Form 10-Q
period 2008-09-30
Discovery Communications, Inc.
filed 2008-11-07
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34177

DISCOVERY COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2333914 (I.R.S. Employer Identification No.)

One Discovery Place
Silver Spring, Maryland	20910
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (240) 662-2000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The total number of common stock outstanding as of November 5, 2008 was:

Series A - $0.01 par value	134,031,741
Series B - $0.01 par value	6,598,161
Series C - $0.01 par value	140,629,901

DISCOVERY COMMUNICATIONS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; amounts in millions, except share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$92	$8
Accounts receivable, net	764	10
Content rights, net	79	—
Other current assets	171	2
Assets of discontinued operations	—	352

Total current assets	1,106	372

Investment in Discovery Communications Holding, LLC	—	3,272
Investments in and advances to unconsolidated affiliates	80	—
Noncurrent content rights, net	1,149	—
Property and equipment, net	412	5
Goodwill	7,096	1,782
Intangible assets, net	392	1
Other assets	210	—
Assets of discontinued operations	—	434

Total assets	$10,445	$5,866

LIABILITIES, REDEEMABLE INTERESTS IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$418	$6
Current portion of long-term debt	349	—
Other current liabilities	253	2
Liabilities of discontinued operations	—	112

Total current liabilities	1,020	120

Long-term debt	3,555	—

Derivative financial instruments	48	—
Other liabilities	254	1,228
Liabilities of discontinued operations	—	23

Total liabilities	4,877	1,371

Redeemable interests in subsidiaries	49	—

Stockholders’ equity
Series A preferred stock, $0.01 par value; authorized 75 million shares; issued and outstanding 70 million shares at September 30, 2008	1	—
Series C preferred stock, $0.01 par value; authorized 75 million shares; issued and outstanding 70 million shares at September 30, 2008	1	—
Series A common stock, $0.01 par value; authorized 1.7 billion shares; issued and outstanding 134 million shares at September 30, 2008 and December 31, 2007	1	1
Series B common stock, $0.01 par value; authorized 100 million shares; issued and outstanding 7 million shares at September 30, 2008 and December 31, 2007	—	—
Series C common stock, $0.01 par value; authorized 2.0 billion shares; issued and outstanding 141 million shares at September 30, 2008 and December 31, 2007	2	2
Additional paid-in capital	6,559	5,728
Accumulated deficit	(1,042)	(1,253)
Accumulated other comprehensive (loss) income	(3)	17

Total stockholders’ equity	5,519	4,495

Total liabilities, redeemable interests in subsidiaries, and stockholders’ equity	$10,445	$5,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; amounts in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Advertising	$332	$—	$1,014	$—
Distribution	419	—	1,239	—
Other	94	15	286	59

Total revenues	845	15	2,539	59

OPERATING COSTS AND EXPENSES
Cost of revenues	262	11	758	37
Selling, general and administrative	224	7	845	24
Depreciation and amortization	50	1	146	2
Exit and restructuring costs	13	—	17	—

Total operating costs and expenses	549	19	1,766	63

Operating income (loss)	296	(4)	773	(4)

OTHER (EXPENSE) INCOME
Equity in earnings of Discovery Communications Holding, LLC	—	10	—	158
Equity in loss of unconsolidated affiliates	(1)	—	(2)	—
Interest expense, net	(61)	—	(196)	—
Other, net	(7)	—	(2)	6

Total other (expense) income, net	(69)	10	(200)	164

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	227	6	573	160

Provision for income taxes	(93)	(4)	(285)	(62)
Minority interests in consolidated subsidiaries, net of tax	(40)	—	(119)	—

NET INCOME FROM CONTINUING OPERATIONS	94	2	169	98

NET INCOME FROM DISCONTINUED OPERATIONS	40	5	42	4

NET INCOME	$134	$7	$211	$102

Net income per share from continuing operations, basic and diluted	$0.31	$0.01	$0.59	$0.35
Net income per share from discontinued operations, basic and diluted	0.13	0.02	0.15	0.01

Net income per share, basic and diluted	$0.44	$0.03	$0.74	$0.36

Average shares outstanding, basic and diluted	302	280	287	280

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; amounts in millions)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$211	$102
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	248	50
Share-based compensation	(47)	2
Equity in earnings of Discovery Communications Holding, LLC	—	(158)
Equity in loss of unconsolidated affiliates	2	—
Deferred income taxes	122	63
Minority interests in consolidated subsidiaries, net of tax	119	—
Gains on dispositions	(76)	—
Other charges	7	(8)
Changes in operating assets and liabilities, net of Ascent Media Corporation spin-off:
Accounts receivable, net	(29)	(4)
Content rights, net	(74)	—
Accounts payable and accrued liabilities	(18)	(10)
Other, net	(42)	(4)

Cash provided by operating activities	423	33

INVESTING ACTIVITIES
Net cash acquired from Newhouse Transaction	45	—
Business acquisitions, net of cash acquired	(8)	—
Acquisition of property and equipment	(84)	(36)
Proceeds from sale of securities	24	—
Proceeds from dispositions	139	—
Other investing activities, net	—	2

Cash provided by (used in) investing activities	116	(34)

FINANCING ACTIVITIES
Ascent Media Corporation spin-off	(356)	—
Net repayments on revolver loan	(80)	—
Principal payments of long-term debt	(200)	—
Payments of capital leases	(12)	—
Net cash from option exercises	—	4
Other financing activities, net	(10)	—

Cash (used in) provided by financing activities	(658)	4

Effect of exchange rate changes on cash and cash equivalents	2	—

CHANGE IN CASH AND CASH EQUIVALENTS	(117)	3
Cash and cash equivalents of discontinued operations, beginning of period	201	153
Cash and cash equivalents of continuing operations, beginning of period	8	1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92	$157

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited; amounts in millions)

										Accumulated
								Additional		Other	Total
	Preferred Stock			Common Stock				Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Series A	Series C	Shares	Series A	Series B	Series C	Capital	Deficit	Income (loss)	Equity

Balance as of December 31, 2007	—	$—	$—	282	$1	$—	$2	$5,728	$(1,253)	$17	$4,495
Net income	—	—	—	—	—	—	—	—	211	—	211
Foreign currency translation adjustments, net	—	—	—	—	—	—	—	—	—	(10)	(10)
Change in market value of financial instruments, net of tax	—	—	—	—	—	—	—	—	—	1	1
Reversal of deferred tax liability related to DHC’s investment in DCH	—	—	—	—	—	—	—	1,317	—	—	1,317
Issuance of preferred stock	140	1	1	—	—	—	—	208	—	—	210
Share-based compensation	—	—	—	—	—	—	—	3	—	—	3
Ascent Media Corporation spin-off	—	—	—	—	—	—	—	(697)	—	(11)	(708)

Balance as of September 30, 2008	140	$1	$1	282	$1	$—	$2	$6,559	$(1,042)	$(3)	$5,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States (U.S.) and more than 170 other countries, including television networks offering customized programming in 35 languages. Discovery also develops and sells consumer and educational products and services in the U.S. and internationally, and owns and operates a diversified portfolio of website properties and other digital and media sound services. The Company operates through three divisions: Discovery networks U.S., or U.S. networks, consisting principally of domestic cable and satellite television network programming, web brands, and other digital services; Discovery networks international, or international networks, consisting principally of international cable and satellite television network programming; and Discovery commerce, education, and other, consisting principally of electronic commerce, catalog, and domestic licensing businesses. Financial information for Discovery’s reportable segments is presented in Note 16.
Basis of Presentation
Newhouse Transaction and Ascent Media Corporation Spin-Off
     Discovery was formed in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with Discovery, which was consummated on September 17, 2008 (the “Newhouse Transaction”). Prior to the Newhouse Transaction, DCH was owned approximately 66 2/3% by DHC and 33 1/3% by Advance/Newhouse. The Newhouse Transaction was completed as follows:
•	On September 17, 2008, DHC completed the spin-off to its shareholders of Ascent Media Corporation (“AMC”), a subsidiary holding the cash and businesses of DHC, except for certain businesses that provide sound, music, mixing, sound effects, and other related services under brand names such as Sound One, POP Sound, Soundelux and Todd A-O (“CSS”) (which businesses remained with the Company following the completion of the Newhouse Transaction) (the “AMC spin-off”);

•	On September 17, 2008, immediately following the AMC spin-off, DHC merged with a transitory merger subsidiary of Discovery, and DHC’s existing shareholders received common stock of Discovery; and

•	On September 17, 2008, immediately following the DHC exchange of shares for the Company, Advance/Newhouse contributed its interests in DCH and Animal Planet to Discovery in exchange for Series A and Series C convertible preferred stock of Discovery that are convertible at any time into Discovery common stock initially representing 33 1/3% of the outstanding shares of Discovery common stock.
     As a result of the Newhouse Transaction, DHC and DCH each became a wholly-owned subsidiary of Discovery. Because Advance/Newhouse was a 33 1/3% owner of DCH prior to the completion of the Newhouse Transaction and is a 33 1/3% owner of the Company (whose only significant asset is 100% of DCH) immediately following completion of the Newhouse Transaction, there was no effective change in ownership. The Company’s convertible preferred stock does not have any special dividend rights and only a de minimus liquidation preference. Additionally, Advance/Newhouse retains significant participatory special class voting rights with respect to the Company’s matters. Pursuant to Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations (“FTB 85-5”), Discovery accounted for the Newhouse Transaction as a non-substantive merger, and therefore, the Newhouse Transaction was recorded at the investors’ historical bases.
     At the conclusion of the Newhouse Transaction, Discovery became the successor reporting entity. In accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), as amended, paragraph 11, the financial results of both DHC and DCH have been combined in Discovery’s financial statements as if the Newhouse Transaction occurred January 1, 2008. The interest in DCH owned by Advance/Newhouse for all periods prior to the Newhouse Transaction are reflected as minority interests in consolidated subsidiaries, net of tax.
     As Discovery’s financial statements reflect the combined results of DHC and DCH beginning January 1, 2008, the accompanying consolidated financial statements and notes for 2007 reflect only the financial results of DHC. DHC accounted for its investment in DCH using the equity method prior to the Newhouse Transaction. The presentation of the 2007 consolidated financial statements includes the results of DCH’s operations as an equity method investment through December 31, 2007. Refer to Note 3 for further discussion.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
     As a result of the AMC spin-off, the Company has reported AMC as a discontinued operation. Accordingly, Discovery’s results of operations for all periods presented have been reclassified to reflect the financial results of AMC as a discontinued operation.
Basis of Consolidation and Accounting for Investments
     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, and cash flows of the reporting entity and all entities in which a controlling voting interest is held and variable interest entities required to be consolidated in accordance with U.S. generally accepted accounting principles. All significant inter-company accounts and transactions have been eliminated in consolidation.
     The financial position and operating results of all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the statement of stockholders’ equity as a component of accumulated other comprehensive income (loss).
     Investments in companies in which the reporting entity has significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when the reporting entity owns between 20% and 50% of the investee. However, in certain circumstances, the reporting entity’s ownership percentage exceeds 50% but accounts for the investment using the equity method because the minority shareholders hold certain rights.
     The effects of any changes in the reporting entity’s ownership interest resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties and certain other equity transactions recorded by consolidated subsidiaries or equity investees are accounted for as a capital transaction pursuant to the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 51, Accounting for the Sales of Stock of a Subsidiary (“SAB 51”).
Reclassifications
     Certain reclassifications have been made to the prior year financial information to conform to the September 30, 2008 presentation.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results may differ from those estimates and could have a material impact on the consolidated financial statements.
     Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, business combinations, revenues, equity-based compensation, income taxes, content rights, and contingencies.
Interim Financial Statements
     The condensed consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles applicable to interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DHC included in DHC’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and the audited consolidated financial statements of DCH for the year ended December 31, 2007, included in Discovery’s registration statement on Form S-4, as amended, dated August 6, 2008.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted
     On January 1, 2008, the Company adopted certain provisions of FASB Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”), which establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and expands the required disclosures about fair value measurement. FAS 157 was adopted on a prospective basis. The provisions of FAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of FAS 157 related to other non-financial assets and liabilities will be effective for Discovery on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional FAS 157 provisions will have on the Company’s consolidated financial statements. Refer to Note 5 for further discussion.
     On January 1, 2008, the Company adopted the provisions of FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. The Company has not elected the fair value option for any additional financial instruments or other items under FAS 159.
Accounting Pronouncements Not Yet Adopted
     In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). This FSP provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF No. 03-6-1 will be effective for Discovery on January 1, 2009, and will be applied retrospectively to all prior-period earnings per share computations. The Company is currently evaluating the impact that the provisions of FSP EITF No. 03-6-1 will have on the Company’s consolidated financial statements.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset pursuant to FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The provisions of FSP 142-3 will be effective for Discovery on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that the provisions of FSP 142-3 will have on the Company’s consolidated financial statements.
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, as amended (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to include information about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 will be effective for Discovery on January 1, 2009. The Company is currently evaluating the impact that the provisions of FAS 161 will have on the Company’s consolidated financial statements.
     In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). This Statement requires, among other things, that companies: (i) expense business acquisition transaction costs, which are presently included in the cost of the acquisition, (ii) record an asset for in-process research and development, which is presently expensed at the time of the acquisition, (iii) record at fair value amounts for contingencies, including contingent consideration, as of the purchase date with subsequent adjustments recognized in operations, which is presently accounted for as an adjustment of purchase price, (iv) recognize decreases in valuation allowances on acquired deferred tax assets in operations, which are presently considered to be subsequent changes in consideration and are recorded as decreases in goodwill, and (v) measure at fair value any non-controlling interest in the acquiree. The provisions of FAS 141R will be effective for Discovery on January 1, 2009, and will be applied prospectively to new business combinations consummated on or subsequent to the effective date. Generally, the effects of FAS 141R will depend on future acquisitions.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires that non-controlling interests be reported within equity in the balance sheet and that the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly presented in the statement of income. The provisions of FAS 160 will be effective for Discovery on January 1, 2009, and will be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively to all periods presented. The Company is currently evaluating the impact that the provisions of FAS 160 will have on the Company’s consolidated financial statements.
     In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity, for example an agreement to co-produce and distribute programming with another media company. The provisions of EITF 07-1 will be effective for Discovery on January 1, 2009, and will be applied retrospectively to all periods presented. The Company is currently evaluating the impact that the provisions of EITF 07-1 will have on the Company’s consolidated financial statements.
3. INVESTMENTS
Investment in Discovery Communications Holding, LLC
     Prior to September 17, 2008, DCH was owned approximately 66 2/3% by DHC and 33 1/3% by Advance/Newhouse. DHC accounted for its interest in DCH using the equity method because of certain participating governance rights held by Advance/Newhouse that restricted DHC’s ability to control DCH. On September 17, 2008, DHC and Advance/Newhouse combined their respective interests in DCH to create Discovery. As a result of the Newhouse Transaction, pursuant to ARB 51, the financial results of DHC and DCH have been combined in Discovery’s financial statements as if the Newhouse Transaction occurred on January 1, 2008. Refer to Note 1 for additional information describing the Newhouse Transaction and the financial reporting presentation. The following information is relevant for understanding DHC’s historical accounting for its investment in DCH.
     DCH was formed through a restructuring completed on May 14, 2007 in which DHC, Advance/Newhouse, and Cox Communications Holdings, Inc. (“Cox”), became members of DCH. As part of this restructuring, on May 14, 2007, DCH and Cox completed an exchange of Cox’s ownership interest in DCH for all of the capital stock of a subsidiary of DCH that held Travel Channel and travelchannel.com (collectively, the “Travel Business”), and approximately $1.3 billion in cash (the “Cox Transaction”). The distribution of the Travel Channel and travelchannel.com, which was valued at $575 million, resulted in a $135 million tax-free gain included in DCH’s continuing operations. The ownership interest previously owned by Cox was retired. Upon completion of the Cox Transaction, DHC held a 66 2/3% interest in DCH and Advance/Newhouse held a 33 1/3% interest in DCH.
     The Cox Transaction resulted in no change in DHC’s total investment in DCH. However, DHC’s share of DCH’s recorded net assets was reduced, creating approximately $533 million in excess basis. The allocation process was completed in the first quarter of 2008 and resulted in approximately 48% of the excess basis created by the Cox Transaction being allocated to content and intangible assets with determinable useful lives. Additional information regarding the content and intangible assets is presented in Note 7.
     From January 1, 2007 through May 14, 2007, DHC recorded its 50% share in the earnings of DCH. From May 15, 2007 to September 17, 2008, DHC recorded its 66 2/3% share in the earnings of DCH. As mentioned above, the financial results of both DHC and DCH are presented on a combined basis in Discovery’s financial statements as of January 1, 2008. Therefore, DHC’s 2008 financial results have been recast to report DCH on a combined basis rather than under the equity method. The presentation of the 2007 consolidated financial statements includes the results of DCH’s operations as an equity method investment for the period prior to January 1, 2008 as equity in earnings of DCH. The interest in DCH owned by Advance/Newhouse for the period January 1, 2008 to September 17, 2008 is reflected as minority interest in consolidated subsidiaries, net of tax.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
     DHC’s carrying value for DCH was $3.3 billion at December 31, 2007. In addition, enterprise-level goodwill of $1.8 billion was allocated to the investment in DCH.
     Summarized financial information for DCH is as follows:
     Consolidated Balance Sheet

December 31,
2007
(amounts in millions)
Cash and cash equivalents	$45
Other current assets	1,032
Property and equipment, net	397
Goodwill and intangible assets	5,052
Noncurrent content rights, net	1,048
Other assets	386

Total assets	$7,960

Current liabilities	$1,093
Long-term debt	3,866
Other liabilities	244
Redeemable interests in subsidiaries	49
Members’ equity	2,708

Total liabilities, redeemable interests in subsidiaries, and members’ equity	$7,960

     Consolidated Statement of Operations

Nine Months Ended
September 30, 2007
(amounts in millions)
Revenues	$2,241
Cost of revenues	(736)
Selling, general and administrative	(949)
Exit and restructuring costs	(16)
Depreciation and amortization	(95)
Asset impairments	(26)
Gain from disposition of business	135

Operating income	554
Equity in earnings of unconsolidated affiliates	6
Interest expense, net	(179)
Other, net	2
Provision for income taxes	(74)
Minority interests in consolidated subsidiaries, net of tax	(2)

Net income from continuing operations	307
Net loss from discontinued operations	(61)

Net income	$246

DHC’s share of DCH’s net income	$158

The Oprah Winfrey Network
     On June 19, 2008, Discovery entered into a 50%-50% joint venture with Oprah Winfrey and Harpo, Inc. (“Harpo”) to rebrand Discovery Health Channel as OWN: The Oprah Winfrey Network (“OWN Network”). It is expected that Discovery Health will be rebranded as the OWN Network in late 2009.
     Pursuant to the agreement, Discovery has committed to fund up to $100 million of the venture’s operations through September 2011. To the extent funding the joint venture in excess of $100 million is necessary, the Company may provide additional funds through a member loan or require the venture to seek third party financing. Discovery must contribute its interest in the Discovery Health Channel and certain DiscoveryHealth.com content. Harpo must contribute the Oprah.com website (which will serve as the platform for the venture website) and certain Oprah.com content.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
     Discovery and Harpo must make these contributions on the launch date unless it is mutually agreed that certain contributions will be made prior to the launch date for the benefit of the venture.
     In connection with the formation of the OWN joint venture, Discovery provided a put right to Harpo which is exercisable on four separate put exercise dates within 12.5 years of the Venture’s formation date. The put arrangement provides Harpo with the right to require Discovery to purchase its 50 percent ownership interest at fair market value up to a maximum put amount. The maximum put amount ranges between $100 million on the first put exercise date up to $400 million on the fourth put exercise date.
     Through September 30, 2008, no significant contributions have been made to the venture. Voting control of the venture is shared by Harpo and the Company, but the Company has determined that this entity qualifies as a variable interest entity and has consolidated the venture as its primary beneficiary. As Harpo has not yet contributed any assets to the venture, the Company is recording 100% of the losses. During the three and nine months ended September 30, 2008, the Company incurred transaction costs of $4 million and $7 million, respectively, related to the OWN joint venture.
4. DISPOSITIONS
Ascent Media Corporation Spin-off
     On September 17, 2008, as part of the Newhouse Transaction (Note 1), DHC completed the spin-off to its shareholders of AMC, a subsidiary holding the cash and businesses of DHC, except for certain businesses that provide sound, music, mixing, sound effects and other related services under brand names such as Sound One, POP Sound, Soundelux and Todd A-O (which businesses remained with the Company following the completion of the Newhouse Transaction). The AMC spin-off was structured as a tax free transaction and there was no gain or loss related to the spin-off. As there is no continuing involvement in the operations of AMC, the financial results of AMC have been presented as discontinued operations in the consolidated financial statements in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”) for all periods presented.
Palm Bay Disposition
     On September 8, 2008, DHC sold its ownership interests in Palm Bay for approximately $7 million in cash. It was determined that Palm Bay was a non-core asset, and the sale of Palm Bay was consistent with DHC’s strategy to divest non-core assets. DHC recognized a pre-tax gain of approximately $3 million in connection with the sale of Palm Bay, which is recorded as a component of net income from discontinued operations. As there is no continuing involvement in the operations of Palm Bay, the financial results of Palm Bay have been presented as discontinued operations in the consolidated financial statements in accordance with FAS 144 for all periods presented.
Ascent Media CANS, LLC Disposition
     On September 4, 2008, DHC sold its ownership interests in Ascent Media CANS, LLC (DBA AccentHealth) for approximately $119 million in cash. It was determined that AccentHealth was a non-core asset, and the sale of AccentHealth was consistent with DHC’s strategy to divest non-core assets. DHC recognized a pre-tax gain of approximately $64 million in connection with the sale of AccentHealth, which is recorded as a component of net income from discontinued operations. As there is no continuing involvement in the operations of AccentHealth, the financial results of AccentHealth have been presented as discontinued operations in the consolidated financial statements in accordance with FAS 144 for all periods presented.
Asset Dispositions
     During the three and nine months ended September 30, 2008, DHC disposed of certain buildings and equipment for approximately $13 million in cash. DHC recognized a pre-tax gain of approximately $9 million in connection with the asset disposals. The disposed assets were part of the AMC business. Accordingly, the gain is recorded as a component of net income from discontinued operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
Summary of Discontinued Operations
     Summary financial data for the discontinued operations related to the above transactions for the three and nine months ended September 30, 2008 and 2007 is as follows:
     Income Statement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(amounts in millions)
Revenues	$134	$163	$482	$470
(Loss) income from the operations of discontinued operations before income taxes	$(8)	$5	$(6)	$6
Net (loss) income from the operations of discontinued operations	$(7)	$5	$(5)	$4
Gains on dispositions, net of tax	$47	$—	$47	$—
Net income per share from discontinued operations, basic and diluted	$0.13	$0.02	$0.15	$0.01
Average shares outstanding, basic and diluted	302	280	287	280
     Balance Sheet:

December 31,
2007
(amounts in millions)
Current assets	$352
Total assets	$786
Current liabilities	$112
Total liabilities	$135
     No interest expense was allocated to discontinued operations for the periods presented herein since there was no debt specifically attributable to discontinued operations or that was required to be repaid following the spin-off.
5. FAIR VALUE MEASUREMENTS
     Effective January 1, 2008, the Company adopted FAS 157 for all financial instruments accounted for at fair value on a recurring basis. In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2008:

		Fair Value Measurements
		as of September 30, 2008 Using:
		(amounts in millions)
			Significant
		Quoted Market	Other	Significant
		Prices in Active	Observable	Unobservable
	Fair Value as of	Markets for	Inputs	Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities	$15	$15	$—	$—
Deferred compensation plan assets	37	37	—	—

Liabilities
Derivatives	(51)	—	(51)	—
Deferred compensation plan liability	(37)	—	(37)	—
HSW International, Inc. liability	(35)	—	—	(35)
Redeemable interests in subsidiaries	(49)	—	—	(49)

	$(120)	$52	$(88)	$(84)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
     For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
     In December 2007, Discovery acquired HowStuffWorks.com (“HSW”) and a 49.5% interest in HSW International, Inc. (“HSWi”). Pursuant to the terms of the agreement, Discovery has the option to: (i) distribute the HSWi stock to the former HSW shareholders, or (ii) sell the HSWi stock and distribute substantially all of the proceeds to former HSW shareholders. Discovery recognized a liability for its estimated obligation with respect to the HSWi shares to the former HSW shareholders. HSWi shares are publicly traded on the Nasdaq Global Market. Based upon the volatility and thinly traded nature of HSWi’s stock, the Company does not believe the quoted market value of the underlying stock is indicative of fair value of the liability. The value of the HSWi liability is determined based on a discounted cash flow model using management’s best judgments with respect to discount rates and terminal values. Discovery adjusts the liability each period to fair value through adjustments to earnings. The valuation considers forecasted operating results and market valuation factors. The estimated liability at September 30, 2008 is $35 million. As of September 30, 2008, Discovery’s ownership interest in HSWi has been diluted to 42.8% as a result of HSWi issuing additional equity capital.
     The Company estimates the redeemable interests in subsidiaries based on a contractual formula considering the projected results of applicable networks. Refer to Note 9 for further discussion.
     The following table reconciles the beginning and ending balances of liabilities classified as Level 3 measurements and identifies the net income the Company recognized during the three months ended September 30, 2008:

		Redeemable Interests
	HSWi Liability	in Subsidiaries
	(amounts in millions)
Balance as of July 1, 2008	$(43)	$(49)
Total gains:
Included in net income	8	—
Included in other comprehensive income	—	—
Purchases, issuances, settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance as of September 30, 2008	$(35)	$(49)

     The following table reconciles the beginning and ending balances of liabilities classified as Level 3 measurements and identifies the net income the Company recognized during the nine months ended September 30, 2008:

		Redeemable Interests
	HSWi Liability	in Subsidiaries
	(amounts in millions)
Balance as of January 1, 2008	$(54)	$(49)
Total gains:
Included in net income	19	—
Included in other comprehensive income	—	—
Purchases, issuances, settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance as of September 30, 2008	$(35)	$(49)

     Total gains of $8 million and $19 million for the three and nine months ended September 30, 2008 were recorded in other, net.
     During the three and nine months ended September 30, 2008, the Company recorded other-than-temporary impairment charges of $8 million and $16 million, respectively, related to its investment in HSWi, which were recorded in other, net.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
6. CONTENT RIGHTS
     Content rights consisted of the following (no such amounts were recorded by DHC at December 31, 2007):

September 30,
2008
(amounts in millions)

Produced content rights
Completed	$1,401
In-process	251
Co-produced content rights
Completed	429
In-process	91
Licensed content rights
Completed	213
In-process	25

Content rights, at cost	2,410
Accumulated amortization	(1,182)

Content rights, net	1,228

Less: current portion	79
Non current portion	$1,149

     Amortization of content rights is recorded as a component of cost of revenue and was $178 million and $495 million for the three and nine months ended September 30, 2008, respectively. Amortization for the three months ended September 30, 2008 includes an impairment charge of approximately $21 million for completed content and a write-off of $4 million in content that was in development. Amortization for the nine months ended September 30, 2008 includes an impairment charge of approximately $26 million for completed content and a write-off of $14 million in content that was in development. The impairment and write-off in 2008 were the result of new programming leadership evaluating the networks’ programming portfolio assets and concluding that certain programming no longer fit the strategy of the networks and would no longer be aired.
7. GOODWILL AND INTANGIBLE ASSETS
     Goodwill and intangible assets consisted of the following:

	September 30,	December 31,
	2008	2007
	(amounts in millions)
Goodwill	$7,096	$1,782

Trademarks, net of accumulated amortization of $10 million and zero	$55	$1
Customer lists, net of accumulated amortization of $120 million and zero	302	—
Other, net of accumulated amortization of $92 million and zero	35	—

Intangible assets, net	$392	$1

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
     Changes in the net carrying amount of goodwill were as follows:

Reconciliation of net
carrying amount of goodwill
(amounts in millions)
Balance as of December 31, 2007	$1,782
Newhouse Transaction	4,870
DHC equity investment goodwill	475
HSW purchase accounting adjustment	(23)
Translation and other	(8)

Balance as of September 30, 2008	$7,096

      U.S. networks, international networks, and commerce, education, and other have $5.9 billion, $1.1 billion, and $44 million of allocated goodwill, respectively. The allocation of goodwill following the Newhouse Transaction was based on a preliminary assessment, which will be finalized prior to December 31, 2008.
Discontinued Operations
     The December 31, 2007 goodwill balance excludes $127 million of AMC goodwill, which has been reclassified to assets of discontinued operations.
DHC Equity Investment Goodwill
     As a result of the Cox Transaction (described in Note 3) on May 14, 2007, DHC’s ownership percentage of Discovery increased from 50% to 66 2/3%. The repurchase of Cox’s interest in Discovery created a basis differential between DHC’s and Advance/Newhouse’s investment balances and their share of the net assets of Discovery. DHC and Advance/Newhouse allocated the gross basis differential to Discovery in the first quarter of 2008 assets as follows:

	Allocation	Useful life
	(amounts in millions)
Content	$46	14
Customer relationships	$278	8
Goodwill	$475	Indefinite

Total	$799

     As a result of the Newhouse Transaction, the basis differential has been reclassified from the equity investment line to the respective assets on the Company’s balance sheet. Amortization expense for these assets is $9 million and $27 million for the three and nine months ended September 30, 2008, respectively, of which additional basis in content of $1 million and $2 million was recorded in cost of revenues during the three and nine months ended September 30, 2008, respectively. During 2008, the reclassification of the basis differential is the only significant change to the Company’s intangible assets.
HSW Purchase Accounting Adjustment
     During the quarter ended September 30, 2008, the Company adjusted the deferred tax liabilities associated with HSW following an assessment of acquired net operating loss carry forwards that would be realizable, resulting in a $23 million reduction of goodwill.
Recoverability of Goodwill
     The Company annually assesses the carrying value of goodwill to determine whether impairment may exist, unless indicators of impairment become evident requiring immediate assessment. The Company’s annual impairment testing is performed in the fourth quarter. As of September 30, 2008, and continuing into the fourth quarter, the Company’s market capitalization declined compared with December 31, 2007, as a result of unusual capital market volatility. The Company does not believe that a triggering event has occurred during 2008, as much of this decline has taken place recently and has not existed for an extended period of time.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
     The Company will perform its annual goodwill impairment assessment in the fourth quarter of 2008 and will consider the impact of this decline in market capitalization if it continues.
     The determination of recoverability of goodwill requires significant judgment and estimates regarding future cash flows, fair values, and the appropriate grouping of assets. Such estimates are subject to change and could result in impairment losses being recognized in the future.
8. DEBT
     Debt at September 30, 2008, consists of the following (no debt was outstanding for DHC at December 31, 2007):

September 30,
2008
(amounts in millions)
$1.0 billion Term Loan A, due quarterly December 2008 to October 2010	$1,000
$1.6 billion Revolving Loan, due October 2010	340
€260 million Revolving Loan, due April 2009	11
$1.5 billion Term Loan B, due quarterly September 2007 to May 2014	1,481
7.45% Senior Notes, semi-annual interest, due September 2009	55
8.37% Senior Notes, semi-annual interest, due March 2011	220
8.13% Senior Notes, semi-annual interest, due September 2012	235
Floating Rate Senior Notes, semi-annual interest, due December 2012	90
6.01% Senior Notes, semi-annual interest, due December 2015	390
Obligations under capital leases	81
Other notes payable	1

Subtotal	3,904
Less: current portion	(349)

Total long-term debt	$3,555

     During the first nine months of 2008, the Company paid $80 million under its revolving loans and paid off $200 million in long-term debt. Future principal payments under the debt arrangements, excluding obligations under capital leases and other notes payable, as of September 30, 2008, are as follows: $66 million during the fourth quarter of 2008, $456 million in 2009, $917 million in 2010, $235 million in 2011, $340 million in 2012, $15 million in 2013, and $1.8 billion thereafter.
9. REDEEMABLE INTEREST IN SUBSIDIARIES
People & Arts Latin America and Animal Planet Channel Group
     Discovery and the British Broadcasting Corporation (the “BBC”) have formed several cable and satellite television network joint ventures to develop and distribute programming content. Generally, the ventures are 50%-50% owned by Discovery and the BBC. In addition to its own funding requirements, Discovery has assumed the BBC funding requirements, giving Discovery preferential cash distribution with these ventures. Discovery controls these ventures and consolidates them accordingly.
     Pursuant to the terms of the venture agreements, the BBC has the right, but not the obligation, to require Discovery to purchase the BBC’s interest for cash if the People & Arts Latin America or the Animal Planet Channel Group (comprised of Animal Planet Europe, Animal Planet Asia, and Animal Planet Latin America) do not achieve certain financial performance benchmarks. A range for the estimated redemption value is based on a contractual formula considering the projected results of each network within the channel group that is measured every three years commencing on December 31, 2002. Discovery has accreted to an estimated redemption value of $49 million as of September 30, 2008, which is management’s best estimate within the range, based on certain assumptions and legal interpretations for the contractual formula. Changes in contractual interpretations and assumptions used to estimate the redemption value could materially impact current estimates. Discovery recorded no accretion to the redemption value during the nine months ended September 30, 2008.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
10. NET INCOME PER SHARE
     Basic net income per share is computed by dividing net income by the weighted average number of common shares and preferred shares outstanding during the period. Preferred shares are included in the weighted average number of shares outstanding when calculating both basic and diluted income per share as the common shares and preferred shares participate equally in any dividends paid.
     The weighted average number of shares oustanding for 2008 includes Discovery’s common shares outstanding since January 1, 2008, which assumes the Newhouse Transaction was consummated January 1, 2008, and preferred shares outstanding since September 17, 2008, the date this new class of shares was issued. The weighted average number of shares outstanding for the three and nine months ended September 30, 2008 is 302 million and 287 million, respectively, which includes Series A, B, and C common shares, as well as Series A and C convertible preferred shares. The weighted average number of shares oustanding for 2007 represents DHC’s common shares outstanding. The weighted average number of shares outstanding for the three and nine months ended September 30, 2007 is 280 million.
     Diluted net income per share adjusts basic net income per share for the dilutive effects of convertible securities, stock options, and other potentially dilutive financial instruments, as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2008 and 2007, their inclusion does not impact the basic net income per share amount as reported in the accompanying consolidated statements of operations.
11. STOCKHOLDERS’ EQUITY
Common Stock
     In connection with the Newhouse Transaction, on September 17, 2008, the date the transaction was consummated, the existing shareholders of DHC received shares of Discovery’s common stock. DHC Series A common stockholders and DHC Series B common stockholders received 0.50 shares of the same series of Discovery common stock and 0.50 shares of Discovery Series C common stock. As a result of this transaction, Discovery issued 134 million, 7 million, and 141 million shares of its Series A common stock, Series B common stock, and Series C common stock, respectively.
     All three series of Discovery common stock (Series A, B and C) have the same rights and preferences, except: (i) the Series B common stock is convertible into the Series A common stock, and (ii) the Series B common stock has 10 votes per share, the Series A common stock has one vote per share, and the Series C common stock does not have any voting rights except as required by Delaware law.
     Subject to any preferential rights of any outstanding series of Discovery’s preferred stock created by Discovery’s board from time to time, the holders of Discovery’s common stock are entitled to such dividends as may be declared from time to time by Discovery’s board from available funds. Generally, when a dividend is paid to the holders of one series of common stock, Discovery will also pay to the holders of the other series of common stock an equal per share dividend.
     In the event of Discovery’s liquidation, dissolution, or winding up, after payment or provision for payment of Discovery’s debts and liabilities and subject to the prior payment in full of any preferential amounts to which Discovery’s preferred stock holders may be entitled including the liquidation preference granted to holders of Series A convertible preferred stock and Series C convertible preferred stock, the holders of Series A common stock, Series B common stock, Series C common stock, Series A convertible preferred stock and Series C convertible preferred stock will share equally, on a share for share basis (and in case of holders of Series A convertible preferred stock and Series C convertible preferred stock, on an as converted into common stock basis), in Discovery’s assets remaining for distribution to the holders of Discovery’s common stock.
Preferred Stock
     In connection with the Newhouse Transaction, on September 17, 2008, the date the transaction was consummated, Advance/Newhouse received shares of Discovery’s Series A convertible preferred stock and Series C convertible preferred stock. As a result of this transaction, Discovery issued 70 million of each of its Series A convertible preferred stock and Series C convertible preferred stock.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
     Both series of Discovery preferred stock (Series A and C) are convertible at any time into Discovery common stock initially representing 33 1/3% of the outstanding shares of Discovery common stock and 26% of the aggregate voting power of Discovery (other than with respect to the election of directors and select matters) based upon the number of shares of common stock issued in connection with the Newhouse Transaction. The Series A convertible preferred stock is convertible into a number of shares of Discovery Series A common stock equal to 50% of the aggregate number of shares of Discovery Series A and Series B common stock issued in the Newhouse Transaction, and the Series C convertible preferred stock is convertible into a number of shares of Discovery Series C common stock equal to 50% of the shares of Discovery Series C common stock issued in the Newhouse Transaction, in each case subject to anti-dilution adjustments. Advance/Newhouse is entitled to additional shares of the same series of convertible preferred stock if the stock options and stock appreciation rights outstanding immediately after the Newhouse Transaction are exercised into Discovery common stock. In order to satisfy this anti-dilution provision, the Company has placed approximately 536,000 shares of preferred stock into an escrow account upon the closing of the Newhouse Transaction for the benefit of Advance/Newhouse. The preferred shares will be released from escrow upon the exercise of the stock options or stock appreciation rights. The 536,000 preferred shares were issued and escrowed to avoid dilution to Advance/Newhouse as a result of the conversion of DHC equity awards outstanding immediately after the Newhouse Transaction. As described in Note 12, approximately 2 million of DHC options could not be immediately converted into Discovery options. Upon converting those options, the Company will be required to place approximately 1 million additional preferred shares into escrow.
     The Discovery preferred stock has a right to vote with holders of common stock on an as-converted to common stock basis, voting together as a single class on all matters submitted for vote to the common stockholders of Discovery, except for the election of directors. The Discovery preferred stock has the right to elect three directors (preferred stock directors), and has special voting rights on select matters for so long as Advance/Newhouse or its permitted transferee owns at least 80% of the shares of Series A convertible preferred stock outstanding immediately following the closing of the Newhouse Transaction, including fundamental changes in the business of Discovery, mergers and business combinations, certain acquisitions and dispositions and future issuances of Discovery capital stock.
     Subject to the prior preferences and other rights of any senior stock, whenever a cash dividend is paid to the holders of Discovery common stock, Discovery will also pay to the holders of the Series A convertible preferred stock and Series C convertible preferred stock an equal per share cash dividend on an as converted to common stock basis.
     In the event of Discovery’s liquidation, dissolution and winding up, after payment or provision for payment of Discovery’s debts and liabilities and subject to the prior payment with respect to any stock ranking senior to Series A convertible preferred stock or Series C convertible preferred stock, the holders of Series A convertible preferred stock and Series C convertible preferred stock will receive, before any payment or distribution is made to the holders of any common stock or other junior stock, an amount (in cash or property) equal to $.01 per share. Following payment of such amount and the payment in full of all amounts owing to the holders of securities ranking senior to Discovery’s common stock, holders of Series A convertible preferred stock and Series C convertible preferred stock will be entitled to share ratably, on an as-converted to common stock basis, with the holders of Discovery’s common stock, as to any amounts remaining for distribution to such holders.
12. SHARE-BASED COMPENSATION
     The Company has various active equity plans under which it is authorized to grant equity awards to employees including the Discovery Holding Company 2005 Incentive Plan and the Discovery Holding Company 2005 Non-Employee Director Plan (collectively the “Incentive Plans”). On September 17, 2008, Discovery assumed the Discovery Holding Company Transactional Stock Adjustment Plan and converted the awards under this plan, but the Company has no ability to issue new awards under this plan. Share based grants under the Incentive Plans may consist of non-qualified stock options, stock appreciation rights (“SAR”), restricted shares, stock units, cash awards, performance awards or any combination of the foregoing. The Discovery Appreciation Plan (“DAP” or “LTIP”) is a long-term incentive plan under which qualifying employees are granted stock appreciation rights. Consistent with the application of ARB 51, all share-based compensation activity is presented on an as-converted basis as if the Newhouse Transaction had occurred on January 1, 2008. The Company also has a long term incentive plan associated with its acquisition of HSWi for the benefit of the subsidiary’s employees (“HSWi Plan”). The HSWi plan is cash settled and is determined based on the share price of HSWi. No new grants will be made out of the plan, which is expected to terminate in 2010. Compensation expense related to the HSWi plan is $2 million and $7 million for the three and nine months ended September 30, 2008, respectively.
Incentive Plans
     Options are granted with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, the stock options vest 25% per year over a four-year vesting period beginning one year after the grant date and expire seven to ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s incentive plans or after reaching a specified age and years of service.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
     Prior to September 17, 2008 (the date of the Newhouse Transaction), certain non-employee directors were granted stock options to acquire DHC stock. As of September 18, 2008, the stock options were converted pursuant to the merger agreement into options to acquire Discovery common stock. The conversion was based on the volume weighted average price of DHC’s common stock for the last five trading days prior to September 17, 2008 and Discovery’s common stock for the first ten trading days including and subsequent to September 17, 2008. As of September 30, 2008, the directors held approximately 2 million options to purchase the Company’s common stock. As of September 30, 2008, approximately 2 million director’s options could not be converted due to lack of share trading activity in Ascent Media Corporation Series B common stock. These options are presented in the table below at pre-conversion amounts.
     During 2008, the Company issued one million stock options under the Incentive Plans. These options vest 25% per year, beginning one year after the grant date, and expire after seven years. Included in this issuance were 500,000 options issued to a non-employee of the Company, which did not include a substantive performance requirement. This resulted in the immediate recognition of $3 million of cost in the three and nine months ended September 30, 2008.
     The fair value of each stock option issued under the Incentive Plans is determined using the Black-Scholes option-pricing model, using factors set forth in the table below. Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the simplified method as allowed by Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). The simplified method allows companies who issue “plain-vanilla” options to estimate the option term without analyzing historical data. The volatility assumption considers both historical volatility and implied volatility which may be impacted by the Company’s performance as well as changes in economic and market conditions. Dividend yield is assumed to be 0%, because the Company does not expect to pay dividends in the future. The assumptions used in this option-pricing model were as follows:

	Nine Months Ended
	September 30,
	2008	2007
Risk-free interest rate	2.83%	4.57%
Expected term (years)	6.10	5.50
Expected volatility	32.35%	25.50%
Dividend yield	0.00%	0.00%
     A summary of option activity as of and for the nine months ended September 30, 2008, is presented below:

		Weighted
	Options	Average Price
	(in millions)
Outstanding at December 31, 2007	3.0	$16.49
Options granted	0.9	$13.81
Options exercised	—	$0.00
Options forfeited	—	$0.00

Outstanding at September 30, 2008	3.9	$15.86

Weighted average remaining contractual life for outstanding option awards at end of period (years)		5

     At September 30, 2008, there was $2 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize over a weighted average period of 4 years.
     On October 1, 2008, the Company issued approximately 5.0 million cash settled SARS and 6.5 million stock options to employees. The SARS and stock options have a fair value of $3.39 per SAR and $6.22 per option, respectively and will be expensed over the requisite service period.
Long-Term Incentive Plan (Previously Referred to as Discovery Appreciation Plan)
     These awards, which are cash-settled, consist of a number of units which represent an equivalent number of shares of Series A common stock of the Company and have a base price which is determined based on the Company’s stock price. Each award vests as to 25% of the units on each of the four anniversaries of the date of grant. Upon voluntary termination of employment, the Company distributes 100% of vested unit benefits if employees agree to certain provisions.
     Compensation expense associated with LTIP units is recorded as a component of selling, general and administrative expenses. The Company classifies the fair value of the vested units as a current liability.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
     Prior to September 17, 2008 (the date of the Newhouse Transaction), the LTIP units were accounted for in accordance with FASB Statement No. 133, Accounting for Derivative Financial Instruments (“FAS 133”), and EITF Issue No. 02-8, Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Entity (“EITF 02-8”), as the value of the units were indexed to the value of DHC Series A common stock. The Company accounted for the units similar to a derivative, by determining their fair value each reporting period and attributed compensation expense for the awards on a straight-line basis, based on the grant-date fair value and scheduled vesting of the share units. As of September 18, 2008, the LTIP units were converted at the effective time of the Newhouse Transaction to reflect the changes in DHC’s stock and are now indexed to the share price of Discovery’s common stock and subject to the provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), which requires the Company to estimate the number of shares that are not expected to vest due employee turnover. As a result of the conversion, there are approximately 31 million LTIP units outstanding. Application of the estimated forfeiture rate, which was not required by FAS 133, resulted in a decrease in the accrued compensation liability of $2 million.
     In accordance with FAS 123(R), the fair value of each LTIP unit award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value. The assumptions used to determine the fair value of each LTIP unit at September 30, 2008, were as follows:

Risk-free interest rate	1.51%
Expected term (years)	1.03
Expected volatility	38.45%
Dividend yield	0.00%
     A summary of LTIP unit activity as of and for the nine months ended September 30, 2008, is presented below:

		Weighted	Weighted Average	Aggregate
	LTIP Units	Average Price	Contractual Life	Intrinsic Value
	(in millions)			(in millions)
Outstanding at December 31, 2007	31.0	$18.46

Granted	5.1	$25.11
Exercised	(2.9)	$18.89
Forfeited	(1.9)	$20.17

Outstanding at September 30, 2008	31.3	$18.80	1.03	$73

Share-Based Compensation Expense
     Compensation expense (benefit) and the related tax expense (benefit) recognized for share-based compensation plans for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(amounts in millions)
Stock options	—	—	1	2
Long-term incentive plan benefit	(65)	—	(48)	—
Total impact on operating income	(65)	—	(47)	2
Tax expense recognized	23	—	17	—
     The Company made cash payments of $2 million and $20 million during the three and nine month periods ended September 30, 2008 related to the LTIP. The Company also made cash payments of $28 million during the fourth quarter for LTIP grants maturing in October 2008.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
13. EXIT AND RESTRUCTURING COSTS
      Exit and restructuring costs expensed by segment for the three and nine months ended September 30, 2008 are as follows (no material exit and restructuring costs were recorded by DHC in 2007):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
	(amounts in millions)
U.S. networks	$13	$13
International networks	—	—
Commerce, education, and other	—	4
Corporate	—	—

Total exit and restructuring costs	$13	$17

     The Company’s exit and restructuring costs primarily related to employee relocation and termination costs at the U.S. Networks segment. Additionally, the Commerce, Education, and Other segment incurred costs related to the closure of its distribution center and its stores headquarter offices along with the transition of the remaining commerce distribution services to third-party service providers. The purpose of these adjustments was to better align Discovery’s organizational structure with the Company’s new strategic priorities and to respond to continuing changes within the media industry.
     Exit and restructuring costs that were expensed for the three and nine months ended September 30, 2008 are categorized as follows (no material exit and restructuring costs were recorded by DHC in 2007):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
	(amounts in millions)
Contract termination costs	$—	$4
Employee relocations / terminations	13	13

Total exit and restructuring costs	$13	$17

     Changes in the Company’s liability with respect to exit and restructuring costs from January 1, 2008 to September 30, 2008 are set forth below:

		Employee
	Contract	Relocations/
	Termination Costs	Terminations	Total
	(amounts in millions)
Liability as of January 1, 2008	$—	$11	$11
Net accruals	4	13	17
Cash paid	(1)	(9)	(10)

Remaining liability as of September 30, 2008	$3	$15	$18

     As of September 30, 2008, the total exit and restructuring related accruals of $18 million were classified as a current liability. The Company does not expect to incur additional costs with respect to these particular activities.
14. COMMITMENTS AND CONTINGENCIES
     The Company and its subsidiaries lease offices, satellite transponders, and certain equipment under capital and operating lease arrangements.
     The Company has several investments in joint ventures. From time-to-time the Company agrees to fund the operations of the ventures on an as needed basis.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
     Discovery has certain contingent obligations in connection with the acquisition of Treehugger.com totaling up to $6 million over two years payable in the event specific business metrics are achieved.
     In December 2007, Discovery acquired HSW and a 49.5% interest in HSWi. Pursuant to the terms of the agreement, Discovery has the option to: (i) distribute the HSWi stock to the former HSW shareholders, or (ii) sell the HSWi stock and distribute substantially all of the proceeds to former HSW shareholders. Discovery recognized a liability for its estimated obligation with respect to the HSWi shares to the former HSW shareholders.
      Advance/Newhouse is entitled to additional shares of the same series of convertible preferred stock if the stock options and stock appreciation rights outstanding immediately after the Newhouse Transaction are exercised for Discovery common stock. In order to satisfy this anti-dilution provision, the Company has placed approximately 536,000 shares of preferred stock into an escrow account upon the closing of the Newhouse Transaction for the benefit of Advance/Newhouse. The preferred stock will be released from escrow upon the exercise of the stock options or stock appreciation rights. The 536,000 preferred shares were issued and escrowed to avoid dilution to Advance/Newhouse as a result of the conversion of DHC equity awards outstanding immediately after the Newhouse Transaction. As described in Note 12, approximately 2 million of DHC options could not be immediately converted into Discovery options. Upon converting those options, the Company will be required to place approximately 1 million additional preferred shares into escrow.
     In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the other current claims and proceedings will have a material effect on the Company’s consolidated financial statements.
15. INCOME TAXES
     Discovery’s effective tax rate related to income from continuing operations was 50% and 39% for the nine months ended September 30, 2008 and 2007, respectively.
     Discovery’s 2008 effective tax rate differed from the federal income tax rate of 35% primarily due to DHC’s recognition of $85 million of deferred tax expense related to its investment in DCH prior to the Newhouse Transaction (net of tax benefit from intangible amortization related to the spin-off of the Travel Channel in 2007), which is partially offset by the release of an $18 million valuation allowance on deferred tax assets of CSS and the release of a $10 million valuation allowance on deferred tax assets related to net operating loss carry-forwards of AMC. DHC’s 2007 effective tax rate differed from the federal income tax rate of 35% primarily due to state taxes.
     In accordance with ARB 51, DHC and DCH are combined in Discovery’s financial statements as if the Newhouse Transaction had occurred on January 1, 2008. DHC’s book basis in DCH is increased by its share of DCH’s net income through September 17, 2008. However, DHC’s tax basis remains the same. This book-tax difference requires recognition of a deferred tax expense of $91 million (or $85 million net of tax benefit from intangible amortization related to the spin-off of the Travel Channel in 2007) related to DHC’s investment in DCH (in addition to the tax expense already recognized by Discovery prior to the Newhouse Transaction). Also as a result of the Newhouse Transaction, Discovery expects to realize the future benefit of $18 million of CSS and a current benefit of $10 million of AMC’s deferred tax assets that had been subject to a valuation allowance prior to the Newhouse Transaction. Accordingly, an $18 million valuation allowance related to future benefits was released in the third quarter of 2008. As of September 17, 2008, $1.3 billion of deferred tax liability relating to the book-tax difference in DHC’s basis in its investment in DCH was reversed to additional paid-in capital.
     Pursuant to the Tax Sharing Agreement relating to the Newhouse Transaction, DHC and AMC have each assumed certain tax liabilities and have indemnified one another for certain tax payments. As of September 30, 2008, DHC recorded a $17 million receivable and a $17 million payable under the Tax Sharing Agreement. DHC will be required to repay AMC for such payments if and when it realizes the future benefit of DHC tax assets that arose prior to the Newhouse Transaction.
     During 2008, the Company concluded that it would be more beneficial to claim foreign tax credits than to deduct foreign income taxes on its 2008 federal income tax return based on a combination of current results and revised expectations about future earnings. Discovery’s conversion from deducting foreign income taxes to claiming foreign tax credits resulted in the creation of a $31 million deferred tax asset related to foreign unrecognized tax benefits. The Company also established a valuation allowance of $31 million for deferred tax assets related to these potential foreign tax credits. The Company also reversed deferred tax assets relating to the federal tax benefit of potential foreign tax deductions for certain unrecognized tax benefits. Consequently, the net effect of the conversion from deduction to credit was an additional $4 million in tax expense.

Reconciliation of
unrecognized
tax benefits
(amounts in
millions)
DHC balance as of December 31, 2007	$—
DCH balance as of January 1, 2008	89
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(9)
Settlements	(11)

Balance as of September 30, 2008	$70

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
     The Company’s policy is to classify tax interest and penalties related to unrecognized tax benefits as tax expense. As of January 1, 2008, the Company’s unrecognized tax benefit (excluding related interest expense) was $89 million. The balance decreased by $19 million (excluding related interest expense) during the nine months ended September 30, 2008. $11 million of the reduction was attributable to the filing of non-U.S. amended prior year income tax returns. $9 million was attributable to the Company’s determination that certain revenues were not subject to non-U.S. income tax. However, the $9 million reduction was fully offset by the reversal of a related deferred tax asset. It is reasonably possible that the total amount of unrecognized tax benefits related to tax positions taken (or expected to be taken) on 2005, 2006, 2007 and 2008 non-U.S. tax returns could decrease by as much as $28 million within the next twelve months as a result of settlement of audit issues and/or payment of uncertain tax liabilities.
16. REPORTABLE SEGMENTS
     The Company’s chief operating decision maker, or his designee (the “CODM”), the Chief Executive Officer, has identified the Company’s reportable segments based on (i) financial information reviewed by the CODM and (ii) the leaders of these components and related reporting structure and (iii) the basis upon which the CEO makes resource allocation decisions.
     Based on the foregoing criteria, the Company’s business units have been aggregated into three reportable segments: US networks, international networks, and commerce, education, and other. Results for Creative Sound Services are included in the commerce, education, and other segment.
     Prior to the Newhouse Transaction, DHC’s business units were aggregated into three reportable segments: the creative services group and the network services group, which are consolidated operating segments, and Discovery, which was an equity affiliate. CSS was reported as a component of the creative services group in 2007 but is included in commerce, education, and other in 2008. All other components of the previous reportable segments are classified as discontinued operations and excluded from segment reporting.
     The accounting policies of the segments that are consolidated entities are the same as those described in the summary of significant accounting policies and are consistent with GAAP. Inter-company transactions relate to the purchase of advertising and content between segments which are eliminated at the consolidated level and are treated like third-party sales to determine segment performance. Inter-company transactions are not material and are not disclosed separately.
     We evaluate the performance of our operating segments based on financial measures such as revenue and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). We define Adjusted OIBDA as revenues less: (i) cost of revenues and selling, general and administrative expense (excluding our LTIP and Incentive Plan awards that are marked to market), (ii) restructuring and impairment charges, and (iii) amortization of deferred launch incentives). Our management uses Adjusted OIBDA to assess the operational strength and performance of its operating segments. Management uses this measure to view operating results, perform analytical comparisons, identify strategies to improve performance and allocate resources to each operating segment. We believe Adjusted OIBDA is an important measure to investors because it allows them to analyze operating performance of each business using the same metric management uses and also provides investors a measure to analyze operating performance of each business division against historical data. We exclude these charges from the calculation of Adjusted OIBDA due to their significant volatility. We also exclude the amortization of deferred launch incentive payments because these payments are infrequent and the amortization does not represent cash payments in the current reporting period. Since Adjusted OIBDA is a non-GAAP measure, it should be considered in addition to, but not a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance reported in accordance with GAAP.
     Summarized financial information concerning the Company’s reportable segments is presented in the following tables:
Revenue by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(amounts in millions)
U.S. networks	$498	$—	$1,526	$—
International networks	300	—	864	—
Commerce, education, and other	45	15	126	59
Corporate	2	—	23	—

	$845	$15	$2,539	$59

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
Adjusted OIBDA by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(amounts in millions)
U.S. networks	$257	$—	$811	$—
International networks	103	—	280	—
Commerce, education, and other	5	(1)	2	2
Corporate	(54)	(2)	(145)	(4)

	$311	$(3)	$948	$(2)

Reconciliation of Total Segment Adjusted OIBDA to Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(amounts in millions)
Total segment adjusted OIBDA	$311	$(3)	$948	$(2)
Income arising from long-term incentive plan awards (marked to market)	65	—	47	—
Depreciation and amortization	(50)	(1)	(146)	(2)
Amortization of deferred launch incentives	(17)	—	(59)	—
Restructuring costs	(13)	—	(17)	—

Operating income (loss)	$296	$(4)	$773	$(4)

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(amounts in millions)
U.S. networks	$12	$—	$40	$—
International networks	12	—	32	—
Commerce, education, and other	2	1	7	2
Corporate	24	—	67	—

	$50	$1	$146	$2

Total Assets

	September 30,	December 31,
	2008	2007
	(amounts in millions)
U.S. networks	$1,851	$—
International networks	1,100	—
Commerce, education, and other	119	36
Corporate and other	7,375	5,830

	$10,445	$5,866

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)
17. SUPPLEMENTAL DISCLOSURES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash Flows
     Additional financial information with respect to cash payments and receipts made and received during the three and nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(amounts in millions)
Cash payments made for interest	$201	$—
Interest income received	1	—

Cash interest payments, net	$200	$—

Cash payments made for income taxes	$161	$1
Income tax refunds received	17	—

Cash tax payments, net	$144	$1

     The consolidated statement of cash flows for the nine months ended September 30, 2008 excludes approximately $63 million of equipment purchases that were acquired under capital lease arrangements. The AMC spin-off is also excluded as this was a non-cash transaction.
Interest Expense, Net
     Interest expense, net for the three and nine months ended September 30, 2008 consists of the following (no interest income or interest expense was recorded by DHC in 2007):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	(amounts in millions)
Interest income	$—	$1
Interest expense	61	197

Total interest expense, net	$61	$196

Comprehensive Income (Loss)
     Comprehensive income for the three and nine months ended September 30, 2008 and 2007 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(amounts in millions)
Net income	$134	$7	$211	$102
Foreign currency translation adjustments, net	(13)	3	(10)	5
Change in market value of financial instruments, net of tax	3	(5)	1	(2)

Net comprehensive income, net	$124	$5	$202	$105

18. RELATED PARTY TRANSACTIONS
     The Company identifies related parties as investors in their consolidated subsidiaries, the Company’s joint venture partners and equity investments, and the Company’s executive management and directors and their respective affiliates. Transactions with related parties typically result from distribution of networks, mainly with Discovery Japan, Inc. and Discovery Channel Canada, and production of content primarily with BBC affiliates. The following is a summary of balances related to transactions with related parties during the three and nine months ended September 30, 2008 and 2007, as well as balances at September 30, 2008 and December 31, 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(amounts in millions)
Revenues (A)	$6	$—	$19	$—
Operating costs and expenses	$19	$1	$52	$2

(A)	Revenues for the three and nine months ended September 30, 2008 exclude $15 million and $37 million, respectively, for related party transactions that are recorded as a component of net income from discontinued operations. Revenues for the three and nine months ended September 30, 2007 exclude $12 million and $34 million, respectively, for related party transactions that are recorded as a component of net income from discontinued operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) — (continued)

	September 30,	December 31,
	2008	2007
	(amounts in millions)
Accounts receivable (B)	$5	$—

(B)	Accounts receivable at December 31, 2007 exclude $6 million for amounts due from related parties that are recorded as a component of assets discontinued operations.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Concerning Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•	continued deterioration in the macroeconomic environment;

•	general economic and business conditions and industry trends including the timing of, and spending on, feature film, television and television commercial production;

•	spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the broadband distribution and movie studio industries;

•	uncertainties inherent in the development of new business lines and business strategies;

•	integration of acquired operations;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on television advertising revenue;

•	rapid technological changes;

•	future financial performance, including availability, terms and deployment of capital;

•	fluctuations in foreign currency exchange rates and political unrest in international markets;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world;

•	reduced access to capital markets or significant increases in costs to borrow; and

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
•	A failure to secure affiliate agreements or renewal of such agreements on less favorable terms.
     For additional risk factors, please see our Registration Statement on Form S-4 (SEC File No. 333-151586), filed with the U.S. Securities and Exchange Commission on August 6, 2008 and the DHC Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
Introduction
     In this Quarterly Report on Form 10-Q, references to “the Company,” “Discovery,” “us,” or “we,” refer to Discovery Communications, Inc., the parent, publicly-held holding company and all of its subsidiaries and affiliates. References to “DCH” refer to Discovery Communications Holding, LLC, and “DHC” refer to the Discovery Holding Company, which, prior to the Newhouse Transaction (as defined below) that was completed September 17, 2008, was the holding company for a 66 and 2/3 interest in Discovery.
     The following table summarizes the defined terms concerning the various entities impacted by the Newhouse Transaction:

Entity	Reference
Discovery Communications, Inc. (post Transaction)	The Company or Discovery
Discovery Communications Holding, LLC	DCH
Discovery Holding Company	DHC
Ascent Media Corporation	AMC
Advance/Newhouse Programming Partnership	Advance/Newhouse
Creative Sound Services	CSS
Newhouse Transaction and Ascent Spin Off
     On September 17, 2008, the Company was formed as a result of DHC and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective interests in Discovery and exchanging those interests with the Company (the “Newhouse Transaction”). The Newhouse Transaction provided, among other things, for the combination of DHC’s 66 2/3% interest with Advance/Newhouse’s 33 1/3% interest in DCH. The Newhouse Transaction was completed as follows:
•	On September 17, 2008, DHC completed the spin-off to its shareholders of Ascent Media Corporation (“AMC”), a subsidiary holding cash and all of the businesses of its wholly-owned subsidiaries except for certain businesses that provide sound, music, mixing, sound effects and other related services (“CSS”), under brand names such as Sound One, POP Sound, Soundelux and Todd A-O (which businesses remained with the Company following the completion of the Newhouse Transaction) (the “AMC spin-off”);

•	On September 17, 2008, immediately following the AMC spin-off, DHC merged with a transitory merger subsidiary of the Company, and DHC’s existing shareholders received common stock of the Company; and

•	On September 17, 2008, immediately following the DHC exchange of shares for the Company, Advance/Newhouse contributed its interests in Discovery and Animal Planet LP to the Company in exchange for shares of our Series A and Series C convertible preferred stock that are convertible at any time into the Company’s common stock, which at the transaction date represented one-third of the outstanding shares of the Company’s common stock.
     As a result of the Newhouse Transaction, we became the successor reporting entity to DHC under the Exchange Act. Because Advance/Newhouse was a one-third owner of Discovery prior to the completion of the Newhouse Transaction and is a one-third owner of us immediately following completion of the Newhouse Transaction, there was no effective change in ownership. Our convertible preferred stock does not have any special dividend rights and only a de minimus liquidation preference. Additionally, Advance/Newhouse retains significant participatory special class voting rights with respect to the Company’s matters. Pursuant to FASB Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations, for accounting purposes the Newhouse Transaction was treated as a non-substantive merger, and therefore, the Newhouse Transaction was recorded at the investor’s historical basis.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     For financial reporting purposes, we are the successor reporting entity to DHC. Because there is no effective change in ownership, in accordance with Accounting Research Bulletin No. 51, paragraph 11, both DHC and DCH will be consolidated in our financial statements as if the transaction had occurred January 1, 2008. The presentation of the DCH financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) includes the results of DCH’s operations as an equity method investment for the period prior to January 1, 2008. For purposes of analyzing DCH’s business in this management’s discussion and analysis, we have presented the Company’s consolidated operating results for 2008 consistent with our financial statement presentation, while the 2007 results have been presented as if the Newhouse Transaction occurred on January 1, 2007.
Discovery Restructuring and Travel Channel Disposition
     On May 14, 2007, Cox Communications Holdings, Inc. exchanged its 25% ownership interest in DCH for all of the capital stock of a subsidiary of DCH that held the Travel Channel and travelchannel.com and approximately $1.3 billion in cash. The result was an increase in DHC’s proportional ownership of DCH from 50% to 66 2/3%. Consequently, DHC’s 2007 earnings in equity interests of DCH reflect the change in ownership.
     The following discussion and analysis provides information concerning the Discovery comparative results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto; and our Registration Statement on Form S-4 (SEC File No. 333-151586), filed with the U.S. Securities and Exchange Commission on August 6, 2008 including the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and historical Consolidated Financial Statement of DCH (contained in Appendix A of our Form S-4).
Overview
     The Company is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States and more than 170 other countries, including television networks offering customized programming in 35 languages. Discovery’s strategy is to optimize the distribution, ratings and profit potential of each of its branded channels. Discovery owns and operates a diversified portfolio of website properties and other digital services and develops and sells consumer and educational products and media sound services in the United States and internationally. Discovery operates through three divisions: (1) Discovery networks U.S., or U.S. networks, (2) Discovery networks international, or international networks, and (3) Discovery commerce, education and other.
     Discovery’s media content is designed to target key audience demographics and the popularity of its programming creates a reason for advertisers to purchase commercial time on Discovery’s channels. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home or “DTH” satellite operators and other content distributors to deliver Discovery’s programming to their customers. The current economic conditions, and any continuation of these adverse conditions, may adversely affect the economic prospects of advertisers and could alter their current spending priorities.
     In addition to growing distribution and advertising revenue for its branded channels, Discovery is focused on growing revenue across new distribution platforms, including brand-aligned web properties, mobile devices, video-on-demand and broadband channels, which serve as additional outlets for advertising and affiliate sales, and provide promotional platforms for its programming. Discovery also operates internet sites, such as HowStuffWorks.com, providing supplemental news, information and entertainment content that are aligned with its television programming.
     Discovery will incur incremental legal, accounting and other expenses that we did not incur as a private company. Discovery will incur costs associated with public company reporting requirements and costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002. Discovery has and will continue to hire additional accounting, financial, legal and compliance staff and consulting support with appropriate public company experience. In addition, Discovery is incurring additional costs to prepare for the management attestation requirements of the Act and the related attestation by the independent registered public accounting firm to which Discovery will first be subject in 2009. Discovery expects that these reporting and other obligations will place significant demands on Discovery’s management, administrative, operational, internal audit and financial resources, increase its legal and financial compliance costs and will make some activities more time-consuming and costly. These additional activities are not expected to adversely impact significant business initiatives including Discovery’s negotiations to renew distribution agreements. Discovery is currently evaluating the impact these activities will have on its results of operations.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     Any of these expenses or failure to achieve and maintain effective internal controls could have a material adverse effect on Discovery’s results of operations.
U.S. Networks
     U.S. networks is the Company’s largest division, which owns and operates 11 cable and satellite channels, including Discovery Channel, TLC and Animal Planet, as well as a portfolio of website properties and other digital services. U.S. networks also provides distribution and advertising sales services for Travel Channel and distribution services for BBC America and BBC World News. U.S. networks derives revenue primarily from distribution fees and advertising sales, which comprised 46% and 50%, respectively, of revenue for this division for the three months ended September 30, 2008, and 45% and 51%, respectively, for the nine months ended September 30, 2008. During the three and nine months ended September 30, 2008 and each of the years ended December 31, 2007, 2006 and 2005, Discovery Channel and TLC collectively generated more than 65% of U.S. networks total revenue. U.S. networks earns distribution fees under multi-year affiliation agreements with cable operators, DTH operators and other distributors of television programming. Distribution fees are based on the number of subscribers receiving programming. Upon the launch of a new channel, the Company may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. Launch incentives are amortized on a straight-line basis as a reduction of revenue over the term of the affiliation agreement. U.S. networks sells commercial time on its networks and websites. The number of subscribers to Discovery’s channels, the popularity of its programming and its ability to sell commercial time over a group of channels are key drivers of advertising revenue.
     Several of Discovery’s domestic networks, including Discovery Channel, TLC and Animal Planet, are currently distributed to substantially all of the cable television and direct broadcast satellite homes in the U.S. Accordingly, the rate of growth in U.S. distribution revenue in future periods is expected to be less than historical rates. Discovery’s other U.S. networks are distributed primarily on the digital tier of cable systems and equivalent tiers on DTH platforms and have been successful in maximizing their distribution within this more limited universe. There is, however, no guarantee that these digital networks will ever be able to gain the distribution levels or advertising rates of Discovery’s major networks. The Company’s contractual arrangements with U.S. distributors are renewed or renegotiated from time to time in the ordinary course of business. Although U.S. networks believes carriage and marketing of its networks by the larger affiliates will continue, the loss of one or more affiliate agreements could have a significant negative impact on U.S. networks results of operations. Discovery is currently in negotiations to renew distribution agreements for carriage of its networks involving a substantial portion of its domestic subscribers. A failure to secure a renewal or a renewal on less favorable terms may have an unfavorable effect on Discovery’s results of operations.
     U.S. networks largest single cost is the cost of programming, including production costs for original programming. U.S. networks amortizes the cost of original or purchased programming based on the expected realization of revenue resulting in an accelerated amortization for Discovery Channel, TLC and Animal Planet and straight-line amortization over three to five years for the remaining networks.
International Networks
     International networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands, that are distributed in virtually every pay-television market in the world through an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. International networks regional operations cover most major markets including the U.K., Europe, Middle East and Africa (“EMEA”), Asia, Latin America and India. International networks currently operates over 100 unique distribution feeds in 35 languages with channel feeds customized according to language needs and advertising sales opportunities. Most of the division’s channels are wholly owned by Discovery with the exception of (1) the international Animal Planet channels, which are generally joint ventures in which the British Broadcasting Corporation (“BBC”) owns 50%, (2) People + Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC and (3) several channels in Japan, Canada and Poland, which operate as joint ventures with strategically important local partners.
     Similar to U.S. networks, the primary sources of revenue for international networks are distribution fees and advertising sales, and the primary cost is programming. International networks executes a localization strategy by offering customized content and localized schedules via its distribution feeds. Distribution revenue represents approximately 60% of the division’s operating revenue and continues to deliver growth in markets with the highest potential for pay television expansion.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     Advertising sales are increasingly important to the division’s financial success. International television markets vary in their stages of development. Some, notably the U.K., are among the more advanced digital multi-channel television markets in the world, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. Discovery believes there is future growth in many markets including Latin American and Central and Eastern Europe that are in the early stage of pay TV evolution. In developing pay TV markets, Discovery expects to see advertising revenue growth from its localization strategy and the shift of advertising spending from broadcast to pay TV. In relatively mature markets, such as the U.K., the growth dynamic is changing. Increased penetration and distribution are unlikely to drive rapid growth in those markets. Instead, growth is expected in advertising sales, which are driven by increased audience performance and viewing market share. To help further drive this focus, the Company entered the global free-to-air television business with the acquisition of a free-to-air channel in Germany (“DMAX”) in early 2006. In October 2008, Discovery entered into an agreement with UK multiplex operator, SDN Ltd, a wholly-owned subsidiary of ITV plc, to secure a channel position on Freeview, the UK’s digital terrestrial television platform. This channel is expected to be launched in 2009.
     The Company’s international businesses are subject to a number of risks including fluctuations in currency exchange rates, regulatory issues, and political instability. Changes in any of these areas could adversely affect the performance of the international networks.
     International networks’ priorities include maintaining a leadership position in nonfiction and certain fictional entertainment in international markets and continuing to grow and improve the performance of the international operations. These priorities will be achieved through expanding local advertising sales capabilities, creating licensing and digital growth opportunities, and improving operating efficiencies by strengthening development and promotional collaboration between U.S. and international network groups.
Commerce, Education and Other
     During 2007, DCH evaluated its commerce business and made the decision to transition from running brick-and-mortar retail locations to leveraging its products through retail arrangements and an e-commerce platform. In the third quarter of 2007, DCH completed the closing of its 103 mall-based and stand-alone Discovery Channel stores. As a result of the store closures, the Company’s results of operations have been prepared to reflect the retail store business as discontinued operations. Accordingly, the revenue, costs and expenses of the retail store business have been excluded from the respective captions in Discovery’s financial statements and have been reported as discontinued operations.
     Discovery commerce is now focused on its e-commerce, catalog, and domestic licensing businesses. Discovery commerce leverages its partnerships with leading e-commerce portals such as Amazon, to showcase key products, increase customer outreach, acquisition and conversion and maximize transaction opportunities. Discovery commerce adds value to Discovery’s television assets by reinforcing consumer loyalty and creating opportunities for Discovery’s advertising and distribution partners.
     Discovery’s education business will continue to focus on its direct-to-school distribution platform and its other premium direct-to-school subscription services in addition to publishing and distributing content on DVD, VHS, online and through a network of distribution partners. Discovery education also participates in licensing and sponsorship programs with corporate partners.
     With the completion of the Newhouse Transaction, the Company acquired the CSS businesses that provide sound, music, mixing sound effects and other related services under brand names such as Sound One, POP Sound, Soundelux and Todd A-O. CSS is reported in the Commerce, Education, and Other segment for the three and nine months ended September 30, 2008.
Results of Operations — Three and Nine Months Ended September 30, 2008 and 2007
     The following discussion of Discovery’s results of operations is presented in three parts to assist the reader in better understanding Discovery’s operations. The table below reconciles Discovery’s and DHC’s prior year income statements presented in accordance with U.S. GAAP to the financial information discussed in the Company’s adjusted results of operations for the three and nine months ended September 30, 2007.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     The second section is an overall discussion of the Company’s consolidated operating results. The third section includes a more detailed discussion of revenue and expense activity of Discovery’s three operating divisions: Discovery networks U.S., or U.S. networks, Discovery networks international, or international networks, and commerce, education and other. Certain amounts in cost of revenue were reclassified to selling, general and administrative expense (“SG&A expense”) on Discovery’s historical financial statements but have no impact on income from operations.
     The following table represents the three months ended September 30, 2007 for Discovery on an as adjusted basis:

	For the three months ended September 30, 2007
		Add:	Less:
	DHC(A)	DCH	Minority Interest		Discovery
	Historical	Historical	Adjustment		As Adjusted
	(amounts in millions, except per share amounts)
REVENUES
Advertising	$—	$321	$—		$321
Distribution	—	367	—		367
Other	15	57	—		72

Total revenues	15	745	—		760

OPERATING COSTS AND EXPENSES
Cost of revenues	11	239	—		250
Selling, general and administrative	7	318	—		325
Depreciation and amortization	1	31	—		32
Exit and restructuring costs	—	4	—		4

Total operating costs and expenses	19	592	—		611

Operating (loss) income	(4)	153	—		149

OTHER INCOME (EXPENSE)
Equity in earnings of Discovery Communications Holding, LLC	10	—	(10	)(B)	—
Equity in earnings of unconsolidated affiliates	—	2	—		2
Interest expense, net	—	(72)	—		(72)
Other, net	—	(4)	—		(4)

Total other income (expense), net	10	(74)	(10)		(74)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	6	79	(10)		75

Provision for income taxes	(4)	(34)	—		(38)
Minority interests in consolidated subsidiaries, net of tax	—	(1)	(6	)(C)	(7)

NET INCOME FROM CONTINUING OPERATIONS	2	44	(16)		30

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	5	(28)	—		(23)

NET INCOME	$7	$16	$(16)		$7

Net income per share from continuing operations, basic and diluted	$0.01				$0.11
Net income (loss) per share from discontinued operations, basic and diluted	0.02				(0.08)

Net income per share, basic and diluted	$0.03				$0.03

Average shares outstanding, basic and diluted	280				280

(A)	DHC results of operations represent DHC corporate costs and the results of CSS, while the results of AMC are included in discontinued operations.

(B)	Represents the elimination of DHC’s historical share of earnings of DCH for the three months ended September 30, 2007.

(C)	Represents the minority interest expense for the proportion of DCH’s historical share of earnings not recognized by DHC for the three months ended September 30, 2007.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
     The following table represents the nine-months ended September 30, 2007 for Discovery on an as adjusted basis:

	For the nine months ended September 30, 2007
		Add:	Less:
	DHC(A)	DCH	Minority Interest		Discovery
	Historical	Historical	Adjustment		As Adjusted
	(amounts in millions, except per share amounts)
REVENUES
Advertising	$—	$968	$—		$968
Distribution	—	1,100	—		1,100
Other	59	173	—		232

Total revenues	59	2,241	—		2,300

OPERATING COSTS AND EXPENSES
Cost of revenues	37	736	—		773
Selling, general and administrative	24	949	—		973
Depreciation and amortization	2	95	—		97
Exit and restructuring costs	—	16	—		16
Asset impairments	—	26	—		26
Gain from disposition of business	—	(135)	—		(135)

Total operating costs and expenses	63	1,687	—		1,750

Operating (loss) income	(4)	554	—		550

OTHER INCOME (EXPENSE)
Equity in earnings of Discovery Communications Holding, LLC	158	—	(158	)(B)	—
Equity in earning of unconsolidated affiliates	—	6	—		6
Interest expense, net	—	(179)	—		(179)
Other, net	6	2	—		8

Total other income (expense), net	164	(171)	(158)		(165)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	160	383	(158)		385

Provision for income taxes	(62)	(74)	—		(136)
Minority interests in consolidated subsidiaries, net of tax	—	(2)	(88	)(C)	(90)

NET INCOME FROM CONTINUING OPERATIONS	98	307	(246)		159

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	4	(61)	—		(57)

NET INCOME	$102	$246	$(246)		$102

Net income per share from continuing operations, basic and diluted	$0.35				$0.57

Net income (loss) per share from discontinued operations, basic and diluted	0.01				(0.21)

Net income per share, basic and diluted	$0.36				$0.36

Average shares outstanding, basic and diluted	280				280

(A)	DHC results of operations represent DHC corporate costs and the results of CSS, while the results of AMC are included in discontinued operations.

(B)	Represents the elimination of DHC’s historical share of earnings of DCH for the nine months ended September 30, 2007.

(C)	Represents the minority interest expense for the proportion of DCH’s historical share of earnings not recognized by DHC for the nine months ended September 30, 2007.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
     The following table represents the comparison of the Company’s actual income statements for the three and nine months ended September 30, 2008 with as adjusted results for the three and nine months ended September 30, 2007 for purposes of discussion and analysis of the operations of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2007		2007
	2008	As Adjusted	2008	As Adjusted
		(amounts in millions, except per share amounts)
REVENUES
Advertising	$332	$321	$1,014	$968
Distribution	419	367	1,239	1,100
Other	94	72	286	232

Total revenues	845	760	2,539	2,300

OPERATING COSTS AND EXPENSES
Cost of revenues	262	250	758	773
Selling, general and administrative	224	325	845	973
Depreciation and amortization	50	32	146	97
Exit and restructuring charges	13	4	17	16
Asset impairments	—	—	—	26
Gain from disposition of business	—	—	—	(135)

Total operating costs and expenses	549	611	1,766	1,750

Operating income	296	149	773	550

OTHER (EXPENSE) INCOME
Equity in (losses) earnings of unconsolidated affiliates	(1)	2	(2)	6
Interest expense, net	(61)	(72)	(196)	(179)
Other, net	(7)	(4)	(2)	8

Total other expense, net	(69)	(74)	(200)	(165)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	227	75	573	385

Provision for income taxes	(93)	(38)	(285)	(136)
Minority interests in consolidated subsidiaries, net of tax	(40)	(7)	(119)	(90)

NET INCOME FROM CONTINUING OPERATIONS	94	30	169	159

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	40	(23)	42	(57)

NET INCOME	$134	$7	$211	$102

Net income per share from continuing operations, basic and diluted	$0.31	$0.11	$0.59	$0.57
Net income (loss) per share from discontinued operations, basic and diluted	0.13	(0.08)	0.15	(0.21)

Net income per share, basic and diluted	$0.44	$0.03	$0.74	$0.36

Average shares outstanding, basic and diluted	302	280	287	280

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
     Revenue. The Company’s consolidated revenue increased 11%, or $85 million, and 10%, or $239 million, for the three and nine months ended September 30, 2008 when compared with the comparable periods in 2007. Advertising revenue grew 3%, or $11 million, and 5%, or $46 million, including favorable foreign exchange impacts of $1 million and $10 million for the three and nine months ended September 30, 2008 when compared with the comparable periods in the prior year. The increase in advertising revenue is attributable to higher pricing and cash sellout rates in U.S. networks. Distribution revenue increased 14%, or $52 million, and 13%, or $139 million including favorable foreign exchange impacts of $7 million and $30 million, for the three and nine months ended September 30, 2008, when compared with the corresponding prior year period. The increase in distribution revenue is primarily due to international networks subscriber growth combined with annual contract increases for the fully distributed U.S. networks, offset by the disposition of Travel Channel. Other revenue increased 31%, or $22 million, and 23%, or $54 million, for the three and nine months ended September 30, 2008 when compared with the comparable prior year period, primarily due to an increase in licensing in both the international networks and commerce, education and other division.
     Cost of revenue. Cost of revenue, which includes content amortization and other production related expenses in addition to distribution and merchandising costs, increased 5%, or $12 million, and decreased 2%, or $15 million, for the three and nine months ended September 30, 2008 when compared to the corresponding prior year period. The increase for the three months ended September 30, 2008 is driven primarily by increased costs at U.S. networks due to content impairment charges of $24 million, primarily related to TLC, based on the implementation of significant changes in brand strategies. Decreases in cost of revenues in the U.S. networks for the nine months ended September 30, 2008, are due to reduced current period amortization following the effect of a content impairment charge in the fourth quarter 2007 of $129 million, partially offset by increases in costs of revenue in the international networks and content impairment related to TLC.
     SG&A expenses. SG&A expenses, which include certain personnel, marketing and other general and administrative expenses, increased 3%, or $8 million, and 6%, or $49 million, for the three and nine months ended September 30, 2008 from the corresponding prior year period, primarily attributable to increases in costs incurred in conjunction with DCH preparing to become a consolidated subsidiary of the Company as a result of the Newhouse Transaction, an increase in personnel costs in international networks, the continued investment in digital media and the impact related to the expansion of network teams to support the re-branding strategies for Planet Green and Investigation Discovery.
     Expenses arising from long-term incentive plans. Expenses arising from long-term incentive plans are largely related to Discovery’s unit-based, long-term incentive plan, the Discovery Appreciation Plan or the “DAP”, or “LTIP”, which was modified to reflect the capital structure of the Company following the Newhouse Transaction. Prior to the Newhouse Transaction, the value of units in the LTIP was indexed to the value of DHC Series A common stock. After the Newhouse Transaction, the units remained outstanding and were converted at the effective time of the Newhouse Transaction to track changes in the value of the Company’s Series A common stock. The change in unit value of “LTIP” awards outstanding is recorded as expenses arising from long-term incentive plans over the period outstanding. Due to the decrease in both the DHC Series A and the Company’s Series A common stock price during the three and nine months ended September 30, 2008, a benefit of $65 million and $47 million, respectively, was recorded to expenses arising from long-term incentive plans in 2008 compared to expenses arising from long-term incentive plans of $44 million and $130 million for the three months and nine months ended September 30, 2007, respectively. Partially offsetting the benefit for the three and nine months ended September 30, 2008 is $2 million and $7 million of expenses arising from a long-term incentive plan related to one of Discovery’s subsidiaries, for which there was no expense in the corresponding prior year period. If the remaining vested LTIP awards at September 30, 2008 were redeemed, the aggregate cash payments by Discovery would be approximately $37 million. The Company does not intend to make additional cash-settled stock appreciation awards, except as may be required by contract. For the remainder of 2008, eligible new hires and promoted employees will receive stock options that vest in 4 equal installments, and those employees with LTIP units that vest between now and March 15, 2009 will receive cash-settled stock appreciation awards that expire in March 2010.
     Exit and restructuring costs. During the nine months ended September 30, 2008, Discovery recorded $17 million in restructuring charges, of which $7 million relate to the relocation and severance costs related to TLC’s repositioning strategy, $6 million for the termination of a certain production group, and $4 million due to the closure of commerce distribution center and its stores headquarter offices along with the transition of the remaining commerce distribution services to third-party service providers. During the nine months ended September 30, 2007, Discovery recorded restructuring charges of $16 million related to a number of organizational and strategic adjustments. The purpose of these adjustments was to better align Discovery’s organizational structure with our new strategic priorities and to respond to continuing changes within the media industry.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
     Asset impairment. During the second quarter of 2007, DCH recorded an asset impairment of $26 million which represents write-offs of intangible assets related to the consumer business of the commerce, education and other segment.
     Depreciation and amortization. The increase in depreciation and amortization for the three and nine months ended September 30, 2008 is due to an increase in intangible assets resulting from the reclassification of DHC intangibles following the Newhouse Transaction and the HSW acquisition.
     Interest expense, net. On May 14, 2007, Discovery entered into a new $1.5 billion term loan in conjunction with the transaction with Cox Communications Holdings, Inc., offset by a $180 million payment for a senior note that matured. The increase in interest expense for the nine months ended September 30, 2008 when compared with the corresponding prior year period is primarily a result of the new term loan. The decrease in interest expense for the three months ended September 30, 2008 when compared with the corresponding prior year period is primarily the result of slight decreases in outstanding debt balances and lower interest rates on the floating portion of the Company’s credit facilities.
     Unrealized gains (losses) from derivative instruments. Unrealized gains from derivative transactions relate primarily to Discovery’s use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instruments include a combination of swaps, caps, collars and other structured instruments. As a result of unrealized mark to market adjustments, Discovery recognized unrealized losses of $6 million and $2 million during the three months ended September 30, 2008 and 2007, respectively, and an unrealized loss of $4 million and unrealized gains of $2 million during the nine months ended September 30, 2008 and 2007, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.
     Other. Other income in 2008 and 2007 relates primarily to Discovery’s equity share of earnings of its joint ventures.
     Income tax expense. Discovery’s effective tax rate was 41% and 51% for the three months ended September 30, 2008 and 2007, respectively and 50% and 35% for the nine months ended September 30, 2008 and 2007, respectively. Discovery’s effective tax rate for the three months ended September 30, 2008 differed from the federal income tax rate of 35% primarily due to the impact of state taxes and DHC’s deferred tax expense related to its investment in Discovery, offset by the release of a valuation allowance on deferred tax assets of Ascent Media Sound, Inc. Discovery’s effective tax rate for the three months ended September 30, 2007 differed from the federal income tax rate of 35% primarily due to the impact of state taxes, foreign taxes, and DHC’s deferred tax expense related to its investment in Discovery. Discovery’s effective tax rate for the nine months ended September 30, 2008 differed from the federal income tax rate of 35% primarily due to DHC’s recognition of deferred tax expense related to its investment in Discovery (net of tax benefit from intangible amortization related to the Spin-off of the Travel Channel in 2007), which is partially offset by the release of a valuation allowance on deferred tax assets of Ascent Media Sound, Inc. Other items impacting the effective tax rate include the following: Discovery’s conversion from deducting foreign taxes to claiming foreign tax credits, foreign unrecognized tax positions; and other miscellaneous items. Discovery’s effective tax rate for the nine months ended September 30, 2007 was not materially different that the federal income tax rate of 35%. However, during this period Discovery benefited from the tax-free treatment of the gain recognized on the Spin-off of the Travel Channel and the release of Travel Channel deferred tax liabilities, offset by the tax impact of discontinued operations.
     Minority interests in consolidated subsidiaries. Minority interests primarily represent the portion of earnings of the Company and consolidated entities which are allocable to the minority partners, as well as the increases and decreases in the estimated redemption value of redeemable interests in subsidiaries, which are initially recorded at fair value. The increase in minority interest during the three and nine months ended September 30, 2008 is primarily a result of increased Company profits allocated to minority partners as a result of the Newhouse Transaction and reporting of Discovery’s financial results in accordance with ARB 51.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
     Net income (loss) from discontinued operations, net of taxes. Summarized financial information included in discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2007		2007
	2008	As Adjusted	2008	As Adjusted
	(amounts in millions)
Revenue
Retail stores	$—	$15	$—	$58
AMC	134	163	482	470
Loss from discontinued operations, before taxes
Retail stores	$—	$(42)	$—	$(99)
AMC	69	5	71	6
Loss from discontinued operations, net of tax
Retail stores	$—	$(28)	$—	$(61)
AMC	40	5	42	4
     On September 17, 2008, as part of the Newhouse Transaction, DHC completed the spin-off to its shareholders of AMC, a subsidiary holding the cash and businesses of DHC, except for certain businesses that provide sound, music, mixing, sound effects and other related services under brand names such as Sound One, POP Sound, Soundelux and Todd A-O (which businesses remained with the Company following the completion of the Newhouse Transaction). The AMC spin-off was structured such that there was no gain or loss related to the transaction.
     Just prior to the Newhouse Transaction, DHC sold its ownership interests in Ascent Media CANS, LLC (DBA AccentHealth) to AccentHealth Holdings LLC, an unaffiliated third party, for approximately $119 million in cash. It was determined that AccentHealth was a non-core asset, and the sale of AccentHealth was consistent with DHC’s strategy to divest non-core assets. DHC recognized a pre-tax gain of approximately $64 million in connection with the sale of AccentHealth, which is recorded as a component of discontinued operations. As there is no continuing involvement in the operations of AMC or AccentHealth, the financial results of their operations have been presented as discontinued operations in the consolidated financial statements in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).
Operating Division Results
     As noted above, Discovery’s operations are divided into three segments: U.S. networks, international networks and commerce, education and other. Corporate expenses primarily consist of corporate functions, executive management and administrative support services. Corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives. Operating results exclude LTIP expense, restructuring amounts, impairments, and operating gains. Certain prior period amounts have been reclassified between segments to conform to Discovery’s 2008 operating structure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2007		2007
	2008	As Adjusted	2008	As Adjusted
		(amounts in millions)
Revenue
U.S. networks	$498	$468	$1,526	$1,443
International networks	300	258	864	723
Commerce, education and other	45	35	126	134
Corporate and eliminations	2	(1)	23	—

Total revenue	$845	$760	$2,539	$2,300

Operating expenses
U.S. networks	$247	$246	$741	$767
International networks	208	204	617	583
Commerce, education and other	40	38	124	130
Corporate and eliminations	56	43	168	136

Total operating expenses	$551	$531	$1,650	$1,616

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
U.S. Networks

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2007		2007
	2008	As Adjusted	2008	As Adjusted
		(amounts in millions)
REVENUES
Advertising	$249	$238	$776	$750
Distribution	231	213	691	653
Other	18	17	59	40

Total revenues	$498	$468	$1,526	$1,443

OPERATING COSTS AND EXPENSES
Cost of revenues	$140	$133	$380	$427
Selling, general and administrative	107	113	361	340

Total operating costs and expenses	$247	$246	$741	$767

     As noted above, in May 2007, Discovery exchanged its subsidiary holding the Travel Channel, travelchannel.com and approximately $1.3 billion in cash for Cox’s interest in DCH. Accordingly, DCH’s 2007 results of operations do not include Travel Channel after May 14, 2007. The disposal of Travel Channel does not meet the requirements for discontinued operations presentation. The following table represents U.S. networks results of operations excluding Travel Channel for all periods. This presentation is not in accordance with GAAP. However, Discovery believes this presentation provides a more meaningful comparison of the U.S. networks results of operations and allows the reader to better understand the U.S. networks ongoing operations.
U.S. Networks without Travel Channel

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2007		2007
	2008	As Adjusted	2008	As Adjusted
		(amounts in millions)
REVENUES
Advertising	$249	$238	$776	$710
Distribution	231	213	691	631
Other	18	17	59	40

Total revenues	$498	$468	$1,526	$1,381

OPERATING COSTS AND EXPENSES
Cost of revenues	$140	$133	$380	$401
Selling, general and administrative	107	113	361	318

Total operating costs and expenses	$247	$246	$741	$719

     Since the disposal of Travel Channel in 2007 did not meet the requirements of discontinued operations presentation, and the results of Travel Channel are not consolidated with DCH post transaction, the following discussion excludes the results of Travel Channel for all periods so as to facilitate comparability of the U.S. Networks segment data.
     Revenue. Total Revenue increased 6%, or $30 million, and 10%, or $145 million, for the three and nine months ended September 30, 2008, respectively, when compared with the corresponding periods in 2007. Advertising revenue increased 5%, or $11 million, and 9%, or $66 million, for the three and nine months ended September 30, 2008 respectively, when compared with the corresponding prior year periods. The increase in advertising revenue in the U.S. networks was primarily due to higher pricing in the up-front and scatter markets, as well as, higher cash sellouts, which were partially offset by under-delivery of committed audience levels, when compared with the corresponding prior year periods.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
     Distribution revenue increased 8%, or $18 million and 10%, or $60 million for the three and nine months ended September 30, 2008, when compared with the corresponding prior year periods. Distribution revenue was driven by a 5%, increase in average paying subscription units, principally from networks carried on the digital tier, combined with annual contractual rate increases for the fully distributed networks. Distribution revenue includes a one-time $8 million adjustment resulting from improvements in Discovery’s methodology of estimating accrued revenue for certain distribution operators. The adjustment was recorded in its entirety in the second quarter of 2008 and was not considered material to the current or prior periods. Contra revenue items included in distribution revenue, such as launch amortization and marketing consideration, decreased $7 million and $18 million for the three and nine months ended September 30, 2008 and 2007. In the second quarter 2007, contra revenue included $3 million for replacement decoder boxes to support the digitization of an analog transponder. Discovery is currently in negotiations to renew distribution agreements for carriage of its networks involving a substantial portion of its domestic subscribers. A failure to secure a renewal or a renewal on less favorable terms may have an unfavorable impact on U.S. networks results of operations.
     Other revenue increased 6%, or $1 million, and 48%, or $19 million, for the three and nine months ended September 30, 2008, respectively, primarily from Discovery’s representation of the Travel Channel, which increased $12 million for the nine months ended September 30, 2008, coupled with an increase of $6 million due to the acquisition of How Stuff Works in December 2007.
     Cost of revenue. For the three and nine months ended September 30, 2008, cost of revenue increased 5%, or $7 million and decreased 5%, or $21 million respectively, when compared with the corresponding prior year periods, primarily due to an increase in content amortization expense of $3 million for the quarter and a decrease of $47 million for the year to date. The decrease in content amortization expense was primarily a result of the effect of the $129 million content impairment charge recorded in 2007 which drove a $20 million and $57 million decrease in content amortization expense for the three and nine months ended September 30, 2008 following a change in management and related changes in strategy, when compared with the corresponding prior year periods. This decrease in content amortization was offset by $17 million of content impairment charges for TLC programs following a change in management and related changes in strategy in the three months ended September 30, 2008, and content amortization expense for new programming on Discovery Channel, TLC, Planet Green and Science Channel.
     SG&A expenses. Total SG&A expenses decreased 5%, or $6 million, and increased 14%, or $43 million, for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods, primarily the result of higher personnel expense, offset by decreased marketing spend. Personnel expense increased $7 million and $28 million for the three and nine months ended September 30, 2008, respectively when compared with the comparable periods in 2007, primarily driven by continued investment in digital media, including acquisitions from the third and fourth quarters of 2007. The increases in personnel costs were offset by decreased marketing expense of $12 million and $16 million for the three and nine months ended September 30, 2008 when compared with the corresponding prior year period.
International Networks

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007 As Adjusted	2008	2007 As Adjusted
		(amounts in millions)
REVENUES
Advertising	$83	$83	$237	$218
Distribution	188	154	548	447
Other	29	21	79	58

Total revenues	$300	$258	$864	$723

OPERATING COSTS AND EXPENSES
Cost of revenues	$95	$95	$292	$268
Selling, general and administrative	113	109	325	315

Total operating costs and expenses	$208	$204	$617	$583

     Revenue. Total revenue increased 16%, or $42 million, and 20%, or $141 million, for the three and nine months ended September 30, 2008, respectively, when compared with the corresponding prior year period. Advertising revenue was relatively flat for the three months ended September 30, 2008 as higher viewership in EMEA combined with an increased subscriber base in most markets worldwide was offset by revenue generated in the UK due to an interpretation of a contract provision resulting in a limitation in our ability to monetize our audience.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
     Distribution revenue increased 22%, or $34 million for the three months ended September 30, 2008, as compared to the corresponding prior year period, principally comprised of combined revenue growth of $23 million in EMEA and Latin America and a favorable foreign exchange impact of $7 million. Other revenue increased 38%, or $8 million, primarily due to improvement in licensing and sales of programs and growth at Antenna Audio.
     Advertising revenue increased 9%, or $19 million, for the nine months ended September 30, 2008 primarily due to higher viewership in Europe combined with an increased subscriber base in most markets worldwide and favorable foreign exchange impacts of $10 million offsetting an interpretation of a contract provision resulting in a limitation in our ability to monetize our audience in the UK. Distribution revenue increased 23%, or $101 million for the nine months ended September 30, 2008, when compared with the corresponding prior year period, principally comprised of combined revenue growth of $66 million in EMEA, Latin America, and Asia and a favorable foreign exchange impact of $30 million. The increase in revenue resulted from increases in average paying subscription units of 16% primarily due to subscriber growth in many markets in EMEA, combined with contractual rate increases in certain markets. Other revenue increased 36%, or $21 million, primarily due to improvement in licensing and sales of programs primarily in the UK, and growth at Antenna Audio.
     Cost of revenue. Cost of revenue was flat for the three months ended September 30, 2008, when compared with the corresponding prior year period, driven by a $11 million increase in content amortization expense due to continued investment in original productions and language customization to support additional local feeds for growth in local ad sales, offset by a reduction in music rights liability of $4 million due to a favorable settlement and lower commissions of $2 million. Cost of revenue increased 9%, or $24 million, for the nine months ended September 30, 2008, when compared with the corresponding prior year period, driven by a $31 million increase in content amortization expense due to continued investment in original productions and language customization to support additional local feeds for growth in local ad sales and unfavorable foreign exchange of $5 million, offset by a reduction in the music rights liability of $4 million and reduced sales commissions of $4 million.
     SG&A expenses. SG&A expenses increased 4%, or $4 million, for the three months ended September 30, 2008, when compared with the corresponding prior year period driven by unfavorable foreign exchange effect of $3 million. SG&A expenses increased 3%, or $10 million, for the nine months ended September 30, 2008, when compared with the corresponding prior year period driven by unfavorable foreign exchange effect of $15 million. While personnel costs increased $14 million, marketing, consulting, and other administrative costs declined by $17 million.
     Had there been no impact from changes in exchange rates, international networks would have increased revenue by 13% instead of 16% and operating expenses would have increased by 1% instead of 2% during the three months ended September 30, 2008, as compared to 2007 and increased revenue by 14% instead of 20% and operating expenses would have increased by 2% instead of 6% during the nine months ended September 30, 2008, as compared to 2007.
Commerce, Education and Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007 As Adjusted	2008	2007 As Adjusted
		(amounts in millions)
Total revenues	$45	$35	$126	$134

OPERATING COSTS AND EXPENSES
Cost of revenues	$26	$22	$77	$75
Selling, general and administrative	14	16	47	55

Total operating costs and expenses	$40	$38	$124	$130

     Revenue. Commerce, education and other total revenue increased 29%, or $10 million, for the three months ended September 30, 2008, when compared with the corresponding prior year period primarily due to an increase in direct licensing agreements and revenues generated from corporate sponsorship. Total revenue decreased 6%, or $8 million for the nine months ended September 30, 2008, when compared with the corresponding prior year period, primarily due to the higher level of sales of Planet Earth DVDs in the second quarter of 2007 following the premiere of this series in March 2007. The decrease in year-to-date revenues was partially offset by strong home video sales of Human Body, Sunrise Earth, Body Atlas, Dirty Jobs, and When We Left Earth as well as a slight increase from streaming and other revenue driven by further penetration of core streaming businesses and new education products offset by a decrease in other non-digital services.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
     Cost of revenue. Cost of revenue increased 18%, or $4 million, and 3%, or $2 million, for the three and nine months ended September 30, 2008, due to an increase in costs associated with CSS, as well as an increase in commission and royalty expenses for commerce, education and other, offset by decreases in costs related to the new commerce product mix strategy of lower cost, higher margin products, and a decrease in content amortization expense in education resulting from the fourth quarter 2007 write-off of capitalized content costs.
     SG&A expenses. SG&A expenses decreased 13%, or $2 million, for the three months ended September 30, 2008 and decreased 15%, or $8 million, for the nine months ended September 30, 2008. The decrease was primarily due to a decrease in costs required to support CSS offset by increased costs related to the transition of the remaining commerce distribution services to third-party service providers.
Corporate

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007 As Adjusted	2008	2007 As Adjusted
		(amounts in millions)
Total revenues	$2	$(1)	$23	$—

OPERATING COSTS AND EXPENSES
Cost of revenues	$1	$—	$9	$3
Selling, general and administrative	55	43	159	133

Total operating costs and expenses	$56	$43	$168	$136

     Corporate is mainly comprised of ancillary revenue and expenses from a joint venture, corporate functions, executive management and administrative support services. Corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives.
     Corporate revenue increased $3 million and $23 million for the three and nine months ended September 30, 2008, as compared to the corresponding prior year period, primarily due to increased ancillary revenue from a joint venture, whose primary sales are of the Planet Earth DVD; current sales volume is not expected to continue. Corporate costs increased 30%, or $13 million, and 24%, or $32 million, for the three and nine months ended September 30, 2008 respectively, driven by (i) increased costs incurred in conjunction with Discovery preparing to become a public entity as a result of the Newhouse Transaction, (ii) an increase in costs from a joint venture primarily due to the Planet Earth sales, and (iii) costs related to the Newhouse Transaction and start-up of OWN.
Liquidity and Capital Resources
     The following table represents a comparison of the components of the statement of cash flows, as reported for the nine months ended September 30, 2008 and 2007, respectively, with a reconciliation of historical DCH statement of cash flows for the nine months ended September 30, 2007. The Discovery as-adjusted statement of cash flows represents the cash flow activities as if the Newhouse Transaction was completed January 1, 2007. The table includes the cash flow activity for AMC for both periods, including cash provided by operating activities of $28 million, cash provided by investing activities of $128 million, and cash used in financing activities of $(2) million for the nine months ended September 30, 2008. AMC cash provided by operating activities was $34 million, cash used in investing activities was $(34) million, and cash provided by financing activities was $2 million for the nine months ended September 30, 2007.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)

		For the Nine Months Ended
	For the Nine	September 30, 2007
	Months Ended	DHC		Discovery
	September 30, 2008	As reported	DCH	As adjusted
	(amounts in millions)
OPERATING ACTIVITIES
Net income	$211	$102	$—	$102
Adjustments to reconcile net income to cash provided by operating activities	375	(51)	400	349
Changes in operating assets and liabilities, net of Ascent Media Corporation spin-off	(163)	(18)	(274)	(292)

Cash provided by operating activities	423	33	126	159

INVESTING ACTIVITIES
Net cash acquired from Newhouse Transaction	45	—	—	—
Business acquisitions, net of cash acquired	(8)	—	(12)	(12)
Acquisition of property and equipment	(84)	(36)	(55)	(91)
Proceeds from sale of securities	24	—	—	—
Redemption of interests in subsidiaries	—	—	(44)	(44)
Proceeds from dispositions	139	—	—	—
Other investing activities, net	—	2	—	2

Cash provided by (used in) investing activities	116	(34)	(111)	(145)

FINANCING ACTIVITIES
Ascent Media Corporation spin–off	(356)	—	—	—
Net (repayments) borrowings on revolver loan	(80)	—	1,332	1,332
Principal payments of long-term debt	(200)	—	—	—
Payments of capital leases	(12)	—	(5)	(5)
Repurchase of member interests	—	—	(1,322)	(1,322)
Net cash from option exercises	—	4	—	—
Other financing activities, net	(10)	—	(24)	(20)

Cash (used in) provided by financing activities	(658)	4	(19)	(15)

Effect of exchange rate changes on cash and cash equivalents	2	—	7	7

CHANGE IN CASH AND CASH EQUIVALENTS	(117)	3	3	6
Cash and cash equivalents of discontinued operations, beginning of period	201	153	—	153
Cash and cash equivalents of continuing operations, beginning of period	8	1	52	53
Adjustment to remove AMC cash	—	—	—	(157)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92	$157	$55	$55

     The DHC amounts are reported net of minority interest adjustments of $246 million for net income, $158 million to eliminate the DHC equity pick-up of DCH, and $88 million to allocate minority interest to Advance/Newhouse.
     Sources of Cash
     Discovery’s principal sources of liquidity are cash in-hand, cash flows from operations and borrowings under its credit facilities. Discovery anticipates that its cash flows from operations, existing cash, cash equivalents and borrowing capacity under its revolving credit facility are sufficient to meet its anticipated cash requirements for at least the next 12 months.
     Total Liquidity at September 30, 2008. As of September 30, 2008 we had approximately $1.7 billion of total liquidity, comprised of approximately $92 million in cash and cash equivalents and the ability to borrow approximately $1.6 billion under our revolving credit facilities. In October 2008, we borrowed an additional $85 million under our U.S. revolving credit facility, leaving us with the ability to borrow approximately $1.5 billion. Also in October 2008, we repaid $11 million outstanding under our U.K. revolving credit facility.
     Cash Provided by Operations. For the nine months ended September 30, 2008, our cash provided by operating activities was $423 million compared to $159 million for the same period as adjusted in 2007.
     Proceeds from the sale of business. During the nine months ended September 30, 2008, AMC received proceeds of $139 million for the sale of Accent Health as part of the spin-off of AMC.
     Debt Facilities. Discovery’s various debt facilities include two term loans, two revolving loan facilities and various senior notes payable. The second term loan was entered into on May 14, 2007 for $1.5 billion in connection with the Cox Transaction. Total commitments of these facilities were $5.4 billion at September 30, 2008. Debt outstanding on these facilities aggregated $3.8 billion at September 30, 2008, providing excess debt availability of $1.6 billion. Debt outstanding on these facilities aggregated $3.9 billion at November 5, 2008.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
     Discovery currently has fixed the interest rate on the majority of its outstanding debt. The anticipated interest payments, together with the scheduled principal payments, due over the next year are within the available capacity on Discovery’s committed facilities. Discovery does not expect to need to arrange for any new credit facilities or debt agreements to meet its existing obligations or operating requirements for at least the next 12 months, which will minimize Discovery’s exposure to the current adverse conditions in the economy and the credit markets. Also, Discovery’s current performance on the leverage and other financial maintenance tests is at levels within the established thresholds of the debt agreements indicating some ability to absorb lower than expected operating results and still remain within the covenant limits.
     DCH’s $1.5 billion term loan is secured by its assets, excluding assets held by its subsidiaries. The remaining term loan, revolving loans and senior notes are unsecured. The debt facilities contain covenants that require the respective borrowers to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery was in compliance with all debt covenants as of September 30, 2008.
     The Company’s interest expense associated with its debt facilities is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. The variable to fixed interest rate instruments have a notional principal amount of $2.3 billion and have a weighted average interest rate of 4.68% against 3 month LIBOR at September 30, 2008. The fixed to variable interest rate agreements have a notional principal amount of $50 million and have a weighted average interest rate of 7.90% against fixed rate private placement debt at September 30, 2008. At September 30, 2008, the Company held an unexercised interest rate swap put with a notional amount of $25 million at a fixed rate of 5.44%.
     Uses of Cash
     During the nine months ended September 30, 2008, Discovery’s primary uses of cash were cash payments for content of $569 million, principal payments under its bank facilities and senior notes totaling $200 million, cash payments of $80 million under its revolving loans, capital expenditures of $84 million, and payments under its LTIP of $20 million. During the nine months ended September 30, 2007, on an as-adjusted basis, Discovery’s primary uses of cash were the redemption of Cox’s equity interests $1.3 billion, cash payments for content of $514 million and capital expenditures of $92 million.
     In 2008, including amounts discussed above, Discovery expects its uses of cash to be approximately $350 million for debt repayments, $260 million for interest expense, and $110 million for capital expenditures, including $34 million in capital expenditures for AMC. Discovery will also be required to make payments under its LTIP. Amounts expensed and payable under the LTIP are dependent on future annual calculations of unit values which are primarily affected by changes in the Company’s stock price, changes in units outstanding, and changes to the plan. If the remaining vested LTIP awards at September 30, 2008 were redeemed, the aggregate cash payments by Discovery would be approximately $37 million.
     Joint Venture Arrangement. On June 19, 2008, the Company entered in to a 50%-50% joint venture with Oprah Winfrey and Harpo, Inc. (“Harpo”) to rebrand Discovery Health Channel as OWN: Oprah Winfrey Network (“OWN Network”). It is expected that Discovery Health will be rebranded as the OWN in the second half of 2009. Pursuant to the agreement, the Company has committed to make capital contributions of up to $100 million through September 30, 2011.
     Factors Affecting Sources of Liquidity
     If Discovery were to experience a significant decline in operating performance, or have to meet an unanticipated need for additional liquidity beyond its available commitments, there is no certainty that Discovery would be able to access the needed liquidity. While Discovery has established relationships with U.S. and international banks and investors which continue to participate in its various credit agreements, the current tightening in the credit markets may cause some lenders to have to reduce or withdraw their commitments if Discovery were to negotiate a refinancing or an increase in its total commitments. Covenants in existing debt agreements may constrain Discovery’s capacity for additional debt or there may be significant increases in costs to refinance existing debt to access additional liquidity. As a public company, Discovery may have access to other sources of capital such as the public bond and equity markets. However, access to sufficient liquidity in these markets is not assured given Discovery’s substantial debt outstanding and the continued volatility in the equity markets and further tightening in the credit markets.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
     The Company’s access to capital markets can be affected by factors outside of its control. In addition, its cost to borrow is impacted by market conditions and its financial performance as measured by certain credit metrics defined it its credit agreements, including interest coverage and leverage ratios.
Critical Accounting Policies and Estimates
     The information in this section updates as of September 30, 2008 the “Critical Accounting Policies and Estimates” section of our Registration Statement on Form S-4 (SEC File No. 333-151586), filed with the U.S. Securities and Exchange Commission on August 6, 2008 and the DHC Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.
     The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates estimates, which are based on historical experience and on various other assumptions believed reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. Critical accounting policies impact the presentation of the Company’s financial condition and results of operations and require significant judgment and estimates. An appreciation of the Company’s critical accounting policies facilitates an understanding of its financial results. Amounts disclosed relate to DCH for 2007 and Discovery for 2008. Unless otherwise noted, the Company applied critical accounting policies and estimates methods consistently in all material respects and for all periods presented. For further information regarding these critical accounting policies and estimates, please see the Notes to the Company’s consolidated financial statements.
Content Rights
     Cost incurred in the direct production, co-production or licensing of content rights are capitalized and stated at the lower of unamortized cost, fair value, or net realizable value. In accordance with SOP 00-2, Accounting by Producers or Distributors of Films, the Company amortizes its content assets based upon the ratio of current revenue to total estimated revenue (“ultimate revenue”). To determine this ratio, the Company analyzes historical and projected usage for similar programming and applies such usage factors to projected revenue by network adjusted for any future significant programming strategy changes.
     The result of this policy is an accelerated amortization pattern for the fully distributed U.S. networks (Discovery Channel, TLC, Animal Planet) and the international Discovery channels over a period of no more than four years. The accelerated amortization pattern results in the amortization of approximately 50% of the program cost during the first year. Topical or current events programming is amortized over shorter periods based on the nature of the programming and may be expensed upon its initial airing. The less mature, domestic networks utilize a three to five year useful life and other international networks utilize a three to four year useful life. For these networks, with programming investment levels lower than the established networks and higher reuse of programming, straight-line amortization is considered a reasonable estimate of the use of content consistent with the pace of earning ultimate revenue.
     Ultimate revenue assessments include advertising and affiliate revenue streams. Ancillary revenue is considered immaterial to the assessment. Changes in management’s assumptions, such as changes in expected use, could significantly alter the Company’s estimates for amortization. Amortization is approximately $495 million for the nine months ended September 30, 2008 and the unamortized programming balance at September 30, 2008 is $1.2 billion.
     Programming that the Company expects to alter planned use by reduction or removal from a network because of changes in network strategy, is written down to its net realizable value based on adjusted ultimate revenues when identified. On a periodic basis, management evaluates the net realizable value of content in conjunction with its strategic review of the business. Changes in management’s assumptions, such as changes in expected use, could significantly alter the Company’s estimates for write-offs. During the third quarter of 2008, Discovery implemented significant changes in brand strategies for TLC. As a result, the Company recorded a content impairment charge of $17 million, which is included as a component of content amortization expense. Consolidated content impairment, including accelerated amortization of certain programs, for the Company is approximately $40 million for the nine months ended September 30, 2008.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
Expenses Arising from Long-Term Incentive Plans
     Expenses arising from long-term incentive plans are primarily related to the Company’s unit-based, long-term incentive plan (LTIP), for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and vest at a rate of 25% per year. Prior to the Newhouse Transaction, Discovery accounted for the LTIP in accordance with FAS 133, Accounting for Derivative Financial Instruments and EITF 02-08, Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Entity, as the value of units in the LTIP was indexed to the value of DHC Series A common stock. Upon redemption of the LTIP awards, participants received a cash payment based on the difference between the market price of DHC Series A common stock on the vesting date and the market price on the date of grant. Following the Newhouse Transaction, units remained outstanding and were adjusted to track changes in the value of the Company’s publically traded stock. Discovery accounts for these cash settled stock appreciation awards in accordance with FAS 123(R).
     The value of units in the LTIP is calculated using the Black-Scholes model each reporting period, and the change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. Discovery elected to attribute expense for the units in accordance with FAS 123R. The Company uses volatility of DHC common stock or the Company’s common stock, if available in its Black-Scholes models. However, if the term of the units is in excess of the period common stock has been outstanding, the Company uses a combination of historical and implied volatility. Different assumptions could result in different market valuations. However the most significant factor in determining the unit value is the price of common stock.
Recent Accounting Pronouncements
     In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). This FSP provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP No. EITF 03-6-1 will be effective for Discovery on January 1, 2009, and will be applied retrospectively to all prior-period earnings per share computations. The adoption of FSP No. EITF 03-6-1 is not expected to have a material impact on the Company’s earnings per share amounts.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset pursuant to FAS No. 142. The provisions of FSP 142-3 will be effective for Discovery on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that the provisions of FSP 142-3 will have on the Company’s consolidated financial statements.
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, as amended (“FAS 161”). FAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to include information about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of FAS 161 will be effective for Discovery on January 1, 2009. The adoption of FAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). This Statement requires, among other things, that companies: (1) expense business acquisition transaction costs, which are presently included in the cost of the acquisition, (2) record an asset for in-process research and development, which is presently expensed at the time of the acquisition, (3) record at fair value amounts for contingencies, including contingent consideration, as of the purchase date with subsequent adjustments recognized in operations, which is presently accounted for as an adjustment of purchase price, (4) recognize decreases in valuation allowances on acquired deferred tax assets in operations, which were are presently considered to be subsequent changes in consideration and are recorded as decreases in goodwill, and (5) measure at fair value any non-controlling interest in the acquiree. The provisions of FAS 141R will be effective for Discovery on January 1, 2009, and will be applied prospectively to new business combinations consummated on or subsequent to the effective date. Generally, the effects of FAS 141R will depend on future acquisitions.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires that non-controlling interests be reported within equity in the balance sheet and that the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly presented in the statement of income. The provisions of FAS 160 will be effective for Discovery on January 1, 2009, and will be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively to all periods presented. The adoption of FAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity, for example an agreement to co-produce and distribute programming with another media company. The provisions of EITF 07-1 will be effective for Discovery on January 1, 2009, and will be applied retrospectively to all periods presented. The Company is currently evaluating the impact that EITF 07-1 will have on the Company’s consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
Item 3: Quantitative and Qualitative Disclosures about Market Risk
     The Company’s earnings and cash flow are exposed to market risk and can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. The Company uses derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not hold or enter into financial instruments for speculative trading purposes.
     The nature and amount of the Company’s long-term debt are expected to vary as a result of future requirements, market conditions and other factors. The Company’s interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. These instruments include swaps and swaptions to modify interest rate exposure. The variable to fixed interest rate instruments had a notional principal amount of $2.3 billion and a weighted average interest rate of 4.68% at September 30, 2008 for Discovery and December 31, 2007 for DCH. The fixed to variable interest rate agreements had a notional principal amount of $50 million and $225 million and had a weighted average interest rate of 7.90% and 9.65% at September 30, 2008 for Discovery and December 31, 2007 for DCH, respectively. At September 30, 2008, the Company held an unexercised interest rate swap put with a notional amount of $25 million at a fixed rate of 5.44%. The fair value of these derivative instruments, which aggregate ($49) million and ($50) million at September 30, 2008 for Discovery and December 31, 2007 for DCH, respectively, is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets.
     Of the total of $2.3 billion principal amount, a notional amount of $1.5 billion of these derivative instruments are 100% effective cash flow hedges. The value of these hedges at September 30, 2008 was ($30) million with changes in the mark-to-market value recorded as a component of other comprehensive income (loss), net of taxes. Should any portion of these instruments become ineffective due to a restructuring in the Company’s debt, the monthly changes in fair value would be reported as a component of other income on the Statement of Operations. The Company does not expect any hedge ineffectiveness in the next twelve months. As of September 30, 2008, a parallel shift in the interest rate yield curve equal to one percentage point would change the fair value of the Company’s interest rate derivative portfolio by approximately $30 million. In addition, a change of one percentage point in interest rates on variable rate debt would impact interest expense by approximately $7 million on a yearly basis.
     The Company’s objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, the Company may enter into foreign currency derivative instruments that change in value as foreign exchange rates change. The foreign exchange instruments used are spot, forward, and option contracts. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At September 30, 2008 for Discovery, and December 31, 2007 for DCH, the notional amount of foreign exchange derivative contracts was $122 million and $174 million, respectively. The fair value of these derivative instruments is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets. These derivative instruments did not receive hedge accounting treatment. As of September 30, 2008, an estimated 10% adverse movement in exchange rates against the US dollar would decrease the fair value of the Company’s portfolio by approximately $8 million.
     The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. In addition, the Company limits the amount of investment credit exposure with any one institution.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION — (continued)
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     The following changes were made to the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:
     On September 17, 2008, DHC and Advance/Newhouse combined their ownership interests in DCH. DCH became a wholly-owned, consolidated subsidiary of Discovery. DCH now comprises almost exclusively the operations and management of the Company, representing approximately 98% of the Company’s revenues for the nine-months ended September 30, 2008. Contemporaneously with the Newhouse Transaction, the Company became the successor reporting company to DHC under the Exchange Act.
     Following the completion of the Newhouse Transaction, management of DCH assumed the executive roles within the Company, including DCH’s Chairman, Chief Executive Officer, Chief Financial Officer and General Counsel. Management of DHC does not serve as management of the Company. In addition, a newly-formed Board of Directors was appointed, the committees of the Board of Directors were constituted and related board committee charters and corporate governance policies were adopted.
     As a result of the Newhouse Transaction, as of September 18, 2008, the Company’s internal control over financial reporting largely consists of DCH’s controls, instead of DHC’s.
     Prior to the transaction, DHC accounted for DCH as an equity investment. Accordingly, DHC’s annual management assessment of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act did not cover DCH’s internal controls. Due to the consummation of the Newhouse Transaction late in the fiscal year, DHC and DCH submitted a request to the staff of the SEC for concurrence that the Company would not be required to complete an assessment of internal control over financial reporting in accordance with Section 404 for the year ended December 31, 2008. The Company has been advised by the staff of the SEC that it has no objection to this request.
     As of the end of the year ended December 31, 2009, the Company is required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In the interim, the Company will be required to perform the documentation, evaluation and testing required to make these assessments.

PART II-OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to our risk factors from the “Risk Factors” section of our Registration Statement on Form S-4 (SEC File No. 333-151586) filed on August 6, 2008, other than the risk factor disclosed below.
Our business could be adversely affected if general economic conditions further weaken.
     We derive substantial revenues from the sale of advertising on our networks. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. The current economic conditions and any continuation of these adverse conditions may adversely affect the economic prospects of advertisers and could alter current or prospective advertisers’ spending priorities. A decrease in advertising expenditures likely would have an adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 17, 2008, as part of the Transaction, we issued 70,314,951 shares of our Series A preferred stock and 70,314,951 shares of our Series C preferred stock to Advance/Newhouse Programming Partnership in a private placement transaction. Each share of Series A preferred stock is convertible into one share of Series A common stock and each share of Series C preferred stock is convertible into one share of Series C common stock. In consideration for the shares of Series A and Series C preferred stock, Advance/Newhouse tendered its 33 1/3% ownership interest in Discovery Communications, LLC and its interest in Animal Planet, L.P.
Item 4. Submission of Matters to a Vote of Security Holders
     The following information reflects voting activities for DHC’s Annual Meeting of Stockholders held on September 16, 2008.
Proposal 1: To consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of June 4, 2008.

For	Against	Abstain	Broker Non-Votes
326,064,543	851,222	2,559,250	29,022,786
Proposal 2: To consider and vote upon a proposal to issue Discovery Series A and Series C convertible preferred stock to Advance/Newhouse Programming Partnership.

For	Against	Abstain	Broker Non-Votes
325,452,452	1,475,885	2,546,678	29,022,786
Proposal 3: To consider and vote upon a proposal to increase the number of shares of common stock and preferred stock which Discovery will have authority to issue.

For	Against	Abstain	Broker Non-Votes
303,501,965	23,500,419	2,472,631	29,022,786
Proposal 4: To consider and vote on a proposal to increase the number of shares of common stock with respect to which awards may be granted under the Discovery Holding Company 2005 Incentive Plan.

For	Against	Abstain	Broker Non-Votes
206,277,743	120,467,907	2,729,365	29,022,786
Proposal 5: Election of the following to the Company’s Board of Directors:

	Votes For	Votes Withheld
John C. Malone	278,720,894	79,776,907
Robert R. Bennett	269,738,094	88,759,707

     The foregoing nominees also served on Discovery Holding Company’s board of directors prior to the annual meeting. The term of the following directors continued following the annual meeting: Paul A. Gould, M. LaVoy Robison and J. David Wargo. Broker non-votes had no effect on voting for the election of directors, and abstentions and unreturned proxies have been treated as votes withheld.
Proposal 6: To consider and vote upon a proposal to ratify the selection of KPMG LLP as Discovery Holding Company’s independent auditors for the fiscal year ending December 31, 2008.

For	Against	Abstain
352,868,952	2,559,738	3,069,111
     Following the Newhouse Transaction, the Company’s Board comprises the following directors: John S. Hendricks, Chairman, David M. Zaslav, Robert R. Bennett, John Malone, Paul A Gould, M. LaVoy Robison, J. David Wargo, Robert R. Beck, Robert J. Miron, Steven A. Miron and Lawrence S. Kramer. Additionally, following the Newhouse Transaction, the Company’s Audit Committee retained PricewaterhouseCoopers LLC as its independent registered accounting firm and dismissed KPMG LLP.
Item 5. Other Information
(b) Security holder nominations
     Section 1.5 of the Company’s Bylaws sets forth the procedures a stockholder must follow to recommend a nominee to the Company’s Board of Directors. To be timely, a stockholder’s notice shall be delivered to the Corporate Secretary no later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the anniversary of the preceding year’s annual meeting. If, however, the date of the annual meeting is more than 30 days before or more than 60 days after the anniversary date, the stockholder notice must be delivered no earlier than the close of business on the 100th day prior to the meeting and not later than the 70th day prior to the annual meeting, or the 10th day following the date on which we announced the date of the annual meeting.
     Any stockholder who is a stockholder of record of shares of the class or series of stock entitled to vote upon such election at the time the notice described below is delivered to the Corporate Secretary may submit a nomination for election to the Board of Directors.
     Each notice must set forth, as to each person the stockholder proposes to nominate for election to the Board of Directors, the following information:
1.	all information relating to such person that is required to be disclosed in proxy solicitations in accordance with Regulation 14A under the Securities Exchange Act of 1934; and

2.	such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected.
     The notice must also set forth, as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made:
1.	the name and address of such stockholder, as they appear on our books, and of such beneficial owner;

2.	the class or series and number of shares of our capital stock which are owned beneficially and of record by such stockholder and beneficial owner;

3.	a representation that the stockholder is a holder of record of our stock entitled to vote for election of directors and intends to appear in person or by proxy at the meeting to propose such nomination;

4.	a representation whether such person or stockholder has received any financial assistance, funding or other consideration from any other person in respect of the nomination (and the details thereof) (a “Stockholder Associated Person”) and whether and the extent to which any hedging, derivative or other transaction has been entered into with respect to us within the past 6 months by, or is in effect with respect to such stockholder, any person to be nominated by the stockholder or any Stockholder Associated Person, the effect or intent of which transaction is to mitigate loss or to manage risk or benefit of share prices for, or to increase or decrease the voting power of, such stockholder, nominee or Stockholder Associated Person;

5.	a representation whether the stockholder or the beneficial owner, if any, intends, or is part of a group which intends to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the class or series of our stock required to elect the nominee and/or to otherwise solicit proxies from stockholders in support of the nomination.
     We may also require any proposed nominee to furnish such other information as we may reasonably require to determine the eligibility of the nominee to serve as a director and whether the nominee would be considered “independent” under the independence requirements set forth in the Corporate Governance Rules of Nasdaq.

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC.
Date: November 7, 2008	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Bradley E. Singer
Bradley E. Singer
Senior Executive Vice President and Chief Financial Officer