Form 10-K
period 2008-12-31
Discovery Communications, Inc.
filed 2009-02-26
CIK 1437107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51205

DISCOVERY COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	35-2333914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Discovery Place Silver Spring, Maryland (Address of principal executive offices)	20910 (Zip Code)
(240) 662-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Series A Common Stock, $0.01 par value	Nasdaq Global Select Market
Series B Common Stock, $0.01 par value	Nasdaq Global Select Market
Series C Common Stock, $0.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of Discovery Communications, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on February 20, 2009 was approximately $3.3 billion.

The number of shares outstanding of each of Discovery Communications, Inc.’s classes of common stock as of February 20, 2009 was:

Series A Common Stock, $0.01 par value	134,032,337
Series B Common Stock, $0.01 par value	6,598,161
Series C Common Stock, $0.01 par value	140,630,479

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Item 5 of Part II and for Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Discovery Communications, Inc. definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Discovery Communication, Inc.’s fiscal year end.

DISCOVERY COMMUNICATIONS, INC.

		Page

PART I
ITEM 1.	Business	3
ITEM 1A.	Risk Factors	21
ITEM 1B.	Unresolved Staff Comments	30
ITEM 2.	Properties	31
ITEM 3.	Legal Proceedings	32
ITEM 4.	Submission of Matters to a Vote of Security Holders	32

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	33
ITEM 6.	Selected Financial Data	35
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	61
ITEM 8.	Financial Statements and Supplementary Data	62
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	118
ITEM 9A.	Controls and Procedures	118
ITEM 9B.	Other Information	119

PART III
ITEM 10.	Directors, Executive Officers, and Corporate Governance	119
ITEM 11.	Executive Compensation	119
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	119
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	119
ITEM 14.	Principal Accountant Fees and Services	119

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	119
SIGNATURES		153
EX-10.4
EX-10.11
EX-21
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

ITEM 1.	Business.

Overview

Discovery Communications, Inc. (“Discovery”, we”, “us” or “our”) is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States (U.S.) and approximately 170 other countries, with over 100 television networks offering customized programming in 35 languages. We also develop and sell consumer and educational products and services as well as media sound services in the U.S. and internationally. In addition, we own and operate a diversified portfolio of website properties and other digital services.

We were formed on September 17, 2008 in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective ownership interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with and into Discovery (the “Newhouse Transaction”). Prior to the Newhouse Transaction, DCH was a stand-alone private company, which was owned approximately 66 2/3% by DHC and 33 1/3% by Advance/Newhouse. The Newhouse Transaction was completed as follows:

•	On September 17, 2008, DHC completed the spin-off to its shareholders of Ascent Media Corporation (“AMC”), a subsidiary holding the cash and businesses of DHC, except for certain businesses that provide sound, music, mixing, sound effects, and other related services (“Creative Sound Services” or “CSS”) (the “AMC spin-off”) (such businesses remain with us following the completion of the Newhouse Transaction).

•	On September 17, 2008, immediately following the AMC spin-off, DHC merged with a transitory merger subsidiary owned by us, with DHC continuing as the surviving entity and as a wholly-owned subsidiary owned by us.

•	On September 17, 2008, immediately following the exchange of shares between us and DHC, Advance/Newhouse contributed its ownership interests in DCH and Animal Planet to us in exchange for our Series A and Series C convertible preferred stock. The preferred stock is convertible at any time into our common stock representing 33 1/3% of our common stock issued in connection with the Newhouse Transaction.

As a result of the Newhouse Transaction, we became the successor reporting entity to DHC under the Securities Exchange Act of 1934, as amended. Because Advance/Newhouse was a one-third owner of ours prior to the completion of the Newhouse Transaction and is a one-third owner immediately following completion of the Newhouse Transaction, there was no effective change in ownership. Our convertible preferred stock does not have any special dividend rights and only a de minimis liquidation preference. Additionally, Advance/Newhouse retains significant participatory special class voting rights with respect to certain matters that could be submitted to a shareholder vote.

The following diagrams illustrate, at a summary level, the ownership interests between us, DHC, Advance/Newhouse, and DCH prior and subsequent to the Newhouse Transaction. The diagrams are in general terms and are not comprehensive. They reflect the economic substance of the Newhouse Transaction, but do not precisely reflect the legal and corporate entities used to implement the Newhouse Transaction. Additionally, the contribution of Advance/Newhouse’s interest in Animal Planet L.P. is not reflected in the diagrams because the value of this contribution was insignificant relative to the value of the overall transaction.

Structure Prior to the Newhouse Transaction

Structure Subsequent to the Newhouse Transaction and AMC Spin-off

Our media content spans nonfiction genres including science, exploration, survival, natural history, sustainability of the environment, technology, anthropology, paleontology, history, space, archaeology, health and wellness, engineering, adventure, lifestyles and current events. This type of programming tends to be culturally neutral and maintains its relevance for an extended period of time. As a result, our content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages, as well as the creation of local programming tailored to individual market preferences.

Our content is designed to target key audience demographics and the popularity of our programming offers a compelling reason for advertisers to purchase time on our channels. Our audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home or “DTH” satellite operators, telephone and communications companies, and other content distributors to deliver our programming to their customers.

We have an extensive library of over 100,000 hours of programming and footage that provides a high-quality source of content for creating new services and launching into new markets and onto new platforms. We generally own most or all rights to the majority of this programming and footage, which enables us to exploit our library to launch new brands and services into new markets quickly without significant incremental spending. Programming can be re-edited and updated to provide in a cost-effective manner topical versions of subject matter that can be utilized around the world.

In addition to growing distribution and advertising revenue for our branded channels, we are focused on growing revenue across new distribution platforms, including brand-aligned web properties, mobile devices, video-on-demand and broadband channels, which serve as additional outlets for advertising and affiliate sales, and provide promotional platforms for our television programming. We also operate internet sites such as HowStuffWorks.com, Treehugger.com, and Petfinder.com that provide supplemental news, information, and entertainment aligned with our television programming.

We are also exploiting our programming assets to take advantage of the growing demand for high definition (HD) programming in the U.S. and throughout the world. In 2008, we provided HD simulcasts of five of our U.S. Networks (Discovery Channel, TLC, Animal Planet, Science Channel and Planet Green) in addition to our U.S. HD Theater service, which was launched in 2002. In 2008, we also expanded our international HD operations to include HD channels in 23 countries outside of the U.S., making us one of the leading international providers of HD programming, based on the number of markets we serve. We believe we are well positioned to take advantage of the accelerating growth in sales of HD televisions and Blu-ray DVD players, and the expanding distribution of HD channels around the world. Where we operate HD simulcasts of our networks, we also benefit from the ability to aggregate audiences for advertising sales purposes.

Strategy

Our strategy is to deliver sustainable long-term growth at or above the levels our peers achieve through the development of high-quality media brands that build consumer viewership, optimize distribution growth and capture advertising sales. In addition, we are focused on maximizing the overall efficiency and effectiveness of our global operations through collaboration and innovation across operating units and regions around the world, and across all television and digital platforms.

In line with this strategy, our specific priorities include:

•	Maintaining our focus on creative excellence in nonfiction programming and expanding the portfolio’s brand recognition by developing compelling content that increases audience growth, builds advertising relationships, has global utility and supports continued distribution revenue growth on all platforms.

•	Exploiting our distribution strength in the U.S. — with three channels reaching more than 90 million U.S. subscribers each and seven channels reaching between 45 million to 73 million U.S. subscribers each — to build additional branded channels and businesses that can sustain long-term growth and occupy a desired programming niche with strong consumer appeal. For example, in 2008, we repositioned two emerging television networks — Investigation Discovery and Planet Green — to build stronger consumer brands through specific category ownership that supports more passionate audience loyalty and increased advertiser and affiliate interest and integration. In late 2009 or early 2010, the current Discovery Health is expected to be repositioned as OWN: The Oprah Winfrey Network.

•	Maintaining a leadership position in nonfiction entertainment in international markets, and continuing to grow and improve the performance of the international operations. This will be achieved through expanding local advertising sales capabilities, creating licensing and digital growth opportunities, exploiting broadcast and other additional distribution platform opportunities in selected markets, and improving operating efficiencies by strengthening development and promotional collaboration between U.S. and International Network groups.

•	Developing and growing compelling and profitable content experiences on new platforms that are aligned with our core branded channels. Specifically, extending ownership of nonfiction entertainment and “satisfying curiosity” to all digital media devices around the world to enhance the consumer entertainment experience, further monetize our extensive programming library, and create additional vehicles through which to offer new products and services that deliver new revenue streams.

We operate through three segments: (1) U.S. Networks, (2) International Networks, and (3) Commerce, Education, and Other. Financial information related to our operating segments can be found in Note 24 to our consolidated financial statements found in Part II of this Annual Report on Form 10-K.

U.S. Networks

Reaching approximately 717 million cumulative subscribers (as defined below) in the United States as of December 31, 2008, and having one of the industry’s most widely distributed portfolios of brands, U.S. Networks delivers 11 cable and satellite television channels in the United States. The portfolio includes three channels that each reach more than 90 million U.S. subscribers and seven channels that each reach between 45 and 73 million U.S. subscribers (as defined below). U.S. Networks also provides distribution and advertising sales services for Travel Channel and distribution services for BBC America and BBC World Service.

Domestic subscriber numbers set forth in this document are according to The Nielsen Company. As used herein, a “U.S. subscriber” is a single household that receives the applicable Discovery channel from its cable, satellite or other television provider, including those who receive our networks from pay-television providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term “cumulative subscribers” in the U.S. refers to the collective sum of the total number of U.S. subscribers to each of our U.S. channels. By way of example, two U.S. households that each receive five of our networks from their cable provider represent 10 cumulative subscribers in the U.S. The term cumulative subscribers in the U.S. also includes approximately eight million cumulative subscribers in Canada who receive direct feeds of TLC and Military Channel from U.S. Networks.

Discovery Channel • Discovery Channel reached approximately 99 million U.S. subscribers as of December 31, 2008.

•   Discovery Channel offers a signature mix of compelling, high-end production values and vivid cinematography across genres including science and technology, exploration, adventure, history and in-depth, behind-the-scenes glimpses at the people, places and organizations that shape and share our world.

• Our flagship, Discovery Channel, was the second most widely distributed cable channel in the United States, according to The Nielsen Company, as of December 31, 2008.

•   Some of the network’s most popular returning and new series include Deadliest Catch, Mythbusters, Dirty Jobs, Man Vs Wild, Storm Chasers and Survivor Man. Discovery Channel is also home to high-profile specials and mini-series, including the critically acclaimed Planet Earth and When We Left Earth: The NASA Missions.

• Target viewers are adults 25-54, particularly men.
• Discovery Channel is simulcast in HD.

TLC • Acquired by us in 1991, TLC reached approximately 98 million U.S. subscribers as of December 31, 2008.

•   TLC features high-quality docu-series and reality based programming that engage the heart and mind by transporting viewers into the lives of real-life extra-ordinary characters. TLC programs are entertaining, unfiltered and always reveal something to learn along the way.

• Series highlights on TLC include Jon & Kate Plus Eight, What Not to Wear, Little People, Big World and 17 Kids and Counting.
• Target viewers are adults 18-49, particularly women.
• TLC is simulcast in HD.

Animal Planet • Launched in October 1996, Animal Planet reached approximately 95 million U.S. subscribers as of December 31, 2008.

•   Animal Planet immerses viewers in the full range of life in the animal kingdom with rich, deep content and offers animal lovers and pet owners access to a centralized online, television and mobile community for immersive, engaging, high-quality entertainment, information and enrichment.

• Programming highlights on Animal Planet include Whale Wars, Untamed and Uncut, It’s Me or the Dog, and Mutual of Omaha’s Wild Kingdom.
• Target viewers are adults 25-54, particularly women.
• Animal Planet is simulcast in HD.

Discovery Health • Launched in August 1999, Discovery Health reached approximately 73 million U.S. subscribers as of December 31, 2008.
• Discovery Health takes viewers inside the fascinating and informative world of health and medicine to experience first-hand compelling, real-life stories of medical breakthroughs and human triumphs.

•   In January 2008, we announced a joint venture with Oprah Winfrey and Harpo, Inc. to create OWN: The Oprah Winfrey Network, a new multi-platform venture designed to entertain, inform and inspire people to live their best lives. Oprah Winfrey serves as Chairman of OWN, LLC, and the venture is 50-50 owned between us and Harpo. We will handle distribution, origination and other operational requirements and both organizations will contribute advertising sales services to the venture.

• Discovery Health is expected to be repositioned as OWN in late 2009 or early 2010.
• OWN will build on Discovery Health’s target audience of women 25-54.
• OWN will be simulcast in HD.

Discovery Kids

•   Launched in October 1996, Discovery Kids reached approximately 62 million U.S. subscribers as of December 31, 2008.

• Discovery Kids lets kids of all ages (from preschoolers to ’tweens and teens) explore the world from their point of view. This network provides entertaining, engaging and high-quality programming that kids enjoy and parents trust. Kids can learn about science, adventure, exploration and natural history through documentaries, reality shows, scripted dramas and animated stories.
• Series highlights on Discovery Kids include the animated Real Toon series Tutenstein, Adventure Camp and Bindi the Jungle Girl.
• Target viewers are children and families.

Science Channel

•   Launched in October 1996, Science Channel reached approximately 56 million U.S. subscribers as of December 31, 2008.

• Science Channel immerses viewers in a full spectrum of scientific topics ranging from string theory and futuristic cities to accidental discoveries and outrageous inventions. Science Channel celebrates the cause and effect, the trials and errors, and the eureka moments — sometimes born out of amusing miscalculations — that only science can deliver.
• Science Channel includes series such as Brink, How It’s Made, Build It Bigger, Weird Connections, Colossal Construction, and Deconstructed.
• Target viewers are men 25-54.
• Science Channel is simulcast in HD.

Planet Green • Planet Green was rebranded from Discovery Home in June 2008 and reached approximately 52 million U.S. subscribers as of December 31, 2008.
• Committed to documenting, preserving and celebrating the planet, Planet Green is the only 24-hour eco-lifestyle television network.

•   Planet Green speaks to people who want to understand green living and to those who are excited to make a difference by providing tools and information to meet the critical challenge of protecting our environment.

• Target viewers are adults 18-54. • Planet Green is simulcast in HD.
• In support of the Planet Green initiative, we have launched PlanetGreen.com, with a focus on community and action oriented content.

Investigation Discovery • Investigation Discovery was rebranded from Discovery Times Channel in January 2008 and reached approximately 53 million U.S. subscribers as of December 31, 2008.
• Investigation Discovery leverages our extensive library of fact-based investigation and current affairs programming that sheds new light on our culture, history and the human condition.
• Programming highlights include Call 911, Solved, Extreme Forensics and The Shift, as well as established investigative series like Dateline on ID and 48 Hours: Hard Evidence.
• Target viewers are adults 25-54.

Military Channel • Military Channel reached approximately 53 million U.S. subscribers as of December 31, 2008.

•   Military Channel brings viewers compelling, real-world stories of heroism, military strategy, technological breakthroughs and turning points in history. It takes viewers “behind the lines” for accounts directly from servicemen and women and battlefield strategy.

• Original programming includes Weaponology, Showdown: Air Combat and Great Planes.
• Target viewers are men 35-64.

FitTV • FitTV reached approximately 47 million U.S. subscribers as of December 31, 2008.
• FitTV is designed to inspire viewers to improve their fitness and well-being on their terms.
• Programming features experts and entertaining shows that help people learn how to incorporate fitness into their daily lives.
• Target viewers are adults 25-54.

HD Theater • HD Theater reached approximately 20 million U.S. subscribers as of December 31, 2008.

•   HD Theater was one of the first nationwide 24-hour-a-day, 7-day-a-week high definition networks in the U.S. offering compelling, real-world content including adventure, nature, world culture, technology and engineering programming.

•   Programming highlights include the critically acclaimed Sunrise Earth, as well as “motorized” HD content including the original series Chasing Classic Cars and live events like the Mecum Auto Auctions.

• Target viewers are adults 25-54, particularly men.

Our U.S. Networks are wholly-owned by us except for OWN, which is a 50-50 joint venture between us and Harpo, Inc.

U.S. Networks also includes our digital media businesses in the United States, which provide cross-platform sales and promotional opportunities with our television networks and additional reach for our content by leveraging the economies realized through programs that can be produced once and used often in both long-term and short-term formats across multiple platforms. Digital media features three main components:

•	U.S. brand-aligned organic channel websites, such as Discovery.com, TLC.com and AnimalPlanet.com, and acquired assets: HowStuffWorks.com, an award-winning online source of high-quality, unbiased and easy-to-understand explanations of how the world actually works; Treehugger.com, an eco-lifestyle website that complements the Planet Green television network; and Petfinder.com, a leading pet adoption destination that provides an additional promotional platform for the Animal Planet brand. Together, these properties attracted an average of more than 33 million cumulative unique monthly visitors in 2008, according to Omniture, Inc.

•	Discovery Mobile, which offers unique made-for-mobile short-form content and long-form episodes of popular titles through distribution arrangements with the majority of mobile carriers in the U.S., as well as direct-to-consumer mobile websites for multiple network brands including Discovery Channel, TLC, and Animal Planet.

•	Discovery on-demand, a free video-on-demand service distributed across most major U.S. affiliates, which features full-length programming and short-form content from across Discovery’s portfolio of U.S. Networks.

International Networks

Reaching approximately 892 million cumulative subscribers (as defined below) in approximately 170 countries outside the U.S. as of December 31, 2008, International Networks operates one of the largest international multi-channel businesses in the media industry. International Networks distributes a diversified portfolio of 21 brands designed to meet the needs of audiences, affiliates and advertisers across multiple regions and markets. The division maximizes the use of shared content and our global programming pipeline in order to drive consumer engagement and efficiencies across all core brands, and delivers local relevance by offering customized programming, on-air content and schedules in 35 languages via more than 100 localized feeds. International Networks encompasses four locally-managed regional operations covering all major foreign cable and satellite markets, including Asia-Pacific, Latin America, the U.K. and EMEA (Europe, the Middle East and Africa), and has 28 international offices with regional headquarters located in London, Miami and Singapore.

International subscriber statistics are derived from internal data review coupled with external sources when available. As used herein, an “international subscriber” is a single household that receives the applicable Discovery network or programming service from its cable, satellite or other television provider, including those who receive our networks from pay-television providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term “cumulative subscribers” outside the U.S. refers to the collective sum of the total number of international subscribers to each of our networks or programming services outside of the U.S. By way of example, two international households that each receive five of our networks from their cable provider represent 10 cumulative subscribers outside the U.S. Cumulative subscribers outside the U.S. include subscriptions for branded programming blocks in China, which are generally provided without charge to third-party channels and represented approximately 280 million cumulative subscribers outside the U.S. as of December 31, 2008.

Our International Networks are wholly owned by us except (1) the international Animal Planet channels which are generally 50-50 joint ventures with the British Broadcasting Corporation (“BBC”), (2) People+Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC and (3) several channels in Japan, Canada and Poland, which operate as joint ventures with strategic local partners and which are not consolidated in our financial statements but whose subscribers are included in our international cumulative subscribers. Pursuant to the terms of the Animal Planet international joint ventures, BBC has the right, subject to certain conditions, to cause us to acquire BBC’s interest in these joint ventures. Pursuant to the terms of the People+Arts joint venture, BBC has the right, subject to certain conditions, to cause us to either acquire BBC’s interest in, or sell to the BBC our interest in, this joint venture.

Led by the flagship brand Discovery Channel, our international portfolio consists of a combination of factual, lifestyle, entertainment and specialized brands.

Factual Brands

International Networks is a leader across international markets in factual multi-channel television. The portfolio consists largely of global brands led by Discovery Channel and Animal Planet, which each reach more than 200 million homes in international markets. Newer global digital brands in the factual portfolio include Discovery Science, which is distributed in more than 90 countries, Discovery Turbo and Discovery World. In addition, International Networks offers HD services in 23 markets and is one of the industry’s leading international providers of HD.

Discovery Channel

• Discovery Channel is the most widely-distributed television brand in the world and reached approximately 258 million international subscribers in approximately 170 countries as of December 31, 2008.

•   Discovery Channel’s international programming includes documentaries, docudramas and reality formats covering a wide range of topics and themes, including human adventure and exploration, engineering, science, history and world culture.

Animal Planet • Launched internationally in 1997, Animal Planet reached approximately 227 million international subscribers in over 160 countries as of December 31, 2008.
• Animal Planet is dedicated to mankind’s fascination with the creatures that share our world, featuring programs such as Meerkat Manor and Whale Wars.

• The international Animal Planet channels are generally a 50-50 joint venture with the BBC.

Discovery Science • Launched internationally in 1998, Discovery Science reached approximately 35 million international subscribers in more than 90 countries as of December 31, 2008.
• The only network in the world dedicated to celebrating science, Discovery Science network features fast-paced and informative programming that uncovers the impact of science and technology.

Investigation Discovery • Investigation Discovery launched in the U.K. in January 2009, marking the first international launch for the brand.
• Investigation Discovery offers programming from the U.S. and U.K. that focuses on the science of forensics and uses dramatic, fact-based storytelling to provide in-depth analysis of investigations.

Discovery Turbo • Launched in 2005, Discovery Turbo reached approximately 12 million subscribers in over 40 countries as of December 31, 2008.

•   Discovery Turbo celebrates all aspects of speed by covering a range of topics including the history, science and engineering of everything motorized; car, boat, bike and air shows; racing; and motoring trends.

Discovery World • Discovery Civilization re-launched as Discovery World across EMEA in April 2008 and reached approximately 14 million subscribers across the region as of December 31, 2008.

•   Discovery World offers quality factual content for audiences with a thirst for knowledge about the world, both past and present. Featuring landmark series and a selection of in-depth documentaries exclusive to the channel, Discovery World immerses viewers in a broad variety of genres including history, culture, real life stories, investigation and mystery.

HD Networks

• One of the leading international providers of HD networks, International Networks offers HD services in 23 international markets including Discovery HD, Animal Planet HD and a Discovery Channel HD simulcast service in Japan.

•   Launched internationally in 2005, Discovery HD offers a standalone schedule and premium 1080i HD content from Discovery’s extensive library of visually compelling HD programming. Discovery HD reached approximately 3 million subscribers in Asia-Pacific, the U.K. and EMEA as of December 31, 2008.

•   In February 2009, Animal Planet HD launched internationally for the first time in the Nordic region, including Sweden, Denmark, Norway and Finland. The new standalone HD service showcases high-quality wildlife and natural history entertainment in premium high-definition.

Lifestyle Brands

Discovery Lifestyle Networks • Our portfolio of lifestyle brands reached approximately 232 million cumulative international subscribers in over 100 countries as of December 31, 2008.

•   To diversify its portfolio, International Networks distributes both female and male-skewed lifestyle brands, which offer aspirational content that encourages viewers to pursue unique interests and experiences. Due to the localized nature of the lifestyle genre, the majority of the lifestyle brands are regional or multi-regional offerings.

•   Discovery Travel & Living has the largest international footprint in the lifestyle portfolio with 170 million international subscribers in over 100 markets; followed by Discovery Home & Health in 33 million subscribers in Latin America, Asia and the U.K.; and Discovery Real Time, which is distributed to 29 million subscribers in the U.K. and Southern Europe.

Entertainment Brands

DMAX

• In Germany, DMAX targets a younger male audience with a mix of fiction and non-fiction content. It has broad distribution throughout the country’s cable systems, reaching approximately 85% of cable homes, but does not get subscription fees and is therefore wholly dependent on advertising revenue.

•   In the U.K., DMAX is a broad-based service that combines fiction and non-fiction content. It is distributed without a subscription fee by both major distributors in the U.K., but is positioned in the Entertainment section of the electronic program guide of Sky, the largest distributor, and is intended to be a strong advertising sales vehicle because of the concentration of viewership in Entertainment channels.

Discovery Kids • Discovery Kids reached approximately 25 million international subscribers in over 30 countries across Latin America, the Caribbean and Canada as of December 31, 2008.
• One of the leading channels in Latin America among preschoolers and women, Discovery Kids provides a unique environment that nurtures children’s curiosity and encourages life-long learning.

People+Arts • People+Arts reached approximately 22 million international subscribers in Latin America, Spain and Portugal as of December 31, 2008.
• People+Arts is the entertainment network from us and the BBC that explores the complete range of human emotions, with engaging storytelling that is moving, unexpected and authentic.
• People+Arts is a 50-50 joint venture with the BBC.

International Networks also distributes specialized brands developed for individual regions and markets, including Discovery Knowledge and Discovery Real Time Extra in the U.K., Discovery Civilization in Latin America and Canada, Discovery Geschichte in Germany and Discovery Historia in Poland.

Additionally, in October 2008, we announced we had secured a channel position on Freeview, a digital terrestrial television (DTT) platform in the U.K. The new channel is expected to launch in early 2009 and will offer factual, entertainment, lifestyle and kids programming as well as scripted acquisitions.

The following Spanish-language networks are distributed to U.S. subscribers, but are operated by and included as part of International Networks for financial reporting and management purposes:

Discovery en Español • Discovery en Español reached approximately eight million U.S. subscribers as of December 31, 2008.

•   Discovery en Español is a nonfiction network delivering content that informs and empowers, providing viewers with a fascinating look at the incredible and often surprising world from an Hispanic perspective. The network offers some of the best global content from Discovery Channel as well as original programming developed specifically for Spanish-speaking audiences.

• Target viewers are adults 18-49, particularly men.

Discovery Familia • Launched in the U.S. in August 2007, Discovery Familia reached more than one million U.S. subscribers as of December 31, 2008.
• Discovery Familia is our Spanish-language network dedicated to bringing the best educational and entertaining, family-oriented programming to kids and families.
• Target viewers are Hispanic children, women and families.

International Networks also operates Antenna Audio, which was acquired by us in 2006 and is the leading provider of audio, multimedia and mobile tours for museums, exhibitions, historic sites and visitor attractions around the world. More than 20 million visitors purchase Antenna Audio tours in 12 languages at 450 of the world’s most well-known and frequented locations each year, including museums such as the Metropolitan Museum of Art, the Musée du Louvre and Tate; historic and cultural sites including Graceland, Château de Versailles and Alcatraz; and popular destinations such as the Statue of Liberty and Yosemite National Park.

Commerce, Education, and Other

Commerce

Commerce represents an additional revenue stream for us. It also plays an important role in support of our overall strategic objectives by enhancing viewer loyalty through direct interaction with our brands. Discovery Commerce is focused on exploiting our on-air brands and increasing the reach of our products through our e-commerce platform and licensing arrangements.

The division’s platforms include:

•	DiscoveryStore.com is an e-commerce site where customers can shop for a large assortment of our proprietary merchandise and other products. DiscoveryStore.com logged more than 12 million visitors in 2008. DiscoveryStore.com also reaches consumers through relationships with leading e-commerce sites such as Amazon.com. Our e-commerce site leverages the multi-channel traffic driven by our merchandise and DVD catalog with annual circulation of nearly nine million households.

During the first quarter of 2009, we will begin to operate a new business model to license the direct-to-consumer component of our commerce business that includes the e-commerce platform and catalog to a third-party company. We will receive royalties on merchandise and wholesale payments for DVDs sold, while the third party will assume management and operational responsibility for DiscoveryStore.com and product development responsibility for merchandise. As a result of this new license agreement, our sales will be recorded on a net sales basis and will result in a decrease in revenues and costs. Our commerce operations continue to add value to our television assets by reinforcing consumer loyalty and creating opportunities for our advertising and distribution partners.

•	Domestic Licensing and Merchandising has agreements with key manufacturers and retailers, including JAKKS, Activision, ToysRUs and others to develop long-term, strategic programs that translate our network brands and signature properties into an array of merchandising opportunities. From Animal Planet toy and pet products, Mythbusters books, DVDs and calendars to Miami Ink apparel and accessories, domestic licensing develops products that capture the look and feel of our core brands and programs. In June 2008, we announced an agreement with Blockbuster, Inc., to sell signature programs and series from our family of networks on DVD at more than 2,500 participating Blockbuster stores around the U.S.

Education

Education offers a suite of curriculum-based tools designed to foster student achievement, as well as educator enhancement resources such as assessment services, professional development and a nationwide educator community that promotes the integration of media and technology in the classroom. Education services include:

•	Discovery Education Streaming: an online video-on-demand teaching service that features 9,000 digital videos and 72,000 content-specific video clips correlated to state K-12 curriculum standards. The service is made available through subscription services to public and private K-12 schools serving over one million teachers nationwide.

•	Discovery Education Assessment: a service that enables K-12 educators to measure student progress toward meeting state reading/language arts, math and science standards on an ongoing basis, provide differentiated instruction, predict student performance, and improve student learning.

Education also publishes and distributes content on DVD, VHS, and CD-ROM through catalogs, an online teacher store, and a network of distributors, participates in licensing and sponsorship programs with corporate partners, and supports our digital initiatives by providing educational content in multiple formats that meet the needs of teachers and students.

Education also works with corporate partners to create supplemental curriculum programs and to support education-based student initiatives.

Creative Sound Services

Creative Sound Services (“CSS”) became a wholly-owned subsidiary of ours in September 2008 following the spinoff of AMC as part of the Newhouse Transaction. CSS provides sound, music, mixing sound effects and other related services to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and interactive producers. CSS services are marketed under the brand names Todd-AO, Sound One, Soundelux, POP Sound, Modern Music, Soundelux Design Music Group and The Hollywood Edge, with facilities in Los Angeles and New York.

Content Development

Our content development strategy is designed to increase viewership, maintain innovation and quality leadership, and provide value for our distributors and advertising customers. Our production agreements fall into three categories: commissions, co-productions, and acquisitions. Commissions refer to programming for which we generally own most or all rights for at least 10 years and, in exchange for paying for all production costs, retain all editorial control. Co-productions refer to programs where we retain significant (but more limited) rights to exploit the programs. The rights package retained by us is generally in proportion to the portion of the total project costs covered by us, which generally ranges from 25-70% of the total project cost. Co-productions are typically high-cost projects for which neither we nor our co-producers wish to bear the entire cost or productions in which the producer has already taken on an international broadcast partner. Acquisitions are license agreements for films or series that have already been produced.

As revenue and network distribution grows, our program mix has matured from acquired content to sharing in co-productions to full commissions. To minimize programming expense in the early stages, as an audience base begins to form, acquired programming is used to a greater extent and repeated frequently. The transition from acquired content provides for more customized use of programming for individual networks and broader rights for re-use on television networks and new platforms.

We source content from a wide range of producers, building long-standing relationships with some of the world’s leading nonfiction production companies, as well as consistently developing and encouraging young independent producers. We also have long-term relationships with some of the world’s most significant nonfiction program producers, including the BBC.

The programming schedule on our most widely distributed networks is mostly a mix of high-cost “special event” programming combined with miniseries and regular series. Large-scale programming events such as Planet Earth, Nefertiti Resurrected, Walking With Cavemen and Blue Planet bring brand prestige, favorable media coverage and substantial cross-promotional opportunities for other content platforms. Given the success of these global programming “tent-poles” we will continue to invest in a mix of programs that have the potential to draw larger audiences while also increasing the investment in regularly scheduled series.

We have an extensive library of over 100,000 hours of programming and footage that provides a high-quality source of programming for debuting new services quickly without significant incremental spending. For example, we were able to exploit the “long-tail” popularity of our extensive nonfiction library of forensics and investigation programming to debut the re-branded Investigation Discovery channel in January 2008. In 2009, we launched Investigation Discovery in the U.K. Programming can be re-edited and updated to provide topical versions of subject matter in a cost-effective manner. Library development also provides a mechanism to share content around the world and repurpose for display on new digital and mobile platforms.

Sources of Revenue

We earn revenue principally from (1) the receipt of affiliate fees from the global delivery of nonfiction programming pursuant to affiliation agreements with cable television operators, direct-to-home satellite operators and other distributors, (2) advertising sales on our television networks and websites and (3) product, subscription sales and services in the commerce, education and media sound services businesses. No single customer represented more than 10% of our consolidated revenue for the year ended December 31, 2008.

Distribution Revenue

Distribution revenue represented 48% of our consolidated total revenue in 2008. Distribution revenue in the U.S. represented 45% of U.S. Networks revenue, and international distribution fees represented 62% of International Networks revenue in 2008. Distribution revenue is generated through affiliation agreements with cable, satellite and other television distributors, which have a typical term of three to seven years. These affiliation agreements generally provide for the level of carriage our networks will receive, such as channel placement and package inclusion (whether on more widely distributed, broader packages or lesser-distributed, specialized packages), and for payment of a fee to us based on the numbers of subscribers that receive our networks. Upon the launch of a new channel, we may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. We have long-term contracts with distributors representing most cable and satellite operators around the world, including the largest operators in the U.S. and major international distributors. In the U.S., over 90% of distribution revenue comes from the top eight distributors, with whom we have agreements that expire at various times beginning in 2010 through 2017. Outside of the U.S., we have agreements with numerous distributors with no individual agreement representing more than 10% of our international distribution revenue.

Advertising Revenue

Advertising revenue comprised 41% of our consolidated total revenue in 2008. Advertising revenue in the U.S. represented 51% of U.S. Networks revenue, and international advertising revenue represented 29% of International Networks revenue in 2008. We typically build network brands by securing as broad a subscriber base as possible. After obtaining sufficient distribution to provide an attractive platform for advertising, we increase our investment in programming and marketing to build audience share and drive strong ratings performance in order to increase advertising sales opportunities. Advertising revenue generated by each program service depends on the number of subscribers receiving the service, viewership demographics, the brand appeal of the network and ratings as determined by third-party research companies such as The Nielsen Company. Revenue from advertising is subject to seasonality and market-based variations. Advertising revenue is typically highest in the second and fourth quarters. Revenue can also fluctuate due to the popularity of particular programs and viewership ratings. In some cases, advertising sales are subject to ratings guarantees that may require us to provide additional advertising time or refunds if the guarantees are not met.

We sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by buying in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the ads will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors such as pricing, demand for advertising time and economic conditions.

Our two flagship networks, Discovery Channel and TLC, target key demographics that have historically been considered attractive to advertisers, notably viewers in the 18-54 age range who are viewed as having significant spending power. Discovery Channel’s target audience skews toward male viewers, while TLC and Animal Planet target female viewers, providing a healthy gender balance in our portfolio for distribution and advertising clients.

We benefit by having a portfolio of networks appealing to a broad range of demographics. This allows us to create advertising packages that exploit the strength of our large networks to benefit smaller niche or targeted networks and networks on digital tiers. Utilizing the strength of our diverse networks, coupled with our online and digital platforms, we seek to create innovative programming initiatives and multifaceted campaigns for the benefit of a wide variety of companies and organizations who desire to reach key audience demographics unique to each network. We deliver customized, integrated marketing campaigns to clients worldwide by catering to the special needs of multi-regional advertisers who are looking for integrated campaigns that move beyond traditional spot advertising to include sponsorships, product placements and other opportunities.

We also generate advertising revenue from our websites. We sell advertising on our websites both on a stand-alone basis and as part of advertising packages with our television networks.

Commerce, Education, and Other Revenue

Commerce, Education, and Other derives revenue principally from the sale of products online and through our catalogs, licensing royalties, subscriptions to our educational streaming services, and other revenue including media sound services. As part of our commerce business, we have a domestic consumer products licensing business which licenses our brands in connection with merchandise, videogames and publishing. We are generally paid a royalty based upon a percentage of our licensees’ wholesale revenues, with an advance against future expected royalties.

E-commerce and catalog sales are highly seasonal with a majority of the sales occurring in the fourth quarter due to the holiday season. Licensing revenue may vary from period to period depending upon the popularity of the properties available for license and the popularity of licensed products in a particular period. Subscription sales to our educational streaming services are primarily sold at the beginning of each school year as school budgets are appropriated and approved. The revenue derived from the subscription agreements are generally recognized over the school year. Education also provides products that are sold throughout the school year.

During the first quarter of 2009, we will begin to operate a new business model to license the direct-to-consumer component of our commerce business that includes the e-commerce platform and catalog to a third-party company. As a result, we will receive royalties on merchandise and wholesale payments for DVDs sold while the third party will assume management and operational responsibility for DiscoveryStore.com and product development responsibility for merchandise.

Operating Expenditures

Our principal operating costs consist of programming expense, sales and marketing expense, personnel expense and general and administrative expenses. Content amortization expense is our largest expense category, representing 28% of our 2008 consolidated operating expenses, as investment in maintaining high-quality editorial and production values is a key differentiator for our content. In connection with creating original content, we incur production costs associated with acquiring new show concepts and retaining creative talent, including actors, writers and producers. We also incur higher production costs when filming in HD versus standard definition. We incur sales and marketing expense to promote brand recognition and to secure quality distribution channels worldwide.

Regulatory Matters

Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of local countries and international bodies such as the European Union. Programming networks, such as those owned by us, are regulated by the FCC in certain respects if they are affiliated with a cable television operator. Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.

Program Access

The FCC’s Program Access Rules prevent a satellite cable programming vendor in which a cable operator has an “attributable” ownership interest under FCC rules, such as those owned by us, from entering into exclusive contracts for programming with a cable operator and from discriminating among competing Multi-Channel Video Programming Distributors (“MVPDs”) in the price, terms and conditions for the sale or delivery of programming. These rules also permit MVPDs to initiate complaints to the FCC against program suppliers if an MVPD is unable to obtain rights to programming on nondiscriminatory terms.

Effect of “Must-Carry” Requirements

The Cable Act of 1992 imposed “must carry” regulations on cable systems, requiring them to carry the signals of local broadcast television stations. Direct broadcast satellite (“DBS”) systems are also subject to their own must carry rules. The FCC recently adopted an order requiring cable systems, following the anticipated end of analog television broadcasting in June 2009, to carry the digital signals of local television stations that have must carry status and to carry the same signal in analog format, or to carry the signal in digital format alone, provided that all subscribers have the necessary equipment to view the broadcast content. The FCC’s implementation of these “must-carry” obligations requires cable and DBS operators to give broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our networks by cable television systems and DBS operators.

Obscenity Restrictions

Cable operators and other distributors are prohibited from transmitting obscene programming, and our affiliation agreements generally require us to refrain from including such programming on our networks.

Closed Captioning and Advertising Restrictions on Children’s Programming

Certain of our networks must provide closed-captioning of programming for the hearing impaired, and our programming and Internet websites intended primarily for children 12 years of age and under must comply with certain limits on advertising.

Regulation of the Internet

We operate several internet websites which we use to distribute information about and supplement our programs and to offer consumers the opportunity to purchase consumer products and services. Internet services are now subject to regulation in the United States relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Protection Act (COPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to online consumers outside the United States, the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.

Competition

Cable and satellite network programming is a highly competitive business in the United States and worldwide. Our cable and satellite networks and websites generally compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. Our networks and websites also compete for their target audiences with all forms of programming and other media provided to viewers, including broadcast networks, local over-the-air television stations, competitors’ pay and basic cable television networks, pay-per-view and video-on-demand services, online activities and other forms of news, information and entertainment. Our networks also compete with other television networks for distribution and affiliate fees derived from distribution agreements with cable television operators, satellite operators and other distributors. Our commerce and education division also operates in highly competitive industries with our e-commerce and catalogue business competing with brick and mortar and online retailers and our education business competing with other providers of educational products to schools, including providers with long-standing relationships, such as Scholastic.

Employees

As of December 31, 2008, we had approximately 4,000 employees. Approximately 3,000 of our employees were employed in the United States, with the remaining 1,000 employed outside the United States. Over 250 of CSS’ creative and technical personnel are subject to one of CSS’ collective bargaining agreements with the International Alliance of Theatrical Stage Employees. There are no active grievances, strikes or work stoppages and we believe our relations with our union and non-union employees are strong.

Intellectual Property

Our intellectual property assets principally include copyrights in television programming, websites and other content, trademarks in brands, names and logos, domain names and licenses of intellectual property rights of various kinds.

We are fundamentally a content company and the protection of our brands and content are of primary importance. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, unfair competition, trade secret and Internet/domain name statutes and laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Policing unauthorized use of our products and services and related intellectual property is often difficult and the steps taken may not always prevent the infringement by unauthorized third parties of our intellectual property. We seek to limit that threat through a combination of approaches.

Third parties may challenge the validity or scope of our intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on our operations. In addition, piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.

Geographic Areas

For financial information related to the geographic areas in which we do business, refer to Note 24 to our consolidated financial statements found in Part II of this Annual Report on Form 10-K.

Available Information

All of our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our corporate website address is www.discoverycommunications.com.

Our corporate governance guidelines, code of business conduct and ethics, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Discovery Communications, 850 Third Avenue, 5th Floor, New York, NY 10022-7225, Tel. No. (212) 548-5882.

The information contained on our website is not part of this Annual Report and is not incorporated by reference herein.

ITEM 1A.	Risk Factors.

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Our business would be adversely affected if general economic conditions further weaken.

The current economic downturn in the United States and in other regions of the world in which we operate could adversely affect demand for any of our businesses, thus reducing our revenue and earnings. We derive substantial revenues from the sale of advertising on our networks. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. The current economic conditions and any continuation of these adverse conditions may adversely affect the economic prospects of advertisers and could alter current or prospective advertisers’ spending priorities. A decrease in advertising expenditures likely would have an adverse effect on our business. The decline in economic conditions has impacted consumer discretionary spending. Such a reduction in consumer spending may impact pay television subscriptions, particularly to the more expensive digital service tiers, which could lead to a decrease in our distribution fees and may reduce the rates we can charge for advertising.

Our success is dependent upon U.S. and foreign audience acceptance of our programming and other entertainment content which is difficult to predict.

The production and distribution of pay television programs and other entertainment content are inherently risky businesses because the revenue we derive and our ability to distribute our content depend primarily on consumer tastes and preferences that change in often unpredictable ways. Our success depends on our ability to consistently create and acquire content and programming that meets the changing preferences of viewers in general, viewers in special interest groups, viewers in specific demographic categories and viewers in various overseas marketplaces. The commercial success of our programming and other content also depends upon the quality and acceptance of competing programs and other content available in the applicable marketplace at the same time. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending may also affect the audience for our content. Audience sizes for our media networks are critical factors affecting both (i) the volume and pricing of advertising revenue that we receive, and (ii) the extent of distribution and the license fees we receive under agreements with our distributors. Consequently, reduced public acceptance of our entertainment content may decrease our audience share and adversely affect all of our revenue streams.

The loss of our affiliation agreements, or renewals with less advantageous terms, could cause our revenue to decline.

Because our networks are licensed on a wholesale basis to distributors such as cable and satellite operators which in turn distribute them to consumers, we are dependent upon the maintenance of affiliation agreements with these operators. These affiliation agreements generally provide for the level of carriage our networks will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages), and for payment of a license fee to us based on the numbers of subscribers that receive our networks. These per-subscriber payments represent a significant portion of our revenue. Our affiliation agreements generally have a limited term which varies from market to market and from distributor to distributor, and there can be no assurance that these affiliation agreements will be renewed in the future, or renewed on terms that are as favorable to us as those in effect today. A reduction in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage for our networks, could adversely affect our distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programs thereby adversely affecting our advertising revenue.

Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationship with programmers, including us. The two largest U.S. cable television system operators provide service to approximately 35% of U.S. households receiving cable or satellite television service and the two largest satellite television operators provide service to an additional 26% of such households. We currently have agreements in place with the major U.S. cable and satellite operators which expire at various times beginning in 2010 through 2017. A failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on our results of operations and financial position. Our affiliation agreements are complex and individually negotiated. If we were to disagree with one of our counterparties on the interpretation of an affiliation agreement, our relationship with that counterparty could be damaged and our business could be negatively affected. In addition, many of the overseas markets in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could further reduce the number of distributors available to carry our programming and increase the negotiating leverage of our distributors which could adversely affect our revenue.

We operate in increasingly competitive industries.

The entertainment and media programming industries in which we operate are highly competitive. We compete with other programming networks for advertising, distribution and viewers. We also compete for viewers with other forms of media entertainment, such as home video, movies, periodicals and online and mobile activities. In particular, websites and search engines have seen significant advertising growth, a portion of which is derived from traditional cable network and satellite advertisers. In addition, there has been consolidation in the media industry and our competitors include market participants with interests in multiple media businesses which are often vertically integrated. Our online businesses compete for users and advertising in the enormously broad and diverse market of free internet-delivered services. Our commerce business competes against a wide range of competitive retailers selling similar products. Our educational video business competes with other providers of educational products to schools. Our ability to compete successfully depends on a number of factors, including our ability to consistently supply high quality and popular content, access our niche viewerships with appealing category-specific programming, adapt to new technologies and distribution platforms and achieve widespread distribution. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to risks of adverse laws and regulations, both domestic and foreign.

Programming services like ours, and the distributors of our services, including cable operators, satellite operators and Internet companies, are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments, in ways that affect the daily conduct of our video programming business. See discussion under “Business — Regulatory Matters” above. The U.S. Congress, the FCC and the courts currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our U.S. media properties or modify the terms under which we offer our services and operate. For example, any changes to the laws and regulations that govern the services or signals that are carried by cable television operators or our other distributors may result in less capacity for other programming services, such as our networks, which could adversely affect our revenue.

Similarly, the foreign jurisdictions in which our networks are offered have, in varying degrees, government laws and regulations governing our businesses. Programming businesses are subject to regulation on a country by country basis. Changes in regulations imposed by foreign governments could also adversely affect our business, results of operations and ability to expand our operations beyond their current scope.

Increased programming production and content costs may adversely affect our results of operations and financial condition.

One of our most significant areas of expense is the licensing and production of content. In connection with creating original content, we incur production costs associated with, among other things, acquiring new show concepts and retaining creative talent, including actors, writers and producers. We also incur higher production costs when filming in HD than standard definition. The costs of producing programming have generally increased in recent years. These costs may continue to increase in the future, which may adversely affect our results of operations and financial condition.

Disruption or failure of satellites and facilities, and disputes over supplier contracts on which we depend to distribute our programming, could adversely affect our business.

We depend on transponders on satellite systems to transmit our media networks to cable television operators and other distributors worldwide. The distribution facilities include uplinks, communications satellites and downlinks. We obtain satellite transponder capacity pursuant to long-term contracts and other arrangements with third-party vendors, which expire at various times through 2019. Even with back-up and redundant systems, transmissions may be disrupted as a result of local disasters or other conditions that may impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption or failure occurs, we may not be able to secure alternate distribution facilities in a timely manner, which could have a material adverse effect on our business and results of operations.

We must respond to and capitalize on rapid changes in new technologies and distribution platforms, including their effect on consumer behavior, in order to remain competitive and exploit new opportunities.

Technology in the video, telecommunications and data services industry is changing rapidly. We must adapt to advances in technologies, distribution outlets and content transfer and storage to ensure that our content remains desirable and widely available to our audiences while protecting our intellectual property interests. We may not have the right, and may not be able to secure the right, to distribute some of our licensed content across these, or any other, new platforms and must adapt accordingly. The ability to anticipate and take advantage of new and future sources of revenue from these technological developments will affect our ability to expand our business and increase revenue.

Similarly, we also must adapt to changing consumer behavior driven by technological advances such as video-on-demand and a desire for more user-generated and interactive content. Devices that allow consumers to view our entertainment content from remote locations or on a time-delayed basis and technologies which enable users to fast-forward or skip advertisements may cause changes in audience behavior that could affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenue. If we cannot ensure that our content is responsive to the lifestyles of our target audiences and capitalize on technological advances, there could be a negative effect on our business.

Our revenue and operating results are subject to seasonal and cyclical variations.

Our business has experienced and is expected to continue to experience some seasonality due to, among other things, seasonal advertising patterns, seasonal influences on people’s viewing habits, and a heavy concentration of sales in our commerce business during the fourth quarter. For example, due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenue than the first and third quarters. In addition, advertising revenue in even-numbered years benefits from political advertising. If a short-term negative impact on our business were to occur during a time of high seasonal demand, there could be a disproportionate effect on our operating results for the year.

We continue to develop new products and services for evolving markets. There can be no assurance of the success of these efforts due to a number of factors, some of which are beyond our control.

There are substantial uncertainties associated with our efforts to develop new products and services for evolving markets, and substantial investments may be required. Initial timetables for the introduction and development of new products and services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as the development of competitive alternatives, rapid technological change, regulatory changes and shifting market preferences, may cause new markets to move in unanticipated directions.

Risks associated with our international operations could harm our financial condition.

Our networks are offered worldwide. Inherent economic risks of doing business in international markets include, among other things, longer payment cycles, foreign taxation and currency exchange risk. As we continue to expand the provision of our products and services to overseas markets, we cannot assure you whether these risks and uncertainties will harm our results of operations.

Our international operations may also be adversely affected by export and import restrictions, other trade barriers and acts of disruptions of services or loss of property or equipment that are critical to overseas businesses due to expropriation, nationalization, war, insurrection, terrorism or general social or political unrest or other hostilities.

The loss of key talent could disrupt our business and adversely affect our revenue.

Our business depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and entertainment personalities. We employ or contract with entertainment personalities who may have loyal audiences. These individuals are important to audience endorsement of our programs and other content. There can be no assurance that these individuals will remain with us or retain their current audiences. If we fail to retain these individuals or if our entertainment personalities lose their current audience base, our revenue could be adversely affected.

Piracy of our entertainment content, including digital piracy, may decrease revenue received from our programming and adversely affect our business and profitability.

The success of our business depends in part on our ability to maintain the intellectual property rights to our entertainment content. We are fundamentally a content company and piracy of our brands, DVDs, cable television and other programming, digital content and other intellectual property has the potential to significantly affect us. Piracy is particularly prevalent in many parts of the world that lack copyright and other protections similar to existing law in the U.S. It is also made easier by technological advances allowing the conversion of programming into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies. Unauthorized distribution of copyrighted material over the Internet is a threat to copyright owners’ ability to protect and exploit their property. The proliferation of unauthorized use of our content may have an adverse effect on our business and profitability because it reduces the revenue that we potentially could receive from the legitimate sale and distribution of our content.

Financial market conditions may impede access to or increase the cost of financing our operations and investments.

The recent changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A low rating could increase our cost of borrowing or make it more difficult for us to obtain future financing.

Substantial leverage and debt service obligations may adversely affect us.

As of December 31, 2008, we had approximately $3.7 billion of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. In addition, we draw down our revolving credit facility in the ordinary course, which has the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:

•	impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal, which could result in an acceleration of some or all of our outstanding debt in the event that an uncured default occurs;

•	increasing our vulnerability to general adverse economic and market conditions;

•	limiting our ability to obtain additional debt or equity financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of cash flow available for other purposes;

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Restrictive covenants in the loan agreements for our revolving credit facility and term loans, and the note purchase agreements governing our private placement notes, could adversely affect our business by limiting flexibility.

The loan agreements for our revolving credit facility and term loans and the note purchase agreements governing the terms of our private placement notes contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests. These covenants and requirements limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness and engaging in various types of transactions, including mergers, acquisitions and sales of assets. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions or other opportunities.

In addition, reporting and information covenants in our loan agreements and note purchase agreements require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants.

We are a holding company and could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.

Our ability to meet our financial obligations and other contractual commitments will depend upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, any dividends and interest we may receive from our investments, availability under any credit facilities that we may obtain in the future and proceeds from any asset sales we may undertake in the future. The ability of our operating subsidiaries, including Discovery Communications, LLC, to pay dividends or to make other payments or advances to us will depend on their individual operating results and any statutory, regulatory or contractual restrictions, including restrictions in our credit facility, to which they may be or may become subject.

We cannot be certain that we will be successful in integrating any businesses we may acquire in the future.

Our business strategy includes growth through acquisitions in selected markets. Integration of new businesses may present significant challenges, including: realizing economies of scale in programming and network operations; eliminating duplicative overheads; and integrating networks, financial systems and operational systems. We cannot assure you that, with respect to any acquisition, we will realize anticipated benefits or successfully integrate any acquired business with existing operations. In addition, while we intend to implement appropriate controls and procedures as acquired companies are integrated, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting (as required by U.S. federal securities laws and regulations) until we have fully integrated them.

Our directors overlap with those of Liberty Media Corporation and certain related persons of Advance/Newhouse, which may lead to conflicting interests.

Our eleven-person board of directors includes four persons who are currently members of the board of directors of Liberty Media Corporation (“Liberty”), including John C. Malone, the Chairman of the board of Liberty, three persons who are currently members of the board of directors Liberty Global, Inc. (“Liberty Global”), also including Mr. Malone, who is Chairman of the board of Liberty Global, and three designees of Advance/Newhouse, including Robert J. Miron, the Chairman of Advance/Newhouse, and Steven A. Miron, the Chief Executive Officer of Advance/Newhouse. Both Liberty and the parent company of Advance/Newhouse own interests in a range of media, communications and entertainment businesses. Liberty does not own any interest in us. Mr. Malone beneficially owns stock of Liberty representing approximately 33% of the aggregate voting power of its outstanding stock, owns shares representing approximately 34% of the aggregate voting power of Liberty Global and owns shares representing approximately 23% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Mr. Malone controls approximately 32% of our aggregate voting power relating to the election of the eight common stock directors, assuming that the preferred stock awarded by Advance/Newhouse has not been converted into shares of our common stock. Those of our directors who are also directors of Liberty or Liberty Global own Liberty or Liberty Global stock and stock incentives and own our stock and stock incentives. Advance/Newhouse will elect three directors annually for so long as it owns a specified minimum amount of our Series A convertible preferred stock, and two directors include its Chairman, Robert J. Miron, and its Chief Executive Officer, Steven A. Miron. The Advance/Newhouse Series A convertible preferred stock, which votes with our common stock on all matters other than the election of directors, represents approximately 26% of the voting power of our outstanding shares. The Series A convertible preferred stock also grants Advance/Newhouse consent rights over a range of our corporate actions, including fundamental changes to our business, the issuance of additional capital stock, mergers and business combinations and certain acquisitions and dispositions. These ownership interests and/or business positions could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us, Liberty, Liberty Global, and/or Advance/Newhouse. For example, there may be the potential for a conflict of interest when we, on the one hand, or Liberty, Liberty Global, and/or Advance/Newhouse, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for the other.

The members of our board of directors have fiduciary duties to our stockholders. Likewise, those persons who serve in similar capacities at Liberty, Liberty Global, or Advance/Newhouse have fiduciary duties to those companies. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting both respective companies. Although the terms of any transactions or agreements will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any transactions will be as favorable to us or our subsidiaries as would be the case where the parties are at arms’ length.

We may compete with Liberty for business opportunities.

Liberty owns interests in various U.S. and international programming companies that have subsidiaries that own or operate domestic or foreign programming services that may compete with the programming services we offer. We have no rights in respect of U.S. or international programming opportunities developed by or presented to the subsidiaries or Liberty, and the pursuit of these opportunities by such subsidiaries may adversely affect our interests and those of our stockholders. Because we and Liberty have overlapping directors, the pursuit of business opportunities may serve to intensify the conflicts of interest or appearance of conflicts of interest faced by the respective management teams. Our charter provides that none of our directors or officers will be liable to us or any of our subsidiaries for breach of any fiduciary duty by reason of the fact that such individual directs a corporate opportunity to another person or entity (including Liberty), for which such individual serves as a director or officer, or does not refer or communicate information regarding such corporate opportunity to us or any of our subsidiaries, unless (x) such opportunity was expressly offered to such individual solely in his or her capacity as a director or officer of us or any of our subsidiaries and (y) such opportunity relates to a line of business in which we or any of our subsidiaries is then directly engaged.

The personal educational media, lifelong learning, and travel industry investments by John S. Hendricks, a common stock director and our Founder, may conflict with or compete with our business activities.

Our Founder, John S. Hendricks, manages his non-Discovery, personal business investments through Hendricks Investment Holdings LLC (“HIH”), a Delaware limited liability company of which he is the sole owner and member. HIH owns a travel club and travel-related properties including a resort in Gateway, Colorado with plans to create a learning academy for guests that includes online and advanced media offerings in the area of informal and lifelong learning. Certain video productions and offerings of this academy may compete with our educational media offerings. We and the academy may enter into a business arrangement for the offering of our video products for sale by the academy and/or for the joint-production of new educational media products.

Through HIH, Mr. Hendricks owns a number of business interests in the automotive field some of which are involved in programming offered by us, in particular the “Turbo” programming series we offer.

From time to time, HIH or its subsidiaries may enter into transactions with us or our subsidiaries. Although the terms of any such transactions or agreements will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries as would be the case where the parties are at arms’ length.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

Certain provisions of our charter and bylaws may discourage, delay or prevent a change in control that a stockholder may consider favorable. These provisions include the following:

•	authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;

•	authorizing the Series A convertible preferred stock with special voting rights, which prohibits us from taking any of the following actions, among others, without the prior approval of the holders of a majority of the outstanding shares of such stock:

•	increasing the number of members of the Board of Directors above 11;

•	making any material amendment to our charter or bylaws;

•	engaging in a merger, consolidation or other business combination with any other entity;

•	appointing or removing our Chairman of the Board or our CEO.

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	classifying our common stock directors with staggered three year terms and having three directors elected by the holders of the Series A convertible preferred stock, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent (subject to certain exceptions), thereby requiring stockholder action to be taken at a meeting of the stockholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	requiring stockholder approval by holders of at least 80% of our voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation, a sale of all or substantially all of our assets or an amendment to our charter;

•	requiring the consent of the holders of at least 75% of the outstanding Series B common stock (voting as a separate class) to certain share distributions and other corporate actions in which the voting power of the Series B common stock would be diluted by, for example, issuing shares having multiple votes per share as a dividend to holders of Series A common stock; and

•	the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

We have also adopted a shareholder rights plan in order to encourage anyone seeking to acquire us to negotiate with our board of directors prior to attempting a takeover. While the plan is designed to guard against coercive or unfair tactics to gain control of us, the plan may have the effect of making more difficult or delaying any attempts by others to obtain control of us.

Holders of any single series of our common stock may not have any remedies if any action by our directors or officers has an adverse effect on only that series of common stock.

Principles of Delaware law and the provisions of our charter may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders regardless of class or series and does not have separate or additional duties to any group of stockholders. As a result, in some circumstances, our directors may be required to make a decision that is adverse to the holders of one series of common stock. Under the principles of Delaware law referred to above, stockholders may not be able to challenge these decisions if our board of directors is disinterested and adequately informed with respect to these decisions and acts in good faith and in the honest belief that it is acting in the best interests of all of our stockholders.

The exercise by Advance/Newhouse of its registration rights could adversely affect the market price of our common stock.

As part of the Newhouse Transaction, Advance/Newhouse has been granted registration rights covering all of the shares of common stock issuable upon conversion of the convertible preferred stock issued to Advance/Newhouse in the Newhouse Transaction. Advance/Newhouse’s preferred stock is convertible into a number of shares equal to one-half of the number of shares of common stock that were issued to former DHC stockholders in the merger, subject to anti-dilution adjustments. The registration rights, which are immediately exercisable, are transferrable with the sale or transfer by Advance/Newhouse of blocks of shares representing 10% or more of the preferred stock it received in the Newhouse Transaction. The exercise of the registration rights, and subsequent sale of possibly large amounts of our common stock in the public market, could materially and adversely affect the market price of our common stock.

We will not be fully subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the end of 2009. If we fail to maintain an effective system of internal control over financial reporting, our management may not be able to provide the requisite certifications and our auditors may issue adverse attestations, which could, among other things, jeopardize the market’s confidence in our financial results.

As DHC accounted for its investment in DCH as an equity affiliate, to date Discovery has not been subject to the disclosure and internal controls for financial reporting requirements of Section 404 of the Sarbanes Oxley Act of 2002. We will not be subject to those requirements until the end of 2009. In the interim, we will be required to document, evaluate and test (and possibly remediate) our system of internal control over financial reporting. As a result, we expect to incur expenses and diversion of management’s time throughout this coming year. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, management may not be able to provide the requisite certifications and our auditors may issue adverse attestations, which could harm investors’ confidence in our financial results and subject us to sanctions or investigation by regulatory authorities, such as the SEC or the Financial Industry Regulatory Authority. Any such action could cause our stock price to fall.

John C. Malone and Advance/Newhouse will each have significant voting power with respect to corporate matters considered by our stockholders.

John C. Malone and Advance/Newhouse beneficially own shares of our stock representing approximately 23% and 26%, respectively, of the aggregate voting power represented by our outstanding stock (other than voting power relating to the election of directors). With respect to the election of directors, Mr. Malone is expected to control approximately 32% of the aggregate voting power relating to the election of the eight common stock directors (and assuming that the convertible preferred stock owned by Advance/Newhouse (the A/N Preferred Stock) has not been converted into shares of our common stock). The A/N Preferred Stock carries with it the right to designate the three preferred stock directors to our board (subject to certain conditions), but will not vote with respect to the election of the eight common stock directors. Also, under the terms of the A/N Preferred Stock, Advance/Newhouse has special voting rights with respect to certain enumerated matters, including material amendments to the restated charter and bylaws, fundamental changes in our business, mergers and other business combinations, certain acquisitions and dispositions and future issuances of capital stock. Although there is no stockholder agreement, voting agreement or any similar arrangement between Mr. Malone and Advance/Newhouse, by virtue of their respective holdings, each of Mr. Malone and Advance/Newhouse likely will have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We own and lease over 1.3 million square feet of building space at more than 40 locations throughout the world, which are utilized in the conduct of our businesses. In the U.S. alone, we own and lease approximately 595,000 and 750,000 square feet of building space, respectively, at more than 20 locations. Principle locations in the U.S. include: (i) our World Headquarters located at One Discovery Place, Silver Spring, Maryland, where approximately 543,000 square feet is used for executive offices and general office space by our U.S. Networks, International Networks, and Commerce, Education, and Other operating segments, (ii) general office space at 850 Third Avenue, New York, New York, where approximately 150,000 square feet is primarily used for sales by our U.S. Networks operating segment, (iii) general office space and a production and post production facility located at 8045 Kennett Street, Silver Spring, Maryland, where approximately 145,000 square feet is primarily used by our U.S. Networks operating segment, (iv) general office space and a production and post production facility at 1619 Broadway, New York, New York, where approximately 85,000 square is used by our Commerce, Education, and Other operating segment, (v) general office space located at 10100 Santa Monica Boulevard, Los Angeles, California, where approximately 80,000 square feet is primarily used for sales by our U.S. Networks operating segment, and (vi) an origination facility at 45580 Terminal Drive, Sterling, Virginia, where approximately 53,000 square feet of space is used to manage the distribution of domestic network television programming by our U.S. Networks operating segment.

We also lease over 130,000 square feet of building space at more than 20 locations outside of the U.S. Principle locations outside the U.S. include Germany, Singapore, and the U.K.

We also lease other office, studio, and transmission facilities in the United States and several other countries for our businesses. The above locations exclude approximately 345,000 square feet of building space that the Company vacated.

Each property is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations. Our policy is to improve and replace property as considered appropriate to meet the needs of the individual operation.

ITEM 3.	Legal Proceedings.

We experience routine litigation in the normal course of our business. We believe that none of the pending litigation will have a material adverse effect on our consolidated financial condition, future results of operations, or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of Discovery Communications, Inc.

Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of February 20, 2009.

Name	Position

John S. Hendricks Born March 29, 1952	Chairman and a common stock director. Mr. Hendricks is our Founder and has served as Chairman of Discovery since September 1982. Mr. Hendricks served as our Chief Executive Officer from September 1982 to June 2004; and our Interim Chief Executive Officer from December 2006 to January 2007. Mr. Hendricks continues to provide leadership vision for our major content initiatives that reinforce and enhance brand and value, have long shelf life, and have global appeal. Mr. Hendricks also chairs our Global Content Committee.

David M. Zaslav Born January 15, 1960	President, Chief Executive Officer and a common stock director. Mr. Zaslav has served as our President and Chief Executive Officer since January 2007. Mr. Zaslav served as President, Cable & Domestic Television and New Media Distribution of NBC Universal, Inc., a media and entertainment company (NBC), from May 2006 to December 2006. Mr. Zaslav served as Executive Vice President of NBC, and President of NBC Cable, a division of NBC, from October 1999 to May 2006. Mr. Zaslav is a director of TiVo Inc.

Mark G. Hollinger Born August 26, 1959	Chief Operating Officer and Senior Executive Vice President, Corporate Operations. Mr. Hollinger has served as our Chief Operating Officer since January 2008; and as our Senior Executive Vice President, Corporate Operations since January 2003. Mr. Hollinger served as our General Counsel from 1996 to January 2008, and as President of our Global Businesses and Operations from February 2007 to January 2008.

Bradley E. Singer Born July 11, 1966	Senior Executive Vice President, Chief Financial Officer, and Treasurer. Mr. Singer has served as our Senior Executive Vice President, Chief Financial Officer since July 2008. Mr. Singer served as Chief Financial Officer and Treasurer of American Tower Corporation, a wireless and broadcast communications infrastructure company, from December 2001 to June 2008.

Joseph A. LaSala, Jr. Born November 5, 1954	Senior Executive Vice President, General Counsel and Secretary. Mr. LaSala has served as our Senior Executive Vice President, General Counsel and Secretary since January 2008. Mr. LaSala served as Senior Vice President, General Counsel and Secretary for Novell, Inc., a provider of enterprise software and related services, from January 2003 to January 2008.

Adria Alpert Romm Born March 2, 1955	Senior Executive Vice President, Human Resources. Ms. Romm has served as our Senior Executive Vice President of Human Resources since March 2007. Ms. Romm served as Senior Vice President of Human Resources of NBC from 2004 to 2007. Prior to 2004, Ms. Romm served as a Vice President in Human Resources for the NBC TV network and NBC staff functions.

Name	Position

Bruce L. Campbell Born November 26, 1967	President, Digital Media & Corporate Development. Mr. Campbell has served as our President of Digital Media & Corporate Development since March 2007. Mr. Campbell served as Executive Vice President, Business Development of NBC from December 2005 to March 2007, and Senior Vice President, Business Development of NBC from January 2003 to November 2005.

Thomas Colan Born July 21, 1955	Executive Vice President, Chief Accounting Officer. Mr. Colan has served as our Executive Vice President, Chief Accounting Officer since March 2008. Mr. Colan served as Senior Vice President — Controller and Treasurer at America Online/Time Warner from September 2001 to March 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

We have three series of common stock, Series A, Series B, and Series C, which trade on the Nasdaq Global Select Market under the symbols DISCA, DISCB, and DISCK, respectively. The following table sets forth the range of high and low sales prices of shares of our Series A, Series B, and Series C common stock for the periods indicated.

	Series A		Series B		Series C
	Common Stock		Common Stock		Common Stock
	High	Low	High	Low	High	Low

2008
September 18, 2008 through September 30, 2008	$17.29	$13.81	$25.50	$18.96	$16.87	$14.16
Fourth quarter	$15.00	$10.27	$19.00	$9.50	$15.13	$9.79

Holders

As of February 20, 2009, there were approximately 2,392, 114, and 2,502 record holders of our Series A common stock, Series B common stock, and Series C common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our Series A common stock, Series B common stock, or Series C common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition, and other relevant considerations. Our credit facility restricts our ability to declare dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the Discovery Communications, Inc. definitive Proxy Statement for its 2009 Annual meeting of Shareholders.

Stock Performance Graph

The following graph sets forth the performance of our Series A common, Series B common stock, and Series C common stock for the period September 18, 2008 through December 31, 2008 as compared with the performance of the Standard and Poor’s 500 Index and a peer group index which consists of The Walt Disney Company, Time Warner Inc., CBS Corporation Class B common stock, Viacom, Inc. Class B common stock, News Corporation Class A Common Stock, and Scripps Network Interactive, Inc. The graph assumes $100 originally invested on September 18, 2006 and that all subsequent dividends were reinvested in additional shares.

	September 18,	September 30,	December 31,
	2008	2008	2008
DISCA	$100.00	$103.19	$102.53
DISCB	$100.00	$105.54	$78.53
DISCK	$100.00	$88.50	$83.69
S&P 500	$100.00	$96.54	$74.86
Peer Group	$100.00	$92.67	$68.79

ITEM 6.	Selected Financial Data.

The following table presents our selected financial data for each of the past five years. The selected operating statement data for each of the three years during the period ended December 31, 2008 and the selected balance sheet data as of December 31, 2008 and 2007 have been derived from and should be read in conjunction with the audited consolidated financial statements and other financial information included elsewhere in this Annual Report on Form 10-K. The selected operating statement data for each of the two years during the period ended December 31, 2005 and the selected balance sheet data as of December 31, 2006, 2005, and 2004 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected financial data set forth below reflect the Newhouse Transaction, including the AMC spin-off, as though it was consummated on January 1, 2008. Accordingly, the selected financial data as of and for the year ended December 31, 2008 include the combined results of operations and financial position of both DHC and DCH. The selected financial data for years prior to 2008 reflect only the results of operations and financial position of DHC, as our predecessor. Prior to the Newhouse Transaction, DHC accounted for its ownership interest in DCH using the equity method. Because the Newhouse Transaction is presented as of January 1, 2008, the selected financial data for years prior to 2008 include DCH’s results of operations in the Equity in earnings of Discovery Communications Holding, LLC line item. Information regarding the Newhouse Transaction and DHC’s investment in DCH prior to Newhouse Transaction is disclosed in Note 1 and Note 2, respectively, to the audited consolidated financial statements included in this Annual Report on Form 10-K.

The selected financial data also reflect certain reclassifications of each company’s financial information to conform to the combined Company’s financial statement presentation, as follows:

•	The consolidated financial statements for 2008 have been adjusted to eliminate the separate presentation of DHC’s investment in DCH and the portion of DCH’s earnings recorded by DHC using the equity method during the period January 1, 2008 through September 17, 2008.

•	Advance/Newhouse’s interest in DCH’s earnings for the period January 1, 2008 through September 17, 2008 has been recorded as Minority interests, net of tax in the Consolidated Statements of Operations.

•	All DHC share and per share data have been adjusted for all periods presented to reflect the exchange into our shares.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in millions, except per share amounts)

Selected Operating Statement Information:
Revenues	$3,443	$76	$80	$82	$83
Cost of revenues, excluding depreciation and amortization	1,024	60	63	64	64
Impairment of intangible assets	30	—	—	—	—
Exit and restructuring charges	31	—	2	—	—
Gains on asset dispositions	—	1	—	—	—
Operating income (loss)	1,057	(8)	(11)	(8)	—
Equity in earnings of Discovery Communications Holding, LLC	—	142	104	80	84
Equity in loss of unconsolidated affiliates	(61)	—	—	—	—
Minority interests, net of tax	(128)	—	—	—	—
Income from continuing operations	274	86	52	25	51
Income (loss) from discontinued operations, net of tax	43	(154)	(98)	8	15
Net income (loss)	317	(68)	(46)	33	66
Income per share from continuing operations:
Basic	$0.85	$0.31	$0.19	$0.09	$0.18

Diluted	$0.85	$0.31	$0.19	$0.09	$0.18

Income (loss) per share from discontinued operations:
Basic	$0.13	$(0.55)	$(0.35)	$0.03	$0.06

Diluted	$0.13	$(0.55)	$(0.35)	$0.03	$0.06

Net income (loss) per share:
Basic	$0.99	$(0.24)	$(0.16)	$0.12	$0.24

Diluted	$0.98	$(0.24)	$(0.16)	$0.12	$0.24

Weighted average number of shares outstanding:
Basic	321	281	280	280	280

Diluted	322	281	280	280	280

Selected Balance Sheet Information:
Cash and cash equivalents	$100	$8	$—	$1	$—
Investment in Discovery Communications Holding, LLC	—	3,272	3,129	3,019	2,946
Goodwill	6,891	1,782	1,782	1,782	1,782
Intangible assets, net	716	1	592	592	433
Total assets	10,484	5,866	5,871	5,819	5,565
Long-term debt:
Current portion	458	—	—	—	—
Long-term portion	3,331	—	—	—	—
Total liabilities	4,899	1,371	1,322	1,244	1,218
Redeemable interests in subsidiaries	49	—	—	—	—
Stockholders’ equity	5,536	4,495	4,549	4,575	4,347

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

This annual report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “continue,” “will,” “may,” “would” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” above. Other risks, or updates to the risks discussed below, may be described from time to time in our news releases and other filings made under the securities laws, including our reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this document are made only as of the date of this document and, under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Introduction

Management’s discussion and analysis of results of operations and financial condition is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, cash flows and results of operations. This discussion is organized as follows:

•	Overview. This section provides a general description of our business segments, as well as recent developments we believe are important in understanding the results of operations and financial condition, including a discussion of the Newhouse Transaction.

•	Results of Operations — 2008 vs. 2007. This section provides an analysis of our result of operations for the year ended December 31, 2008. In order to assist the reader in better understanding our operations, a table is provided that reconciles our and DHC’s prior year income statements presented in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) to the financial information discussed in our adjusted results of operations for the years ended December 31, 2008 and 2007. This analysis is presented on both a consolidated and a business segment basis.

•	Results of Operations — 2007 vs. 2006. This section provides an analysis of DHC’s prior year income statements presented in accordance with U.S. GAAP, restated to reflect AMC as a discontinued operation, as a result of the completion of the Newhouse Transaction

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three years ended December 31, 2008, as well as a discussion of our outstanding debt and commitments that existed as of December 31, 2008. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as other financing arrangements.

•	Critical Accounting Policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition, require significant judgment and require estimates on the part of management in application. All of our significant accounting policies, including those considered critical accounting policies, are also summarized in Note 2 to the accompanying consolidated financial statements.

•	Quantitative and Qualitative Disclosures about Market Risk. This section discusses how we manage exposure to potential gains and losses arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates, and changes in the market value of financial instruments.

Overview

We are a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States and approximately 170 other countries, including television networks offering customized programming in 35 languages. Our strategy is to optimize the distribution, ratings and profit potential of each of our branded channels. We own and operate a diversified portfolio of website properties and other digital services and develop and sell consumer and educational products and media sound services in the United States and internationally. We operate through three divisions: (1) U.S. Networks, (2) International Networks, and (3) Commerce, Education, and Other.

Our media content is designed to target key audience demographics and the popularity of our programming creates a reason for advertisers to purchase commercial time on our channels. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home or “DTH” satellite operators and other content distributors to deliver our programming to their customers. The current economic conditions, and any continuation of these adverse conditions, may adversely affect the economic prospects of advertisers and could alter their current spending priorities.

In addition to growing distribution and advertising revenue for our branded channels, we are focused on growing revenue across new distribution platforms, including brand-aligned web properties, mobile devices, video-on-demand and broadband channels, which serve as additional outlets for advertising and affiliate sales, and provide promotional platforms for our programming. We also operate internet sites, such as HowStuffWorks.com, providing supplemental news, information and entertainment content that are aligned with our television programming.

We will continue to incur incremental legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with public company reporting requirements and costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002. We are incurring additional costs to prepare for the management attestation requirements of the Sarbanes-Oxley Act of 2002 and the related attestation by the independent registered public accounting firm to which we will first be subject in 2009.

U.S. Networks

U.S. Networks is our largest division, which owns and operates 11 cable and satellite channels, including Discovery Channel, TLC and Animal Planet, as well as a portfolio of website properties and other digital services. U.S. Networks also provides distribution and advertising sales services for Travel Channel and distribution services for BBC America and BBC World News. U.S. Networks derives revenue primarily from distribution fees and advertising sales, which comprised 45% and 51%, respectively, of revenue for this division for the year ended December 31, 2008. During each of the years ended December 31, 2008, 2007, and 2006, Discovery Channel, TLC and Animal Planet collectively generated more than 73% of U.S. Networks total revenue. U.S. Networks earns distribution fees under multi-year affiliation agreements with cable operators, DTH operators and other distributors of television programming. Distribution fees are based on the number of subscribers receiving programming. Upon the launch of a new channel, we may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. Launch incentives are amortized on a straight-line basis as a reduction of revenue over the term of the affiliation agreement. U.S. Networks sells commercial time on our networks and websites. The number of subscribers to our channels, the popularity of our programming and our ability to sell commercial time over a group of channels are key drivers of advertising revenue.

Several of our domestic networks, including Discovery Channel, TLC and Animal Planet, are currently distributed to substantially all of the cable television and direct broadcast satellite homes in the U.S.

Accordingly, the rate of growth in U.S. distribution revenue in future periods is expected to be less than historical rates. Our other U.S. Networks are distributed primarily on the digital tier of cable systems and equivalent tiers on DTH platforms and have been successful in maximizing their distribution within this more limited universe. There is, however, no guarantee that these digital networks will ever be able to gain the distribution levels or advertising rates of our major networks. Our contractual arrangements with U.S. distributors are renewed or renegotiated from time to time in the ordinary course of business. In 2008, we renewed the distribution agreements with one of our largest distributors.

U.S. Networks’ largest single cost is the cost of programming, including production costs for original programming. U.S. Networks amortizes the cost of original or purchased programming based on the expected realization of revenue resulting in an accelerated amortization for Discovery Channel, TLC and Animal Planet and straight-line amortization over three to five years for the remaining networks.

International Networks

International Networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands that are distributed in virtually every pay-television market in the world through an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. International Networks’ regional operations cover most major markets including the U.K., Europe, Middle East and Africa (“EMEA”), Asia, Latin America and India. International Networks currently operates over 100 unique distribution feeds in 35 languages with channel feeds customized according to language needs and advertising sales opportunities. Most of the division’s channels are wholly owned by us with the exception of (1) the international Animal Planet channels, which are generally joint ventures in which the British Broadcasting Corporation (“BBC”) owns 50%, (2) People + Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC and (3) several channels in Japan, Canada and Poland, which operate as joint ventures with strategically important local partners.

Similar to U.S. Networks, the primary sources of revenue for International Networks are distribution fees and advertising sales, and the primary cost is programming. International Networks executes a localization strategy by offering high quality shared programming with U.S. Networks, customized content, and localized schedules via our distribution feeds. Distribution revenue represents approximately 62% of the division’s operating revenue and continues to deliver growth in markets with the highest potential for pay television expansion.

Advertising sales are increasingly important to the division’s financial success. International television markets vary in their stages of development. Some, notably the U.K., are among the more advanced digital multi-channel television markets in the world, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. We believe there is growth in many international markets including Latin America and Central and Eastern Europe that are in the early stage of pay TV evolution. In developing pay TV markets, we expect to see advertising revenue growth from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay TV. In relatively mature markets, such as the U.K., the growth dynamic is changing. Increased penetration and distribution are unlikely to drive rapid growth in those markets. Instead, growth in advertising sales will come from increasing viewership and advertising pricing on our existing pay-TV networks and launching new services, either in pay-TV or free television environments. One such new launch came in early 2006 when the Company acquired a broadly-distributed-free-to-air cable channel in Germany and relaunched it as DMAX. Another launch will come in 2009, when we will launch a digital terrestrial channel in the U.K. on the free platform known as Freeview, which now has over 10 million homes. Neither of these channels generate distribution fees, but both are broadly distributed enough to have strong advertising sales potential.

Our international businesses are subject to a number of risks including fluctuations in currency exchange rates, regulatory issues, and political instability. Changes in any of these areas could adversely affect the performance of the International Networks.

International Networks’ priorities include maintaining a leadership position in nonfiction and certain fictional entertainment in international markets and continuing to grow and improve the performance of the international operations. These priorities will be achieved through expanding local advertising sales capabilities, creating licensing and digital growth opportunities, and improving operating efficiencies by strengthening programming and promotional collaboration between U.S. and International Network groups.

Commerce, Education, and Other

During 2007, DCH evaluated its commerce business and made the decision to transition from running brick-and-mortar retail locations to leveraging its products through retail arrangements and an e-commerce and catalog platform. In the third quarter of 2007, DCH completed the closing of its 103 mall-based and stand-alone Discovery Channel stores. As a result of the store closures, our as-adjusted results of operations have been prepared to reflect the retail store business as discontinued operations. Accordingly, the revenue, costs and expenses of the retail store business have been excluded from the respective captions in our financial statements and have been reported as discontinued operations.

In February 2009, we announced our plan to transition our commerce business to a royalty model, thereby providing for growth in profitability and reducing the financial risk of holding significant product inventories. As such, we will outsource the commerce direct-to-consumer operations including our commerce website, related marketing, product development and fulfillment to a third party in exchange for royalties. We expect to complete the transition in the second quarter of 2009. Our new structure for our commerce business will enable us to continue offering high quality Discovery Blu-Ray and standard definition DVD programming as well as many merchandise categories leveraging both licensed and make and sell products. Although we expect this new structure to facilitate growth in operating income, we expect an initial compression in top-line revenue contribution, as well as a reduction in direct operating expenses in 2009. Commerce will continue to grow our established brand and home video licensing businesses to further expand our national presence in key retailers. Our commerce operations continue to add value to our television assets by reinforcing consumer loyalty and creating opportunities for our advertising and distribution partners.

Our education business will continue to focus on our direct-to-school streaming distribution subscription services as well as our benchmark student assessment services, publishing and distributing hardcopy content through a network of distribution channels including online, catalog and dealers. Our education business also participates in a growing sponsorship and global brand and content licensing business.

With the completion of the Newhouse Transaction, the operating results of the Creative Sound Services (“CSS”) businesses, which provide sound, music, mixing sound effects and other related services under brand names such as Sound One, POP Sound, Soundelux and Todd A-O, are reported in the Commerce, Education, and Other segment for the year ended December 31, 2008.

The Newhouse Transaction

On September 17, 2008, we were formed as a result of DHC and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective interests in Discovery and exchanging those interests with the Company (the “Newhouse Transaction”). The Newhouse Transaction provided, among other things, for the combination of DHC’s 66 2/3% interest with Advance/Newhouse’s 33 1/3% interest in DCH. The Newhouse Transaction was completed as follows:

•	On September 17, 2008, DHC completed the spin-off to its shareholders of Ascent Media Corporation (“AMC”), a subsidiary holding cash and all of the businesses of its wholly-owned subsidiaries except for CSS (which businesses remained with us following the completion of the Newhouse Transaction) (the “AMC spin-off”);

•	On September 17, 2008, immediately following the AMC spin-off, DHC merged with a transitory merger subsidiary of the Company, and DHC’s existing shareholders received common stock of the Company; and

•	On September 17, 2008, immediately following the DHC exchange of shares for ours, Advance/Newhouse contributed its interests in us and Animal Planet to us in exchange for shares of our Series A and Series C convertible preferred stock that are convertible at any time into our common stock, which at the transaction date represented one-third of the outstanding shares of our common stock.

As a result of the Newhouse Transaction, we became the successor reporting entity to DHC under the Exchange Act. Because Advance/Newhouse was a one-third owner of Discovery prior to the completion of the Newhouse Transaction and is a one-third owner of us immediately following completion of the Newhouse Transaction, there was no effective change in ownership. Our convertible preferred stock does not have any special dividend rights and only a de minimis liquidation preference. Additionally, Advance/Newhouse retains significant participatory special class voting rights with respect to certain matters that could be submitted to stockholder vote. Pursuant to FASB Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations, for accounting purposes the Newhouse Transaction was treated as a non-substantive merger, and therefore, the Newhouse Transaction was recorded at the investor’s historical basis.

For financial reporting purposes, we are the successor reporting entity to DHC. Because there is no effective change in ownership, in accordance with Accounting Research Bulletin No. 51, paragraph 11, both DHC and DCH will be consolidated in our financial statements as if the transaction had occurred January 1, 2008. The presentation of the DCH financial statements in accordance with U.S. GAAP includes the results of DCH’s operations as an equity method investment for the period prior to January 1, 2008. For purposes of analyzing DCH’s business in this management’s discussion and analysis, we have presented our consolidated operating results for 2008 consistent with our financial statement presentation, while the 2007 results have been presented as if the Newhouse Transaction occurred on January 1, 2007.

The following table summarizes the defined terms concerning the various Discovery entities included in this analysis:

Entity	Reference

Discovery Communications, Inc. (post Newhouse Transaction)	The Company, Discovery, we, or us
Discovery Communications Holding, LLC	DCH
Discovery Holding Company	DHC
Ascent Media Corporation	AMC
Advance/Newhouse Programming Partnership	Advance/Newhouse
Creative Sound Services	CSS

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

Results of Operations — 2008 vs. 2007

The following discussion of our results of operations is presented in three parts to assist the reader in better understanding our operations. The table below reconciles our and DHC’s prior year income statements presented in accordance with U.S. GAAP to the financial information discussed in our adjusted results of operations for the years ended December 31, 2008 and 2007.

The second section is an overall discussion of our consolidated operating results. The third section includes a more detailed discussion of revenue and expense activity of our three operating divisions: U.S. Networks, International Networks, and Commerce, Education, and Other.

The following table represents the year ended December 31, 2007 on an as adjusted basis:

	For the Year Ended December 31, 2007
			Less:
		Add:	Minority
	DHC(A)	DCH	Interest		Discovery
	Historical	Historical	Adjustment		As Adjusted
	(Amounts in millions, except per share amounts)

Revenues:
Distribution	$—	$1,477	$—		$1,477
Advertising	—	1,345	—		1,345
Other	76	305	—		381

Total revenues	76	3,127	—		3,203

Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization listed below	60	1,167	—		1,227
Selling, general and administrative	22	1,296	—		1,318
Depreciation and amortization	3	131	—		134
Asset impairments	—	26	—		26
Exit and restructuring charges	—	20	—		20
Gains on asset and business dispositions	(1)	(135)	—		(136)

Total operating costs and expenses	84	2,505	—		2,589

Operating (loss) income	(8)	622	—		614

Other income (expense):
Equity in earnings of Discovery Communications Holding, LLC	142	—	(142	)(B)	—
Equity in earnings of unconsolidated affiliates	—	9	—		9
Interest expense, net	—	(249)	—		(249)
Other, net	8	(10)	—		(2)

Total other income (expense), net	150	(250)	(142)		(242)

Income from continuing operations before income taxes and minority interests	142	372	(142)		372
Provision for income taxes	(56)	(77)	—		(133)
Minority interests, net of tax	—	(8)	(80	)(C)	(88)

Income from continuing operations	86	287	(222)		151
Loss from discontinued operations, net of tax	(154)	(65)	—		(219)

Net (loss) income	$(68)	$222	$(222)		$(68)

Income per share from continuing operations, basic and diluted	$0.31				$0.54

Loss per share from discontinued operations, basic and diluted	$(0.55)				$(0.78)

Net loss per share, basic and diluted	$(0.24)				$(0.24)

Weighted average number of shares outstanding, basic and diluted	281				281

(A)	DHC results of operations represent DHC corporate costs and the results of CSS, while the results of AMC are included in net loss from discontinued operations.

(B)	Represents the elimination of DHC’s historical share of earnings of DCH for the year ended December 31, 2007.

(C)	Represents the minority interest expense for the proportion of DCH’s historical share of earnings not recognized by DHC for the year ended December 31, 2007.

The following table represents the comparison of our Statement of Operations for the year ended December 31, 2008 with as adjusted results for the year ended December 31, 2007 for purposes of discussion and analysis of our operations:

	Years Ended December 31,
		2007
	2008	As Adjusted	% Change

Revenues:
Distribution	$1,640	$1,477	11%
Advertising	1,396	1,345	4%
Other	407	381	7%

Total revenues	3,443	3,203	7%
Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization listed below	1,024	1,227	(17)%
Selling, general and administrative	1,115	1,318	(15)%
Depreciation and amortization	186	134	39%
Asset impairments	30	26	15%
Exit and restructuring charges	31	20	55%
Gains on asset and business dispositions	—	(136)	NM

Total operating costs and expenses	2,386	2,589	(8)%

Operating income	1,057	614	72%

Other (expense) income:
Equity in (loss) earnings of unconsolidated affiliates	(61)	9	NM
Interest expense, net	(256)	(249)	3%
Other, net	14	(2)	NM

Total other (expense) income, net	(303)	(242)	25%

Income from continuing operations before income taxes and minority interests	754	372	NM

Provision for income taxes	(352)	(133)	NM
Minority interests, net of tax	(128)	(88)	45%

Income from continuing operations	274	151	81%
Income (loss) from discontinued operations, net of tax	43	(219)	NM

Net income (loss)	$317	$(68)	NM

Income per share from continuing operations:
Basic	$0.85	$0.54

Diluted	$0.85	$0.54

Income (loss) per share from discontinued operations:
Basic	$0.13	$(0.78)

Diluted	$0.13	$(0.78)

Net income (loss) per share:
Basic	$0.99	$(0.24)

Diluted	$0.98	$(0.24)

Weighted average number of shares outstanding:
Basic	321	281

Diluted	322	281

Revenue.  Our consolidated revenue increased $240 million for the year ended December 31, 2008 when compared with 2007. Distribution revenue increased $163 million during the year primarily due to International Networks subscriber growth combined with annual contract increases for the fully distributed U.S. Networks, offset by the disposition of Travel Channel. Advertising revenue increased $51 million for the period, and is primarily attributed to higher pricing and cash sellout rates in U.S. Networks. Other revenue increased $26 million for the year ended December 31, 2008 when compared with 2007, primarily due to an increase in licensing revenue in the International Networks, increase in sales of the Planet Earth DVD through a joint venture, and increases in revenue from our representation of the Travel Channel through our U.S. Networks segment, offset by a decline in revenue from the direct to consumer business in our Commerce, Education, and Other business segment.

Cost of revenue. Cost of revenue, which includes content amortization and other production related expenses in addition to distribution and merchandising costs, decreased $203 million for the year ended December 31, 2008 when compared to 2007. The decrease in cost of revenues was primarily due to the effect of content impairment charges in the fourth quarter 2007 of $139 million primarily in U.S. Networks coupled with a $76 million decrease in related amortization expense. These decreases were partially offset by increases in costs of revenue in the International Networks and content impairment related to TLC.

Selling, general & administrative. Selling, general & administrative expenses, which include certain personnel, marketing and other general and administrative expenses, decreased $203 million for the year ended December 31, 2008 from 2007, primarily attributable to a $210 million decrease in expenses arising from long-term incentive plans, which were partially offset by slight increases in costs incurred in conjunction with DCH preparing to become a consolidated subsidiary of ours as a result of the Newhouse Transaction and an increase in personnel costs in International Networks. Expenses arising from long-term incentive plans are largely related to DCH’s unit-based, long-term incentive plan, the Discovery Appreciation Plan or the “DAP”, or “LTIP”, which was modified to reflect our capital structure following the Newhouse Transaction. Prior to the Newhouse Transaction, the value of units in the LTIP was indexed to the value of DHC Series A common stock. After the Newhouse Transaction, the units remained outstanding and were converted at the effective time of the Newhouse Transaction to track changes in the value of our Series A common stock. The change in unit value of LTIP awards outstanding is recorded as expenses arising from long-term incentive plans over the period outstanding. Primarily due to the decrease in both the DHC Series A common stock and our Series A common stock price during the year ended December 31, 2008, we recorded a benefit of $69 million to expenses arising from long-term incentive plans in 2008 compared to expenses arising from long-term incentive plans of $141 million for the year ended December 31, 2007. In the fourth quarter 2008, eligible new hires and promoted employees received stock options that vest in four equal installments, and those employees with LTIP units that vest between September 18, 2008 and March 14, 2009 will receive cash-settled stock appreciation awards that expire in March 2010. We do not intend to make additional cash-settled stock appreciation awards, except as may be required by contract or to employees in countries where stock option awards are not permitted.

Depreciation and amortization.  The increase in depreciation and amortization for the year ended December 31, 2008 is due to an increase in intangible assets resulting from the reclassification of DHC intangibles following the Newhouse Transaction and the HowStuffWorks.com acquisition.

Asset impairment.  During the fourth quarter of 2008, we recorded a write-off of intangible assets of $30 million related to our HowStuffWorks.com business. This write-off of intangible assets was due to the decline in the cash flows projected to be generated by the HowStuffWorks.com business. During the second quarter of 2007, DCH recorded an asset impairment of $26 million which represents write-offs of intangible assets related to the education business .

Exit and restructuring costs. During the year ended December 31, 2008, we recorded $31 million in restructuring charges, of which $11 million relates to the relocation and severance costs related to TLC’s repositioning strategy, $6 million for the termination of a production group, and $6 million due to the closure of our commerce distribution center and our store headquarters offices along with the transition of the remaining commerce distribution services to third-party service providers. During the year ended December 31, 2007, we recorded restructuring charges of $20 million related to a number of organizational and strategic adjustments. The purpose of these adjustments was to better align our organizational structure with our new strategic priorities and to respond to continuing changes within the media industry.

Gain on disposition of a business.  In 2007, we exchanged the capital stock of a subsidiary that held the Travel Channel and travelchannel.com (collectively, the “Travel Business”) for Cox Communications Holdings, Inc.’s 25% ownership interest in us and $1.3 billion in cash. The distribution of the Travel Business, which was valued at $575 million, resulted in a $135 million tax-free gain.

Equity in (loss) income of unconsolidated affiliates.  Equity in loss of unconsolidated affiliates in 2008 consisted primarily of a $57 million other-than-temporary decline in the value of our equity method investment in HSWi, coupled with $13 million in equity losses recorded during 2008, which is offset by equity in income from our joint ventures in Canada and Japan. In 2007, we recognized $9 million of equity in income primarily from our joint ventures in Canada and Japan.

Interest expense, net.  On May 14, 2007, we entered into a $1.5 billion term loan in conjunction with the transaction with Cox Communications Holdings, Inc., offset by a $180 million payment for a senior note that matured. The increase in interest expense for the year ended December 31, 2008 when compared with 2007 is primarily a result of the term loan.

Other, net.  Other, net includes our other non-operating income net of non-operating expenses, as well as, unrealized losses from derivative instruments. Other non-operating income consisted of a $47 million reduction of a liability related to the value of shares in HSWi to be exchanged to its former shareholders, which was recorded in December 2008. Offsetting this non-operating income is unrealized losses from derivative transactions. Unrealized losses from derivative transactions relate primarily to our use of derivative instruments to modify our exposure to interest rate fluctuations on our debt. These instruments include a combination of swaps, caps, collars and other structured instruments. As a result of unrealized mark to market adjustments, we recognized unrealized losses of $31 million and $9 million during the years ended December 31, 2008 and 2007, respectively. The foreign exchange hedging instruments used by us are spot, forward and option contracts. Additionally, we enter into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. See “Quantitative and Qualitative Disclosures about Market Risk” for a more detailed discussion of our hedging activities.

Income tax expense.  Our effective tax rate was 47% and 36% for the years ended December 31, 2008 and 2007, respectively. Our effective tax rate for the year ended December 31, 2008 differed from the federal income tax rate of 35% primarily due to DHC’s recognition of deferred tax expense related to its investment in DCH (net of tax benefit from intangible amortization related to the spin-off of the Travel Channel in 2007), which is partially offset by the release of a valuation allowance on deferred tax assets of Ascent Media Sound, Inc. Other items impacting the effective tax rate include the following: our conversion from deducting foreign taxes to claiming foreign tax credits, foreign unrecognized tax positions, and other miscellaneous items. Our effective tax rate for the year ended December 31, 2007 was not materially different than the federal income tax rate of 35%. However, during this period we benefited from the tax-free treatment of the gain recognized on the disposition of the Travel Channel and the release of Travel Channel deferred tax liabilities, offset by the tax impact of discontinued operations.

Minority interests, net of tax.  Minority interests primarily represent our and consolidated entities’ portion of earnings which are allocable to the minority partners, as well as the increases and decreases in the estimated redemption value of redeemable interests in subsidiaries. The increase in minority interest during the year ended December 31, 2008 is primarily a result of our increased profits allocated to minority partners prior to the Newhouse Transaction and reporting of our financial results in accordance with ARB 51.

Net income (loss) from discontinued operations, net of taxes.  Summarized financial information included in discontinued operations is as follows:

	Years Ended December 31,
		2007
	2008	As Adjusted	% Change
	(Amounts in millions)

Revenues from discontinued operations:
Retail stores	$—	$58	—%
AMC	484	631	24%
Loss from the operations of discontinued operations before income taxes:
Retail	$—	(99)	—%
AMC	(6)	(151)	96%
Gains on dispositions:
Retail	$—	—	—%
AMC	67	—	—%
Income (loss) from discontinued operations:
Retail	$—	(99)	—%
AMC	61	(151)	NM
Income (loss) from discontinued operations, net of tax:
Retail	$—	$(65)	—%
AMC	43	(154)	NM

On September 17, 2008, as part of the Newhouse Transaction, DHC completed the spin-off to its shareholders of AMC, a subsidiary holding the cash and businesses of DHC, except for CSS, which provides sound, music, mixing, sound effects and other related services under brand names such as Sound One, POP Sound, Soundelux and Todd A-O (which businesses remained with us following the completion of the Newhouse Transaction). The AMC spin-off was structured such that there was no gain or loss related to the transaction.

Just prior to the Newhouse Transaction, DHC sold its ownership interests in Ascent Media CANS, LLC (d/b/a AccentHealth) to AccentHealth Holdings LLC, an unaffiliated third party, for approximately $119 million in cash. It was determined that AccentHealth was a non-core asset, and the sale of AccentHealth was consistent with DHC’s strategy to divest non-core assets. DHC recognized a pre-tax gain of approximately $64 million in connection with the sale of AccentHealth, which is recorded as a component of discontinued operations. As there is no continuing involvement in the operations of AMC or AccentHealth, the financial results of their operations have been presented as discontinued operations in the consolidated financial statements in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).

Operating Division Results

As noted above, our operations are divided into three segments: U.S. Networks, International Networks and Commerce, Education, and Other. Corporate expenses primarily consist of corporate functions, executive management and administrative support services. Corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives. Operating results exclude LTIP expense, restructuring amounts, impairments, and operating gains, consistent with our segment reporting. See Note 24.

	Years Ended December 31,
		2007
	2008	As Adjusted	% Change
	(Amounts in millions)

Revenues:
U.S. Networks	$2,062	$1,941	6%
International Networks	1,158	1,030	12%
Commerce, Education, and Other	196	225	(13)%
Corporate and intersegment eliminations	27	7	NM

Total revenues	$3,443	$3,203	7%

Operating costs and expenses:
U.S. Networks	$985	$1,167	(16)%
International Networks	812	820	(1)%
Commerce, Education, and Other	183	221	(17)%
Corporate and intersegment eliminations	228	196	16%

Total operating costs and expenses	$2,208	$2,404	(8)%

U.S. Networks

	Years Ended December 31,
		2007
	2008	As Adjusted	% Change
	(Amounts in millions)

Revenues:
Distribution	$927	$862	8%
Advertising	1,058	1,015	4%
Other	77	64	20%

Total revenues	$2,062	$1,941	6%

Operating costs and expenses:
Cost of revenues	$509	$699	(27)%
Selling, general and administrative	476	468	2%

Total operating costs and expenses	$985	$1,167	(16)%

As noted above, in May 2007, we exchanged our subsidiary holding the Travel Channel, travelchannel.com and approximately $1.3 billion in cash for Cox’s interest in DCH. Accordingly, DCH’s 2007 results of operations do not include Travel Channel after May 14, 2007. The disposal of Travel Channel does not meet the requirements for discontinued operations presentation. The following table represents U.S. Networks results of operations excluding Travel Channel for all periods. Although this presentation is not in accordance with U.S. GAAP, we believe this presentation provides a more meaningful comparison of the U.S. Networks results of operations and allows the reader to better understand the U.S. Networks ongoing operations.

U.S. Networks without Travel Channel

	Years Ended December 31,
		2007
	2008	As Adjusted	% Change
	(Amounts in millions)

Revenues:
Distribution	$927	$840	10%
Advertising	1,058	975	9%
Other	77	64	20%

Total revenues	$2,062	$1,879	10%

Operating costs and expenses:
Cost of revenues	$509	$673	(24)%
Selling, general and administrative	476	447	6%

Total operating costs and expenses	$985	$1,120	(12)%

Since the disposal of Travel Channel in 2007 did not meet the requirements of discontinued operations presentation, and the results of Travel Channel are not consolidated with DCH post transaction, the following discussion excludes the results of Travel Channel for all periods so as to facilitate comparability of the U.S. Networks segment data.

Revenue.  Total revenue increased $183 million for the year ended December 31, 2008, when compared with 2007. Distribution revenue increased $87 million over the period, driven by annual contractual rate increases for fully distributed networks combined with subscription units, principally from networks carried on the digital tier. Distribution revenue includes a one-time $8 million adjustment resulting from improvements in our methodology of estimating accrued revenue for certain distribution operators. The adjustment was recorded in its entirety in the second quarter of 2008 and is not material to the current or prior periods. Contra revenue items included in distribution revenue, such as launch amortization and marketing consideration, decreased $19 million for the year ended December 31, 2008 when compared with 2007. This decrease includes $3 million for replacement decoder boxes to support the digitization of an analog transponder recorded as contra revenue in the second quarter of 2007.

Advertising revenue increased $83 million for the year ended December 31, 2008, when compared with the prior year, primarily due to higher pricing in the up-front and scatter markets, as well as higher cash sellouts, which were partially offset by under-delivery of committed audience levels, when compared with the corresponding prior year periods.

Other revenue increased $13 million for the year ended December 31, 2008, primarily from our representation of the Travel Channel, which increased $11 million during the period, coupled with an increase of $5 million in revenue from How Stuff Works, which was acquired in December 2007. These increases were partially offset by a decrease of $6 million of international program sales revenue, which is now reported in the International Networks segment.

Cost of revenue.  For the year ended December 31, 2008, cost of revenue decreased $164 million when compared with 2007, primarily due to a decrease in content amortization expense of $156 million. The decrease in content amortization expense was primarily a result of the effect of the $129 million content impairment charge recorded in 2007 following a change in management and related changes in strategy. This charge coupled with the related $76 million decrease in content amortization expense was offset by $17 million of content impairment charges for TLC programs following a change in management and related changes in strategy in the second half of 2008, and content amortization expense for new programming on Discovery Channel, TLC, Planet Green and Science Channel.

Selling, general & administrative expenses.  Total selling, general and administrative expenses increased $29 million for the year ended December 31, 2008, when compared with 2007, which was primarily a result of a $34 million increase in personnel costs, primarily driven by continued investment in digital media, including acquisitions made during the third and fourth quarters of 2007. This increase was partially offset by decreased marketing expense of $12 million for the year ended December 31, 2008 when compared with the corresponding prior year period.

International Networks

	Years Ended December 31,
		2007
	2008	As Adjusted	% Change
	(Amounts in millions)

Revenues:
Distribution	$713	$615	16%
Advertising	336	330	2%
Other	109	85	28%

Total revenues	$1,158	$1,030	12%

Operating costs and expenses:
Cost of revenues	$394	$373	6%
Selling, general and administrative	418	447	(6)%

Total operating costs and expenses	$812	$820	(1)%

Revenue.  Total revenue increased $128 million for the year ended December 31, 2008, when compared with 2007, driven by an increase in distribution revenue of $98 million. Distribution revenue increased $76 million in EMEA, Latin America, and Asia primarily as a result of a 16% increase in average paying subscription units. In addition, foreign exchange had a favorable impact of $13 million on distribution revenues for the year ended December 31, 2008 when compared with 2007.

Advertising revenue increased $6 million for the year ended December 31, 2008, when compared with 2007. Advertising revenue increased $42 million in EMEA and Latin America primarily due to higher viewership combined with an increased subscriber base in most markets worldwide. These increases were offset by a $35 million decrease in the U.K. due to an interpretation of a contract provision resulting in a limitation in our ability to monetize our audience in the U.K., as well as, a deterioration in market conditions. Advertising revenue decreased $4 million due to the impact of unfavorable foreign exchange.

Other revenue increased $24 million mainly due to improvement in licensing and sales of programs primarily in the U.K. offset by a $2 million unfavorable foreign exchange impact.

Cost of revenue.  Cost of revenue increased $21 million for the year ended December 31, 2008, when compared with 2007, driven by a $40 million increase in content amortization expense due to continued investment in original productions and language customization to support additional local feeds for growth in local ad sales partially offset by favorable foreign exchange of $10 million and a reduction in sales commissions of $5 million.

Selling general & administrative expenses.  Selling, general & administrative expenses decreased $29 million for the year ended December 31, 2008, when compared with 2007. This decrease was driven by a $26 million reduction in marketing expenditures coupled with the favorable impact of $3 million from foreign exchange.

Commerce, Education, and Other

	Years Ended December 31,
		2007
	2008	As Adjusted	% Change
	(Amounts in millions)

Total revenues	$196	$225	(13)%

Operating costs and expenses:
Cost of revenues	$116	$151	(23)%
Selling, general and administrative	67	70	(4)%

Total operating costs and expenses	$183	$221	(17)%

Revenue.  Commerce, Education, and Other total revenue decreased $29 million for the year ended 2008 when compared with the prior year. A challenging retail environment in 2008 coupled with the success of the Planet Earth DVD in 2007 contributed to a year over year decline of 48% in revenue from the direct to consumer business, which was partially offset by higher licensing revenue. Education revenue increased by $6 million as the core streaming business continued to grow. New revenue streams in licensing and sponsorships were slightly offset by the decline in the hardcopy business as customers shifted to our digital services. Revenues generated by the CSS business were relatively flat compared with 2007.

Cost of revenue.  Cost of revenue decreased $35 million for the year ended December 31, 2008, commensurate with the decrease in Commerce’s product revenue coupled with a decrease in Education’s content amortization, which resulted from the fourth quarter 2007 write-off of capitalized content costs that were not aligned with Education’s product offerings.

Selling, general & administrative expenses.  Selling, general & administrative expenses decreased $3 million for the year ended December 31, 2008. The decrease was primarily due to lower personnel and marketing costs incurred in Commerce and Education coupled with a $2 million legal expense in 2007 for a legal settlement. These decreases were partially offset by a slight increase in selling, general and administrative expense from the CSS business.

Corporate and Intersegment Eliminations

	Years Ended December 31,
		2007
	2008	As Adjusted	% Change
	(Amounts in millions)

Total revenues	$27	$7	NM

Operating costs and expenses:
Cost of revenues	$5	$4	25%
Selling, general and administrative	223	192	16%

Total operating costs and expenses	$228	$196	16%

Corporate is mainly comprised of ancillary revenue and expenses from a joint venture, corporate functions, executive management and administrative support services. Consistent with our segment reporting, corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives.

Corporate revenue increased $20 million for the year ended December 31, 2008, when compared with 2007, primarily due to increased ancillary revenue from a joint venture, whose primary sales were of the Planet Earth DVD; current sales volume is not expected to continue. Corporate costs increased $32 million, for the year ended December 31, 2008, driven by increased costs incurred in conjunction with our preparing to become a public entity as a result of the Newhouse Transaction and costs related to the start-up of OWN.

Results of Operations — 2007 vs. 2006

Prior to the Newhouse Transaction, our consolidated results of operations included 100% of AMC’s results of operations, general and administrative expenses incurred at the DHC corporate level, as well as DHC’s share of earnings of DCH. The Statement of Operations reflects the CSS business in revenue and operating costs and expenses, whereas the portion of AMC’s businesses that were spun-off as a result of the Newhouse Transaction are reflected in Loss from discontinued operations, net of tax.

	Years Ended December 31,
	2007	2006	% Change
	(Amounts in millions)

Revenues	$76	$80	(5)%
Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization listed below	60	63	(5)%
Selling, general and administrative	22	23	(4)%
Depreciation and amortization	3	3	—%
Exit and restructuring charges	—	2	NM
Gains on asset dispositions	(1)	—	NM

Total operating costs and expenses	84	91	(8)%

Operating loss	(8)	(11)	27%
Other income:
Equity in earnings of Discovery Communications Holding, LLC	142	104	37%
Other, net	8	—	NM

Total other income, net	150	104	44%

Income from continuing operations before income taxes	142	93	53%
Provision for income taxes	(56)	(41)	(37)%

Income from continuing operations	86	52	65%
Loss from discontinued operations, net of tax	(154)	(98)	(57)%

Net loss	$(68)	$(46)	(48)%

Income per share from continuing operations, basic and diluted	$0.31	$0.19

Loss per share from discontinued operations, basic and diluted	$(0.55)	$(0.35)

Net loss per share, basic and diluted	$(0.24)	$(0.16)

Weighted average number of shares outstanding, basic and diluted	281	280

Ascent Media’s CSS group generated revenue primarily from fees for sound, music, mixing sound effects and other related services under brand names such as Sound One, POP Sound, Soundelux and Todd A-O. Generally, these services pertain to the completion of feature films, television programs and advertisements. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from less than $1,000 to $200,000.

Expenses related to the corporate support from DHC are reflected in selling, general and administrative expenses. Cost of services and operating expenses consists primarily of production wages, facility costs and other direct costs.

Revenue.  Revenue for CSS decreased $4 million to $76 million for the year ended December 31, 2007, when compared with the same period in 2006. This decrease was driven by smaller feature sound projects and the shut down of certain audio facilities in 2006.

Total operating costs and expenses.  Total operating costs and expenses decreased $7 million to $84 million for the year ended December 31, 2007, when compared with the same period in 2006. This decrease was driven by the reduction of costs that resulted from the shut down of certain audio facilities and related selling, general and administrative expenses.

Equity in earnings of Discovery Communications Holding, LLC.  From January 1, 2006 through May 14, 2007, DHC recorded its 50% share of the earnings of DCH. Subsequent to May 14, 2007 and prior to

September 17, 2008, the date the Newhouse Transaction closed, DHC recorded its 66 2/3% share of the earnings of DCH. DHC’s share of earnings in DCH increased $38 million for the year ended December 31, 2007, when compared with the same period in 2006. This increase resulted from DHC’s $90 million share of DCH’s gain on the Cox Transaction, along with an $8 million increase due to DHC’s increase in share ownership in DCH from 50% to 66 2/3%. These increases were partially offset by higher long-term incentive compensation expense for DCH personnel and higher interest at DCH as a result of debt incurred to close the Cox Transaction.

Net loss from Discontinued Operations.  The net loss from discontinued operations increased $56 million for the year ended December 31, 2007, from the comparable period in 2006, primarily as a result of a $72 million increase in charges related to the impairment of goodwill on the AMC business for the year ended December 31, 2007, when compared with the same period in 2006. The increase in goodwill impairment charges was partially offset by an improvement in operating performance on the AMC business.

Liquidity and Capital Resources

The following table represents a comparison of the components of the statement of cash flows, as reported for the years ended December 31, 2008, 2007 and 2006, respectively, with a reconciliation of historical DCH statement of cash flows for the year ended December 31, 2007. Our as-adjusted statement of cash flows represents the cash flow activities as if the Newhouse Transaction was completed January 1, 2007. The table includes the cash flow activity for AMC for both periods, including cash provided by operating activities of $28 million, cash provided by investing activities of $128 million, and cash used in financing activities of $2 million for the year ended December 31, 2008. AMC cash provided by operating activities was $61 million, cash used in investing activities was $15 million, and cash provided by financing activities was $2 million for the year ended December 31, 2007.

	For the Year Ended December 31, 2007
	For the Year				For the Year
	Ended				Ended
	December 31,	DHC		Discovery	December 31,
	2008	As reported	DCH	as Adjusted	2006
		(Amounts in millions)

Operating Activities
Net income (loss)	$317	$(68)	$—	$(68)	$(46)
Adjustments to reconcile net income (loss) to cash provided by operating activities:	568	139	459	598	100
Changes in operating assets and liabilities, net of discontinued operations:	(316)	(13)	(217)	(230)	19

Cash provided by operating activities	569	58	242	300	73

Investing Activities
Purchases of property and equipment	(102)	(47)	(81)	(128)	(77)
Proceeds from business and asset dispositions	139	2	—	2	6
Net cash acquired from Newhouse Transaction	45	—	—	—	—
Business acquisitions, net of cash acquired	(8)	—	(306)	(306)	(47)
Purchases of securities	—	—	—	—	(52)
Proceeds from sale of securities	24	28	—	28	—
Other investing activities, net	—	2	(44)	(42)	1

Cash provided by (used in) investing activities	98	(15)	(431)	(446)	(169)

Financing Activities
Ascent Media Corporation spin-off	(356)	—	—	—	—
Borrowings from long-term debt	—	—	1,500	1,500	—
Net repayments of revolver loans	(125)	—	(2)	(2)	—
Principal repayments of long-term debt	(257)	—	(8)	(8)	—
Principal repayments of capital lease obligations	(29)	—	(6)	(6)	—
Repurchase of members’ interests	—	—	(1,285)	(1,285)	—
Net cash from stock option exercises	—	13	—	13	—
Other financing activities, net	(7)	(1)	(24)	(25)	—

Cash (used in) provided by financing activities	(774)	12	175	187	—
Effect of exchange rate changes on cash and cash equivalents	(2)	—	7	7	—

Change in cash and cash equivalents	(109)	55	(7)	48	(96)

Cash and cash equivalents of continuing operations, beginning of period	—	1	52	53	—
Cash and cash equivalents of discontinued operations, beginning of period	209	153	—	153	250
Adjustment to remove AMC cash	—	(201)		(201)	—

Cash and cash equivalents, end of period	$100	$8	$45	$53	$154

The DHC amounts are reported net of adjustments of $222 million for net income, $142 million to eliminate the DHC equity pick-up of DCH, and $80 million to allocate minority interest to Advance/Newhouse.

Sources of Cash

Our principal sources of liquidity are cash in-hand, cash flows from operations and borrowings under our credit facilities. We anticipate that our cash flows from operations, existing cash, cash equivalents and borrowing capacity under our revolving credit facility are sufficient to meet our anticipated cash requirements for at least the next 12 months.

Total Liquidity at December 31, 2008.  As of December 31, 2008 we had approximately $1.3 billion of total liquidity, comprised of approximately $100 million in cash and cash equivalents and the ability to borrow approximately $1.2 billion under our revolving credit facilities. In October 2008, we repaid $11 million outstanding under our U.K. revolving credit facility. This facility was closed at our election in December 2008 and would have expired according to its terms in April 2009.

Cash Provided by Operations.  For the year ended December 31, 2008, our cash provided by operating activities was $569 million compared to $300 million for the same period as adjusted in 2007.

Proceeds from the sale of business.  During the year ended December 31, 2008, AMC received proceeds of $139 million primarily from the sale of Accent Health as part of the spin-off of AMC.

Debt Facilities.  Our committed debt facilities include two term loans, a revolving loan facility and various senior notes payable. The second term loan was entered into on May 14, 2007 for $1.5 billion in connection with the Cox Transaction. Total commitments of these facilities were $4.9 billion at December 31, 2008. Debt outstanding on these facilities aggregated $3.7 billion at December 31, 2008, providing excess debt availability of $1.2 billion.

We currently have fixed the interest rate on the majority of our outstanding debt. The anticipated interest payments, together with the scheduled principal payments, due over the next year are within the available capacity on our committed facilities. Although we have adequate liquidity to fund our operations and to meet our debt service obligations over the next 12 months, we may seek to arrange new financing in the current year in advance of the maturity of our debt facility in 2010. Also, our current performance on the leverage and other financial maintenance tests is at levels within the established thresholds of the debt agreements indicating some ability to absorb lower than expected operating results and still remain within the covenant limits.

DCH’s $1.5 billion term loan is secured by its assets, excluding assets held by its subsidiaries. The remaining term loan, revolving loan and senior notes are unsecured. The debt facilities contain covenants that require the respective borrowers to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. We were in compliance with all debt covenants as of December 31, 2008.

Our interest expense associated with our debt facilities is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. The variable to fixed interest rate instruments have a notional principal amount of $2.3 billion and have a weighted average interest rate of 4.68% against 3 month LIBOR at December 31, 2008. The fixed to variable interest rate agreements have a notional principal amount of $50 million and have a weighted average interest rate of 7.90% against fixed rate private placement debt at December 31, 2008. At December 31, 2008, we held an unexercised interest rate swap put with a notional amount of $25 million at a fixed rate of 5.44%.

On January 29, 2009, we entered into interest rate swap transactions which will become effective on June 30, 2010, with a notional amount of $200 million. Under the swap transactions, we will make quarterly payments at a rate of approximately 2.935% per annum to the swap counterparties in exchange for a payment approximately equal to the variable rate payable under our Credit, Pledge and Security Agreement dated as of May 14, 2007. The swap transactions terminate on March 31, 2014, which is the interest payment date before the maturity date of our Credit, Pledge and Security Agreement, which is May 14, 2014. The terms of the swap transactions are governed by customary ISDA interest rate swap agreements.

By entering into these swap transactions, we have effectively fixed the interest rate on $200 million of the borrowings under its Credit, Pledge and Security Agreement at approximately 4.935% per annum, starting as of June 30, 2010.

Uses of Cash

During the year ended December 31, 2008, our primary uses of cash were cash payments for content of $803 million, mandatory principal payments under our bank facilities and senior notes totaling $257 million, cash payments of $125 million under our revolving loans, capital expenditures of $102 million, and payments under our LTIP of $49 million. During the year ended December 31, 2007, on an as-adjusted basis, our primary uses of cash were the redemption of Cox’s equity interests of $1.3 billion, cash payments for content of $706 million and capital expenditures of $127 million.

In 2009, we expect our uses of cash to be approximately $445 million for debt repayments, $225 million for interest expense, and $60 million for capital expenditures. We have no material commitments for capital expenditures. We will also be required to make payments under our LTIP as well as for stock appreciation rights issued under our Incentive Plan. Amounts expensed and payable under the LTIP are dependent on future annual calculations of unit values which are primarily affected by changes in our stock price, changes in units outstanding, and changes to the plan.

Joint Venture Arrangement.  On June 19, 2008, we entered in to a 50-50 joint venture with Oprah Winfrey and Harpo, Inc. (“Harpo”) to rebrand Discovery Health Channel as OWN: Oprah Winfrey Network (“OWN Network”). It is expected that Discovery Health will be rebranded as OWN in late 2009 or early 2010. Pursuant to the agreement, we have committed to make capital contributions of up to $100 million through September 30, 2011, of which $6 million has been funded as of December 31, 2008. We anticipate that a significant portion of the $100 million funding obligation will occur in 2009.

Factors Affecting Sources of Liquidity

If we were to experience a significant decline in operating performance, or have to meet an unanticipated need for additional liquidity beyond our available commitments, there is no certainty that we would be able to access the needed liquidity. While we have established relationships with U.S. and international banks and investors which continue to participate in our various credit agreements, the current tightening in the credit markets may cause some lenders to have to reduce or withdraw their commitments if we were to seek to negotiate a refinancing or an increase in our total commitments. Covenants in existing debt agreements may constrain our capacity for additional debt or there may be significant increases in costs to refinance existing debt to access additional liquidity. As a public company, we may have access to other sources of capital such as the public bond and equity markets. However, access to sufficient liquidity in these markets is not assured given our substantial debt outstanding and the continued volatility in the equity markets and further tightening in the credit markets.

Our access to capital markets can be affected by factors outside of our control. In addition, our cost to borrow is impacted by market conditions and our financial performance as measured by certain credit metrics defined in our credit agreements, including interest coverage and leverage ratios.

Contractual Obligations

We have agreements covering leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2028. We are obligated to license programming under agreements with content suppliers that expire over various dates. We also have other contractual commitments arising in the ordinary course of business.

A summary of all of the expected payments for these commitments as well as future principal payments under the current debt arrangements and minimum payments under capital leases at December 31, 2008 is as follows:

	Payments Due by Period(1)
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$3,721	445	1,128	355	1,793
Interest payments(2)	735	217	274	179	65
Capital leases	82	18	34	20	10
Operating leases	359	66	105	73	115
Content	538	354	102	82	—
Other(3)	394	101	115	41	137

Total	$5,829	1,201	1,758	750	2,120

(1)	Table does not include certain long-term obligations reflected in our consolidated balance sheet as the timing of the payments cannot be predicted or the amounts will not be settled in cash. The most significant of these obligations is the $23 million accrued under our LTIP plans. In addition, amounts accrued in our consolidated balance sheet related to derivative financial instruments are not included in the table as such amounts may not be settled in cash or the timing of the payments cannot be predicted.

(2)	Amounts (i) are based on our outstanding debt at December 31, 2008, (ii) assume the interest rates on our floating rate debt remain constant at the December 31, 2008 rates and (iii) assume that our existing debt is repaid at maturity.

(3)	Represents our obligations to purchase goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. The more significant purchase obligations include: obligations to purchase goods and services, employment contracts, sponsorship agreements and transmission services.

We are subject to a contractual agreement that may require us to acquire the minority interest of certain of our subsidiaries. The amount and timing of such payments are not currently known. We have recorded a $49 million liability as of December 31, 2008 for this redemption right.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions believed reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. Critical accounting policies impact the presentation of our financial condition and results of operations and require significant judgment and estimates. An appreciation of our critical accounting policies facilitates an understanding of our financial results. Amounts disclosed relate to Discovery, as-adjusted for 2007 and Discovery for 2008. Unless otherwise noted, we applied critical accounting policies and estimates methods consistently in all material respects and for all periods presented. For further information regarding these critical accounting policies and estimates, please see the Notes to our consolidated financial statements.

Revenue

We derive revenue from (i) distribution revenue from cable systems, satellite operators and other distributors, (ii) advertising aired on our networks and websites, and (iii) other, which is largely e-commerce and educational sales.

Distribution.  Distributors generally pay a per-subscriber fee for the right to distribute our programming under the terms of long-term distribution contracts (“distribution revenue”). Distribution revenue is reported net of incentive costs or other consideration, if any, offered to system operators in exchange for long-term distribution contracts. We recognize distribution revenue over the term of the contracts based on contracted monthly license fee provisions and reported subscriber levels. Network incentives have historically included upfront cash incentives referred to as “launch support” in connection with the launch of a network by the distributor within certain time frames. Any such amounts are capitalized as assets upon launch of our programming by the distributor and are amortized on a straight-line basis as a reduction of revenue over the terms of the contracts. In instances where the distribution agreement is extended prior to the expiration of the original term, we evaluate the economics of the extended term and, if it is determined that the deferred launch asset continues to benefit us over the extended term, then we will adjust the launch amortization period accordingly. Other incentives are recognized as a reduction of revenue as incurred.

The amount of distribution revenue due to us is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. Therefore, reported distribution revenue is based upon our estimates of the number of subscribers receiving our programming for the month, plus an adjustment for the prior month estimate. Our subscriber estimates are based on the most recent remittance or confirmation of subscribers received from the distributor.

Advertising.  We record advertising revenue net of agency commissions and audience deficiency liabilities in the period advertising spots are broadcast. A substantial portion of the advertising sold in the United States includes guaranteed levels of audience that either the program or the advertisement will reach. Deferred revenue is recorded and adjusted as the guaranteed audience levels are achieved. Audience guarantees are initially developed by our internal research group and actual audience and delivery information is provided by third party ratings services. In certain instances, the third party ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue is based on our estimates for any under-delivery of contracted advertising ratings based on the most current data available from the third party ratings service. Differences between the estimated under-delivery and the actual under-delivery have historically been insignificant. Online advertising revenues are recognized as impressions are delivered.

Certain of our advertising arrangements include deliverables in addition to commercial time, such as the advertiser’s product integration into the programming, customized vignettes, and billboards. These contracts that include other deliverables are evaluated as multiple element revenue arrangements under EITF 00-21, Revenue Arrangements with Multiple Deliverables.

Commerce, Education, and Other.  Commerce revenue is recognized upon product shipment, net of estimated returns, which are not material to our consolidated financial statements. Educational service sales are generally recognized ratably over the term of the agreement. CSS services revenue is recognized when services are performed. Revenue from post-production and certain distribution related services is recognized when services are provided. Prepayments received for services to be performed at a later date are deferred.

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”), requires every derivative instrument to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. We use financial instruments designated as cash flow hedges. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) as interest expense is recorded for debt. We use the cumulative dollar offset method to assess effectiveness. To be highly effective, the ratio calculated by dividing the cumulative change in the value of the actual swap by the cumulative change in the hypothetical swap must be between 80% and 125%. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We use derivative instruments principally to manage the risk associated with the movements of foreign currency exchange rates and changes in interest rates that will affect the cash flows of our debt transactions. Refer to Note 12 for additional information regarding derivative instruments held by us and risk management strategies.

Content Rights

Costs incurred in the direct production, co-production or licensing of content rights are capitalized and stated at the lower of unamortized cost, fair value, or net realizable value. In accordance with SOP 00-2, Accounting by Producers or Distributors of Films, we amortize our content assets based upon the ratio of current revenue to total estimated revenue (“ultimate revenue”). To determine this ratio, we analyze historical and projected usage for similar programming and apply such usage factors to projected revenue by network adjusted for any future significant programming strategy changes.

The result of this policy is an accelerated amortization pattern for the fully distributed U.S. Networks segment (Discovery Channel, TLC, Animal Planet) and Discovery Channel in the International Networks segment over a period of no more than four years. The accelerated amortization pattern results in the amortization of approximately 40% to 50% of the program cost during the first year. Topical or current events programming is amortized over shorter periods based on the nature of the programming and may be expensed upon its initial airing. All other networks in the U.S. Networks segment and International Networks segment utilize up to five year useful life. For these networks, with programming investment levels lower than the established networks and higher reuse of programming, straight-line amortization is considered a reasonable estimate of the use of content consistent with the pace of earning ultimate revenue.

Ultimate revenue assessments include advertising and affiliate revenue streams. Ancillary revenue is considered immaterial to the assessment. Changes in management’s assumptions, such as changes in expected use, could significantly alter our estimates for amortization. Amortization is approximately $658 million for the year ended December 31, 2008 and the unamortized programming balance at December 31, 2008 is $1.2 billion.

Programming that we expect to alter planned use by reduction or removal from a network because of changes in network strategy is written down to its net realizable value based on adjusted ultimate revenues when identified. On a periodic basis, management evaluates the net realizable value of content in conjunction with our strategic review of the business. Changes in management’s assumptions, such as changes in expected use, could significantly alter our estimates for write-offs. During the third quarter 2008, we implemented significant changes in brand strategies for TLC. As a result, we recorded a content impairment charge of $17 million, which is included as a component of content amortization expense. Consolidated content impairment, including accelerated amortization of certain programs is approximately $39 million for the year ended December 31, 2008.

Expenses Arising from Long-Term Incentive Plans

Expenses arising from liability awards based on long-term incentive plans are primarily related to our unit-based, long-term incentive plan (LTIP), for our employees who meet certain eligibility criteria. Units were awarded to eligible employees and vest at a rate of 25% per year. Prior to the Newhouse Transaction, we accounted for the LTIP in accordance with FAS 133, Accounting for Derivative Financial Instruments and EITF 02-08, Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Entity, as the value of units in the LTIP was indexed to the value of DHC Series A common stock. Upon redemption of the LTIP awards, participants received a cash payment based on the difference between the market price of DHC Series A common stock on the vesting date and the market price on the date of grant. Following the Newhouse Transaction, units remained outstanding and were adjusted to track changes in the value of our publicly traded stock. We account for these cash settled stock appreciation awards in accordance with FAS 123(R), Share-Based Payment.

The value of units in the LTIP is calculated using the Black-Scholes model each reporting period, and the change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. We elected to attribute expense for the units in accordance with FAS 123R. We use volatility of

DHC common stock or our common stock, if available, in our Black-Scholes models. However, if the term of the units is in excess of the period common stock has been outstanding, we use a combination of historical and implied volatility. Different assumptions could result in different market valuations. However the most significant factor in determining the unit value is the price of common stock.

Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Our 2008 annual goodwill impairment analysis, which was performed during the fourth quarter, did not result in any impairment charges. However, over the past year, the decline in our stock price suggests in a lower estimated fair value for each of our reporting units. As a result of this decline, the estimated fair value of the U.K. reporting unit approximates its carrying value. Accordingly, future declines in estimated fair values may result in goodwill impairment charges. It is possible that such charges, if required, could be recorded prior to the fourth quarter of 2009 (i.e., during an interim period) if our stock price, our results of operations, or other factors require such assets to be tested for impairment at an interim date.

Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit by using two valuation techniques: a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our budget and long-term business plan. In assessing the reasonableness of its determined fair values, we evaluate our results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in market transactions. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill and non-amortizing trademarks. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis.

Long-lived Assets

Long-lived assets (e.g., amortizing trademarks, customer lists, other intangibles and property, plant and equipment) do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the likely (i.e., more likely than not) disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value. In 2007, there were no significant long-lived asset impairments.

During the year ended December 31, 2008, we recorded long-lived asset impairments of $30 million for HSW and $2 million for exit costs of certain operations.

The determination of recoverability of goodwill and other intangibles and long-lived assets requires significant judgment and estimates regarding future cash flows, fair values, and the appropriate grouping of assets. Such estimates are subject to change and could result in impairment losses being recognized in the future. If different reporting units, asset groupings, or different valuation methodologies had been used, the impairment test results could have differed.

Deferred Launch Incentives

Consideration issued to cable and satellite distributors in connection with the execution of long-term network distribution agreements is deferred and amortized on a straight-line basis as a reduction to revenue over the terms of the agreements. Obligations for fixed launch incentives are recorded at the inception of the agreement. Following the renewal of a distribution agreement, the remaining deferred consideration is amortized over the extended period. Amortization of deferred launch incentives was $75 million and $100 million for the years ended December 31, 2008 and 2007, respectively. During 2007, in connection with the settlement of terms under a pre-existing distribution agreement, we completed negotiations for the renewal of long-term distribution agreements for certain of our U.K. networks and paid a distributor $196 million, most of which is being amortized over a five year period.

Redeemable Interests in Subsidiaries

For those instruments with an estimated redemption value, redeemable interests in subsidiaries are accreted or amortized to an estimated redemption value ratably over the period to the redemption date. Accretion and amortization are recorded as a component of minority interest expense.

Income Taxes

Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where we have taken or expect to take a tax position in its tax return and we believe it is more likely than not that such tax position will be upheld by the relevant taxing authority upon settlement, we may record the benefits of such tax position in our consolidated financial statements. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The adoption of FIN 48 did not materially impact our consolidated financial statements.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). This FSP provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP No. EITF 03-6-1 will be effective for us on January 1, 2009, and will be applied retrospectively to all prior-period earnings per share computations. The adoption of FSP No. EITF 03-6-1 will not have a material impact on our earnings per share amounts.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset pursuant to FAS No. 142. The provisions of FSP 142-3 will be effective for us on January 1, 2009, and will be applied prospectively. We are currently evaluating the impact that the provisions of FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, as amended (“FAS 161”). FAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to include information about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of FAS 161 will be effective for us on January 1, 2009. The adoption of FAS 161 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). This Statement requires, among other things, that companies: (1) expense business acquisition transaction costs, which are presently included in the cost of the acquisition, (2) record an asset for in-process research and development, which is presently expensed at the time of the acquisition, (3) record at fair value amounts for contingencies, including contingent consideration, as of the purchase date with subsequent adjustments recognized in operations, which is presently accounted for as an adjustment of purchase price, (4) recognize decreases in valuation allowances on acquired deferred tax assets in operations, which were are presently considered to be subsequent changes in consideration and are recorded as decreases in goodwill, and (5) measure at fair value any non-controlling interest in the acquiree. The provisions of FAS 141R will be effective for us on January 1, 2009, and will be applied prospectively to new business combinations consummated on or subsequent to the effective date. Generally, the effects of FAS 141R will depend on future acquisitions.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires that non-controlling interests be reported within equity in the balance sheet and that the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly presented in the statement of income. The provisions of FAS 160 will be effective for us on January 1, 2009, and will be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively to all periods presented. The adoption of FAS 160 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity, for example an agreement to co-produce and distribute programming with another media company. The provisions of EITF 07-1 will be effective for us on January 1, 2009, and will be applied retrospectively to all periods presented. We are currently evaluating the impact that EITF 07-1 will have on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We continually monitor our economic exposure to changes in foreign exchange rates and may enter into foreign exchange agreements where and when appropriate. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations.

Our earnings and cash flow are exposed to market risk and can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. We use derivative financial instruments to modify our exposure to market risks from changes in interest rates and foreign exchange rates. We do not hold or enter into financial instruments for speculative trading purposes.

The nature and amount of our long-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. These instruments include swaps and swaptions to modify interest rate exposure. The variable to fixed interest rate instruments had a notional principal amount of $2.3 billion and a weighted average interest rate of 4.68% at December 31, 2008 for us and December 31, 2007 for DCH. The fixed to variable interest rate agreements had a notional principal amount of $50 million and $225 million and had a weighted average interest rate of 7.90% and 9.65% at December 31, 2008 for us and December 31, 2007 for DCH, respectively. At December 31, 2008, we held an unexercised interest rate swap put with a notional amount of $25 million at a fixed rate of 5.44%. The fair value of these derivative instruments, which aggregate ($106) million and ($50) million at December 31, 2008 for us and December 31, 2007 for DCH, respectively, is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets.

Of the total of $2.9 billion principal amount, a notional amount of $2 billion of these derivative instruments are highly effective cash flow hedges. The value of these hedges at December 31, 2008 was ($71) million with changes in the mark-to-market value recorded as a component of other comprehensive income (loss), net of taxes. Should any portion of these instruments become ineffective due to a restructuring in our debt, the monthly changes in fair value would be reported as a component of other income on the Statement of Operations. We do not expect material hedge ineffectiveness in the next twelve months. As of December 31, 2008, a parallel shift in the interest rate yield curve equal to one percentage point would change the fair value of our interest rate derivative portfolio by approximately $49 million. In addition, a change of one percentage point in interest rates on variable rate debt would impact interest expense by approximately $6 million on a yearly basis.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change. The foreign exchange instruments used are spot, forward, and option contracts. Additionally, we enter into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At December 31, 2008 for us, and December 31, 2007 for DCH, the notional amount of foreign exchange derivative contracts was $75 million and $174 million, respectively. The fair value of these derivative instruments is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets. These derivative instruments did not receive hedge accounting treatment. As of December 31, 2008, an estimated 10% adverse movement in exchange rates against the US dollar would decrease the fair value of our portfolio by approximately $5 million.

We continually monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments and do not anticipate nonperformance by the counterparties. In addition, we limit the amount of investment credit exposure with any one institution.

ITEM 8.	Financial Statements and Supplementary Data.

Index to financial statements and supplementary data:

Page

Consolidated Financial Statements of Discovery Communications, Inc.:
Report of Independent Registered Public Accounting Firm	64
Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets as of December 31, 2008 and 2007	66
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006	67
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006	68
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006	69
Notes to Consolidated Financial Statements	70
Financial Statement Schedules:
Consolidated Financial Statements of Discovery Communications Holding, LLC:
Report of Independent Registered Public Accounting Firm	124
Report of Independent Registered Public Accounting Firm	125
Consolidated Balance Sheet of Discovery Communications Holding, LLC as of December 31, 2007	126
Consolidated Statement of Operations of Discovery Communications Holding, LLC for the period from May 15, 2007 through December 31, 2007	127
Consolidated Statements of Operations of Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC and not the current registrant) for the period from January 1, 2007 through May 14, 2007 and for the Year Ended December 31, 2006	127
Consolidated Statement of Cash Flows of Discovery Communications Holding, LLC for the period from May 15, 2007 through December 31, 2007	128
Consolidated Statements of Cash Flows of Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC and not the current registrant) for the period from January 1, 2007 through May 14, 2007 and for the year ended December 31, 2006	128
Consolidated Statement of Changes in Members’ Equity of Discovery Communications Holding, LLC for the period from May 15, 2007 through December 31, 2007	129
Consolidated Statements of Stockholders’ Deficit of Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC and not the current registrant) for the period from January 1, 2007 through May 14, 2007 and for the Year Ended December 31, 2006	129
Notes to Consolidated Financial Statements	130

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Discovery Communications, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Discovery Communications, Inc. and its subsidiaries at December 31, 2008 and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

McLean, Virginia
February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Discovery Holding Company:

We have audited the accompanying consolidated balance sheet of Discovery Holding Company and subsidiaries (DHC) as of December 31, 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of DHC’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Discovery Communications Holding, LLC (a 66 2/3% owned investee company as of December 31, 2007). DHC’s investment in Discovery Communications Holding, LLC at December 31, 2007 was $3,271,553,000, and its equity in the earnings of Discovery Communications Holding, LLC was $141,781,000 and $103,588,000 during the years ended December 31, 2007 and 2006, respectively. The financial statements of Discovery Communications Holding, LLC and its predecessor were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Discovery Communications Holding, LLC, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Holding Company and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Denver, Colorado
February 14, 2008

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts)

	As of December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$100	$8
Receivables, net	780	10
Content rights, net	73	—
Deferred income taxes	49	—
Prepaid expenses and other current assets	107	2
Assets of discontinued operations	—	352

Total current assets	1,109	372

Investment in Discovery Communications Holding, LLC	—	3,272
Noncurrent content rights, net	1,163	—
Property and equipment, net	395	5
Goodwill	6,891	1,782
Intangible assets, net	716	1
Other noncurrent assets	210	—
Assets of discontinued operations	—	434

Total assets	$10,484	$5,866

LIABILITIES, REDEEMABLE INTERESTS IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71	$1
Accrued liabilities	350	5
Deferred revenues	93	—
Current portion of long-term incentive plan liability	8	—
Current portion of long-term debt	458	—
Other current liabilities	90	2
Liabilities of discontinued operations	—	112

Total current liabilities	1,070	120

Long-term incentive plan liability	15	—
Long-term debt	3,331	—
Deferred income taxes	246	1,227
Other noncurrent liabilities	237	1
Liabilities of discontinued operations	—	23

Total liabilities	4,899	1,371

Commitments and contingencies (Note 23)	—	—
Redeemable interests in subsidiaries	49	—

Stockholders’ equity:
Series A preferred stock, $0.01 par value; authorized 75 million shares; issued and outstanding 70 million shares at December 31, 2008	1	—
Series C preferred stock, $0.01 par value; authorized 75 million shares; issued and outstanding 70 million shares at December 31, 2008	1	—
Series A common stock, $0.01 par value; authorized 1.7 billion shares; issued and outstanding 134 million shares at December 31, 2008 and December 31, 2007	1	1
Series B common stock, $0.01 par value; authorized 100 million shares; issued and outstanding 7 million shares at December 31, 2008 and December 31, 2007	—	—
Series C common stock, $0.01 par value; authorized 2.0 billion shares; issued and outstanding 141 million shares at December 31, 2008 and December 31, 2007	2	2
Additional paid-in capital	6,545	5,728
Accumulated deficit	(936)	(1,253)
Accumulated other comprehensive (loss) income	(78)	17

Total stockholders’ equity	5,536	4,495

Total liabilities, redeemable interests in subsidiaries, and stockholders’ equity	$10,484	$5,866

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Revenues:
Distribution	$1,640	$—	$—
Advertising	1,396	—	—
Other	407	76	80

Total revenues	3,443	76	80

Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization listed below	1,024	60	63
Selling, general and administrative	1,115	22	23
Depreciation and amortization	186	3	3
Impairment of intangible assets	30	—	—
Exit and restructuring charges	31	—	2
Gains on asset dispositions	—	(1)	—

Total operating costs and expenses	2,386	84	91

Operating income (loss)	1,057	(8)	(11)

Other (expense) income:
Equity in earnings of Discovery Communications Holding, LLC	—	142	104
Equity in loss of unconsolidated affiliates	(61)	—	—
Interest expense, net	(256)	—	—
Other, net	14	8	—

Total other (expense) income, net	(303)	150	104

Income from continuing operations before income taxes and minority interests	754	142	93
Provision for income taxes	(352)	(56)	(41)
Minority interests, net of tax	(128)	—	—

Income from continuing operations	274	86	52
Income (loss) from discontinued operations, net of tax	43	(154)	(98)

Net income (loss)	$317	$(68)	$(46)

Income per share from continuing operations:
Basic	$0.85	$0.31	$0.19

Diluted	$0.85	$0.31	$0.19

Income (loss) per share from discontinued operations:
Basic	$0.13	$(0.55)	$(0.35)

Diluted	$0.13	$(0.55)	$(0.35)

Net income (loss) per share:
Basic	$0.99	$(0.24)	$(0.16)

Diluted	$0.98	$(0.24)	$(0.16)

Weighted average number of shares outstanding:
Basic	321	281	280

Diluted	322	281	280

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Years Ended December 31,
	2008	2007	2006

Operating Activities
Net income (loss)	$317	$(68)	$(46)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Share-based compensation (benefit) expense	(66)	1	2
Depreciation and amortization	232	68	68
Impairment of goodwill	—	165	93
Impairment of intangible assets	30	—	—
Gains on asset dispositions	(76)	(1)	(2)
Equity in earnings of Discovery Communications Holding, LLC	—	(142)	(104)
Equity in loss of unconsolidated affiliates	61	—	—
Deferred income taxes	190	56	42
Minority interests, net of tax	128	—	—
Other noncash expenses (income), net	69	(8)	1
Changes in operating assets and liabilities, net of discontinued operations:
Receivables, net	(45)	4	(10)
Content rights, net	(145)	—	—
Accounts payable and accrued liabilities	(46)	(11)	28
Other, net	(80)	(6)	1

Cash provided by operating activities	569	58	73

Investing Activities
Purchases of property and equipment	(102)	(47)	(77)
Proceeds from business and asset dispositions	139	2	6
Net cash acquired from Newhouse Transaction	45	—	—
Business acquisitions, net of cash acquired	(8)	—	(47)
Purchases of securities	—	—	(52)
Proceeds from sale of securities	24	28	—
Other investing activities, net	—	2	1

Cash provided by (used in) investing activities	98	(15)	(169)

Financing Activities
Ascent Media Corporation spin-off	(356)	—	—
Net repayments of revolver loans	(125)	—	—
Principal repayments of long-term debt	(257)	—	—
Principal repayments of capital lease obligations	(29)	—	—
Net cash from stock option exercises	—	13	—
Other financing activities, net	(7)	(1)	—

Cash (used in) provided by financing activities	(774)	12	—

Effect of exchange rate changes on cash and cash equivalents	(2)	—	—

Change in cash and cash equivalents	(109)	55	(96)
Cash and cash equivalents of continuing operations, beginning of period	8	1	—
Cash and cash equivalents of discontinued operations, beginning of period	201	153	250

Cash and cash equivalents, end of period	$100	$209	$154

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in millions)

										Accumulated
								Additional		Other	Total
	Preferred Stock			Common Stock				Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Series A	Series C	Shares	Series A	Series B	Series C	Capital	Deficit	(Loss) Income	Equity

Balance as of December 31, 2005	—	$—	$—	280	$1	$—	$2	$5,712	$(1,138)	$(2)	$4,575
Net loss	—	—	—	—	—	—	—	—	(46)	—	(46)
Foreign currency translation adjustments, net	—	—	—	—	—	—	—	—	—	18	18

Comprehensive loss	—										(28)
Share-based compensation	—	—	—	—	—	—	—	2	—	—	2

Balance as of December 31, 2006	—	—	—	280	1	—	2	5,714	(1,184)	16	4,549
Net loss	—	—	—	—	—	—	—	—	(68)	—	(68)
Foreign currency translation adjustments, net	—	—	—	—	—	—	—	—	—	8	8
Unrealized losses on securities and derivative instruments, net	—	—	—	—	—	—	—		—	(7)	(7)

Comprehensive loss	—										(67)
Share-based compensation	—	—	—	—	—	—	—	1	—	—	1
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	(1)	—	(1)
Stock option exercises	—	—	—	2	—	—	—	13	—	—	13

Balance as of December 31, 2007	—	—	—	282	1	—	2	5,728	(1,253)	17	4,495
Net income	—	—	—	—	—	—	—	—	317	—	317
Foreign currency translation adjustments, net	—	—	—	—	—	—	—	—	—	(59)	(59)
Unrealized losses on securities and derivative instruments, net	—	—	—	—	—	—	—	—	—	(25)	(25)

Comprehensive income	—										233
Share-based compensation	—	—	—	—	—	—	—	6	—	—	6
Ascent Media Corporation spin-off	—	—	—	—	—	—	—	(709)	—	(11)	(720)
Issuance of preferred stock	140	1	1	—	—	—	—	208	—	—	210
Reversal of deferred tax liability related to DHC’s investment in DCH	—	—	—	—	—	—	—	1,312	—	—	1,312

Balance as of December 31, 2008	140	$1	$1	282	$1	$—	$2	$6,545	$(936)	$(78)	$5,536

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States (U.S.) and approximately 170 other countries, with over 100 television networks offering customized programming in 35 languages. Discovery also develops and sells consumer and educational products and services as well as media sound services in the U.S. and internationally. In addition, the Company owns and operates a diversified portfolio of website properties and other digital services. The Company manages and reports its operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television network programming, web brands, and other digital services; International Networks, consisting principally of international cable and satellite television network programming; and Commerce, Education, and Other, consisting principally of e-commerce, catalog, sound production, and domestic licensing businesses. Financial information for Discovery’s reportable segments is presented in Note 24.

Newhouse Transaction and AMC Spin-off

Discovery was formed in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective ownership interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with and into Discovery, which was consummated on September 17, 2008 (the “Newhouse Transaction”). Prior to the Newhouse Transaction, DCH was a stand-alone private company, which was owned approximately 66 2/3% by DHC and 33 1/3% by Advance/Newhouse. The Newhouse Transaction was completed as follows:

•	On September 17, 2008, DHC completed the spin-off to its shareholders of Ascent Media Corporation (“AMC”), a subsidiary holding the cash and businesses of DHC, except for certain businesses that provide sound, music, mixing, sound effects, and other related services (“Creative Sound Services” or “CSS”) (the “AMC spin-off”) (such businesses remain with the Company following the completion of the Newhouse Transaction). The AMC spin-off was effected as a distribution by DHC to holders of its Series A and Series B common stock. In connection with the AMC spin-off, each holder of DHC Series A common stock received 0.05 of a share of AMC Series A common stock and each holder of DHC Series B common stock received 0.05 of a share of AMC Series B common stock. The AMC spin-off did not involve the payment of any consideration by the holders of DHC common stock and was structured as a tax free transaction under Sections 368(a) and 355 of the Internal Revenue Code of 1986, as amended. There was no gain or loss related to the spin-off. Subsequent to the AMC spin-off, the companies no longer have any ownership interests in each other and operate independently.

•	On September 17, 2008, immediately following the AMC spin-off, DHC merged with a transitory merger subsidiary of Discovery, with DHC continuing as the surviving entity and as a wholly-owned subsidiary of Discovery. In connection with the merger, each share of DHC Series A common stock was converted into the right to receive 0.50 of a share of Discovery Series A common stock and 0.50 of a share of Discovery Series C common stock. Similarly, each share of DHC Series B common stock was converted into the right to receive 0.50 of a share of Discovery Series B common stock and 0.50 of a share of Discovery Series C common stock. A description of Discovery’s common stock, including pertinent rights and preferences, is disclosed in Note 14.

•	On September 17, 2008, immediately following the exchange of shares between Discovery and DHC, Advance/Newhouse contributed its ownership interests in DCH and Animal Planet to Discovery in exchange for Discovery Series A and Series C convertible preferred stock. The preferred stock is convertible at any time into Discovery common stock representing 33 1/3% of the Discovery common stock issued in connection with the Newhouse Transaction, subject to certain anti-dilution adjustments.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A description of Discovery’s preferred stock, including pertinent rights and preferences, is disclosed in Note 14.

As a result of the Newhouse Transaction, DHC and DCH became wholly-owned subsidiaries of Discovery, with Discovery becoming the successor reporting entity.

Basis of Presentation

Newhouse Transaction and AMC Spin-off

In accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), as amended, paragraph 11, the consolidated financial statements and notes present the Newhouse Transaction as though it was consummated on January 1, 2008. Accordingly, the consolidated financial statements and notes for 2008 include the gross combined assets and liabilities, revenues and expenses, and cash flows of both DHC and DCH. Prior to the Newhouse Transaction, DHC accounted for its ownership interest in DCH using the equity method. Accordingly, DHC recorded its portion of DCH’s earnings as an adjustment to the carrying value of its investment. Because the Newhouse Transaction is presented as of January 1, 2008, the 2008 financial statements have been adjusted to eliminate DHC’s investment in DCH and the portion of DCH’s earnings recorded by DHC during the period January 1, 2008 through September 17, 2008. The Company’s Consolidated Statements of Operations present Advance/Newhouse’s ownership interest in DCH as Minority interests, net of tax for the period from January 1, 2008 through September 17, 2008.

The accompanying historical consolidated financial statements and notes for 2007 and 2006 include only the gross assets and liabilities, revenues and expenses, and cash flows of DHC and continue to present DCH’s results of operations as an equity method investment. Information regarding DHC’s investment in DCH prior to the Newhouse Transaction is disclosed in Note 3.

Pursuant to FASB Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations (“FTB 85-5”), Discovery accounted for the Newhouse Transaction as a non-substantive merger. Accordingly, the assets and liabilities of DCH and DHC were accounted for at the investors’ historical bases prior to the Newhouse Transaction. The Newhouse Transaction was determined to be a non-substantive merger because of the following: (i) as Advance/Newhouse was a 33 1/3% owner of DCH prior to the completion of the Newhouse Transaction and is a 33 1/3% owner of Discovery (whose only significant asset is 100% of DCH) immediately following completion of the Newhouse Transaction, there was no effective change in ownership, (ii) the Company’s convertible preferred stock does not provide Advance/Newhouse any special dividend rights and only provides a de minimis liquidation preference, effectively resulting in no additional economic interest being obtained by Advance/Newhouse as compared to its interest in DCH, and (iii) Advance/Newhouse retains significant participatory special class voting rights with respect to the Company’s matters that are consistent with the voting rights it held with respect to DCH prior to the Newhouse Transaction.

The consolidated financial statements reflect certain reclassifications of each company’s financial information to conform to Discovery’s financial statement presentation, as follows:

•	The consolidated financial statements for 2008 have been adjusted to eliminate the separate presentation of DHC’s investment in DCH and the portion of DCH’s earnings recorded by DHC using the equity method during the period January 1, 2008 through September 17, 2008.

•	Advance/Newhouse’s interest in DCH’s earnings for the period January 1, 2008 through September 17, 2008 has been recorded as Minority interests, net of tax in the Consolidated Statements of Operations. Additionally, Minority interests, net of tax has been reclassified from a component of Other (expense) income to a separate account in the Consolidated Statements of Operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Other comprehensive income and Total comprehensive income are now reported in the Consolidated Statements of Stockholders’ Equity rather than in the Consolidated Statements of Operations. Additionally, the Cumulative effect of accounting change has been excluded from Comprehensive income.

•	Certain accounts that were separately reported on the balance sheet prior to the Newhouse Transaction have been combined.

•	DHC’s results, excluding unallocated corporate costs and discontinued operations, have been reported in the Commerce, Education, and Other segment. Unallocated corporate costs are classified in the “Corporate and intersegment eliminations” category.

•	All DHC share and per share data have been adjusted for all periods presented to reflect the exchange with and into Discovery shares, unless otherwise indicated.

As a result of the AMC spin-off, the assets and liabilities and results of operations of AMC are presented as Assets and liabilities of discontinued operations and Income (loss) from discontinued operations, net of tax in the Consolidated Balance Sheets and Consolidated Statements of Operations, respectively, for all periods presented. Cash flows from AMC have not been segregated as discontinued operations in the Consolidated Statements of Cash Flows. Summarized financial information for AMC is presented in Note 5.

Other Discontinued Operations

During 2008, DHC sold its ownership interests in Ascent Media CANS, LLC (DBA “AccentHealth”) and Ascent Media Systems & Technology Services, LLC (“AMSTS”). As DHC’s financial position, results of operations, and cash flows are included in Discovery’s consolidated financial statements for all periods presented, the assets and liabilities and results of operations of AccentHealth and AMSTS are presented as Assets and liabilities of discontinued operations and Income (loss) from discontinued operations, net of tax in the Consolidated Balance Sheets and Consolidated Statements of Operations, respectively, for all periods presented. Cash flows from AccentHealth and AMSTS have not been segregated as discontinued operations in the Consolidated Statements of Cash Flows. A description of the transactions and summarized financial information for AccentHealth and AMSTS are presented in Note 5.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Management continually re-evaluates its estimates, judgments, and assumptions and management’s assessments could change. Actual results may differ from those estimates, judgments, and assumptions and could have a material impact on the consolidated financial statements.

Significant estimates, judgments, and assumptions inherent in the preparation of the consolidated financial statements include consolidation of variable interest entities, accounting for business acquisitions, dispositions, allowances for doubtful accounts, content rights, asset impairments, redeemable interests in subsidiaries, estimating fair value, revenue recognition, depreciation and amortization, share-based compensation, income taxes, and contingencies.

Consolidation

The consolidated financial statements include the accounts of Discovery, all majority-owned subsidiaries in which a controlling interest is maintained, and variable interest entities for which the Company is the primary beneficiary. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights. The Company applies the guidelines set forth in Financial Accounting Standards

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), in evaluating whether it has interests in variable interest entities and in determining whether to consolidate any such entities. All significant inter-company accounts and transactions between consolidated companies have been eliminated in consolidation.

The effects of any changes in the Company’s ownership interest resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties and certain other equity transactions recorded by consolidated subsidiaries or equity investees are accounted for as a capital transaction pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 51, Accounting for the Sales of Stock of a Subsidiary (“SAB 51”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

On January 1, 2008, the Company adopted certain provisions of FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and expands the required disclosures about fair value measurement. The provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis were adopted prospectively on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements. Information related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis is presented in Note 6. The provisions of FAS 157 related to other non-financial assets and liabilities became effective for Discovery on January 1, 2009, and are being applied prospectively. The adoption of FAS 157 related to non-financial assets and liabilities is not expected to have a significant impact on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. The Company did not elect the fair value option for any financial instruments or other items under FAS 159.

Accounting Pronouncements Not Yet Adopted

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). This FSP provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF No. 03-6-1 became effective for Discovery on January 1, 2009, and are being applied retrospectively to all prior-period earnings per share computations. The adoption of FSP EITF No. 03-6-1 will not have a significant impact on earnings per share amounts for prior periods.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset pursuant to FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The provisions of FSP 142-3 became effective for Discovery on January 1, 2009, and are being applied prospectively to intangible assets acquired subsequent

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the effective date. Generally, the impact of FSP 142-3 will depend on future acquisitions of intangible assets.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, as amended (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to include information about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 became effective for Discovery on January 1, 2009. The Company will include the relevant disclosures in the consolidated financial statements beginning with the first quarter of 2009.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). This Statement requires, among other things, that companies: (i) expense business acquisition transaction costs, which are presently included in the cost of the acquisition, (ii) record an asset for in-process research and development, which is presently expensed at the time of the acquisition, (iii) record at fair value amounts for contingencies, including contingent consideration, as of the purchase date with subsequent adjustments recognized in operations, which is presently accounted for as an adjustment of purchase price, (iv) recognize decreases in valuation allowances on acquired deferred tax assets in operations, which are presently considered to be subsequent changes in consideration and are recorded as decreases in goodwill, and (v) measure at fair value any non-controlling interest in the acquired entity. The provisions of FAS 141R became effective for Discovery on January 1, 2009 and will be applied prospectively to new business combinations consummated on or subsequent to the effective date. While FAS 141R applies to new business acquisitions consummated on or subsequent to the effective date, the amendments to FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), with respect to deferred tax valuation allowances and liabilities for income tax uncertainties will be applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business acquisitions. Generally, the impact of FAS 141R will depend on future acquisitions.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires that non-controlling interests be reported within the shareholders’ equity section of the balance sheet and that the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly presented in the statement of income. The provisions of FAS 160 became effective for Discovery on January 1, 2009, and are being applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively to all periods presented.

In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity, for example an agreement to co-produce and distribute programming with another media company. The provisions of EITF 07-1 became effective for Discovery on January 1, 2009 and will not have a significant impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

Highly liquid investments with original maturities of ninety days or less are recorded as cash equivalents. There were no material amounts of restricted cash as of December 31, 2008 and 2007. Additionally, there were no material amounts of bank or book overdrafts as of December 31, 2008 and 2007.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

Investments in entities of 20% to 50%, without a controlling interest, and other investments over which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. Investments in entities of less than 20% over which the Company has no significant influence are accounted for at fair value or using the cost method.

Content Rights

Costs incurred in the direct production, co-production, or licensing of content rights are capitalized and stated at the lower of unamortized cost, fair value, or net realizable value. The Company periodically evaluates the net realizable value of content by considering expected future revenue generation.

The costs of produced and co-produced content airing on the Company’s networks are capitalized and amortized based on the expected realization of revenues, resulting in an accelerated basis over four years for developed networks (Discovery Channel, TLC and Animal Planet in the U.S. Networks segment and Discovery Channel in the International Networks segment), and a straight-line basis over a period up to five years for developing networks (all other networks in the U.S. Networks segment and International Networks segment). The cost of licensed content is capitalized and amortized over the term of the license period based on the expected realization of revenues, resulting in an accelerated basis for developed networks in the United States, and a straight-line basis for all educational ventures. The costs of produced educational content for electronic, video and hardcopy supplements are amortized on a straight-line basis over a three to five year period.

All produced and co-produced content is classified as long-term. The portion of the unamortized licensed content balance that will be amortized within one year is classified as a current asset. The Company’s co-production arrangements generally represent the sharing of production cost. The Company records its share of costs gross and records no amounts for the portion of costs borne by the other party as the Company does not share any associated economics of exploitation.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives, which is 15 to 39 years for buildings and three to five years for furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the terms of the related leases, beginning on the date the asset is put into use. Equipment under capital lease represents the present value of the minimum lease payments at the inception of the lease, net of accumulated depreciation.

Capitalized Software Costs

All capitalized software costs are for internal use. Capitalization of costs occurs during the application development stage. Costs incurred during the preliminary project and post implementation stages are expensed as incurred. Capitalized costs are amortized on a straight-line basis over their estimated useful lives of two to five years.

Goodwill and Indefinite-lived Intangible Assets

Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by using two valuation techniques: a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employed in the DCF analyses are based on the Company’s budget and long-term business plan. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in market transactions. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis.

Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company’s 2008 annual impairment analysis, which was performed during the fourth quarter, did not result in any impairment charges. However, over the past year, the decline in the Company’s stock price has resulted in lower estimated fair values for certain of the Company’s reporting units. The result of this decline is that the estimated fair value of the United Kingdom reporting unit approximates its carrying value. Accordingly, future declines in estimated fair values may result in goodwill impairment charges. It is possible that such charges, if required, could be recorded prior to the fourth quarter of 2009 (i.e., during an interim period) if the Company’s stock price, its results of operations, or other factors require such assets to be tested for impairment at an interim date.

Long-lived Assets

Long-lived assets (e.g., amortizing trademarks, customer lists, other intangibles and property, plant and equipment) do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the likely (i.e., more likely than not) disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

In determining whether a group of assets disposed of should be presented as a discontinued operation, the Company makes a determination as to whether the group of assets being disposed of comprises a component of the entity, which requires cash flows that can be clearly distinguished from the rest of the entity. The Company also determines whether the cash flows associated with the group of assets have been or will be significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. The Company has elected not to segregate the cash flows from discontinued operations in its presentation of the statements of cash flows.

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), requires every derivative instrument to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company uses financial instruments designated as cash flow hedges. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) as interest expense is recorded for debt. The Company uses the cumulative dollar offset method to assess effectiveness. To be highly effective, the ratio calculated by dividing the cumulative change in the value of the actual swap by the cumulative change in the hypothetical swap must be between 80% and 125%. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company uses derivative instruments principally to manage the risk associated with the movements of foreign currency exchange rates and changes in interest rates that will affect the cash flows of its debt transactions. See Note 12 for additional information regarding derivative instruments held by the Company and risk management strategies.

Redeemable Interests in Subsidiaries

For those instruments with an estimated redemption value, redeemable interest in subsidiaries is accreted or amortized to an estimated redemption value ratably over the period to the redemption date. Accretion and amortization are recorded as a component of Minority interests, net of tax. Cash receipts and payments for the sale or purchase of redeemable interests in subsidiaries are included as a component of investing cash flows.

Share-Based and Other Long-term Incentive Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. FASB Statement No. 123R, Share-Based Payment (“FAS 123R”) also requires that the Company record liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in the Consolidated Statements of Operations. These costs are recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. FAS 123R also requires that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

The grant-date fair value of a stock option and the fair value of liability awards are estimated using the Black-Scholes model, consistent with the provisions of FAS 123R and SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”). Because the Black-Scholes model requires the use of subjective

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions, changes in these assumptions can materially affect the fair value of the equity awards. The Company recognizes equity-based compensation expense for awards with graded vesting as a single award and recognizes equity-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period. Equity-based compensation expense is recorded as a component of Selling, general and administrative expense. When recording compensation cost for equity awards, FAS 123R requires companies to estimate the number of equity awards granted that are expected to be forfeited.

The Company classifies as a current liability the intrinsic value of long-term incentive compensation units and stock appreciation rights that are vested or will become vested within one year. Upon voluntary termination of employment, the Company distributes 100% of vested unit benefits if employees agree to certain provisions.

Foreign Currency Translation

The Company’s foreign subsidiaries’ assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation adjustments are included as a separate component of Accumulated other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity. Intercompany accounts of a trading nature are revalued at exchange rates in effect at each month end and are included as part of operating income in the consolidated statements of operations.

Revenue Recognition

Discovery derives revenue from: (i) distribution revenue from cable systems, satellite operators and other distributors, (ii) advertising aired on Discovery’s networks and websites, and (iii) other, which is largely e-commerce, educational, and post-production sound services sales.

Distribution.  Distributors generally pay a per-subscriber fee for the right to distribute Discovery programming under the terms of long-term distribution contracts (“distribution revenue”). Distribution revenue is reported net of incentive costs or other consideration, if any, offered to system operators in exchange for long-term distribution contracts. Discovery recognizes distribution revenue over the term of the contracts based on contracted monthly license fee provisions and reported subscriber levels. Network incentives have historically included upfront cash incentives referred to as “launch support” in connection with the launch of a network by the distributor within certain time frames. Any such amounts are capitalized as assets upon launch of Discovery programming by the distributor and are amortized on a straight line basis as a reduction of revenue over the terms of the contracts. In instances where the distribution agreement is extended prior to the expiration of the original term, Discovery evaluates the economics of the extended term and, if it is determined that the deferred launch asset continues to benefit Discovery over the extended term, then Discovery will adjust the launch amortization period accordingly. Other incentives are recognized as a reduction of revenue as incurred. Following the renewal of a distribution agreement, the remaining deferred consideration is amortized over the extended period. Amortization of deferred launch incentives for the year ended December 31, 2008 was $75 million.

The amount of distribution revenue due to Discovery is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. Therefore, reported distribution revenue is based upon Discovery’s estimates of the number of subscribers receiving Discovery programming for periods for which the distributor has not yet reported. Discovery’s subscriber estimates are based on the most recent remittance or confirmation of subscribers received from the distributor.

Advertising.  Discovery records advertising revenue net of agency commissions and audience deficiency liabilities in the period advertising spots are broadcast. A substantial portion of the advertising sold in the United States includes guaranteed levels of audience that either the program or the advertisement will reach. Deferred revenue is recorded and adjusted as the guaranteed audience levels are achieved. Audience guarantees

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are initially developed by Discovery’s internal research group and actual audience and delivery information is provided by third party ratings services. In certain instances, the third party ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue is based on Discovery’s estimates for any under-delivery of contracted advertising ratings based on the most current data available from the third party ratings service. Differences between the estimated under-delivery and the actual under-delivery have historically been insignificant. Online advertising revenues are recognized as impressions are delivered.

Certain of Discovery’s advertising arrangements include deliverables in addition to commercial time, such as the advertiser’s product integration into the programming, customized vignettes, and billboards. These contracts are evaluated as multiple element revenue arrangements under EITF 00-21, Revenue Arrangements with Multiple Deliverables.

Other.  Commerce revenue is recognized upon product shipment, net of estimated returns, which are not material to Discovery’s consolidated financial statements. Educational service sales are generally recognized ratably over the term of the agreement. Revenue from post-production and certain distribution related services is recognized when services are provided.

Prepayments received for services to be performed at a later date are deferred.

Concentration of Credit Risk and Significant Customers

For the years ended December 31, 2008, 2007, and 2006, no single customer accounted for more than 10% of consolidated revenue.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs during the year ended December 31, 2008 totaled $145 million. No material advertising costs were recorded by DHC during the years ended December 31, 2007 and 2006.

Income Taxes

Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized.

Effective January 1, 2007, Discovery adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority upon settlement, the Company may record the benefits of such tax position in its consolidated financial statements. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The adoption of FIN 48 did not materially impact the Company’s consolidated financial statements.

Minority Interests

In addition to the accretion and amortization on redeemable minority interests, the Company records minority interest expense for the portion of the earnings of consolidated entities which are applicable to the minority interest partners.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	DISCOVERY HOLDING COMPANY INVESTMENT IN DISCOVERY COMMUNICATIONS HOLDING, LLC

Prior to the Newhouse Transaction described in Note 1, DCH was a stand-alone private company, which was owned approximately 66 2/3% by DHC and 33 1/3% by Advance/Newhouse. DHC previously accounted for its investment in DCH using the equity method. In connection with the Newhouse Transaction, DHC and Advance/Newhouse combined their respective ownership interests in DCH to create Discovery. Pursuant to ARB 51 and FTB 85-5, the 2008 consolidated financial statements and notes present the Newhouse Transaction as a non-substantive merger consummated as of January 1, 2008. Accordingly, the consolidated financial statements and notes for 2008 include the gross combined assets and liabilities, revenues and expenses, and cash flows of both DHC and DCH. Additionally, the consolidated financial statements for 2008 have been adjusted to eliminate the presentation of DHC’s investment in DCH and the portion of DCH’s earnings recorded by DHC using the equity method during the period January 1, 2008 through September 17, 2008. The following information has been disclosed as it is relevant for understanding DHC’s historical accounting for its investment in DCH prior to the Newhouse Transaction.

Through May 14, 2007, DCH was owned by DHC (50% ownership interest), Advance/Newhouse (25% ownership interest), and Cox Communications Holdings, Inc. (“Cox”) (25% ownership interest). On May 14, 2007, DCH was reorganized. Immediately following the reorganization, DHC, Advance/Newhouse, and Cox each held the same ownership interests in DCH.

On May 14, 2007, subsequent to the reorganization of DCH, Cox exchanged its 25% ownership interest in DCH for all of the capital stock of a DCH subsidiary that held Travel Channel and travelchannel.com (collectively, the “Travel Business”) and approximately $1.3 billion in cash (the “Cox Transaction”). DCH retired the membership interest previously owned by Cox. Accordingly, the ownership interests in DCH held by DHC and Advance/Newhouse were increased to 66 2/3% and 33 1/3%, respectively. Although it held a majority ownership interest, subsequent to the Cox Transaction DHC continued to account for its investment in DCH using the equity method because of certain governance rights held by Advance/Newhouse that restricted DHC’s ability to control DCH.

The Cox Transaction resulted in no additional investments in DCH. However, the Cox Transaction resulted in a new basis of accounting that created a combined basis differential of $929 million between the carrying values of DHC’s and Advance/Newhouse’s investments in DCH and their share of the underlying net assets of DCH. The following table presents a summary of the allocation of the basis differential.

		Useful Life
Account	Allocation	(Years)
	(amounts in millions)

Content rights	$32	14
Customer relationships	$491	8 - 29
Trademarks	$155	Indefinite
Goodwill	$251	Indefinite

Total	$929

The September 30, 2008 consolidated financial statements disclosed a combined basis differential of $799 million between the carrying values of DHC’s and Advance/Newhouse’s investments in DCH and their share of the underlying net assets of DCH. The adjustment results from the revision of the original fair value assessment used to allocate the basis differential between goodwill and other intangible assets.

In connection with the Newhouse Transaction, Discovery has recorded the total basis differential of $929 million to the respective asset accounts in the Consolidated Balance Sheets. The portions of the total basis differential allocated to content rights and customer relationships are amortized using the straight-line method over their estimated useful lives. Amortization expense for the basis differential attributable to content

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rights and customer relationships, including minority interests, totaled $2 million and $24 million, respectively, during the year ended December 31, 2008.

From January 1, 2006 through May 14, 2007, DHC recorded its 50% share of the earnings of DCH. From May 15, 2007 through September 17, 2008, DHC originally recorded its 66 2/3% share of DCH’s earnings. As described in Note 1, the financial results of both DHC and DCH are presented on a combined basis in Discovery’s financial statements as of January 1, 2008. Accordingly, the consolidated financial statements for 2008 have been adjusted to eliminate the presentation of DHC’s investment in DCH and the portion of DHC’s earnings recorded by DHC using the equity method during the period January 1, 2008 through September 17, 2008. However, the accompanying historical consolidated financial statements and notes for 2007 and 2006 include only the gross assets and liabilities, revenues and expenses, and cash flows of DHC and continue to present DCH’s results of operations as an equity method investment. Advance/Newhouse’s interest in DCH’s earnings for the period January 1, 2008 to September 17, 2008 has been recorded as a component of Minority interests, net of tax in Consolidated Statements of Operations.

DHC’s carrying value for its investment in DCH was $3.3 billion at December 31, 2007.

The following tables present a summary of financial information for DCH as of and for the two years ended December 31, 2007.

As of
December 31, 2007
(amounts in millions)

Cash and cash equivalents	$45
Other current assets	1,032
Property and equipment, net	397
Goodwill	4,870
Intangible assets, net	182
Noncurrent content rights, net	1,048
Other noncurrent assets	386

Total assets	$7,960

Total current liabilities	$850
Long-term debt	4,109
Other noncurrent liabilities	244
Redeemable interests in subsidiaries	49
Members’ equity	2,708

Total liabilities and members’ equity	$7,960

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2007	2006
	(amounts in millions)

Revenues	$3,127	$2,883
Cost of revenues, excluding depreciation and amortization listed below(a)	(1,167)	(1,023)
Selling, general and administrative(a)	(1,296)	(1,153)
Depreciation and amortization	(131)	(122)
Asset impairments	(26)	—
Exit and restructuring charges	(20)	—
Gain on business disposition	135	—

Operating income	622	585
Minority interests	(8)	(3)
Interest expense, net	(249)	(194)
Other (expense) income, net	(1)	31
Provision for income taxes	(77)	(190)

Income from continuing operations	287	229
Loss from discontinued operations, net of tax	(65)	(22)

Net income	$222	$207

DHC’s share of DCH’s net income	$142	$103

(a)	Reflects reclassifications of previously presented information of marketing costs from Cost of revenues to Selling, general and administrative of $6 million and $10 million during the years ended December 31, 2007 and 2006, respectively.

Separate consolidated financial statements for DCH as of and for the two years ended December 31, 2007 are included in a separate schedule in Part IV of this Annual Report on Form 10-K, in accordance with SEC Regulation S-X Rule 3-09, Separate Financial Statements of Subsidiaries not Consolidated and 50 Percent or Less Owned Persons.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Discovery holds investments in multiple ventures, most of which were determined to be variable interest entities. Pursuant to FIN 46R, it was determined that Discovery is the primary beneficiary of the ventures determined to be variable interest entities and is required to consolidate them accordingly. The following table provides a list of variable interest entities consolidated by Discovery as of December 31, 2008.

Percentage of
Ownership

Ventures with the British Broadcasting Corporation:
JV Programs, LLC (“JVP”)	50%
Joint Venture Network, LLC (“JVN”)	50%
Animal Planet Europe	50%
Animal Planet Latin America	50%
People & Arts Latin America	50%
Animal Planet Asia	50%
Animal Planet Japan	33%
Other ventures:
Oprah Winfrey Network	50%

During the year ended December 31, 2008, $11 million of net income generated by the ventures was allocated to other venture partners, which was recorded as a component of Minority interests, net of tax in the Consolidated Statements of Operations.

Ventures with the British Broadcasting Corporation

The Company and the British Broadcasting Corporation (“BBC”) formed several cable and satellite television network ventures, other than JVN, to produce and acquire factual-based content. The JVN venture was formed to provide debt funding to the other ventures. In addition to its own funding requirements, Discovery has assumed the BBC’s funding requirements, giving the Company preferential cash distribution for these joint ventures. As the BBC does not have risk of loss, no cumulative operating losses generated by the ventures are allocated to the BBC’s minority interests.

Pursuant to the venture agreements, the BBC has the right to require the Company to purchase the BBC’s interests in the People & Arts Latin America venture and the Animal Planet ventures if certain conditions are not met. Additional information regarding the BBC’s put right is disclosed in Note 13.

Oprah Winfrey Network

On June 19, 2008, Discovery entered into a 50-50 joint venture with Oprah Winfrey and Harpo, Inc. (“Harpo”) to rebrand Discovery Health Channel as OWN: The Oprah Winfrey Network (“OWN Network”). It is expected that Discovery Health will be rebranded as the OWN Network in late 2009 or early 2010. Pursuant to the arrangement, Discovery will contribute its interest in the Discovery Health Channel and certain DiscoveryHealth.com content and Harpo will contribute the Oprah.com website (which will serve as the platform for the venture website) and certain Oprah.com content. Discovery and Harpo are required make these contributions on the launch date unless it is mutually agreed that certain contributions will be made prior to the launch date for the benefit of the venture. As of December 31, 2008, the Company and Harpo have not made any contributions to the OWN Network venture. During the year ended December 31, 2008, the Company incurred $7 million in transaction costs related to the formation of the OWN Network. Such costs are not credited to Discovery’s funding commitment disclosed below.

Pursuant to the venture agreement, Discovery is committed to fund up to $100 million of the venture’s operations through September 2011. To the extent funding the joint venture in excess of $100 million is necessary, the Company may provide additional funds through a member loan or require the venture to seek third party financing. During the year ended December 31, 2008, the Company funded $6 million of the OWN

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Network’s operating costs. As Harpo has not yet contributed any assets to the venture, the Company is recording 100% of the losses.

Pursuant to the venture agreement, Harpo has the right to require the Company to purchase its interest in the OWN Network venture if certain conditions are not met. Additional information regarding Harpo’s put right is disclosed in Note 13.

5.	DISPOSITIONS

Business Dispositions

Ascent Media Corporation Spin-off

On September 17, 2008, as part of the Newhouse Transaction, DHC completed the spin-off to its shareholders of AMC, a subsidiary holding the cash and businesses of DHC, except for certain businesses that provide sound, music, mixing, sound effects and other related services. The AMC spin-off did not involve the payment of any consideration by the holders of DHC common stock and was structured as a tax free transaction under Sections 368(a) and 355 of the Internal Revenue Code of 1986, as amended. There was no gain or loss related to the spin-off. Subsequent to the AMC spin-off, the companies no longer have any ownership interests in each other and operate independently. As there is no continuing involvement in the operations of AMC, the assets and liabilities and results of operations of AMC are presented as discontinued operations in the Consolidated Balance Sheets and Consolidated Statements of Operations for all periods presented in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). Cash flows from AMC have not been segregated as discontinued operations in the Consolidated Statements of Cash Flows.

Ascent Media Systems & Technology Services, LLC

On September 8, 2008, DHC sold its ownership interests in AMSTS for approximately $7 million in cash. It was determined that AMSTS was a non-core asset, and the sale of AMSTS was consistent with DHC’s strategy to divest non-core assets. DHC recognized a pre-tax gain of approximately $3 million in connection with the sale of AMSTS, which is recorded as a component of Income (loss) from Discontinued Operations, net of tax. As there is no continuing involvement in the operations of AMSTS, the assets and liabilities and results of operations of AMSTS are presented as discontinued operations in the Consolidated Balance Sheets and Consolidated Statements of Operations for all periods presented in accordance with FAS 144. Cash flows from AMSTS have not been segregated as discontinued operations in the Consolidated Statements of Cash Flows. AMSTS was part of the AMC business.

Ascent Media CANS, LLC Disposition

On September 4, 2008, DHC sold its ownership interests in Ascent Media CANS, LLC (DBA AccentHealth) for approximately $119 million in cash. It was determined that AccentHealth was a non-core asset, and the sale of AccentHealth was consistent with DHC’s strategy to divest non-core assets. DHC recognized a pre-tax gain of approximately $64 million in connection with the sale of AccentHealth, which is recorded as a component of Net Income from Discontinued Operations. As there is no continuing involvement in the operations of AccentHealth, the assets and liabilities and results of operations of AccentHealth are presented as discontinued operations in the Consolidated Balance Sheets and Consolidated Statements of Operations for all periods presented in accordance with FAS 144. Cash flows from Accent Health have not been segregated as discontinued operations in the Consolidated Statements of Cash Flows. Accent Health was a part of the AMC business.

Asset Dispositions

During 2008, DHC disposed of certain buildings and equipment for approximately $13 million in cash. DHC recognized a pre-tax gain of approximately $9 million in connection with the asset disposals. The disposed assets were part of the AMC business.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Discontinued Operations

The following tables present summary financial information related to the discontinued operations of the above business dispositions as of December 31, 2007 and for the three years ended December 31, 2008. There were no assets or liabilities of discontinued operations as of December 31, 2008.

As of
December 31, 2007
(amounts in millions)

Current assets	$352
Property and equipment, net	265
Goodwill	127
Intangible assets, net	10
Other noncurrent assets	32

Total assets	$786

Current liabilities	$112
Noncurrent liabilities	23

Total liabilities	$135

Net assets of discontinued operations	$651

	Years Ended December 31,
	2008	2007	2006
	(amounts in millions)

Revenues from discontinued operations	$484	$631	$608
Loss from the operations of discontinued operations before income taxes	(6)	(151)	(95)
Gains on dispositions(a)	67	—	—

Income (loss) from discontinued operations(b)	61	(151)	(95)
Provision for income taxes	(18)	(3)	(3)

Income (loss) from discontinued operations, net of tax	$43	$(154)	$(98)

Income (loss) per share from discontinued operations:
Basic	$0.13	$(0.55)	$(0.35)

Diluted	$0.13	$(0.55)	$(0.35)

Weighted average number of shares outstanding:
Basic	321	281	280

Diluted	322	281	280

(a)	Gains on dispositions include $3 million from the sale of AMSTS and $64 million from the sale of Accent Health, which were part of the AMC business.

(b)	AMC’s operating results for the year ended December 31, 2008 include $9 million in gains from asset disposals. Operating results for AMC for the year ended December 31, 2007 include goodwill impairment charges of $165 million. During the year ended December 31, 2006, AMC recorded a goodwill impairment charge of $93 million and exit and restructuring charges of $11 million. Information regarding the goodwill impairment charges is disclosed in Note 10.

No interest expense was allocated to discontinued operations for the periods presented herein since there was no debt specifically attributable to discontinued operations or that was required to be repaid following the spin-off.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted FAS 157 for all financial instruments accounted for at fair value on a recurring basis. In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on: (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2008.

		Fair Value Measurements
		as of December 31, 2008 Using:
		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value as of	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(amounts in millions)

Assets:
Available-for-sale securities (Note 7)	$15	$15	$—	$—
Trading securities (Note 7)	36	36	—	—
Liabilities:
Derivatives (Note 12)	(112)	—	(112)	—
Supplemental retirement plan (Note 16)	(36)	—	(36)	—
HSW International, Inc. liability (Note 7)	(7)	—	(7)	—
Redeemable interests in subsidiaries (Note 13)	(49)	—	—	(49)

	$(153)	$51	$(155)	$(49)

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Generally, liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar liabilities in active markets, adjusted for any terms specific to that liability and nonperformance risk. Through September 30, 2008, the fair value of the Company’s liability to sell and distribute the proceeds of its investment in HSW International, Inc. (HSWI) to former shareholders of HSW was determined by using a discounted cash flow analysis. During the quarter-ended December 31, 2008, the Company began using a Black-Scholes option pricing model to value this liability. Information regarding the Company’s investment in HSWI and the HSWI liability is disclosed in Note 7. The fair value of the redeemable interests in subsidiaries was determined based on the Company’s best estimate of a negotiated value. Information regarding the redeemable interests in subsidiaries is disclosed in Note 13.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation between the beginning and ending balances of liabilities classified as Level 3 measurements and identifies the related net income recognized during the year ended December 31, 2008 on such liabilities that were included in the Consolidated Balance Sheet at December 31, 2008.

		Redeemable
	HSWi	Interests
	Liability	in Subsidiaries
	(amounts in millions)

Balance as of January 1, 2008	$(54)	$(49)
Total gains:
Included in net income	47	—
Included in other comprehensive income	—	—
Purchases, issuances, settlements, net	—	—
Transfers (in) and/or out of Level 3	7	—

Balance as of December 31, 2008	$—	$(49)

During the year ended December 31, 2008, total gains of $47 million related to the reduction in the fair value of the HSWI liability were recorded in Other, net in the Consolidated Statements of Operations.

7.	INVESTMENTS

The following table presents a summary of the Company’s investments.

	As of December 31,
	2008	2007
	(In millions)

Investment in Discovery Communications Holding, LLC (Note 3)	$—	$3,272
Other equity-method investments	35	—
Trading securities	36	—
Available-for-sale securities	15	—

	$86	$3,272

Other Equity-Method Investments

As of December 31, 2008, investments accounted for using the equity method primarily included Discovery Japan (50% owned), a cable and satellite television network joint venture, HSWI (43% owned), an online source with a perpetual royalty free license to exploit HSW online content in certain foreign markets, and Discovery Canada (20% owned), a cable and satellite television network joint venture. Such investments were recorded as a component of Other noncurrent assets in the Consolidated Balance Sheets.

During the year ended December 31, 2008, the Company recognized pretax impairment charges of $57 million related to the investment in HSWI, which is recorded as a component of Equity in loss of unconsolidated affiliates in the Consolidated Statements of Operations. The impairment charge for HSWI reflects an other-than-temporary decline in the fair value of HSWI’s common stock following lower than expected operating performance. As of December 31, 2008, the stock price for HSWI was below its liquidation value, and the Company utilized the HSWI liquidation value per share to determine the equity investment asset value.

The carrying value of the Company’s equity-method investments approximates its portion of the underlying net assets of the investees.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the quoted market price as of December 31, 2008, the fair value of the Company’s investments in publicly traded companies accounted for using the equity method approximates the Company’s carrying value.

Trading Securities

Trading securities primarily include investments in mutual funds owned as part of the Company’s supplemental retirement plan and are used to offset changes in certain liabilities associated with the Company’s deferred compensation plan. Such investments are recorded at fair value as a component of Other current assets in the Consolidated Balance Sheets. Discovery records gains or losses from the change in fair value of trading securities, offset by gains or losses from changes in the value of the supplemental retirement plan liability, as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations. The gains or losses from changes in the fair value of the trading securities and the supplemental retirement liability were not material for all periods presented.

Available-for-Sale Securities

As of December 31, 2008, the Company held available-for-sale securities with a fair value of $15 million, including a cost basis of $9 million and gross unrealized gains of $6 million. Available-for-sale securities primarily include investments in common stock of publicly traded companies. Such securities are recorded as a component of Other noncurrent assets in the Consolidated Balance Sheets. The Company records changes in the fair value of available-for-sale securities as a component of Other comprehensive income, until realized. Changes in the fair value of available-for-sale securities were not material for all periods presented

During the years ended December 31, 2008 and 2007, AMC, which is reflected as discontinued operations, sold securities for $24 million and $28 million in cash, respectively. There were no material gains or losses associated with these sales.

8.	CONTENT RIGHTS

The following table presents a summary of the components of content rights of the Company’s continuing operations as of December 31, 2008 (no such amounts were recorded by DHC as of December 31, 2007).

As of
December 31, 2008
(amounts in millions)

Produced content rights:
Completed	$1,420
In-production	270
Co-produced content rights:
Completed	462
In-production	63
Licensed content rights:
Acquired	218
Prepaid	17

Content rights, at cost	2,450
Accumulated amortization	(1,214)

Content rights, net	1,236
Less: current portion	73

Non current portion	$1,163

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to content rights was $658 million during the year ended December 31, 2008, which was recorded as a component of Cost of revenues in the Consolidated Statements of Operations. Amortization expense included impairment charges of $35 million for completed content and other charges of $4 million related to the write-off of content that was in production at the Company’s U.S. Networks and International Networks segments. The impairment charges and write-offs were the result of management evaluating the Company’s programming portfolio assets and concluding that certain programming was no longer aligned with the Company’s strategy and would no longer be aired.

9.	PROPERTY AND EQUIPMENT

The following table presents a summary of the components of property and equipment of the Company’s continuing operations as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007
	(amounts in millions)

Land	$29	$—
Buildings	169	7
Furniture and equipment	466	11
Capitalized software	151	—
Leasehold improvements	82	11
Accumulated depreciation	(502)	(24)

Total property and equipment, net	$395	$5

Depreciation expense related to property and equipment, including amortization of assets acquired under capital lease, of continuing operations was $109 million, $2 million, and $3 million during the years ended December 31, 2008, 2007, and 2006, respectively. Amortization expense related to property and equipment acquired under capital lease of continuing operations was $12 million during the year ended December 31, 2008. There was no amortization expense related to property and equipment acquired under a capital lease of continuing operations during the years ended December 31, 2007 and 2006. Accumulated amortization for property and equipment acquired under a capital lease of continuing operation was $30 million as of December 31, 2008 with no amounts as of December 31, 2007.

Depreciation expense related to property and equipment, including amortization of assets acquired under capital lease, of discontinued operations was $46 million, $64 million, and $64 million during the years ended December 31, 2008, 2007, and 2006, respectively.

The net book value of capitalized software costs totaled $46 million as of December 31, 2008. Software costs of $12 million were capitalized during the year ended December 31, 2008. Amortization of capitalized software costs totaled $21 million during the year ended December 31, 2008. There were no material amounts of capitalized software costs capitalized during the years ended December 31, 2007 and 2006. Additionally, there were no write-offs for capitalized software costs during the year ended December 31, 2008.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents a summary of changes in the carrying value of the Company’s goodwill of continuing operations, by segment, for the years ended December 31, 2008 and 2007.

			Commerce,	DHC
	U. S.	International	Education, and	Discovery
	Networks	Networks	Other	Investment	Total

Balance as of December 31, 2007(a)	$—	$—	$11	$1,771	$1,782
Newhouse Transaction(b)	5,382	1,221	38	(1,771)	4,870
Excess investor basis goodwill(c)	187	64	—	—	251
HSW purchase accounting adjustment(d)	(13)	—	—	—	(13)
Translation and other	13	(12)	—	—	1

Balance as of December 31, 2008	$5,569	$1,273	$49	$—	$6,891

(a)	There were no material changes in the carrying value of the Company’s goodwill of continuing operations during the year ended December 31, 2007. The December 31, 2007 goodwill balance excludes $127 million of goodwill related to AMC, which was spun-off during the year ended December 31, 2008. The December 31, 2007 AMC goodwill balance is recorded in Assets of discontinued operations in the Consolidated Balance Sheets. Information regarding the AMC spin-off is disclosed in Note 1.

(b)	The change in goodwill carrying value represents $4.9 billion in goodwill previously recorded by DCH as of December 31, 2007 and the allocation of goodwill previously allocated to DHC’s equity investment in DCH to Discovery segments. Discovery recorded the allocation as of January 1, 2008 in connection with the Newhouse Transaction. Information regarding the Newhouse Transaction is disclosed in Note 1.

(c)	The $251 million change in goodwill carrying value represents the basis differential between the carrying value of DHC’s and Advance/Newhouse’s investments in DCH and their share of DCH’s underlying net assets allocated to goodwill as a result of the Cox Transaction. Information regarding the investor basis differential is disclosed in Note 3.

(d)	During the year ended December 31, 2008, the Company adjusted the deferred tax liabilities associated with DCH’s acquisition of HSW in December 2007 following an assessment of acquired net operating loss carry-forwards that would be realizable, which resulted in a $13 million reduction of goodwill.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The following table presents a detailed list of the gross carrying value of the Company’s intangible assets and related accumulated amortization of continuing operations, by major category, as of December 31, 2008 and 2007.

	Weighted Average	December 31, 2008			December 31, 2007(a)
	Amortization Period		Accumulated			Accumulated
	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
		(amounts in millions)

Intangible assets subject to amortization:
Trademarks	6	$55	$(23)	$32	$—	$—	$—
Customer lists(b)	24	611	(107)	504	—	—	—
Other	5	36	(24)	12	4	(4)	—

Total		702	(154)	548	4	(4)	—
Intangible assets not subject to amortization:
Trademarks(c)		168	—	168	1	—	1

Total		$870	$(154)	$716	$5	$(4)	$1

(a)	The December 31, 2007 intangible asset and accumulated amortization balances exclude amounts related to AMC, which was spun-off during the year ended December 31, 2008. Specifically, intangible assets exclude $15 million in other intangibles for AMC, with a net balance of $5 million, and $5 million in non-amortizing trade names as of December 31, 2007. AMC intangible asset and accumulated amortization balances are recorded in Assets of discontinued operations in the Consolidated Balance Sheets. Information regarding the AMC spin-off is disclosed in Note 1.

(b)	The balance includes the gross carrying value of $491 million related to customer relationships allocated to the basis differential between the carrying value of DHC’s and Advance/Newhouse’s investments in DCH and their share of DCH’s underlying net assets resulting from the Cox Transaction. Information regarding the investor basis differential is disclosed in Note 3.

(c)	The balance includes the gross carrying value of $155 million related to non-amortizing trademarks allocated from the basis differential between the carrying value of DHC’s and Advance/Newhouse’s investments in DCH and their share of DCH’s underlying net assets resulting from the Cox Transaction. Information regarding the investor basis differential is disclosed in Note 3.

Amortization expense related to intangible assets of continuing operations was $77 million during the year ended December 31, 2008. There was no amortization expense related to intangible assets of continuing operations in 2007 and 2006. Amortization expense related to intangible assets of discontinued operations was $1 million in each of the years ended December 31, 2007 and 2006.

The following table presents the Company’s estimate of its aggregate annual amortization expense for intangible assets subject to amortization for each of the succeeding five years based on the amount of intangible assets as of December 31, 2008.

	2009	2010	2011	2012	2013	Thereafter
	(Amounts in millions)

Amortization expense	$56	$53	$33	$30	$26	$350

The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions, or impairments.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairments

Goodwill and non-amortizing trademarks are tested annually for impairment during the fourth quarter, or earlier upon the occurrence of certain events or substantive changes in circumstances. Information regarding the Company’s methodology for determining whether goodwill and non-amortizing trademarks or long-lived assets are impaired is disclosed in Note 2. Based on its annual impairment test, the Company concluded there was no impairment of goodwill or non-amortizing trademarks during the year ended December 31, 2008.

During the year ended December 31, 2008, an impairment review in accordance with FAS 144 was required for HSW, following lower than expected operating performance and changes in long term expectations. The Company determined that intangible assets of HSW, an asset group within the U.S. Networks segment, were impaired. Accordingly, a pretax charge to amortizing trademarks and customer relationships of $25 million and $5 million, respectively, was recorded during the year ended December 31, 2008. To determine the fair value of intangible assets, the Company used discounted cash flow analyses, including a discount factor of 18% and a long-term growth rate of 11%.

During the year ended December 31, 2007, the Company recorded a goodwill impairment charge of $165 million related to its Network Services Group segment, which was disposed of as part of the AMC spin-off. The Company used a discounted cash flows analysis to measure the fair value of the Network Services Group segment and the implied value of goodwill related to this reporting unit. The goodwill impairment was the result of lower estimates of future net operating cash flows due to a continued decline in operating cash flow margins as a percent of revenue, resulting from competitive conditions in the entertainment and media services industries and increasingly complex customer requirements.

During the year ended December 31, 2006, the Company recorded a goodwill impairment charge of $93 million related to its Creative Services Group segment, which was disposed of as part of the AMC spin-off. The Company principally used market multiples of revenues and operating cash flows of similar companies to measure the fair value of the Creative Services Group segment and the implied value of goodwill related to this reporting unit. The goodwill impairment was the result of the Company realigning its operations into two global divisions and declining revenues and operating cash flows related to this reporting unit. The Company restructured its operations to better align the organization with the Company’s strategic goals and to respond to changes within the industry driven by technology and customer requirements.

These impairment charges were noncash in nature and did not affect the Company’s liquidity or result in non-compliance of any debt covenants. The impairment charges incurred during the years ended December 31, 2007 and 2006 are recorded in Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	DEBT

December 31, 2008
(amounts in millions)

$1.0 billion Term Loan A due quarterly to October 2010	$938
$1.6 billion Revolving Loan, due October 2010	315
$1.5 billion Term Loan B due quarterly September 2007 to May 2014	1,478
7.45% Senior Notes, semi-annual interest, due September 2009	55
8.37% Senior Notes, semi-annual interest, due March 2011	220
8.13% Senior Notes, semi-annual interest, due September 2012	235
Floating Rate Senior Notes (3.3% at December 31, 2008), semi-annual interest, due December 2012	90
6.01% Senior Notes, semi-annual interest, due December 2015	390
Obligations under capital leases	67
Other notes payable	1

Subtotal	3,789
Current portion	(458)

Total long-term debt	$3,331

In May 2007, DCH, a wholly owned subsidiary of the Company, entered into a $1.5 billion seven year term loan credit agreement. Borrowings under this agreement bear interest at London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.0% or the higher of (a) the Federal Funds Rate plus 1/2 of 1% or (b) “prime rate” set by Bank of America plus an applicable margin of 1.0% at the Company’s discretion. The company capitalized $5 million of deferred financing costs as a result of this transaction. As of December 31, 2008, there was approximately $1.5 billion outstanding under the term loan agreement with an interest rate of 3.46%, excluding interest rate hedges. During 2008, the weighted average interest rate under this credit agreement was 5.6%.

In October 2008, the Company’s United Kingdom subsidiary, Discovery Communications Europe Limited (“DCEL”), a wholly owned subsidiary of the Company, executed a £10 million uncommitted facility on similar terms to the prior facility in order to supplement working capital requirements. The facility has a one year term or may be cancelled earlier by either DCEL or the financial institution and is guaranteed by Discovery Communications, LLC (a wholly-owned subsidiary of the Company). As of December 31, 2008 the Company had no outstanding debt under this facility.

In December 2008, DCEL also cancelled its €260 million three year multicurrency revolving credit agreement which was due to mature in April 2009.

In March 2008, DCL borrowed additional funds under its U.S. Credit Facility (Revolving Loan and Term Loan A) to redeem the maturing $180 million Senior Notes. As of December 31, 2008, the Company had $1.3 billion outstanding ($938 million Term Loan A and $315 million Revolving Loan) under the facility with a weighted average interest rate of 2.67%. The amount available under the revolving facility was $1.2 billion, net of amounts committed for standby letters of credit of $3 million issued. During 2008, the average interest rate under the U.S. Credit Facility was 4.09%. The Company’s debt agreements have certain restrictions on the payment of dividends from subsidiaries.

Discovery’s $1.5 billion term loan is secured by the assets of DCH, excluding assets held by DCH’s subsidiaries. The remaining Term Loan, Revolving Loans and Senior Notes are unsecured.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company’s scheduled maturities of long-term debt, excluding obligations under capital leases and other notes payable were as follows:

	2009	2010	2011	2012	2013	Thereafter
	(amounts in millions)

Long-term debt	$445	$893	$235	$340	$15	$1,793

The Company uses derivative instruments to modify its exposure to interest rate fluctuations on its debt. The Term Loans, Revolving Facility, and Senior Notes contain covenants that require the Company to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, borrowing level, mergers, and purchases of capital stock, assets, and investments. The Company is in compliance with all debt covenants as of December 31, 2008.

Future minimum payments under capital leases are as follows: $18 million in 2009, $17 million in 2010, $17 million in 2011, $13 million in 2012, $7 million in 2013, and $10 million thereafter. Total interest to be paid in relation to these future minimum payments is approximately $15 million.

12.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not hold or enter into financial instruments for speculative trading purposes.

The Company’s interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. These instruments include swaps and swaptions to modify interest rate exposure. The variable to fixed interest rate instruments are based on the three-month LIBOR rate and have a notional principal amount of $2.3 billion and have a weighted average interest rate of 4.68% at December 31, 2008. The fixed to variable interest rate agreements have a notional principal amount of $50 million and have a weighted average interest rate of 7.90% at December 31, 2008. At December 31, 2008, the Company held an unexercised interest rate swap put with a notional amount of $25 million at a fixed rate of 5.44%. On December 19, 2008, the Company entered into a $560 million forward starting swap with a fixed rate of 2.44%, based on the three-month LIBOR rate, starting December 31, 2009 and maturing on March 31, 2014. As a result of unrealized mark-to-market adjustments $58 million in losses on these instruments were recorded in 2008.

The fair value of these interest rate derivative instruments, which aggregate ($107) million at December 31, 2008, is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets. Changes in the fair value of these derivative instruments are recorded as a component of operating cash flows.

Of the total notional amount of $2.9 billion in interest rate derivatives, a notional amount of $2 billion of these derivative instruments are effective cash flow hedges. The value of these hedges at December 31, 2008 was ($71) million with changes in the mark-to-market value recorded as a component of other comprehensive income (loss), net of taxes. Should any portion of these instruments become ineffective due to a restructuring in the Company’s debt, the monthly changes in fair value would be reported as a component of other income on the Statement of Operations. The Company does not expect material hedge ineffectiveness in the next twelve months.

The foreign exchange instruments used are spot, forward, and option contracts. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At December 31, 2008, the notional amount of foreign exchange derivative contracts was $75 million. During the year ended December 31, 2008, the Company recorded unrealized mark-to-market adjustments of $4 million in losses related to these instruments as a component of Accumulated other comprehensive loss. There were no unrealized mark-to-market adjustments in 2007 and

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. The fair value of these derivative instruments is recorded as a component of long-term liabilities and Other current liabilities in the Consolidated Balance Sheets. These derivative instruments did not receive hedge accounting treatment.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, receivables, and accounts payable approximate their carrying values. Marketable equity securities are carried at fair value and fluctuations in fair value are recorded through other comprehensive income (loss). Losses on investments that are other than temporary declines in value are recorded in the statement of operations.

The carrying amount of the Company’s borrowings was $3.8 billion and the fair value was $3.4 billion at December 31, 2008 which was estimated based on current market rates and credit pricing for similar debt type and maturity.

The carrying amount of all derivative instruments represents their fair value. The net fair value of the Company’s short and long-term derivative instruments is ($114) million at December 31, 2008; 27%, 49%, 24%, and less than 1% of these derivative instrument contracts will expire in 2009, 2010, 2011, and 2012 and thereafter, respectively.

The fair value of derivative contracts was estimated by management including information regarding interest rate and volatility market data from brokers. As of December 31, 2008, an estimated 100 basis point parallel shift in the interest rate yield curve would change the fair value of the Company’s portfolio by approximately $49 million.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company’s trade receivables and investments do not represent a significant concentration of credit risk at December 31, 2008 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

13.	REDEEMABLE INTERESTS IN SUBSIDIARIES

People+Arts Latin America and Animal Planet Channel Group

As disclosed in Note 4, Discovery and the BBC have formed several cable and satellite television network joint ventures to develop and distribute programming content. Under certain terms outlined in the contract, the BBC has the right every three years, commencing December 31, 2002, to put to the Company its interests in: (i) People+Arts Latin America, and/or (ii) certain Animal Planet channels outside of the U.S. (the “Channel Groups”), in each case for a value determined by a specified formula. In January 2009, the BBC requested that a determination be made whether such conditions have occurred with respect to both Channel Groups as of December 31, 2008. The contractual redemption value is based upon an estimate of the proceeds from a hypothetical sale of the Channel Groups and a distribution of the proceeds to the venture partners based on various rights and preferences. As the Company has funded all operations from inception of the ventures through December 31, 2008, the Company believes that it has accumulated rights and preferences in excess of the fair market value of the Channel Groups. However, due to the complexities of the redemption formula, the Company has accrued the minority interest to an estimated negotiated value of $49 million as of December 31, 2008. Changes in contractual interpretations and assumptions used to estimate the redemption value could materially impact current estimates. The Company recorded no accretion to the redemption value during the period ended December 31, 2008.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OWN Network

As disclosed in Note 4, Discovery and Harpo have formed a venture to rebrand Discovery Health Channel as OWN: The Oprah Winfrey Network. Pursuant to the venture agreement, Discovery provided a put right to Harpo which is exercisable on four separate put exercise dates within 12.5 years of the venture’s formation date. The put arrangement provides Harpo with the right to require Discovery to purchase its 50% ownership interest at fair market value up to a maximum put amount. The maximum put amount ranges between $100 million on the first put exercise date up to $400 million on the fourth put exercise date. As of December 31, 2008, no amounts have been recorded for this put right as Harpo has not made any contributions to the venture and the venture has not yet begun its operations.

14.	STOCKHOLDERS’ EQUITY

Common Stock

In connection with the Newhouse Transaction, the existing shareholders of DHC received shares of Discovery’s common stock. DHC Series A common stockholders and DHC Series B common stockholders received 0.50 shares of the same series of Discovery common stock and 0.50 shares of Discovery Series C common stock. As a result of this transaction, Discovery issued 134 million, 7 million, and 141 million shares of its Series A common stock, Series B common stock, and Series C common stock, respectively.

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

Preferred Stock

In connection with the Newhouse Transaction, Advance/Newhouse received shares of Discovery’s Series A convertible preferred stock and Series C convertible preferred stock. As a result of this transaction, Discovery issued 70 million of each of its Series A convertible preferred stock and Series C convertible preferred stock.

Both series of Discovery preferred stock (Series A and C) are convertible at any time into Discovery common stock initially representing 33 1/3% of the outstanding shares of Discovery common stock and 26% of the aggregate voting power of Discovery (other than with respect to the election of directors and select matters) based upon the number of shares of common stock issued in connection with the Newhouse Transaction. The Series A convertible preferred stock is convertible into a number of shares of Discovery Series A common stock equal to 50% of the aggregate number of shares of Discovery Series A and Series B

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock issued in the Newhouse Transaction, and the Series C convertible preferred stock is convertible into a number of shares of Discovery Series C common stock equal to 50% of the shares of Discovery Series C common stock issued in the Newhouse Transaction, in each case subject to anti-dilution adjustments. Advance/Newhouse is entitled to additional shares of the same series of convertible preferred stock if the stock options and stock appreciation rights outstanding immediately after the Newhouse Transaction are exercised into Discovery common stock. In order to satisfy this anti-dilution provision, the Company is required to place approximately 1.6 million shares of preferred stock into an escrow account upon the closing of the Newhouse Transaction for the benefit of Advance/Newhouse. The preferred shares will be released from escrow upon the exercise of the stock options or stock appreciation rights. The 1.6 million preferred shares will be issued and placed into escrow to avoid dilution to Advance/Newhouse, if necessary, as a result of certain stock options and stock appreciation rights converted to exercise into Discovery common stock as part of the Newhouse Transaction. The Company will place the preferred shares in escrow in 2009. In the event that shares are released from escrow to Advance/Newhouse, the distribution will be accounted for as a dividend measured using the fair value of the underlying shares as of the Newhouse Transaction date.

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

In the event of Discovery’s liquidation, dissolution and winding up, after payment or provision for payment of Discovery’s debts and liabilities and subject to the prior payment with respect to any stock ranking senior to Series A convertible preferred stock or Series C convertible preferred stock, the holders of Series A convertible preferred stock and Series C convertible preferred stock will receive, before any payment or distribution is made to the holders of any common stock or other junior stock, an amount (in cash or property) equal to $0.01 per share. Following payment of such amount and the payment in full of all amounts owing to the holders of securities ranking senior to Discovery’s common stock, holders of Series A convertible preferred stock and Series C convertible preferred stock will be entitled to share ratably, on an as-converted to common stock basis, with the holders of Discovery’s common stock, as to any amounts remaining for distribution to such holders.

Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in the Consolidated Statements of Stockholders’ Equity reflects the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities and derivatives.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the components of Accumulated other comprehensive (loss) income, net of taxes, is summarized as follows:

		Unrealized
		Holding	Accumulated
	Foreign	Gains (Losses)	Other
	Currency	on Securities	Comprehensive
	Translation	and Derivative	(Loss)
	Adjustments	Instruments	Income

Balance as of December 31, 2005	$(3)	$1	$(2)
Other comprehensive income	18	—	18

Balance as of December 31, 2006	15	1	16
Other comprehensive income	8	(7)	1

Balance as of December 31, 2007	23	(6)	17
Other comprehensive income	(59)	(25)	(84)

Ascent Media Corporation spin-off	—	—	(11)
Balance as of December 31, 2008	$(36)	$(31)	$(78)

The components of Other comprehensive (loss) income are reflected in Discovery’s Consolidated Statements of Stockholders’ Equity. The following table summarizes the tax effects related to each component of Other comprehensive (loss) income.

		Tax
	Before-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
	(amounts in millions)

Year ended December 31, 2008:
Foreign currency translation adjustments	$(94)	$35	$(59)
Unrealized holding losses on securities and derivative instruments	(38)	13	(25)

Other comprehensive loss	$(132)	$48	$(84)

Year ended December 31, 2007:
Foreign currency translation adjustments	13	(5)	8
Unrealized holding losses on securities	(11)	4	(7)

Other comprehensive income	$2	$(1)	$1

Year ended December 31, 2006:
Foreign currency translation adjustments	$30	$(12)	$18

Other comprehensive income	$30	$(12)	$18

15.	SHARE BASED AND OTHER LONG-TERM INCENTIVE COMPENSATION

The Company has various active equity plans under which it is authorized to grant equity awards to employees including the Discovery Holding Company 2005 Incentive Plan and the Discovery Holding Company 2005 Non-Employee Director Incentive Plan (collectively the “Incentive Plans”). On September 17, 2008, Discovery assumed the Discovery Holding Company Transitional Stock Adjustment Plan and converted the awards under this plan, but the Company has no ability to issue new awards under this plan. Share based grants under the Incentive Plans may consist of non-qualified stock options, stock appreciation rights (“SAR”), restricted shares, stock units, cash awards, performance awards or any combination of the foregoing. The

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discovery Appreciation Plan (“DAP” or “LTIP”) is a long-term incentive plan under which qualifying employees are granted cash-settled stock appreciation rights. All share-based compensation activity is presented on an as-converted basis as if the Newhouse Transaction had occurred on January 1, 2008. The Company also has a long term incentive plan associated with its acquisition of HSW for the benefit of the subsidiary’s employees (“HSW Plan”). The HSW plan is cash settled and is determined based on the share price of HSWI and the achievement of certain performance criteria. No new grants will be made out of the plan, which is expected to terminate in 2010. Compensation expense related to the HSW plan was $4 million for the year ended December 31, 2008.

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

Prior to September 17, 2008, certain directors were granted stock options to acquire DHC stock. As of September 18, 2008, the stock options were converted pursuant to the merger agreement into options to acquire Discovery common stock. The conversion was based on the volume weighted average price of DHC’s common stock for the last five trading days prior to September 17, 2008 and Discovery’s common stock for the first ten trading days including and subsequent to September 17, 2008. The conversion of DHC stock options to stock options of the Company did not require the recognition of additional compensation expense as the value of the respective awards remained unchanged. As of December 31, 2008, the directors held approximately 2 million options to purchase the Company’s common stock.

During 2008, the Company issued approximately 7.7 million stock options under the Incentive Plans. These options vest 25% per year, beginning one year after the grant date, and expire after seven to ten years. Included in this issuance were 500,000 options issued to a non-employee of the Company, which did not include a substantive performance requirement. This resulted in the recognition of $3 million of cost for the year ended December 31, 2008.

The fair value of each stock option issued under the Incentive Plans is determined using the Black-Scholes option-pricing model, using factors set forth in the table below. Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the simplified method as allowed by Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method allows companies who issue “plain-vanilla” options to estimate the option term without analyzing historical data. The volatility assumption considers both historical volatility and implied volatility which may be impacted by the Company’s performance as well as changes in economic and market conditions. Dividend yield is assumed to be 0%, because the Company does not expect to pay dividends in the foreseeable future. The assumptions presented in the table below represent the weighted-average value of the applicable assumptions used during the year to value the Company’s stock options at their grant date:

	Years Ended December 31,
	2008	2007	2006

Risk-free interest rate	3.15%	4.57%	4.96%
Expected term (years)	6.05	5.50	5.50
Expected volatility	39.32%	25.50%	20.00%
Dividend yield	0.00%	0.00%	0.00%

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity as of and for the year ended December 31, 2008, is presented below:

		Weighted	Weighted Average	Aggregate
	Options	Average Price	Contractual Life	Intrinsic Value
	(In millions)			(In millions)

Outstanding at December 31, 2007	3.2	$13.87
Options granted	7.7	14.72
Options exercised	—	—
Options forfeited	—	—

Outstanding at December 31, 2008	10.9	$14.47	7.24	$3

Exercisable at December 31, 2008	3.2	$13.87	3.02	$1

As of December 31, 2008, the number, weighted-average exercise price, aggregate intrinsic value and weighted-average remaining contractual term of stock options vested and expected to vest approximate amounts for options outstanding. At December 31, 2008, there was $41 million of unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which the Company expects to recognize over a weighted average period of 4 years.

The weighted-average fair value of a stock option granted during the year ended December 31, 2008 was $6.11. An immaterial number of stock options were exercised during the year ended December 31, 2008.

Stock Appreciation Rights

SARs are granted with exercise prices equal to the fair market value at the date of grant. SARs entitle the recipient to receive a payment in cash equal to the excess value of the stock over the base price specified in the grant. During 2008, the Company issued 5.5 million SARs under the Incentive Plans. These SAR grants consist of two separate vesting tranches with the first tranche vesting 100% on March 15, 2009 and the second tranche vesting 100% on March 15, 2010. The first tranche expires one year after vesting. All SARs in the second tranche are automatically exercised on March 15, 2010. Upon vesting, grantees may exercise the SARs included in the first tranche at any time prior to March 15, 2010.

Cash-settled SARs are required to be classified as liabilities in accordance with FASB Statement No. 123(R), Share-Based Payment (FAS 123(R). The fair value of each SAR is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value. The assumptions used to determine the fair value of each SAR at December 31, 2008, were as follows:

Year Ended
December 31, 2008

Risk-free interest rate	0.37%
Expected term (years)	1.20
Expected volatility	39.89%
Dividend yield	0.00%

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of SAR activity as of and for the year ended December 31, 2008, is presented below:

		Weighted	Weighted Average	Aggregate
	SARs	Average Price	Contractual Life	Intrinsic Value
	(In millions)			(In millions)

Outstanding at December 31, 2007	—
SARs granted	5.5	$14.40
SARs exercised	—
SARs forfeited	—

Outstanding at December 31, 2008	5.5	$14.40	1.20	$1

As of December 31, 2008, no SARs issued under the Incentive Plans are exercisable. At December 31, 2008, there was $8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock appreciation rights, which the Company expects to recognize over a weighted average period of 1.2 years.

Long-Term Incentive Plan

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

Prior to September 17, 2008, the LTIP units were accounted for in accordance with FASB Statement No. 133, Accounting for Derivative Financial Instruments (“FAS 133”), and EITF Issue No. 02-8, Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Entity (“EITF 02-8”), as the value of the units were indexed to the value of DHC Series A common stock. The Company accounted for the units similar to a derivative, by determining their fair value each reporting period and attributed compensation expense for the awards on a straight-line basis, based on the grant-date fair value and scheduled vesting of the share units. As of September 18, 2008, the LTIP units were converted at the effective time of the Newhouse Transaction to reflect the changes in DHC’s stock and are now indexed to the share price of Discovery’s Series A common stock and subject to the provisions of FAS 123(R), which requires the Company to estimate the number of shares that are not expected to vest due employee turnover. Upon conversion, there were approximately 31 million LTIP units outstanding. Application of the estimated forfeiture rate, which was not required by FAS 133, resulted in a decrease in the accrued compensation liability of $1 million. The Company does not intend to make additional cash-settled stock appreciation awards, except as may be required by contract or to employees in countries where stock option awards are not permitted.

In accordance with FAS 123(R), the fair value of each LTIP unit award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value. The assumptions used to determine the fair value of each LTIP unit at December 31, 2008, were as follows:

Risk-free interest rate	0.56%
Expected term (years)	1.38
Expected volatility	37.89%
Dividend yield	0.00%

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of LTIP unit activity as of and for the year ended December 31, 2008, is presented below:

		Weighted	Weighted Average	Aggregate
	LTIP Units	Average Price	Contractual Life	Intrinsic Value
	(In millions)			(In millions)

Outstanding at December 31, 2007	31.0	$16.27
Granted	5.5	20.63
Exercised	(14.6)	14.10
Forfeited	(1.9)	16.86

Outstanding at December 31, 2008	20.0	$18.95	1.38	$7

Restricted Stock Units

Pursuant to the Incentive Plans, Discovery may grant restricted stock units (“RSUs”). RSUs entitle the grantee to receive a specific number of shares of the Company’s common stock at a future vesting date. RSUs may be subject to forfeiture during a specified period or periods prior to vesting. The Company issued an immaterial number of RSUs in the fourth quarter. RSUs generally vest over a one to four year period in equal annual installments. The compensation arising from a restricted stock grant is based upon the market price at the grant date, which is deferred and amortized to expense over the vesting period.

Share-Based Compensation Expense

Compensation expense (benefit) and the related tax expense (benefit) recognized for share-based compensation plans for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Years Ended
	December 31,
	2008	2007	2006
	(Amounts in millions)

Stock options	$4	$1	$2
Stock appreciation rights	4	—	—
HSW Plan	4	—	—
Long-term incentive plan benefit	(78)	—	—

Total impact on operating income	$(66)	$1	$2

Tax expense recognized	$24	$—	$—

Compensation expense associated with all share based awards is recorded as a component of selling, general and administrative expenses. The Company classifies as a current liability the intrinsic value of long-term incentive compensation units and stock appreciation rights that are vested or will become vested within one year. The Company made cash payments of $49 million during the year ended December 31, 2008 related to the LTIP.

16.	RETIREMENT SAVINGS PLANS

Defined Contribution Plans

Discovery has certain domestic and international defined contribution savings plans. Under the plans, employees may elect to contribute a portion of their eligible compensation, subject to certain statutory limitations. The Company pays a discretionary matching contribution up to a certain percentage of the participant’s eligible compensation depending on the terms of the plan. The Company paid matching contributions of $12 million, $3 million, and $3 million during the years ended December 31, 2008, 2007, and

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, which is classified as a component of Selling, general and administrative in the Consolidated Statements of Operations.

Supplemental Retirement Plan

The Company administers the Supplemental Retirement Plan (the “SRP”) through which members of the Company’s management team may elect to defer for contribution to the SRP up to 50% of their compensation. A Rabbi Trust has been established to hold and provide a measure of security for the investments that finance benefit payments. Distributions from the SRP are made upon retirement, termination, death, or total disability.

SRP obligations due to participants totalled $36 million at December 31, 2008 which is included in Accrued liabilities in the accompanying Consolidated Balance Sheet. SRP obligations decreased by $1 million during the year ended December 31, 2008, consisting of participant compensation deferrals of $9 million and Company contributions of $1 million, offset by $7 million of distributions and $4 million of investment losses.

The Company maintains investment assets in a Rabbi Trust to offset the obligations under the SRP. The value of the investments in the Rabbi Trust was $36 million at December 31, 2008. Investment losses were $4 million for the year ended December 31, 2008.

17.	EXIT AND RESTRUCTURING COSTS

The following table presents a summary of the Company’s exit and restructuring costs expensed, by segment, for the year ended December 31, 2008 (no material exit and restructuring costs were recorded by DHC in 2007 and 2006).

Years Ended
December 31, 2008
(Amounts in millions)

U.S. Networks	$21
International Networks	2
Commerce, Education, and Other	6
Corporate	2

Total exit and restructuring costs	$31

The Company’s exit and restructuring costs primarily relate to employee relocation and termination costs at the U.S. Networks segment. Additionally, the Commerce, Education, and Other segment incurred costs relate to the closure of its distribution center and its stores’ headquarter offices, and the transition from merchandising services to licensing of consumer products. The purpose of these adjustments was to better align Discovery’s organizational structure with the Company’s new strategic priorities and to respond to continuing changes within the media industry.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s exit and restructuring costs that were expensed, by major category, for the year ended December 31, 2008 (no material exit and restructuring costs were recorded by DHC in 2007 and 2006).

Years Ended
December 31, 2008
(Amounts in millions)

Contract termination costs	$7
Employee relocations/terminations	22
Asset impairment	2

Total exit and restructuring costs	$31

The following table presents a summary of changes in the Company’s liability with respect to exit and restructuring costs from January 1, 2008 to December 31, 2008.

		Employee
	Contract	Relocations/
	Termination Costs	Terminations	Total
	(Amounts in millions)

Liability as of January 1, 2008	$—	$11	$11
Net accruals	7	22	29
Cash paid	(1)	(15)	(16)

Remaining liability as of December 31, 2008	$6	$18	$24

As of December 31, 2008, total exit and restructuring related accruals of $18 million were classified as a component of Accrued liabilities. The Company does not expect to incur material costs with respect to these particular activities in future periods.

18.	INCOME TAXES

The Company’s income tax expense is as follows:

	Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Current:
Federal	$84	$—	$—
State	15	—	—
Foreign	73	—	—

	172	—	—
Deferred:
Federal	158	50	36
State	24	6	5
Foreign	(2)	—	—

	$180	$56	$41

Total tax expense	$352	$56	$41

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of pretax income are as follows:

	Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Domestic	$582	$142	$93
Foreign	172	—	—

	$754	$142	$93

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Computed expected federal tax expense	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	2.0%	5.0%	5.0%
Change in valuation allowance affecting tax expense	(4.0)%	(1.0)%	4.0%
Effect of foreign operations	3.0%	—	—
DHC tax on equity method investment in DCH	12.0%	—	—
Other, net	(1.0)%	—	—

Income tax expense	47.0%	39.0%	44.0%

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007
	(Amounts in millions)

Current assets:
Accounts receivable	$12	$—
Tax attribute carryforward	11	—
Accrued liabilities and other	33	—

	56	—
Noncurrent assets:
Tax attribute carryforward	65	12
Intangible assets	—	21
Foreign currency translations	23	—
Unrealized loss on derivatives	26	—
Long lived assets	9	—
Accrued liabilities and other	56	1

	179	34
Total deferred tax assets	235	34
Valuation allowance	(32)	(34)

Net deferred tax assets	203	—
Current liabilities:
Other	(2)	(2)
Noncurrent liabilities:
Intangible assets	(138)	—
Content rights	(230)	—
Unrealized gain on investments	(20)	(1,227)
Other	(10)	—

	(398)	(1,227)
Total deferred tax liabilities	(400)	(1,229)
Deferred tax liabilities — discontinued operations	—	(2)

Net deferred tax liabilities	$(197)	$(1,231)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2008	2007
	(Amounts in millions)

Current deferred tax assets, net of current liabilities	$49	$(2)
Noncurrent deferred tax liabilities, net of noncurrent deferred tax assets	(246)	(1,227)

Net deferred tax liabilities	$(197)	$(1,229)

Discovery’s 2008 effective tax rate differed from the federal income tax rate of 35% primarily due to DHC’s recognition of $91 million of deferred tax expense related to its investment in DCH during the period prior to the completion of the Newhouse Transaction, which is partially offset by the release of an $18 million valuation allowance on deferred tax assets of CSS and the release of a $10 million valuation allowance on deferred tax assets related to net operating loss carryforwards of AMC.

In accordance with ARB 51, DHC and DCH are combined in Discovery’s financial statements as if the Newhouse Transaction had occurred January 1, 2008. This presentation impacts Discovery’s effective tax rate

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the year. Prior to the Newhouse Transaction, DHC’s book basis in DCH was increased by its share of DCH’s net income. However, DHC’s tax basis in DCH remained the same. This book vs. tax difference required the recognition of a deferred tax expense of $91 million related to DHC’s investment in DCH (in addition to the tax expense already recognized by DCH prior to the Newhouse Transaction). As a result of the Newhouse Transaction, the $1.3 billion deferred tax liability relating to the book vs. tax difference in DHC’s basis in its investment in DCH was reversed to additional paid-in capital.

Pursuant to the Tax Sharing Agreement relating to the Newhouse Transaction, the Company and AMC have each assumed certain tax liabilities and have indemnified one another for certain tax payments. As of December 31, 2008, the Company received $17 million from AMC and recorded a $17 million payable under the Tax Sharing Agreement. The Company will be required to repay AMC for such payments if and when it realizes the future benefit of the certain tax assets that arose prior to the Newhouse Transaction.

In 2008, the Company concluded that it would be more beneficial to claim foreign tax credits than to deduct foreign income taxes on its 2008 federal income tax return based on a combination of current results and revised expectations about future earnings. The net effect of the conversion from taking foreign tax deductions to claiming foreign tax credits was a $24 million benefit in 2008.

FIN 48

The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. A reconciliation of the 2008 beginning and ending amount of unrecognized tax benefits (without related interest amounts) is as follows:

Reconciliation of
Unrecognized Tax
Benefits
(Amounts in millions)

DHC balance at December 31, 2007	$—
DCH balance at January 1, 2008	89
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	10
Reductions for tax positions of prior years	(8)
Settlements	(11)
Reductions for foreign currency exchange rates	(7)

Balance at December 31, 2008	$74

As of January 1, 2008, the Company’s unrecognized tax benefit (excluding related interest expense) was $89 million. The balance decreased by $15 million (excluding related interest expense) during the twelve months ended December 31, 2008 to $74 million ($52 million inclusive of interest but net of related deferred tax assets and other offsets). Reductions for tax positions of prior years in the amount of $8 million were attributable to the Company’s determination that certain revenues were not subject to non-U.S. income tax. Additions for tax positions of prior years in the amount of $5 million were related to an adjustment in the computation of the Company’s potential liability for foreign tax returns.

Discovery and its subsidiaries file U.S. federal, state, and foreign income tax returns. With few exceptions, the Company is no longer subject to audit by the Internal Revenue Service (“IRS”), state tax authorities, or non-U.S. tax authorities for years prior to 2004. The IRS is not currently examining Discovery. Some of the Company’s joint ventures are currently under examination for the 2006 tax year. The Company does not expect any significant adjustments.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is reasonably possible that the total amount of unrecognized tax benefits related to tax positions could decrease by as much as $33 million within the next twelve months as a result of settlement of audit issues and/or payment of uncertain tax liabilities.

Included in the balance at December 31, 2008 are $9 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to classify tax interest and penalties related to unrecognized tax benefits as tax expense. The Company had accrued approximately $8 million of total interest payable related to uncertain tax positions as of December 31, 2008. The Company had accrued no significant interest payable related to uncertain tax positions as of December 31, 2007. The $8 million of interest payable relates primarily to 2008 activity and the impact of the Newhouse Transaction.

19.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common and preferred shares outstanding during the period. Preferred shares are included in the weighted average number of shares outstanding when calculating both basic and diluted income per share as the common shares and preferred shares participate equally in any dividends paid.

	Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Average number of common and preferred shares outstanding — basic	321	281	280
Dilutive effect of equity awards	1	—	—

Average number of common and preferred shares outstanding — diluted	322	281	280

Weighted-average common shares for 2008 represent the outstanding shares of Discovery’s common stock as though the Newhouse Transaction was consummated on January 1, 2008. The weighted average number of common and preferred shares for the year ended December 31, 2008 includes Series A, B, and C Common Shares, as well as Series A and C Convertible Preferred Shares. Weighted-average common shares for 2007 represent the outstanding shares of DHC’s common stock (Note 1).

Diluted income per common share adjusts basic income per common share for the dilutive effects of stock options, and other potentially dilutive financial instruments, as if they had been converted at the beginning of the periods presented. For the year ended December 31, 2008, options to purchase 9 million shares were excluded from the calculation of diluted net income per share because they do not have a dilutive effect. In addition, the net income per share calculation excludes any contingently issuable shares to be placed in escrow for which specific conditions have not yet been met. Due to the relative insignificance of the dilutive securities in 2007 and 2006, they had no impact on the net income per share amounts as reported.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	VALUATION AND QUALIFYING ACCOUNTS

The following table presents a summary of the Company’s valuation and qualifying accounts during the years ended December 31, 2008, 2007, and 2006.

	Beginning	Newhouse					End
	of Year	Transaction(a)	Additions	Write-offs	Utilization	Other(b)	of Year
	(amounts in millions)

2008:
Allowance for doubtful accounts	—	18	6	(4)	—	(4)	16
Deferred tax valuation allowance	34	10	22	(3)	(31)	—	32
2007:
Allowance for doubtful accounts	—	—	1	(1)	—	—	—
Deferred tax valuation allowance	35	—	3	—	(4)	—	34
2006:
Allowance for doubtful accounts	1	—	—	(1)	—	—	—
Deferred tax valuation allowance	35	—	3	—	(3)	—	35

(a)	Amounts represent DCH balances as of December 31, 20007 recorded by Discovery as of January 1, 2008 in connection with the Newhouse Transaction disclosed in Note 1.

(b)	Amounts primarily include foreign currency translation adjustments.

21.	SUPPLEMENTAL DISCLOSURES

Cash Flows

The following tables present a summary of cash payments made and received.

	Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Cash payments made for interest expense	$(258)	$—	$—
Cash payments received for interest income	2	11	10

Cash interest payments, net	$(256)	$11	$10

Cash payments made for income taxes(a)	$(194)	$—	$(2)
Cash payments received for income tax refunds	17	—	—

Cash tax payments, net	$(177)	$—	$(2)

(a)	Cash payments made for income taxes exclude $17 million in payments made by discontinued operations during the year ended December 31, 2008. There were no material income taxes paid by discontinued operations during the years ended December 31, 2007 and 2006.

The Consolidated Statements of Cash Flows exclude approximately $63 million and $6 million of equipment purchases that were acquired under capital lease arrangements for the years ended December 31, 2008 and 2007, with no amounts excluded during the year ended December 31, 2006.

The AMC assets and liabilities related to the spin-off, except cash, are also excluded as this was a non-cash transaction.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities

The following table presents a detailed list of accrued liabilities.

	As of December 31,
	2008	2007
	(Amounts in millions)

Accrued liabilities
Accrued payroll and related benefits	$176	$2
Accrued interest	19	—
Accrued other	155	3

Total accrued liabilities	$350	$5

Interest Expense, Net

The following table presents a summary of interest income earned and interest expenses.

	Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Interest income	$2	$—	$—
Interest expense	258	—	—

Total interest expense, net	$256	$—	$—

22.	RELATED PARTY TRANSACTIONS

The Company identifies related parties as investors in their consolidated subsidiaries, the Company’s joint venture partners and equity investments, and the Company’s executive management and directors and their respective affiliates. Transactions with related parties typically result from distribution of networks, mainly with Discovery Japan, Inc. and Discovery Channel Canada, production of content primarily with BBC affiliates, and services involving satellite uplink, systems integration, origination and post-production. Related party transactions in 2007 and 2006 also reflect general and administrative expenses charged by Liberty Media to DHC pursuant to a services agreement.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of balances related to transactions with related parties during the years ended December 31, 2008, 2007 and 2006, as well as balances at December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Revenues(A)	$44	$—	$—
Operating costs and expenses (B)	$56	$2	$2

(A)	Revenues for the years ended December 31, 2008, 2007 and 2006 exclude $37 million, $41 million and $34 million, respectively, for related party transactions that are recorded as a component of Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations.

(B)	Operating costs and expenses for the year ended December 31, 2008 include disbursements to an entity that is no longer a related party following the Newhouse Transaction.

	Years Ended December 31,
	2008	2007
	(Amounts in millions)

Accounts receivable(C)	$12	$—

(C)	Accounts receivable at December 31, 2008 and 2007 exclude $0 million and $6 million, respectively, for amounts due from related parties that are recorded as a component of assets in discontinued operations.

23.	COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease offices, satellite transponders, and certain equipment under capital and operating lease arrangements. The Company has several investments in joint ventures. From time-to-time the Company agrees to fund the operations of the ventures on an as needed basis. The following table summarizes the Company’s material firm commitments as of December 31, 2008:

	Year Ending December 31,
Future Minimum Payments	Leases	Content	Other	Total
	(Amounts in millions)

2009	$66	$301	$94	$461
2010	60	59	74	193
2011	45	40	41	126
2012	39	41	25	105
2013	34	41	16	91
Thereafter	115	—	137	252

Total	$359	$482	$387	$1,228

The Company has long-term noncancelable lease commitments for office space and equipment, studio facilities, transponders, vehicles and operating equipment. Expenses recorded in connection with operating leases, including rent expense of $121 million, $8 million, and $9 million for the years ended December 31, 2008, 2007, and 2006, respectively. Content commitments of the Company not recorded on the balance sheet include obligations relating to programming development, programming production and programming acquisitions and talent contracts. Other commitments include obligations to purchase goods and services, employment contracts, sponsorship agreements and transmission services. A majority of such fees are payable over several years, as part of the normal course of business.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to the amounts disclosed above, the Company has committed to fund up to $100 million of the OWN venture’s operations through September 2011 as discussed in Note 4.

Advance/Newhouse is entitled to additional shares of the same series of convertible preferred stock if the DHC stock options and stock appreciation rights converted in connection with the Newhouse Transaction are exercised for Discovery common stock. In order to satisfy this anti-dilution provision, the Company is required to place approximately 1.6 million shares of preferred stock into an escrow account. The preferred stock will be released from escrow upon the exercise of the stock options or stock appreciation rights. The 1.6 million preferred shares will be issued and placed into escrow to avoid dilution to Advance/Newhouse as a result of certain stock options and stock appreciation rights converted to exercise into Discovery common stock as part of the Newhouse Transaction. The Company will place the preferred shares in escrow in 2009. In the event that shares are released from escrow to Advance/Newhouse, the distribution will be accounted for as a dividend measured using the fair value of the underlying shares as of the Newhouse Transaction date.

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the other current claims and proceedings will have a material effect on the Company’s consolidated financial statements.

24.	REPORTABLE SEGMENTS

The Company has three reportable segments: U.S. Networks, consisting principally of domestic cable and satellite television network programming, web brands, and other digital services; International Networks, consisting principally of international cable and satellite television network programming; and Commerce, Education, and Other, consisting principally of e-commerce, catalog, and domestic licensing businesses.

Prior to the Newhouse Transaction and related AMC spin-off (Note 1), DHC had three reportable segments: Creative Services Group, which provided various technical and creative services necessary to complete principal photography into final products such as films, trailers, shows, and other media; Network Services Group, which provided the facilities and services necessary to assemble and distribute programming content for cable and broadcast network; and DCH, as a significant equity method investee. In connection with the Newhouse Transaction, DHC spun-off its interest in AMC, which included the Creative Services Group segment, except for CSS, and the Network Services Group segment. The discontinued operations of the Creative Services Group and Network Services Group segments have been excluded from the reportable segment information presented below.

The CSS business, which remains with Discovery subsequent to the Newhouse Transaction and AMC spin-off, is included in the Commerce, Education, and Other segment. In accordance with ARB 51, the financial results of both DHC and DCH have been combined in Discovery’s financial statements as if the Newhouse Transaction occurred January 1, 2008. Accordingly, the Commerce, Education, and Other segment information for 2008 includes amounts for CSS since January 1, 2008.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies, except that certain inter-segment transactions that are eliminated at the consolidated level are not eliminated at the segment level as they are treated similar to third-party sales transactions in determining segment performance. Inter-segment transactions primarily include the purchase of advertising and content between segments. Inter-segment transactions are not material to the periods presented.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates the operating performance of segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less: (i) cost of revenues and selling, general and administrative expense excluding mark-to-market share-based compensation expense, (ii) restructuring and impairment charges, (iii) amortization of deferred launch incentives, and (iv) gains on asset dispositions. Management uses Adjusted OIBDA to assess the operational strength and performance of its operating segments. Management uses this measure to view operating results, perform analytical comparisons, identify strategies to improve performance and allocate resources to each operating segment. The Company believes Adjusted OIBDA is an important measure to investors because it allows them to analyze operating performance of each business using the same metric management uses and also provides investors a measure to analyze operating performance of each business division against historical data. The Company excludes these charges from the calculation of Adjusted OIBDA due to their significant volatility. The Company also excludes the amortization of deferred launch incentive payments because these payments are infrequent and the amortization does not represent cash payments in the current reporting period. Since Adjusted OIBDA is a non-GAAP measure, it should be considered in addition to, but not a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance reported in accordance with GAAP.

The Company’s reportable segments are determined based on: (i) financial information reviewed by the chief operating decision maker (“CODM”), the Chief Executive Officer, (ii) internal management and related reporting structure, and (iii) the basis upon which the CODM makes resource allocation decisions.

The following tables present summarized financial information for each of the Company’s reportable segments.

Revenues of continuing operations, by Segment

	Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

U.S. Networks	$2,062	$—	$—
International Networks	1,158	—	—
Commerce, Education, and Other	196	76	80
Corporate and intersegment eliminations	27	—	—

Total revenues	$3,443	$76	$80

There were no material intersegment transactions during the years ended December 31, 2008, 2007, and 2006.

Adjusted OIBDA of continuing operations, by Segment

	Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

U.S. Networks	$1,111	$—	$—
International Networks	387	—	—
Commerce, Education, and Other	13	3	3
Corporate and intersegment eliminations	(201)	(8)	(9)

Total adjusted OIBDA	$1,310	$(5)	$(6)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Total Adjusted OIBDA to Total Operating Income (Loss) of continuing operations

	Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Total adjusted OIBDA	$1,310	$(5)	$(6)
Income (expense) arising from long-term incentive plan awards (marked-to-market)	69	(1)	—
Depreciation and amortization	(186)	(3)	(3)
Amortization of deferred launch incentives	(75)	—	—
Impairment of intangible assets	(30)	—	—
Gains on asset dispositions	—	1	—
Exit and restructuring charges	(31)	—	(2)

Total operating income (loss)	$1,057	$(8)	$(11)

Total Assets of continuing operations, by Segment

	As of December 31,
	2008	2007
	(Amounts in millions)

U.S. Networks	$1,840	$—
International Networks	1,043	—
Commerce, Education, and Other	115	29
Corporate	7,486	5,051

Total assets	$10,484	$5,080

Capital Expenditures of continuing operations, by Segment

	Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

U.S. Networks	$19	$—	$—
International Networks	21	—	—
Commerce, Education, and Other	3	2	2
Corporate	26	—	—

Total capital expenditures	$69	$2	$2

Revenues of continuing operations, by Country

	Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

U.S.	$2,295	$76	$80
Non-U.S.	1,148	—	—

Total revenues	$3,443	$76	$80

Revenues are attributed to country based on the location of the Company’s viewers.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment of Continuing Operations, by Country

	As of December 31,
	2008	2007
	(Amounts in millions)

U.S.	$327	$5
Non-U.S.	68	—

Total property and equipment	$395	$5

Property and equipment allocated to country based on the Company’s country of domocile and location of asset.

25.	SUBSEQUENT EVENTS

On January 29, 2009, the Company entered into interest rate swap transactions which will become effective on June 30, 2010, with a notional amount of $200 million. Under the swap transactions, the Company will make quarterly payments at a rate of approximately 2.935% per annum to the swap counterparties in exchange for a payment approximately equal to the variable rate payable under the Company’s Credit, Pledge and Security Agreement dated as of May 14, 2007. The swap transactions terminate on March 31, 2014, which is the interest payment date before the maturity date of the Company’s Credit, Pledge and Security Agreement, which is May 14, 2014. The terms of the swap transactions are governed by customary ISDA interest rate swap agreements.

By entering into these swap transactions, the Company has effectively fixed the interest rate on $200 million of the borrowings under its Credit, Pledge and Security Agreement at approximately 4.935% per annum, starting as of June 30, 2010.

26.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the Company’s selected quarterly financial data, by quarter, for the years ended December 31, 2008 and 2007. The selected quarterly financial data set forth below reflect the Newhouse Transaction, including the AMC spin-off, as though it was consummated on January 1, 2008. Accordingly, the selected quarterly financial data for the year ended December 31, 2008 include the gross combined results of operations of both DHC and DCH. The presentation for the first two quarters of 2008 will be recast when filed with the corresponding 2009 Form 10-Q. The selected quarterly financial data for the year ended December 31, 2007 reflect only the results of operations of DHC, as predecessor to Discovery. Prior to the Newhouse Transaction, DHC accounted for its ownership interest in DCH using the equity method. Because the Newhouse Transaction is presented as of January 1, 2008, the selected quarterly financial data for the year ended December 31, 2007 include DCH’s results of operations as an equity-method investment. Information regarding the Newhouse Transaction and DHC’s investment in DCH prior to Newhouse Transaction is disclosed in Note 1 and Note 2, respectively.

The selected quarterly financial data also reflect certain reclassifications of each company’s financial information to conform to the combined Company’s financial statement presentation, as follows:

•	The portion of DCH’s earnings recorded by DHC using the equity method during the period January 1, 2008 through September 17, 2008 have been eliminated.

•	The results of operations of AMC have been reclassified and presented as Income (loss) from discontinued operations, net of tax for the quarters ended March 31, 2007 through September 30, 2008.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Advance/Newhouse’s interest in DCH’s earnings for the period January 1, 2008 through September 17, 2008 has been recorded as Minority interests, net of tax.

•	All DHC share and per share data have been adjusted for all periods presented to reflect the exchange into Discovery shares.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(amounts in millions, except per share amounts)

2008(a)(b)(c)(d)(e)(f)(g)(h)
Revenues	$809	$885	$845	$904
Cost of revenues, excluding depreciation and amortization	242	254	262	266
Operating income	269	208	296	284
Equity in loss of unconsolidated affiliates	—	(1)	(1)	(59)
Minority interests, net of tax	(40)	(39)	(40)	(9)
Income from continuing operations	34	41	94	105
Income from discontinued operations, net of tax	—	2	40	1
Net income	$34	$43	$134	$106
Income per share from continuing operations, basic and diluted	$0.12	$0.15	$0.31	$0.25
Income per share from discontinued operations, basic and diluted	$0.00	$0.01	$0.13	$0.00
Net income per share, basic and diluted	$0.12	$0.16	$0.44	$0.25
Weighted average number of shares outstanding, basic and diluted	282	282	302	422
2007(a)
Revenues	$22	$22	$15	$17
Cost of revenues, excluding depreciation and amortization	17	16	11	16
Operating loss	—	—	(4)	(4)
Equity in earnings (loss) of Discovery Communications Holding, LLC	22	126	10	(16)
Income (loss) from continuing operations	20	76	2	(12)
(Loss) income from discontinued operations, net of tax	—	(1)	5	(158)
Net income (loss)	$20	$75	$7	$(170)
Income (loss) per share from continuing operations, basic and diluted	$0.07	$0.27	$0.01	$(0.04)
Income (loss) per share from discontinued operations, basic and diluted	$0.00	$(0.01)	$0.02	$(0.56)
Net income (loss) per share, basic and diluted	$0.07	$0.26	$0.03	$(0.60)
Weighted average number of shares outstanding, basic and diluted	280	280	280	281

(a)	Income (loss) per share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

(b)	Revenues for the quarter ended June 30, 2008 include an adjustment that resulted in an $8 million increase to distribution revenues as a result of improvements to the Company’s methodology of estimating accrued revenue for certain distribution operators.

(c)	The Cox Transaction disclosed in Note 3 previously resulted in a basis differential of $929 million between the carrying values of DHC’s and Advance/Newhouse’s investments in DCH (prior to the Newhouse Transaction) and their share of the underlying net assets of DCH. The September 30, 2008 consolidated financial statements disclosed a combined basis differential of $799 million between the carrying values of DHC’s and Advance/Newhouse’s investments in DCH and their share of the underlying net assets of DCH. The adjustment results from the revision of the original fair value assessment used to allocate the basis differential between goodwill and other intangible assets. Additionally, in connection with the revised fair value assessment the Company extended the useful lives of certain intangible assets subject to amortization. In connection with the Newhouse Transaction, Discovery has recorded the total basis differential of $929 million to the respective asset accounts in the Consolidated Balance Sheets. The portions of the total basis differential allocated to content rights and customer relationships are amortized using the straight-line method over their estimated useful lives. As a result of the revised fair value assessment, the Company determined it had overstated amortization expense related to these intangible assets by approximately $2 million per quarter during the period from January 1, 2008 through September 30, 2008. Accordingly, the operating results for the quarter ended December 31, 2008 include a $6 million adjustment to reduce amortization expense related to basis differential allocated to content rights and customer relationships. Additional information regarding the basis differential is disclosed in Note 3.

(d)	Results for the quarter ended December 31, 2008 include pre tax impairment charges of $25 million and $5 million related to trademarks and customer relations, respectively. Additional information regarding the impairment charges is disclosed in Note 10.

(e)	Results for the quarters ended June 30, 2008, September 30, 2008, and December 31, 2008 include exit and restructuring charges of $4 million, $13 million, and $14 million, respectively. Additional information regarding the exit and restructuring charges is disclosed in Note 17.

(f)	Equity in loss of unconsolidated affiliates for the quarter ended December 31, 2008 includes a pre tax impairment charge of $44 million related to the Company’s equity method investment in HSWI. Additionally, Equity in loss of unconsolidated affiliates for the quarter ended December 31, 2008 includes a reclassification of $13 million of impairment charges related to the Company’s equity method investment in HSWI that were previously recorded as a component of Other, net in the Consolidated Statements of Operations in the amounts of $5 million and $8 million during the quarters ended June 30, 2008 and September 30, 2008, respectively. Additional information regarding the impairment charges is disclosed in Note 7.

(g)	Results for the quarters ended June 30, 2008, September 30, 2008, and December 31, 2008 include gains of $11 million, $8 million, and $28 million, respectively, related to the reduction in the fair value of the HSWI liability were recorded in Other, net in the Consolidated Statements of Operations. Additional information regarding the impairment charges is disclosed in Note 6.

(h)	Results for the quarter ended December 31, 2008 include an adjustment that resulted in an increase of $9 million in tax expense related to revisions in the computation of the Company’s potential liability for foreign tax returns.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Prior to the completion of the merger of DHC with a wholly-owned subsidiary of Discovery on September 17, 2008, KPMG LLP (“KPMG”) was DHC’s independent registered public accounting firm. As the transaction was treated as a non-substantive merger for accounting purposes, DHC is considered our predecessor registrant. In connection with the merger, we made the decision to change our independent registered public accounting firm to PricewaterhouseCoopers, LLP and dismissed KPMG as our independent registered public accounting firm as of September 18, 2008. This change was approved by our Audit Committee.

During DHC’s two most recent fiscal years and through the date of dismissal of KPMG, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. There were no reportable events under Item 304(a)(l)(v) of Regulation S-K that occurred during the fiscal years ended December 31, 2007 and 2006 and through September 18, 2008.

ITEM 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No changes were made to the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2009, the Company is required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In the interim, the Company will be required to perform the documentation, evaluation and testing required to make these assessments.

ITEM 9B.	Other Information.

None.

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2008:

ITEM 10.	Directors, Executive Officers, and Corporate Governance.

Information regarding directors and corporate governance is incorporated herein by reference to the Discovery Communications, Inc. definitive Proxy Statement for its 2009 Annual meeting of Shareholders.

ITEM 11.	Executive Compensation.

Information regarding executive compensation is incorporated herein by reference to the Discovery Communications, Inc. definitive Proxy Statement for its 2009 Annual meeting of Shareholders.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Discovery Communications, Inc. definitive Proxy Statement for its 2009 Annual meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the Discovery Communications, Inc. definitive Proxy Statement for its 2009 Annual meeting of Shareholders.

ITEM 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated herein by reference to the Discovery Communications, Inc. definitive Proxy Statement for its 2009 Annual meeting of Shareholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this Report:

(a)(2) Financial Statement Schedules

Included in Part IV of this Report:

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)  Separate financial statements of Discovery Communications Holding, LLC:

Report of Independent Registered Public Accounting Firm	124
Report of Independent Registered Public Accounting Firm	125
Consolidated Balance Sheet of Discovery Communications Holding, LLC as of December 31, 2007	126
Consolidated Statement of Operations of Discovery Communications Holding, LLC for the period from May 15, 2007 through December 31, 2007	127
Consolidated Statements of Operations of Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC and not the current registrant) for the period from January 1, 2007 through May 14, 2007 and for the Year Ended December 31, 2006	127
Consolidated Statement of Cash Flows of Discovery Communications Holding, LLC for the period from May 15, 2007 through December 31, 2007	128
Consolidated Statements of Cash Flows of Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC and not the current registrant) for the period from January 1, 2007 through May 14, 2007 and for the year ended December 31, 2006	128
Consolidated Statement of Changes in Members’ Equity of Discovery Communications Holding, LLC for the period from May 15, 2007 through December 31, 2007	129
Consolidated Statements of Stockholders’ Deficit of Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC and not the current registrant) for the period from January 1, 2007 through May 14, 2007 and for the Year Ended December 31, 2006	129
Notes to Consolidated Financial Statements	130

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
No.	Document

3.1	Form of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 2”))
3.2	Form of Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, SEC File No. 333-151586 (the “Registration Statement”))
4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registration Statement)
4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Registration Statement)
4.3	Specimen certificate for shares of the Registrant’s Series C common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registration Statement)
4.4	Form of Registration Rights Agreement, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement)
4.5	Form of Rights Agreement, by and between Discovery Communications, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Registration Statement)

Exhibit
No.	Document

4.6	Amendment No. 1 to Rights Agreement between Discovery Communications, Inc. and Computershare Trust Company, N.A. dated December 10, 2008 (incorporated by reference to Exhibit 4.1 to the 8-K filed on December 11, 2008)
4.7	Amendment and Restatement Agreement regarding $700,000,000 Senior Unsecured Notes, dated as of November 4, 2005, between Discovery Communications, Inc. and the Holders of Notes listed therein, and attached thereto, the Amended and Restated Note Purchase Agreement, dated as of November 4, 2005, between Discovery Communications, Inc. and the Holders of Notes listed therein as Purchasers (the “2001 Note Purchase Agreement”) (incorporated by reference to Exhibit 4.7 to the Registration Statement)
4.8	First Amendment to 2001 Note Purchase Agreement, dated as of April 11, 2007, between Discovery Communications, Inc. and the Holders of Notes listed therein as Noteholders (incorporated by reference to Exhibit 4.8 to the Registration Statement)
4.9	Amendment and Restatement Agreement regarding $290,000,000 Senior Unsecured Notes, dated as of November 4, 2005, between Discovery Communications, Inc. and the Holders of Notes listed therein, and attached thereto, the Amended and Restated Note Purchase Agreement dated as of November 4, 2005, between Discovery Communications, Inc. and the Holders of Notes listed therein as Purchasers (the “2002 Note Purchase Agreement”) (incorporated by reference to Exhibit 4.9 to the Registration Statement)
4.10	First Amendment to 2002 Note Purchase Agreement dated as of April 11, 2007, between Discovery Communications, Inc. and the Holders of Notes listed therein as Noteholders (incorporated by reference to Exhibit 4.10 to the Registration Statement)
4.11	Note Purchase Agreement, dated as of December 1, 2005, between Discovery Communications, Inc. and the Holders of Notes listed therein as Purchasers (the “2005 Note Purchase Agreement”) (incorporated by reference to Exhibit 4.11 to the Registration Statement)
4.12	First Amendment to 2005 Note Purchase Agreement, dated as of April 11, 2007, between Discovery Communications, Inc. and the Holders of Notes listed therein as Noteholders (incorporated by reference to Exhibit 4.12 to the Registration Statement)
4.13	Credit Agreement, dated as of June 15, 2004, among Discovery Communications, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, SunTrust Bank, as Swing Line Lender, Banc of America Securities LLC, Wachovia Capital Markets, LLC, and TD Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers, Wachovia Bank, National Association, as Syndication Agent, Toronto Dominion (Texas), Inc., Citibank, N.A., RBC Capital Markets, The Bank of Nova Scotia, and The Royal Bank of Scotland plc, as Documentation Agents, and other lenders that are parties thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 4.13 to the Registration Statement)
4.14	Amendment No. 1 to Credit Agreement, dated as of October 31, 2005, among Discovery Communications, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, SunTrust Bank, as Swing Line Lender, and other lenders that are parties thereto (incorporated by reference to Exhibit 4.14 to the Registration Statement)
4.15	Amendment No. 2 to Credit Agreement, dated as of February 23, 2006, among Discovery Communications, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, SunTrust Bank, as Swing Line Lender, and other lenders that are parties thereto (incorporated by reference to Exhibit 4.15 to the Registration Statement)
4.16	Amendment No. 3 to Credit Agreement, dated as of April 6, 2007, among Discovery Communications, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, SunTrust Bank, as Swing Line Lender, and other lenders that are parties thereto (incorporated by reference to Exhibit 4.16 to the Registration Statement)
4.17	Credit, Pledge and Security Agreement, dated as of May 14, 2007, among Discovery Communications Holding, LLC, as Borrower, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, The Royal Bank of Scotland, plc, Toronto Dominion (Texas), Inc., and Wachovia Bank, National Association, as Document Agents, Banc of America Securities LLC and J.P. Morgan Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, and the other lenders that are parties thereto (incorporated by reference to Exhibit 4.17 to the Registration Statement)
10.1	Discovery Communications U.S. Executive Relocation Policy (incorporated by reference to Exhibit 10.1 to the Registration Statement)

Exhibit
No.	Document

10.2	Discovery Communications Executive Benefit Summary (incorporated by reference to Exhibit 10.2 to the Registration Statement)
10.3	Discovery Communications Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement)
10.4	Amended and Restated Discovery Communications, LLC Supplemental Deferred Compensation Plan
10.5	Amended and Restated Discovery Appreciation Plan (incorporated by reference to Exhibit 10.8 to the 8-K filed on December 11, 2008)
10.6	Form of Discovery Communications, Inc. 2005 Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.6 to Amendment No. 2)
10.7	Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007)
10.8	Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007)
10.9	Employment Agreement, dated as of November 28, 2006, between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 1”))
10.10	Amended and Restated Employment Agreement, dated as of April 2, 2008, between Bruce Campbell and Discovery Communications, LLC(incorporated by reference to Exhibit 10.12 to the Amendment No. 1)
10.11	Equity Stake Transition Agreement, dated as of November 5, 2008, between John Hendricks and Discovery Communications
10.12	Letter Agreement, dated as of July 30, 2008, between John Hendricks and the Compensation Committee of Discovery Communications, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2)
10.13	Employment Agreement, dated as of June 11, 2008, between Brad Singer and Discovery Communications, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 2)
10.14	From of Escrow Agreement, by and among Discovery Communications, Inc., Advance/Newhouse Programming Partnership, and the escrow agent (incorporated by reference to Exhibit 10.17 to Amendment No. 2)
10.15	Brad Singer Option Agreement (standard terms) (incorporated by reference to Exhibit 10.1 to the 8-K filed on October 7, 2008)
10.16	Form of John Hendricks Option Agreement (incorporated by reference to Exhibit 10.4 to the 8-K filed on October 7, 2008)
10.17	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 8-K filed on October 7, 2008)
10.18	Form of Cash-Settled Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.6 to the 8-K filed on October 7, 2008)
10.19	Form of 7-year Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.7 to the 8-K filed on October 7, 2008)
21	List of Subsidiaries of Discovery Communications, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of PricewaterhouseCoopers LLP
23.3	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
No.	Document

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Members of
Discovery Communications Holding, LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in members’ equity and of cash flows, present fairly, in all material respects, the financial position of Discovery Communications Holding, LLC and its subsidiaries at December 31, 2007 and the results of their operations and their cash flows for the period from May 15, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

McLean, Virginia
February 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Discovery Communications, Inc:

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders’ deficit and of cash flows, present fairly, in all material respects, the results of operations and cash flows of Discovery Communications, Inc. (Predecessor Company) and its subsidiaries for the period from January 1, 2007 to May 14, 2007, and for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

/s/  PricewaterhouseCoopers LLP

McLean, Virginia
February 14, 2008

DISCOVERY COMMUNICATIONS HOLDING, LLC

CONSOLIDATED BALANCE SHEET

Successor
As of
December 31, 2007
(Amounts in millions,
except unit amounts)

ASSETS
Current assets:
Cash and cash equivalents	$45
Receivables, less allowance of $22	742
Inventories	10
Content rights, net	79
Deferred income taxes	104
Prepaid expenses and other current assets	97

Total current assets	1,077
Investments	101
Noncurrent content rights, net	1,048
Deferred launch incentives	243
Property and equipment, net	397
Goodwill	4,870
Intangible assets, net	182
Other noncurrent assets	42

Total assets	$7,960

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$268
Accrued payroll and employee benefits	184
Content rights payable	56
Launch incentives payable	1
Income taxes payable	24
Deferred revenues	78
Current portion of long-term incentive plan liability	141
Current portion of long-term debt	32
Other current liabilities	66

Total current liabilities	850
Derivative financial instruments, less current portion	49
Content rights payable, less current portion	2
Launch incentives payable, less current portion	6
Long-term debt	4,109
Deferred income taxes	11
Other noncurrent liabilities	176

Total liabilities	5,203
Commitments and contingencies (Note 13)	—
Redeemable interests in subsidiaries	49
Members’ equity:
Members’ units (51,119 units issued, less 13,319 units repurchased and retired)	2,533
Retained earnings	185
Accumulated other comprehensive loss	(10)

Total members’ equity	2,708

Total liabilities and members’ equity	$7,960

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS HOLDING, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	May 15, 2007	January 1, 2007
	through	through	Year Ended
	December 31, 2007	May 14, 2007	December 31, 2006
	(Amounts in millions)
Revenues:
Distribution	$930	$547	$1,435
Advertising	875	470	1,243
Other	223	82	205

Total revenues	2,028	1,099	2,883
Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization listed below	792	375	1,023
Selling, general and administrative	823	473	1,153
Depreciation and amortization expense	83	48	122
Asset impairments	—	26	—
Exit and restructuring costs	9	11	—
Gain on business disposition	(135)	—	—

Total operating costs and expenses	1,572	933	2,298

Operating income	456	166	585
Other (expense) income:
Equity in earnings of unconsolidated affiliates	5	4	7
Realized and unrealized (losses) gains from non- hedged derivative instruments, net	(11)	2	23
Minority interests	(7)	(1)	(3)
Interest expense, net	(180)	(69)	(194)
Other, net	(1)	—	1

Total other expense, net	(194)	(64)	(166)

Income from continuing operations before income taxes	262	102	419
Provision for income taxes	(25)	(52)	(190)

Income from continuing operations	237	50	229
Loss from discontinued operations, net of tax	(52)	(13)	(22)

Net income	$185	$37	$207

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS HOLDING, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	May 15, 2007	January 1, 2007
	through	through	Year Ended
	December 31, 2007	May 14, 2007	December 31, 2006
	(Amounts in millions)
Operating Activities
Net income	$185	$37	$207
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization expense	83	51	134
Amortization of deferred launch incentives and representation rights	58	37	78
Asset impairments	28	26	—
Gain on business disposition	(135)	—	—
Provision for losses on receivables	—	2	4
Long-term incentive plan expense	78	63	39
Equity in earnings of unconsolidated affiliates	(5)	(4)	(7)
Deferred income taxes	(71)	11	109
Realized and unrealized losses (gains) from non- hedged derivative instruments, net	11	(2)	(23)
Minority interests	7	1	3
Gain on sale of investment	—	—	(1)
Other charges (income)	2	(4)	1
Changes in operating assets and liabilities, net of business acquisitions and dispositions:
Receivables	(46)	(29)	(85)
Inventories	22	5	(5)
Content rights, net	111	(3)	(84)
Representation rights, net	—	—	93
Deferred launch incentives	(26)	(198)	(49)
Other assets	28	(24)	(7)
Accounts payable and accrued liabilities	120	(93)	74
Long-term incentive plan liability	(76)	(8)	(1)

Cash provided by (used in) operating activities	374	(132)	480

Investing Activities
Purchases of property and equipment	(56)	(25)	(90)
Business acquisitions, net of cash acquired	(306)	—	(195)
Redemption of interests in subsidiaries	—	(44)	(180)
Proceeds from sale of investment	—	—	1

Cash used in investing activities	(362)	(69)	(464)

Financing Activities
Proceeds from issuance of long-term debt	1,286	211	317
Payments of long-term debt and capital leases	(12)	(2)	(307)
Deferred financing fees	(5)	—	(1)
Repurchase of members’ interest	(1,284)	—	—
Other financing activities, net	(17)	(2)	(10)

Cash (used in) provided by financing activities	(32)	207	(1)
Effect of exchange rate changes on cash and cash equivalents	3	4	3

Change in cash and cash equivalents	(17)	10	18
Cash and cash equivalents, beginning of period	62	52	34

Cash and cash equivalents, end of period	$45	$62	$52

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS HOLDING, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
AND MEMBERS’ EQUITY

	Additional		Accumulated	Total
	Paid-in		Other	Stockholders’
	Capital/	Retained	Comprehensive	Deficit/
	Members’	(Deficit)	Income	Members’
	Equity	Earnings	(Loss)	Equity
	(Amounts in millions)

Predecessor:
Balance as of December 31, 2005	$21	$(513)	$10	$(482)
Net income	—	207	—	207
Foreign currency translation adjustments, net of tax of $9	—	—	14	14

Comprehensive income	—	—	—	221

Balance as of December 31, 2006	21	(306)	24	(261)
Net income for the period January 1, 2007 through May 14, 2007	—	37	—	37
Foreign currency translation adjustments, net of tax of $5	—	—	8	8
Unrealized gain on securities, net of tax of $1	—	—	1	1

Comprehensive income	—	—	—	46
Cumulative effect for the adoption of FIN 48	—	(5)	—	(5)

Balance as of May 14, 2007	$21	$(274)	$33	$(220)

Successor:
Formation of Successor Company Pushdown of investor basis	$4,392	$—	$—	$4,392
Net income for the period May 15, 2007 through December 31, 2007	—	185	—	185
Foreign currency translation adjustments, net of tax of $4	—	—	7	7
Unrealized gain on securities, net of tax of $2	—	—	3	3
Changes from hedging activities, net of tax of $12	—	—	(20)	(20)

Comprehensive income	—	—	—	175
Repurchase of members’ interest	(1,859)			(1,859)

Balance as of December 31, 2007	$2,533	$185	$(10)	$2,708

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Discovery Communications Holding, LLC (“Discovery” or the “Company”) is a global media and entertainment company that provides original and purchased cable and satellite television programming across multiple platforms in the United States and over 170 other countries. Discovery also develops and sells proprietary merchandise, other products and educational product lines in the United States and internationally. Discovery operates through three divisions: (1) U.S. Networks, (2) International Networks, and (3) Commerce and Education.

Basis of Presentation

Discovery was formed through a conversion completed by Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC, and not the current registrant) (“DCI” or “the Predecessor Company”) on May 14, 2007. As part of the conversion, DCI became Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of Discovery, and the former shareholders of DCI, including Cox Communications Holdings, Inc. (“Cox”), Advance/Newhouse Programming Partnerships, and Discovery Holding Company (“DHC”) became members of Discovery. Subsequent to this conversion, each of the members of Discovery held the same ownership interests in Discovery as their previous capital stock ownership interest had been in DCI.

The formation of Discovery required “pushdown” accounting and each shareholder’s basis has been pushed down to Discovery. The pushdown of the investors’ bases resulted in the recording of approximately $4.6 billion of additional goodwill, which had been previously recorded on the investors’ books. No other basis differentials existed on the investors’ books; therefore, no other assets or liabilities were adjusted. The application of push down accounting represents the termination of the predecessor reporting entity, DCI, and the creation of the successor reporting entity, Discovery. Accordingly, the results for the year ended December 31, 2007 are required to be presented as two distinct periods. The “Predecessor” period refers to the period from January 1, 2007 through May 14, 2007, and the “Successor” period refers to the period from May 15, 2007 through December 31, 2007. Accordingly, a vertical black line is shown to separate the Company financial statements from those of the Predecessor Company for periods ended prior to May 15, 2007. As the entire pushdown was associated with non-amortizable goodwill, there was no adjustment to the income statement during the Successor period as a result of this transaction.

Subsequent to the formation of Discovery, Cox exchanged its 25% ownership interest in Discovery for all of the capital stock of a subsidiary of Discovery that held the Travel Channel and travelchannel.com (collectively, the “Travel Business”) and approximately $1.3 billion in cash. Discovery retired the membership interest previously owned by Cox. The distribution of the Travel Business, which was valued at $575 million, resulted in a $135 million tax-free gain included in continuing operations. The gain was net of $280 million in reporting unit goodwill and $160 million in net assets. The net impact to goodwill as a result of the pushdown of investor basis and disposition of the Travel Business was $4.3 billion.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised in December 2003 (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. Variable Interest Entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support from other parties or whose equity holders possess rights not proportionate to their ownership. The equity method of accounting is used for affiliates over which the Company exercises significant influence but does not control.

All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates and could have a material impact on the consolidated financial statements.

Reclassifications and Revisions

Certain reclassifications have been made to the 2007 and 2006 financial statements to separately present exit and restructuring costs and asset impairments charges where such amounts were previously included within cost of revenues and depreciation and amortization expense, respectively.

Additionally, certain marketing costs were incorrectly classified between cost of revenues and selling, general and administrative expenses. The Company has revised its financial statements to reclassify these marketing costs, which resulted in a net decrease to cost of revenues and a corresponding increase to selling, general and administrative expenses of $8 million during the period from May 15, 2007 through December 31, 2007, a net increase to cost of revenues and a corresponding decrease to selling, general and administrative expenses of $2 million during the period from January 1, 2007 through May 14, 2007, and a net decrease to cost of revenues and a corresponding increase to selling, general and administrative expenses of $10 million during the year ended December 31, 2006, respectively. The revisions did not have any effect on amounts previously reported for revenues, total operating expenses, operating income, net income, or cash flows and are not material to our overall financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 gives entities the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. FAS 159 is effective for the Company as of the beginning of the Company’s 2008 fiscal year. The Company expects to adopt fair value accounting for its equity investment in HSWi (see Note 4). The impact could be material to the financial statements depending upon changes in fair value. The Company is currently assessing the potential effect of FAS 159 on its other assets and liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. FAS 157 requires expanded disclosures about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. FAS 157 will be effective for the Company’s 2008 fiscal year. The Company is currently assessing the potential effect of FAS 157 on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), although it retains the fundamental requirement in FAS 141 that

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. FAS 160 is effective for the Company’s 2009 fiscal year. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company is currently assessing the potential effect of FAS 160 on its financial statements.

Revenue Recognition

The Company derives revenues from three primary sources: (1) distribution revenues from cable system and satellite operators (distributors), (2) advertising revenues for commercial spots aired on the Company’s networks and websites), and (3) other revenues, which is largely e-commerce and educational sales.

Distribution revenues are recognized over the service period, net of launch incentives and other vendor consideration. Advertising revenues are recorded net of agency commissions and audience deficiency liabilities in the period advertising spots are broadcast. E-commerce and educational product revenues are recognized either at the point-of-sale or upon product shipment. Educational service sales are generally recognized ratably over the term of the agreement.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $108 million, $72 million, and $208 million were incurred from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively.

Cash and Cash Equivalents

Highly liquid investments with original maturities of ninety days or less are recorded as cash equivalents. Restricted cash of $8 million is included in other current assets as of December 31, 2007. Book overdrafts representing outstanding checks in excess of funds on deposit are recorded as a component of accounts payable and totaled $11 million as of December 31, 2007.

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”), requires every derivative instrument to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company uses financial instruments designated as cash flow hedges. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) as interest expense is recorded for debt. The Company uses the cumulative dollar offset method to assess effectiveness. To be highly effective, the ratio

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated by dividing the cumulative change in the value of the actual swap by the cumulative change in the hypothetical swap must be between 80% and 125%. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company uses derivatives instruments principally to manage the risk associated with the movements of foreign currency exchange rates and changes in interest rates that will affect the cash flows of its debt transactions. Refer to Note 17 for additional information regarding derivative instruments held by the Company and risk management strategies.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the weighted average cost method.

Content Rights

Costs incurred in the direct production, co-production or licensing of content rights are capitalized and stated at the lower of unamortized cost, fair value, or net realizable value. The Company evaluates the net realizable value of content by considering the fair value of the underlying produced and co-produced content and the net realizable values of the licensed content quarterly.

The costs of produced and co-produced content airing on the Company’s networks are capitalized and amortized based on the expected realization of revenues, resulting in an accelerated basis over four years for developed networks (Discovery Channel, TLC and Animal Planet) in the United States, and a straight-line basis over no longer than five years for developing networks (all other networks in the United States) and all networks in the International division. The cost of licensed content is capitalized and amortized over the term of the license period based on the expected realization of revenues, resulting in an accelerated basis for developed networks in the United States, and a straight-line basis for all International Networks, developing networks in the United States and educational ventures. The costs of content for electronic, video and hardcopy educational supplements are amortized on a straight-line basis over a three to five year period.

All produced and co-produced content is classified as long-term. The portion of the unamortized licensed content balance that will be amortized within one year is classified as a current asset. The Company’s co-production arrangements generally represent the sharing of production cost. The Company records its share of costs gross and records no amounts for the portion of costs borne by the other party as the Company does not share any associated economics of exploitation.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of three to seven years for equipment, furniture and fixtures, five to forty years for building structure and construction, and six to twelve years for satellite transponders. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the terms of the related leases, beginning on the date the asset is put into use. Equipment under capital lease represents the present value of the minimum lease payments at the inception of the lease, net of accumulated depreciation.

Capitalized Software Costs

All capitalized software costs are for internal use. Capitalization of costs occurs during the application development stage. Costs incurred during the pre and post implementation stages are expensed as incurred. Capitalized costs are amortized on a straight-line basis over their estimated useful lives of one to five years. Unamortized capitalized costs totaled $57 million at December 31, 2007. Software costs of $9 million, $7 million, and $22 million were capitalized from May 15, 2007 through December 31, 2007, from January 1,

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 through May 14, 2007, and in 2006, respectively. Amortization of capitalized software costs totaled $13 million, $7 million, and $18 million, from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. There were no write-offs for capitalized software costs during 2007 or 2006.

Recoverability of Long-Lived Assets, Goodwill, and Intangible Assets

The Company annually assesses the carrying value of its acquired intangible assets, including goodwill, and its other long-lived assets, including deferred launch incentives, to determine whether impairment may exist, unless indicators of impairment become evident requiring immediate assessment. Goodwill impairment is identified by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Intangible assets and other long-lived assets are grouped for purposes of evaluating recoverability at the lowest level for which independent cash flows are identifiable. If the carrying amount of an intangible asset, long-lived asset, or asset grouping exceeds its fair value, an impairment loss is recognized. Fair values for reporting units, goodwill and other asset groups are determined based on discounted cash flows, market multiples, or comparable assets as appropriate. During the Predecessor period, DCI recorded asset impairments of $26 million for education assets related to its consumer business. During the Successor period, the Company recorded a $28 million write-off of leasehold improvements related to store closures which is included in loss from discontinued operations.

The determination of recoverability of goodwill and other intangibles and long-lived assets requires significant judgment and estimates regarding future cash flows, fair values, and the appropriate grouping of assets. Such estimates are subject to change and could result in impairment losses being recognized in the future. If different reporting units, asset groupings, or different valuation methodologies had been used, the impairment test results could have differed.

Deferred Launch Incentives

Consideration issued to cable and satellite distributors in connection with the execution of long-term network distribution agreements is deferred and amortized on a straight-line basis as a reduction to revenue over the terms of the agreements. Obligations for fixed launch incentives are recorded at the inception of the agreement. Following the renewal of a distribution agreement, the remaining deferred consideration is amortized over the extended period. Amortization of deferred launch incentives and interest on unpaid deferred launch incentives was $61 million, $39 million, and $79 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. During 2007, in connection with the settlement of terms under a pre-existing distribution agreement, Discovery completed negotiations for the renewal of long-term distribution agreements for certain of its U.K. networks and paid a distributor $196 million, most of which is being amortized over a five year period.

Foreign Currency Translation

The Company’s foreign subsidiaries’ assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation adjustments are included as a separate component of stockholders’ deficit/ members’ equity in accumulated other comprehensive income (loss). Intercompany accounts of a trading nature are revalued at exchange rates in effect at each month end and are included as part of operating income in the consolidated Statements of Operations.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Incentive Plans

Prior to August 2005, DCI maintained two unit-based, cash settled, long-term incentive plans. Under these plans, unit awards, which vest over a period of years, were granted to eligible employees and increased or decreased in value based on a specified formula of DCI’s business metrics. DCI accounted for these units similar to stock appreciation rights and applied the guidance in FASB Interpretation No. 28, Accounting for Stock Issued to Employees (“FIN 28”). Accordingly, DCI adjusted compensation expense for changes in the accrued value of these awards over the period outstanding.

In August 2005, DCI discontinued one of its long-term incentive plans and settled all amounts with cash payments. In October 2005, DCI established a new long-term incentive plan for certain eligible employees. Substantially all participants in the remaining plan redeemed their vested units for cash payment and received units in the new plan.

Under the new plan, eligible employees receive cash settled unit awards indexed to the price of Class A DHC stock. As the units are indexed to the equity of another entity, the Company treats the units similar to a derivative, by determining their fair value each reporting period. The Company attributes compensation expense for the new awards on a straight-line basis; the Company attributes compensation expense for the initial grant of partially vested units by continuing to apply the FIN 28 model that was utilized over the awards’ original vesting periods. Once units are fully vested, the Company recognizes all mark-to-market adjustments to fair value in each period as compensation expense. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), regarding the classification of compensation expense associated with share-based payment awards. By applying the provisions of SAB 107, all long term incentive compensation expense is recorded as a component of selling, general and administrative expenses.

The Company classifies as a current liability the lesser of 100% of the intrinsic value of the units that are vested or will become vested within one year or the Black-Scholes value of units that have been attributed. Upon voluntary termination of employment, the Company distributes 100% of unit benefits if employees agree to certain provisions. Prior to a plan amendment in August 2007, the Company classified as a current liability 75% of the intrinsic value of vested units or units vesting within one year, as this amount corresponded to the value potentially payable should all participants separate from the Company. Upon voluntary termination of employment, the Company distributed 75% of unit benefits. The remainder was paid at the one-year anniversary of termination date. The August 2007 plan amendment eliminated the deferral of the final 25%. As such, employees are paid 100% of their vested amount upon separation from the Company.

Redeemable Interests in Subsidiaries

For those instruments with an estimated redemption value, redeemable interests in subsidiaries are accreted or amortized to an estimated redemption value ratably over the period to the redemption date. Accretion and amortization are recorded as a component of minority interest expense. For instruments with a specified rate of return, DCI records interest expense as incurred. Cash receipts and payments for the sale or purchase of redeemable interests in subsidiaries are included as a component of investing cash flows.

Minority Interests

In addition to the accretion and amortization on redeemable minority interests, the Company records minority interest expense for the portion of the earnings of consolidated entities which are applicable to the minority interest partners.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Units

Treasury units are accounted for using the cost method by DCI, the Predecessor. The repurchased units are held in treasury and are presented as if retired. There was no treasury unit activity from January 1, 2007 through May 14, 2007 or for the year ended December 31, 2006. Discovery, the Successor, purchased and retired the membership units owned by Cox. (Refer to Note 1 Description of Business and Basis of Presentation.)

Discontinued Operations

In determining whether a group of assets disposed of should be presented as a discontinued operation, the Company makes a determination as to whether the group of assets being disposed of comprises a component of the entity, which requires cash flows that can be clearly distinguished from the rest of the entity. The Company also determines whether the cash flows associated with the group of assets have been or will be significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. The Company has elected not to segregate the cash flows from discontinued operations in its presentation of the Statements of Cash Flows.

Income Taxes

Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized.

Effective January 1, 2007, DCI adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority upon settlement, the Company may record the benefits of such tax position in its consolidated financial statements. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Upon adoption of FIN 48, DCI recorded a $5 million net tax liability recorded directly to accumulated deficit.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	May 15, 2007	January 1, 2007
	through	through	Year Ended
	December 31, 2007	May 14, 2007	December 31, 2006
	(Amounts in millions)
Cash paid for acquisitions:
Fair value of assets acquired	$419	$—	$223
Fair value of liabilities assumed	(113)	—	(28)

Cash paid for business acquisitions, net of cash acquired	$306	$—	$195

Cash paid for interest	$180	$78	$196
Cash paid for income taxes	$58	$17	$70

4.	BUSINESS ACQUISITIONS

On December 17, 2007, Discovery completed its acquisition of HowStuffWorks.com (“HSW”), an on-line source of explanations of how the world actually works. This acquisition provides an additional platform for Discovery’s library of video content and positions its brands as a hub for satisfying curiosity on both television and on-line. The results of operations have been included in the consolidated financial statements since December 17, 2007. The aggregate purchase price was $265 million, including $15 million of transaction costs. The Company also assumed net working capital of $1 million, content of $9 million, and deferred tax liabilities of $45 million. As of December 31, 2007, $5 million of the purchase price has not yet been paid. Of the $270 million of acquired intangibles, $96 million was ascribed to intangibles subject to amortization with useful lives between two and five years and the balance of $174 million to non-tax deductible goodwill. Acquired intangibles include trademarks, customer lists, and other items with weighted average useful lives of four years. The Company funded the purchase through additional borrowings under its credit facilities. HSW’s content is highly ranked by the world’s leading search engines and provides a natural link to the Company’s video library. The purchase provides the Company with an expanded platform for content, additional ad sales outlet, and brand enhancement.

As part of the transaction, Discovery acquired approximately 49.5% of HSW International, Inc. (“HSWi”) outstanding shares, resulting in an investment balance of $79 million. Discovery has gained voting rights which are capped at 45% of the outstanding votes, three non-controlling board seats and certain other governance rights. As a result of its noncontrolling interest, the Company has recorded its investment in HSWi under the equity method. Discovery will hold approximately 77% of these shares over a period of at least one to two years. Per terms of the agreement, the Company may distribute the HSWi stock or sell and distribute substantially all of the proceeds to former HSW shareholders. The Company initially recorded a liability of $54 million at closing, which represents its estimated obligation to the HSW shareholders. The Company has estimated the fair value of its investment and associated liability with information from an investment bank. The Company will adjust the liability each period to fair value through adjustments to earnings. The valuation considers forecasted operating results and market valuation factors. The estimated liability at December 31, 2007 is unchanged from December 17, 2007. HSWi has a perpetual royalty free license to exploit HSW content in certain foreign markets.

On July 31, 2007, the Company acquired Treehugger.com, an eco-lifestyle website for $10 million. As of December 31, 2007, $2 million of this purchase price has not yet been paid. The results of operations have been included in the consolidated financial statements since that date. The acquisition furthers the Company’s goal of developing original programming related to the environment, sustainable development, conservation and organic living. The Company also has certain contingent considerations in connection with this acquisition

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable in the event specific business metrics are achieved totaling up to $6 million over two years, which could result in the recording of additional goodwill.

Subsequent to the formation of Discovery, the Company acquired an additional 5% interest in Animal Planet L.P. (“APLP”) from Cox for $37 million. This transaction increased the Company’s ownership interest in APLP from 80% to 85% and has been recorded as a step acquisition. The $37 million has been recorded as brand intangibles of $7 million, affiliate relationships of $10 million, and goodwill of $20 million. The brand intangibles and affiliate relationships will be amortized over ten years.

The following table summarizes the combined estimated fair values of the assets acquired and the liabilities assumed at the dates of acquisition in 2007 for HSW, Animal Planet additional 5% interest and Treehugger.com. The HSW fair value allocation of assets and liabilities is preliminary because the acquisition closed December 17, 2007 and the fair value determination of assets and liabilities are subject to finalization.

HSW, Animal Planet and
Asset (Liability)	Treehugger, Combined
(Amounts in millions)

Current assets and content	$23
Investment in HSWi stock	79
Other tangible assets	1
Finite-lived intangibles (including brand names, customer lists and trademarks)	119
Goodwill	198
Liabilities assumed	(15)
Deferred taxes	(45)
Estimated redemption liability to HSW shareholders	(54)

Cash paid, net of cash acquired	$306

During February 2006, DCI acquired 98% of DMAX (formerly known as XXP), a free-to-air network in Germany. The results of operations have been included in the consolidated financial statements since that date. The acquisition of a free-to-air network is intended to support strengthening global presence. The aggregate purchase price was $60 million primarily in cash. Of the $54 million of acquired intangible assets, $23 million was assigned to contract-based distribution channels subject to amortization with a useful life of approximately five years and the remaining balance of $31 million to goodwill. During 2007, Discovery acquired the remaining 2% in conjunction with the return of purchase escrow balances, for a net cash return amount of $8 million.

In March 2006, DCI acquired all of the outstanding common shares of Antenna Audio Limited (“Antenna”), a provider of audio tours and multimedia at museums and cultural attractions around the globe. The results of Antenna’s operations have been included in the consolidated financial statements since that date. DCI acquired Antenna to facilitate the expansion of its Travel brand and media content to other platforms. The aggregate purchase price was $65 million, primarily in cash. Of the $49 million of acquired intangibles, $6 million was assigned to assets subject to amortization with useful lives between two and seven years and the balance of $43 million to goodwill. Antenna and the Travel Channel had been integrated within a single reporting.

In 2006, DCI also acquired the following four entities for a total cost of $70 million, which was paid primarily in cash:

•	Petfinder.com, a facilitator of pet adoptions and PetsIncredible, a producer and distributor of pet-training videos. During 2007, the former owners earned payment of certain contingent consideration in connection with this acquisition, resulting in the addition of $11 million in goodwill.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Clearvue and SVE, Inc., a provider of curriculum-oriented media educational products.

•	Academy123, Inc., a provider of on-line supplemental, educational content focusing largely on mathematics and sciences. In May 2007, Discovery recorded an asset impairment of $21 million, including $12 million of goodwill, for goodwill and intangible assets established during 2006 related to Academy 123, Inc. The business had not been integrated into the education reporting unit, and management decided to scale back its education business to consumers.

•	Thinklink, Inc., a provider of formative assessment testing services to schools servicing students in grades K through 12.

Goodwill recognized for these transactions amounted to $28 million in 2006. Purchased identifiable intangible assets for these acquisitions are being amortized on a straight-line basis over lives ranging from one to ten years (weighted-average life of 4.4 years).

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the dates of acquisition in 2006.

DMAX, Antenna and
Other Acquisitions,
Asset (Liability)	Combined
In millions

Current assets and content	$40
Other tangible assets	8
Finite-lived intangible assets	73
Goodwill	102
Liabilities assumed	(28)

Cash paid, net of cash acquired	$195

5.	DISCONTINUED OPERATIONS

Following a comprehensive strategic review of its businesses, the Company decided to close its 103 mall based and stand alone Discovery Stores (Retail) in the third quarter of 2007. The Company will continue to leverage its products through retail arrangements and its e-commerce platform. As there is no continuing involvement in the retail stores or significant migration of retail customers to e-commerce, the results of the Retail business are accounted for as discontinued operations in the consolidated financial statements for the periods presented herein, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-lived Assets (“FAS 144”).

The following amounts related to Retail have been segregated from continuing operations and included in loss from discontinued operations in the consolidated statements of income:

	Successor	Predecessor
	May 15, 2007	January 1, 2007
	through	through	Year Ended
	December 31, 2007	May 14, 2007	December 31, 2006
	(Amounts in millions)
Revenue	$30	$27	$129
Loss from discontinued operations before income taxes	$(81)	$(18)	$(36)
Loss from discontinued operations, net of tax	$(52)	$(13)	$(22)

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No interest expense was allocated to discontinued operations for the periods presented herein since there was no debt specifically attributable to discontinued operations or required to be repaid following the closure of the retail stores. For the Successor period, the loss from discontinued operations includes $31 million in lease terminations and other exit costs, $9 million for severance and other employee-related costs, and $28 million in asset impairment charges, along with normal business operations.

Summarized balance sheet information for discontinued operations for Retail is as follows:

Successor
December 31, 2007
(Amounts in millions)

Current assets	$—
Total assets	$—
Current liabilities	$(6)
Total liabilities	$(6)

6.	CONTENT RIGHTS

Successor
Content Rights	December 31, 2007
(Amounts in millions)

Produced content rights:
Completed	$1,347
In-process	195
Co-produced content rights:
Completed	499
In-process	54
Licensed content rights:
Acquired	209
Prepaid	22

Content rights, at cost	2,326
Accumulated amortization	(1,199)

Content rights, net	1,127
Less: current portion	(79)

Non-current portion	$1,048

Amortization of content rights is recorded as a component of cost of revenues and was $558 million, $257 million, and $696 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. Amortization of content rights includes incremental amortization for certain programs to net realizable value of $172 million, $2 million, and $40 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. The $172 million of incremental amortization includes an impairment charge of $129 million at U.S. Networks, where new programming leadership evaluated the networks’ programming portfolio assets and identified certain programming which no longer fit the go forward strategy of the network. The Company wrote off those assets no longer intended for use.

The Company estimates that approximately 96% of unamortized costs of content rights at December 31, 2007 will be amortized within the next three years. The Company expects to amortize $434 million of

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unamortized content rights, not including in-process, not released, and prepaid productions, during the next twelve months.

7.	PROPERTY AND EQUIPMENT

Successor
December 31,
Property and Equipment	2007
(Amounts in millions)

Equipment and software	$479
Land	29
Buildings	154
Furniture, fixtures, leasehold improvements and other	151
Assets in progress	14

Property and equipment, at cost	827
Accumulated depreciation and amortization	(430)

Property and equipment, net	$397

The cost and accumulated depreciation of equipment under capital leases was $53 million at December 31, 2007. Depreciation and amortization of property and equipment, including equipment under capital lease, was $57 million, $40 million, and $78 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. Depreciation and amortization of property and equipment for Retail discontinued operations was $0, $3 million, and $10 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively, exclusive of impairment write-downs.

8.	SALE OF EQUITY INVESTMENTS

In April 2006, DCI recorded gains of $1 million as a component of other non-operating expenses for the sale of certain investments accounted for under the cost method. The gains represent the difference between the proceeds received and the net book value of the investments.

9.	GOODWILL AND INTANGIBLE ASSETS

Successor
Goodwill and Intangible Assets	December 31, 2007
(Amounts in millions)

Goodwill	$4,870

Trademarks, net of accumulated amortization of $2	$62
Customer lists, net of accumulated amortization of $77	68
Other, net of accumulated amortization of $77	52

Intangible assets, net	$182

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, changes in the net carrying amount of goodwill were as follows:

Reconciliation of net carrying amount of goodwill	(Amounts in millions)

Balance at January 1, 2007 (Predecessor)	$365
Impairment (Predecessor) (Note 4)	(12)
Translation (Predecessor)	2
Push down of investor basis (Successor) (Note 1)	4,591
Disposals (Successor) (Note 1)	(280)
Acquisitions (Successor) (Note 4)	198
Translation (Successor)	6

Balance at December 31, 2007 (Successor)	$4,870

In April 2007, DCI completed a strategic analysis of the Education business and does not expect to generate revenue from the assets acquired from the Academy 123, Inc. acquisition. Goodwill of $12 million and intangible assets of $9 million were written-off as a component of amortization expense.

Goodwill is not amortized. Trademarks are amortized on a straight-line basis over three to ten years. Customer lists are amortized on a straight-line basis over the estimated useful lives of three to seven years. Non-compete assets are amortized on a straight-line basis over the contractual term of one to seven years. Other intangibles are amortized on a straight-line basis over the estimated useful lives of three to ten years. The weighted-average amortization period for intangible assets is 5.1 years.

Amortization of intangible assets, totaled $22 million, $37 million, and $44 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. The Company estimates that unamortized costs of intangible assets at December 31, 2007 will be amortized over the next five years as follows: $53 million in 2008, $41 million in 2009, $37 million in 2010, $20 million in 2011, and $12 million in 2012.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	INVESTMENTS

The following table outlines the Company’s less than wholly-owned ventures and the method of accounting during 2007:

Accounting
Affiliates:	Method

Joint Ventures with the BBC:
JV Programs LLC (“JVP”)	Consolidated
Joint Venture Network LLC (“JVN”)	Consolidated
Animal Planet Europe	Consolidated
Animal Planet Latin America	Consolidated
People & Arts Latin America	Consolidated
Animal Planet Asia	Consolidated
Animal Planet Japan	Consolidated
Animal Planet Canada	Equity
Other Ventures:
Animal Planet United States (Note 12)	Consolidated
Discovery Canada	Equity
Discovery Japan	Equity
Discovery Health Canada	Equity
Discovery Kids Canada	Equity
Discovery Civilization Canada	Equity
HSWi (Note 4)	Equity

Joint Ventures with the BBC

The Company and the BBC have formed several cable and satellite television network joint ventures, JVP, a venture to produce and acquire factual-based content, and JVN, a venture to provide debt funding to these joint ventures.

In addition to its own funding requirements, the Company has assumed the BBC funding requirements, giving the Company preferential cash distribution with these ventures. The Company controls substantially all of the BBC ventures and consolidates them accordingly. As the BBC does not have risk of loss, no BBC cumulative losses were allocated to minority interest for consolidated joint ventures with the BBC, and the Company recognizes both its and the BBC’s share of cumulative losses in the equity method venture with the BBC. After December 31, 2006, JVP obtained a level of cumulative profitability. Minority interest expense of $4 million and $1 million for the BBC’s share of earnings in JVP was recognized from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively.

Other Ventures

The Company is a partner in international joint venture cable and satellite television networks. The Company also acquired an equity interest in HSWi stock as a result of its acquisition of HSW. DCI provided no funding to the equity ventures in 2007 or 2006. At December 31, 2007, the Company’s maximum exposure to loss as a result of its involvement with the equity joint ventures is the $47 million investment book value and future operating losses, should they occur, of the equity joint ventures that the Company is obligated to fund.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	DEBT

Successor
December 31, 2007
(Amounts in millions)

$1.0 billion Term Loan A due quarterly December 2008 to October 2010	$1,000
$1.6 billion Revolving Loan, due October 2010	338
€260 million Revolving Loan, due April 2009	94
$1.5 billion Term Loan B due quarterly September 2007 to May 2014	1,492
8.06% Senior Notes, semi-annual interest, due March 2008	180
7.45% Senior Notes, semi-annual interest, due September 2009	55
8.37% Senior Notes, semi-annual interest, due March 2011	220
8.13% Senior Notes, semi-annual interest, due September 2012	235
Floating Rate Senior Notes, semi-annual interest, due December 2012	90
6.01% Senior Notes, semi-annual interest, due December 2015	390
£10 million Uncommitted Facility, due August 2008	9
Obligations under capital leases	37
Other notes payable	1

Subtotal	4,141
Current portion	(32)

Total long-term debt	$4,109

In May 2007, Discovery entered into a $1.5 billion seven year term loan credit agreement. Borrowings under this agreement bear interest at London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.0% or the higher of (a) the Federal Funds Rate plus 1/2 of 1% or (b) “prime rate” set by Bank of America plus an applicable margin of 1.0%. The Company capitalized $5 million of deferred financing costs as a result of this transaction. At the end of 2007 there was $1.5 billion outstanding under the term loan agreement (net of mandatory principal repayments) with a weighted average interest rate of 6.83%. The average interest rate under this credit agreement was 7.44% for the period May 15, 2007 through December 31, 2007.

In September 2007, the Company’s United Kingdom subsidiary, Discovery Communications Europe Limited (“DCEL”) executed a £10 million uncommitted facility to supplement working capital requirements. The facility is available through August 1, 2008 and is guaranteed by Discovery. At December 31, 2007 there was £4 million (approximately $9 million) outstanding under this facility.

In March 2006, DCEL entered into a €70 million three year multicurrency revolving credit agreement (“U.K. credit agreement”) which enables the Company to draw Euros and British Pounds. In April 2006, the U.K. credit agreement was amended and restated to provide for syndication and to increase the revolving commitments to €260 million. The Company guarantees DCEL’s obligations under the U.K. credit agreement. Borrowings under this agreement bear interest at LIBOR plus an applicable margin based on the Company’s leverage ratios. The cost of the U.K. credit agreement also includes a fee on the revolving commitments (ranging from 0.1% to 0.3%) based on the Company’s leverage ratio. DCEL capitalized £1 million (approximately $1 million) of deferred financing costs as a result of this transaction. At the end of 2007 there was £48 million (approximately U.S. $94 million) outstanding under the multicurrency credit agreement with a weighted average interest rate of 6.75%. The interest rate averaged 7.05% and 6.42% from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. The U.K. credit agreement matures April 2009.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2006 DCI borrowed additional funds under its U.S. Credit Facility (Revolving Loan and Term A) to redeem the maturing $300 million Senior Notes. At the end of 2007 there was $1.3 billion outstanding ($1.0 billion Term A and $338 million Revolving Loan) under the facility with a weighted average interest rate of 5.61%. The amount available under the facility was $1.2 billion, net of amounts committed for standby letters of credit of $3 million issued. The average interest rate under the U.S. Credit Facility was 6.11% and 6.22% from May 15, 2007 through December 31, 2007, and from January 1, 2007 through May 14, 2007, respectively. The Company’s debt agreements have certain restrictions on the payment of dividends from subsidiaries.

The Company uses derivative instruments to modify its exposure to interest rate fluctuations on its debt. The Term Loans, Revolving Facility, and Senior Notes contain covenants that require the Company to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, borrowing level, mergers, and purchases of capital stock, assets, and investments.

Future principal payments under the current debt arrangements, excluding obligations under capital leases and other notes payable, are as follows: $266 million in 2008, $539 million in 2009, $915 million in 2010, $235 million in 2011, $340 million in 2012 and $1.8 billion thereafter. Of the $266 million of principal payments due in 2008, $243 million is excluded from the current portion of long-term debt as of December 31, 2007 because the Company has the intent and ability to refinance its obligations on a long-term basis.

Future minimum payments under capital leases are as follows: $9 million in 2008 and 2009, $7 million in 2010, $6 million in 2011, $3 million in 2012, and $10 million thereafter.

12.	REDEEMABLE INTERESTS IN SUBSIDIARIES

Animal Planet LP

As of December 31, 2006, one of the DCI’s stockholders held 44,000 senior preferred partnership units of Animal Planet LP (“APLP”) that had a redemption value of $44 million and carried a rate of return ranging from 8.75% to 13%. APLP’s senior preferred partnership units were called by DCI in January 2007 for $44 million, plus accrued interest of $1 million. Preferred returns were recorded as a component of interest expense based on a constant rate of return of 10.75% through the full term and aggregated $5 million in 2006. DCI reversed $5 million of accrued interest upon exercise of the call.

People & Arts Latin America and Animal Planet Channel Group

The BBC has the right, upon a failure of the People & Arts Latin America or the Animal Planet Channel Group (comprised of Animal Planet Europe, Animal Planet Asia, and Animal Planet Latin America), the Channel Groups, to achieve certain financial performance benchmarks to put its interests back to the Company for a value determined by a specified formula every three years which commenced December 31, 2002. The Company accretes the mandatorily redeemable equity in a subsidiary to its estimated redemption value through the applicable redemption date. The redemption value estimate is based on a contractual formula considering the projected results of each network within the channel group.

Based on the Company’s calculated performance benchmarks, the Company believes the BBC has the right to put their interests as of December 2005. The BBC has 90 days following the valuation of the Channel Groups by an independent appraiser to exercise their right. During 2006 DCI was notified that the BBC is evaluating whether to execute their rights under the agreement. As of December 31, 2007, the BBC and the Company are assigning a valuation firm to formally assess the performance benchmarks and the BBC’s right to put. The Company has accreted to an estimated redemption value of $49 million as of December 31, 2007, based on certain estimates and legal interpretations. Changes in these assumptions could materially impact current estimates. Accretion to the redemption value has been recorded as a component of minority interest

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense of $2 million, $1 million, and $9 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively.

13.	COMMITMENTS AND CONTINGENCIES

	Successor
	Year Ending December 31,
Future Minimum Payments	Leases	Content	Other	Total
	(amounts in millions)

2008	$81	$269	$106	$456
2009	66	67	86	218
2010	57	41	71	169
2011	41	40	24	105
2012	35	41	4	80
Thereafter	134	41	—	176

Total	$414	$499	$291	$1,204

Expenses recorded in connection with operating leases, including rent expense, for continuing and discontinued operations were $91 million, $53 million, and $143 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. Expenses recorded in connection with operating leases, including rent expense, for discontinued operations were $37 million, $9 million, and $24 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. The Company receives contributions from certain landlords to fund leasehold improvements. Such contributions are recorded as deferred rent and amortized as reductions to lease expense over the lease term. Certain of the Company’s leases provide for rental rates that increase or decrease over time. The Company recognizes operating lease minimum rentals on a straight-line basis over the lease term. The Company’s deferred rent balance was $24 million at December 31, 2007. Approximately $7 million of Discovery’s deferred rent balance was written off and included in discontinued operations following the closure of the retail stores.

Discovery has certain contingent considerations in connection with the acquisition of Treehugger.com payable in the event specific business metrics are achieved totaling up to $6 million over two years (refer to Note 4).

The Company is involved in litigation incidental to the conduct of its business. In addition, the Company is involved in negotiations with organizations holding the rights to music used in the Company’s content. As global music rights societies evolve, the Company uses all information available to estimate appropriate obligations. During 2005, DCI analyzed its music rights reserves and recorded a net reduction to cost of revenue of approximately $11 million. The Company believes the reserves related to these music rights are adequate and does not expect the outcome of such litigation and negotiations to have a material adverse effect on the Company’s results of operations, cash flows, or financial position.

14.	EMPLOYEE SAVINGS PLANS

The Company maintains employee savings plans, defined contribution savings plans and a supplemental deferred compensation plan for certain management employees, together the “Savings Plans.” The Company contributions to the Savings Plans were $6 million, $6 million, and $10 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	LONG-TERM INCENTIVE PLANS

In October 2005, DCI established a new long-term incentive plan. At inception of the plan, eligible participants in one of DCI’s previously established long-term incentive plans chose to either continue in that plan or to redeem their vested units at the December 31, 2004 valuation and receive partially vested units in the new plan. Substantially all participants in the previously established plan redeemed their vested units and received partially vested units in the new plan. Certain eligible employees were granted new units in the new plan.

Units partially vested in the new plan have vesting similar to units in the previously established plan. New units awarded vest 25% per year. The units in the new plan are indexed to the market price of Class A DHC stock. On August 17, 2007, the Company amended the plan so that each year 25% of the units awarded will expire and the employees will receive a cash payment for the increase in value. Prior to the amendment, units were paid out every two years over an eight year period. The Company has authorized the issuance of up to 32 million units under this plan.

Prior to October 2005, DCI maintained two unit-based, long-term incentive plans with substantially similar terms. Units were awarded to eligible employees following their one-year anniversary of hire and vested 25% per year thereafter. Upon exercise, participants received the increase in value from the date of issuance. The value of the units was based on changes in DCI’s value as estimated by an external investment-banking firm utilizing a specified formula of DCI business metrics. The valuation also included a business group specific discount rate and terminal value based on business risk. The intrinsic value for unit appreciation had been recorded as compensation expense over the period the units were outstanding. In August 2005, DCI discontinued one of these plans, which resulted in the full vesting and cash redemption of units at the December 31, 2004 valuation, including a 25% premium on appreciated value.

Upon voluntary termination of employment, the Company distributes the intrinsic value of the participant’s vested units, if participants agree to comply with post-employment obligations for one year in order to receive remaining benefits. The Company’s cash disbursements under the new plan aggregated $76 million, $8 million and $0 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively.

The fair value of the units issued under the new plan has been determined using the Black-Scholes option-pricing model. The expected volatility represents the calculated volatility of the DHC stock price over each of the various contractual terms. As a result of the limited trading history of the DHC stock, this amount for units paid out after two years is determined based on an analysis of DHC’s industry peer group over the corresponding periods. The weighted average assumptions used in this option-pricing model were as follows:

	Successor	Predecessor
	May 15, 2007	January 1, 2007
	through	through	Year Ended
	December 31,	May 14,	December 31,
Weighted Average Assumptions	2007	2007	2006
Risk-free interest rate	3.20%	4.72%	4.78%
Expected term (years)	1.48	3.87	3.86
Expected volatility	27.93%	23.78%	27.06%
Dividend yield	0%	0%	0%

The weighted average grant date fair values of units granted was $29.65, $18.66, and $16.51 from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. The weighted average fair value of units outstanding was $11.68 as of December 31, 2007. Compensation expense in connection with the new plan was $79 million, $63 million, and $39 million from May 15, 2007 through

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. The accrued fair values of units outstanding under the new plan were $141 million at December 31, 2007.

The following table summarizes information about unit transactions (units in millions) for the new plan:

	Successor		Predecessor
	May 15, 2007		January 1, 2007
	through		through		Year Ended
	December 31,		May 14,		December 31,
	2007		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Units	Price	Units	Price	Units	Price
Outstanding at Beginning of period	26.7	$16.01	26.3	$15.00	24.2	$14.82
Units exchanged	—	—	—	—	—	—
Units granted	6.4	29.65	7.8	18.66	3.5	16.36
Units exercised	(1.1)	15.69	(2.3)	14.01	(0.1)	13.12
Units redeemed/cancelled	(5.2)	15.29	(5.1)	15.82	(1.3)	15.43

Outstanding at end of period	26.8	19.42	26.7	16.01	26.3	15.00

Vested at Period-end	6.6	$13.97	6.5	$13.84	8.5	$13.78

The Company classified as a current liability the entire long term incentive plan liability of $141 million. At December 31, 2007, there was $137 million of unrecognized compensation cost related to unvested units, which the Company expects to recognize over a weighted average period of 2.4 years. The weighted average remaining years of contractual life for outstanding and vested unit awards was 1.48 and 0.75, respectively, for unit awards outstanding as of December 31, 2007. The aggregate intrinsic value of units outstanding at December 31, 2007 is $228 million. The vested intrinsic value of outstanding units was $94 million at December 31, 2007.

16.	INCOME TAXES

Domestic and foreign income before income taxes and discontinued operations is as follows:

	Successor	Predecessor
	May 15, 2007	January 1, 2007
	through	through	Year Ended
	December 31,	May 14,	December 31,
Income from Continuing Operations before Taxes	2007	2007	2006
Domestic	$255	$87	$445
Foreign	7	15	(26)

Income from continuing operations before taxes	$262	$102	$419

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense from continuing operations for the periods May 15, 2007 through December 31, 2007, January 1, 2007 through May 14, 2007, and the year ended December 31, 2006 is as follows:

	Successor	Predecessor
	May 15, 2007	January 1, 2007
	through	through	Year Ended
	December 31,	May 14,	December 31,
Income Tax Expense	2007	2007	2006
	(Amounts in millions)
Current
Federal	$52	$20	$4
State	7	5	6
Foreign	28	17	60

Total current income tax provision	87	42	70
Deferred
Federal	(65)	5	115
State	10	9	4
Foreign	2	3	(4)

Total deferred income tax (benefit) expense	(53)	17	115
Change in valuation allowance	(9)	(7)	5

Total income tax expense	$25	$52	$190

Components of deferred tax assets and liabilities as of December 31, 2007 are as follows:

	Successor
	December 31, 2007
Deferred Income Tax Assets and Liabilities	Current	Non-current
	(Amounts in millions)

Assets:
Loss carry-forwards	$22	$21
Compensation	59	10
Accrued expenses	11	13
Reserves and allowances	9	—
Derivative financial instruments	—	7
Investments	—	14
Depreciation	—	16
Intangibles	—	68
Uncertain tax positions	—	28
Other	4	17

	105	194
Valuation allowance	—	(10)

Total deferred income tax assets	105	184

Liabilities:
Content rights and deferred launch incentives	—	(157)
Foreign currency translation	—	(6)
Unrealized gains on investments	—	(25)
Other	(1)	(7)

Total deferred income tax liabilities	(1)	(195)

Deferred income tax assets (liabilities), net	$104	$(11)

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax benefit (expense) from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35.0% as a result of the following:

	Successor	Predecessor
	May 15, 2007	January 1, 2007
	through	through	Year Ended
	December 31,	May 14,	December 31,
Reconciliation of Effective Tax Rate from Continuing Operations	2007	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate arising from:
State income taxes, net of Federal benefit	2.4	1.9	1.5
Foreign income taxes, net of Federal benefit	7.5	12.8	7.7
Non-taxable gain	(17.9)	—	—
Travel deferred tax liabilities	(20.4)	—	—
Change in U.S. reserve	3.3	—	—
Non-deductible goodwill write-off	—	3.9	—
Domestic production deduction	(1.1)	(1.8)	—
Other	0.8	(0.6)	1.1

Effective income tax rate	9.6%	51.2%	45.3%

The disposal of the Travel Business resulted in a gain of $135 million for book purposes, but the transaction was not recognized for tax purposes under Internal Revenue Code Sections 355 and 368. The transaction also resulted in a reduction of the Company’s deferred tax liabilities related to the Travel Channel of $54 million.

As of December 31, 2007, the Company has federal operating loss carry-forwards of $93 million that begin to expire in 2021 and state operating loss carry-forwards of $297 million in various state jurisdictions available to offset future taxable income that expire in various amounts through 2025. In 2007, the Company acquired federal operating loss carry-forwards of $90 million. The state operating loss carry-forwards are subject to a valuation allowance of $5 million. The change in the valuation allowance from prior year reflects the elimination of fully reserved state operating loss carry-forwards upon disposal of the Retail business.

Deferred tax assets are reduced by a valuation allowance relating to the state tax benefits attributable to net operating losses in certain jurisdictions where realizability is not more likely than not.

The Company’s ability to utilize foreign tax credits is currently limited by its overall foreign loss under Section 904(f) of the Internal Revenue Code. The Company has no alternative minimum tax credits.

The Company files U.S. federal, state, and foreign income tax returns. With few exceptions, the Company is no longer subject to audit by the Internal Revenue Service (“IRS”), state tax authorities, or non-U.S. tax authorities for years prior to 2003.

It is reasonably possible that the total amount of unrecognized tax benefits related to tax positions taken (or expected to be taken) on 2006 and 2007 non-U.S. tax returns could decrease by as much as $33 million within the next twelve months as a result of settlement of audit issues and/or payment of uncertain tax liabilities, which could impact the effective tax rate.

The IRS is not currently examining the Company’s consolidated federal income tax return. However, some of the Company’s joint ventures are under examination for the 2004 tax year. The Company does not expect any significant adjustments.

As a result of the implementation of FIN 48, the Company recognized an increase of $36 million in its liability for unrecognized tax benefits, which was offset in part by a corresponding increase of $31 million in

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets. The remaining $5 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits (without related interest amounts) is as follows:

Reconciliation of Unrecognized Tax Benefits	(amounts to millions)

Balance at January 1, 2007 (Predecessor)	$91
Additions based on tax positions related to the current year (Successor)	12
Additions for tax positions of prior years (Successor)	17
Reductions for tax positions of prior years (Successor)	(29)
Settlements (Successor)	(2)

Balance at December 31, 2007 (Successor)	$89

Included in the balance at December 31, 2007, are $10 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

FIN 48 requires uncertain tax positions to be recognized and presented on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions, and/or credits that would result from payment of uncertain tax amounts). On a net basis, the balance at December 31, 2007 is $45 million (including related interest amounts) after offsetting deferred tax assets, deductions, and/or credits on the Company’s tax returns.

The Company’s policy is to classify tax interest and penalties related to unrecognized tax benefits as tax expense. Interest expense related to unrecognized tax benefits recognized was approximately $2 million, $1 million, and $1 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. The Company had accrued approximately $6 million of total interest payable in the tax accounts as of December 31, 2007. Additional interest of $1 million was accrued upon adoption of FIN 48 in the first quarter of its fiscal year 2007, with a corresponding reduction to retained earnings.

17.	FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not hold or enter into financial instruments for speculative trading purposes.

The Company’s interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. These instruments include swaps and swaptions to modify interest rate exposure. The variable to fixed interest rate instruments have a notional principal amount of $2.3 billion and have a weighted average interest rate of 4.68% at December 31, 2007. The fixed to variable interest rate agreements have a notional principal amount of $225 million and have a weighted average interest rate of 9.65% at December 31, 2007. At December 31, 2007, the Company held an unexercised interest rate swap put with a notional amount of $25 million at a fixed rate of 5.44%. As a result of unrealized mark-to-market adjustments, ($10) million, $1 million, and $10 million in (losses) gains on these instruments were recorded from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively.

The fair value of these derivative instruments, which aggregate ($50) million at December 31, 2007, is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets. Changes in the fair value of these derivative instruments are recorded as a component of operating cash flows.

Of the total of $2.3 billion, a notional amount of $1.5 billion of these derivative instruments are 100% effective cash flow hedges. The value of these hedges at December 31, 2007 was ($33) million with changes

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the mark-to-market value recorded as a component of other comprehensive income (loss), net of taxes. Should any portion of these instruments become ineffective due to a restructuring in the Company’s debt, the monthly changes in fair value would be reported as a component of other income on the Statement of Operations. The Company does not expect any hedge ineffectiveness in the next twelve months.

The foreign exchange instruments used are spot, forward, and option contracts. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At December 31, 2007, the notional amount of foreign exchange derivative contracts was $174 million. As a result of unrealized mark-to-market adjustments, ($3) million, ($1) million, and $2 million in (losses) gains were recognized on these instruments from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. The fair value of these derivative instruments is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets. These derivative instruments did not receive hedge accounting treatment.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, receivables, and accounts payable approximate their carrying values. Marketable equity securities are carried at fair value and fluctuations in fair value are recorded through other comprehensive income (loss). Losses on investments that are other than temporary declines in value are recorded in the statement of operations.

The carrying amount of the Company’s borrowings was $4.1 billion and the fair value was $4.2 billion at December 31, 2007.

The carrying amount of all derivative instruments represents their fair value. The net fair value of the Company’s short and long-term derivative instruments is ($51) million at December 31, 2007; 4%, 11%, 61%, 23%, and 1% of these derivative instrument contracts will expire in 2008, 2009, 2010, 2011, and thereafter, respectively.

The fair value of derivative contracts was estimated by obtaining interest rate and volatility market data from brokers. As of December 31, 2007, an estimated 100 basis point parallel shift in the interest rate yield curve would change the fair value of the Company’s portfolio by approximately $45 million.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company’s trade receivables and investments do not represent a significant concentration of credit risk at December 31, 2007 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

18.	RELATED PARTY TRANSACTIONS

The Company identifies related parties as investors in their consolidated subsidiaries, the Company’s joint venture partners and equity investments, and the Company’s executive management. Transactions with related parties typically result from distribution of networks, production of content, or media uplink services. Gross revenue earned from related parties was $21 million, $47 million, and $90 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively. Accounts receivable from these entities were $7 million at December 31, 2007. Purchases from related parties totaled $55 million, $32 million, and $83 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, and in 2006, respectively; of these purchases, $5 million, $3 million, and $8 million related to capitalized assets from January 1, 2007 through May 14, 2007, May 15, 2007 through December 31, 2007, and in 2006 respectively. Amounts payable to these parties totaled $1 million at December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discovery Communications, Inc.

By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2009

/s/ John S. Hendricks John S. Hendricks	Founder, Chairman of the Board, and Director	February 25, 2009

/s/ Bradley E. Singer Bradley E. Singer	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2009

/s/ Thomas R. Colan Thomas R. Colan	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 25, 2009

/s/ Robert R. Beck Robert R. Beck	Director	February 25, 2009

/s/ Robert R. Bennett Robert R. Bennett	Director	February 25, 2009

/s/ Paul A. Gould Paul A. Gould	Director	February 25, 2009

/s/ Lawrence S. Kramer Lawrence S. Kramer	Director	February 25, 2009

/s/ John C. Malone John C. Malone	Director	February 25, 2009

Signature	Title	Date

/s/ Robert J. Miron Robert J. Miron	Director	February 25, 2009

/s/ Steven A. Miron Steven A. Miron	Director	February 25, 2009

/s/ M. LaVoy Robison M. LaVoy Robison	Director	February 25, 2009

/s/ J. David Wargo J. David Wargo	Director	February 25, 2009