Form 10-Q
period 2009-03-31
Discovery Communications, Inc.
filed 2009-05-04
CIK 1437107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number: 001-34177

DISCOVERY COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2333914 (I.R.S. Employer Identification No.)

One Discovery Place Silver Spring, Maryland (Address of principal executive offices)	20910 (Zip Code)
(240) 662-2000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Total number of shares outstanding of each class of the Registrant’s common stock as of April 30, 2009:

Series A Common Stock, $0.01 par value	134,032,336
Series B Common Stock, $0.01 par value	6,598,161
Series C Common Stock, $0.01 par value	140,630,478

DISCOVERY COMMUNICATIONS, INC.
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; amounts in millions, except per share amounts)

	March 31,	December 31,
	2009	2008
		(recast)
ASSETS
Current assets:
Cash and cash equivalents	$142	$100
Receivables, net of allowances of $17 and $16, respectively	740	780
Content rights, net	80	73
Prepaid expenses and other current assets	150	156

Total current assets	1,112	1,109

Noncurrent content rights, net	1,192	1,163
Property and equipment, net	384	395
Goodwill	6,889	6,891
Intangible assets, net	702	716
Other noncurrent assets	196	210

Total assets	$10,475	$10,484

LIABILITIES, REDEEMABLE INTERESTS IN SUBSIDIARIES, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$371	$421
Current portion of long-term debt	586	458
Other current liabilities	217	191

Total current liabilities	1,174	1,070

Long-term debt	3,137	3,331
Other noncurrent liabilities	438	473

Total liabilities	4,749	4,874

Commitments and contingencies (Note 18)	—	—
Redeemable interests in subsidiaries	49	49

Equity:
Series A preferred stock, $0.01 par value; authorized 75 shares; issued and outstanding 71 shares at March 31, 2009 and 70 shares at December 31, 2008	1	1
Series C preferred stock, $0.01 par value; authorized 75 shares; issued and outstanding 71 shares at March 31, 2009 and 70 shares at December 31, 2008	1	1
Series A common stock, $0.01 par value; authorized 1,700 shares; issued and outstanding 134 shares at March 31, 2009 and December 31, 2008	1	1
Series B common stock, $0.01 par value; authorized 100 shares; issued and outstanding 7 shares at March 31, 2009 and December 31, 2008	—	—
Series C common stock, $0.01 par value; authorized 2,000 shares; issued and outstanding 141 shares at March 31, 2009 and December 31, 2008	2	2
Additional paid-in capital	6,550	6,545
Accumulated deficit	(817)	(936)
Accumulated other comprehensive loss	(85)	(78)

Equity attributable to Discovery Communications, Inc.	5,653	5,536
Equity attributable to non-controlling interests	24	25

Total equity	5,677	5,561

Total liabilities, redeemable interests in subsidiaries, and equity	$10,475	$10,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; amounts in millions, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
		(recast)
Revenues:
Distribution	$425	$402
Advertising	301	304
Other	91	103

Total revenues	817	809

Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization listed below	253	242
Selling, general and administrative	281	251
Depreciation and amortization	38	47
Exit and restructuring charges	3	—

Total operating costs and expenses	575	540

Operating income	242	269

Interest expense	(57)	(69)
Other non-operating income (expense), net	8	(16)

Income before income taxes	193	184

Provision for income taxes	(70)	(110)

Net income	123	74
Less: Net income attributable to non-controlling interests	(4)	(40)

Net income attributable to Discovery Communications, Inc.	$119	$34

Net income per share attributable to Discovery Communications, Inc. stockholders:
Basic	$0.28	$0.12

Diluted	$0.28	$0.12

Weighted average number of shares outstanding:
Basic	422	282

Diluted	422	282

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; amounts in millions)

	Three Months Ended
	March 31,
	2009	2008
		(recast)
Operating Activities
Net income	$123	$74
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense (benefit)	37	(36)
Depreciation and amortization	38	63
Deferred income taxes	(22)	46
Other noncash expenses, net	10	37
Changes in operating assets and liabilities, net of discontinued operations:
Receivables, net	28	(26)
Accounts payable and accrued liabilities	(55)	(79)
Other, net	(19)	(12)

Cash provided by operating activities	140	67

Investing Activities
Purchases of property and equipment	(20)	(22)
Net cash acquired from Newhouse Transaction	—	45
Business acquisitions, net of cash acquired	—	(3)
Proceeds from sale of securities	—	24

Cash (used in) provided by investing activities	(20)	44

Financing Activities
Net borrowings from revolver loan	3	159
Principal repayments of long-term debt	(66)	(184)
Principal repayments of capital lease obligations	(3)	(2)
Cash distribution to non-controlling interest	(5)	—
Other financing activities, net	(3)	(10)

Cash used in financing activities	(74)	(37)

Effect of exchange rate changes on cash and cash equivalents	(4)	9

Change in cash and cash equivalents	42	83
Cash and cash equivalents of continuing operations, beginning of period	100	8
Cash and cash equivalents of discontinued operations, beginning of period	—	201

Cash and cash equivalents, end of period	$142	$292

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; amounts in millions)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Discovery			Discovery
	Communications,	Non-controlling		Communications,	Non-controlling
	Inc.	Interests	Total Equity	Inc.	Interests	Total Equity
				(recast)	(recast)	(recast)
Balance as of beginning of period	$5,536	$25	$5,561	$4,495	$9	$4,504
Cash distribution to non-controlling interest	—	(5)	(5)	—	—	—
Net income	119	4	123	34	40	74
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(10)	—	(10)	3	1	4
Unrealized gains (losses) on securities and derivative instruments, net	3	—	3	(5)	(3)	(8)

Total comprehensive income	112	4	116	32	38	70
Share-based compensation	5	—	5	—	—	—

Balance as of end of period	$5,653	$24	$5,677	$4,527	$47	$4,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States (U.S.) and approximately 170 other countries, with over 100 television networks offering customized programming in 35 languages. Discovery also develops and sells consumer and educational products and services as well as media sound services in the U.S. and internationally. In addition, the Company owns and operates a diversified portfolio of website properties and other digital services. The Company manages and reports its operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television network programming, web brands, and other digital services; International Networks, consisting principally of international cable and satellite television network programming; and Commerce, Education, and Other, consisting principally of e-commerce, catalog, sound production, and domestic licensing businesses. Financial information for Discovery’s reportable segments is presented in Note 19.
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
     As a result of the Newhouse Transaction, DHC and DCH became wholly-owned subsidiaries of Discovery, with Discovery becoming the successor reporting entity to DHC.
Changes in Basis of Presentation
     The 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. This recast reflects (i) the gross combined financial information of both DHC and DCH as though the Newhouse Transaction was consummated on January 1, 2008, (ii) adjustments to revenues and expenses to exclude amounts for Ascent Media Corporation, Ascent Media Systems & Technology Services, LLC, and Ascent Media CANS, LLC, which were disposed of in September 2008, and (iii) the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“FAS 160”) (see Note 2).
Newhouse Transaction
     In accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), as amended, paragraph 11, these condensed consolidated financial statements and notes present the Newhouse Transaction as though it was consummated on January 1, 2008. Accordingly, Discovery’s condensed consolidated financial statements and notes include the gross combined financial results of both DHC and DCH since January 1, 2008, as permitted under U.S. generally accepted accounting principles (“GAAP”).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     Prior to the Newhouse Transaction, DHC accounted for its ownership interest in DCH using the equity method. Accordingly, DHC presented its portion of DCH’s earnings in a separate account in its Statements of Operations. Because the Newhouse Transaction is presented as of January 1, 2008, the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 includes the gross combined revenues and expenses of both DHC and DCH and do not include the portion of DCH’s earnings previously recorded in DHC’s Statements of Operations as equity investee income during the period January 1, 2008 through March 31, 2008. Additionally, the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 presents a portion of DCH’s earnings as being allocated to Advance/Newhouse for the period January 1, 2008 through March 31, 2008 in a separate account titled Net income attributable to non-controlling interests.
     Pursuant to FASB Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations (“FTB 85-5”), Discovery accounted for the Newhouse Transaction as a non-substantive merger. Accordingly, the assets and liabilities of DCH and DHC were accounted for at the investors’ historical bases prior to the Newhouse Transaction.
     The condensed consolidated financial statements for the three months ended March 31, 2008 reflect certain reclassifications of each company’s financial information to conform to Discovery’s financial statement presentation, as follows:
•	The Condensed Consolidated Statement of Operations has been adjusted to eliminate the portion of DCH’s earnings recorded by DHC using the equity method during the period January 1, 2008 through March 31, 2008.

•	The Condensed Consolidated Statement of Operations has been adjusted to allocate $33 million of DCH’s earnings to Advance/Newhouse for the period January 1, 2008 through March 31, 2008, which is recorded as a component of the account titled Net income attributable to non-controlling interests.

•	Other comprehensive income and Total comprehensive income are reported in the Condensed Consolidated Statement of Equity rather than in the Condensed Consolidated Statement of Operations.

•	DHC’s results, excluding unallocated corporate costs and discontinued operations, have been reported in the Commerce, Education, and Other segment. Unallocated corporate costs are classified in the “Corporate and intersegment eliminations” category.

•	All DHC share and per share data have been adjusted to reflect the exchange with and into Discovery shares, unless otherwise indicated.
Discontinued Operations
     In connection with the Newhouse Transaction, DHC completed the spin-off to its shareholders of AMC. Additionally, in September 2008, DHC sold its ownership interests in Ascent Media Systems & Technology Services, LLC (“AMSTS”) and Ascent Media CANS, LLC (DBA “AccentHealth”). ASMTS and AccentHealth were components of the AMC business. Revenues and expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 have been adjusted to exclude amounts for AMC, AMSTS, and AccentHealth. The combined net operating results for these entities were break even for the three months ended March 31, 2008, and therefore, their results of operations are not separately presented as discontinued operations in the Condensed Consolidated Statement of Operations. Cash flows from AMC, AMSTS, and AccentHealth have not been segregated as discontinued operations in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2008. A description of the transactions is included in Note 4.
Basis of Presentation
Unaudited Interim Financial Statements
     The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods.
     The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in Discovery Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-34177) filed on February 26, 2009.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
Use of Estimates
     The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Management continually re-evaluates its estimates, judgments, and assumptions and management’s assessments could change. Actual results may differ from those estimates, judgments, and assumptions and could have a material impact on the consolidated financial statements.
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
Consolidation and Accounting for Investments
     The condensed consolidated financial statements include the accounts of Discovery, all majority-owned subsidiaries in which a controlling interest is maintained, and variable interest entities for which the Company is the primary beneficiary. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights. The Company applies the guidelines set forth in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), in evaluating whether it has interests in variable interest entities and in determining whether to consolidate any such entities. All significant inter-company accounts and transactions between consolidated companies have been eliminated in consolidation.
     The Company’s foreign subsidiaries’ assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting asset and liability translation adjustments are included as a separate component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. Intercompany accounts of a trading nature are revalued at exchange rates in effect at each month end and are included as part of operating income in the Condensed Consolidated Statements of Operations.
     Investments in entities of 20% to 50%, without a controlling interest, and other investments over which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. Investments in entities of less than 20% over which the Company has no significant influence are accounted for at fair value or using the cost method.
Concentrations of Credit Risk
     Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. The increasing consolidation of the financial services industry will increase our concentration risk to counterparties in this industry, and we will become more reliant on a smaller number of institutional counterparties, which both increases our risk exposure to any individual counterparty and decreases our negotiating leverage with these counterparties. Based on our assessment of business conditions that could impact our financial results, we have determined that none of the Company’s customers or counterparties represent significant concentrations of credit risk.
Derivatives Counterparties
     The risk associated with a derivative transaction is that a counterparty will default on payments due to us. If there is a default, we may have to acquire a replacement derivative from a different counterparty at a higher cost or may be unable to find a suitable replacement. Our derivative credit exposure relates principally to interest rate derivative contracts. Typically, we seek to manage these exposures by contracting with experienced counterparties that are investment grade-rated. These counterparties consist of large financial institutions that have a significant presence in the derivatives market.
Lender Counterparties
     The risk associated with a debt transaction is that a counterparty will not be available to fund as obligated under the terms of our revolver facility. If funding under committed lines of credit are unavailable, we may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, we seek to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of our lenders.
     The Company manages its exposure to derivative and lender counterparties by continually monitoring its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
Customers
     The Company’s trade receivables do not represent a significant concentration of credit risk at March 31, 2009 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.
2. RECENTLY ISSUED ACCOUNTING AND REPORTING PRONOUNCEMENTS
Accounting and Reporting Pronouncements Adopted
Fair Value Measurements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and expands the required disclosures about fair value measurement. The provisions of FAS 157 related to financial assets and liabilities as well as nonfinancial assets and liabilities carried at fair value on a recurring basis were adopted prospectively on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of FAS 157 for non-recurring measurements of non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Effective January 1, 2009, the Company adopted the provisions of FAS 157 related to non-financial assets and liabilities measured at fair value on a non-recurring basis, which are being applied prospectively. The adoption of FAS 157 for non-recurring measurements of non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. Additional information related to fair value measurements is included in Note 5.
Business Combinations
     In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141R”), which requires, among other matters, that companies expense business acquisition transaction costs; record an asset for in-process research and development, which is expensed at the time of the acquisition; record at fair value amounts for contingencies, including contingent consideration, as of the purchase date with subsequent adjustments recognized in operations, which is accounted for as an adjustment of purchase price; recognize decreases in valuation allowances on acquired deferred tax assets in operations, which are considered to be subsequent changes in consideration and are recorded as decreases in goodwill; and measure at fair value any non-controlling interest in the acquired entity. Effective January 1, 2009, the Company adopted the provisions of FAS 141R, which will be applied prospectively to new business combinations consummated on or subsequent to the effective date. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”), which amends and clarifies the accounting, recording and measurement of certain contingent assets acquired and liabilities assumed in a business combination. The provisions of FSP 141R-1 were effective immediately and required to be applied retrospectively to business combinations that occurred on or after January 1, 2009. While FAS 141R applies to new business acquisitions consummated on or subsequent to the effective date, the amendments to FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), with respect to deferred tax valuation allowances and liabilities for income tax uncertainties applies to changes in deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business acquisitions. The adoption of FAS 141R and FSP 141R-1 did not impact the Company’s consolidated financial statements.
Non-controlling Interests
     In December 2007, the FASB issued FAS 160, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires that non-controlling interests be reported within the equity section of the balance sheet and that the amounts of consolidated net income or loss and consolidated comprehensive income or loss attributable to the parent company and the non-controlling interests are clearly presented separately in the consolidated financial statements. Also, pursuant to FAS 160, where appropriate, losses will be allocated to non-controlling interests even when that allocation may result in a deficit balance. Effective January 1, 2009, the Company adopted the provisions of FAS 160, which are being applied prospectively, except for the presentation and disclosure requirements, which are being applied retrospectively to all periods presented. Upon adoption of FAS 160, non-controlling interests of $25 million as of December 31, 2008 have been reclassified from Other noncurrent liabilities to Equity attributable to non-controlling interests in the equity section of the Condensed Consolidated Balance Sheets. Additionally, $40 million previously recorded as Minority interests, net of tax during the three months ended March 31, 2008 has been reclassified to Net income attributable to non-controlling interests and excluded from the caption Net income in the Condensed Consolidated Statements of Operations. Earnings per share for all prior periods is not impacted.
Disclosures about Derivative Investments and Hedging Activities
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to include information about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of FAS 161 effective January 1, 2009. The relevant disclosures required by FAS 161 are included in Note 9.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
Determination of the Useful Life of Intangible Assets
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset pursuant to FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Effective January 1, 2009, the Company adopted the provisions of FSP 142-3, which are being applied prospectively to intangible assets acquired on or subsequent to the effective date. The Company’s policy is to expense costs incurred to contractually renew or extend the terms of its intangible assets. The adoption of FSP 142-3 did not impact the Company’s consolidated financial statements.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The provisions of FSP EITF 03-6-1 became effective for the Company on January 1, 2009. This FSP provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share retrospectively to all prior-period earnings per share computations. The adoption of FSP EITF 03-6-1 did not impact the Company’s computation of earnings per share amounts for the periods presented.
Accounting for Collaborative Arrangements
     In December 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity, for example an agreement to co-produce and distribute programming with another media company. Effective January 1, 2009, the Company adopted the provisions of EITF 07-1, which are being applied retrospectively to all periods presented for all collaborative arrangements as of the effective date. The relevant disclosures required by EITF 07-1 are included in Note 6.
Accounting and Reporting Pronouncements Not Yet Adopted
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective for the Company on April 1, 2009, will be applied prospectively beginning in the second quarter of 2009, and are not expected to have a material impact on the Company’s consolidated financial statements.
3. CONSOLIDATION OF VARIABLE INTEREST ENTITIES
     Discovery holds investments in multiple ventures, most of which were determined to be variable interest entities. Pursuant to FIN 46R, it was determined that Discovery is the primary beneficiary of the ventures determined to be variable interest entities and is required to consolidate them accordingly. The following table provides a list of variable interest entities consolidated by Discovery as of March 31, 2009 and December 31, 2008.

Percentage of
Ownership
Ventures with the British Broadcasting Corporation:
JV Programs, LLC (“JVP”)	50%
Joint Venture Network, LLC (“JVN”)	50%
Animal Planet Europe	50%
Animal Planet Latin America	50%
People+Arts Latin America	50%
Animal Planet Asia	50%
Animal Planet Japan	33%

Other ventures:
Oprah Winfrey Network	50%

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     During the three months ended March 31, 2009 and 2008, $4 million and $7 million, respectively, of net income generated by the ventures was allocated to other venture partners, which was recorded as a component of Net income attributable to non-controlling interests in the Condensed Consolidated Statements of Operations.
Ventures with the British Broadcasting Corporation
     The Company and the British Broadcasting Corporation (“BBC”) formed several cable and satellite television network ventures, other than JVN, to produce and acquire factual-based content. The JVN venture was formed to provide debt funding to the other ventures. In addition to its own funding requirements, Discovery has assumed the BBC’s funding requirements, giving the Company preferential cash distribution for these joint ventures. No cumulative operating losses generated by the ventures were allocated to the BBC’s non-controlling interests. In accordance with the venture arrangement, no losses can be allocated to the BBC in excess of distributable cash to the BBC.
     Pursuant to the venture agreements, the BBC has the right to require the Company to purchase the BBC’s interests in the People+Arts Latin America venture and the Animal Planet ventures if certain conditions are not met. Additional information regarding the BBC’s put right is disclosed in Note 10.
Oprah Winfrey Network
     On June 19, 2008, Discovery entered into a 50-50 joint venture with Oprah Winfrey and Harpo, Inc. (“Harpo”) to rebrand Discovery Health Channel as OWN: The Oprah Winfrey Network (“OWN Network”). It is expected that Discovery Health Channel will be rebranded as the OWN Network in early 2010. Pursuant to the arrangement, Discovery will contribute its interest in the Discovery Health Channel and certain DiscoveryHealth.com content and Harpo will contribute the Oprah.com website (which will serve as the platform for the venture website) and certain Oprah.com content. Discovery and Harpo are required to make these contributions on the launch date unless it is mutually agreed that certain contributions will be made prior to the launch date for the benefit of the venture.
     Pursuant to the venture agreement, Discovery is committed to fund up to $100 million of the venture’s operations through September 2011. To the extent funding the joint venture in excess of $100 million is necessary, the Company may provide additional funds through a member loan or require the venture to seek third party financing. During the three months ended March 31, 2009, the Company funded $5 million of the OWN Network’s operating costs.
     Pursuant to the venture agreement, Harpo has the right to require the Company to purchase its interest in the OWN Network venture if certain conditions are not met. Additional information regarding Harpo’s put right is disclosed in Note 10.
4. DISCONTINUED OPERATIONS
     In September 2008, as part of the Newhouse Transaction, DHC completed the spin-off to its shareholders of AMC, a subsidiary holding the cash and businesses of DHC, except for certain businesses that provide sound, music, mixing, sound effects and other related services. The AMC spin-off did not involve the payment of any consideration by the holders of DHC common stock and was structured as a tax free transaction under Sections 368(a) and 355 of the Internal Revenue Code of 1986, as amended. There was no gain or loss related to the spin-off. Subsequent to the AMC spin-off, the companies no longer have any ownership interests in each other and operate independently.
     In September 2008, DHC sold its ownership interests in AMSTS and AccentHealth for approximately $7 million and $119 million, respectively, in cash. AMSTS and AccentHealth were components of the AMC business. It was determined that AMSTS and AccentHealth were non-core assets, and the sale of these companies was consistent with DHC’s strategy to divest non-core assets. The sale of these companies resulted in pre-tax gains of approximately $3 million for AMSTS and $64 million for AccentHealth, which were recorded at the time of the dispositions. The Company has no continuing involvement in the operations of AMSTS or AccentHealth.
     As there is no continuing involvement in the operations of AMC, AMSTS, or AccentHealth, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), revenues and expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 have been adjusted to exclude amounts for these companies. During the three months ended March 31, 2008, these three companies generated combined revenues of $174 million. The combined net operating results were break even for these three companies during the three months ended March 31, 2008, and therefore, their results of operations are not separately presented as discontinued operations in the Condensed Consolidated Statements of Operations. No gains or losses on these dispositions were recorded in the periods presented. Cash flows from AMC, AMSTS, and AccentHealth have not been segregated as discontinued operations in the Condensed Consolidated Statements of Cash Flows. No interest expense was allocated to discontinued operations for the periods presented herein since there was no debt specifically attributable to discontinued operations or that was required to be repaid following the dispositions.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
5. FAIR VALUE MEASUREMENTS
     In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on: (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2009.

		Fair Value Measurements
		as of March 31, 2009 Using:
		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair Value as of	Identical Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
		(amounts in millions)
Assets:
Trading securities	$33	$33	$—	$—
Available-for-sale securities	15	15	—	—
Derivatives (Note 9)	3	—	3	—
Liabilities:
Derivatives (Note 9)	(99)	—	(99)	—
Deferred compensation plan	(33)	—	(33)	—
HSW International, Inc. liability	(4)	—	(4)	—
Redeemable interests in subsidiaries (Note 10)	(49)	—	—	(49)

	$(134)	$48	$(133)	$(49)

     The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2008.

		Fair Value Measurements
		as of December 31, 2008 Using:
		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair Value as of	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
		(amounts in millions)
Assets:
Trading securities	$36	$36	$—	$—
Available-for-sale securities	15	15	—	—
Liabilities:
Derivatives	(112)	—	(112)	—
Deferred compensation plan	(36)	—	(36)	—
HSW International, Inc. liability	(7)	—	(7)	—
Redeemable interests in subsidiaries (Note 10)	(49)	—	—	(49)

	$(153)	$51	$(155)	$(49)

     For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit in active markets multiplied by the number of units held without consideration of transaction costs.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     The fair value of derivative instruments, which consists of interest rate and foreign currency hedges, is determined using the published market price of similar instruments with similar maturities and characteristics, interest rate yield curves, and measures of interest rate volatility, adjusted for any terms specific to that liability and nonperformance risk.
     The fair value of the deferred compensation plan liability is determined based on the fair value of the related investments elected by employees.
     The Company owns approximately 23 million shares (or 43%) of HSW International, Inc. (“HSWI”). The investment is accounted for using the equity method. The Company has agreed to either: (i) distribute approximately 18 million of the HSWI shares to the former shareholders of HowStuffWorks.com, Inc. (“HSW”), or (ii) sell approximately 18 million of the HSWI shares and distribute substantially all proceeds in excess of $0.37 per share to the former shareholders of HSW. The Company has recorded a liability for this obligation at fair value using a Black-Scholes option pricing model. Decreases in the fair value of this liability were $3 million during the three months ended March 31, 2009, which was recorded as a component of Other non-operating income (expense), net in the Condensed Consolidated Statements of Operations. There were no changes in the fair value of this liability during the three months ended March 31, 2008.
     The fair value of the redeemable interests in subsidiaries is determined based upon an estimate of the proceeds from a hypothetical sale of the Channel Groups and a distribution of the proceeds to the venture partners based on various rights and preferences. Additional information regarding the redeemable interests in subsidiaries is disclosed in Note 10.
     There were no changes in balances related to fair value measurements using significant unobservable inputs during the three months ended March 31, 2009 and 2008.
6. CONTENT RIGHTS
     The following table presents a summary of the components of content rights.

	March 31,	December 31,
	2009	2008
	(amounts in millions)
Produced content rights:
Completed	$1,559	$1,420
In-production	236	270
Co-produced content rights:
Completed	503	462
In-production	41	63
Licensed content rights:
Acquired	238	218
Prepaid	12	17

Content rights, at cost	2,589	2,450
Accumulated amortization	(1,317)	(1,214)

Content rights, net	1,272	1,236
Current portion	(80)	(73)

Non current portion	$1,192	$1,163

     Amortization expense related to content rights was $167 million and $154 million during the three months ended March 31, 2009 and 2008, respectively, which was recorded as a component of Cost of revenues in the Condensed Consolidated Statements of Operations. Amortization expense in 2009 included impairment charges of $8 million for completed content and other charges of $1 million related to the write-off of content that was in production at the Company’s U.S. Networks and International Networks segments. The impairment charges and write-offs were the result of management evaluating the Company’s programming portfolio assets and concluding that certain programming was no longer aligned with the Company’s strategy and would no longer be aired.
     The Company enters into collaborative co-produced content right arrangements (“co-productions’) whereby it obtains certain editorial and distribution rights to content assets in return for funding production costs. The Company’s level of involvement in co-productions ranges from review of the initial production plan to detailed editorial oversight through each stage of the production process. As the Company shares in the variable risks and rewards of content creation, these co-productions are within the scope of EITF 07-1.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     The Company capitalizes the net cost of co-productions and amortizes them in accordance with its content amortization policy. The Company records cash receipts for distribution, advertising and royalty revenue that result from the exploitation of co-produced content rights as gross revenue in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company generally does not allocate revenue to specific content rights, and there were no royalty revenues or expenses associated with co-production partners during the three months ended March 31, 2009 and 2008. However, the Company’s most significant co-production partner is the BBC through the JVP, a consolidated joint venture disclosed in Note 3. JVP recognized total third-party royalty revenue associated with co-production rights of $5 million and $20 million for the quarters ended March 31, 2009 and 2008, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
     The following table presents a summary of the Company’s goodwill by reportable segment.

			Commerce,
			Education,
	U. S.	International	and
	Networks	Networks	Other	Total
	(amounts in millions)
Balance as of December 31, 2008	$5,569	$1,273	$49	$6,891
Foreign currency translation adjustments	—	(2)	—	(2)

Balance as of March 31, 2009	$5,569	$1,271	$49	$6,889

Intangible Assets
     The following table presents a list of the gross carrying value of the Company’s intangible assets and related accumulated amortization by major category.

	Weighted Average	March 31, 2009			December 31, 2008
	Amortization Period		Accumulated			Accumulated
	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
		(amounts in millions)
Intangible assets subject to amortization:
Trademarks	6	$55	$(25)	$30	$55	$(23)	$32
Customer lists	23	558	(64)	494	611	(107)	504
Other	5	36	(26)	10	36	(24)	12

Total		649	(115)	534	702	(154)	548
Intangible assets not subject to amortization:
Trademarks		168	—	168	168	—	168

Total		$817	$(115)	$702	$870	$(154)	$716

     Amortization expense related to intangible assets was $14 million and $22 million during the three months ended March 31, 2009 and 2008, respectively.
     The following table presents the Company’s estimate of its aggregate annual amortization expense for intangible assets subject to amortization for the remainder of 2009 and each of the succeeding four years based on the amount of intangible assets as of March 31, 2009.

	April 1, 2009 —
	December 31, 2009	2010	2011	2012	2013	Thereafter
	(amounts in millions)
Amortization expense	$42	$53	$33	$30	$26	$350

     The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions, or impairments.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
8. DEBT

	March 31,	December 31,
	2009	2008
	(amounts in millions)
$1.0 billion Term Loan A, due quarterly December 2008 to October 2010	$875	$938
$1.6 billion Revolving Loan, due October 2010	315	315
$1.5 billion Term Loan B, due quarterly September 2007 to May 2014	1,475	1,478
7.45% Senior Notes, semi-annual interest, due September 2009	55	55
8.37% Senior Notes, semi-annual interest, due March 2011	220	220
8.13% Senior Notes, semi-annual interest, due September 2012	235	235
Floating Rate Senior Notes, semi-annual interest, due December 2012 (3.3% at March 31, 2009 and December 31, 2008)	90	90
6.01% Senior Notes, semi-annual interest, due December 2015	390	390
Obligations under capital leases	64	67
Other notes payable	4	1

Subtotal	3,723	3,789
Current portion	(586)	(458)

Long-term debt	$3,137	$3,331

     Discovery’s $1.5 billion Term Loan B is secured by the assets of DCH, excluding assets held by DCH’s subsidiaries. The remaining Term Loan A, Revolving Loans and Senior Notes are unsecured.
     The following table presents a summary of scheduled and estimated debt payments excluding capital lease obligations and other notes payable for the remainder of 2009 and each of the succeeding four years based on the amount of debt outstanding as of March 31, 2009.

	April 1, 2009 — December 31, 2009	2010	2011	2012	2013	Thereafter
	(amounts in millions)
Long-term debt	$379	$893	$235	$340	$15	$1,793

     The Company uses derivative instruments to modify its exposure to interest rate fluctuations on its debt. The Term Loans, Revolving Facility, and Senior Notes contain covenants that require the Company to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, borrowing level, mergers, and purchases of capital stock, assets, and investments. The Company was in compliance with all debt covenants as of March 31, 2009 and December 31, 2008.
9. DERIVATIVE FINANCIAL INSTRUMENTS
     The Company uses derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not hold or enter into financial instruments for speculative trading purposes.
     The Company’s interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate swaps, are used to modify this exposure. The majority of the Company’s debt is variable rate and the Company uses derivatives to effectively fix the amount of interest paid. The variable to fixed interest rate instruments are based on the three-month LIBOR rate and have a total notional amount of $2.3 billion and have a weighted average interest rate of 4.68% at March 31, 2009. The fixed to variable interest rate agreements have a total notional amount of $50 million and have a weighted average interest rate of 5.82% at March 31, 2009.
     On January 29, 2009, the Company entered into two $100 million forward starting swaps with fixed pay rates of 2.94% and 2.93%, receiving the three-month LIBOR rate, starting June 30, 2010 and maturing on March 31, 2014. On March 18, 2009, the Company entered into a $50 million forward starting swap with a fixed pay rate of 2.75%, receiving the three-month LIBOR rate, starting June 30, 2010 and maturing on March 31, 2014. On March 4, 2009, the Company terminated an unexercised interest rate swap put with a notional amount of $25 million.
     Of the total notional amount of $3.1 billion in interest rate derivatives, a notional amount of $2.3 billion of these derivative instruments are highly effective cash flow hedges. The change in the fair value of derivatives designated as hedging instruments is reported as a component of Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Should any portion of these instruments become ineffective due to a restructuring in the Company’s debt, the monthly changes in fair value would be reported as a component of Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. The Company does not expect material hedge ineffectiveness in the next twelve months. The remaining $860 million in interest rate derivatives have not been designated for hedge accounting under FAS 133. The change in the fair value of derivatives not designated as hedging instruments is reported as component of Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     The foreign exchange instruments used to hedge foreign currency fluctuations for our non-U.S. operations are spot, forward, and option contracts. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At March 31, 2009, the notional amount of foreign exchange derivative contracts was $24 million. These derivative instruments have not been designated for hedge accounting under FAS 133.
     The following tables present the notional amount and fair value of the Company’s derivatives as of March 31, 2009.

		Asset Derivatives
	Balance Sheet Location	Notional	Fair Value
		(amounts in millions)
Derivatives not designated as hedging instruments under FAS 133:
Foreign exchange contracts — short term (1)	Prepaid expenses and other current assets	$6	$—
Interest rate contracts — long term (2)	Other noncurrent assets	50	3

Total asset derivatives		$56	$3

(1) Derivative instruments with contractual maturity within one year.

(2) Derivative instruments with contractual maturity greater than one year.

		Liability Derivatives
	Balance Sheet Location	Notional	Fair Value
		(amounts in millions)
Derivatives designated as hedging instruments under FAS 133:
Interest rate contracts — short term (1)	Other current liabilities	$560	$16
Interest rate contracts — long term (2)	Other noncurrent liabilities	1,710	48

Total derivatives designated as hedging instruments under FAS 133		2,270	64

Derivatives not designated as hedging instruments under FAS 133:
Interest rate contracts — short term (1)	Other current liabilities	435	10
Foreign exchange contracts — short term (1)	Other current liabilities	18	1
Interest rate contracts — long term (2)	Other noncurrent liabilities	375	24

Total derivatives not designated as hedging instruments under FAS 133		828	35

Total liability derivatives (3)		$3,098	$99

(1)	Derivative instruments with contractual maturity within one year.

(2)	Derivative instruments with contractual maturity greater than one year.

(3)	Includes net fair value of credit risk associated with Discovery of $(4) million as of March 31, 2009.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     The following table presents the impact of derivative instruments on the Condensed Consolidated Statement of Operations for the Company’s derivatives in cash flow hedging relationships for the three months ended March 31, 2009.

Location of Pretax
				Gain (or Loss)	Amount of Pretax Gain
		Location of Pretax	Amount of Pretax	Recognized in Income	or (Loss) Recognized in
	Amount of Pretax	Gain (or Loss)	Gain or (Loss)	on Derivative	Income on Derivative
Derivatives in FAS	Gain or (Loss)	Reclassified from	Recognized from	(Ineffective Portion	(Ineffective Portion and
133 Cash Flow	Recognized in OCI	Accumulated OCI	Accumulated OCI	and Amount Excluded	Amount Excluded
Hedging	on Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
(amounts in millions)
Interest rate contracts	$(7)	Interest expense	$(12)	Other non-operating income (expense), net	$1

     The following table presents the impact of derivative instruments on the Condensed Consolidated Statements of Operations for the Company’s derivatives not designated as hedging instruments for the three months ended March 31, 2009.

	Location of Pretax
	Gain or (Loss)
Derivatives Not	Recognized in	Amount of Pretax Gain or (Loss)
Designated as Hedging	Income on	Recognized in Income on
Instruments under FAS 133	Derivative	Derivatives
		(amounts in millions)
Interest rate contracts	Other non-operating income (expense), net	$5
Foreign exchange contracts	Other non-operating income (expense), net	5

Total		$10

Credit-Risk-Related Contingencies
     Certain of the Company’s derivative instruments contain provisions that require the Company to comply with the credit agreements executed in connection with its outstanding Term Loan A and Term Loan B. Under the terms of the early termination event provision specified in the derivative contracts, if the Company is in default under the credit agreements or if the credit agreements are terminated, the counterparties to the derivative instruments could exercise their option to early termination and could request immediate settlement on all of their outstanding derivative contracts with us. Certain derivative contracts give rise to an early termination event and are considered to be in default upon the default of the credit agreements. Under the credit agreements, the Company will be in default upon the occurrence of certain cross-default events, such as failure to make payments when due in respect to any indebtedness exceeding certain threshold amounts.
     Substantially all of our derivative instruments are in a liability position as of March 31, 2009. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009 was $99 million. If the credit-risk-related contingent feature underlying these agreements were triggered on March 31, 2009, the Company may be required to settle the contracts at their fair value.
10. REDEEMABLE INTEREST IN SUBSIDIARIES
People+Arts Latin America and Animal Planet Channel Group
     As disclosed in Note 3, Discovery and the BBC have formed several cable and satellite television network joint ventures to develop and distribute programming content. Under certain terms outlined in the contract, the BBC has the right every three years, commencing December 31, 2002, to put to the Company its interests in: (i) People+Arts Latin America, and/or (ii) certain Animal Planet channels outside of the U.S. (the “Channel Groups”), in each case for a value determined by a specified formula. In January 2009, the BBC requested that a determination be made whether such conditions have occurred with respect to both Channel Groups as of December 31, 2008. The contractual redemption value is based upon an estimate of the proceeds from a hypothetical sale of the Channel Groups and a distribution of the proceeds to the venture partners based on various rights and preferences. As the Company has funded all operations from inception of the ventures through December 31, 2008, the Company believes that it has accumulated rights and preferences in excess of the fair market value of the Channel Groups. However, due to the complexities of the redemption formula, the Company has accrued the minority interest to an estimated negotiated value of $49 million as of both March 31, 2009 and December 31, 2008. Changes in the assumptions used to estimate the redemption value could materially impact current estimates. The Company recorded no accretion to the redemption value during the three months ended March 31, 2009 and 2008.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
OWN Network
     As disclosed in Note 3, Discovery and Harpo have formed a venture to rebrand Discovery Health Channel as OWN: The Oprah Winfrey Network. Pursuant to the venture agreement, Discovery provided a put right to Harpo which is exercisable on four separate put exercise dates within 12.5 years of the venture’s formation date. The put arrangement provides Harpo with the right to require Discovery to purchase its 50% ownership interest at fair market value up to a maximum put amount. The maximum put amount ranges between $100 million on the first put exercise date up to $400 million on the fourth put exercise date. As of March 31, 2009, no amounts have been recorded for this put right as the Company has not yet contributed its interest in Discovery Health Channel and Harpo has not yet contributed the Oprah.com website to the OWN Network venture.
11. OTHER COMPREHENSIVE INCOME (LOSS)
     Accumulated other comprehensive loss included in the Condensed Consolidated Balance Sheets reflects the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities and derivative instruments.
     The change in the components of Accumulated other comprehensive loss, net of taxes, is summarized as follows:

		Unrealized Holding
	Foreign	(Losses) Gains	Accumulated
	Currency	on Securities	Other
	Translation	and Derivative	Comprehensive
	Adjustments	Instruments	Loss
Balance as of December 31, 2008	$(47)	$(31)	$(78)
Other comprehensive (loss) income	(10)	3	(7)

Balance as of March 31, 2009	$(57)	$(28)	$(85)

The components of Other comprehensive (loss) income are reflected in Discovery’s Consolidated Statements of Equity. The following table summarizes the tax effects related to each component of Other comprehensive (loss) income.

	Before-tax	Tax	Net-of-tax
	Amount	Benefit (Expense)	Amount
	(amounts in millions)
Three months ended March 31, 2009:
Foreign currency translation adjustments	$(17)	$7	$(10)
Unrealized gains on securities and derivative instruments, net	5	(2)	3

Other comprehensive loss	$(12)	$5	$(7)

Three months ended March 31, 2008 (recast):
Foreign currency translation adjustments	$7	$(3)	$4
Unrealized losses on securities and derivative instruments, net	(14)	6	(8)

Other comprehensive loss	$(7)	$3	$(4)

12. SHARE-BASED COMPENSATION
     The Company has various plans it assumed from DHC and DCH in connection with the Newhouse Transaction. Under these plans the Company is authorized to grant share-based awards to employees and nonemployees. Prior to September 18, 2008, DCH maintained the Discovery Appreciation Plan (the “DAP Plan”) and the HowStuffWorks.com Plan (the “HSW Plan”). The DAP Plan is a long-term incentive plan under which eligible employees received cash settled unit awards. The HSW Plan is a long-term incentive plan assumed with the acquisition of HSW for the benefit of the subsidiary’s employees. The DAP Plan and the HSW Plan continue to exist subsequent to the Newhouse Transaction.
     Prior to September 18, 2008, DHC maintained the Discovery Holding Company 2005 Incentive Plan, the Discovery Holding Company 2005 Non-Employee Director Incentive Plan (collectively the “Incentive Plans”), and the Discovery Holding Company Transitional Stock Adjustment Plan (the “Transitional Plan”). There are outstanding awards under the Transition Plan, but the Company has no ability to issue new awards under this plan. The Company grants awards to its employees under Incentive Plans, which may include stock options, restricted shares, restricted stock units, stock appreciation rights (“SARs”), and cash awards that are subject to the provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123R”). Most awards previously granted by DHC under these plans that were outstanding at the time of the Newhouse Transaction were fully vested and were converted into securities of Discovery in connection with the Newhouse Transaction. The Incentive Plans and the Transitional Plan continue to exist subsequent to the Newhouse Transaction.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     All share-based compensation information for the three months ended March 31, 2008 is presented on an as-converted basis as if the Newhouse Transaction had occurred on January 1, 2008.
DAP Plan
     The DAP Plan is a long-term incentive plan under which eligible employees receive cash settled unit awards. The awards consist of a number of units which represent an equivalent number of shares of common stock with a base price established by the Company. Although the DAP Plan was a DCH plan, through September 17, 2008 the value of the unit awards was based on the price of DHC’s Series A common stock. As the unit awards were indexed to the stock of another entity, DCH accounted for the unit awards as derivatives pursuant to FAS 133. Accordingly, DCH remeasured the fair value of outstanding unit awards each reporting period until settlement. Compensation expense, including the change in fair value, was attributed using the straight-line method during the vesting period. Changes in the fair value of the unit awards that occurred subsequent to the vesting period were recorded as adjustments to compensation costs in the period in which the change occurs.
     In connection with the Newhouse Transaction disclosed in Note 1, effective September 18, 2008 the DAP Plan was amended such that outstanding unit awards and new unit awards granted under that plan are based on Discovery’s Series A common stock. Accordingly, beginning on September 18, 2008, outstanding unit awards and new unit awards granted under the DAP Plan have been accounted for pursuant to the provisions of FAS 123R. Because the unit awards are cash settled they are considered liability instruments under FAS 123R. Therefore, the Company continues to remeasure the fair value of outstanding unit awards each reporting period until settlement. Compensation expense, including the change in fair value, is attributed using the straight-line method during the vesting period. Changes in the fair value of the unit awards that occur subsequent to the vesting period are recorded as adjustments to compensation costs in the period in which the change occurs. The Company does not intend to grant additional cash-settled unit awards, except as may be required by contract or to employees in countries where stock option awards are not permitted.
     Unit awards vest in 25% increments each year over a four year period from the grant date. Additionally, upon voluntary termination of employment, the Company distributes 100% of vested unit benefits if employees agree to certain contractual provisions.
     The fair value of each unit award granted under the DAP Plan is determined using the Black-Scholes option-pricing model. The following table presents a summary of the weighted average assumptions used to determine the fair value of each unit award as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
Risk-free interest rate	0.74%	0.56%
Expected term (years)	1.39	1.38
Expected volatility	54.84%	37.89%
Dividend yield	—	—
     A summary of the unit awards activity for the three months ended March 31, 2009 is presented below.

			Weighted Average
	Unit	Weighted Average	Contractual Life	Aggregate
	Awards	Grant Price	(years)	Intrinsic Value
	(in millions)			(in millions)
Outstanding as of December 31, 2008	20.0	$18.95
Granted	1.5	14.34
Exercised	(2.5)	16.93
Forfeited	(0.3)	18.86

Outstanding as of March 31, 2009	18.7	18.85	1.39	$28

     The Company made cash payments totaling $1 million and $12 million, respectively, during the three months ended March 31, 2009 and 2008 to settle vested unit awards issued under the DAP Plan.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
Incentive Plans
Stock Options
          Stock options are granted with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, stock options vest either in 33 1/3% increments each year over three years or in 25% increments each year over a four year period beginning one year after the grant date and expire three to ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s incentive plans or after reaching a specified age and years of service.
     The fair value of each stock option granted under the Incentive Plans is determined using the Black-Scholes option-pricing model. The following table presents a summary of the weighted average assumptions used to determine the grant date fair value of stock options awarded during the three months ended March 31, 2009.

Three Months
Ended
March 31, 2009
Risk-free interest rate	1.52%
Expected term (years)	3.24
Expected volatility	47.96%
Dividend yield	—
     A summary of option activity for the three months ended March 31, 2009 is presented below.

			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(years)	Intrinsic Value
	(in millions)			(in millions)
Outstanding as of December 31, 2008	10.9	$14.47
Granted	7.8	15.33

Outstanding as of March 31, 2009	18.7	14.83	5.64	$24

Exercisable as of March 31, 2009	3.2	13.87	3.01	7

     The weighted-average fair value of stock options granted during the three months ended March 31, 2009 was $5.35. There were no material stock option exercises during the three months ended March 31, 2009 and 2008.
Stock Appreciation Rights
     SARs are granted with exercise prices equal to the fair market value at the date of grant. SARs entitle the recipient to receive a payment in cash equal to the excess value of the stock over the base price specified in the grant. Most SAR grants consist of two separate vesting tranches with the first tranche that vested 100% on March 15, 2009 and the second tranche vesting 100% on March 15, 2010. The first tranche expires one year after vesting. All SARs in the second tranche are automatically exercised on March 15, 2010. Upon vesting, grantees may exercise the SARs included in the first tranche at any time prior to March 15, 2010.
     Cash-settled SARs are liability instruments in accordance with FAS 123R. Accordingly, the Company remeasures the fair value of outstanding SARs each reporting period until settlement. Compensation expense, including the change in fair value, is attributed using the straight-line method during the vesting period. Changes in the fair value of liability instruments that occur subsequent to the vesting period are recorded as adjustments to compensation costs in the period in which the change occurs.
     The fair value of each SAR granted under the Incentive Plans is determined using the Black-Scholes option-pricing model. The following table presents a summary of the weighted-average assumptions used to determine the fair value of each SAR as of March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
Risk-free interest rate	0.57%	0.37%
Expected term (years)	0.97	1.20
Expected volatility	65.29%	39.89%
Dividend yield	—	—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     A summary of SAR activity for the three months ended March 31, 2009 is presented below.

			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	SARs	Grant Price	(years)	Intrinsic Value
	(in millions)			(in millions)
Outstanding as of December 31, 2008	5.5	$14.40
Granted	0.7	14.79
Exercised	(0.1)	14.22
Forfeited	(0.2)	14.53

Outstanding as of March 31, 2009	5.9	14.44	0.97	$9.4

Exercisable as of March 31, 2009	2.6	14.44	0.96	4.1

Share-Based Compensation Expense
     The following table presents a summary of shared-based compensation expense (benefit) and the related tax (benefit) expense, by award type, recognized by the Company during the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
		(recast)
	(amounts in millions)
Stock options	$5	$—
Stock appreciation rights	13	—
HSW Plan	(1)	5
DAP award units	20	(41)

Total impact on operating income	$37	$(36)

Tax (benefit) expense recognized	$(14)	$22
     Compensation expense associated with all share based awards is recorded as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company classifies as a current liability the intrinsic value of DAP unit awards and stock appreciation rights that are vested or will become vested within one year. The intrinsic value of DAP unit awards that were classified as a current liability at March 31, 2009 and December 31, 2008 was $17 million and $4 million, respectively. The intrinsic value of stock appreciation rights that were classified as a current liability at March 31, 2009 and December 31, 2008 was $9 million and $1 million, respectively.
13. EXIT AND RESTRUCTURING COSTS
     The Company incurred $3 million of exit and restructuring costs during the three months ended March 31, 2009. The costs were primarily incurred by Corporate and the International Networks segment for employee relocation and termination costs. The purpose of restructuring was to better align Discovery’s organizational structure with the Company’s strategic priorities and to respond to continuing changes within the media industry.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     The following table presents a summary of changes in the Company’s liability with respect to exit and restructuring costs during the three months ended March 31, 2009.

		Employee
	Contract	Relocations/
	Termination Costs	Terminations	Total
	(amounts in millions)
Liability as of December 31, 2008	$6	$18	$24
Net accruals	—	3	3
Cash paid	(1)	(10)	(11)

Remaining liability as of March 31, 2009	$5	$11	$16

     As of March 31, 2009, exit and restructuring related accruals expected to be paid within one year totaling $11 million were classified as a component of Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. The Company does not expect to incur significant additional costs with respect to these particular activities.
14. INCOME TAXES
     The Company’s income tax expense was $70 million and $110 million during the three months ended March 31, 2009 and 2008, respectively. The Company’s effective tax rate was 36% and 60% for the three months ended March 31, 2009 and 2008, respectively. The Company’s effective tax rate for the three months ended March 31, 2009 differed from the federal income tax rate of 35% primarily due to state taxes, offset by the impact of non-controlling interests in consolidated partnerships.
     The Company’s effective tax rate for the three months ended March 31, 2008 differed from the federal income tax rate of 35% primarily due to DHC’s recognition of $23 million of deferred tax expense related to its investment in DCH prior to the Newhouse Transaction (net of tax benefit from intangible asset amortization related to the spin-off of Travel Channel in 2007). In accordance with ARB 51, DHC and DCH are combined in the Company’s financial statements as if the Newhouse Transaction had occurred on January 1, 2008. DHC’s book basis in DCH is increased by its share of DCH’s net income for the quarter. However, DHC’s tax basis remains the same.
      During the three months ended March 31, 2009, the Company reclassified $29 million of deferred tax liabilities to U.S. federal and state taxes payable in order to recapture certain accelerated tax deductions that the Company determined would not qualify as accelerated deductions.
     There have been no significant changes to the Company’s reserves for uncertain tax positions since December 31, 2008.
15. NET INCOME PER SHARE
     Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the three months ended March 31, 2009 includes Discovery’s Series A, B, and C common shares, as well as Discovery’s Series A and C convertible preferred shares. Preferred shares are included in the weighted average number of shares outstanding when calculating both basic and diluted income per share for the three months ended March 31, 2009 as the common and preferred shares participate equally in any dividends paid. The weighted average number of shares outstanding for the three months ended March 31, 2008 represent only the outstanding shares of Discovery’s Series A, B, and C common stock, as though the Newhouse Transaction was consummated on January 1, 2008. Preferred shares are excluded from the weighted average number of shares outstanding when calculating both basic and diluted income per share for the three months ended March 31, 2008 as the preferred shares are a new security issued September 18, 2008 in connection with the Newhouse Transaction and were not exchanged with the common shares of the Company’s predecessor, DHC.
     Diluted net income per share adjusts basic net income per share for the dilutive effects of stock options, restricted stock units, and stock settled stock appreciation rights, only in the periods in which such effect is dilutive. For the three months ended March 31, 2009, options to purchase nine million common shares were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Additionally, the net income per share calculation for the three months ended March 31, 2009 excludes any contingently issuable preferred shares placed in escrow for which specific conditions have not yet been met. Due to the relative insignificance of other dilutive securities in 2009 and 2008, their inclusion does not impact net income per share.
16. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     The following tables present a summary of certain cash payments made and received.

	Three Months Ended
	March 31,
	2009	2008
		(recast)
	(amounts in millions)
Cash payments made for interest expense	$60	$73
Cash payments made for income taxes	17	27
Cash payments received for income tax refunds	—	17

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
Other non-operating income (expense), net
     The following table presents a summary of the components of Other non-operating income (expense), net.

	Three Months Ended
	March 31,
	2009	2008
		(recast)
	(amounts in millions)
Equity in earnings of unconsolidated affiliates	$1	$—
Unrealized gains (losses) on derivative instruments, net	11	(16)
Realized losses on derivative instruments, net	(6)	—
Other, net	2	—

Total other non-operating income (expense), net	$8	$(16)

17. RELATED PARTY TRANSACTIONS
     The Company identifies related parties as investors in its consolidated subsidiaries, the Company’s joint venture partners and equity investments, and the Company’s executive management and directors and their respective affiliates. Transactions with related parties typically result from distribution of networks, mainly with the Discovery Japan, Inc. and Discovery Channel Canada joint ventures, production of content primarily with BBC affiliates, and services involving satellite uplink, systems integration, origination and post-production.
     The following table presents a summary of balances related to transactions with related parties during the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
		(recast)
	(amounts in millions)
Revenues (a)	$4	$7
Operating costs and expenses (b)	4	15

(a)	Revenues for the three months ended March 31, 2008 exclude $9 million for related party transactions that were recorded by AMC, which was spun-off effective January 1, 2008.

(b)	Operating costs and expenses for the three months ended March 31, 2008 include disbursements of $9 million to an entity that is no longer a related party following the Newhouse Transaction.
     The following table presents a summary of outstanding balances from transactions with related parties as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
	(amounts in millions)
Accounts receivable	$4	$12
18. COMMITMENTS AND CONTINGENCIES
     As more fully described in the Company’s 2008 Annual Report on Form 10-K, the Company and its subsidiaries lease offices, satellite transponders, and certain equipment under capital and operating lease arrangements. The Company has several investments in joint ventures. From time-to-time the Company agrees to fund the operations of the ventures on an as needed basis. The Company has long-term noncancelable lease commitments for office space and equipment, studio facilities, transponders, vehicles and operating equipment. Content commitments of the Company not recorded on the balance sheet include obligations relating to programming development, programming production and programming acquisitions and talent contracts. Other commitments include obligations to purchase goods and services, employment contracts, sponsorship agreements and transmission services. A majority of such fees are payable over several years, as part of the normal course of business.
     In December 2007, Discovery acquired HSW and a 49.5% interest in HSWI. Pursuant to the terms of the agreement, Discovery has the option to: (i) distribute the HSWI stock to the former HSW shareholders, or (ii) sell the HSWI stock and distribute substantially all proceeds in excess of $0.37 per share to the former HSW shareholders. Discovery recognized a liability of $4 million at March 31, 2009 for its estimated obligation with respect to the HSWI shares to the former HSW shareholders.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     In addition to the amounts disclosed above, the Company has committed to fund up to $100 million of the OWN Network venture’s operations through September 2011 as discussed in Note 3.
     In connection with the Newhouse Transaction, DHC’s outstanding stock options were converted into stock options or stock settled stock appreciation rights of Discovery, in accordance with the terms of the agreements governing the Newhouse Transaction. Additionally, Advance/Newhouse received shares of Discovery’s Series A and Series C convertible preferred stock. In the event that the stock options that were converted in connection with the Newhouse Transaction are exercised, Advance/Newhouse is entitled to receive additional shares of the same series of convertible preferred stock. The Company has placed approximately 1.6 million shares of preferred stock into an escrow account for this anti-dilution provision. In the event that shares are released from escrow to Advance/Newhouse, the distribution would be accounted for as a dividend measured at the fair value of the underlying shares as of the Newhouse Transaction date.
     In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the other current claims and proceedings will have a material effect on the Company’s consolidated financial statements.
19. REPORTABLE SEGMENTS INFORMATION
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
     Prior to the Newhouse Transaction (see Note 1) and related AMC spin-off (see Note 4), DHC had three reportable segments: Creative Services Group, which provided various technical and creative services necessary to complete principal photography into final products such as films, trailers, shows, and other media; Network Services Group, which provided the facilities and services necessary to assemble and distribute programming content for cable and broadcast network; and DCH, as a significant equity method investee. In connection with the Newhouse Transaction, DHC spun-off its interest in AMC, which included the Creative Services Group segment, except for CSS, and the Network Services Group segment. The discontinued operations of the Creative Services Group and Network Services Group segments have been excluded from the reportable segment information presented below.
     The CSS business, which remains with Discovery subsequent to the Newhouse Transaction and AMC spin-off, is included in the Commerce, Education, and Other segment. In accordance with ARB 51, the financial results of both DHC and DCH have been combined in Discovery’s financial statements as if the Newhouse Transaction occurred January 1, 2008. Accordingly, the Commerce, Education, and Other segment information for March 31, 2008 includes amounts for CSS since January 1, 2008.
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
     The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less cost of revenues and selling, general and administrative expense excluding (i) mark-to-market share-based compensation expense, (ii) amortization of deferred launch incentives, (iii) restructuring and impairment charges, and (iv) gains (losses) on asset dispositions. Management uses Adjusted OIBDA to assess the operational strength and performance of its segments. Management uses this measure to view operating results, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze operating performance of each segment using the same metric management uses and also provides investors a measure to analyze operating performance of each segment against historical data. The Company excludes mark-to-market compensation expense and restructuring and impairment charges from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. The Company also excludes the amortization of deferred launch incentive payments because these payments are infrequent and the amortization does not represent cash payments in the current reporting period. Because Adjusted OIBDA is a non-GAAP measure, it should be considered in addition to, but not a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance reported in accordance with U.S. GAAP.
     The Company’s reportable segments are determined based on: (i) financial information reviewed by the chief operating decision maker (“CODM”), the Chief Executive Officer, (ii) internal management and related reporting structure, and (iii) the basis upon which the CODM makes resource allocation decisions.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     The following tables present summarized financial information for each of the Company’s reportable segments.
Revenues by Segment

	Three Months Ended
	March 31,
	2009	2008
		(recast)
	(amounts in millions)
U.S. Networks	$509	$484
International Networks	255	266
Commerce, Education, and Other	49	40
Corporate and inter-segment eliminations	4	19

Total revenues	$817	$809

     There were no material inter-segment transactions during the three months ended March 31, 2009 and 2008.
Adjusted OIBDA by Segment

	Three Months Ended
	March 31,
	2009	2008
		(recast)
	(amounts in millions)
U.S. Networks	$275	$258
International Networks	96	80
Commerce, Education, and Other	6	—
Corporate and inter-segment eliminations	(48)	(37)

Total adjusted OIBDA	$329	$301

Reconciliation of Total Adjusted OIBDA to Total Operating Income

	Three Months Ended
	March 31,
	2009	2008
		(recast)
	(amounts in millions)
Total adjusted OIBDA	$329	$301
(Expense) income arising from long-term incentive plan awards (mark- to-market)	(32)	36
Depreciation and amortization	(38)	(47)
Amortization of deferred launch incentives	(14)	(21)
Exit and restructuring charges	(3)	—

Total operating income	$242	$269

Total Assets by Segment

	March 31,	December 31,
	2009	2008
	(amounts in millions)
U.S. Networks	$1,832	$1,840
International Networks	1,013	1,043
Commerce, Education, and Other	106	115
Corporate	7,524	7,486

Total assets	$10,475	$10,484

     Total assets allocated to “Corporate” in the above table includes the Company’s goodwill balance as the financial reports reviewed by the Company’s CODM does not include an allocation of goodwill to each reportable segment. Goodwill by reportable segment is disclosed in Note 7.
20. SUBSEQUENT EVENTS
     In April 2009, Discovery announced a proposed 50-50 joint venture with Hasbro to rebrand Discovery Kids as a new multi-platform children’s venture leveraging a strong base of intellectual property to compete more meaningfully in the kids market. Hasbro will acquire its ownership for approximately $300 million. It is expected that Discovery Kids will be rebranded in the second half of 2010. The joint venture is expected to close in the summer of 2009 and is subject to customary closing conditions, including necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Concerning Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•	continued deterioration in the macroeconomic environment;

•	the inability of advertisers or affiliates to remit payment to us in a timely manner or at all;

•	general economic and business conditions and industry trends including the timing of, and spending on, feature film, television and television commercial production;

•	spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the broadband distribution and movie studio industries;

•	uncertainties inherent in the development of new business lines and business strategies;

•	integration of acquired operations;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on television advertising revenue;

•	rapid technological changes;

•	future financial performance, including availability, terms and deployment of capital;

•	fluctuations in foreign currency exchange rates and political unrest in international markets;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world;

•	reduced access to capital markets or significant increases in costs to borrow; and

•	a failure to secure affiliate agreements or renewal of such agreements on less favorable terms.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     For additional risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (SEC File No. 001-34177). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
U.S. Networks
     U.S. Networks is our largest division, which owns and operates 11 cable and satellite channels, including Discovery Channel, TLC and Animal Planet, as well as a portfolio of website properties and other digital services. U.S. Networks also provides distribution and advertising sales services for Travel Channel and distribution services for BBC America and BBC World News. U.S. Networks derives revenue primarily from distribution fees and advertising sales, which comprised 49% and 48%, respectively, of revenue for this division for the three months ended March 31, 2009 and 46% and 49%, respectively, for the three months ended March 31, 2008. During the three months ended March 31, 2009 and 2008, Discovery Channel, TLC and Animal Planet collectively generated 76% and 78% of U.S. Networks total revenue, respectively. U.S. Networks earns distribution fees under multi-year affiliation agreements with cable operators, DTH operators and other distributors of television programming. Distribution fees are based on the number of subscribers receiving programming. Upon the launch of a new channel, we may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. Launch incentives are amortized on a straight-line basis as a reduction of revenue over the term of the affiliation agreement. U.S. Networks sells commercial time on our networks and websites. The number of subscribers to our channels, the popularity of our programming and our ability to sell commercial time over a group of channels are key drivers of advertising revenue.
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
International Networks
     International Networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands that are distributed in virtually every pay-television market in the world through an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. International Networks’ regional operations cover most major markets and are organized into four locally-managed regional operations covering the U.K.; Europe (excluding the U.K.), Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. International Networks currently operates over 100 unique distribution feeds in 35 languages with channel feeds customized according to language needs and advertising sales opportunities. Most of the division’s channels are wholly owned by us with the exception of (1) the international Animal Planet channels, which are generally joint ventures in which the British Broadcasting Corporation (“BBC”) owns 50%, (2) People + Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC and (3) several channels in Japan, Canada and Poland, which operate as joint ventures with strategically important local partners.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     Similar to U.S. Networks, the primary sources of revenue for International Networks are distribution fees and advertising sales, and the primary cost is programming. International Networks executes a localization strategy by offering high quality shared programming with U.S. Networks, customized content, and localized schedules via our distribution feeds. During the three months ended March 31, 2009 and 2008, distribution revenue represented approximately 69% and 67% of the division’s operating revenue, respectively, and continues to deliver growth in markets with the highest potential for pay television expansion.
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
     Our international businesses are subject to a number of risks including fluctuations in currency exchange rates, regulatory issues, and economic and political instability. Changes in any of these areas could adversely affect the performance of the International Networks.
     International Networks’ priorities include maintaining a leadership position in nonfiction and certain fictional entertainment in international markets and continuing to grow and improve the performance of the international operations. These priorities will be achieved through increased distribution, expanding local advertising sales capabilities, creating licensing and digital growth opportunities, and improving operating efficiencies by strengthening programming and promotional collaboration between U.S. and International Network groups.
Commerce, Education, and Other
     In February 2009 we announced our plan to transition our commerce business to a royalty model, thereby providing for growth in profitability and reducing the financial risk of holding significant product inventories. As such, we will outsource the commerce direct-to-consumer operations including our commerce website, related marketing, product development and fulfillment to a third party in exchange for royalties. We expect to complete the transition in the second quarter of 2009. Our new structure for our commerce business will enable us to continue offering high quality Discovery Blu-Ray and standard definition DVD programming as well as many merchandise categories leveraging both licensed and make and sell products. Although we expect this new structure to facilitate growth in operating income, we expect an initial reduction in top-line revenue contribution, as well as a reduction in direct operating expenses in 2009. Commerce will continue to grow our established brand and home video licensing businesses to further expand our national presence in key retailers. Our commerce operations continue to add value to our television assets by reinforcing consumer loyalty and creating opportunities for our advertising and distribution partners.
     Our education business is focused on our direct-to-school streaming distribution subscription services as well as our benchmark student assessment services, publishing and distributing hardcopy content through a network of distribution channels including online, catalog and dealers. Our education business also participates in a growing sponsorship and global brand and content licensing business.
     With the completion of the Newhouse Transaction in the prior year, the operating results of the Creative Sound Services (“CSS”) businesses, which provide sound, music, mixing sound effects and other related services under brand names such as Sound One, POP Sound, Soundelux and Todd A-O, are reported in the Commerce, Education, and Other segment for the three months ended March 31, 2009 and 2008.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
The Newhouse Transaction
     On September 17, 2008, we were formed as a result of DHC and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective interests in Discovery and exchanging those interests with the Company (the “Newhouse Transaction”). The Newhouse Transaction provided, among other things, for the combination of DHC’s 66 2 / 3 % interest with Advance/Newhouse’s 33 1 / 3 % interest in DCH. The Newhouse Transaction was completed as follows:
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
     As a result of the Newhouse Transaction, we became the successor reporting entity to DHC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because Advance/Newhouse was a one-third owner of Discovery prior to the completion of the Newhouse Transaction and is a one-third owner of us immediately following completion of the Newhouse Transaction, there was no effective change in ownership. Our convertible preferred stock does not have any special dividend rights and only a de minimis liquidation preference. Additionally, Advance/Newhouse retains significant participatory special class voting rights with respect to certain matters that could be submitted to stockholder vote. Pursuant to Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations (“FTB 85-5”), for accounting purposes the Newhouse Transaction was treated as a non-substantive merger, and therefore, the Newhouse Transaction was recorded at the investor’s historical basis (see Note 1).
     The following table summarizes the defined terms concerning the various Discovery entities included in this analysis:

Entity	Reference

Discovery Communications, Inc. (post Newhouse Transaction)	Discovery, we, or us
Discovery Communications Holding, LLC	DCH
Discovery Holding Company	DHC
Ascent Media Corporation	AMC
Advance/Newhouse Programming Partnership	Advance/Newhouse
Creative Sound Services	CSS
Results of Operations — Three Months Ended March 31, 2009 and 2008
     For financial reporting purposes, we are the successor reporting entity to DHC. Because there was no effective change in ownership, in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), as amended, paragraph 11, both DHC and DCH were consolidated in our financial statements as if the transaction had occurred on January 1, 2008. For purposes of analyzing DCH’s business in this management’s discussion and analysis, we have presented our consolidated operating results for March 31, 2008 consistent with our financial statement presentation since the Newhouse Transaction is treated as effectively occurring in the first quarter of 2008.
     The 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. This recast reflects (i) the gross combined financial information of both DHC and DCH as though the Newhouse Transaction was consummated on January 1, 2008, (ii) adjustments to revenues and expenses to exclude amounts for Ascent Media Corporation, Ascent Media Systems & Technology Services, LLC, and Ascent Media CANS, LLC, which were disposed of in September 2008, and (iii) the adoption of FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“FAS 160”) (see Note 2).
     The following discussion of our results of operations is presented in two parts to assist the reader in better understanding our operations. The first section is an overall discussion of our consolidated operating results. The second section includes a more detailed discussion of revenue and expense activity of our three reportable segments: U.S. Networks, International Networks, and Commerce, Education, and Other.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     The following table represents the comparison of our Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008, respectively, for purposes of discussion and analysis of our operations:

	Three Months Ended
	March 31,
	2009	2008	% Change
	(amounts in millions, except
	per share amounts)
		(recast)
Revenues:
Distribution	$425	$402	6%
Advertising	301	304	(1)%
Other	91	103	(12)%

Total revenues	817	809	1%

Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization listed below	253	242	5%
Selling, general and administrative	281	251	12%
Depreciation and amortization	38	47	(19)%
Exit and restructuring charges	3	—	—

Total operating costs and expenses	575	540	6%

Operating income	242	269	(10)%
Interest expense	(57)	(69)	(17)%
Other non-operating income (expense), net	8	(16)	150%

Income before income taxes	193	184	5%
Provision for income taxes	(70)	(110)	(36)%

Net income	123	74	66%

Less: Net income attributable to non-controlling interests	(4)	(40)	(90)%

Net income attributable to Discovery Communications, Inc.	$119	$34	250%

Net income per share attributable to Discovery Communications, Inc. stockholders:
Basic	$0.28	$0.12	133%

Diluted	$0.28	$0.12	133%

Weighted average number of shares outstanding:
Basic	422	282	50%

Diluted	422	282	50%

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     Revenues. Our consolidated revenues increased $8 million for the three months ended March 31, 2009 when compared with the same period in 2008. Distribution revenues increased $23 million for the three months ended March 31, 2009 when compared with the same period in the prior year. The increase in distribution revenues are primarily due to annual price increases required by contract for U.S. Networks combined with International Networks’ subscriber growth, offset by a $17 million unfavorable impact from foreign exchange. Advertising revenues decreased $3 million for the three months ended March 31, 2009 from the comparable period in the prior year, and is primarily attributed to a $12 million unfavorable impact from foreign exchange offset by higher viewership for both U.S. Networks and International Networks. Other revenues decreased $12 million for the three months ended March 31, 2009 when compared with 2008, primarily due to a decrease in sales of the Planet Earth DVD through a joint venture, offset by an increase in revenues from the direct-to-consumer business in our Commerce, Education, and Other business segment.
     Cost of revenues. Cost of revenues, which includes content amortization and other production-related expenses in addition to distribution and merchandising costs, increased $11 million for the three months ended March 31, 2009 when compared to 2008. The increase in cost of revenues was primarily due to a $19 million increase in content amortization in the U.S. Networks segment coupled with a $6 million increase in content amortization for International Networks. These increases were partially offset by a $15 million favorable impact from foreign exchange.
     Selling, general and administrative. Selling, general and administrative expenses, which include certain personnel, marketing and other general and administrative expenses, increased $30 million for the three months ended March 31, 2009 from the comparable period in 2008, primarily due to a $68 million increase in expenses arising from long-term incentive plans, partially offset by a $34 million decrease in personnel and marketing costs and a decrease in professional fees. Expenses arising from long-term incentive plans are largely related to our unit-based, long-term incentive plan, the Discovery Appreciation Plan (“DAP” or “LTIP”), which is indexed to the value of our Series A common stock. The change in unit value of LTIP awards is recorded as expense arising from long-term incentive plans over the period outstanding. Because our Series A common stock price increased 13% during the three months ended March 31, 2009, we recorded $32 million of expense arising from long-term incentive plans during the period compared to a $36 million benefit arising from long-term incentive plans for the three months ended March 31, 2008. In the first quarter of 2009 and fourth quarter of 2008, eligible new hires and promoted employees received stock options that vest in four equal installments, and those employees with LTIP units that vested between September 18, 2008 and March 14, 2009 received cash-settled stock appreciation awards that expire in March 2010. In March 2009, we made annual grants to eligible employees which consisted of options to purchase shares of Series A common stock which vest in three annual installments beginning on the first anniversary of the grant date and expire 3.25 years after the grant date. We do not intend to make additional cash-settled stock appreciation awards, except as may be required by contract or to employees in countries where stock option awards are not permitted.
     Depreciation and amortization. Depreciation and amortization expense decreased $9 million for the three months ended March 31, 2009 compared to the prior year period. The decrease is due to a decline in amortization expense resulting from lower intangible asset balances in the first quarter of 2009 compared to the same quarter in 2008.
     Interest expense. Interest expense decreased $12 million for the three months ended March 31, 2009 when compared with the same period in 2008 primarily due to a $324 million decrease in average debt outstanding coupled with an overall decrease in our average interest rates.
     Other non-operating income (expense), net. Other non-operating income (expense), net includes our unrealized gains and losses from derivative transactions as well as other non-operating expenses net of non-operating income. Other non-operating income (expense), net increased $24 million for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to a change in unrealized gains and losses from derivative transactions. As a result of derivative mark-to-market adjustments, we recognized net unrealized gains of $11 million during the three months ended March 31, 2009 and net unrealized losses of $16 million during the three months ended March 31, 2008. Refer to Note 9 to the condensed consolidated financial statements for a more detailed discussion of our derivative transactions.
     Provision for income taxes. Provision for income taxes was $70 million for the three months ended March 31, 2009 and $110 million for the three months ended March 31, 2008. Our effective tax rate was 36% and 60% for the three months ended March 31, 2009 and 2008, respectively. Our effective tax rate for the three months ended March 31, 2009 differed from our federal income tax rate of 35% primarily due to state taxes, offset by the impact of non-controlling interests in consolidated partnerships. Our effective tax rate for the three months ended March 31, 2008 differed from our federal income tax rate of 35% primarily due to DHC’s recognition of $23 million of deferred tax expense related to its investment in DCH prior to the Newhouse Transaction (net of tax benefit from intangible amortization related to the spin-off of Travel Channel in 2007). DHC’s book basis in DCH is increased by its share of DCH’s net income for the quarter. However, DHC’s tax basis remains the same.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     Net income attributable to non-controlling interests. Net income attributable to non-controlling interests represents the portion of earnings which are allocable to the non-controlling partners of $4 million and $40 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in net income attributable to non-controlling interests for the three months ended March 31, 2009 is primarily a result of profits allocated to non-controlling partners prior to the Newhouse Transaction.
Operating Division Results
     As noted above, our operations are divided into three reportable segments: U.S. Networks, International Networks and Commerce, Education, and Other. Corporate expenses primarily consist of corporate functions, executive management and administrative support services. Corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives. Operating results exclude mark-to-market share-based compensation expense, restructuring and impairment charges, and gains (losses) on asset dispositions, consistent with our segment reporting. Refer to Note 19 to the condensed consolidated financial statements for discussion on our segments.
     We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less cost of revenues and selling, general and administrative expense excluding (i) mark-to-market share-based compensation expense, (ii) amortization of deferred launch incentives, (iii) restructuring and impairment charges, and (iv) gains (losses) on asset dispositions. Management uses Adjusted OIBDA to assess the operational strength and performance of our segments. Management uses this measure to view operating results, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze operating performance of each segment using the same metric management uses and also provides investors a measure to analyze operating performance of each segment against historical data. We exclude mark-to-market compensation expense and restructuring and impairment charges from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. We also exclude the amortization of deferred launch incentive payments because these payments are infrequent and the amortization does not represent cash payments in the current reporting period. Because Adjusted OIBDA is a non-GAAP measure, it should be considered in addition to, but not a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance reported in accordance with U.S. GAAP.

	Three Months Ended
	March 31,
	2009	2008	% Change
	(amounts in millions)
	(recast)
Revenues:
U.S. Networks	$509	$484	5%
International Networks	255	266	(4)%
Commerce, Education, and Other	49	40	23%
Corporate and intersegment eliminations	4	19	(79)%

Total revenues	817	809	1%
Cost of revenues (1)	(253)	(242)	5%
Selling, general and administrative (1)	(249)	(287)	(13)%
Add: Amortization of deferred launch incentives (2)	14	21	(33)%

Adjusted OIBDA	$329	$301	9%

(1)	Cost of revenues and selling, general and administrative expenses exclude depreciation and amortization, income (expense) arising from long-term incentive plan awards (mark-to-market), and exit and restructuring charges.

(2)	Amortization of deferred launch incentives are included in distribution revenues for U.S. GAAP reporting, but are excluded from Adjusted OIBDA.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)

	Three Months Ended
	March 31,
	2009	2008	% Change
	(amounts in millions)
	(recast)
Adjusted OIBDA:
U.S. Networks	$275	$258	7%
International Networks	96	80	20%
Commerce, Education, and Other	6	—	NM
Corporate and intersegment eliminations	(48)	(37)	(30)%

Total adjusted OIBDA	329	301	9%
Income (expense) arising from long-term incentive plan awards (mark-to-market)	(32)	36	(189)%
Depreciation and amortization	(38)	(47)	(19)%
Exit and restructuring charges	(3)	—	NM
Amortization of deferred launch incentives	(14)	(21)	(33)%

Total operating income	$242	$269	(10)%

U.S. Networks

	Three Months Ended
	March 31,
	2009	2008	% Change
	(amounts in millions)
	(recast)
Revenues:
Distribution	$248	$224	11%
Advertising	244	239	2%
Other	17	21	(19)%

Total revenues	509	484	5%
Cost of revenues	(131)	(116)	13%
Selling, general and administrative	(109)	(120)	(9)%
Add: Amortization of deferred launch incentives	6	10	(40)%

Adjusted OIBDA	275	258	7%
Income (expense) arising from long-term incentive plan awards (mark-to-market)	1	(5)	120%
Depreciation and amortization	(8)	(14)	(43)%
Amortization of deferred launch incentives	(6)	(10)	(40)%

Operating income	$262	$229	14%

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     Revenues. Total revenues increased $25 million for the three months ended March 31, 2009, when compared with 2008, primarily due to an increase in distribution revenues of $24 million over the period, driven by annual contractual rate increases and increases in average paying subscription units, principally from networks carried on the digital tier. Contra revenue items included in distribution revenues, such as launch amortization and marketing consideration, decreased $5 million for the three months ended March 31, 2009 when compared with 2008. Advertising and other revenues increased $1 million for the three months ended March 31, 2009, when compared with the prior year, primarily due to higher pricing and increased ratings offset by lower cash sellouts and a reduction in other revenues generated by our Digital Media businesses, when compared with the corresponding prior year periods.
     Cost of revenues. For the three months ended March 31, 2009, cost of revenues increased $15 million when compared with 2008, primarily due to an increase in content amortization expense of $19 million. The increase in content amortization expense was primarily driven by increased carryover amortization from higher content investment of $12 million and content impairment charges of $7 million.
     Selling, general and administrative expenses. Total selling, general and administrative expenses decreased $11 million for the three months ended March 31, 2009, when compared with 2008. The expenses for the three months ended March 31, 2009 include $6 million in selling, general and administrative expenses related to OWN which were not incurred in the first quarter of 2008. Excluding the impact of OWN, selling, general and administrative expenses decreased $17 million which was primarily a result of lower personnel and marketing costs as well as lower overhead costs for Digital Media.
     Adjusted OIBDA. Adjusted OIBDA increased $17 million for the three months ended March 31, 2009 when compared with 2008. The increase reflects a $25 million increase in revenues offset by a $4 million increase in operating costs and a $4 million decrease in amortization of deferred launch incentives, which are added back to Adjusted OIBDA.
International Networks

	Three Months Ended
	March 31,
	2009	2008	% Change
	(amounts in millions)
		(recast)
Revenues:
Distribution	$177	$178	(1)%
Advertising	57	65	(12)%
Other	21	23	(9)%

Total revenues	255	266	(4)%
Cost of revenues	(92)	(95)	(3)%
Selling, general and administrative	(75)	(102)	(26)%
Add: Amortization of deferred launch incentives	8	11	(27)%

Adjusted OIBDA	96	80	20%
Depreciation and amortization	(10)	(9)	11%
Exit and restructuring charges	(1)	—	NM
Amortization of deferred launch incentives	(8)	(11)	(27)%

Operating income	$77	$60	28%

     Revenues. Total revenues decreased $11 million for the three months ended March 31, 2009, when compared with 2008, driven by an unfavorable impact from foreign exchange of $32 million, of which $17 million related to distribution revenues. Excluding the unfavorable impact of foreign exchange, distribution revenues increased $16 million due to subscriber growth in EMEA and Latin America primarily as a result of a 17% increase in average paying subscription units in those regions for the three months ended March 31, 2009 when compared with 2008.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     Advertising revenues decreased $8 million for the three months ended March 31, 2009, when compared with 2008, primarily as a result of a $12 million unfavorable impact of foreign exchange. Excluding the unfavorable impact of foreign exchange, advertising revenues increased $4 million in EMEA and Latin America primarily due to higher viewership combined with an increased subscriber base.
     Cost of revenues. Cost of revenues decreased $3 million for the three months ended March 31, 2009, when compared with 2008, driven by favorable foreign exchange of $15 million, partially offset by a $6 million increase in content amortization expense due to continued investment in original productions and language customization to support additional local feeds for growth in local ad sales and a $3 million increase in distribution costs.
     Selling general and administrative expenses. Selling, general and administrative expenses decreased $27 million for the three months ended March 31, 2009, when compared with 2008. This decrease was primarily driven by a $12 million favorable impact of foreign exchange and a $12 million decrease in marketing and personnel costs.
     Adjusted OIBDA. Adjusted OIBDA increased $16 million for the three months ended March 31, 2009 when compared with 2008. The increase reflects a $30 million decrease in operating costs offset by an $11 million decrease in revenues and a $3 million decrease in amortization of deferred launch incentives, which are added back to Adjusted OIBDA.
Commerce, Education, and Other

	Three Months Ended
	March 31,
	2009	2008	% Change
	(amounts in millions)
		(recast)
Revenues:
Other	$49	$40	23%

Total revenues	49	40	23%
Cost of revenues	(28)	(25)	12%
Selling, general and administrative	(15)	(15)	0%

Adjusted OIBDA	6	—	NM
Depreciation and amortization	(1)	(2)	(50)%

Operating income	$5	$(2)	350%

     Revenues. Commerce, Education, and Other total revenues increased $9 million for the three months ended March 31, 2009 when compared with the prior period due to an increase in Commerce revenues of $4 million from the sale of inventory to a third party as part of the transition of our Commerce business to a royalty model. In addition, revenues for the Education business increased by $4 million as the core streaming business continued to grow. CSS revenues increased $2 million. As we transition our Commerce business to a royalty model, we expect an initial reduction in revenue contribution, as well as a reduction in direct operating expenses.
     Cost of revenues. Cost of revenues increased $3 million for the three months ended March 31, 2009, due to higher costs of sold inventory for Commerce and higher production costs for CSS.
     Selling, general and administrative expenses. Selling, general and administrative expenses were unchanged for the three months ended March 31, 2009.
     Adjusted OIBDA. Adjusted OIBDA increased $6 million for the three months ended March 31, 2009 when compared with 2008. The increase reflects a $9 million increase in revenues offset by a $3 million increase in operating costs.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
Corporate and Intersegment Eliminations

	Three Months Ended
	March 31,
	2009	2008	% Change
	(amounts in millions)
		(recast)
Revenues:
Other	$4	$19	(79)%

Total revenues	4	19	(79)%
Cost of revenues	(2)	(6)	(67)%
Selling, general and administrative	(50)	(50)	0%

Adjusted OIBDA	(48)	(37)	(30)%
Income (expense) arising from long-term incentive plan awards (mark-to-market)	(33)	41	(180)%
Depreciation and amortization	(19)	(22)	(14)%
Exit and restructuring charges	(2)	—	NM

Operating income	$(102)	$(18)	(467)%

     Corporate is mainly comprised of ancillary revenues and expenses from a joint venture, corporate functions, executive management and administrative support services. Consistent with our segment reporting, corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives.
     Corporate revenues decreased $15 million for the three months ended March 31, 2009, when compared with 2008, primarily due to decreased ancillary revenues from a joint venture, whose primary sales were of the Planet Earth DVD during the three months ended March 31, 2008. Corporate cost of revenues decreased $4 million, for the three months ended March 31, 2009, driven by a reduction of cost of revenues by the joint venture.
Liquidity and Capital Resources
Sources of Cash
     Our principal sources of liquidity are cash in-hand, cash flows from operations and borrowings under our credit facilities. We anticipate that our cash flows from operations, existing cash, cash equivalents and borrowing capacity under our revolving credit facility are sufficient to meet our anticipated cash requirements for at least the next 12 months.
     Total Liquidity at March 31, 2009. As of March 31, 2009, we had approximately $1.4 billion of total liquidity, comprised of $142 million in cash and cash equivalents and the ability to borrow approximately $1.2 billion under our revolving credit facilities.
     Cash Provided by Operations. For the three months ended March 31, 2009, our cash provided by operating activities was $140 million compared to $67 million for the same period in 2008, driven by an increase of $49 million in net income and an improvement in working capital, net of cash.
     Debt Facilities. Our committed debt facilities include two term loans, a revolving loan facility and various senior notes payable. The second term loan was entered into on May 14, 2007 for $1.5 billion in connection with the exchange of DCH common stock with Cox Communications Holding, Inc. (the “Cox Transaction”). Total commitments of these facilities were $4.9 billion at March 31, 2009. Debt outstanding on these facilities aggregated $3.7 billion at March 31, 2009, providing excess debt availability of $1.2 billion.
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
     DCH’s $1.5 billion term loan is secured by its assets, excluding assets held by its subsidiaries. The remaining term loan, revolving loan and senior notes are unsecured. The debt facilities contain covenants that require the respective borrowers to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. We were in compliance with all debt covenants as of March 31, 2009.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
Uses of Cash
     During the three months ended March 31, 2009, our primary uses of cash were cash payments for content of $179 million, mandatory principal payments under our bank facilities and senior notes totaling $66 million and capital expenditures of $20 million. During the three months ended March 31, 2008, our primary uses of cash were mandatory principal payments under our bank facilities and senior notes totaling $184 million, cash payments for content of $151 million, and capital expenditures of $22 million.
     In 2009, we expect our uses of cash to be approximately $445 million for debt repayments, $260 million for interest expense, and $60 million for capital expenditures. We will also be required to make payments under our LTIP as well as for stock appreciation rights issued under our Incentive Plans. Amounts expensed and payable under the LTIP and for stock appreciation rights issued under our Incentive Plans are dependent on future annual calculations of unit values which are primarily affected by changes in our stock price, changes in units outstanding, and changes to the plan.
     Joint Venture Arrangement. On June 19, 2008, we entered in to a 50-50 joint venture with Oprah Winfrey and Harpo, Inc. (“Harpo”) to rebrand Discovery Health Channel as OWN: Oprah Winfrey Network (“OWN Network”). It is expected that Discovery Health will be rebranded as OWN in early 2010. Pursuant to the agreement, we have committed to make capital contributions of up to $100 million through September 30, 2011, of which $11 million has been funded as of March 31, 2009. We anticipate that a significant portion of the $100 million funding obligation will occur in 2009.
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
     We expect to have sufficient cash flow from operations in 2009, combined with $142 million of cash on hand, to meet current year interest payments, expected capital expenditures of $60 million, and mandatory principal repayments of $445 million. In addition, we have $1.2 billion of available capacity on our existing revolving credit facility if our cash flow from operations is less than anticipated.
     We are compliant with all debt covenants and have sufficient excess capacity to draw on existing debt commitments or incur additional debt should we seek refinancing during 2009 in advance of our debt facility maturing in October 2010. We have no indication that any of our lenders would be unable to perform under the requirements of our credit agreements should we seek additional funding. Although our leverage and interest coverage covenants limit the total amount of debt we might incur relative to our operating cash flow, we expect we would continue to maintain compliance with our debt covenants with a 50% reduction in our current operating performance.
     Capital expenditures of $102 million in 2008 included the investment in building improvements, broadcast equipment, computer hardware/software, and office furniture/equipment, including $35 million related to AMC, which was spun off in September 2008. Therefore, capital expenditures of continuing operations in 2008 were $67 million. Our anticipated cash expenditures of $60 million in 2009 are not materially lower than our 2008 capital expenditures; however, a portion could be deferred should the need arise.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     We anticipate $563 million of our Term Loan A debt will mature in 2010 as will any remaining revolving debt. We expect to meet a significant portion of the maturing debt obligations through cash flows from operations. We are also considering various options for refinancing debt in both the public and private credit markets. Although the current credit markets have contracted from previous levels, our need for financing has diminished from prior years. If we are unable to access additional credit or if we do not have the ability to refinance the maturing debt, we could bridge a portion of our remaining 2010 cash needs by taking advantage of flexibility in our cost structure and reducing certain expenditures.
Contractual Obligations
     We have agreements covering leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2028. We are obligated to license programming under agreements with content suppliers that expire over various dates. We also have other contractual commitments arising in the ordinary course of business.
Off-Balance Sheet Arrangements
     We have no material off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
     The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions believed reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. Critical accounting policies impact the presentation of our financial condition and results of operations and require significant judgment and estimates. An appreciation of our critical accounting policies facilitates an understanding of our financial results. Amounts disclosed relate to Discovery for March 31, 2009 and 2008. Unless otherwise noted, we applied critical accounting policies and estimates methods consistently in all material respects and for all periods presented. For further information regarding these critical accounting policies and estimates, please see the Notes to our condensed consolidated financial statements.
Revenues
     We derive revenues from (i) distribution revenues from cable systems, satellite operators and other distributors, (ii) advertising aired on our networks and websites, and (iii) other, which is largely e-commerce and educational sales.
     Distribution. Distributors generally pay a per-subscriber fee for the right to distribute our programming under the terms of long-term distribution contracts (“distribution revenues”). Distribution revenues is reported net of incentive costs or other consideration, if any, offered to system operators in exchange for long-term distribution contracts. We recognize distribution revenues over the term of the contracts based on contracted monthly license fee provisions and reported subscriber levels. Network incentives have historically included upfront cash incentives referred to as “launch incentive” in connection with the launch of a network by the distributor within certain time frames. Any such amounts are capitalized as assets upon launch of our programming by the distributor and are amortized on a straight-line basis as a reduction of revenue over the terms of the contracts. In instances where the distribution agreement is extended prior to the expiration of the original term, we evaluate the economics of the extended term and, if it is determined that the deferred launch asset continues to benefit us over the extended term, then we will adjust the launch amortization period accordingly. Other incentives are recognized as a reduction of revenue as incurred.
     The amount of distribution revenues due to us is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. Therefore, reported distribution revenues are based upon our estimates of the number of subscribers receiving our programming for the month, plus an adjustment for the prior month estimate. Our subscriber estimates are based on the most recent remittance or confirmation of subscribers received from the distributor.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     Advertising. We record advertising revenues net of agency commissions and audience deficiency liabilities in the period advertising spots are broadcast. A substantial portion of the advertising sold in the United States includes guaranteed levels of audience that either the program or the advertisement will reach. Deferred revenue is recorded and adjusted as the guaranteed audience levels are achieved. Audience guarantees are initially developed by our internal research group and actual audience and delivery information is provided by third party ratings services. In certain instances, the third party ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenues and related deferred revenue are based on our estimates for any under-delivery of contracted advertising ratings based on the most current data available from the third party ratings service. Differences between the estimated under-delivery and the actual under-delivery have historically been insignificant. Online advertising revenues are recognized as impressions are delivered.
     Certain of our advertising arrangements include deliverables in addition to commercial time, such as the advertiser’s product integration into the programming, customized vignettes, and billboards. These contracts that include other deliverables are evaluated as multiple element revenue arrangements under Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.
     Other. Other revenues primarily consist of revenues from our Commerce, Education, and CSS businesses. Commerce revenues are recognized upon product shipment, net of estimated returns, which are not material to our condensed consolidated financial statements. Educational service sales are generally recognized ratably over the term of the agreement. CSS services revenues are recognized when services are performed. Revenues from post-production and certain distribution related services are recognized when services are provided. Prepayments received for services to be performed at a later date are deferred.
Derivative Financial Instruments
     FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”), requires every derivative instrument to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. We use financial instruments designated as cash flow hedges. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) as interest expense is recorded for debt. We use the cumulative dollar offset method to assess effectiveness. To be highly effective, the ratio calculated by dividing the cumulative change in the value of the actual swap by the cumulative change in the hypothetical swap must be between 80% and 125%. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We use derivative instruments principally to manage the risk associated with the movements of foreign currency exchange rates and changes in interest rates that will affect the cash flows of our debt transactions. Refer to Note 9 for additional information regarding derivative instruments held by us and risk management strategies.
Content Rights
     Costs incurred in the direct production, co-production or licensing of content rights are capitalized and stated at the lower of unamortized cost, fair value, or net realizable value. In accordance with Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films, we amortize our content assets based upon the ratio of current revenue to total estimated revenue (“ultimate revenue”). To determine this ratio, we analyze historical and projected usage for similar programming and apply such usage factors to projected revenues by network adjusted for any future significant programming strategy changes.
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
     Ultimate revenue assessments include advertising and affiliate revenue streams. Ancillary revenue is considered immaterial to the assessment. Changes in management’s assumptions, such as changes in expected use, could significantly alter our estimates for amortization. Amortization is approximately $167 million for the three months ended March 31, 2009 and the unamortized programming balance at March 31, 2009 is $1.3 billion.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     If we expect to alter the planned use of programming because of a change in network strategy, we write it down to its net realizable value based on adjusted ultimate revenues when we identify the need to alter the planned use. On a periodic basis, management evaluates the net realizable value of content in conjunction with our strategic review of the business. Changes in management’s assumptions, such as changes in expected use, could significantly alter our estimates for write-offs. Consolidated content impairment, including accelerated amortization of certain programs is approximately $9 million for the three months ended March 31, 2009.
Expenses Arising from Long-Term Incentive Plans
     Expenses arising from liability awards based on long-term incentive plans are primarily related to our unit-based LTIP for our employees who meet certain eligibility criteria. Units were awarded to eligible employees and vest at a rate of 25% per year. Prior to the Newhouse Transaction, we accounted for the LTIP in accordance with FAS 133 and EITF Issue No. 02-08, Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Entity, as the value of units in the LTIP was indexed to the value of DHC Series A common stock. Upon redemption of the LTIP awards, participants received a cash payment based on the difference between the market price of DHC Series A common stock on the vesting date and the market price on the date of grant. Following the Newhouse Transaction, units remained outstanding and were adjusted to track changes in the value of our publicly traded stock. We account for these cash settled stock appreciation awards in accordance with FASB Statement No. 123(R), Share-Based Payment (“FAS 123R”).
     The value of units in the LTIP is calculated using the Black-Scholes model each reporting period, and the change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. We elected to attribute expense for the units in accordance with FAS 123R. We use volatility of DHC common stock or our common stock, if available, in our Black-Scholes models. However, if the term of the units is in excess of the period common stock has been outstanding, we use a combination of historical and implied volatility. Different assumptions could result in different market valuations. However the most significant factor in determining the unit value is the price of our common stock.
Goodwill and Indefinite-lived Intangible Assets
     Goodwill is the excess fair value of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition and all the activities within a reporting unit are available to support the value of goodwill. FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”), requires the testing of goodwill for impairment annually or more often if circumstances or events indicate a change in the impairment status.
     On September 17, 2008, we were formed as a result of DHC and Advance/Newhouse Programming Partnership combining their respective interests in DCH and exchanging those interests with the Company. The Newhouse Transaction provided, among other things, for the combination of DHC’s 66 2/3% interest with Advance/Newhouse’s 33 1/3% interest in DCH.
     For financial reporting purposes, we are the successor reporting entity to DHC. Because there is no effective change in ownership, in accordance with ARB 51, paragraph 11, both DHC and DCH have been consolidated in our financial statements as if the transaction had occurred January 1, 2008. Our critical accounting policies were adopted from DCH following the Newhouse Transaction. For purposes of analyzing DCI’s critical accounting policies, we present associated 2008 financial information consistent with our financial statement presentation and present associated 2007 financial information consistent with the financial statement presentation of DCH.
     The majority of our goodwill balance is the result of the Newhouse and Cox transactions in 2008 and 2007, respectively. As a result of the Newhouse Transaction, we allocated $1.8 billion of goodwill previously allocated to DHC’s equity investment in DCH and $251 million of goodwill for the basis differential between the carrying value of DHC’s and Advance/Newhouse’s investments in DCH to our reporting units. The formation of DCH as part of the Cox Transaction required “pushdown” accounting of each shareholder’s basis in DCH. The result was the pushdown of $4.6 billion of additional goodwill previously recorded on the investors’ books to DCH reporting units.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     We performed our annual goodwill impairment testing in accordance with FAS 142 on November 30, 2008, which did not result in any impairment charges. Under the guidelines established by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“FAS 131”), we have aggregated our operating segments into three reportable segments, U.S. Networks, International Networks, and Commerce, Education and Other. However, the goodwill impairment analysis, under the requirements of FAS 142, is performed at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment as defined in FAS 131. Generally our reporting units represent our largest individual networks within the U.S. Networks reportable segment, territories within our International Networks reportable segment, and the individual components of our Commerce, Education and Other reportable segment.
     The balances as of December 31, 2008 in the table below are included in Note 7 to the condensed consolidated financial statements and the balances for December 31, 2007 are included for comparative purposes. Total goodwill for 2007 agrees to the consolidated goodwill balance included in the Rule 3-09 financial statements of the significant subsidiary included in Discovery Holding Company’s 2007 Annual Report on Form 10-K. A summary of the goodwill balance as of December 31, by reportable segment is as follows:

	December 31,
	2008	2007
	(amounts in millions)
U.S. Networks	$5,569	$4,062
International Networks	1,273	769
Commerce, Education and Other	49	39

Total Goodwill	$6,891	$4,870

     Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. We utilized a discounted cash flow (“DCF”) model and market approach, weighted equally, to estimate the fair value of our reporting units. The discounted cash flow model utilizes projected financial results for each reporting unit. The projected financial results are created from critical assumptions and estimates which are based on management’s business plans and historical trends. The market approach relies on data from publicly traded guideline companies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, and relevant comparable company earnings multiples. We also considered the control premium (which can be defined as the difference between fair value and market price) and other qualitative factors including capitalization and ownership structure. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of our reporting units.
     A summary of the critical assumptions utilized for our annual impairment test in 2008 and 2007 are outlined below by reportable segment. We believe the segment information coupled with our sensitivity analysis considering reporting units whose fair value would not exceed carrying value following a hypothetical reduction in fair value of 10% and 20% provide relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.
     During 2008, there were no significant changes in our reporting units. However, as a result of the Newhouse Transaction we allocated $2.0 billion of goodwill to our reporting units. We did not significantly change the methodology used in 2007 to determine the fair value of our reporting units for the annual goodwill impairment test performed on November 30, 2008. Due to a decline in the global economic environment, we made changes to certain of the assumptions utilized in the discounted cash flow model for 2008 compared with the prior year.
     The following is a summary analysis of the significant assumptions used in our DCF model by reportable segment, as well as a sensitivity analysis on the impact of specific changes in assumptions to our overall conclusion concerning impairment to our goodwill balances.
     Discount rate: The discount rate represents the expected return on capital. The U.S. Networks’ reporting units generally used a discount rate of 12% for 2008, which represents an increase from a rate of 11% utilized in 2007. The International Networks’ reporting units’ discount rates were a weighted average of 16% and 14% for the years 2008 and 2007, respectively. For our remaining reporting units, discount rates were a weighted average of 15% for the years 2008 and 2007. We used the average interest rate of a 20 year government security over a one year period to determine the risk free rate in our weighted average cost of capital calculation. The difference between our discount rate and the risk free rate was 8% and 7% in 2008 and 2007, respectively.
     Growth assumptions: Projected annual growth is primarily driven by assumed advertising sales and cable subscriber trends offset by expected expenses. Other considerations include historical performance and anticipated economic conditions for the current period and long term.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     We use a five year period of assumed cash flows to assess short-term company net free cash flow for our DCF calculation. The projected revenue growth for U.S. Networks’ reporting units was 5% for the 2008 DCF calculation, compared with 8% in 2007. U.S. Networks experienced actual revenue growth of 10% in 2008 and 2007, when adjusted for the spin-off of the Travel Channel. The projected expense growth for U.S. Networks’ reporting units was 5% in 2008, compared with 3% in 2007. The projected revenue growth for International Networks’ reporting units was 7% for the 2008 DCF calculation, compared with 11% in 2007. International Networks experienced actual revenue growth of 12% and 13% in 2008 and 2007, respectively. The projected expense growth for International Networks’ reporting units was 6% in 2008, compared with 7% in 2007. The projected revenue growth for other reporting units was 4% for the 2008 DCF calculation, compared with 8% in 2007. Other reporting units experienced an actual revenue decline of 19% and an increase of 39% in 2008 and 2007, respectively. The historical revenue decline in 2008 is not relevant due to one time items and the closure of retail stores in the third quarter of 2007. The projected expense decline for other reporting units was 1% in 2008, compared with increases of 4% in 2007.
     We used a terminal value growth rate of 4% and 5% for U.S. Networks’ reporting units in our 2008 and 2007 DCF calculations, respectively. We used a terminal value growth rate of 5% and 6% for International Networks’ reporting units in our 2008 and 2007 DCF calculations, respectively. We used a terminal value growth rate of 7% and 5% for other reporting units in our 2008 and 2007 DCF calculations, respectively. The terminal values used in our DCF model are calculated using the dividend discount model. As a result, the terminal values used for our reporting units are a function of their respective discount rates and terminal value growth rates.
     Market approach assumptions: We used both earnings before interest, taxes, depreciation and amortization (“EBITDA”) and price per subscriber multiples to estimate fair value using a market approach. The U.S. Networks’ reporting units’ EBITDA multiples ranged from 12 to 6 and from 14 to 4 for 2008 and 2007, respectively. The International Networks’ reporting units’ EBITDA multiples ranged from 15 to 6 and from 18 to 12 for 2008 and 2007, respectively.
     The U.S. Networks’ reporting units made up 75% and 79% of the fair value of our Company in 2008 and 2007, respectively. At the date of impairment testing, the carrying value of our U.S. Networks’ reporting units made up 77% of the carrying value of net assets allocated for purposes of goodwill impairment testing in 2008 and 2007. The International Networks’ reporting units made up 23% and 20% of the fair value of our Company in 2008 and 2007, respectively. The carrying value of the International Networks’ reporting units made up 22% and 23% of the carrying value of net assets allocated for purposes of goodwill impairment testing in 2008 and 2007, respectively. The fair value of our other reporting units made up 2% and 1% of the fair value of our Company in 2008 and 2007, respectively. The carrying value of our other reporting units made up 1% of the carrying value of net assets allocated for purposes of goodwill impairment testing in 2008 and 2007, respectively.
     Sensitivity Analysis: In order to analyze the sensitivity our assumptions have on our overall impairment assessment, we determined the impact that a hypothetical 10% and 20% reduction in fair value would have on our conclusions.
•	There were no reporting units for which a 10% decline in fair value would result in the reporting unit’s carrying value to be in excess of its fair value.

•	The fair values of the UK and the Other U.S. Networks reporting units do not exceed their carrying values by 20%. A hypothetical 20% reduction in fair value of these reporting units results in carrying values in excess of fair value by 9% and 4%, respectively. The goodwill balance attributable to these two reporting units is $1.6 billion in 2008. A 100 basis point change in the discount rate used for these two reporting units results in a weighted average 8% decline or 11% rise in fair value. A 50 basis point change in long-term growth rates used for these two reporting units results in a weighted average 4% decline or rise in fair value.
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
     We will perform our annual impairment testing of goodwill as of November 30, 2009, unless there is a triggering event, which would require the performance of impairment testing before our annual impairment testing date. We monitor our anticipated operating performance to ensure that no event has occurred requiring goodwill impairment testing. As part of our annual impairment testing or any interim impairment test deemed necessary, we will evaluate whether our assumptions and methodologies require changes as a result of the current global economic environment.
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
Redeemable Interests in Subsidiaries
     For those instruments with an estimated redemption value, redeemable interests in subsidiaries are accreted or amortized to an estimated redemption value ratably over the period to the redemption date. Accretion and amortization are recorded as a component of Net income attributable to non-controlling interests on the Condensed Consolidated Statements of Operations.
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

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and expands the required disclosures about fair value measurement. The provisions of FAS 157 related to financial assets and liabilities as well as nonfinancial assets and liabilities carried at fair value on a recurring basis were adopted prospectively on January 1, 2008 and did not have a material impact on our condensed consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of FAS 157 for non-recurring measurements of non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Effective January 1, 2009, we adopted the provisions of FAS 157 related to non-financial assets and liabilities measured at fair value on a non-recurring basis, which are being applied prospectively. The adoption of FAS 157 for non-recurring measurements of non-financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. Additional information related to fair value measurements is included in Note 5.
     In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141R”), which requires, among other matters, that companies expense business acquisition transaction costs; record an asset for in-process research and development, which is expensed at the time of the acquisition; record at fair value amounts for contingencies, including contingent consideration, as of the purchase date with subsequent adjustments recognized in operations, which is accounted for as an adjustment of purchase price; recognize decreases in valuation allowances on acquired deferred tax assets in operations, which are considered to be subsequent changes in consideration and are recorded as decreases in goodwill; and measure at fair value any non-controlling interest in the acquired entity. Effective January 1, 2009, we adopted the provisions of FAS 141R, which will be applied prospectively to new business combinations consummated on or subsequent to the effective date. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”), which amends and clarifies the accounting, recording and measurement of certain contingent assets acquired and liabilities assumed in a business combination. The provisions of FSP 141R-1 were effective immediately and required to be applied retrospectively to business combinations that occurred on or after January 1, 2009. While FAS 141R applies to new business acquisitions consummated on or subsequent to the effective date, the amendments to Statement No. 109, Accounting for Income Taxes (“FAS 109”), with respect to deferred tax valuation allowances and liabilities for income tax uncertainties applies to changes in deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business acquisitions. The adoption of FAS 141R and FSP 141R-1 did not impact our condensed consolidated financial statements.
     In December 2007, the FASB issued FAS 160, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires that non-controlling interests be reported within the equity section of the balance sheet and that the amounts of consolidated net income or loss and consolidated comprehensive income or loss attributable to the parent company and the non-controlling interests are clearly presented separately in the condensed consolidated financial statements. Also, pursuant to FAS 160, where appropriate, losses will be allocated to non-controlling interests even when that allocation may result in a deficit balance. Effective January 1, 2009, we adopted the provisions of FAS 160, which are being applied prospectively, except for the presentation and disclosure requirements, which are being applied retrospectively to all periods presented. Upon adoption of FAS 160, non-controlling interests of $25 million as of December 31, 2008 have been reclassified from Other noncurrent liabilities to Equity attributable to non-controlling interests in the equity section of the Condensed Consolidated Balance Sheets. Additionally, $40 million previously recorded as Minority interests, net of tax during the three months ended March 31, 2008 has been reclassified and excluded from Net income in the Condensed Consolidated Statements of Operations. Earnings per share for all prior periods is not impacted.
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Heding Activities, an Amendment of FASB Statement No. 133 (“FAS 161”), which amends and expands the disclosure requirements of FAS 133, to include information about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of FAS 161 effective January 1, 2009. The relevant disclosures required by FAS 161 are included in Note 9.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset pursuant to FAS 142. Effective January 1, 2009, we adopted the provisions of FSP 142-3, which are being applied prospectively to intangible assets acquired on or subsequent to the effective date. Our policy is to expense costs incurred to renew or extend the terms of its intangible assets. The adoption of FSP 142-3 did not impact our condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (continued)
     In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The provisions of FSP EITF  03-6-1 became effective for us on January 1, 2009. This FSP provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share retrospectively to all prior-period earnings per share computations. The adoption of FSP EITF 03-6-1 did not impact our computation of earnings per share amounts for the periods presented.
     In December 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity, for example an agreement to co-produce and distribute programming with another media company. Effective January 1, 2009, we adopted the provisions of EITF 07-1, which are being applied retrospectively to all periods presented for all collaborative arrangements as of the effective date. The relevant disclosures required by EITF 07-1 are included in Note 6.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our earnings and cash flows are exposed to market risk and can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations, and changes in the market values of investments. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. We use derivative financial instruments to modify our exposure to market risks from changes in interest rates and foreign exchange rates. We do not hold or enter into financial instruments for speculative trading purposes.
Interest Rates
     The nature and amount of our long-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our interest expense is exposed to movements in short-term interest rates. Of our $3.7 billion of debt, $2.8 billion was floating rate debt at March 31, 2009. Derivative instruments, including fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. The variable to fixed interest rate instruments had a notional amount of $2.3 billion and had a weighted average interest rate of 4.68% at both March 31, 2009 and December 31, 2008. The fixed to variable interest rate agreements had a notional amount of $50 million and $50 million and had a weighted average interest rate of 5.82% and 6.66% at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, we have a notional amount of $810 million of forward starting variable to fixed interest rate swaps, of which a notional amount of $560 million will become effective in December 2009 and a notional amount of $250 million will become effective in June 2010. On March 4, 2009, we terminated an unexercised interest rate swap put with a notional amount of $25 million. The fair value of our interest rate derivative contracts, adjusted for our credit risk, aggregate $95 million and $106 million at March 31, 2009 and December 31, 2008, respectively.
     Of the total notional amount of $3.1 billion in interest rate derivatives, $2.3 billion of these derivative instruments are highly effective cash flow hedges. The fair value of these hedges in a loss position at March 31, 2009 and December 31, 2008 was $64 million and $70 million, respectively, with changes in the mark-to-market value recorded as a component of Other comprehensive income (loss), net of taxes. We do not expect material hedge ineffectiveness in the next twelve months. As of March 31, 2009, a parallel shift in the interest rate yield curve equal to one percentage point would change the fair value of our interest rate derivative portfolio by approximately $48 million. In addition, a change of one percentage point in interest rates on variable rate debt would impact interest expense by approximately $5 million on a yearly basis.
     We continually monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our derivative instruments and do not anticipate nonperformance by the counterparties. In addition, we limit the amount of investment credit exposure with any one institution.
     Refer to Note 9 to the accompanying condensed consolidated financial statements for additional information regarding our interest rate derivative instruments.
Foreign Currency Exchange Rates
     We continually monitor our economic exposure to changes in foreign exchange rates and may enter into foreign exchange agreements where and when appropriate. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. The majority of our foreign currency exposure is to the British pound and the Euro. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into U.S. dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations.

     Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change. The foreign exchange instruments used are spot, forward, and option contracts. Additionally, we enter into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At March 31, 2009 and December 31, 2008, the notional amount of foreign exchange derivative contracts was $24 million and $75 million, respectively. These derivative instruments did not receive hedge accounting treatment. The fair value of these derivative instruments aggregate $1 million and $5 million at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, an estimated 10% adverse movement in exchange rates against the U.S. dollar would decrease the fair value of our portfolio by approximately $3 million
     Refer to Note 9 to the accompanying condensed consolidated financial statements for additional information regarding our foreign currency derivative instruments.
Market Values of Investments
     We are exposed to market risk as it relates to changes in the market value of our investments. We invest directly and indirectly through mutual funds in equity instruments of public and private companies. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. At March 31, 2009, these investments had a fair value of $48 million which is recorded as a component of Other current assets and Other noncurrent assets on the Condensed Consolidated Balance Sheets. As of March 31, 2009, a 10% decline in the fair value of these investments would reduce the fair value of these investments to $43 million.
ITEM 4. Controls and Procedures.
Disclosure Controls and Procedures
     The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There have been no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     As of December 31, 2009, the Company is required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In the interim, the Company is required to perform the documentation, evaluation and testing required to make these assessments.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings.
     We experience routine litigation in the normal course of our business. We believe that none of the pending litigation will have a material adverse effect on our consolidated financial condition, future results of operations, or liquidity.
ITEM 1A. Risk Factors.
     There have been no material changes to our risk factors from those disclosed in the Part I, Item 1A, Risk Factors section of our 2008 Annual Report on Form 10-K (SEC File No. 001-34177) filed on February 26, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
ITEM 3. Defaults Upon Senior Securities.
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     None.
ITEM 5. Other Information.
     None.
ITEM 6. Exhibits.

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement dated as of March 6, 2008 by and between Discovery Communications, LLC and Adria Alpert-Romm

10.2	Amended and Restated Employment Agreement dated as of March 7, 2008 by and between Discovery Communications, LLC and Joseph A. LaSala, Jr.

10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 9, 2009 (SEC File No. 001-34177)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)
Date: May 4, 2009	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 4, 2009	By:	/s/ Bradley E. Singer
Bradley E. Singer
Senior Executive Vice President and Chief Financial Officer