Form 10-Q
period 2009-06-30
Discovery Communications, Inc.
filed 2009-08-04
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Total number of shares outstanding of each class of the Registrant’s common stock as of July 27, 2009:

Series A Common Stock, $0.01 par value	134,602,440
Series B Common Stock, $0.01 par value	6,598,161
Series C Common Stock, $0.01 par value	140,734,901

DISCOVERY COMMUNICATIONS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30,	December 31,
	2009	2008
		(recast)
ASSETS
Current assets:
Cash and cash equivalents	$339	$100
Receivables, net of allowances of $16 and $16, respectively	759	780
Content rights, net	78	73
Prepaid expenses and other current assets	155	156

Total current assets	1,331	1,109

Noncurrent content rights, net	1,230	1,163
Property and equipment, net	410	395
Goodwill	6,439	6,891
Intangible assets, net	665	716
Other noncurrent assets	621	210

Total assets	$10,696	$10,484

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN SUBSIDIARIES, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$564	$421
Current portion of long-term debt	421	458
Other current liabilities	242	191

Total current liabilities	1,227	1,070

Long-term debt	3,053	3,331
Other noncurrent liabilities	449	473

Total liabilities	4,729	4,874

Commitments and contingencies (Note 18)
Redeemable non-controlling interests in subsidiaries	49	49

Equity:
Series A preferred stock, $0.01 par value; authorized 75 shares; issued and outstanding 71 shares at June 30, 2009 and 70 shares at December 31, 2008	1	1
Series C preferred stock, $0.01 par value; authorized 75 shares; issued and outstanding 71 shares at June 30, 2009 and 70 shares at December 31, 2008	1	1
Series A common stock, $0.01 par value; authorized 1,700 shares; issued and outstanding 134 shares at June 30, 2009 and December 31, 2008	1	1
Series B common stock, $0.01 par value; authorized 100 shares; issued and outstanding 7 shares at June 30, 2009 and December 31, 2008	—	—
Series C common stock, $0.01 par value; authorized 2,000 shares; issued and outstanding 141 shares at June 30, 2009 and December 31, 2008	2	2
Additional paid-in capital	6,555	6,545
Accumulated deficit	(632)	(936)
Accumulated other comprehensive loss	(25)	(78)

Equity attributable to Discovery Communications, Inc.	5,903	5,536
Equity attributable to non-controlling interests	15	25

Total equity	5,918	5,561

Total liabilities, redeemable non-controlling interests in subsidiaries, and equity	$10,696	$10,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(recast)		(recast)
Revenues:
Distribution	$426	$418	$851	$820
Advertising	368	378	669	682
Other	87	89	178	192

Total revenues	881	885	1,698	1,694

Costs of revenues, excluding depreciation and amortization listed below	257	254	510	496
Selling, general and administrative	310	370	591	621
Depreciation and amortization	40	49	78	96
Asset impairments	26	—	26	—
Exit and restructuring charges	14	4	17	4
Gain on business disposition	(252)	—	(252)	—

	395	677	970	1,217

Operating income	486	208	728	477

Interest expense	(60)	(66)	(117)	(135)
Other non-operating income, net	20	22	28	6

Income before income taxes	446	164	639	348
Provision for income taxes	(267)	(82)	(337)	(192)

Net income	179	82	302	156
Less: Net loss (income) attributable to non-controlling interests	6	(39)	2	(79)

Net income attributable to Discovery Communications, Inc.	185	43	304	77

Stock dividends to preferred interests	(2)	—	(2)	—

Net income available to Discovery Communications, Inc. stockholders	$183	$43	$302	$77

Net income per share available to Discovery Communications, Inc. stockholders (1):
Basic	$0.43	$0.16	$0.72	$0.28

Diluted	$0.43	$0.16	$0.71	$0.28

Weighted average number of shares outstanding:
Basic	422	282	422	282

Diluted	424	282	423	282

(1)	Income per share amounts for the quarterly and year-to-date periods have been calculated separately. Accordingly, the quarterly amounts may not add to the year-to-date amounts because of differences in the average shares outstanding during each period and, with regard to diluted per share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive. Further, income per share has been calculated using actual amounts for the period. Accordingly, calculating income per share using the rounded figures reported above may produce immaterial differences.
The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	June 30,
	2009	2008
		(recast)
Operating Activities
Net income	$302	$156
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	98	19
Depreciation and amortization	78	127
Asset impairments	26	—
Gain on business disposition	(252)	—
Gain on sale of securities	(13)	—
Deferred income taxes	15	77
Other noncash expenses, net	18	35
Changes in operating assets and liabilities, net of discontinued operations:
Receivables, net	15	(67)
Accounts payable and accrued liabilities	106	(100)
Other, net	(73)	(65)

Cash provided by operating activities	320	182

Investing Activities
Purchases of property and equipment	(34)	(42)
Net cash acquired from Newhouse Transaction	—	45
Business acquisitions, net of cash acquired	—	(7)
Proceeds from business disposition	300	—
Proceeds from sales of securities	22	24
Other investing activities, net	—	2

Cash provided by investing activities	288	22

Financing Activities
Net (repayments of) borrowings from revolver loans	(315)	92
Borrowings from long-term debt, net of discount and debt issuance costs	478	—
Principal repayments of long-term debt	(518)	(187)
Principal repayments of capital lease obligations	(5)	(8)
Cash distribution to non-controlling interest	(8)	—
Other financing activities, net	(3)	(9)

Cash used in financing activities	(371)	(112)

Effect of exchange rate changes on cash and cash equivalents	2	7

Change in cash and cash equivalents	239	99
Cash and cash equivalents of continuing operations, beginning of period	100	8
Cash and cash equivalents of discontinued operations, beginning of period	—	201

Cash and cash equivalents, end of period	$339	$308

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Discovery	Non-controlling		Discovery	Non-controlling
	Communications, Inc.	Interests	Total Equity	Communications, Inc.	Interests	Total Equity
Balance as of beginning of period	$5,653	$24	$5,677	$5,536	$25	$5,561
Comprehensive income (loss):
Net income (loss)	185	(6)	179	304	(2)	302
Other comprehensive income:
Foreign currency translation adjustments, net	39	—	39	29	—	29
Unrealized gains on securities and derivative instruments, net	21	—	21	24	—	24

Total comprehensive income (loss)	245	(6)	239	357	(2)	355
Stock dividends to preferred interests	(2)	—	(2)	(2)	—	(2)
Cash distribution to non-controlling interest	—	(3)	(3)	—	(8)	(8)
Share-based compensation	7	—	7	12	—	12

Balance as of end of period	$5,903	$15	$5,918	$5,903	$15	$5,918

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Discovery	Non-controlling		Discovery	Non-controlling
	Communications, Inc.	Interests	Total Equity	Communications, Inc.	Interests	Total Equity
	(recast)	(recast)	(recast)	(recast)	(recast)	(recast)
Balance as of beginning of period	$4,527	$47	$4,574	$4,495	$9	$4,504
Comprehensive income:
Net income	43	39	82	77	79	156
Other comprehensive income (loss):
Foreign currency translation adjustments, net	1	(1)	—	4	—	4
Unrealized gains (losses) on securities and derivative instruments, net	4	3	7	(1)	—	(1)

Total comprehensive income	48	41	89	80	79	159
Share-based compensation	1	—	1	1	—	1

Balance as of end of period	$4,576	$88	$4,664	$4,576	$88	$4,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
     Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States (U.S.) and approximately 170 other countries, with over 100 television networks offering customized programming in 35 languages. Discovery also develops and sells consumer and educational products and services as well as media sound services in the U.S. and internationally. In addition, the Company owns and operates a diversified portfolio of website properties and other digital services. The Company manages and reports its operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television network programming, web brands, and other digital services; International Networks, consisting principally of international cable and satellite television network programming; and Commerce, Education, and Other, consisting principally of e-commerce, catalog, sound production, and domestic licensing businesses. Financial information for Discovery’s reportable segments is disclosed in Note 19.
     Discovery was formed in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective ownership interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with and into Discovery, which was consummated on September 17, 2008 (the “Newhouse Transaction”). Prior to the Newhouse Transaction, DCH was a stand-alone private company, which was owned approximately 66 2 / 3% by DHC and 33 1 / 3% by Advance/Newhouse. The Newhouse Transaction was completed as follows:
•	On September 17, 2008, DHC completed the spin-off to its shareholders of Ascent Media Corporation (“AMC”), a subsidiary holding the cash and businesses of DHC, except for certain businesses that provide sound, music, mixing, sound effects, and other related services (“Creative Sound Services” or “CSS”) (the “AMC spin-off”). Such businesses remain with the Company following the completion of the Newhouse Transaction. The AMC spin-off was effected as a distribution by DHC to holders of its Series A and Series B common stock. In connection with the AMC spin-off, each holder of DHC Series A common stock received 0.05 of a share of AMC Series A common stock and each holder of DHC Series B common stock received 0.05 of a share of AMC Series B common stock. The AMC spin-off did not involve the payment of any consideration by the holders of DHC common stock and was structured as a tax free transaction under Sections 368(a) and 355 of the Internal Revenue Code of 1986, as amended. There was no gain or loss related to the spin-off. Subsequent to the AMC spin-off, the companies no longer have any ownership interests in each other and operate independently.

•	On September 17, 2008, immediately following the AMC spin-off, DHC merged with a transitory merger subsidiary of Discovery, with DHC continuing as the surviving entity and as a wholly-owned subsidiary of Discovery. In connection with the merger, each share of DHC Series A common stock was converted into the right to receive 0.50 of a share of Discovery Series A common stock and 0.50 of a share of Discovery Series C common stock. Similarly, each share of DHC Series B common stock was converted into the right to receive 0.50 of a share of Discovery Series B common stock and 0.50 of a share of Discovery Series C common stock.

•	On September 17, 2008, immediately following the exchange of shares between Discovery and DHC, Advance/Newhouse contributed its ownership interests in DCH and Animal Planet to Discovery in exchange for Discovery Series A and Series C convertible preferred stock. The preferred stock is convertible at any time into Discovery common stock representing 33 1 / 3 % of the Discovery common stock issued in connection with the Newhouse Transaction, subject to certain anti-dilution adjustments.
     As a result of the Newhouse Transaction, DHC and DCH became wholly-owned subsidiaries of Discovery, with Discovery becoming the successor reporting entity to DHC.
Changes in Basis of Presentation - Recast
     Certain of the 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. This recast reflects (i) the gross combined financial information of both DHC and DCH as though the Newhouse Transaction was consummated on January 1, 2008, (ii) adjustments to revenues and expenses to exclude amounts for Ascent Media Corporation, Ascent Media Systems & Technology Services, LLC, and Ascent Media CANS, LLC, which were disposed of in September 2008 (refer to Note 4), and (iii) the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“FAS 160”) (refer to Note 2).
Newhouse Transaction
     In accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), as amended, paragraph 11, these condensed consolidated financial statements and notes present the Newhouse Transaction as though it was consummated on

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
January 1, 2008. Accordingly, Discovery’s condensed consolidated financial statements and notes include the gross combined financial results of both DHC and DCH since January 1, 2008, as permitted under U.S. generally accepted accounting principles (“GAAP”).
     Prior to the Newhouse Transaction, DHC accounted for its ownership interest in DCH using the equity method. Accordingly, DHC presented its portion of DCH’s earnings in a separate account in its Statements of Operations. Because the Newhouse Transaction is presented as of January 1, 2008, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 have been recast to include the gross combined revenues and expenses of both DHC and DCH and do not present the portion of DCH’s earnings previously recorded in DHC’s Statements of Operations as equity investee income during the period January 1, 2008 through June 30, 2008. Additionally, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 present a portion of DCH’s earnings as being allocated to Advance/Newhouse for the period January 1, 2008 through June 30, 2008 in a separate account titled Net loss (income) attributable to non-controlling interests.
     Pursuant to FASB Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations (“FTB 85-5”), Discovery accounted for the Newhouse Transaction as a non-substantive merger. Accordingly, the assets and liabilities of DCH and DHC were accounted for at the investors’ historical bases prior to the Newhouse Transaction.
     The condensed consolidated financial statements for the three and six months ended June 30, 2008 reflect certain reclassifications of each company’s financial information to conform to Discovery’s financial statement presentation, as follows:
•	The Condensed Consolidated Statements of Operations have been adjusted to eliminate the portion of DCH’s earnings recorded by DHC using the equity method during the period January 1, 2008 through June 30, 2008.

•	The Condensed Consolidated Statements of Operations have been adjusted to allocate $39 million and $72 million of DCH’s earnings to Advance/Newhouse for the three and six months ended June 30, 2008, respectively, which is recorded as a component of the account titled Net loss (income) attributable to non-controlling interests.

•	Other comprehensive income and Total comprehensive income are reported in the Condensed Consolidated Statements of Equity rather than in the Condensed Consolidated Statements of Operations.

•	DHC’s results, excluding unallocated corporate costs and discontinued operations, have been reported in the Commerce, Education, and Other segment. Unallocated corporate costs are classified in the “Corporate and intersegment eliminations” category.

•	All DHC share and per share data have been adjusted to reflect the exchange with and into Discovery shares, unless otherwise indicated.
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
     The condensed consolidated financial statements should be read in conjunction with the Company’s revised audited consolidated financial statements and notes thereto as of and for the three years ended December 31, 2008, included in Discovery Communications, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on June 16, 2009. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
rights, asset impairments, redeemable interests in subsidiaries, estimating fair value, revenue recognition, depreciation and amortization, share-based compensation, income taxes, and contingencies.
Consolidation and Accounting for Investments
     The condensed consolidated financial statements include the accounts of Discovery, all majority-owned subsidiaries in which a controlling interest is maintained, and variable interest entities (“VIE”) for which the Company is the primary beneficiary. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights. The Company applies the guidelines set forth in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), in evaluating whether it has interests in VIEs and in determining whether to consolidate any such entities. All significant inter-company accounts and transactions between consolidated companies have been eliminated in consolidation.
     The Company’s foreign subsidiaries’ assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting asset and liability translation adjustments are included as a separate component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. Inter-company accounts of a trading nature are revalued at exchange rates in effect at each month end and are included as part of operating income in the Condensed Consolidated Statements of Operations.
     Investments in entities of 20% to 50%, without a controlling interest, and other investments over which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. Investments in entities of less than 20% over which the Company has no significant influence are accounted for at fair value or using the cost method.
Subsequent Events
     The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 4, 2009. No material subsequent events have occurred since June 30, 2009 that should be recorded or disclosed to keep the condensed consolidated financial statements from being misleading.
2. RECENTLY ISSUED ACCOUNTING AND REPORTING PRONOUNCEMENTS
Accounting and Reporting Pronouncements Adopted
Subsequent Events
     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 requires disclosure of the date through which an entity has evaluated subsequent events, which for Discovery is the date the financial statements were issued. Effective June 30, 2009, the Company adopted the provisions of FAS 165, which are being applied prospectively. The adoption of FAS 165 did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by FAS 165 are included in Note 1.
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in interim financial statements in addition to annual financial statements. Effective June 30, 2009, the Company adopted the interim disclosure requirements of FSP No. 107-1 and APB 28-1, which are being applied prospectively. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by FSP 107-1 and APB 28-1 are included in various notes to the consolidated financial statements.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The provisions of FSP EITF 03-6-1 became effective for the Company on January 1, 2009. This FSP provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share retrospectively to all prior-period earnings per share computations. The adoption of FSP EITF 03-6-1 did not impact the Company’s computation of earnings per share for the periods presented.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
acquired on or subsequent to the effective date. The Company’s policy is to expense costs incurred to contractually renew or extend the terms of its intangible assets. The adoption of FSP 142-3 did not impact the Company’s consolidated financial statements.
Disclosures about Derivative Investments and Hedging Activities
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to include information about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of FAS 161 effective January 1, 2009, which are being applied prospectively. The adoption of FAS 161 did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by FAS 161 are included in Note 9.
Non-controlling Interests
     In December 2007, the FASB issued FAS 160, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires that non-controlling interests be reported within the equity section of the balance sheet and that the amounts of consolidated net income or loss and consolidated comprehensive income or loss attributable to the parent company and the non-controlling interests are clearly presented separately in the consolidated financial statements. Also, pursuant to FAS 160, where appropriate, losses will be allocated to non-controlling interests even when that allocation may result in a deficit balance. Effective January 1, 2009, the Company adopted the provisions of FAS 160, which are being applied prospectively, except for the presentation and disclosure requirements, which are being applied retrospectively to all periods presented. Upon adoption of FAS 160, non-controlling interests of $25 million as of December 31, 2008 have been reclassified from Other noncurrent liabilities to Equity attributable to non-controlling interests in the equity section of the Condensed Consolidated Balance Sheets. Additionally, $39 million and $79 million previously recorded as Minority interests, net of tax for the three and six months ended June 30, 2008 has been reclassified to Net income attributable to non-controlling interests and excluded from the caption Net income in the Condensed Consolidated Statements of Operations. The computation of earnings per share for all prior periods is not impacted.
Business Combinations
     In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141R”), which requires, among other matters, that companies expense business acquisition transaction costs; record an asset for in-process research and development; record at fair value amounts for contingencies, including contingent consideration, as of the purchase date with subsequent adjustments recognized in operating results; recognize decreases in valuation allowances on acquired deferred tax assets in operating results, which are considered to be subsequent changes in consideration and are recorded as decreases in goodwill; and measure at fair value any non-controlling interest in the acquired entity. Effective January 1, 2009, the Company adopted the provisions of FAS 141R, which are being applied prospectively to new business combinations consummated on or subsequent to the effective date. While FAS 141R applies to new business acquisitions consummated on or subsequent to the effective date, the amendments to FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), with respect to deferred tax valuation allowances and liabilities for income tax uncertainties, applies to changes in deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business acquisitions. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”), which amends and clarifies the accounting, recording and measurement of certain contingent assets acquired and liabilities assumed in a business combination. The provisions of FSP 141R-1 were effective immediately and required to be applied retrospectively to business combinations that occurred on or after January 1, 2009. The initial adoption of FAS 141R and FSP 141R-1, effective January 1, 2009, did not impact the Company’s consolidated financial statements. Generally, the impact of FAS 141R will depend on future acquisitions.
Accounting for Collaborative Arrangements
     In December 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity, such as an agreement to co-produce and distribute programming with another media company. Effective January 1, 2009, the Company adopted the provisions of EITF 07-1, which are being applied retrospectively to all periods presented for all collaborative arrangements as of the effective date. The adoption of EITF 07-1 did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by EITF 07-1 are included in Note 6.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
Fair Value Measurements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and expands the required disclosures about fair value measurement. The provisions of FAS 157 related to financial assets and liabilities as well as nonfinancial assets and liabilities carried at fair value on a recurring basis were adopted prospectively on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of FAS 157 for non-recurring measurements of non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Effective January 1, 2009, the Company adopted the provisions of FAS 157 related to non-financial assets and liabilities measured at fair value on a non-recurring basis, which are being applied prospectively. The adoption of FAS 157 for non-recurring measurements of non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by FAS 157 are included in Note 5.
Accounting and Reporting Pronouncements Not Yet Adopted
Consolidation of Variable Interest Entities
     In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which amends certain requirements of FIN 46R. Among other matters, FAS 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; amends FIN 46R’s consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances; amends certain guidance in FIN 46R for determining whether an entity is a VIE, which may change an entity’s assessment of which entities with which it is involved are VIEs; requires continuous assessments of whether an entity is the primary beneficiary of a VIE; and requires enhanced disclosures about an entity’s involvement with a VIE. In general, the disclosure requirements are consistent with the provisions of FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The provisions of FAS 167 will be effective for Discovery on January 1, 2010, and will be applied retrospectively to all periods presented. The Company is currently evaluating the impact that the provisions of FAS 167 will have on its consolidated financial statements.
3. VARIABLE INTEREST ENTITIES
     Discovery holds investments in multiple ventures, most of which were determined to be variable interest entities. The following table provides a list of investments in variable interest entities as of June 30, 2009 and the method of accounting.

	Percentage of	Accounting
	Ownership	Method
Ventures with the British Broadcasting Corporation:
JV Programs, LLC (“JVP”)	50%	Consolidated
Joint Venture Network, LLC (“JVN”)	50%	Consolidated
Animal Planet Europe	50%	Consolidated
Animal Planet Latin America	50%	Consolidated
People+Arts Latin America	50%	Consolidated
Animal Planet Asia	50%	Consolidated
Animal Planet Japan	33%	Consolidated

Other ventures:
Oprah Winfrey Network	50%	Consolidated
DHJV Company LLC (“Hasbro – Discovery Joint Venture”)	50%	Equity Method
     For consolidated ventures, during the three months ended June 30, 2009, $6 million of net losses generated by the ventures was allocated to other venture partners. Approximately $2 million and $7 million of net income generated by the ventures was allocated to other venture partners during the six months ended June 30, 2009 and 2008, respectively. Amounts allocated to other venture partners are recorded in Net loss (income) attributable to non-controlling interests in the Condensed Consolidated Statements of Operations.
Ventures with the British Broadcasting Corporation
     The Company and the British Broadcasting Corporation (“BBC”) formed several cable and satellite television network ventures, other than JVN, to produce and acquire factual-based content. The JVN venture was formed to provide debt funding to the other ventures. In addition to its own funding requirements, Discovery has assumed the BBC’s funding requirements, giving the Company

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
preferential cash distribution for these joint ventures. The equity interests of the ventures owned by the BBC are reported as non-controlling interests. No cumulative operating losses generated by the ventures were allocated to the BBC’s non-controlling interests. In accordance with the venture arrangement, no losses can be allocated to the BBC in excess of distributable cash to the BBC for each joint venture.
     Pursuant to the venture agreements, the BBC has the right to require the Company to purchase the BBC’s interests in the People+Arts Latin America venture and the Animal Planet ventures if certain conditions are not met. Additional information regarding the BBC’s put right is disclosed in Note 10.
Oprah Winfrey Network
     Discovery formed a 50-50 joint venture with Oprah Winfrey and Harpo, Inc. (“Harpo”) to rebrand Discovery Health Channel as OWN: The Oprah Winfrey Network (“OWN Network”), which was consummated on July 23, 2008. It is expected that Discovery Health Channel will be rebranded as the OWN Network in early 2010. Pursuant to the arrangement, Discovery will contribute its interest in the Discovery Health Channel and certain DiscoveryHealth.com content and Harpo will contribute the Oprah.com website (which will serve as the platform for the venture website) and certain Oprah.com content. Discovery and Harpo are required to make these contributions on the launch date unless it is mutually agreed that certain contributions will be made prior to the launch date for the benefit of the venture. The equity interests of the OWN Network owned by Harpo are reported as non-controlling interests.
     Pursuant to the venture agreement, Discovery is committed to loan up to $100 million to the venture through September 30, 2011 to fund operations, of which $18 million has been funded through June 30, 2009. The Company anticipates that a significant portion of the $100 million funding obligation will occur in 2009. To the extent funding the joint venture in excess of $100 million is necessary, the Company may provide additional funds through a member loan or require the venture to seek third party financing. Discovery expects to recoup the entire amount contributed in future periods provided that the joint venture is profitable and has sufficient funds to repay the Company.
     Pursuant to the venture agreement, Harpo has the right to require the Company to purchase its interest in the OWN Network venture if certain conditions are not met. Additional information regarding Harpo’s put right is disclosed in Note 10.
Hasbro-Discovery Joint Venture
     On May 22, 2009, Discovery and Hasbro, Inc. (“Hasbro”) formed a 50-50 joint venture that will operate a television network and website dedicated to children’s and family entertainment and educational programming. Hasbro acquired a 50% ownership interest in the joint venture, which will hold the assets related to the Discovery Kids Network (“Discovery Kids”) in the U.S., for which Discovery received consideration of $300 million and a tax receivables agreement collectible over 20 years valued at $57 million. Upon purchase of its ownership interest, Hasbro received a step-up in tax basis for its portion of the joint venture assets. To the extent Hasbro has the ability to amortize this tax basis, it is contractually obligated to share the tax benefit as part of purchase consideration. As part of the transaction, Discovery provided Hasbro a guarantee of performance, valued at less than $1 million. The maximum exposure to loss under this guarantee of performance is below $300 million. The Company believes the likelihood is remote that this performance guarantee could have a material adverse impact on the Company.
     Hasbro and Discovery have equal representation on the joint venture’s board of directors that oversees a management team responsible for programming, scheduling and operations. Programming for the joint venture will include animation, game shows, and live-action series and specials. The TV network and online presence also will include content from Discovery Kids’ existing library. Discovery provides certain advertising sales services, distribution, origination and other operational requirements for the joint venture, while Hasbro provides studio-produced programming and merchandising for intellectual property associated with the network. Hasbro will provide the joint venture with a $125 million licensing revenue guarantee, which is expected to be earned over the licensing term.
     Beginning May 22, 2009, Discovery ceased to consolidate the gross operating results of Discovery Kids. However, as Discovery continues to be involved in the operations of the joint venture, the Company has not presented the financial position, results of operations, and cash flows of Discovery Kids recorded through May 21, 2009 as discontinued operations. The Company’s interest in the joint venture is accounted for using the equity method of accounting, which was initially valued at $357 million. Accordingly, the Company’s consolidated results of operations include the gross operating results of Discovery Kids through May 21, 2009, whereas for subsequent periods Discovery records only its proportionate share of the joint venture’s net operating results.
     In connection with the formation of the joint venture, the Company recognized a gain of $252 million, which included $127 million as a result of “stepping up” its basis for the 50% retained interest in Discovery Kids and $125 million for the sale of 50% of its ownership interest to Hasbro.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
were recorded at the time of the dispositions. The Company has no continuing involvement in the operations of AMSTS or AccentHealth.
     As there is no continuing involvement in the operations of AMC, AMSTS, or AccentHealth, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), revenues and expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 have been adjusted to exclude amounts for these companies. These three companies generated combined revenues of $174 million and $348 million during the three and six months ended June 30, 2008, respectively, as well as net operating income of $2 million, or approximately $0.01 per share, all of which was attributable to Discovery Communications, Inc., for both the three and six months ended June 30, 2008. The combined net operating results were not significant and, therefore, have been recorded as a component of Other non-operating income, net in the Condensed Consolidated Statements of Operations. No gains or losses on these dispositions were recorded in the periods presented. Cash flows from AMC, AMSTS, and AccentHealth have not been segregated as discontinued operations in the Condensed Consolidated Statements of Cash Flows. No interest expense was allocated to discontinued operations for the periods presented herein since there was no debt specifically attributable to discontinued operations or that was required to be repaid following the dispositions.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following tables present information about assets and liabilities measured at fair value on a recurring basis (in millions).

		Fair Value Measurements
		as of June 30, 2009 Using:
		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair Value as of	Identical Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$30	$30	$—	$—
Derivatives (Note 9)	23	—	23	—
Liabilities:
Derivatives (Note 9)	(77)	—	(77)	—
Deferred compensation plan	(30)	—	(30)	—
HSW International, Inc. liability	(4)	—	(4)	—
Redeemable non-controlling interests in subsidiaries (Note 10)	(49)	—	—	(49)

	$(107)	$30	$(88)	$(49)

		Fair Value Measurements
		as of December 31, 2008 Using:
		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair Value as of	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$36	$36	$—	$—
Available-for-sale securities	15	15	—	—
Liabilities:
Derivatives	(112)	—	(112)	—
Deferred compensation plan	(36)	—	(36)	—
HSW International, Inc. liability	(7)	—	(7)	—
Redeemable non-controlling interests in subsidiaries	(49)	—	—	(49)

	$(153)	$51	$(155)	$(49)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit in active markets multiplied by the number of units held without consideration of transaction costs.
     The fair value of derivative instruments, which consist of interest rate and foreign currency hedges, is determined using the published market price of similar instruments with similar maturities and characteristics, interest rate yield curves, and measures of interest rate volatility, adjusted for any terms specific to the asset or liability and nonperformance risk.
     The fair value of the deferred compensation plan liability is determined based on the fair value of the related investments elected by employees.
     The Company owns approximately 23 million shares (or 43%) of HSW International, Inc. (“HSWI”). The investment is accounted for using the equity method. The Company has agreed to either (i) distribute approximately 18 million of the HSWI shares to the former shareholders of HowStuffWorks.com, Inc. (“HSW”), or (ii) sell approximately 18 million of the HSWI shares and distribute substantially all proceeds in excess of $0.37 per share to the former shareholders of HSW. Through September 2008, the fair value of the Company’s liability to the former HSW shareholders was determined using a discounted cash flows analysis. In October 2008, the Company began using a Black-Scholes option pricing model to value the liability.
     The fair value of the redeemable non-controlling interests in subsidiaries is determined based upon the exercise of the BBC put right and an estimate of the proceeds from a hypothetical sale of interests in certain ventures and a distribution of the proceeds to the venture partners based on various rights and preferences. Additional information regarding the redeemable non-controlling interests in subsidiaries is disclosed in Note 10.
     The following table reconciles the beginning and ending balances of Level 3 measurements and identifies the net income the Company recorded (in millions).

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
	Redeemable		Redeemable
	Non-controlling		Non-controlling
	Interests in	HSWI	Interests in
	Subsidiaries	Liability	Subsidiaries
(recast)
Beginning balance	$(49)	$(54)	$(49)
Total gains (losses):
Included in net income	—	11	—
Included in other comprehensive income	—	—	—
Purchases, issuances, settlements, net	—	—	—
Transfers (in) and/or out of Level 3	—	—	—

Ending balance	$(49)	$(43)	$(49)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
	Redeemable		Redeemable
	Non-controlling		Non-controlling
	Interests in	HSWI	Interests in
	Subsidiaries	Liability	Subsidiaries
(recast)
Beginning balance	$(49)	$(54)	$(49)
Total gains (losses):
Included in net income	—	11	—
Included in other comprehensive income	—	—	—
Purchases, issuances, settlements, net	—	—	—
Transfers (in) and/or out of Level 3	—	—	—

Ending balance	$(49)	$(43)	$(49)

     Gains and losses recognized for liabilities valued using significant unobservable inputs were reported as a component of Other non-operating income, net in the Condensed Consolidated Statements of Operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, property and equipment, and equity method investments, are not required to be carried at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances. If certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of historical cost or its fair value.
     The following table presents information about assets measured at fair value on a non-recurring basis (in millions).

		Fair Value Measurements
		as of June 30, 2009 Using:
		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair Value as of	Identical Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Intangible assets	$17	$—	$—	$17
Capitalized software	4	—	—	4

	$21	$—	$—	$21

     In accordance with FAS 144, assets held and used with a carrying amount of $47 million were written down to a fair value of $21 million, resulting in a pretax charge of $26 million. A fair value measurement was required due to a decline in expected future operating results. The fair values were determined by the application of a discounted cash flows model and market based approach. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature. The market approach relied on public information related to certain financial measures. Additional information regarding the fair value measurements is disclosed in Note 7.
6. CONTENT RIGHTS
     The following table presents a summary of the components of content rights (in millions).

	June 30,	December 31,
	2009	2008
Produced content rights:
Completed	$1,738	$1,420
In-production	271	270
Co-produced content rights:
Completed	429	462
In-production	71	63
Licensed content rights:
Acquired	249	218
Prepaid	12	17

Content rights, at cost	2,770	2,450
Accumulated amortization	(1,462)	(1,214)

Content rights, net	1,308	1,236
Current portion	(78)	(73)

Noncurrent portion	$1,230	$1,163

     For the three and six months ended June 30, 2009, the Company recorded amortization expense related to content rights of $172 million and $339 million, respectively. Amortization expense related to content rights was $161 million and $315 million for the three and six months ended June 30, 2008, respectively. Amortization expense was recorded as a component of Costs of revenues in the Condensed Consolidated Statements of Operations. Amortization expense for the three and six months ended June 30, 2009 included charges of $17 million and $26 million, respectively, related to the decision not to proceed with certain completed and in-process content at the Company’s U.S. Networks and International Networks segments. Amortization expense for the three and six months ended June 30, 2008 included charges of $14 million and $15 million, respectively, related to the decision not to proceed with certain completed and in-process content at the Company’s U.S. Networks and International Networks segments. The charges were the result of management evaluating the Company’s programming portfolio assets and concluding that certain programming was no longer aligned with the Company’s strategy and would no longer be aired.

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
     The Company capitalizes the net cost of co-productions and amortizes them in accordance with its content amortization policy. The Company’s policy is to record cash receipts for distribution, advertising and royalty revenue that result from the use of co-produced content as gross revenue in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company generally does not allocate revenue to specific content rights, and there were no royalty revenues or expenses associated with co-production partners during the three and six month periods ended June 30, 2009 and 2008. For the three and six month periods ended June 30, 2009, participation costs of $35 million and $59 million were capitalized as part of co-production content, which included payments of $11 million and $14 million to a co-production partner that is consolidated. Participation costs of $23 million and $39 million were capitalized as a component of co-production content for the three and six month periods ended June 30, 2008, respectively, which include payments of $3 million and $4 million to a consolidated co-production partner.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
     The following table presents a summary of the Company’s goodwill by reportable segment (in millions).

			Commerce,
	U. S.	International	Education,
	Networks	Networks	and Other	Total
Balance as of December 31, 2008	$5,569	$1,273	$49	$6,891
Disposition	(437)	—	—	(437)
Purchase accounting adjustment	(18)	—	—	(18)
Foreign currency translation adjustments	—	3	—	3

Balance as of June 30, 2009	$5,114	$1,276	$49	$6,439

     Goodwill decreased $452 million during the six months ended June 30, 2009. The decrease was primarily attributable to Discovery Kids disposition and an adjustment to the purchase price for the acquisition of HSW.
     As disclosed in Note 3, in May 2009 Discovery and Hasbro formed a joint venture that will operate a television network and website to deliver children’s and family entertainment and educational programming. In connection with the formation of the joint venture, the Company transferred Discovery Kids to the venture, which was previously a component of the Other U.S. Networks reporting unit. For its contribution, the Company received a 50% ownership interest in the joint venture and Hasbro acquired the remaining 50% ownership interest for $357 million. It was determined that Discovery Kids met the definition of a business under FAS 141R and, therefore, the Company allocated $437 million of the Other U.S. Networks reporting unit goodwill to Discovery Kids pursuant to FAS 142. The allocation of goodwill was based on the relative fair values of Discovery Kids and the portion of the Other U.S. Networks reporting unit that was retained.
     During the quarter ended June 30, 2009, the Company reversed a deferred tax liability for losses incurred for other than temporary declines during 2008 in the value of the equity investment in HSWI, which resulted in an $18 million reduction of goodwill.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
Intangible Assets
     The following table presents a list of the gross carrying value of the Company’s intangible assets and related accumulated amortization by major category (in millions, except years).

	Weighted Average	June 30, 2009			December 31, 2008
	Amortization Period		Accumulated			Accumulated
	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Trademarks	6	$33	$(13)	$20	$55	$(23)	$32
Customer lists	25	528	(54)	474	611	(107)	504
Other	5	4	(1)	3	36	(24)	12

Total		565	(68)	497	702	(154)	548
Intangible assets not subject to amortization:
Trademarks		168	—	168	168	—	168

Total		$733	$(68)	$665	$870	$(154)	$716

     Intangible assets, net decreased $51 million during the six months ended June 30, 2009 due primarily to amortization expense and noncash impairment charges. Excluding impairment charges, amortization expense related to intangible assets was $14 million and $24 million during the three months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, amortization expense related to intangible assets, excluding impairment charges, was $28 million and $46 million, respectively.
     The following table presents the Company’s estimate of its aggregate annual amortization expense for intangible assets subject to amortization for the remainder of 2009 and each of the succeeding four years based on the amount of intangible assets as of June 30, 2009 (in millions).

	July 1, 2009 —
	December 31, 2009	2010	2011	2012	2013	Thereafter
Amortization expense	$21	$41	$31	$28	$26	$350

     The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions, or impairments.
Impairments
     As disclosed in Note 3, Discovery sold a 50% interest in Discovery Kids, which was determined to be a business under FAS 141R. As a result, the Company was required to allocate goodwill to Discovery Kids based on the relative fair values of Discovery Kids and the remaining portion of the Other U.S. Networks reporting unit. Additionally, the Company tested goodwill and long lived assets, including definite lived intangible assets, for impairment under FAS 142 and FAS 144, respectively, for the remaining portion of the Other U.S. Networks reporting unit as of June 30, 2009.
     The Company used the purchase consideration provided by Hasbro to determine the fair value of Discovery Kids. In determining the fair value of the portion of the reporting unit remaining, the Company used a discounted cash flows (“DCF”) model and market based approach. The significant assumptions used in the DCF models to determine the fair value of the remaining components of the Other U.S. Networks reporting unit were generally consistent with those used during 2008, except that the expected cash flows of certain components declined causing long-term growth rates to increase slightly. The market approach relied on public information and involves the exercise of judgment in identifying the relevant comparable company market multiples. The Company multiplied certain financial measures of the Other U.S. networks reporting unit by the market multiples identified in determining the estimated fair value. Based on a decline in expected future operating performance and market multiples for certain asset groups of the Other U.S. Networks reporting unit, the carrying values of certain definite lived intangible assets and capitalized software exceeded their fair values. Accordingly, the Company recorded impairment charges of $17 million and $3 million related to certain definite lived intangible assets and capitalized software, respectively, of the Other U.S. Networks reporting unit. Despite the decline in fair value of the definite lived intangible assets and capitalized software for certain asset groups, the overall fair value of the Other U.S. Networks reporting unit exceeds its carrying amount and, therefore, goodwill of the reporting unit is not impaired. A hypothetical 20% reduction in fair value of the Other U.S. Networks reporting unit would result in carrying value of its goodwill exceeding fair value by 1%.
     In addition to the above tests, it was determined that the expected future operating performance for one of the asset groups in the Europe (excluding the U.K.), Middle East and Africa (“EMEA”) reporting unit was lower than expected. As a result, the Company tested long lived assets, including definite lived intangible assets, for impairment. The Company used a DCF model to estimate fair value. The DCF model utilized projected financial results, which were generally below those used during 2008. Based on the decline in expected future operating performance, it was determined that the carrying value of certain definite lived intangible assets exceeded their fair values. Accordingly, the Company recorded an impairment charge of $6 million at the EMEA reporting unit. Despite the decline in fair value of the definite lived intangible assets, the overall fair value of the EMEA reporting unit exceeds its carrying amount and, therefore, goodwill of the reporting unit is not impaired.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     Except for the interim impairment tests discussed above, no other interim impairment analyses of the Company’s goodwill or intangible assets have been required in 2009.
8. DEBT
     The following table presents our outstanding debt by instrument type (in millions).

	June 30,	December 31,
	2009	2008
$1.0 billion Term Loan A, due quarterly December 2008 to October 2010	$428	$938
$1.5 billion Term Loan B, due quarterly September 2007 to May 2014	1,470	1,478
$500 million Term Loan C, due quarterly June 2009 to May 2014	499	—
$1.6 billion Revolving Loan, due October 2010	—	315
7.45% Senior Notes, semi-annual interest, due September 2009	55	55
8.37% Senior Notes, semi-annual interest, due March 2011	220	220
8.13% Senior Notes, semi-annual interest, due September 2012	235	235
Floating Rate Senior Notes, semi-annual interest, due December 2012 (2.0% at June 30, 2009 and 3.3% at December 31, 2008)	90	90
6.01% Senior Notes, semi-annual interest, due December 2015	390	390
Obligations under capital leases	98	67
Other notes payable	1	1

Total debt outstanding	3,486	3,789
Unamortized discount	(12)	—

Total debt outstanding, net	3,474	3,789
Current portion	(421)	(458)

Long-term debt	$3,053	$3,331

     In May 2009, DCH, a wholly-owned subsidiary of the Company, entered into Credit Agreement Supplement No. 1 (“Term Loan C”) to its Term Loan B with Bank of America N.A. (as administrative agent and lender). Pursuant to Term Loan C, DCH incurred $500 million of indebtedness, which matures on May 14, 2014. The Term Loan C indebtedness is repayable in equal quarterly installments of $1.25 million (totaling 1% annually) beginning June 30, 2009 through March 31, 2014, with the balance due on the maturity date and bears interest at an initial rate of LIBOR plus an applicable margin of 3.25% and a LIBOR floor of 2.00%, which was 5.25% at June 30, 2009. Approximately $162 million and $315 million of the net proceeds from Term Loan C were used to repay outstanding indebtedness under the Term Loan A and the Revolving Loan, respectively. The Company capitalized approximately $10 million of deferred financing costs as a result of this transaction. From May 14, 2009 through June 30, 2009, the weighted average effective interest rate for Term Loan C was 6.03%.
     Discovery’s $1.5 billion Term Loan B and $500 million Term Loan C are each secured by the assets of DCH, excluding assets held by DCH’s subsidiaries. The remaining Term Loan A, Revolving Loans and Senior Notes are unsecured.
     The following table presents a summary of scheduled and estimated debt payments excluding capital lease obligations and other notes payable for the remainder of 2009 and each of the succeeding four years based on the amount of debt outstanding as of June 30, 2009 (in millions).

	July 1, 2009 —
	December 31, 2009	2010	2011	2012	2013	Thereafter
Long-term debt payments	$197	$316	$240	$345	$20	$2,269

     The Company uses derivative instruments to modify its exposure to interest rate fluctuations on its debt. The Term Loans, Revolving Loan, and Senior Notes contain covenants that require the Company to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, borrowing level, mergers, and purchases of capital stock, assets, and investments. The Company was in compliance with all debt covenants as of June 30, 2009 and December 31, 2008.
Fair Value of Debt
     The fair value of the Company’s borrowings was $3.4 billion at both June 30, 2009 and December 31, 2008, respectively, which was estimated based on current market rates and credit pricing for similar debt types and maturities.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
9. DERIVATIVE FINANCIAL INSTRUMENTS
     The Company uses derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not hold or enter into financial instruments for speculative trading purposes.
     The Company’s interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate swaps, are used to modify this exposure. The majority of the Company’s debt is variable rate and the Company uses derivatives to effectively fix the amount of interest paid. The variable to fixed interest rate instruments are based on the three-month LIBOR rate and have a total notional amount of $2.3 billion and have a weighted average interest rate of 4.68% at June 30, 2009. The fixed to variable interest rate agreements have a total notional amount of $50 million and have a weighted average interest rate of 5.82% at June 30, 2009. In addition, the Company has forward starting variable to fixed interest rate instruments with a total notional amount of $860 million and a weighted average interest rate of 2.60% at June 30, 2009.
     On January 29, 2009, the Company entered into two $100 million forward starting swaps with fixed pay rates of 2.94% and 2.93%, receiving the three-month LIBOR rate, starting June 30, 2010 and maturing on March 31, 2014. On March 18, 2009, the Company entered into a $50 million forward starting swap with a fixed pay rate of 2.75%, receiving the three-month LIBOR rate, starting June 30, 2010 and maturing on March 31, 2014. On March 4, 2009, the Company terminated an unexercised interest rate swap put with a notional amount of $25 million. On May 13, 2009, the Company entered into a $50 million forward starting swap with a fixed pay rate of 2.93%, receiving the three month LIBOR rate, starting June 30, 2010 and maturing on March 31, 2014.
     Of the total notional amount of $3.2 billion in interest rate derivatives, a notional amount of $2.3 billion of these derivative instruments are highly effective cash flow hedges as of June 30, 2009. The change in the fair value of derivatives designated as hedging instruments is reported as a component of Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Should any portion of these instruments become ineffective due to a restructuring in the Company’s debt, the monthly changes in fair value would be reported as a component of Other non-operating income, net on the Condensed Consolidated Statements of Operations. The Company does not expect material hedge ineffectiveness in the next twelve months. The remaining $860 million in interest rate derivatives have not been designated for hedge accounting under FAS 133. The change in the fair value of derivatives not designated as hedging instruments is reported as component of Other non-operating income, net on the Condensed Consolidated Statements of Operations. The company presents all derivative fair values on a gross basis on the Condensed Consolidated Balance Sheets because the derivative contracts do not allow for netting of payments.
     The foreign exchange instruments used to hedge foreign currency fluctuations for our non-U.S. operations are spot, forward, and option contracts. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At June 30, 2009, the notional amount of foreign exchange derivative contracts was $3 million. These derivative instruments have not been designated for hedge accounting under FAS 133.
     The following tables present the notional amount and fair value of the Company’s derivatives as of June 30, 2009 (in millions).

		Asset Derivatives
	Balance Sheet Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	$860	$20

Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	50	3

Total asset derivatives		$910	$23

		Liability Derivatives
	Balance Sheet Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current liabilities	$1,460	$47

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	3	—
Interest rate contracts	Other current liabilities	435	8
Interest rate contracts	Other noncurrent liabilities	375	22

Total		813	30

Total liability derivatives		$2,273	$77

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     The following table presents the impact of derivative instruments on the Condensed Consolidated Statement of Operations for the Company’s derivatives in cash flow hedging relationships, all of which are interest rate contracts, for the three and six months ended June 30, 2009 (in millions).

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Amount recognized in Other comprehensive income (loss), gross of tax	$24	$17
Amount reclassified from Accumulated other comprehensive loss into Interest expense	$(13)	$(25)
Amount excluded from effectiveness testing and recorded as Other non-operating income, net	$(1)	$—
     Gain (loss) from changes in fair values of derivatives that are not designated as hedges are recognized as a component of Other non-operating income, net. The following table presents the impact of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 (in millions).

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Interest rate contracts	$4	$9
Foreign exchange contracts	(5)	—

Total	$(1)	$9

Credit-Risk-Related Contingencies
     Certain of the Company’s derivative instruments contain credit-risk related contingent features, such as requirements that the Company comply with its credit agreements and cross-default provisions under which the Company will be in default upon the occurrence of certain cross-default events, such as failure to make payments when due in respect to any indebtedness exceeding certain threshold amounts. If the Company were to trigger any of these provisions, the derivative contracts would be in default and the counterparties could request immediate settlement on all of their outstanding derivative contracts with the Company. As of June 30, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position was $77 million.
10. REDEEMABLE NON-CONTROLLING INTERESTS IN SUBSIDIARIES
People+Arts Latin America and Animal Planet Channel Group
     As disclosed in Note 3, Discovery and the BBC have formed several cable and satellite television network joint ventures to develop and distribute programming content. Under certain terms outlined in the contract, the BBC has the right every three years, commencing December 31, 2002, to put to the Company its interests in (i) People+Arts Latin America, and/or (ii) certain Animal Planet channels outside of the U.S. (the “Channel Groups”), in each case for a value determined by a specified formula. In January 2009, the BBC requested that a determination be made whether such conditions have occurred with respect to both Channel Groups as of December 31, 2008. The contractual redemption value is based upon the exercise of the BBC put right and an estimate of the proceeds from a hypothetical sale of the Channel Groups and a distribution of the proceeds to the venture partners based on various rights and preferences. As the Company has funded all operations from inception of the ventures through December 31, 2008, the Company believes that it has accumulated rights and preferences in excess of the fair market value of the Channel Groups. However, due to the complexities of the redemption formula, the Company has accrued the non-controlling redeemable interests to an estimated negotiated value of $49 million as of both June 30, 2009 and December 31, 2008. Changes in the assumptions used to estimate the redemption value could materially impact current estimates. The Company recorded no accretion to the redemption value during the three and six months ended June 30, 2009 and 2008.
OWN Network
     As disclosed in Note 3, Discovery and Harpo formed a venture to rebrand Discovery Health Channel as OWN: The Oprah Winfrey Network. Pursuant to the venture agreement, Discovery provided a put right to Harpo which is exercisable on four separate put exercise dates within 12.5 years of the venture’s formation date. The put arrangement provides Harpo with the right to require Discovery to purchase its 50% ownership interest at fair market value up to a maximum put amount. The maximum put amount ranges between $100 million on the first put exercise date up to $400 million on the fourth put exercise date. As of June 30, 2009, no amounts have been recorded for this put right as the Company has not yet contributed its interest in Discovery Health Channel and Harpo has not yet contributed the Oprah.com website to the OWN Network venture.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
11. OTHER COMPREHENSIVE INCOME (LOSS)
     The following tables summarize the tax effects related to each component of Other comprehensive income (loss) (in millions).

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Before-tax	Tax Benefit	Net-of-tax	Before-tax	Tax Benefit	Net-of-tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
					(recast)
Foreign currency translation adjustments	$62	$(23)	$39	$(1)	$1	$—
Unrealized gains (losses) on securities and derivative instruments, net	32	(11)	21	12	(5)	7

Other comprehensive income (loss)	$94	$(34)	$60	$11	$(4)	$7

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Before-tax	Tax Benefit	Net-of-tax	Before-tax	Tax Benefit	Net-of-tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
					(recast)
Foreign currency translation adjustments	$45	$(16)	$29	$6	$(2)	$4
Unrealized gains (losses) on securities and derivative instruments, net	37	(13)	24	(2)	1	(1)

Other comprehensive income (loss)	$82	$(29)	$53	$4	$(1)	$3

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
     Prior to September 18, 2008, DHC maintained the Discovery Holding Company 2005 Incentive Plan, the Discovery Holding Company 2005 Non-Employee Director Incentive Plan (collectively the “Incentive Plans”), and the Discovery Holding Company Transitional Stock Adjustment Plan (the “Transitional Plan”). There are outstanding awards under the Transitional Plan, but the Company has no ability to issue new awards under this plan. The Company grants awards to its employees and non-employee directors under the Incentive Plans, which may include stock options, restricted shares, restricted stock units, stock appreciation rights (“SARs”), and cash awards that are subject to the provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123R”). Most awards previously granted by DHC under these plans that were outstanding at the time of the Newhouse Transaction were fully vested and were converted into securities of Discovery in connection with the Newhouse Transaction. The Incentive Plans and the Transitional Plan continue to exist subsequent to the Newhouse Transaction.
DAP Plan
     The DAP Plan awards consist of a number of units which represent an equivalent number of shares of common stock with a base price established by the Company. Although the DAP Plan was a DCH plan through September 17, 2008, the value of the unit awards was based on the price of DHC’s Series A common stock. As the unit awards were indexed to the stock of another entity, DCH accounted for the unit awards as derivatives pursuant to FAS 133. Accordingly, DCH remeasured the fair value of outstanding unit awards each reporting period until settlement. Compensation expense, including the change in fair value, was attributed using the straight-line method during the vesting period. Changes in the fair value of the unit awards that occurred subsequent to the vesting period were recorded as adjustments to compensation costs in the period in which the change occurred.
     In connection with the Newhouse Transaction, effective September 18, 2008, the DAP Plan was amended such that outstanding unit awards and new unit awards granted under that plan are based on Discovery’s Series A common stock. Accordingly, beginning on September 18, 2008, outstanding unit awards and new unit awards granted under the DAP Plan have been accounted for pursuant to the provisions of FAS 123R. Because the unit awards are cash settled they are considered liability instruments under FAS 123R. Therefore, the Company continues to remeasure the fair value of outstanding unit awards each reporting period until settlement. Compensation expense, including the change in fair value, is attributed using the straight-line method during the vesting period. Changes in the fair value of the unit awards that occur subsequent to the vesting period are recorded as adjustments to compensation costs in the period in which the change occurs. The Company does not intend to grant additional cash-settled unit awards, except as may be required by contract.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     Unit awards vest in 25% increments each year over a four year period from the grant date. Additionally, upon voluntary termination of employment, the Company distributes 100% of vested unit benefits if employees agree to certain contractual provisions.
     The fair value of each unit award granted under the DAP Plan is determined using the Black-Scholes option-pricing model. The following table presents a summary of the weighted average assumptions used to determine the fair value of each unit award as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
Risk-free interest rate	0.82%	0.56%
Expected term (years)	1.23	1.38
Expected volatility	57.38%	37.89%
Dividend yield	—	—
     A summary of the unit awards activity for the six months ended June 30, 2009 is presented below (in millions, except price and years).

			Weighted Average
	Unit	Weighted Average	Contractual Life	Aggregate
	Awards	Grant Price	(years)	Intrinsic Value
Outstanding as of December 31, 2008	20.0	$18.95
Granted	1.6	$14.46
Exercised	(3.4)	$17.27
Forfeited	(0.8)	$19.61

Outstanding as of June 30, 2009	17.4	$18.84	1.23	$82.2

Exercisable as of June 30, 2009	0.1	$21.64	1.92	$0.2

     The Company made cash payments totaling $3 million and $18 million, respectively, during the six months ended June 30, 2009 and 2008 to settle vested unit awards issued under the DAP Plan.
Incentive Plans
Stock Options
     Stock options are granted with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, stock options vest either in 33 1 / 3 % increments each year over three years or in 25% increments each year over a four year period beginning one year after the grant date and expire three to ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Incentive Plans or after reaching a specified age and years of service.
     The fair value of each stock option granted under the Incentive Plans is determined using the Black-Scholes option-pricing model. The following table presents a summary of the weighted average assumptions used to determine the grant date fair value of stock options awarded during the six months ended June 30, 2009.

Six Months
Ended
June 30, 2009
Risk-free interest rate	1.55%
Expected term (years)	3.30
Expected volatility	46.52%
Dividend yield	—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
     A summary of option activity for the six months ended June 30, 2009 is presented below (in millions, except price and years).

			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(years)	Intrinsic Value
Outstanding as of December 31, 2008	10.9	$14.47
Granted	8.1	$15.51
Exercised	(0.5)	$12.92
Forfeited	(0.1)	$14.68

Outstanding as of June 30, 2009	18.4	$15.36	5.52	$136.0

Exercisable as of June 30, 2009	2.7	$14.06	2.96	$19.9

     The weighted-average fair value of each stock option granted during the six months ended June 30, 2009 was $5.34 per option.
Stock Appreciation Rights
     SARs are granted with exercise prices equal to the fair market value at the date of grant. SARs entitle the recipient to receive a payment in cash equal to the excess value of the stock over the base price specified in the grant. Most SAR grants consist of two separate vesting tranches with the first tranche that vested 100% on March 15, 2009 and the second tranche vesting 100% on March 15, 2010. The first tranche expires one year after vesting. All SARs in the second tranche will be automatically exercised on March 15, 2010. Upon vesting, grantees may exercise the SARs included in the first tranche at any time prior to March 15, 2010.
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
     The fair value of each SAR granted under the Incentive Plans is determined using the Black-Scholes option-pricing model. The following table presents a summary of the weighted-average assumptions used to determine the fair value of each SAR as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
Risk-free interest rate	0.58%	0.37%
Expected term (years)	0.76	1.20
Expected volatility	66.06%	39.89%
Dividend yield	—	—
     A summary of SAR activity for the six months ended June 30, 2009 is presented below (in millions, except price and years).

			Weighted Average
		Weighted Average	Contractual Life	Aggregate
	SARs	Grant Price	(years)	Intrinsic Value
Outstanding as of December 31, 2008	5.5	$14.40
Granted	0.7	$14.79
Exercised	(1.7)	$14.46
Forfeited	(0.3)	$14.48

Outstanding as of June 30, 2009	4.2	$14.44	0.76	$33.9

Exercisable as of June 30, 2009	1.3	$14.39	0.71	$10.7

Share-Based Compensation Expense
     The following table presents a summary of shared-based compensation expense and the related tax expense, by award type, recognized by the Company during the three and six months ended June 30, 2009 and 2008 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(recast)		(recast)
Stock options	$7	$1	$12	$1
Stock appreciation rights	20	—	33	—
HSW Plan	2	1	1	6
DAP award units	32	53	52	12

Total impact on operating income	$61	$55	$98	$19

Tax benefit recognized	$22	$28	$36	$10

     Compensation expense associated with all share based awards is recorded as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company classifies as a current liability the intrinsic value of

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
DAP unit awards and stock appreciation rights that are vested or will become vested within one year. The intrinsic value of DAP unit awards that were classified as a current liability at June 30, 2009 and December 31, 2008 was $44 million and $4 million, respectively. The intrinsic value of stock appreciation rights that were classified as a current liability at June 30, 2009 and December 31, 2008 was $31 million and $1 million, respectively.
13. EXIT AND RESTRUCTURING CHARGES
     The following table presents a summary of the Company’s exit and restructuring costs expensed, by segment, for the three and six months ended June 30, 2008 and 2009 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(recast)		(recast)
U.S. Networks	$7	$—	$7	$—
International Networks	3	—	4	—
Commerce, Education, and Other	1	4	1	4
Corporate	3	—	5	—

Total exit and restructuring charges	$14	$4	$17	$4

     The following table presents a summary of changes in the Company’s liability with respect to exit and restructuring costs during the three and six months ended June 30, 2009 (in millions).

		Employee
	Contract	Relocations/
	Termination Costs	Terminations	Total
Liability as of December 31, 2008	$6	$18	$24
Net accruals	—	3	3
Cash paid	(1)	(10)	(11)

Remaining liability as of March 31, 2009	$5	$11	$16
Net accruals	2	12	14
Cash paid	(1)	(6)	(7)

Remaining liability as of June 30, 2009	$6	$17	$23

     The Company reorganized portions of its operations to better align its organizational structure with the Company’s strategic priorities and to reduce its cost structure, which resulted in exit and restructuring charges primarily for changes in management structure and employee terminations. As of June 30, 2009, exit and restructuring related accruals expected to be paid within one year totaling $20 million were classified as a component of Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. The Company does not expect to incur a significant amount of additional costs with respect to these particular activities.
14. INCOME TAXES
     The provisions for income taxes were $267 million and $337 million for the three and six months ended June 30, 2009, respectively, and $82 million and $192 million for the three and six months ended June 30, 2008. The effective tax rates were 60% and 53% for the three and six months ended June 30, 2009, respectively, and 50% and 55% for the three and six months ended June 30, 2008. The effective tax rate for the three and six months ended June 30, 2009 differed from the federal statutory rate of 35% due primarily to the permanent difference on the $125 million gain from the sale of 50% of the Company’s ownership interest in Discovery Kids, the $127 million gain as a result of “stepping up” the Company’s basis for the 50% retained interest in Discovery Kids, and to a lesser extent state income taxes. Discovery did not record a deferred tax liability of $48 million with respect to the portion of the outside basis in the Hasbro-Discovery venture attributable to nondeductible goodwill. The increases were partially offset by the release of a valuation allowance of $12 million on a previously recorded capital loss.
     The effective tax rate for the three and six months ended June 30, 2008 differed from the federal statutory rate of 35% principally due to the presentation of the Newhouse Transaction as though it was consummated on January 1, 2008 in accordance with ARB 51. Accordingly, Discovery’s condensed consolidated financial statements and notes include the gross combined financial results of both DHC and DCH since January 1, 2008. Prior to the Newhouse Transaction on September 17, 2008, DHC owned 66 2/3% of DCH and, therefore, recognized a portion of DCH’s operating results. As a result, the tax provision for the three and six months ended June 30, 2008 includes the taxes recognized by both DCH and DHC related to the portion of DCH’s operating results recognized by DHC. DHC recognized $29 million and $52 million of deferred tax expense related to its investment in DCH prior to the Newhouse Transaction (net of tax benefit from intangible amortization related to the spin-off of Travel Channel in 2007) for the three and six months ended June 30, 2008, respectively.
     During 2009, the Company reclassified $68 million of deferred tax liabilities to U.S. federal and state taxes payable in order to recapture certain accelerated tax deductions claimed in 2004 through 2008 related to program content that

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
the Company determined would not qualify as accelerated deductions. As a result of the disallowance of these accelerated deductions, the Company has accrued interest of $3 million for the quarter ended June 30, 2009. In June 2009, Discovery also recorded a tax expense of approximately $4 million related to the reversal of accelerated deductions taken on programs that were disposed of by the Company.
     There have been no significant changes to the Company’s reserves for uncertain tax positions since December 31, 2008.
15. NET INCOME PER SHARE ATTRIBUTABLE TO DISCOVERY COMMUNICATIONS, INC. STOCKHOLDERS
     Basic net income per share is computed by dividing net income available to Discovery Communications, Inc. stockholders by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the three and six months ended June 30, 2009 includes Discovery’s Series A, B, and C common shares, as well as Discovery’s Series A and C convertible preferred shares. Preferred shares are included in the weighted average number of shares outstanding when calculating both basic and diluted income per share for the three and six months ended June 30, 2009 as the common and preferred shares participate equally in any dividends paid. The weighted average number of shares outstanding for the three and six months ended June 30, 2008 represent only the outstanding shares of Discovery’s Series A, B, and C common stock, as though the Newhouse Transaction was consummated on January 1, 2008. Preferred shares are excluded from the weighted average number of shares outstanding when calculating both basic and diluted income per share for the three and six months ended June 30, 2008 as the preferred shares are a new security issued September 18, 2008 in connection with the Newhouse Transaction and were not exchanged with the common shares of the Company’s predecessor, DHC.
     The following table presents a reconciliation of the weighted average number of shares outstanding between basic and diluted net income per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average number of shares outstanding — basic	422	—	422	—
Dilutive effect of equity awards	2	—	1	—

Weighted average number of shares outstanding — diluted	424	—	423	—

     Diluted net income per share adjusts basic net income per share for the dilutive effects of stock options, restricted stock units, and stock settled stock appreciation rights, only in the periods in which such effect is dilutive. For the three and six months ended June 30, 2009, options to purchase 16 million and 17 million common shares, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Additionally, the net income per share calculations for the three and six months ended June 30, 2009 exclude 1.5 million of contingently issuable preferred shares placed in escrow for which specific conditions have not yet been met. Due to the relative insignificance of dilutive securities in 2009 and 2008, their inclusion does not impact net income per share.
16. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     The following tables present a summary of certain cash payments made and received as well as certain noncash transactions (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(recast)		(recast)
Cash payments made for interest expense	$58	$65	$118	$138
Cash payments received for interest income	—	(1)	—	(1)

Cash interest payments, net	$58	$64	$118	$137

Cash payments made for income taxes	$72	$93	$89	$120
Cash payments received for income tax refunds	—	—	—	(17)

Cash tax payments, net	$72	$93	$89	$103

Cash payments made for business acquisitions:
Fair value of liabilities assumed	$—	$4	$—	$7

Cash payments made for business acquisitions, net of cash acquired	$—	$4	$—	$7

Non cash transactions:
Capital leases	$32	$46	$32	$46

Stock dividends to preferred interests	$2	$—	$2	$—

Other	$11	$—	$22	$—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
Other Non-Operating Income (Expense), Net
     The following table presents a summary of the components of Other non-operating income (expense), net (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(recast)		(recast)
Equity in earnings (losses) of unconsolidated affiliates	$2	$(1)	$3	$(1)
Unrealized gains (losses) on derivative instruments, net	4	18	15	2
Realized gains (losses) on derivative instruments, net	—	—	(6)	—
Realized gain on sale of securities	13	3	13	3
Income from discontinued operations, net	—	2	—	2
Other, net	1	—	3	—

Total other non-operating income (expense), net	$20	$22	$28	$6

     During the three months ended June 30, 2009, the Company sold securities for $22 million, which resulted in a pretax gain of $13 million. Approximately $6 million of unrealized pretax gains were reclassified from Other comprehensive income. During the six months ended June 30, 2008, AMC, which is reported as discontinued operations, sold securities for $24 million. There was no gain associated with this sale.
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
     The following table presents a summary of balances related to transactions with related parties during the three and six months ended June 30, 2009 and 2008 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(recast)		(recast)
Revenues	$8	$6	$12	$13
Operating costs and expenses	$6	$21	$10	$36
     Revenues for the three and six months ended June 30, 2008 exclude $16 million and $25 million, respectively, for related party transactions that were recorded by AMC, which was spun-off effective January 1, 2008. Operating costs and expenses for the three and six months ended June 30, 2008 include disbursements of $16 million and $25 million, respectively, to an entity that is no longer a related party following the Newhouse Transaction.
     The following table presents a summary of outstanding balances from transactions with related parties as of June 30, 2009 and December 31, 2008 (in millions).

	June 30,	December 31,
	2009	2008
Accounts receivable	$5	$12
18. COMMITMENTS AND CONTINGENCIES
     As more fully described in the Company’s 2008 revised consolidated financial statements in the Current Report on Form 8-K filed with the SEC on June 16, 2009, the Company and its subsidiaries lease offices, satellite transponders, and certain equipment under capital and operating lease arrangements. The Company has several investments in joint ventures. From time to time the Company agrees to fund the operations of the ventures on an as needed basis. The Company has long-term noncancelable lease commitments for office space and equipment, studio facilities, transponders, vehicles and operating equipment. Content commitments of the Company not recorded on the balance sheet include obligations relating to programming development, programming production and

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
programming acquisitions and talent contracts. Other commitments include obligations to purchase goods and services, employment contracts, sponsorship agreements and transmission services. A majority of such fees are payable over several years, as part of the normal course of business.
     In December 2007, Discovery acquired HSW and a 49.5% interest in HSWI. Pursuant to the terms of the agreement, Discovery has the option to (i) distribute the HSWI stock to the former HSW shareholders, or (ii) sell the HSWI stock and distribute substantially all proceeds in excess of $0.37 per share to the former HSW shareholders. Discovery continues to record a liability of $4 million as of June 30, 2009 for its estimated obligation with respect to the HSWI shares to the former HSW shareholders.
     Pursuant to the OWN venture agreement, Discovery is committed to loan up to $100 million to the venture through September 30, 2011 to fund operations, of which $18 million has been funded through June 30, 2009. The Company anticipates that a significant portion of the $100 million funding obligation will occur in 2009. Discovery expects to recoup the entire amount contributed in future periods if the joint venture is profitable and has sufficient funds to repay the Company.
     In connection with the Newhouse Transaction, DHC’s outstanding stock options were converted into stock options or stock settled stock appreciation rights of Discovery, in accordance with the terms of the agreements governing the Newhouse Transaction. Additionally, Advance/Newhouse received shares of Discovery’s Series A and Series C convertible preferred stock. In the event that the stock options or stock settled appreciation rights that were converted in connection with the Newhouse Transaction are exercised, Advance/Newhouse is entitled to receive additional shares of the same series of convertible preferred stock. The Company has placed approximately 1.6 million shares of preferred stock into an escrow account for this anti-dilution provision. In the event that shares are released from escrow to Advance/Newhouse, the distribution would be accounted for as a dividend measured at the fair value of the underlying shares as of the Newhouse Transaction date. During the quarter ended June 30, 2009, the Company recognized $2 million of non-cash stock dividends for the release of approximately 100,000 shares of preferred stock from escrow.
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
Customers
     The Company’s trade receivables do not represent a significant concentration of credit risk as of June 30, 2009 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
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
     Prior to the Newhouse Transaction and related AMC spin-off (refer to Note 1), DHC had three reportable segments: Creative Services Group, which provided various technical and creative services necessary to complete principal photography into final products such as films, trailers, shows, and other media; Network Services Group, which provided the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks; and DCH, as a significant equity method investee. In connection with the Newhouse Transaction, DHC spun-off its interest in AMC, which included the Creative Services Group segment, except for CSS, and the Network Services Group segment. The discontinued operations of the Creative Services Group and Network Services Group segments have been excluded from the reportable segment information presented below.
     The CSS business, which remains with Discovery subsequent to the Newhouse Transaction and AMC spin-off, is included in the Commerce, Education, and Other segment. In accordance with ARB 51, the financial results of both DHC and DCH have been combined in Discovery’s financial statements as if the Newhouse Transaction occurred January 1, 2008. Accordingly, the Commerce, Education, and Other segment information for June 30, 2008 includes amounts for CSS since January 1, 2008.
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
     The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker (“CODM”), the Chief Executive Officer, (ii) internal management and related reporting structure, and (iii) the basis upon which the CODM makes resource allocation decisions.
     The following tables present summarized financial information for each of the Company’s reportable segments (in millions).
Revenues by Segment (in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(recast)		(recast)
U.S. Networks	$557	$544	$1,066	$1,028
International Networks	283	298	538	564
Commerce, Education, and Other	40	41	89	81
Corporate and inter-segment eliminations	1	2	5	21

Total revenues	$881	$885	$1,698	$1,694

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
Adjusted OIBDA by Segment (in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(recast)		(recast)
U.S. Networks	$330	$296	$605	$554
International Networks	92	97	188	177
Commerce, Education, and Other	5	(3)	11	(3)
Corporate and inter-segment eliminations	(46)	(54)	(94)	(91)

Total adjusted OIBDA	$381	$336	$710	$637

Reconciliation of Total Adjusted OIBDA to Total Operating Income (in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(recast)		(recast)
Total adjusted OIBDA	$381	$336	$710	$637
Expense arising from long-term incentive plan awards (mark-to-market)	(54)	(54)	(86)	(18)
Depreciation and amortization	(40)	(49)	(78)	(96)
Amortization of deferred launch incentives	(13)	(21)	(27)	(42)
Asset impairments	(26)	—	(26)	—
Gain on business disposition	252	—	252	—
Exit and restructuring charges	(14)	(4)	(17)	(4)

Total operating income	$486	$208	$728	$477

Total Assets by Segment (in millions)

	June 30,	December 31,
	2009	2008
U.S. Networks	$2,118	$1,840
International Networks	1,105	1,043
Commerce, Education, and Other	97	115
Corporate	7,376	7,486

Total assets	$10,696	$10,484

     Total assets allocated to “Corporate” in the above table include the Company’s goodwill balance as the financial reports reviewed by the Company’s CODM do not include an allocation of goodwill to each reportable segment. Goodwill by reportable segment is disclosed in
Note 7.
20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     On June 17, 2009, the Company filed a Registration Statement on Form S-3 with the SEC to register certain securities, including debt securities of DCL and DCH that may be issued in the future with full and unconditional guarantees by the Company. Accordingly, set forth below is condensed consolidating financial information presenting the financial position, results of operations, and cash flows of (i) Discovery Communications, Inc. (“Discovery” or the “Company”), (ii) Discovery Communications, LLC (“DCL”), (iii) Discovery Communications Holding, LLC (“DCH”), (iv) non-guarantor subsidiaries of DCL on a combined basis, (v) other non-guarantor subsidiaries of Discovery on a combined basis, and (vi) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis. Discovery, DCL, and DCH are each potential issuers or guarantors. For any issuance of debt, Discovery will be an issuer or guarantor.
     The supplemental condensed consolidating financial information should be read in conjunction with the consolidated financial statements of the Company.
     The existing indebtedness of DCL and DCH comprises substantially all of the indebtedness of the Company. The financial covenants of the respective debt agreements limit DCL and DCH from making distributions to Discovery. The terms of DCL’s senior notes restrict the cumulative payment of dividends over the life of the senior notes to an amount calculated based on the cumulative equity contributions and net income of DCL less the cumulative distributions to DCL’s owners. In addition, the terms of the DCH’s Term Loan B and Term Loan C allow DCH to pay dividends to Discovery to the extent that DCH’s leverage ratio does not exceed 5 to 1 based upon defined measures of cash flows and indebtedness.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
Basis of Presentation
     In accordance with the rules and regulations of the SEC, the equity method has been applied to (i) Discovery’s interest in DCH and other non-guarantor subsidiaries, (ii) DCH’s interest in DCL, and (iii) DCL’s interest in non-guarantor subsidiaries. All intercompany balances and transactions have been eliminated. Discovery’s bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed-down” to the applicable subsidiaries.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2009
(in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
	Discovery	Discovery	Discovery	Discovery	Subsidiaries of	Reclassifications	Communications,
	Communications,	Communications	Communications,	Communications,	Discovery	and	Inc. and
	Inc.	Holdings, LLC	LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$249	$89	$1	$—	$339
Receivables, net	—	—	365	412	13	(31)	759
Content rights, net	—	—	15	63	—	—	78
Prepaid expenses and other current assets	1	—	54	98	2	—	155

Total current assets	1	—	683	662	16	(31)	1,331

Investment in and advances to subsidiaries	8,534	8,054	4,255	—	6,493	(27,336)	—
Noncurrent content rights, net	—	—	522	708	—	—	1,230
Property and equipment, net	—	—	85	319	6	—	410
Goodwill	—	—	3,876	2,552	11	—	6,439
Intangible assets, net	—	—	389	275	1	—	665
Other noncurrent assets	—	64	436	249	—	(128)	621

Total assets	$8,535	$8,118	$10,246	$4,765	$6,527	$(27,495)	$10,696

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN SUBSIDIARIES, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$203	$14	$170	$201	$6	$(30)	$564
Current portion of long-term debt	—	20	388	13	—	—	421
Other current liabilities	—	47	88	107	—	—	242

Total current liabilities	203	81	646	321	6	(30)	1,227

Long-term debt	—	1,937	1,055	61	—	—	3,053
Other noncurrent liabilities	1	—	491	64	20	(127)	449

Total liabilities	204	2,018	2,192	446	26	(157)	4,729

Redeemable non-controlling interests in subsidiaries	—	—	—	49	—	—	49

Intercompany contributions and advances between Discovery Communications, Inc. and subsidiaries	2,428	2,682	2,692	5,224	1,747	(14,773)	—
Equity attributable to Discovery Communications, Inc.	5,903	3,418	5,362	(960)	4,754	(12,574)	5,903

Equity and advances attributable to Discovery Communications, Inc.	8,331	6,100	8,054	4,264	6,501	(27,347)	5,903
Equity attributable to non-controlling interests	—	—	—	6	—	9	15

Total equity	8,331	6,100	8,054	4,270	6,501	(27,338)	5,918

Total liabilities, redeemable non-controlling interests in subsidiaries, and equity	$8,535	$8,118	$10,246	$4,765	$6,527	$(27,495)	$10,696

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
	Discovery	Discovery	Discovery	Discovery	Subsidiaries of	Reclassifications	Communications,
	Communications,	Communications	Communications,	Communications,	Discovery	and	Inc. and
	Inc.	Holdings, LLC	LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$13	$84	$3	$—	$100
Receivables, net	—	—	369	415	12	(16)	780
Content rights, net	—	—	13	60	—	—	73
Prepaid expenses and other current assets	13	12	58	93	—	(20)	156

Total current assets	13	12	453	652	15	(36)	1,109

Investment in and advances to subsidiaries	7,989	7,006	4,372	—	6,144	(25,511)	—
Noncurrent content rights, net	—	—	533	640	—	(10)	1,163
Property and equipment, net	—	—	90	301	4	—	395
Goodwill	—	—	4,142	2,738	11	—	6,891
Intangible assets, net	—	—	394	321	1	—	716
Other noncurrent assets	—	50	35	225	1	(101)	210

Total assets	$8,002	$7,068	$10,019	$4,877	$6,176	$(25,658)	$10,484

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN SUBSIDIARIES, AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$4	$242	$214	$—	$(39)	$421
Current portion of long-term debt	—	15	431	12	—	—	458
Other current liabilities	—	16	61	114	7	(7)	191

Total current liabilities	—	35	734	340	7	(46)	1,070

Long-term debt	—	1,463	1,835	33	—	—	3,331
Other noncurrent liabilities	—	53	444	58	19	(101)	473

Total liabilities	—	1,551	3,013	431	26	(147)	4,874

Redeemable non-controlling interests in subsidiaries	—	—	—	49	—	—	49

Intercompany contributions and advances between Discovery Communications, Inc. and subsidiaries	2,466	2,459	2,398	5,470	1,635	(14,428)	—
Equity attributable to Discovery Communications, Inc.	5,536	3,058	4,608	(1,082)	4,515	(11,099)	5,536

Equity and advances attributable to Discovery Communications, Inc.	8,002	5,517	7,006	4,388	6,150	(25,527)	5,536
Equity attributable to non-controlling interests	—	—	—	9	—	16	25

Total equity	8,002	5,517	7,006	4,397	6,150	(25,511)	5,561

Total liabilities, redeemable non-controlling interests in subsidiaries, and equity	$8,002	$7,068	$10,019	$4,877	$6,176	$(25,658)	$10,484

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2009
(in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
	Discovery	Discovery	Discovery	Discovery	Subsidiaries of	Reclassifications	Communications,
	Communications,	Communications	Communications,	Communications,	Discovery	and	Inc. and
	Inc.	Holdings, LLC	LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
Revenues:
Distribution	$—	$—	$179	$247	$—	$—	$426
Advertising	—	—	210	158	—	—	368
Other	—	—	21	51	19	(4)	87

Total revenues	—	—	410	456	19	(4)	881

Costs of revenues, excluding depreciation and amortization listed below	—	—	84	159	16	(2)	257
Selling, general and administrative	2	—	108	197	5	(2)	310
Depreciation and amortization	—	—	13	27	—	—	40
Asset impairments	—	—	—	26	—	—	26
Exit and restructuring charges	—	—	3	11	—	—	14
Gain on business dispositions	—	—	(252)	—	—	—	(252)

	2	—	(44)	420	21	(4)	395

Operating (loss) income	(2)	—	454	36	(2)	—	486

Other income (expense):
Equity in earnings of subsidiaries	187	209	38	—	127	(561)	—
Interest expense	—	(31)	(27)	(2)	—	—	(60)
Other non-operating (expense) income, net	—	(1)	20	1	—	—	20

Total other income (expense), net	187	177	31	(1)	127	(561)	(40)

Income before income taxes	185	177	485	35	125	(561)	446
Benefit from (provision for) income taxes	—	12	(276)	(3)	—	—	(267)

Net income	185	189	209	32	125	(561)	179
Less: Net (income) loss attributable to non-controlling interests	—	—	—	(2)	—	8	6

Net income attributable to Discovery Communications, Inc.	185	189	209	30	125	(553)	185

Stock dividends to preferred interests	(2)	—	—	—	—	—	(2)

Net income available to Discovery Communications, Inc. stockholders	$183	$189	$209	$30	$125	$(553)	$183

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2008
(in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
	Discovery	Discovery	Discovery	Discovery	Subsidiaries of	Reclassifications	Communications,
	Communications,	Communications	Communications,	Communications,	Discovery	and	Inc. and
	Inc.	Holdings, LLC	LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
Revenues:
Distribution	$—	$—	$179	$239	$—	$—	$418
Advertising	—	—	212	166	—	—	378
Other	—	—	13	60	21	(5)	89

Total revenues	—	—	404	465	21	(5)	885

Costs of revenues, excluding depreciation and amortization listed below	—	—	82	159	15	(2)	254
Selling, general and administrative	—	—	127	240	6	(3)	370
Depreciation and amortization	—	—	12	36	1	—	49
Exit and restructuring charges	—	—	—	4	—	—	4

	—	—	221	439	22	(5)	677

Operating income (loss)	—	—	183	26	(1)	—	208

Other income (expense):
Equity in earnings of subsidiaries	43	127	19	—	38	(227)	—
Interest expense, net	—	(25)	(38)	(3)	—	—	(66)
Other non-operating income, net	—	1	19	1	1	—	22

Total other income (expense), net	43	103	—	(2)	39	(227)	(44)

Income before income taxes	43	103	183	24	38	(227)	164
Benefit from (provision for) income taxes	—	10	(56)	(4)	(32)	—	(82)

Net income	43	113	127	20	6	(227)	82
Less: Net income attributable to non-controlling interests	—	—	—	—	—	(39)	(39)

Net income attributable to Discovery Communications, Inc.	$43	$113	$127	$20	$6	$(266)	$43

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2009
(in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
	Discovery	Discovery	Discovery	Discovery	Subsidiaries of	Reclassifications	Communications,
	Communications,	Communications	Communications,	Communications,	Discovery	and	Inc. and
	Inc.	Holdings, LLC	LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
Revenues:
Distribution	$—	$—	$361	$490	$—	$—	$851
Advertising	—	—	382	288	—	(1)	669
Other	—	—	41	108	36	(7)	178

Total revenues	—	—	784	886	36	(8)	1,698

Costs of revenues, excluding depreciation and amortization listed below	—	—	180	305	29	(4)	510
Selling, general and administrative	4	—	191	393	7	(4)	591
Depreciation and amortization	—	—	25	54	(1)	—	78
Asset impairments	—	—	—	26	—	—	26
Exit and restructuring charges	—	—	5	12	—	—	17
Gain on business disposition	—	—	(252)	—	—	—	(252)

	4	—	149	790	35	(8)	970

Operating (loss) income	(4)	—	635	96	1	—	728

Other income (expense):
Equity in earnings of subsidiaries	307	342	73	—	205	(927)	—
Interest expense	—	(56)	(58)	(3)	—	—	(117)
Other non-operating income, net	—	—	25	3	—	—	28

Total other income (expense), net	307	286	40	—	205	(927)	(89)

Income before income taxes	303	286	675	96	206	(927)	639
Benefit from (provision for) income taxes	1	21	(333)	(25)	(1)	—	(337)

Net income	304	307	342	71	205	(927)	302
Less: Net (income) loss attributable to non-controlling interests	—	—	—	(5)	—	7	2

Net income attributable to Discovery Communications, Inc.	304	307	342	66	205	(920)	304

Stock dividends to preferred interests	(2)	—	—	—	—	—	(2)

Net income available to Discovery Communications Inc. stockholders	$302	$307	$342	$66	$205	$(920)	$302

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2008
(in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
	Discovery	Discovery	Discovery	Discovery	Subsidiaries of	Reclassifications	Communications,
	Communications,	Communications	Communications,	Communications,	Discovery	and	Inc. and
	Inc.	Holdings, LLC	LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
Revenues:
Distribution	$—	$—	$350	$470	$—	$—	$820
Advertising	—	—	386	296	—	—	682
Other	—	—	26	141	36	(11)	192

Total revenues	—	—	762	907	36	(11)	1,694

Costs of revenues, excluding depreciation and amortization listed below	—	—	161	312	27	(4)	496
Selling, general and administrative	—	—	190	423	15	(7)	621
Depreciation and amortization	—	—	24	70	2	—	96
Exit and restructuring charges	—	—	—	4	—	—	4

	—	—	375	809	44	(11)	1,217

Operating income (loss)	—	—	387	98	(8)	—	477

Other income (expense):
Equity in earnings of subsidiaries	77	243	40	—	70	(430)	—
Interest expense, net	—	(51)	(78)	(6)	—	—	(135)
Other non-operating income (expense), net	—	—	6	(1)	1	—	6

Total other income (expense), net	77	192	(32)	(7)	71	(430)	(129)

Income before income taxes	77	192	355	91	63	(430)	348
Benefit from (provision for) income taxes	—	19	(112)	(43)	(56)	—	(192)

Net income	77	211	243	48	7	(430)	156
Less: Net income attributable to non-controlling interests	—	—	—	—	—	(79)	(79)

Net income attributable to Discovery Communications, Inc.	$77	$211	$243	$48	$7	$(509)	$77

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009
(in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
	Discovery	Discovery	Discovery	Discovery	Subsidiaries of		Communications,
	Communications,	Communications	Communications,	Communications,	Discovery		Inc. and
	Inc.	Holdings, LLC	LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
Operating Activities
Net income	$304	$307	$342	$71	$205	$(927)	$302
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share-based compensation expense	1	—	35	62	—	—	98
Depreciation and amortization	—	—	25	54	(1)	—	78
Asset impairments	—	—	26	—	—	—	26
Gain on business disposition	—	—	(252)	—	—	—	(252)
Gain on sale of securities	—	—	(13)	—	—	—	(13)
Equity in earnings of subsidiaries	(307)	(342)	(73)	—	(205)	927	—
Deferred income taxes	—	—	14	—	1	—	15
Other noncash expenses (income), net	—	1	(17)	34	—	—	18
Changes in operating assets and liabilities:
Receivables, net	—	—	3	13	(1)	—	15
Accounts payable and accrued liabilities	216	9	(93)	(34)	8	—	106
Other, net	—	11	(25)	(50)	(9)	—	(73)

Cash provided by (used in) operating activities	214	(14)	(28)	150	(2)	—	320

Investing Activities
Purchases of property and equipment	—	—	(19)	(13)	(2)	—	(34)
Proceeds from business disposition	—	—	300	—	—	—	300
Proceeds from sales of securities	—	—	22	—	—	—	22

Cash provided by (used in) investing activities	—	—	303	(13)	(2)	—	288

Financing Activities
Net repayments of revolver loans	—	—	(315)	—	—	—	(315)
Borrowings from long-term debt, net of discount and debt issuance costs	—	478	—	—	—	—	478
Principal repayments of long-term debt	—	(9)	(509)	—	—	—	(518)
Principal repayments of capital lease obligations	—	—	(2)	(3)	—	—	(5)
Cash distribution to non-controlling interest	—	—	—	(8)	—	—	(8)
Intercompany contributions and other financing activities, net	(214)	(455)	787	(123)	2	—	(3)

Cash (used in) provided by financing activities	(214)	14	(39)	(134)	2	—	(371)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	—	2

Change in cash and cash equivalents	—	—	236	5	(2)	—	239
Cash and cash equivalents, beginning of period	—	—	13	84	3	—	100

Cash and cash equivalents, end of period	$—	$—	$249	$89	$1	$—	$339

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2008
(in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
	Discovery	Discovery	Discovery	Discovery	Subsidiaries of		Communications,
	Communications,	Communications	Communications,	Communications,	Discovery		Inc. and
	Inc.	Holdings, LLC	LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
Operating Activities
Net income	$77	$211	$243	$48	$7	$(430)	$156
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Share-based compensation expense	—	—	9	10	—	—	19
Depreciation and amortization	—	—	24	69	34	—	127
Equity in earnings of subsidiaries	(77)	(243)	(40)	—	(70)	430	—
Deferred income taxes	—	—	31	(10)	56	—	77
Other noncash (income) expenses, net	—	—	(69)	104	—	—	35
Changes in operating assets and liabilities, net of discontinued operations:
Receivables, net	—	—	(43)	9	(33)	—	(67)
Accounts payable and accrued liabilities	—	(15)	(87)	(14)	16	—	(100)
Other, net	—	—	15	(78)	(2)	—	(65)

Cash (used in) provided by operating activities	—	(47)	83	138	8	—	182

Investing Activities
Purchases of property and equipment	—	—	(12)	(11)	(19)	—	(42)
Net cash acquired from Newhouse Transaction	—	—	—	45	—	—	45
Business acquisitions, net of cash acquired	—	—	—	(7)	—	—	(7)
Proceeds from sales of securities	—	—	—	—	24	—	24
Other investing activities, net	—	—	—	—	2	—	2

Cash (used in) provided by investing activities	—	—	(12)	27	7	—	22

Financing Activities
Net borrowings from (repayments of) revolver loans	—	—	132	(40)	—	—	92
(Repayments of) borrowings from long-term debt	—	(8)	(180)	1	—	—	(187)
Principal repayments of capital lease obligations	—	—	(1)	(7)	—	—	(8)
Intercompany contributions and other financing activities, net	—	55	(18)	(48)	2	—	(9)

Cash provided by (used in) financing activities	—	47	(67)	(94)	2	—	(112)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	—	7

Change in cash and cash equivalents	—	—	4	78	17	—	99
Cash and cash equivalents of continuing operations, beginning of period	—	—	—	—	8	—	8
Cash and cash equivalents of discontinued operations, beginning of period	—	—	—	—	201	—	201

Cash and cash equivalents, end of period	$—	$—	$4	$78	$226	$—	$308

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
     Management’s discussion and analysis of results of operations and financial condition is a supplement to and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. This information provides additional information regarding Discovery Communications, Inc.’s (“Discovery”, “Company”, “we”, “us” or “our”) businesses, recent developments, results of operations, cash flows, financial condition and critical accounting policies. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 26, 2009, as revised by the Current Report on Form 8-K filed with the SEC on June 16, 2009 (the “2008 Annual Report”).
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated: continued deterioration in the macroeconomic environment; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions and industry trends including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of the broadband distribution and movie studio industries; uncertainties inherent in the development of new business lines and business strategies; integration of acquired operations; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to our products and services, and the products and services of the entities in which we have interests; threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; reduced access to capital markets or significant increases in costs to borrow; and a failure to secure affiliate agreements or renewal of such agreements on less favorable terms. For additional risk factors, refer to PART I., ITEM 1A. Risk Factors in our 2008 Annual Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
     This section provides a general description of our business and business segments, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.
     We are a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the U.S. and approximately 170 other countries, including television networks offering customized programming in 35 languages. Our strategy is to optimize the distribution, ratings and profit potential of each of our branded channels. Additionally, we own and operate a diversified portfolio of website properties and other digital services and develop and sell consumer and educational products as well as media sound services in the U.S. and internationally.
     Our media content is designed to target key audience demographics and the popularity of our programming creates a reason for advertisers to purchase commercial time on our channels. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home (“DTH”) satellite operators and other content distributors to deliver our programming to their customers.
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
     We manage and report our operations in three segments: U.S. Networks; International Networks; and Commerce, Education, and Other.
U.S. Networks
     U.S. Networks is our largest segment, which owns and operates 11 cable and satellite channels, including Discovery Channel, TLC and Animal Planet, as well as a portfolio of website properties and other digital services. U.S. Networks also provides distribution and advertising sales services for Travel Channel and distribution services for BBC America. U.S. Networks derives revenues primarily from distribution fees and advertising sales, which comprised 44% and 52%, respectively, of revenues for this segment for the three months ended June 30, 2009, and 46% and 50%, respectively, for the six months ended June 30, 2009. During both the three and six months ended June 30, 2009, Discovery Channel, TLC and Animal Planet collectively generated 77% of U.S. Networks’ total revenues. U.S. Networks earns distribution fees under multi-year affiliation agreements with cable operators, DTH operators and other distributors of television programming. Distribution fees are based on the number of subscribers receiving programming. Upon the launch of a new channel, we may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. Launch incentives are amortized on a straight-line basis as a reduction of revenues over the term of the affiliation agreement. U.S. Networks generates advertising revenues by selling commercial time on our networks and websites. The number of subscribers to our channels, the popularity of our programming and our ability to sell commercial time over a group of channels are key drivers of advertising revenue.
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
International Networks
     International Networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands that are distributed in virtually every pay-television market in the world through an infrastructure that includes major operational centers in London, Singapore and Miami. International Networks’ regional operations cover most major markets and are organized into four locally-managed regional operations including the U.K.; Europe (excluding the U.K.), Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. International Networks currently operates over 100 unique distribution feeds in 35 languages with channel feeds customized according to language needs and advertising sales opportunities. Most of the segment’s channels are wholly-owned by us with the exception of: (i) the international Animal Planet channels, which are generally joint ventures in which the British Broadcasting Corporation (“BBC”) owns 50%, (ii) People+Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC, and (iii) several channels in Japan and Canada, which operate as joint ventures with strategically important local partners.
     International Networks’ priorities include maintaining a leadership position in nonfiction and certain fictional entertainment in international markets and continuing to grow and improve the performance of the international operations. These priorities will be achieved through increased distribution, expanding local advertising sales capabilities, creating licensing and digital growth opportunities, and improving operating efficiencies by strengthening programming and promotional collaboration between U.S. Networks’ and International Networks’ groups.
     Similar to U.S. Networks, the primary sources of revenues for International Networks are distribution fees and advertising sales, and the primary cost is programming. International Networks executes a localization strategy by offering high quality shared programming with U.S. Networks, customized content, and localized schedules via our distribution feeds. For the three and six months ended June 30, 2009, distribution revenues represented approximately 63% and 66% of the segment’s operating revenues, respectively, and continue to deliver growth in markets with the highest potential for pay television expansion.
     Advertising sales are increasingly important to the segment’s financial success, representing 28% and 25% of the segment’s total revenues for the three and six months ended June 30, 2009, respectively. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. In developing pay television markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay television. In relatively mature markets, such as the U.K., the growth dynamic is changing. Increased market penetration and distribution are unlikely to drive rapid growth in those markets. Instead, growth in advertising sales will come from increasing viewership and advertising pricing on our existing pay television networks and launching new services, either in pay television or free television environments.
     Our international businesses are subject to a number of risks including fluctuations in currency exchange rates, regulatory issues, and economic and political instability. Changes in any of these areas could adversely affect the performance of the International Networks.
Commerce, Education, and Other
     Our commerce business engages with licensees, manufacturers, publishers and retailers to design, develop, publish, promote and sell a wide variety of products based on existing and new Company intellectual property. The Company primarily engages in catalog sales and online distribution of products through DiscoveryStore.com. In April 2009, we changed our commerce business to a licensing model by outsourcing the commerce direct-to-consumer operations including our commerce website, related marketing, product development and fulfillment to a third party in exchange for royalties. Our new structure for our commerce business enables us to continue offering high quality DVD programming as well as many merchandise categories leveraging both licensed and make and sell products. Although we expect this new structure to facilitate growth in operating income, thereby providing for growth in profitability and reducing the financial risk of holding significant product inventories, we expect an initial reduction in top-line revenue contribution, as well as a reduction in direct operating expenses in 2009. Commerce will continue to grow our established brand and home video licensing businesses to further expand our national presence in key retailers.
     Our education business is focused on our comprehensive domestic and international direct-to-school K-12 online streaming distribution subscription services, as well as our professional development services for teachers, benchmark student assessment services, and publishing hardcopy content through a network of distribution channels including online, catalog and dealers. Our education business also participates in a growing sponsorship, global brand and content licensing business with leading non-profits, foundations, trade associations and Fortune 500 companies.
     Other businesses primarily include sound, music, mixing sound effects and other related services to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies, and interactive producers.
Changes in Business
Newhouse Transaction
     Discovery was formed in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective ownership interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with and into Discovery, which was consummated on September 17, 2008 (the “Newhouse Transaction”). Prior to the Newhouse Transaction, DCH was a stand-alone private company, which was owned approximately 66 2/3% by DHC and 33 1/3% by Advance/Newhouse. The Newhouse Transaction was completed as follows:
•	On September 17, 2008, DHC completed the spin-off to its shareholders of Ascent Media Corporation (“AMC”), a subsidiary holding the cash and businesses of DHC except for certain businesses that provide sound, music, mixing, sound effects, and other related services (the “AMC spin-off”). Such businesses remain with us following the completion of the Newhouse Transaction.

•	On September 17, 2008, immediately following the AMC spin-off, DHC merged with a transitory merger subsidiary of Discovery, with DHC’s existing shareholders receiving common stock of Discovery; and

•	On September 17, 2008, immediately following the exchange of shares between Discovery and DHC, Advance/Newhouse contributed its interests in DCH and Animal Planet to Discovery in exchange for shares of Discovery’s Series A and Series C convertible preferred stock that are convertible at any time into our common stock, which at the transaction date represented one-third of the outstanding shares of our common stock.
     As a result of the Newhouse Transaction, DHC and DCH became wholly-owned subsidiaries of Discovery, with Discovery becoming the successor reporting entity to DHC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because Advance/Newhouse was a one-third owner of DCH prior to the completion of the Newhouse Transaction and is a one-third owner of us immediately following completion of the Newhouse Transaction, there was no effective change in ownership. Our convertible preferred stock does not have any special dividend rights and only a de minimis liquidation preference. Additionally, Advance/Newhouse retains significant participatory special class voting rights with respect to certain matters that could be submitted to stockholder vote. Pursuant to Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations (“FTB 85-5”), for accounting purposes the Newhouse Transaction was treated as a non-substantive merger, and therefore, the Newhouse Transaction was recorded at the investors’ historical bases. Refer to Note 1 to the accompanying condensed consolidated financial statements for further description of the Newhouse Transaction.

Hasbro-Discovery Joint Venture
     On May 22, 2009, we formed a 50-50 joint venture with Hasbro, Inc. (“Hasbro”) that will operate a television network and website dedicated to high-quality children’s and family entertainment and educational programming. In connection with the arrangement, Discovery contributed the Discovery Kids Network (“Discovery Kids”) to the joint venture. Additionally, Hasbro acquired a 50% ownership interest in the joint venture for a cash payment of $300 million and a tax receivables agreement collectible over 20 years valued at $57 million, which resulted in a total gain of $252 million. The rebranded network is scheduled to premiere in late 2010. Additional information regarding the joint venture is disclosed in Note 3 to the accompanying condensed consolidated financial statements.
RESULTS OF OPERATIONS
     This section provides an analysis of our results of operations for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. This analysis is provided on both a consolidated and segment basis. Additionally, a brief description is provided for significant transactions and events that impact the comparability of the results of operations being analyzed.
Changes in Basis of Presentation
     As described more fully in the notes to the accompanying condensed consolidated financial statements, certain of the 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information. This recast reflects (i) the gross combined financial information of both DHC and DCH as though the Newhouse Transaction was consummated on January 1, 2008 (refer to Note 1), (ii) adjustments to revenues and expenses to exclude amounts for Ascent Media Corporation, Ascent Media Systems & Technology Services, LLC, and Ascent Media CANS, LLC, which were disposed of in September 2008 (refer to Note 4), and (iii) the adoption of FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“FAS 160”) (refer to Note 2).
Items Impacting Comparability
     Beginning May 22, 2009, we ceased to consolidate the gross operating results of Discovery Kids. However, as we continue to be involved in the operations of the joint venture, we have not presented the financial position, results of operations, and cash flows of Discovery Kids recorded through May 21, 2009 as discontinued operations. Our interest in the joint venture is accounted for using the equity method of accounting. Accordingly, our consolidated results of operations include the gross operating results of Discovery Kids through May 21, 2009, whereas for subsequent periods we record only our proportionate share of the joint venture’s net operating results. Similarly, the results of operations for the U.S. Networks segment include the gross revenues and expenses of Discovery Kids through May 21, 2009, whereas for subsequent periods the segment’s results do not include the operating results for Discovery Kids. The following table presents total revenues and operating expenses recognized by Discovery for Discovery Kids prior to deconsolidation (in millions).

	April 1, 2009	Three Months	January 1, 2009	Six Months
	through	ended	through	ended
	May 21, 2009	June 30, 2008	May 21, 2009	June 30, 2008
Revenues	$7	$10	$19	$20
Operating expenses	$2	$5	$7	$12
     Our results of operations were also impacted by the effects of consolidating OWN, beginning in July 2008, and to a lesser extent the change in our commerce business model to a licensing model in April 2009. For the three and six months ended June 30, 2009, OWN incurred operating expenses of $7 million and $13 million, respectively.

Consolidated Results of Operations
     The following table presents our consolidated results of operations (in millions).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change
		(recast)			(recast)
Revenues:
Distribution	$426	$418	2%	$851	$820	4%
Advertising	368	378	(3)%	669	682	(2)%
Other	87	89	(2)%	178	192	(7)%

Total revenues	881	885	0%	1,698	1,694	0%

Costs of revenues, excluding depreciation and amortization listed below	257	254	1%	510	496	3%
Selling, general and administrative	310	370	(16)%	591	621	(5)%
Depreciation and amortization	40	49	(18)%	78	96	(19)%
Asset impairments	26	—	NM	26	—	NM
Exit and restructuring charges	14	4	250%	17	4	325%
Gain on business disposition	(252)	—	NM	(252)	—	NM

	395	677	(42)%	970	1,217	(20)%

Operating income	486	208	134%	728	477	53%

Interest expense	(60)	(66)	(9)%	(117)	(135)	(13)%
Other non-operating income, net	20	22	(9)%	28	6	367%

Income before income taxes	446	164	172%	639	348	84%
Provision for income taxes	(267)	(82)	226%	(337)	(192)	76%

Net income	179	82	118%	302	156	94%
Less: Net loss (income) attributable to non-controlling interests	6	(39)	(115)%	2	(79)	(103)%

Net income attributable to Discovery Communications, Inc.	185	43	330%	304	77	295%

Stock dividends to preferred interests	(2)	—	NM	(2)	—	NM

Net income available to Discovery Communications, Inc. stockholders	$183	$43	326%	$302	$77	292%

Net income per share available to Discovery Communications, Inc. stockholders (1):
Basic	$0.43	$0.16		$0.72	$0.28

Diluted	$0.43	$0.16		$0.71	$0.28

Weighted average number of shares outstanding:
Basic	422	282		422	282

Diluted	424	282		423	282

(1)	Income per share amounts for the quarterly and year-to-date periods have been calculated separately. Accordingly, the quarterly amounts may not add to the year-to-date amounts because of differences in the average shares outstanding during each period and, with regard to diluted per share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive. Further, income per share has been calculated using actual amounts for the period. Accordingly, calculating income per share using the rounded figures reported above may produce immaterial differences.

NM = not meaningful
Revenues
     Distribution revenues increased $8 million and $31 million for the three and six months ended June 30, 2009, respectively, as compared to distribution revenues for the corresponding periods in 2008. Increased distribution revenues were due primarily to higher revenues at the U.S. Networks segment, which were partially offset by decreases at the International Networks segment. The increases at the U.S. Networks segment were due to an increase in paying subscribers, principally for networks carried on the digital tier, annual contractual rate increases, and a reduction in the amortization of launch incentives. These increases were partially offset by the absence of a one-time revenue correction that increased revenues by $8 million in the second quarter of 2008 and the effect of deconsolidating Discovery Kids in May 2009, which decreased our consolidated revenues by $3 million for the three month period. The decreases at the International Networks segment were attributable to unfavorable impacts of foreign currency exchange rates of $17 million and $34 million for the three and six months ended June 30, 2009, respectively, which were partially offset by an increase in paying subscribers.
     Advertising revenues decreased $10 million and $13 million for the three and six months ended June 30, 2009, respectively, as compared to advertising revenues for the same periods in 2008. The decreases in advertising revenues were driven by decreases at the International Networks segment, partially offset by increases at the U.S. Networks segment. The decreases at the International Networks segment were attributable to unfavorable impacts of foreign currency exchange rates of $14 million and $26 million, respectively, which were partially offset by an increase in advertising sales as a result of increases in our paying subscriber base. Increased advertising revenues at the U.S. Networks segment were driven by increased pricing and higher ratings, which were partially offset by lower cash sellouts.
     Other revenues, which primarily consist of sales of DVDs, merchandise, educational services and content, and sound and music services, decreased $2 million and $14 million for the three and six months ended June 30, 2009, respectively, as compared with other revenues for the corresponding periods in 2008. The decreases in other revenues is principally from a decline in sales of the Planet Earth DVD series, which was partially offset by an increase from the online streaming distribution and direct-to-consumer businesses in our Commerce, Education, and Other business segment.
Costs of Revenues
     Costs of revenues, which consist primarily of content amortization expense, production costs, and distribution costs, increased $3 million and $14 million for the three and six months ended June 30, 2009, respectively, when compared to the corresponding periods in 2008. Increased costs of revenues for the three and six months ended June 30, 2009 was primarily attributable to higher content amortization expense due to a higher content asset base, reflecting our continued investment in content. These increases were partially offset by $13 million and $28 million of favorable impacts from foreign currency exchange rates combined with decreases in production costs for the three and six months ended June 30, 2009, respectively.
Selling, General and Administrative
     Selling, general and administrative expenses, which are principally comprised of employee costs, marketing costs, occupancy and back office support fees, decreased $60 million and $30 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The decreases for the three and six month periods was due primarily to lower overall employee costs, consulting fees and marketing costs, reflecting cost savings initiatives and improvements in operating efficiencies. Also contributing to the decreases were favorable impacts of foreign currency exchange rates of $12 million and $24 million, respectively. The increases were partially offset by the impact of consolidating OWN beginning in July 2008, which increased costs by $7 million and $13 million for the three and six month periods.
     Employee costs include share-based compensation expense arising from equity awards to employees under our incentive plans. Total share-based compensation expense was $61 million and $98 million for the three and six months ended June 30, 2009, respectively, as compared to $55 million and $19 million for the corresponding periods in 2008. The increase in share-based compensation for the three month period reflects an increase in stock options outstanding. Increased share-based compensation for the six month period was due to an increase in the fair value of outstanding cash settled equity awards and to a lesser extent an increase in stock options outstanding, which were partially offset by a reduction in the number of outstanding cash settled equity awards. A portion of our equity awards are cash settled and, therefore, the value of such awards outstanding must be remeasured at fair value each reporting date based on changes in the price of our Series A common stock. Compensation expense for cash settled equity awards, including changes in fair value, was $54 million and $86 million for the three and six months ended June 30, 2009, respectively, as compared to $54 million and $18 million for the similar periods in 2008. For the three month period, an increase in compensation expense for cash settled awards due to an increase in fair value was equally offset by a decline in the number of such awards outstanding. Increased compensation expense for cash settled awards for the six month period was due to an increase in fair value, partially offset by a decline in the number of such awards outstanding. Increases in fair value of cash settled awards was attributable to an increase in the price of our Series A common stock of 41% and 59% during the three and six months ended June 30, 2009. We do not intend to make addition cash settled equity awards, except as may be required by contractual arrangements or to employees in countries in which stock option awards are not permitted.
Depreciation and Amortization
     Depreciation and amortization expense decreased $9 million and $18 million for the three and six months ended June 30, 2009, respectively, as compared to the depreciation and amortization expense for the corresponding periods in 2008. The decreases were due to a decline in amortization expense resulting from lower intangible asset balances in 2009 compared to the same periods in 2008.

Asset Impairments
     We recorded $26 million of impairment charges related to intangible assets and capitalized software during the three months ended June 30, 2009, primarily for certain asset groups at our Other U.S. Networks reporting unit due to declines in expected operating performance.
Exit and Restructuring Charges
     We recorded exit and restructuring charges of $14 million and $17 million for the three and six months ended June 30, 2009, respectively, in connection with a reorganization of portions of our operations and to reduce our cost structure. The charges were primarily incurred by our U.S. Networks and International Networks segments as well as our corporate operations. The charges for the six months ended June 30, 2009 include $12 million of severance costs and $2 million of contract termination costs. We incurred an additional $3 million in severance costs in the first quarter of 2009. We expect the majority of these charges to be paid in 2009 with certain payments extending through 2012. We do not expect material future charges associated with these restructuring programs.
Gain on Business Disposition
     In connection with the formation of the Hasbro-Discovery Joint Venture, we recorded a $252 million gain, which included $127 million as a result of “stepping up” our basis for the 50% retained interest in Discovery Kids and $125 million for the sale of 50% of our ownership interest to Hasbro.
Interest Expense
     Interest expense decreased $6 million and $18 million for the three and six months ended June 30, 2009, respectively, when compared with the same periods in 2008 primarily due to a decrease in average debt outstanding.
Other Non-Operating Income, Net
     Other non-operating income, net includes our realized and unrealized gains and losses from derivative transactions that are not accounted for as hedging instruments, realized gains and losses from sale of available-for-sale securities, and other non-operating expenses net of non-operating income. Other non-operating income, net decreased $2 million for the three months ended June 30, 2009 compared to the same period in 2008 and increased $22 million for the six months ended June 30, 2009 compared to the same period in 2008. In the second quarter of 2009 we sold securities and recorded a pre-tax gain of $13 million. In addition, we recognized net realized and unrealized gains on derivatives that are not designated as hedging instruments of $4 million and $9 million during the three and six months ended June 30, 2009, respectively, and net realized and unrealized gains of $18 million and $2 million during the three and six months ended June 30, 2008, respectively. Refer to Note 9 to the accompanying condensed consolidated financial statements for a more detailed discussion of our derivative transactions.
Provision for Income Taxes
     The provisions for income taxes were $267 million and $337 million for the three and six months ended June 30, 2009, respectively, as compared to the provisions for income taxes of $82 million and $192 million for the corresponding periods in 2008. The effective tax rates were 60% and 53% for the three and six months ended June 30, 2009, respectively, as compared to the effective tax rates of 50% and 55% for the corresponding periods in 2008. The effective tax rate for the 2009 periods differed from the federal statutory rate of 35% due primarily to the permanent difference on the $125 million gain from the sale of 50% of our ownership interest in Discovery Kids, the $127 million gain as a result of “stepping up” our basis for the 50% retained interest in Discovery Kids, and to a lesser extent state income taxes. The increases were partially offset by the release of a valuation allowance of $12 million on a previously recorded capital loss.
     The effective tax rate for the three and six months ended June 30, 2008 differed from the federal statutory rate of 35% principally due to the presentation of the Newhouse Transaction as though it was consummated on January 1, 2008 in accordance with Accounting Research Bulleting No. 51, Consolidated Financial Statements, as amended (“ARB 51”). Accordingly, Discovery’s condensed consolidated financial statements and notes include the gross combined financial results of both DHC and DCH since January 1, 2008. Prior to the Newhouse Transaction on September 17, 2008, DHC owned 66 2/3% of DCH and, therefore, recognized a portion of DCH’s operating results. As a result, the tax provision for the three and six months ended June 30, 2008 includes the taxes recognized by both DCH and DHC related to the portion of DCH’s operating results recognized by DHC. DHC recognized $29 million and $52 million of deferred tax expense related to its investment in DCH prior to the Newhouse Transaction (net of tax benefit from intangible amortization related to the spin-off of Travel Channel in 2007) for the three and six months ended June 30, 2008, respectively.
Net Loss (Income) Attributable to Non-Controlling Interests
     Net loss (income) attributable to non-controlling interests represents the portion of net operating results allocable to the non-controlling partners, which were $6 million and $2 million for the three and six months ended June 30, 2009, respectively, and $(39) million and $(79) million for the corresponding periods in 2008. The decrease in net loss (income) attributable to non-controlling interests for the 2009 periods is primarily a result of allocating a portion of DCH’s profits to Advance/Newhouse for its ownership interest in DCH for periods prior to the Newhouse Transaction.

Stock Dividends to Preferred Interests
     During the quarter ended June 30, 2009, the Company recognized $2 million of non-cash stock dividends for the release of preferred stock from escrow.
Income (Loss) From Discontinued Operations, Net of Tax
     In connection with the Newhouse Transaction, DHC completed the spin-off to its shareholders of AMC. Additionally, in September 2008, DHC sold its ownership interests in AMSTS and AccentHealth. ASMTS and AccentHealth were components of the AMC business. Accordingly, total revenues of $174 million and $348 million for the three and six months ended June 30, 2008, respectively, have been excluded from our total revenues, and total operating costs and expenses of $171 million and $345 million for the 2008 periods have been excluded from our total revenues. As the combined net income of $2 million for these entities was not significant for the three and six months ended June 30, 2008, their results of operations are reported as a component of Other non-operating income, net in the Condensed Consolidated Statements of Operations.
Segment Results of Operations
     We manage and report our operations in three segments: U.S. Networks; International Networks; and Commerce, Education, and Other. Corporate primarily consists of corporate functions, executive management, administrative support services, and ancillary revenues and expenses from a consolidated joint venture. Corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon decisions made directly by segment executives. Operating results exclude mark-to-market share-based compensation expense, restructuring and impairment charges, and gains (losses) on asset dispositions, consistent with our segment reporting. Refer to Note 19 to the accompanying condensed consolidated financial statements for a further description of our segments.
     We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expense excluding (i) mark-to-market share-based compensation expense, (ii) amortization of deferred launch incentives, (iii) restructuring and impairment charges, and (iv) gain (loss) on asset dispositions. Management uses Adjusted OIBDA to assess the operational strength and performance of our segments. Management uses this measure to view operating results, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze operating performance of each segment using the same metric management uses and also provides investors a measure to analyze operating performance of each segment against historical data. We exclude mark-to-market share-based compensation expense, restructuring and impairment charges, and gains (losses) on asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. We also exclude the amortization of deferred launch incentives because these payments are infrequent and the amortization does not represent cash payments in the current reporting period. Because Adjusted OIBDA is a non-GAAP measure, it should be considered in addition to, but not a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance reported in accordance with U.S. GAAP.
     The following table presents our revenues by segment and certain consolidated operating expenses, contra revenue amounts, and Adjusted OIBDA (in millions).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	%Change	2009	2008	%Change
		(recast)			(recast)
Revenues:
U.S. Networks	$557	$544	2%	$1,066	$1,028	4%
International Networks	283	298	(5)%	538	564	(5)%
Commerce, Education, and Other	40	41	(2)%	89	81	10%
Corporate and intersegment eliminations	1	2	(50)%	5	21	(76)%

Total revenues	881	885	0%	1,698	1,694	0%
Costs of revenues (1)	(257)	(254)	1%	(510)	(496)	3%
Selling, general and administrative (1)	(256)	(316)	(19)%	(505)	(603)	(16)%
Add: Amortization of deferred launch incentives (2)	13	21	(38)%	27	42	(36)%

Adjusted OIBDA	$381	$336	13%	$710	$637	11%

(1)	Costs of revenues and selling, general and administrative expenses exclude depreciation and amortization, income (expense) arising from long-term incentive plan awards (mark-to-market), exit and restructuring charges, gain on business dispositions, and impairment of intangible assets.

(2)	Amortization of deferred launch incentives are included in distribution revenues for U.S. GAAP reporting, but are excluded from Adjusted OIBDA.
     The following table presents our Adjusted OIBDA by segment with a reconciliation of Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	%Change	2009	2008	%Change
		(recast)			(recast)
Adjusted OIBDA:
U.S. Networks	$330	$296	11%	$605	$554	9%
International Networks	92	97	(5)%	188	177	6%
Commerce, Education, and Other	5	(3)	(267)%	11	(3)	(467)%
Corporate and intersegment eliminations	(46)	(54)	15%	(94)	(91)	(3)%

Total adjusted OIBDA	381	336	13%	710	637	11%
Gain on business disposition	252	—	NM	252	—	NM
Asset impairments	(26)	—	NM	(26)	—	NM
Expense arising from long-term incentive plan awards (mark-to-market)	(54)	(54)	0%	(86)	(18)	(378)%
Depreciation and amortization	(40)	(49)	(18)%	(78)	(96)	(19)%
Exit and restructuring charges	(14)	(4)	250%	(17)	(4)	(325)%
Amortization of deferred launch incentives	(13)	(21)	(38)%	(27)	(42)	36%

Total operating income	$486	$208	134%	$728	$477	53%

NM	=	not meaningful
U.S. Networks
     The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	%Change	2009	2008	%Change
		(recast)			(recast)
Revenues:
Distribution	$247	$236	5%	$495	$460	8%
Advertising	290	288	1%	534	527	1%
Other	20	20	0%	37	41	(10)%

Total revenues	557	544	2%	1,066	1,028	4%
Costs of revenues	(126)	(124)	2%	(257)	(240)	7%
Selling, general and administrative	(106)	(134)	(21)%	(215)	(254)	(15)%
Add: Amortization of deferred launch incentives	5	10	(50)%	11	20	(45)%

Adjusted OIBDA	330	296	11%	605	554	9%
Expense arising from long-term incentive plan awards (mark-to-market)	(2)	(1)	100%	(1)	(6)	(83)%
Asset impairments	(20)	—	NM	(20)	—	NM
Depreciation and amortization	(8)	(14)	(43)%	(16)	(28)	(43)%
Gain on business disposition	252	—	NM	252	—	NM
Exit and restructuring charges	(7)	—	NM	(7)	—	NM
Amortization of deferred launch incentives	(5)	(10)	(50)%	(11)	(20)	(45)%

Operating income	$540	$271	99%	$802	$500	60%

NM	=	not meaningful

Revenues
     Total revenues increased $13 million and $38 million for the three and six months ended June 30, 2009, respectively, as compared to total revenues for the corresponding periods in 2008. The increase in total revenues was due primarily to increases in distribution revenues of $11 million and $35 million, respectively, and increases in advertising revenues of $2 million and $7 million, respectively. Other revenues for the three months ended June 30, 2009 remained equal as compared to the same period in 2008 while other revenues for the six months ended June 30, 2009 decreased $4 million when compared to the corresponding period in 2008.
     Increased distribution revenues for the three and six month periods were due to an increase in paying subscribers, principally for networks carried on the digital tier, and annual contractual rate increases. Additionally, distribution revenues increased as amortization of contra revenue items, primarily launch incentives, declined $5 million and $9 million for the three and six month periods. The increases in distribution revenues were partially offset by the absence of a one-time revenue correction recorded during the second quarter of 2008 that increased revenues $8 million and the effect of deconsolidating Discovery Kids in May 2009, which resulted in a decline of $3 million for the three month period.
     Advertising revenues increased as a result of increased pricing and higher ratings, which were partially offset by lower cash sellouts.
Costs of Revenues
     Costs of revenues, which consist primarily of content amortization expense, production costs, and distribution costs, increased $2 million and $17 million for the three and six months ended June 30, 2009, respectively, as compared to costs of revenues for the corresponding periods in 2008. The increases in costs of revenues were due primarily to higher content amortization expense. For the three and six month periods, content amortization expense increased $10 million and $22 million, respectively, due to a higher content asset balance, reflecting our continued investment in content. These increases were partially offset by declines of $7 million and $10 million for the three and six month periods in charges related to the decision not to proceed with certain completed and in-process content and the effect of deconsolidating Discovery Kids in May 2009, which resulted in a decline of $1 million and $2 million for the three and six months ended June 30, 2009, respectively.
Selling, General and Administrative
     Selling, general and administrative expenses, which are principally comprised of employee costs, marketing costs, research and development costs, and occupancy and back office support fees, decreased $28 million and $39 million for the three and six months ended June 30, 2009, respectively, when compared to selling, general and administrative expenses for the similar periods in 2008. The decreases were attributable primarily to lower marketing costs and to a lesser extent overhead costs. Also contributing to the decline was the effect of deconsolidating Discovery Kids in May 2009 resulted in a decline of $2 million and $3 million for the three and six months ended June 30, 2009. These decreases were partially offset by increased costs related to the consolidation of OWN beginning in July 2008. Costs incurred related to OWN were $7 million and $13 million for the three and six months ended June 30, 2009, respectively.
Adjusted OIBDA
     Adjusted OIBDA increased $34 million and $51 million for the three and six months ended June 30, 2009, respectively, as compared to Adjusted OIBDA for the corresponding periods in 2008. The increases were primarily due to higher distribution revenues and lower selling, general and administrative expenses. Increased distribution revenues were due to an increase in paying subscribers for networks carried on the digital tier, annual contractual rate increases, and a reduction in the amortization of launch incentives. The decrease in selling, general and administrative expenses was attributable to lower marketing and overhead costs. These improvements were partially offset by the absence of the one-time adjustment to revenues in the second quarter of 2008, increases in content amortization expense, and the consolidation of OWN beginning in July 2008.

International Networks
     The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	%Change	2009	2008	%Change
		(recast)			(recast)
Revenues:
Distribution	$179	$182	(2)%	$356	$360	(1)%
Advertising	78	90	(13)%	135	155	(13)%
Other	26	26	0%	47	49	(4)%

Total revenues	283	298	(5)%	538	564	(5)%
Costs of revenues	(108)	(102)	6%	(200)	(197)	2%
Selling, general and administrative	(91)	(110)	(17)%	(166)	(212)	(22)%
Add: Amortization of deferred launch incentives	8	11	(27)%	16	22	(27)%

Adjusted OIBDA	92	97	(5)%	188	177	6%
Asset impairments	(6)	—	NM	(6)	—	NM
Depreciation and amortization	(11)	(11)	0%	(21)	(20)	5%
Exit and restructuring charges	(3)	—	NM	(4)	—	NM
Amortization of deferred launch incentives	(8)	(11)	(27)%	(16)	(22)	(27)%

Operating income	$64	$75	(15)%	$141	$135	4%

NM	=	not meaningful
Revenues
     Total revenues decreased $15 million and $26 million for the three and six months ended June 30, 2009, respectively, as compared to total revenues for the corresponding periods in 2008. The decrease in total revenues was due primarily to unfavorable impacts of foreign currency exchange rates of $34 million and $66 million, respectively. Excluding the impact of foreign currency exchange rates, total revenues increased $19 million and $40 million for the three and six months ended June 30, 2009, respectively.
     Distribution revenues decreased $3 million and $4 million for the three and six months ended June 30, 2009, respectively, as compared to distribution revenues for the corresponding periods in 2008. The decline in distribution revenues was driven by unfavorable impacts of foreign currency exchange rates of $17 million and $34 million for the three and six month periods. Excluding the unfavorable impacts of foreign currency exchange rates, distribution revenues increased $14 million and $30 million for the three and six month periods. These increases were attributable to an increase in paying subscribers in Latin America, EMEA, and Asia-Pacific, which reflect the growth in pay television subscribers in these regions.
     Advertising revenues decreased $12 million and $20 million for the three and six months ended June 30, 2009, respectively, as compared to advertising revenues for the corresponding periods in 2008. Decreased advertising revenues were due to unfavorable impacts of foreign currency exchange rates of $14 million and $26 million for the three and six month periods. Excluding the unfavorable impacts of foreign currency exchange rates, advertising revenues increased $2 million and $6 million for the three and six month periods. The increases were primarily due to growth in EMEA and the U.K. reflecting higher viewership combined with an increased subscriber base.
Costs of Revenues
     Costs of revenues, which consist primarily of content amortization expense, production costs, and distribution costs, increased $6 million and $3 million for the three and six months ended June 30, 2009, respectively, as compared to costs of revenues for the corresponding periods in 2008. The increases in costs of revenues were net of favorable impacts of foreign currency exchange rates of $13 million and $28 million, respectively. Excluding the favorable impacts of foreign currency exchange rates, costs of revenues increased $19 million and $31 million for the three and six month periods. The increases were due primarily to higher content amortization expense. For the three and six month periods, content amortization expense increased $7 million and $12 million, respectively, due to a higher content asset balance, reflecting our continued investment in original content production and language customization to support additional local feeds for growth in local advertising sales. Also contributing to higher content amortization expense were increases of $11 million in charges related to the decision not to proceed with certain completed and in-process content for both the three and six month periods.
Selling General and Administrative
     Selling, general and administrative expenses, which are principally comprised of employee costs, marketing costs, occupancy and back office support fees, decreased $19 million and $46 million for the three and six months ended June 30, 2009, respectively, when compared to selling, general, and administrative expenses for the similar periods in 2008. For the three month period, there were favorable impacts of foreign currency exchange rates of $12 million and a decline of $4 million in marketing and employee costs. Favorable impacts of foreign currency exchange rates of $24 million and a decline of $15 million in marketing and employee costs as a result of cost saving initiatives and improvements in operating efficiencies contributed to the decline in selling, general and administrative expense for the six month period.
Adjusted OIBDA
     Adjusted OIBDA decreased $5 million and increased $11 million for the three and six months ended June 30, 2009, respectively, as compared to Adjusted OIBDA for the corresponding periods in 2008. Excluding the impacts of foreign exchange currency exchange rate fluctuations, Adjusted OIBDA increased $7 million and $30 million, respectively. The increases reflect growth in distribution revenues and a decline in selling, general and administrative expenses, which were partially offset by increases in costs of revenues. Increased distribution revenues reflect the growth in our paying subscriber base internationally. The decreases in selling, general, and administrative expenses were attributable to lower marketing and employee costs. These improvements were partially offset by higher content amortization expense attributable to a higher content asset balance and charges related to the decision not to proceed with certain completed and in-process content.

Commerce, Education, and Other
     The following table presents, for our Commerce, Education, and Other segment, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (loss) (in millions).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	%Change	2009	2008	%Change
		(recast)			(recast)
Revenues:
Other	$40	$41	(2)%	$89	$81	10%

Total revenues	40	41	(2)%	89	81	10%
Costs of revenues	(24)	(26)	(8)%	(52)	(51)	2%
Selling, general and administrative	(11)	(18)	(39)%	(26)	(33)	(21)%

Adjusted OIBDA	5	(3)	267%	11	(3)	467%
Depreciation and amortization	(1)	(3)	(67)%	(2)	(5)	(60)%
Exit and restructuring charges	(1)	(4)	(75)%	(1)	(4)	(75)%

Operating income (loss)	$3	$(10)	130%	$8	$(12)	167%

Revenues
     Total revenues decreased $1 million for the three months ended June 30, 2009 as compared to total revenues for the corresponding period in 2008 due to a $3 million decrease in sales of hardcopy education content, commerce sales, and sound services, offset by a $2 million increase in online streaming distribution revenues. Total revenues for the six months ended June 30, 2009 increased $8 million as compared to total revenues for the same period in 2008, principally due to growth in online streaming distribution revenues, partially offset by a decline in sales of hardcopy education content. Also contributing to the increase for the six month period were higher commerce sales as a result of selling our inventory to our third party distributor, reflecting the transition of our commerce business to a licensing model. We expect this transition will result in a reduction in our commerce revenue and direct operating expenses for the remainder of 2009.
Costs of Revenues
     Costs of revenues, which consist principally of content amortization expense, production costs, and royalty payments, decreased $2 million for the three months ended June 30, 2009 as compared to costs of revenues for the corresponding period in 2008 primarily due to a reduction in direct operating costs as a result of the transition of our commerce business to a licensing model in the first quarter of 2009. Costs of revenues increased $1 million for the six months ended June 30, 2009 primarily due to higher costs of sold inventory for our commerce business as result of selling our inventory to our third party distributor, in connection with the transition of our commerce business to a licensing model.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, which are principally comprised of employee costs, occupancy and back office support fees, decreased $7 million for both the three and six months ended June 30, 2009 when compared to selling, general and administrative expenses for the corresponding periods in 2008 primarily due to cost reductions in the commerce business. The declines in expenses at the commerce business were attributable to lower employee costs as a result of the transition to a licensing model.
Adjusted OIBDA
     Adjusted OIBDA increased $8 million and $14 million for the three and six months ended June 30, 2009, respectively, as compared to Adjusted OIBDA for the corresponding periods in 2008. The increases principally reflect higher revenues from online streaming distribution revenues and cost reductions from the transition of our commerce business to a licensing model.

Corporate and Intersegment Eliminations
     The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	%Change	2009	2008	%Change
		(recast)			(recast)
Revenues:
Other	$1	$2	(50)%	$5	$21	(76)%

Total revenues	1	2	(50)%	5	21	(76)%
Costs of revenues	1	(2)	(150)%	(1)	(8)	(88)%
Selling, general and administrative	(48)	(54)	(11)%	(98)	(104)	(6)%

Adjusted OIBDA	(46)	(54)	15%	(94)	(91)	(3)%
Expense arising from long-term incentive plan awards (mark-to-market)	(52)	(53)	(2)%	(85)	(12)	608%
Depreciation and amortization	(20)	(21)	(5)%	(39)	(43)	(9)%
Exit and restructuring charges	(3)	—	NM	(5)	—	NM

Operating loss	$(121)	$(128)	5%	$(223)	$(146)	(53)%

NM	=	not meaningful
     Corporate primarily consists of corporate functions, executive management, administrative support services, and ancillary revenues and expenses from a consolidated joint venture. Consistent with our segment reporting, corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives.
     Corporate revenues decreased $1 million and $16 million for the three and six months ended June 30, 2009, respectively, when compared with the corresponding periods in 2008, primarily due to decreased ancillary revenues from a consolidated joint venture, whose primary sales were of the Planet Earth DVD. Corporate selling, general and administrative expenses decreased $6 million for both the three and six months ended June 30, 2009 driven by lower consulting costs.
LIQUIDITY AND CAPITAL RESOURCES
     This section provides a description of our primary sources and uses of cash, as well as significant transactions affecting liquidity, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
Sources of Cash
     Our principal sources of liquidity are cash in-hand, cash flows from operations, proceeds from a business disposition, and borrowings under our credit facilities. We anticipate that our cash flows from operations, existing cash, cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
     As of June 30, 2009, we had approximately $1.9 billion of total liquidity, comprised of $339 million in cash and cash equivalents and the ability to borrow approximately $ 1.6 billion under our revolving credit facility.
Operating Activities
     For the six months ended June 30, 2009, our cash provided by operating activities was $320 million, as compared to $182 million for the same period in 2008, driven by an increase in cash provided by working capital. The components of working capital are subject to fluctuation based on the timing of cash transactions related to programming schedules, collection of accounts receivable, and payment of operating expenditures.
Investing Activities
     Cash provided by investing activities for the six months ended June 30, 2009was $288 million compared to $22 million during the corresponding period in 2008. The increase primarily reflects $300 million we received from Hasbro in exchange for a 50% ownership interest in a new joint venture that will operate the Discovery Kids business.
Financing Activities
     Our committed debt facilities include three term loans, a revolving loan facility, and various senior notes payable. Credit Agreement Supplement No. 1 (“Term Loan C”) to Term Loan B was entered into on May 14, 2009 for $500 million maturing on May 14, 2014. The loan bears interest at an initial interest rate of LIBOR plus 3.25%, with a LIBOR floor of 2.00%. Term Loan C is repayable in equal quarterly installments of $1.25 million beginning on June 30,2009 with the balance due at the maturity date. The cash proceeds of Term Loan C, net of issuance costs and discount, were $478 million and were used to pay down existing debts. Total commitments of these facilities were $5 billion at June 30, 2009. Debt outstanding on these facilities aggregated $3.4 billion at June 30, 2009, providing excess debt availability of $1.6 billion.
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

     Term Loan B and Term Loan C are secured by DCH’s assets, excluding assets held by its subsidiaries. Term Loan A, the revolving loan and senior notes are unsecured. The debt facilities contain covenants that require the respective borrowers to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. We were in compliance with all debt covenants as of June 30, 2009.
Uses of Cash
     Our primary uses of cash include the creation and acquisition of new content, commitments to equity affiliates, and debt and related interest payments.
Financing Activities
     During the six months ended June 30, 2009, $371 million of cash was used in financing activities as compared to $122 million used during the similar period in 2008. Our primary use of cash for financing activities during 2009 was principal payments under our bank facilities and senior notes totaling $833 million, of which $104 million were mandatory payments. This outflow was partially offset by $478 million in net cash proceeds from Term Loan C discussed above. During the six months ended June 30, 2008, our primary use of cash for financing activities was mandatory principal payments under our bank facilities and senior notes totaling $187 million, which was partially offset by additional borrowings of $92 million under our revolving credit facility.
     In 2009, we expect our uses of cash to be approximately $ 1 billion for debt repayments, between $230 million and $260 million for interest expense, and $50 million to $60 million for capital expenditures. We will also be required to make payments for employee cash settled equity awards. Amounts expensed and payable for cash settled equity awards are dependent on future calculations of fair value which are primarily affected by changes in our stock price, changes in the number of awards outstanding, and changes to the plan.
     On July 23, 2008, we formed a 50-50 joint venture with Oprah Winfrey and Harpo, Inc. Pursuant to the venture agreement, Discovery is committed to loan up to $100 million to the venture through September 30, 2011 to fund operations, of which $18 million has been funded as of June 30, 2009. We anticipate that a significant portion of the $100 million funding obligation will occur in 2009. We expect to recoup the entire amount contributed in future periods provided that the joint venture is profitable and has sufficient funds to repay us.
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
     On June 17, 2009, we filed a Registration Statement on Form S-3 (“shelf registration”) with the SEC in which we registered securities, including debt securities, common stock, and preferred stock. While we are not required to issue securities under this shelf registration, we may issue securities at a future date.
     Our access to capital markets can be affected by factors outside of our control. In addition, our cost to borrow is impacted by market conditions and our financial performance as measured by certain credit metrics defined in our credit agreements, including interest coverage and leverage ratios.
     We expect to have sufficient cash flow from operations in 2009, combined with $339 million of cash on hand at June 30, 2009, to meet current year interest payments, remaining expected capital expenditures, and remaining mandatory principal repayments of $197 million. In addition, we have $1.6 billion of available capacity on our existing revolving credit facility if our cash flow from operations is less than anticipated.

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
     Capital expenditures of $102 million in 2008 included the investment in building improvements, broadcast equipment, computer hardware/software, and office furniture/equipment, including $35 million related to AMC, which was spun off in September 2008. Therefore, capital expenditures of continuing operations in 2008 were $67 million. We expect capital expenditures to be between $50 million and $60 million during 2009.
     We anticipate $296 million of our Term Loan A debt will mature in 2010 as will any remaining revolving debt. We expect to meet a significant portion of the maturing debt obligations through cash flows from operations. We are also considering various options for refinancing debt in both the public and private credit markets. If we are unable to access additional credit or if we do not have the ability to refinance the maturing debt, we could bridge a portion of our remaining 2010 cash needs by taking advantage of flexibility in our cost structure and reducing certain expenditures.
Contractual Obligations
     We have agreements covering leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2028. We are obligated to license programming under agreements with content suppliers that expire over various dates. We also have other contractual commitments arising in the ordinary course of business.
Off-Balance Sheet Arrangements
     We have no material off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions believed reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. Critical accounting policies impact the presentation of our financial condition and results of operations and require significant judgment and estimates. An appreciation of our critical accounting policies facilitates an understanding of our financial results. Amounts disclosed relate to Discovery for June 30, 2009 and 2008. Unless otherwise noted, we applied critical accounting policies and estimates methods consistently in all material respects and for all periods presented. For further information regarding these critical accounting policies and estimates, please see the Notes to our condensed consolidated financial statements.
Revenues
     We derive revenues from (i) distribution revenues from cable systems, satellite operators and other distributors, (ii) advertising aired on our networks and websites, and (iii) other, which is largely e-commerce and educational sales.
Distribution
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

Advertising
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
Other
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
Derivative Financial Instruments
     FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”), requires every derivative instrument to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. We use financial instruments designated as cash flow hedges. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) as interest expense is recorded for debt. We use the cumulative dollar offset method to assess effectiveness. To be highly effective, the ratio calculated by dividing the cumulative change in the value of the actual swap by the cumulative change in the hypothetical swap must be between 80% and 125%. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We use derivative instruments principally to manage the risk associated with the movements of foreign currency exchange rates and changes in interest rates that will affect the cash flows of our debt transactions. Refer to Note 9 for additional information regarding derivative instruments held by us and our risk management strategies.
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
     Ultimate revenue assessments include advertising and affiliate revenue streams. Ancillary revenue is considered immaterial to the assessment. Changes in management’s assumptions, such as changes in expected use, could significantly alter our estimates for amortization. Amortization is approximately $172 million and $339 million for the three and six months ended June 30, 2009, respectively. The unamortized programming balance at June 30, 2009 is $1.3 billion.
     If we expect to alter the planned use of programming because of a change in network strategy, we write it down to its net realizable value based on adjusted ultimate revenues when we identify the need to alter the planned use. On a periodic basis, management evaluates the net realizable value of content in conjunction with our strategic review of the business. Changes in management’s assumptions, such as changes in expected use, could significantly alter our estimates for write-offs. Consolidated content impairment, including accelerated amortization of certain programs is approximately $17 million and $26 million for the three and six months ended June 30, 2009, respectively.
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
     The value of units in the LTIP is calculated using the Black-Scholes model each reporting period, and the change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. Compensation expense, including the change in fair value, is attributed using the straight-line method during the vesting period. We use volatility of DHC common stock or our common stock, if available, in our Black-Scholes models. However, if the term of the units is in excess of the period common stock that has been outstanding, we use a combination of historical and implied volatility. Different assumptions could result in different market valuations. However the most significant factor in determining the unit value is the price of our common stock.
Goodwill and Indefinite-lived Intangible Assets
     On September 17, 2008, we were formed as a result of DHC and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective interests in DCH and exchanging those interests with the Company (the “Newhouse Transaction”). The Newhouse Transaction provided, among other things, for the combination of DHC’s 66 2 / 3 % interest with Advance/Newhouse’s 33 1 / 3 % interests in DCH.
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
     We performed our annual goodwill impairment testing in accordance with FASB Statement No. 142, Goodwill and Other Intangibles Assets (“FAS 142”) on November 30, 2008. Under the guidelines established by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“FAS 131”), we have aggregated our operating segments into the following three reportable segments: U.S. Networks, International Networks, and Commerce, Education, and Other. However, the goodwill impairment analysis, under the requirements of FAS 142, is performed at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment as defined in FAS 131.

     The following table presents our goodwill balances, by reporting unit, as of December 31, 2008 and 2007. The December 31, 2008 goodwill balances for each reportable segment agree to Note 7 to the consolidated financial statements. The December 31, 2007 balances have been included for comparative purposes and agree in total to the consolidated goodwill balance included in the Rule 3-09 financial statements of the significant subsidiary, DCH (in millions).

	As of
	December 31,
	2008	2007
Discovery Channel	$2,284	$1,507
TLC	1,551	1,063
Animal Planet	313	229
Other U.S. Networks	1,421	1,263

Total U.S. Networks	5,569	4,062

U.K.	181	181
EMEA	693	397
Latin America	230	55
Asia Pacific	164	130
Antenna Audio	5	6

Total International Networks	1,273	769

Commerce	22	21
Education	16	18
Creative Sound Services	11	—

Total Commerce, Education, and Other	49	39

Total Goodwill	$6,891	$4,870

     We utilized a discounted cash flow (“DCF”) model and market approach to estimate the fair value of our reporting units. The discounted cash flow model utilizes projected financial results for each reporting unit. The projected financial results are created from critical assumptions and estimates which are based on management’s business plans and historical trends. The market approach relies on data from publicly traded guideline companies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, and relevant comparable company earnings multiples.
     A summary of the critical assumptions utilized for our annual impairment tests in 2008 and 2007 are outlined below. We believe this information coupled with our sensitivity analysis considering reporting units whose fair value would not exceed carrying value following a hypothetical reduction in fair value of 10% and 20% provide relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.
     During 2008, there were no significant changes in our reporting units. However, as a result of the Newhouse Transaction we allocated $2.0 billion of goodwill to our reporting units. For the annual goodwill impairment test performed on November 30, 2008, we did not significantly change the methodology from 2007 to determine the fair value of our reporting units. Due to the decline in the global economic environment, we made changes to certain of the assumptions utilized in the discounted cash flow model for 2008 compared with the prior year. For instance, generally we increased discount rates and assumed lower growth rates in our 2008 discounted cash flow calculations. Our assumed growth rates in 2008 were also lower than historical growth rates. The following is a summary analysis of the significant assumptions used in our DCF model, as well as a sensitivity analysis on the impact of changes in certain assumptions to our overall conclusion concerning impairment of our goodwill balances.
     Discount rate: The discount rate represents the expected return on capital. Each of the U.S. Networks’ reporting units generally used a discount rate of 12% for 2008, which represents an increase from a rate of 11% utilized in 2007. The International Networks’ reporting units’ discount rates were a weighted average of 16% and 14% for the years 2008 and 2007, respectively. For our remaining reporting units, discount rates were a weighted average of 15% for the years 2008 and 2007. We used the average interest rate of a 20 year government security over a one year period to determine the risk free rate in our weighted average cost of capital calculation. The difference between our discount rate and the risk free rate was 8% and 7% in 2008 and 2007, respectively.
     Growth assumptions: Projected annual growth is primarily driven by assumed advertising sales and cable subscriber trends offset by expected expenses. Other considerations include historical performance and anticipated economic conditions for the current period and long term.
     We use a five year period of assumed cash flows to assess short-term company net free cash flow for our DCF calculation. We assumed lower overall net free cash flow growth due to current market conditions accompanied by a modest recovery in 2010. The projected revenue growth for the U.S. Networks’ reporting units was a weighted average of 5% for the 2008 DCF calculation, compared with 8% in 2007. U.S. Networks experienced actual revenue growth of 10% in 2008 and 2007, when adjusted for the spin-off of the Travel Channel. The projected expense growth for the U.S. Networks’ reporting units was a weighted average of 5% in 2008, compared with 3% in 2007. The projected revenue growth for the International Networks’ reporting units was a weighted average of 7% for the 2008 DCF calculation, compared with 11% in 2007. International Networks experienced actual revenue growth of 12% and 13% in 2008 and 2007, respectively. The projected expense growth for the International Networks’ reporting units was a weighted average of 6% in 2008, compared with 7% in 2007. The projected revenue growth for our other reporting units was a weighted average of 4% for the 2008 DCF calculation, compared with 8% in 2007. Other reporting units experienced an actual revenue decline of 19% and an increase of 39% in 2008 and 2007, respectively. The historical revenue decline for our other reporting units in 2008 is not relevant due to one time items and the closure of retail stores in the third quarter of 2007. The projected expense decline for other reporting units was 1% in 2008, compared with increases of 4% in 2007.
     We used a weighted average terminal value growth rate of 4% and 5% for the U.S. Networks’ reporting units in our 2008 and 2007 DCF calculations, respectively. We used a weighted average terminal value growth rate of 5% and 6% for the International Networks’

reporting units in our 2008 and 2007 DCF calculations, respectively. We used a weighted average terminal value growth rate of 7% and 5% for our other reporting units in our 2008 and 2007 DCF calculations, respectively. The terminal values used in our DCF model are calculated using the dividend discount model. As a result, the terminal values used for our reporting units are a function of their respective discount rates and terminal value growth rates.
     Market approach assumptions: We used both an Earnings Before Interest Depreciation and Amortization (“EBITDA”) and price per subscriber multiples to estimate fair value using a market approach. The U.S. Networks’ reporting units’ EBITDA multiples ranged from 12 to 6 and from 14 to 4 for 2008 and 2007, respectively. The International Networks’ reporting units’ EBITDA multiples ranged from 15 to 6 and from 18 to 12 for 2008 and 2007, respectively.
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
•	There were no reporting units for which a 10% decline in fair value would result in the reporting unit’s carrying value to be in excess of its fair value.

•	The fair values of the U.K. and the Other U.S. Networks reporting units do not exceed their carrying values by 20%. A hypothetical 20% reduction in fair value of these reporting units results in carrying values in excess of fair value by 9% and 4%, respectively. The goodwill balance attributable to these two reporting units is $1.6 billion in 2008. A 100 basis point change in the discount rate used for these two reporting units’ results in a weighted average 8% decline or 11% rise in fair value. A 50 basis point change in long-term growth rates used for these two reporting units results in a weighted average 4% decline or rise in fair value.
     Reductions of 36% and 34% in the fair value of our largest reporting units (in terms of fair value), Discovery and TLC, respectively, would result in their carrying values exceeding their fair values. Given the reductions required and the assumptions used in our fair value modeling at the time of our impairment review, there did not appear to be any likely changes or trigger events that would indicate an impairment of these reporting units.
     If changes in the fair value of our reporting units caused the carrying value of a reporting unit to exceed its fair value, the second step of the goodwill impairment test would be required to be performed to determine the ultimate amount of impairment loss to record.
     During 2009, we deconsolidated Discovery Kids and reevaluated the fair value of the Other U.S. Networks reporting unit. As a result, the Company allocated $437 million of goodwill assigned to Discovery Kids based on the relative fair values of the network and the portion of the Other U.S. Networks reporting unit that has been retained. The Company used the purchase consideration provided by Hasbro to determine the fair value of Discovery Kids. The significant assumptions used in the DCF models to determine the fair value of the other components of the U.S. Networks reporting unit were generally consistent with those used during year-end 2008, except that the expected cash flows of certain components declined causing long-term growth rates to increase slightly. The market approach relied on public information and involves the exercise of judgment in identifying the relevant comparable company market multiples. The Company multiplied certain financial measures of the Other U.S. Networks reporting unit by the market multiples identified in determining the estimated fair value. A reduction in market multiples and decline in cash flow projections for certain components of the business indicated an impairment of long lived assets of $20 million, included in the long-lived assets discussion below. Despite the reduced fair value of certain components of the Other U.S. Networks reporting unit, the fair value of the reporting unit exceeds its carrying amount, and the goodwill of the reporting unit is not impaired.
     The deconsolidation of Discovery Kids and decline in the value of certain asset groups, results in a change in the results of a hypothetical 20% reduction in the fair value compared with our annual assessment. A hypothetical 20% reduction in fair value of the Other U.S. Networks reporting unit would result in carrying value exceeding fair value by 1%.
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

     The determination of recoverability of goodwill and indefinite lived intangibles requires significant judgment and estimates regarding future cash flows, fair values and the appropriate grouping of assets. Such estimates are subject to change and could result in impairment losses being recognized in the future. If different reporting units, asset groupings, or different valuation methodologies had been used, the impairment test results could have differed.
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
     During the three and six months ended June 30, 2009, we recorded long-lived asset impairments of $26 million primarily related to our HowStuffWorks.com business, a component of the other U.S. Networks reporting unit, due to declines in expected operating performance.
     The determination of recoverability of long-lived assets requires significant judgment and estimates regarding future cash flows, fair values, and the appropriate grouping of assets. Such estimates are subject to change and could result in impairment losses being recognized in the future. If different reporting units, asset groupings, or different valuation methodologies had been used, the impairment test results could have differed.
Redeemable Interests in Subsidiaries
     For those instruments with an estimated redemption value, redeemable interests in subsidiaries are accreted or amortized to an estimated redemption value ratably over the period to the redemption date. Accretion and amortization are recorded as a component of Net loss (income) attributable to non-controlling interests on the Condensed Consolidated Statements of Operations.
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
Recently Issued Accounting and Reporting Pronouncements
Accounting and Reporting Pronouncements Adopted
Subsequent Events
     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 requires disclosure of the date through which an entity has evaluated subsequent events, which for us is the date the financial statements were issued. Effective June 30, 2009, we adopted the provisions of FAS 165, which are being applied prospectively. The adoption of FAS 165 did not have a material impact on our consolidated financial statements. The relevant disclosures required by FAS 165 are included in Note 1.
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in interim financial statements in addition to annual financial statements. Effective June 30, 2009, we adopted the interim disclosure requirements of FSP No. 107-1 and APB 28-1, which are being applied prospectively. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements. The relevant disclosures required by FSP 107-1 and APB 28-1 are included in various notes to our consolidated financial statements.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The provisions of FSP EITF 03-6-1 became effective for us on January 1, 2009. This FSP provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share retrospectively to all prior-period earnings per share computations. The adoption of FSP EITF 03-6-1 did not impact our computation of earnings per share for the periods presented.
Determination of the Useful Life of Intangible Assets
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset pursuant to FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Effective January 1, 2009, we adopted the provisions of FSP 142-3, which are being applied prospectively to intangible assets acquired on or subsequent to the effective date. Our policy is to expense costs incurred to contractually renew or extend the terms of its intangible assets. The adoption of FSP 142-3 did not impact our consolidated financial statements.
Disclosures about Derivative Investments and Hedging Activities
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to include information about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of FAS 161 effective January 1, 2009, which are being applied prospectively. The adoption of FAS 161 did not have a material impact on our consolidated financial statements. The relevant disclosures required by FAS 161 are included in Note 9.
Non-controlling Interests
     In December 2007, the FASB issued FAS 160, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires that non-controlling interests be reported within the equity section of the balance sheet and that the amounts of consolidated net income or loss and consolidated comprehensive income or loss attributable to the parent company and the non-controlling interests are clearly presented separately in the consolidated financial statements. Also, pursuant to FAS 160, where appropriate, losses will be allocated to non-controlling interests even when that allocation may result in a deficit balance. Effective January 1, 2009, we adopted the provisions of FAS 160, which are being applied prospectively, except for the presentation and disclosure requirements, which are being applied retrospectively to all periods presented. Upon adoption of FAS 160, non-controlling interests of $25 million as of December 31, 2008 have been reclassified from Other noncurrent liabilities to Equity attributable to non-controlling interests in the equity section of the Condensed Consolidated Balance Sheets. Additionally, $39 million and $79 million previously recorded as Minority interests, net of tax for the three and six months ended June 30, 2008 has been reclassified to Net income attributable to non-controlling interests and excluded from the caption Net income in the Condensed Consolidated Statements of Operations. The computation of earnings per share for all prior periods is not impacted.
Business Combinations
     In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141R”), which requires, among other matters, that companies expense business acquisition transaction costs; record an asset for in-process research and development; record at fair value amounts for contingencies, including contingent consideration, as of the purchase date with subsequent adjustments recognized in operating results; recognize decreases in valuation allowances on acquired deferred tax assets in operating results, which are considered to be subsequent changes in consideration and are recorded as decreases in goodwill; and measure at fair value any non-controlling interest in the acquired entity. Effective January 1, 2009, we adopted the provisions of FAS 141R, which are being applied prospectively to new business combinations consummated on or subsequent to the effective date. While FAS 141R applies to new business acquisitions consummated on or subsequent to the effective date, the amendments to FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), with respect to deferred tax valuation allowances and liabilities for income tax uncertainties, applies to changes in deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business acquisitions. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”), which amends and clarifies the accounting, recording and measurement of certain contingent assets acquired and liabilities assumed in a business combination. The provisions of FSP 141R-1 were effective immediately and required to be applied retrospectively to business combinations that occurred on or after January 1, 2009. The adoption of FAS 141R and FSP 141R-1, effective January 1, 2009, did not impact our consolidated financial statements. Generally, the impact of FAS 141R will depend on future acquisitions.
Accounting for Collaborative Arrangements
     In December 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity, such as an agreement to co-produce and distribute programming with another media company. Effective January 1, 2009, we adopted the provisions of EITF 07-1, which are being applied retrospectively to all periods presented for all collaborative arrangements as of the effective date. The adoption of EITF 07-1 did not have a material impact on our consolidated financial statements. The relevant disclosures required by EITF 07-1 are included in Note 6.
Fair Value Measurements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and expands the required disclosures about fair value measurement. The provisions of FAS 157 related to financial assets and liabilities as well as nonfinancial assets and liabilities carried at fair value on a recurring basis were adopted prospectively on January 1, 2008 and did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of FAS 157 for non-recurring measurements of non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Effective January 1, 2009, we adopted the provisions of FAS 157 related to non-financial assets and liabilities measured at fair value on a non-recurring basis, which are being applied prospectively. The adoption of FAS 157 for non-recurring measurements of non-financial assets and liabilities did not have a material impact on our consolidated financial statements. The relevant disclosures required by FAS 157 are included in Note 5.
Accounting and Reporting Pronouncements Not Yet Adopted
Consolidation of Variable Interest Entities
     In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R) (“FAS 167”), which amends certain requirements of FIN 46R. Among other matters, FAS 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; amends FIN 46R’s consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances; amends certain guidance in FIN 46R for determining whether an entity is a VIE, which may change an entity’s assessment of which entities with which it is involved are VIEs; requires continuous assessments of whether an entity is the primary beneficiary of a VIE; and requires enhanced disclosures about an entity’s involvement with a VIE. In general, the disclosure requirements are consistent with the provisions of FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The provisions of FAS 167 will be effective for us on January 1, 2010, and will be applied retrospectively to all periods presented. We are currently evaluating the impact that the provisions of FAS 167 will have on our consolidated financial statements.

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
Interest Rates
     The nature and amount of our long-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our interest expense is exposed to movements in short-term interest rates. Of our $3.4 billion of debt, $2.5 billion was floating rate debt at June 30, 2009. Derivative instruments, including variable to fixed and fixed to variable interest rate instruments, are used to modify this exposure. The variable to fixed interest rate instruments had a notional amount of $2.3 billion and had a weighted average interest rate of 4.68% at both June 30, 2009 and December 31, 2008. The fixed to variable interest rate agreements had a notional amount of $50 million and had a weighted average interest rate of 5.82% and 7.90% at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, we have a notional amount of $860 million of forward starting variable to fixed interest rate swaps, of which a notional amount of $560 million will become effective in December 2009 and a notional amount of $300 million will become effective in June 2010. The fair value of our interest rate derivative contracts, adjusted for our credit risk and our counterparties’ credit risk, aggregate $54 million and $106 million at June 30, 2009 and December 31, 2008, respectively.
     Of the total notional amount of $3.2 billion in interest rate derivatives, $2.3 billion of these derivative instruments are highly effective cash flow hedges. The fair value of these hedges in a loss position at June 30, 2009 and December 31, 2008 was $27 million and $70 million, respectively, with changes in the mark-to-market value recorded as a component of Other comprehensive income (loss), net of taxes. We do not expect material hedge ineffectiveness in the next twelve months. As of June 30, 2009, a parallel shift in the interest rate yield curve equal to one percentage point would change the fair value of our interest rate derivative portfolio by approximately $48 million. In addition, a change of one percentage point in interest rates on variable rate debt would impact interest expense by approximately $3 million on an annual basis.
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
Foreign Currency Exchange Rates
     We continually monitor our economic exposure to changes in foreign currency exchange rates and may enter into foreign exchange agreements when appropriate. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. The majority of our foreign currency exposure is to the British pound and the Euro. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into U.S. dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations.
     Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change. At June 30, 2009 and December 31, 2008, the notional amount of foreign exchange derivative contracts was $3 million and $75 million, respectively. These derivative instruments did not receive hedge accounting treatment. The fair value of these derivative instruments aggregates to less than $1 million and $5 million at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, an estimated 10% adverse movement in exchange rates against the U.S. dollar would decrease the fair value of our portfolio by less than $1 million.
     Refer to Note 9 to the accompanying condensed consolidated financial statements for additional information regarding our foreign currency derivative instruments.
Market Values of Investments
     We are exposed to market risk as it relates to changes in the market value of our investments. We invest directly and indirectly through mutual funds in equity instruments of public and private companies. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. During the three months ended June 30, 2009, we sold a common stock investment, which resulted in a pretax gain of $13 million. Our remaining investments at June 30, 2009 had a fair value of $30 million which is recorded as a component of Other current assets on the Condensed Consolidated Balance Sheets. As of June 30, 2009, a 10% decline in the fair value of these investments would reduce the fair value of these investments to $27 million.

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
Changes in Internal Control over Financial Reporting
     There have been no changes to the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     As of December 31, 2009, the Company is required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In the interim, the Company is required to perform the documentation, evaluation and testing required to make these assessments.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
     We experience routine litigation in the normal course of our business. We believe that none of the pending litigation will have a material adverse effect on our consolidated financial condition, future results of operations, or liquidity.

ITEM 1A.	Risk Factors.
     There have been no material changes to our risk factors from those disclosed in PART I., ITEM 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States Securities and Exchange Commission (“SEC”) on February 26, 2009, as revised by the Current Report on Form 8-K filed with the SEC on June 16, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

ITEM 3.	Defaults Upon Senior Securities.
     None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
     The following information reflects voting activities for Discovery’s Annual Meeting of Stockholders held on May 11, 2009.
     Proposal 1: Election of the following to the Company’s Board of Directors:
     Class I Common Stock Directors with terms expiring at the Annual Meeting of Stockholders to be held in 2012, elected by the holders of our Series A and Series B common stock:

	Votes For	Votes Withheld
Robert R. Beck	143,543,053	42,099,115
J. David Wargo	134,913,139	50,729,029
     The terms of office of Paul A. Gould, M. LaVoy Robison, John S. Hendricks, John C. Malone, Robert R. Bennett and David M. Zaslav continued following the meeting. Messrs. Gould, Robison and Hendricks serve as Class II directors, with terms expiring at the Annual Meeting of Stockholders to be held in 2010 and Messrs. Malone, Bennett and Zaslav serve as Class III directors, with terms expiring at the Annual Meeting of Stockholders to be held in 2011.
     Broker non-votes had no effect on voting for the election of directors, and abstentions and unreturned proxies have been treated as votes withheld.
     Preferred Stock Directors with terms of office expiring at the Annual Meeting of Stockholders to be hold in 2010, elected by holders of our Series A preferred stock:

	Votes For	Votes Withheld
Robert J. Miron	71,107,312	0
Steven A. Miron	71,107,312	0
Lawrence S. Kramer	71,107,312	0
     Proposal 2: To consider and vote upon a proposal to ratify the selection of PricewaterhouseCoopers LLP as Discovery Communications, Inc.’s independent auditors for the fiscal year ending December 31, 2009.

Votes For	Votes Against	Abstain
256,177,850	558,274	13,355

ITEM 5.	Other Information.
     None.

ITEM 6.	Exhibits.

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Grant Agreement

10.2	Amendment No. 1 dated May 14, 2009 to the Credit, Pledge and Security Agreement dated May 14, 2007, among Discovery Communications, LLC, as Borrower, Bank of America, N.A., as Administrative Agent and the lenders that are party thereto

10.3	Credit Agreement Supplement No. 1 dated May 14, 2009, among Discovery Communications, LLC, as Borrower, Bank of America, N.A., as Administrative Agent and the lenders that are party thereto

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)
Date: August 4, 2009	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 4, 2009	By:	/s/ Bradley E. Singer
Bradley E. Singer
Senior Executive Vice President and Chief Financial Officer