Form 10-Q
period 2009-09-30
Discovery Communications, Inc.
filed 2009-11-03
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Total number of shares outstanding of each class of the Registrant’s common stock as of October 26, 2009:

Series A Common Stock, $0.01 par value	135,154,668
Series B Common Stock, $0.01 par value	6,598,161
Series C Common Stock, $0.01 par value	141,711,292

DISCOVERY COMMUNICATIONS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30,	December 31,
	2009	2008
		(recast)
ASSETS
Current assets:
Cash and cash equivalents	$401	$100
Receivables, net of allowances of $16 and $16, respectively	775	780
Content rights, net	76	73
Prepaid expenses and other current assets	165	156

Total current assets	1,417	1,109

Noncurrent content rights, net	1,225	1,163
Property and equipment, net	417	395
Goodwill	6,438	6,891
Intangible assets, net	654	716
Other noncurrent assets	590	210

Total assets	$10,741	$10,484

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN SUBSIDIARIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$394	$421
Current portion of long-term debt	39	458
Other current liabilities	329	191

Total current liabilities	762	1,070

Long-term debt	3,472	3,331
Other noncurrent liabilities	416	473

Total liabilities	4,650	4,874

Commitments and contingencies (Note 18)
Redeemable non-controlling interests in subsidiaries	49	49

Equity:
Series A preferred stock, $0.01 par value; authorized 75 shares; issued and outstanding 71 shares at September 30, 2009 and 70 shares at December 31, 2008	1	1
Series C preferred stock, $0.01 par value; authorized 75 shares; issued and outstanding 71 shares at September 30, 2009 and 70 shares at December 31, 2008	1	1
Series A common stock, $0.01 par value; authorized 1,700 shares; issued and outstanding 135 shares at September 30, 2009 and 134 shares at December 31, 2008	1	1
Series B common stock, $0.01 par value; authorized 100 shares; issued and outstanding 7 shares at September 30, 2009 and December 31, 2008	—	—
Series C common stock, $0.01 par value; authorized 2,000 shares; issued and outstanding 142 shares at September 30, 2009 and 141 shares at December 31, 2008	2	2
Additional paid-in capital	6,589	6,545
Accumulated deficit	(531)	(936)
Accumulated other comprehensive loss	(35)	(78)

Equity attributable to Discovery Communications, Inc.	6,028	5,536
Equity attributable to non-controlling interests	14	25

Total equity	6,042	5,561

Total liabilities, redeemable non-controlling interests in subsidiaries and equity	$10,741	$10,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(recast)		(recast)
Revenues:
Distribution	$426	$419	$1,277	$1,239
Advertising	341	332	1,010	1,014
Other	87	94	265	286

Total revenues	854	845	2,552	2,539

Costs of revenues, excluding depreciation and amortization listed below	257	262	767	758
Selling, general and administrative	338	224	929	845
Depreciation and amortization	40	50	118	146
Restructuring and impairment charges	4	13	47	17
Gain on business disposition	—	—	(252)	—

	639	549	1,609	1,766

Operating income	215	296	943	773

Interest expense, net	(66)	(61)	(183)	(196)
Other non-operating income (expense), net	6	(8)	34	(4)

Income from continuing operations before income taxes	155	227	794	573
Provision for income taxes	(54)	(93)	(391)	(285)

Income from continuing operations, net of taxes	101	134	403	288
Income from discontinued operations, net of taxes	—	40	—	42

Net income	101	174	403	330
Less net (income) loss attributable to non-controlling interests	—	(40)	2	(119)

Net income attributable to Discovery Communications, Inc.	101	134	405	211

Stock dividends to preferred interests	(6)	—	(8)	—

Net income available to Discovery Communications, Inc. stockholders	$95	$134	$397	$211

Amounts available to Discovery Communications, Inc. stockholders:
Income from continuing operations, net of taxes	$95	$94	$397	$169
Income from discontinued operations, net of taxes	—	40	—	42

Net income	$95	$134	$397	$211

Income per share from continuing operations available to Discovery Communications, Inc. stockholders, basic and diluted	$0.22	$0.31	$0.94	$0.59

Income per share from discontinued operations available to Discovery Communications, Inc. stockholders, basic and diluted	—	0.13	—	0.15

Net income per share available to Discovery Communications, Inc. stockholders, basic and diluted	$0.22	$0.44	$0.94	$0.74

Weighted average number of shares outstanding:
Basic	424	302	423	287

Diluted	427	302	424	287

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	September 30,
	2009	2008
		(recast)
Operating Activities
Net income	$403	$330
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense (benefit)	196	(47)
Depreciation and amortization	118	195
Asset impairments	26	—
Gains on business dispositions	(252)	(67)
Gains on asset dispositions	—	(9)
Gain on sale of securities	(13)	—
Deferred income taxes	(33)	122
Other noncash expenses, net	26	62
Changes in operating assets and liabilities, net of discontinued operations:
Receivables, net	—	(29)
Accounts payable and accrued liabilities	(21)	(18)
Other, net	(92)	(116)

Cash provided by operating activities	358	423

Investing Activities
Purchases of property and equipment	(43)	(84)
Net cash acquired from Newhouse Transaction	—	45
Business acquisitions, net of cash acquired	—	(8)
Proceeds from asset dispositions	—	13
Proceeds from business dispositions	300	126
Proceeds from sales of securities	22	24

Cash provided by investing activities	279	116

Financing Activities
Ascent Media Corporation spin-off	—	(356)
Net repayments of revolver loans	(315)	(89)
Borrowings from long-term debt, net of discount and issuance costs	970	—
Principal repayments of long-term debt	(1,007)	(191)
Principal repayments of capital lease obligations	(7)	(12)
Cash distribution to non-controlling interest	(9)	—
Proceeds from stock option exercises	26	—
Other financing activities, net	(1)	(10)

Cash used in financing activities	(343)	(658)

Effect of exchange rate changes on cash and cash equivalents	7	2

Change in cash and cash equivalents	301	(117)
Cash and cash equivalents of continuing operations, beginning of period	100	8
Cash and cash equivalents of discontinued operations, beginning of period	—	201

Cash and cash equivalents, end of period	$401	$92

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	Discovery	Non-controlling		Discovery	Non-controlling
	Communications, Inc.	Interests	Total Equity	Communications, Inc.	Interests	Total Equity
Balance as of beginning of period	$5,903	$15	$5,918	$5,536	$25	$5,561

Comprehensive income (loss):
Net income (loss)	101	—	101	405	(2)	403
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(5)	—	(5)	24	—	24
Unrealized (losses) gains on securities and derivative instruments, net	(5)	—	(5)	19	—	19

Total comprehensive income (loss)	91	—	91	448	(2)	446
Stock dividends declared to preferred interests	(6)	—	(6)	(8)	—	(8)
Stock dividends paid to preferred interests	7	—	7	7	—	7
Cash distribution to non-controlling interest	—	(1)	(1)	—	(9)	(9)
Share-based compensation	7	—	7	19	—	19
Issuance of common stock in connection with share-based plans and other	26	—	26	26	—	26

Balance as of end of period	$6,028	$14	$6,042	$6,028	$14	$6,042

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Discovery	Non-controlling		Discovery	Non-controlling
	Communications, Inc.	Interests	Total Equity	Communications, Inc.	Interests	Total Equity
	(recast)	(recast)	(recast)	(recast)	(recast)	(recast)
Balance as of beginning of period	$4,576	$88	$4,664	$4,495	$9	$4,504
Comprehensive income:
Net income	134	40	174	211	119	330
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(14)	—	(14)	(10)	—	(10)
Unrealized gains on securities and derivative instruments, net	2	—	2	1	—	1

Total comprehensive income	122	40	162	202	119	321
Share-based compensation	2	—	2	3	—	3
Ascent Media Corporation spin-off	(708)	—	(708)	(708)	—	(708)
Issuance of preferred stock	210	(112)	98	210	(112)	98
Reversal of deferred tax liability related to DHC’s investment in DCH	1,317	—	1,317	1,317	—	1,317

Balance as of end of period	$5,519	$16	$5,535	$5,519	$16	$5,535

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
Changes in Basis of Presentation — Recast
     As described more fully in Note 2, certain of the 2008 financial information has been recast to reflect the adoption of the statement issued by the Financial Accounting Standards Board (“FASB”) on non-controlling interests in consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Basis of Presentation
Newhouse Transaction and AMC Spin-off
     In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), these condensed consolidated financial statements and notes present the Newhouse Transaction as though it was consummated on January 1, 2008. Accordingly, Discovery’s condensed consolidated financial statements and notes include the gross combined financial results of both DHC and DCH since January 1, 2008, as permitted under U.S. generally accepted accounting principles (“GAAP”).
     Prior to the Newhouse Transaction, DHC accounted for its ownership interest in DCH using the equity method. Accordingly, DHC presented its portion of DCH’s earnings in a separate account in its Statements of Operations. Because the Newhouse Transaction is presented as of January 1, 2008, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 include the gross combined revenues and expenses of both DHC and DCH and do not present the portion of DCH’s earnings previously recorded in DHC’s Statements of Operations as equity investee income during the period January 1, 2008 through September 30, 2008. Additionally, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 present a portion of DCH’s earnings as being allocated to Advance/Newhouse for the period January 1, 2008 through September 30, 2008 in a separate account titled Net (income) loss attributable to non-controlling interests.
     Pursuant to FASB ASC Topic 805, Business Combinations (“ASC 805”), Discovery accounted for the Newhouse Transaction as a non-substantive merger. Accordingly, the assets and liabilities of DCH and DHC were accounted for at the investors’ historical bases prior to the Newhouse Transaction.
     As a result of the AMC spin-off, the results of operations of AMC are presented as Income from discontinued operations, net of taxes in the Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2008. Cash flows from AMC have not been segregated as discontinued operations in the Condensed Consolidated Statements of Cash Flows. Summarized financial information for AMC for the three and nine months ended September 30, 2008 is presented in Note 4.
Unaudited Interim Financial Statements
     The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the financial position, the results of operations, and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
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
Consolidation and Accounting for Investments
     The condensed consolidated financial statements include the accounts of Discovery, all majority-owned subsidiaries in which a controlling interest is maintained, and variable interest entities (“VIE”) for which the Company is the primary beneficiary. Controlling interest is determined by majority ownership interest and the ability to unilaterally direct or cause the direction of management and policies of an entity after considering any third-party participatory rights. The Company applies the guidelines set forth in ASC 810 in evaluating whether it has interests in VIEs and in determining whether to consolidate any such entities. All significant inter-company accounts and transactions between consolidated companies have been eliminated in consolidation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company’s foreign subsidiaries’ assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting asset and liability translation adjustments are included as a separate component of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. Inter-company accounts of a trading nature are revalued at exchange rates in effect at each month-end and are included as part of operating income in the Condensed Consolidated Statements of Operations.
     Investments in entities of 20% to 50%, without a controlling interest, and other investments over which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. Investments in entities of less than 20% over which the Company has no significant influence are accounted for at fair value or using the cost method.
Reclassifications
     Certain reclassifications have been made to the prior year information to conform to the September 30, 2009 presentation.
Subsequent Events
     The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 3, 2009. No material subsequent events have occurred since September 30, 2009 that should be recorded or disclosed in the condensed consolidated financial statements.
2. RECENTLY ISSUED ACCOUNTING AND REPORTING PRONOUNCEMENTS
Accounting and Reporting Pronouncements Adopted
The Hierarchy of Generally Accepted Accounting Principles
     In June 2009, the FASB issued a statement that establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The statement modified the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. All guidance contained in the Codification carries an equal level of authority. The provisions of this statement allow for rules and interpretive releases of the SEC under authority of federal securities laws to also serve as sources of authoritative GAAP for SEC registrants. The provisions became effective for Discovery on September 30, 2009. The only impact to the Company’s consolidated financial statements was to revise references to accounting pronouncements from those of the precodification standards to the references used in the codified hierarchy of GAAP.
Fair Value Measurements
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which amends the guidance for measuring the fair value of liabilities included in FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”). The update reinforces that fair value of a liability is the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Additionally, the update clarifies how the price of an identical or similar debt security that is traded or the price of the liability when it is traded as an asset should be considered in estimating the fair value of the issuer’s liability and that the reporting entity must consider its own credit risk in measuring the liability’s fair value. Effective September 30, 2009, the Company adopted the provisions of ASU 2009-05 for all liabilities measured at fair value, which are being applied prospectively. The adoption of ASU 2009-05 resulted in changing the priority level of inputs used to measure the fair value of liabilities associated with the Company’s deferred compensation plan from Level 2 to Level 1 within the fair value hierarchy in ASC 820. However, this ASU did not change the Company’s valuation techniques or impact the amounts or classifications recorded in the Company’s condensed consolidated financial statements.
     In September 2006, the FASB issued a statement which establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and expands the required disclosures about fair value measurement. The provisions of the statement related to financial assets and liabilities as well as nonfinancial assets and liabilities carried at fair value on a recurring basis were adopted prospectively on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB delayed the effective date of this statement for non-recurring measurements of non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Effective January 1, 2009, the Company adopted the provisions of this statement for non-financial assets and liabilities measured at fair value on a non-recurring basis, which are being applied prospectively. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by ASC 820 are included in Note 5.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Subsequent Events
     In May 2009, the FASB issued a statement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of this statement, located within FASB ASC Topic 855, Subsequent Events (“ASC 855”), require disclosure of the date through which an entity has evaluated subsequent events, which for Discovery is the date the financial statements were issued. Effective June 30, 2009, the Company adopted the provisions of this new statement, which are being applied prospectively. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by this new statement are included in Note 1.
Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued a statement which requires disclosures about the fair value of financial instruments in interim financial statements in addition to annual financial statements. Effective June 30, 2009, the Company adopted the interim disclosure requirements of the statement, which are being applied prospectively. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by FASB ASC Topic 825, Financial Instruments (“ASC 825”), are included in various notes to the consolidated financial statements.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the FASB issued a statement on determining whether instruments granted in share-based payment transactions are participating securities. The provisions of the statement, found under FASB ASC Topic 260, Earnings Per Share (“ASC 260”), became effective for the Company on January 1, 2009. The statement provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share retrospectively to all prior period earnings per share computations. The adoption of the statement did not impact the Company’s computation of earnings per share for the periods presented.
Determination of the Useful Life of Intangible Assets
     In April 2008, the FASB issued a statement which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Effective January 1, 2009, the Company adopted the provisions of this statement, found under FASB ASC Topic 350, Intangibles- Goodwill and Other (“ASC 350”), which are being applied prospectively to intangible assets acquired on or subsequent to the effective date. The Company’s policy is to expense costs incurred to renew or extend the contractual terms of its intangible assets. The adoption of the statement did not impact the Company’s consolidated financial statements.
Disclosures about Derivative Investments and Hedging Activities
     In March 2008, the FASB issued a statement which requires entities to include information in interim and annual financial statements about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Effective January 1, 2009, the Company adopted the provisions of this statement, found under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which are being applied prospectively. The adoption of the statement did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by the statement are included in Note 9.
Non-controlling Interests
     In December 2007, the FASB issued a statement which establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, this statement requires that non-controlling interests be reported within the equity section of the balance sheet and that the amounts of consolidated net income or loss and consolidated comprehensive income or loss attributable to the parent company and the non-controlling interests are clearly presented separately in the consolidated financial statements. Also, pursuant to this statement, where appropriate, losses will be allocated to non-controlling interests even when that allocation may result in a deficit balance. Effective January 1, 2009, the Company adopted the provisions of this statement, found under ASC 810, which are being applied prospectively, except for the presentation and disclosure requirements, which are being applied retrospectively to all periods presented. Upon adoption of this statement, non-controlling interests of $25 million as of December 31, 2008 have been reclassified from Other noncurrent liabilities to Equity attributable to non-controlling interests in the equity section of the Condensed Consolidated Balance Sheets. Additionally, $40 million and $119 million previously recorded as Minority interests, net of tax for the three and nine months ended September 30, 2008 have been reclassified to Net (income) loss attributable to non-controlling interests and excluded from the caption Net income in the Condensed Consolidated Statements of Operations. The computation of earnings per share for all prior periods is not impacted.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Business Combinations
     In December 2007, the FASB issued a statement on business combinations that requires, among other matters, companies expense business acquisition transaction costs; record an asset for in-process research and development; record at fair value amounts for contingencies, including contingent consideration, as of the purchase date with subsequent adjustments recognized in operating results; recognize decreases in valuation allowances on acquired deferred tax assets in operating results, which are considered to be subsequent changes in consideration and are recorded as decreases in goodwill; and measure at fair value any non-controlling interest in the acquired entity. Effective January 1, 2009, the Company adopted the provisions of this statement, FASB ASC Topic 805, Business Combinations (“ASC 805”), which are being applied prospectively to new business combinations consummated on or subsequent to the effective date. While this statement applies to new business acquisitions consummated on or subsequent to the effective date, the amendments to the guidance on accounting for income taxes with respect to deferred tax valuation allowances and liabilities for income tax uncertainties, applies to changes in deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business acquisitions. In April 2009, the FASB issued a position which amends and clarifies the accounting, recording and measurement of certain contingent assets acquired and liabilities assumed in a business combination. The provisions of this position, also located within ASC 805, were effective immediately and required to be applied retrospectively to business combinations that occurred on or after January 1, 2009. The initial adoption of the statement and position, effective January 1, 2009, did not impact the Company’s consolidated financial statements. Generally, the impact of ASC 805 will depend on future acquisitions.
Accounting for Collaborative Arrangements
     In December 2007, the Emerging Issues Task Force (“EITF”) issued a statement which defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity, such as an agreement to co-produce and distribute programming with another media company. Effective January 1, 2009, the Company adopted the provisions of this statement, found under FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”) which are being applied retrospectively to all periods presented for all collaborative arrangements as of the effective date. The adoption of the statement did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by ASC 808 are included in Note 6.
Accounting and Reporting Pronouncements Not Yet Adopted
Revenue Recognition for Multiple-Element Revenue Arrangements
     In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which revises the existing multiple-element revenue arrangements guidance included in FASB ASC Topic 605, Revenue Recognition (“ASC 605”). The revised guidance changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables, and expands the disclosures required for multiple-element revenue arrangements. ASU 2009-13 will be effective for Discovery on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company is currently evaluating the impact that ASU 2009-13 will have on its consolidated financial statements.
Consolidation of Variable Interest Entities
     In June 2009, the FASB issued a statement which revises the existing accounting guidance for interests in a VIE included in ASC 810. Among other matters, the statement requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; amends the consideration of related party relationships in the determination of the primary beneficiary of a VIE; amends certain guidance for determining whether an entity is a VIE, which may change an entity’s assessment of which entities with which it is involved are VIEs; requires continuous assessments of whether an entity is the primary beneficiary of a VIE; and requires enhanced disclosures about an entity’s involvement with a VIE. In general, the disclosure requirements are consistent with the provisions by the FASB on transfers of financial assets and interests in variable interest entities. The provisions of this statement will be effective for Discovery on January 1, 2010, and will be applied retrospectively to all periods presented. The adoption of this statement will result in the Company no longer consolidating the Oprah Winfrey Network and Animal Planet Japan joint ventures effective January 1, 2010. The Company continues to evaluate the impact of deconsolidating the Oprah Winfrey Network and Animal Planet Japan joint ventures and whether the provisions of this statement will further impact its consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. VARIABLE INTEREST ENTITIES
     Discovery holds investments in multiple ventures, most of which were determined to be variable interest entities. The following table provides a list of investments in variable interest entities as of September 30, 2009 and the method of accounting.

	Percentage of	Accounting
	Ownership	Method
Ventures with the British Broadcasting Corporation:
JV Programs, LLC	50%	Consolidated
Joint Venture Network, LLC (“JVN”)	50%	Consolidated
Animal Planet Europe	50%	Consolidated
Animal Planet Latin America	50%	Consolidated
People+Arts Latin America	50%	Consolidated
Animal Planet Asia	50%	Consolidated
Animal Planet Japan	33%	Consolidated

Other ventures:
Oprah Winfrey Network	50%	Consolidated
DHJV Company LLC (“Hasbro — Discovery Joint Venture”)	50%	Equity Method
     For consolidated ventures, $2 million of net losses generated by the ventures was allocated to other venture partners during the nine months ended September 30, 2009. Approximately $9 million of net income generated by the consolidated ventures was allocated to other venture partners during the nine months ended September 30, 2008. Amounts allocated to other venture partners are recorded in Net (income) loss attributable to non-controlling interests in the Condensed Consolidated Statements of Operations.
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
     Pursuant to the venture agreement, Discovery is committed to loan up to $100 million to the venture through September 30, 2011 to fund operations, of which $27 million has been funded through September 30, 2009. To the extent funding the joint venture in excess of $100 million is necessary, the Company may provide additional funds through a member loan or require the venture to seek third party financing. Discovery expects to recoup the entire amount contributed in future periods provided that the joint venture is profitable and has sufficient funds to repay the Company. The parties are currently discussing a number of matters regarding the OWN Network, including digital strategy, the programming and development pipeline, and timing of the launch of the network.
     Pursuant to the venture agreement, Harpo has the right to require the Company to purchase its interest in the OWN Network

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
venture if certain conditions are not met. Additional information regarding Harpo’s put right is disclosed in Note 10.
Hasbro-Discovery Joint Venture
     On May 22, 2009, Discovery and Hasbro, Inc. (“Hasbro”) formed a 50-50 joint venture that will operate a television network and website dedicated to children’s and family entertainment and educational programming. Hasbro acquired a 50% ownership interest in the joint venture, which will hold the assets related to the Discovery Kids Network (“Discovery Kids”) in the U.S., for which Discovery received consideration of $300 million and a tax receivables agreement collectible over 20 years valued at $57 million. Upon purchase of its ownership interest, Hasbro received a step-up in tax basis for its portion of the joint venture assets. To the extent Hasbro has the ability to amortize this tax basis, it is contractually obligated to share the tax benefit as part of purchase consideration. As part of the transaction, Discovery provided Hasbro a guarantee of performance valued at less than $1 million. The maximum remaining exposure to loss under this guarantee of performance is below $265 million. The Company believes the likelihood is remote that this performance guarantee could have a material adverse impact on the Company.
     Hasbro and Discovery have equal representation on the joint venture’s board of directors that oversees a management team responsible for programming, scheduling, and operations. Programming for the joint venture will include animation, game shows, and live-action series and specials. The television network and online presence also will include content from Discovery Kids’ existing library. Discovery provides certain advertising sales services, distribution, origination, and other operational requirements for the joint venture, while Hasbro provides studio-produced programming and merchandising for intellectual property associated with the network. Hasbro is providing the joint venture a $125 million licensing revenue guarantee, which is expected to be earned over the licensing term.
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
     In September 2008, prior to the Newhouse Transaction, DHC sold its ownership interests in Ascent Media Systems & Technology Services, LLC (“AMSTS”) and Ascent Media CANS (DBA “AccentHealth”) AccentHealth for approximately $7 million and $119 million, respectively, in cash. The sale of these companies resulted in pre-tax gains of $3 million for AMSTS and $64 million for AccentHealth. AMSTS and AccentHealth were components of the AMC business. It was determined that AMSTS and AccentHealth were non-core assets, and the sale of these companies was consistent with DHC’s strategy to divest non-core assets. The Company has no continuing involvement in the operations of AMSTS or AccentHealth.
     In September 2008, prior to the Newhouse Transaction, DHC disposed of certain buildings and equipment for approximately $13 million in cash. DHC recognized a pre-tax gain of approximately $9 million in connection with the asset disposals. The disposed assets were part of the AMC business.
     As there is no continuing involvement in the operations of AMC, AMSTS, or AccentHealth, their results of operations and the gains from the business and asset dispositions are presented as Income from discontinued operations, net of taxes in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008. Cash flows from these entities have not been segregated as discontinued operations in the Condensed Consolidated Statements of Cash Flows.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following table presents summary financial information for discontinued operations for the three and nine months ended September 30, 2008 (amounts in millions, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Revenues	$134	$482
Loss from the operations of discontinued operations before income taxes	$(8)	$(6)
Loss from the operations of discontinued operations, net of taxes	$(7)	$(5)
Gains on dispositions, net of taxes	$47	$47
Income from discontinued operations, net of taxes	$40	$42
Income per share from discontinued operations available to Discovery Communications, Inc. stockholders, basic and diluted	$0.13	$0.15
Weighted average number of shares outstanding, basic and diluted	302	287
     No interest expense was allocated to discontinued operations as there was no debt specifically attributable to discontinued operations or that was required to be repaid following the dispositions.
5. FAIR VALUE MEASUREMENTS
     In accordance with ASC 820, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. ASC 820 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on: (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following tables present information about assets and liabilities measured at fair value on a recurring basis (in millions).

		Fair Value Measurements
		as of September 30, 2009 Using:
		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair Value as of	Identical Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$32	$32	$—	$—
Derivatives (Note 9)	6	—	6	—
Liabilities:
Derivatives (Note 9)	(63)	—	(63)	—
Deferred compensation plan	(32)	(32)	—	—
HSW International, Inc. liability	(4)	—	(4)	—
Redeemable non-controlling interests in subsidiaries (Note 10)	(49)	—	—	(49)

	$(110)	$—	$(61)	$(49)

     As disclosed in Note 2, the adoption of ASU 2009-05 resulted in changing the priority level of inputs used to measure the fair value of liabilities associated with the Company’s deferred compensation plan from Level 2 to Level 1 within the fair value hierarchy in ASC 820 as of September 30, 2009. However, this ASU did not change the Company’s valuation techniques or impact the amounts or classifications recorded in the Company’s consolidated financial statements.

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
     The fair value of derivative instruments, which consist of interest rate and foreign currency hedges, is determined using the published market price of similar instruments with similar maturities and characteristics, interest rate yield curves, and measures of interest rate volatility, adjusted for any terms specific to the asset or liability and nonperformance risk. Additional information regarding derivative instruments is available in Note 9.
     The fair value of the deferred compensation plan liability is determined based on the fair value of the related investments elected by employees.
     The Company currently owns approximately 23 million shares (or 43%) of HSW International, Inc. (“HSWI”). The investment is accounted for using the equity method. The Company has agreed to either: (i) distribute approximately 18 million of the HSWI shares to the former shareholders of HowStuffWorks.com, Inc. (“HSW”), or (ii) sell approximately 18 million HSW shares and distribute substantially all proceeds in excess of $0.37 per share to the former shareholders of HSW. Through September 2008, the fair value of the Company’s liability to the former HSW shareholders was determined using a discounted cash flow (“DCF”) analysis. In October 2008, the Company began using a Black-Scholes option pricing model to value the liability.
     The fair value of the redeemable non-controlling interests in subsidiaries is an estimated negotiated value considering the exercise of the BBC put right and an estimate of the proceeds from a hypothetical sale of interests in certain ventures and a distribution of the proceeds to the venture partners based on various rights and preferences. Additional information regarding the redeemable non-controlling interests in subsidiaries is disclosed in Note 10.
     The following table reconciles the beginning and ending balances of Level 3 measurements and identifies the net income the Company recorded (in millions).

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
	Redeemable		Redeemable
	Non-controlling		Non-controlling
	Interests in	HSWI	Interests in
	Subsidiaries	Liability	Subsidiaries
Beginning balance	$(49)	$(43)	$(49)
Total gains (losses):
Included in net income	—	8	—
Included in other comprehensive income	—	—	—
Purchases, sales, issuances, settlements, net	—	—	—
Transfers (in) and/or out of Level 3	—	—	—

Ending balance	$(49)	$(35)	$(49)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
	Redeemable		Redeemable
	Non-controlling		Non-controlling
	Interests in	HSWI	Interests in
	Subsidiaries	Liability	Subsidiaries
Beginning balance	$(49)	$(54)	$(49)
Total gains (losses):
Included in net income	—	19	—
Included in other comprehensive income	—	—	—
Purchases, sales, issuances, settlements, net	—	—	—
Transfers (in) and/or out of Level 3	—	—	—

Ending balance	$(49)	$(35)	$(49)

     Gains recognized for liabilities valued using significant unobservable inputs were reported as a component of Other non-operating income (expense), net in the Condensed Consolidated Statements of Operations.
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
     In June 2009 certain intangible assets and capitalized software costs with carrying values of $40 million and $7 million, respectively, were written down to fair values of $17 million and $4 million, respectively, resulting in pretax charges totaling $26 million. A fair value measurement was required due to a decline in expected future operating results. The fair values were determined by the application of a DCF model and market based approach, which used Level 3 inputs. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature. The market approach relied on public information related to certain financial measures. Additional information regarding the fair value measurements is disclosed in Note 7.
6. CONTENT RIGHTS
     The following table presents a summary of the components of content rights (in millions).

	September 30,	December 31,
	2009	2008
Produced content rights:
Completed	$1,753	$1,420
In-production	219	270
Co-produced content rights:
Completed	424	462
In-production	81	63
Licensed content rights:
Acquired	279	218
Prepaid	15	17

Content rights, at cost	2,771	2,450
Accumulated amortization	(1,470)	(1,214)

Content rights, net	1,301	1,236
Less: Current portion	76	73

Noncurrent portion	$1,225	$1,163

     For the three and nine months ended September 30, 2009, the Company recorded amortization expense related to content rights of

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$179 million and $518 million, respectively. Amortization expense related to content rights was $178 million and $495 million for the three and nine months ended September 30, 2008, respectively. Amortization expense was recorded as a component of Costs of revenues in the Condensed Consolidated Statements of Operations. Amortization expense for the three and nine months ended September 30, 2009 included charges of $19 million and $45 million, respectively, related to the decision not to proceed with certain completed and in-process content at the Company’s U.S. Networks and International Networks segments. Amortization expense for the three and nine months ended September 30, 2008 included charges of $25 million and $40 million, respectively, related to the decision not to proceed with certain completed and in-process content at the Company’s U.S. Networks and International Networks segments. The charges were the result of management evaluating the Company’s programming portfolio assets and concluding that certain programming was no longer aligned with the Company’s strategy and would no longer be aired.
     The Company enters into collaborative co-produced content right arrangements (“co-productions”) whereby it obtains certain editorial and distribution rights to content assets in return for funding production costs. The Company’s level of involvement in co-productions ranges from review of the initial production plan to detailed editorial oversight through each stage of the production process. As the Company shares in the variable risks and rewards of content creation, these co-productions are within the scope of ASC 808.
     The Company capitalizes the net cost of co-productions and amortizes them in accordance with its content amortization policy. The Company’s policy is to record cash receipts for distribution, advertising and royalty revenue that result from the use of co-produced content as gross revenue in accordance with FASB ASC Topic 605, Revenue Recognition (“ASC 605”) as it relates to reporting revenue gross as a principal versus net as an agent. The Company generally does not allocate revenue to specific content rights, and there were no royalty revenues or expenses associated with co-production partners during the three and nine month periods ended September 30, 2009 and 2008. For the three and nine month periods ended September 30, 2009, participation costs of $29 million and $88 million were capitalized as part of co-production content, which included payments of $6 million and $20 million to a co-production partner that is consolidated. Participation costs of $27 million and $66 million were capitalized as a component of co-production content for the three and nine month periods ended September 30, 2008, respectively, which include payments of $7 million and $11 million to a consolidated co-production partner.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
     The following table presents a summary of the Company’s goodwill by reportable segment (in millions).

			Commerce,
	U. S.	International	Education,
	Networks	Networks	and Other	Total
Balance as of December 31, 2008	$5,569	$1,273	$49	$6,891
Disposition	(437)	—	—	(437)
Purchase accounting adjustment	(18)	—	—	(18)
Foreign currency translation adjustments	—	2	—	2

Balance as of September 30, 2009	$5,114	$1,275	$49	$6,438

     Goodwill decreased $453 million during the nine months ended September 30, 2009. The decrease was primarily attributable to the Discovery Kids disposition and an adjustment to the purchase price for the acquisition of HSW.
     As disclosed in Note 3, in May 2009 Discovery and Hasbro formed a joint venture that will operate a television network and website to deliver children’s and family entertainment and educational programming. In connection with the formation of the joint venture, the Company transferred Discovery Kids to the venture, which was previously a component of the Other U.S. Networks reporting unit. For its contribution, the Company received a 50% ownership interest in the joint venture and Hasbro acquired the remaining 50% ownership interest for $357 million. It was determined that Discovery Kids met the definition of a business under ASC 805 and, therefore, the Company allocated $437 million of the Other U.S. Networks reporting unit goodwill to Discovery Kids pursuant to ASC 350. The allocation of goodwill was based on the relative fair values of Discovery Kids and the portion of the Other U.S. Networks reporting unit that was retained.
     During the nine months ended September 30, 2009, the Company reversed a deferred tax liability for losses incurred for other than temporary declines during 2008 in the value of the equity investment in HSWI, which resulted in an $18 million reduction of goodwill.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible Assets
     The following table presents a list of the gross carrying value of the Company’s intangible assets and related accumulated amortization by major category (in millions, except years).

	Weighted Average	September 30, 2009			December 31, 2008
	Amortization Period		Accumulated			Accumulated
	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Trademarks	6	$33	$(15)	$18	$55	$(23)	$32
Customer lists	25	528	(62)	466	611	(107)	504
Other	5	4	(2)	2	36	(24)	12

Total		565	(79)	486	702	(154)	548
Intangible assets not subject to amortization:
Trademarks		168	—	168	168	—	168

Total		$733	$(79)	$654	$870	$(154)	$716

     Intangible assets, net decreased $62 million during the nine months ended September 30, 2009 due primarily to amortization expense and noncash impairment charges. Excluding impairment charges, amortization expense related to intangible assets was $11 million and $20 million during the three months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, amortization expense related to intangible assets, excluding impairment charges, was $39 million and $66 million, respectively.
     The following table presents the Company’s estimate of its aggregate annual amortization expense for intangible assets subject to amortization for the remainder of 2009 and each of the succeeding four years based on the amount of intangible assets as of September 30, 2009 (in millions).

	October 1, 2009 —
	December 31, 2009	2010	2011	2012	2013	Thereafter
Amortization expense	$10	$41	$31	$28	$26	$350

     The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions, or impairments.
Impairments
     As disclosed in Note 3, Discovery sold a 50% interest in Discovery Kids, which was determined to be a business under ASC 805. As a result, the Company was required to allocate goodwill to Discovery Kids based on the relative fair values of Discovery Kids and the remaining portion of the Other U.S. Networks reporting unit. Additionally, the Company tested goodwill and long lived assets, including definite lived intangible assets, for impairment under ASC 350 and ASC 360, respectively, for the remaining portion of the Other U.S. Networks reporting unit as of June 30, 2009.
     The Company used the purchase consideration provided by Hasbro to determine the fair value of Discovery Kids. In determining the fair value of the portion of the reporting unit remaining, the Company used a DCF model and market based approach. The significant assumptions used in the DCF models to determine the fair value of the remaining components of the Other U.S. Networks reporting unit were generally consistent with those used during 2008, except that the expected cash flows of certain components declined causing long-term growth rates to increase slightly. The market approach relied on public information and involved the exercise of judgment in identifying the relevant comparable company market multiples. The Company multiplied certain financial measures of the Other U.S. Networks reporting unit by the market multiples identified in determining the estimated fair value. Based on a decline in expected future operating performance and market multiples for certain asset groups of the Other U.S. Networks reporting unit, the carrying values of certain definite lived intangible assets and capitalized software exceeded their fair values. Accordingly, the Company recorded impairment charges of $17 million and $3 million related to certain definite lived intangible assets and capitalized software, respectively, of the Other U.S. Networks reporting unit. Despite the decline in fair value of the definite lived intangible assets and capitalized software for certain asset groups, the overall fair value of the Other U.S. Networks reporting unit exceeded its carrying amount and, therefore, goodwill of the reporting unit was not impaired.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In addition to the above tests, it was determined that the expected future operating performance for one of the asset groups in the Europe (excluding the United Kingdom), Middle East and Africa (“EMEA”) reporting unit was lower than expected. As a result, the Company tested long lived assets, including definite lived intangible assets, for impairment. The Company used a DCF model to estimate fair value. The DCF model utilized projected financial results, which were generally below those used during 2008. Based on the decline in expected future operating performance, it was determined that the carrying value of certain definite lived intangible assets exceeded their fair values. Accordingly, the Company recorded an impairment charge of $6 million at the EMEA reporting unit. Despite the decline in fair value of the definite lived intangible assets, the overall fair value of the EMEA reporting unit exceeded its carrying amount and, therefore, goodwill of the reporting unit was not impaired.
     Except for the interim impairment tests discussed above, no other interim impairment analyses of the Company’s goodwill or intangible assets have been required in 2009.
8. DEBT
     The following table presents the components of the Company’s outstanding debt by instrument type (in millions).

	September 30,	December 31,
	2009	2008
$1.6 billion Revolving Credit Facility, due October 2010	$—	$315
$1.0 billion Term Loan A, due quarterly December 2008 to October 2010	—	938
$1.5 billion Term Loan B, due quarterly September 2007 to May 2014	1,466	1,478
$500 million Term Loan C, due quarterly June 2009 to May 2014	498	—
7.45% Senior Notes, semi-annual interest, due September 2009	—	55
8.37% Senior Notes, semi-annual interest, due March 2011	220	220
8.13% Senior Notes, semi-annual interest, due September 2012	235	235
Floating Rate Senior Notes, semi-annual interest, due December 2012 (1.99% at September 30, 2009 and 3.3% at December 31, 2008)	90	90
6.01% Senior Notes, semi-annual interest, due December 2015	390	390
5.625% Senior Notes, semi-annual interest, due August 2019	500	—
Other notes payable	1	1
Capital lease obligations	125	67

Total long-term debt	3,525	3,789
Unamortized discount	(14)	—

Long-term debt, net	3,511	3,789
Less: Current portion	39	458

Noncurrent portion	$3,472	$3,331

Term Loans
     On May 14, 2009, Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company, entered into Amendment No. 1 (the “Amendment”) to its Credit, Pledge and Security Agreement dated as of May 14, 2007 with Bank of America, N.A. (as administrative agent and a lender) and the other lenders named therein (“Term Loan B”). The Amendment revises Term Loan B to permit any indebtedness otherwise permitted to be incurred by any restricted subsidiary, as defined in Term Loan B, or DCH to contain restrictions similar to provisions in DCH’s and its subsidiaries’ existing credit facility and privately placed notes, subject to certain conditions. These provisions include restrictions on limitations on guarantees, liens and restricted payments. Term Loan B was further amended in order to eliminate DCH’s obligation to give existing lenders ten business days to commit to any additional term facility.
     On May 14, 2009, DCH entered into Credit Agreement Supplement No. 1 (“Term Loan C”) to its Term Loan B with Bank of America N.A. (as administrative agent and lender). Pursuant to Term Loan C, DCH incurred $500 million of indebtedness, which matures on May 14, 2014. DCH received net proceeds of $478 million from the borrowing after deducting issuance expenses of $12 million recorded as a discount and $10 million of expenses recorded as deferred financing costs. DCH used the net proceeds of the borrowing to repay $163 million and $315 million of indebtedness outstanding under DCL’s Term Loan A and the revolving credit facility, respectively.
     The Term Loan C indebtedness is repayable in equal quarterly installments of $1.25 million beginning June 30, 2009 through

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2014, with the balance due on the maturity date. Term Loan C bears interest at an initial rate of LIBOR plus an applicable margin of 3.25%, with a LIBOR floor of 2.00%, which was 5.25% at September 30, 2009. From May 14, 2009 through September 30, 2009, the weighted average effective interest rate for Term Loan C was 6.03%.
     Term Loan C contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, additional indebtedness, asset sales and capital expenditures) and a total leverage ratio financial maintenance covenant, each of which are identical to Term Loan B. DCH is permitted to prepay Term Loan C in whole or in part at any time at its option with prior notice with no prepayment penalty.
     The events of default under Term Loan C are identical to those under Term Loan B. Discovery’s $1.5 billion Term Loan B and $500 million Term Loan C are each secured by the assets of DCH, excluding assets held by DCH’s subsidiaries.
Senior Notes
     On August 19, 2009, Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of 5.625% Senior Notes maturing on August 15, 2019 (the “August 2019 Notes”). The August 2019 Notes were issued in an underwritten public offering at a price of 99.428% of the principal amount. DCL received net proceeds of $492 million from the offering after deducting the issuance discount of $3 million and issuance expenses of $5 million recorded as deferred financing costs. DCL used the net proceeds of the offering to repay $428 million of indebtedness outstanding under its Term Loan A, prior to final maturity on October 31, 2010. The remaining proceeds will be used for general corporate purposes.
     DCL may, at its option, redeem some or all of the August 2019 Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase. Interest on the August 2019 Notes is payable on August 15 and February 15 of each year, beginning on February 15, 2010. The August 2019 Notes are unsecured and rank equally in right of payment with all of DCL’s other unsecured senior indebtedness. The August 2019 Notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery.
     The August 2019 Notes were issued pursuant to an indenture and a supplemental indenture, dated as of August 19, 2009, among DCL, Discovery and U.S. Bank National Association, as trustee. The indenture and supplemental indenture contain certain covenants and events of default and other customary provisions.
Debt Payments
     The following table presents a summary of scheduled and estimated debt payments, excluding capital lease obligations and other notes payable, for the remainder of 2009 and each of the succeeding four years based on the amount of debt outstanding as of September 30, 2009 (in millions).

	October 1, 2009 —
	December 31, 2009	2010	2011	2012	2013	Thereafter
Long-term debt payments	$5	$20	$240	$345	$20	$2,769

Covenants
     The term loans, revolving loan, and senior notes contain covenants that require the Company to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, borrowing level, mergers, and purchases of capital stock, assets, and investments. The Company was compliant with all debt covenants as of September 30, 2009 and December 31, 2008.
Fair Value of Debt
     The fair value of the Company’s borrowings was $3.6 billion and $3.4 billion at September 30, 2009 and December 31, 2008, respectively, which was estimated based on current market rates and credit pricing for similar debt types and maturities.
9. DERIVATIVE FINANCIAL INSTRUMENTS
     The Company uses derivative financial instruments principally to modify its exposure to market risks from changes in interest rates. The Company does not hold or enter into financial instruments for speculative trading purposes.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company’s interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate swaps, are used to modify this exposure. The majority of the Company’s debt is variable rate and the Company uses derivatives to effectively fix the amount of interest paid. The variable to fixed interest rate instruments are based on the three-month LIBOR rate and have a total notional amount of $2.2 billion and a weighted average interest rate of 4.68% at September 30, 2009. The fixed to variable interest rate agreements have a total notional amount of $50 million and a weighted average interest rate of 4.67% at September 30, 2009. In addition, the Company has forward starting variable to fixed interest rate instruments with a total notional amount of $860 million and a weighted average interest rate of 2.60% at September 30, 2009, of which a notional amount of $560 million will become effective in December 2009 and a notional amount of $300 million will become effective in June 2010.
     During the nine months ended September 30, 2009, the Company has entered into forward starting interest rate swaps with a total notional amount of $300 million, starting June 30, 2010 and maturing on March 31, 2014. The swaps have a weighted average fixed pay rate of 2.90%, and the Company is required to make payments at the three-month LIBOR rate. During the nine months ended September 30, 2009, the Company has terminated interest rate swaps with a total notional amount of $75 million and a net fair value in a loss position of $1 million.
     Of the Company’s total notional amount of $3.1 billion in interest rate derivatives, a notional amount of $2.3 billion of these derivative instruments are highly effective cash flow hedges as of September 30, 2009. The change in the fair value of derivatives designated as hedging instruments is reported as a component of Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Should any portion of these instruments become ineffective due to a restructuring in the Company’s debt, the cumulative fair value, which is currently a net loss of $35 million, would be reclassified from Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. In addition, subsequent monthly changes in fair value would be reported as a component of Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. The Company does not expect material hedge ineffectiveness in the next twelve months. The remaining $810 million in interest rate derivatives have not been designated for hedge accounting under ASC 815. The change in the fair value of derivatives not designated as hedging instruments is reported as a component of Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. The Company presents all derivative fair values on a gross basis on the Condensed Consolidated Balance Sheets.
     The foreign exchange instruments used to hedge foreign currency fluctuations for the Company’s non-U.S. operations are spot, forward, and option contracts. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At September 30, 2009, the notional amount of foreign exchange derivative contracts was $1 million. These derivative instruments have not been designated for hedge accounting under ASC 815.
     The following tables present the notional amount and fair value of the Company’s derivatives as of September 30, 2009 (in millions).

		Asset Derivatives
	Balance Sheet Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	$610	$3

Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	50	3

Total asset derivatives		$660	$6

		Liability Derivatives
	Balance Sheet Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current liabilities	$1,460	$38
Interest rate contracts	Other noncurrent liabilities	250	—

Total		1,710	38

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	1	—
Interest rate contracts	Other current liabilities	385	5
Interest rate contracts	Other noncurrent liabilities	375	20

Total		761	25

Total liability derivatives		$2,471	$63

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following table presents the impact of derivative instruments on the Condensed Consolidated Statement of Operations for the Company’s derivatives in cash flow hedging relationships, all of which are interest rate contracts, for the three and nine months ended September 30, 2009 (in millions).

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Amount recognized in Other comprehensive (loss) income, gross of tax	$(22)	$(5)
Amount reclassified from Accumulated other comprehensive loss into Interest expense, net	$(15)	$(40)
Amount excluded from effectiveness testing and recorded as Other non-operating income (expense), net	$(1)	$(1)
     Gain (loss) from changes in fair values of derivatives that are not designated as hedges are recognized as a component of Other non-operating income (expense), net. The following table presents the impact of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 (in millions).

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Interest rate contracts	$5	$14
Foreign exchange contracts	—	—

Total	$5	$14

Credit-Risk Related Contingencies
     Certain of the Company’s derivative instruments contain credit-risk related contingent features, such as requirements that the Company comply with its credit agreements and cross-default provisions under which the Company will be in default upon the occurrence of certain cross-default events, such as failure to make payments when due in respect to any indebtedness exceeding certain threshold amounts. If the Company were to trigger any of these provisions, the derivative contracts would be in default and the counterparties could request immediate settlement on all of their outstanding derivative contracts with the Company. As of September 30, 2009, the aggregate fair value of all derivative instruments with credit-risk related contingent features that are in a liability position was $63 million.
10. REDEEMABLE NON-CONTROLLING INTERESTS IN SUBSIDIARIES
People+Arts Latin America and Animal Planet Channel Group
     As disclosed in Note 3, Discovery and the BBC have formed several cable and satellite television network joint ventures to develop and distribute programming content. Under certain terms outlined in the contract, the BBC has the right every three years, commencing December 31, 2002, to put to the Company its interests in (i) People+Arts Latin America, and/or (ii) certain Animal Planet channels outside of the U.S. (the “Channel Groups”), in each case for a value determined by a specified formula. In January 2009, the BBC requested that a determination be made whether such conditions have occurred with respect to both Channel Groups as of December 31, 2008. The contractual redemption value is based upon the exercise of the BBC put right and an estimate of the proceeds from a hypothetical sale of the Channel Groups and a distribution of the proceeds to the venture partners based on various rights and preferences. As the Company has funded all operations from inception of the ventures through December 31, 2008, the Company believes that it has accumulated rights and preferences in excess of the fair market value of the Channel Groups. However, due to the complexities of the redemption formula, the Company has accrued the non-controlling redeemable interests to an estimated negotiated value of $49 million as of both September 30, 2009 and December 31, 2008. Changes in the assumptions used to estimate the redemption value could materially impact current estimates. The Company recorded no accretion to the redemption value during the three and nine months ended September 30, 2009 and 2008.
     The Company and the BBC are currently discussing potential revisions to all of their contractual relationships, including the ownership interests in the Channel Groups. While there can be no assurance that these or other negotiations would result in an definitive agreement, the Company expects that the cost of a negotiated acquisition of the BBC’s interests in the Channel Groups could substantially exceed the value of the put right described above.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
OWN Network
     As disclosed in Note 3, Discovery and Harpo formed a venture to rebrand Discovery Health Channel as OWN: The Oprah Winfrey Network. Pursuant to the venture agreement, Discovery provided a put right to Harpo which is exercisable on four separate put exercise dates within 12.5 years of the venture’s formation date. The put arrangement provides Harpo with the right to require Discovery to purchase its 50% ownership interest at fair market value up to a maximum put amount. The maximum put amount ranges between $100 million on the first put exercise date up to $400 million on the fourth put exercise date. As of September 30, 2009, no amounts have been recorded for this put right as the Company has not yet contributed its interest in Discovery Health Channel and Harpo has not yet contributed the Oprah.com website to the OWN Network venture.
11. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the tax effects related to each component of Other comprehensive income (loss) (in millions).

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Before-tax		Net-of-tax	Before-tax	Tax Benefit	Net-of-tax
	Amount	Tax Benefit	Amount	Amount	(Expense)	Amount
Foreign currency translation adjustments	$(7)	$2	$(5)	$(23)	$9	$(14)

Unrealized (losses) gains on securities and derivative instruments, net	(7)	2	(5)	5	(3)	2

Other comprehensive (loss) income	$(14)	$4	$(10)	$(18)	$6	$(12)

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Before-tax		Net-of-tax	Before-tax	Tax Benefit	Net-of-tax
	Amount	Tax Benefit	Amount	Amount	(Expense)	Amount
Foreign currency translation adjustments	$38	$(14)	$24	$(17)	$7	$(10)

Unrealized gains (losses) on securities and derivative instruments, net	30	(11)	19	3	(2)	1

Other comprehensive income (loss)	$68	$(25)	$43	$(14)	$5	$(9)

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
     Prior to September 18, 2008, DHC maintained the Discovery Holding Company 2005 Incentive Plan, the Discovery Holding Company 2005 Non-Employee Director Incentive Plan (collectively the “Incentive Plans”), and the Discovery Holding Company Transitional Stock Adjustment Plan (the “Transitional Plan”). There are outstanding awards under the Transitional Plan, but the Company has no ability to issue new awards under this plan. The Company grants awards to its employees and non-employee directors under the Incentive Plans, which may include stock options, restricted shares, restricted stock units, stock appreciation rights (“SARs”), and cash awards that are subject to the provisions of FASB ASC Topic 718, Stock Compensation (“ASC 718”). Most awards previously granted by DHC under these plans that were outstanding at the time of the Newhouse Transaction were fully vested and were converted into securities of Discovery in connection with the Newhouse Transaction. The Incentive Plans and the Transitional Plan continue to exist subsequent to the Newhouse Transaction.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
DAP Plan
     The DAP Plan awards consist of a number of units which represent an equivalent number of shares of common stock with a base price established by the Company. Although the DAP Plan was a DCH plan through September 17, 2008, the value of the unit awards was based on the price of DHC’s Series A common stock. As the unit awards were indexed to the stock of another entity, DCH accounted for the unit awards as derivatives pursuant to ASC 815. Accordingly, DCH remeasured the fair value of outstanding unit awards each reporting period until settlement. Compensation expense, including the change in fair value, was attributed using the straight-line method during the vesting period. Changes in the fair value of the unit awards that occurred subsequent to the vesting period were recorded as adjustments to compensation costs in the period in which the change occurred.
     In connection with the Newhouse Transaction, effective September 18, 2008, the DAP Plan was amended such that outstanding unit awards and new unit awards granted under that plan are based on Discovery’s Series A common stock. Accordingly, beginning on September 18, 2008, outstanding unit awards and new unit awards granted under the DAP Plan have been accounted for pursuant to the provisions of ASC 718. Because the unit awards are cash settled they are considered liability instruments under ASC 718. Therefore, the Company continues to remeasure the fair value of outstanding unit awards each reporting period until settlement. Compensation expense, including the change in fair value, is attributed using the straight-line method during the vesting period. Changes in the fair value of the unit awards that occur subsequent to the vesting period are recorded as adjustments to compensation costs in the period in which the change occurs. The Company does not intend to grant additional cash-settled unit awards, except as may be required by contract or to employees in countries in which stock option awards are not permitted.
     Unit awards vest in 25% increments each year over a four year period from the grant date. Additionally, upon voluntary termination of employment, the Company distributes 100% of vested unit benefits if employees agree to certain contractual provisions.
     The fair value of each unit award granted under the DAP Plan is determined using the Black-Scholes option-pricing model. The following table presents a summary of the weighted average assumptions used to determine the fair value of each unit award as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
Risk-free interest rate	0.47%	0.56%
Expected term (years)	1.01	1.38
Expected volatility	55.95%	37.89%
Dividend yield	—	—
     A summary of the unit awards activity for the nine months ended September 30, 2009 is presented below (in millions, except price and years).

			Weighted Average
			Remaining
	Unit	Weighted Average	Contractual Life	Aggregate
	Awards	Grant Price	(years)	Intrinsic Value
Outstanding as of December 31, 2008	20.0	$18.95
Granted	1.6	$14.46
Exercised	(3.7)	$17.77
Forfeited	(1.0)	$19.56

Outstanding as of September 30, 2009	16.9	$18.76	1.01	$208

Exercisable as of September 30, 2009	0.1	$21.64	1.67	$2

     The Company made cash payments totaling $4 million and $20 million, respectively, during the nine months ended September 30, 2009 and 2008 to settle vested unit awards issued under the DAP Plan. On October 1, 2009, 3.4 million unit awards vested requiring a payment of $50 million in the fourth quarter of 2009.
Incentive Plans
Stock Options
     Stock options are granted with exercise prices equal to, or in excess of, the fair market value at the date of grant. Generally, stock options vest either in 33 1/ 3% increments each year over three years or in 25% increments each year over a four year period beginning one year after the grant date and expire three to ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Incentive Plans or after reaching a specified age and years of service.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The fair value of each stock option granted under the Incentive Plans is determined using the Black-Scholes option-pricing model. The following table presents a summary of the weighted average assumptions used to determine the grant date fair value of stock options awarded during the nine months ended September 30, 2009.

Nine Months
Ended
September 30, 2009
Risk-free interest rate	1.57%
Expected term (years)	3.34
Expected volatility	46.43%
Dividend yield	—
     A summary of option activity for the nine months ended September 30, 2009 is presented below (in millions, except price and years).

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(years)	Intrinsic Value
Outstanding as of December 31, 2008	10.9	$14.47
Granted	8.3	$15.71
Exercised	(2.6)	$14.11
Forfeited	(0.3)	$14.96

Outstanding as of September 30, 2009	16.3	$15.15	5.68	$224

Exercisable as of September 30, 2009	1.0	$13.94	4.95	$14

     The weighted-average fair value of each stock option granted during the nine months ended September 30, 2009 was $5.39 per option.
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
     Cash-settled SARs are liability instruments in accordance with ASC 718. Accordingly, the Company remeasures the fair value of outstanding SARs each reporting period until settlement. Compensation expense, including the change in fair value, is attributed using the straight-line method during the vesting period. Changes in the fair value of liability instruments that occur subsequent to the vesting period are recorded as adjustments to compensation costs in the period in which the change occurs.
     The fair value of each SAR granted under the Incentive Plans is determined using the Black-Scholes option-pricing model. The following table presents a summary of the weighted-average assumptions used to determine the fair value of each SAR as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
Risk-free interest rate	0.43%	0.37%
Expected term (years)	0.52	1.20
Expected volatility	57.76%	39.89%
Dividend yield	—	—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A summary of SAR activity for the nine months ended September 30, 2009 is presented below (in millions, except price and years).

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	SARs	Grant Price	(years)	Intrinsic Value
Outstanding as of December 31, 2008	5.5	$14.40
Granted	0.7	$14.79
Exercised	(2.2)	$14.42
Forfeited	(0.5)	$14.47

Outstanding as of September 30, 2009	3.5	$14.46	0.52	$50

Exercisable as of September 30, 2009	0.7	$14.44	0.45	$11

     The Company made cash payments totaling $17 million during the nine months ended September 30, 2009 to settle vested SARs.
Share-Based Compensation Expense (Benefit)
     The following table presents a summary of shared-based compensation expense and the related tax expense, by award type, recognized by the Company during the three and nine months ended September 30, 2009 and 2008 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options and restricted stock units	$7	$—	$19	$1
Stock appreciation rights	19	—	52	—
HSW Plan	—	1	1	7
DAP unit awards	72	(66)	124	(55)

Total share-based compensation expense (benefit)	$98	$(65)	$196	$(47)

Tax (benefit) expense recognized	$(36)	$23	$(72)	$17

     Compensation expense associated with all share based awards is recorded as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company classifies as a current liability the intrinsic value of DAP unit awards and stock appreciation rights that are vested or will become vested within one year. The intrinsic value of DAP unit awards that were classified as a current liability at September 30, 2009 and December 31, 2008 was $100 million and $4 million, respectively. The intrinsic value of stock appreciation rights that were classified as a current liability at September 30, 2009 and December 31, 2008 was $47 million and $1 million, respectively.
13. EXIT AND RESTRUCTURING CHARGES
     The following table presents a summary of the Company’s exit and restructuring charges expensed, by segment, for the three and nine months ended September 30, 2008 and 2009 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
U.S. Networks	$1	$13	$8	$13
International Networks	3	—	7	—
Commerce, Education, and Other	—	—	1	4
Corporate	—	—	5	—

Total exit and restructuring charges	$4	$13	$21	$17

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following table presents a summary of changes in the Company’s liabilities with respect to exit and restructuring charges during the three and nine months ended September 30, 2009 (in millions).

		Employee
	Contract	Relocations/
	Termination Costs	Terminations	Total
Liabilities as of December 31, 2008	$6	$18	$24
Net accruals	—	3	3
Cash paid	(1)	(10)	(11)

Liabilities as of March 31, 2009	$5	$11	$16
Net accruals	2	12	14
Cash paid	(1)	(6)	(7)

Liabilities as of June 30, 2009	$6	$17	$23
Net accruals	—	4	4
Cash paid	(1)	(7)	(8)

Liabilities as of September 30, 2009	$5	$14	$19

     The Company reorganized portions of its operations to better align its organizational structure with the Company’s strategic priorities and to reduce its cost structure, which resulted in exit and restructuring charges primarily for changes in management structure and employee terminations. As of September 30, 2009, exit and restructuring related accruals expected to be paid within one year totaling $17 million were classified as a component of Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. The Company does not expect to incur a significant amount of additional costs with respect to these particular activities.
14. INCOME TAXES
     The provisions for income taxes were $54 million and $391 million for the three and nine months ended September 30, 2009, respectively, and $93 million and $285 million for the three and nine months ended September 30, 2008, respectively. The effective tax rates were 35% and 49% for the three and nine months ended September 30, 2009, respectively, and 41% and 50% for the three and nine months ended September 30, 2008, respectively. The effective tax rate for the nine months ended September 30, 2009 differed from the federal statutory rate of 35% due primarily to the permanent difference on the $125 million gain from the sale of 50% of the Company’s ownership interest in Discovery Kids and the $127 million gain as a result of “stepping up” the Company’s basis for the 50% retained interest in Discovery Kids in May 2009, and to a lesser extent state income taxes. Discovery did not record a deferred tax liability of $48 million with respect to the portion of the outside basis in the Hasbro-Discovery venture attributable to nondeductible goodwill.
     The effective tax rate for the three and nine months ended September 30, 2008 differed from the federal statutory rate of 35% principally due to the presentation of the Newhouse Transaction as though it was consummated on January 1, 2008 in accordance with ASC 810. Accordingly, Discovery’s condensed consolidated financial statements and notes include the gross combined financial results of both DHC and DCH since January 1, 2008. Prior to the Newhouse Transaction on September 17, 2008, DHC owned 66 2/3% of DCH and, therefore, recognized a portion of DCH’s operating results. As a result, the tax provision for the three and nine months ended September 30, 2008 includes the taxes recognized by both DCH and DHC related to the portion of DCH’s operating results recognized by DHC. DHC recognized $33 million and $85 million of deferred tax expense related to its investment in DCH prior to the Newhouse Transaction for the three and nine months ended September 30, 2008, respectively. The provision for income taxes for the three and nine months ended September 30, 2008 was partially offset by the release of an $18 million valuation allowance for deferred tax assets of CSS and the release of a $10 million valuation allowance for deferred tax assets related to net operating loss carry-forwards for AMC.
     During 2009, the Company reclassified $68 million of deferred tax liabilities to U.S. federal and state taxes payable in order to recapture certain accelerated tax deductions claimed in 2004 through 2008 related to program content that the Company determined would not qualify as accelerated deductions. As a result of the disallowance of these accelerated deductions, the Company incurred interest of $3 million. In June 2009, Discovery also recorded a tax expense of approximately $4 million related to the reversal of accelerated deductions taken on programs that were disposed of by the Company.
     There have been no significant changes to the Company’s reserves for uncertain tax positions since December 31, 2008.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15. NET INCOME PER SHARE ATTRIBUTABLE TO DISCOVERY COMMUNICATIONS, INC. STOCKHOLDERS
     Basic net income per share is computed by dividing net income available to Discovery Communications, Inc. stockholders by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the three and nine months ended September 30, 2009 and 2008 includes Discovery’s Series A, B, and C common shares, as well as Discovery’s Series A and C convertible preferred shares. All series of our common and preferred shares are included in the weighted average number of shares outstanding when calculating both basic and diluted income per share as the holder of each common and preferred series legally participate equally in any per share distributions whether through dividends or in liquidation.
     The following table presents a reconciliation of the weighted average number of shares outstanding between basic and diluted net income per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average number of shares outstanding — basic	424	302	423	287
Dilutive effect of equity awards	3	—	1	—

Weighted average number of shares outstanding — diluted	427	302	424	287

     Diluted net income per share adjusts basic net income per share for the dilutive effects of stock options, restricted stock units, and stock settled stock appreciation rights, only in the periods in which such effect is dilutive. For both the three and nine months ended September 30, 2008, options to purchase two million common shares were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Additionally, the net income per share calculations for the three and nine months ended September 30, 2009 and 2008 exclude approximately one million of contingently issuable preferred shares placed in escrow for which specific conditions have not yet been met.
16. ADDITIONAL FINANCIAL INFORMATION
Cash Flows
     The following tables present a summary of certain cash payments made and received as well as certain noncash transactions (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cash payments made for interest expense	$67	$63	$185	$201
Cash payments received for interest income	—	—	—	(1)

Cash interest payments, net	$67	$63	$185	$200

Cash payments made for income taxes	$273	$41	$362	$161
Cash payments received for income tax refunds	—	—	—	(17)

Cash tax payments, net	$273	$41	$362	$144

Non cash transactions:
Capital leases	$29	$17	$61	$63

Stock dividends to preferred interests	$6	$—	$8	$—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other Non-Operating Income (Expense), Net
     The following table presents a summary of the components of Other non-operating income (expense), net (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Equity in earnings (losses) of unconsolidated affiliates	$2	$(1)	$5	$(2)
Unrealized gains (losses) on derivative instruments, net	4	(4)	19	(2)
Realized losses on derivative instruments, net	—	(2)	(6)	(2)
Realized (losses) gains on securities	—	(1)	13	2
Other, net	—	—	3	—

Total other non-operating income (expense), net	$6	$(8)	$34	$(4)

     In May 2009, the Company sold securities for $22 million, which resulted in a pretax gain of $13 million. Approximately $6 million of unrealized pretax gains were reclassified from Other comprehensive income. During the nine months ended September 30, 2008, AMC, which is reported as discontinued operations, sold securities for $24 million. There was no gain associated with this sale.
     During the three and nine months ended September 30, 2008, other-than-temporary impairments charges of $8 million and $16 million respectively, related to the investment in HSWI were recorded.
17. RELATED PARTY TRANSACTIONS
     The Company identifies related parties as investors in its consolidated subsidiaries, entities in which the Company’s has an investment accounted for using the equity method, and the Company’s executive management and directors and their respective affiliates. Transactions with related parties typically result from distribution of networks, mainly with the Discovery Japan, Inc. and Discovery Channel Canada joint ventures, production of content primarily with BBC affiliates, and services involving satellite uplink, systems integration, origination and post-production.
     The following table presents a summary of balances related to transactions with related parties during the three and nine months ended September 30, 2009 and 2008 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$6	$6	$18	$19
Operating costs and expenses	$3	$19	$13	$52
     Revenues for the three and nine months ended September 30, 2008 exclude $15 million and $37 million, respectively, for related party transactions that were recorded by AMC, which was spun-off effective January 1, 2008. Operating costs and expenses for the three and nine months ended September 30, 2008 include disbursements of $14 million and $39 million, respectively, to an entity that is no longer a related party following the Newhouse Transaction.
     The following table presents a summary of outstanding balances from transactions with related parties as of September 30, 2009 and December 31, 2008 (in millions).

	September 30,	December 31,
	2009	2008
Accounts receivable	$5	$12
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In December 2007, Discovery acquired HSW and a 49.5% interest in HSWI. Pursuant to the terms of the arrangement, Discovery has agreed to either: (i) distribute the HSWI stock to the former HSW shareholders, or (ii) sell the HSWI stock and distribute substantially all proceeds in excess of $0.37 per share to the former HSW shareholders. Discovery continues to record a liability of $4 million as of September 30, 2009 for its estimated obligation with respect to the HSWI shares to the former HSW shareholders.
     Pursuant to the OWN venture agreement, Discovery is committed to loan up to $100 million to the venture through September 30, 2011 to fund operations, of which $27 million has been funded through September 30, 2009. To the extent funding the joint venture in excess of $100 million is necessary, the Company may provide additional funds through a member loan or require the venture to seek third party financing. Discovery expects to recoup the entire amount contributed in future periods provided that the joint venture is profitable and has sufficient funds to repay the Company.
     In connection with the Newhouse Transaction, DHC’s outstanding stock options were converted into stock options or stock settled stock appreciation rights of Discovery, in accordance with the terms of the agreements governing the Newhouse Transaction. Additionally, Advance/Newhouse received shares of Discovery’s Series A and Series C convertible preferred stock. In the event that the stock options or stock settled appreciation rights that were converted in connection with the Newhouse Transaction are exercised, Advance/Newhouse is entitled to receive additional shares of the same series of convertible preferred stock. The Company placed approximately 1.6 million shares of preferred stock into an escrow account for this anti-dilution provision. Shares released from escrow to Advance/Newhouse are accounted for as a dividend measured at the fair value of the underlying shares as of the Newhouse Transaction date. During the three and nine months ended September 30, 2009, the Company recognized $6 million and $8 million, respectively, of non-cash stock dividends for the release of approximately 1 million shares of preferred stock from escrow.
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
Customers
     The Company’s trade receivables do not represent a significant concentration of credit risk as of September 30, 2009 due to the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.
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
     The CSS business, which remained with Discovery subsequent to the Newhouse Transaction and AMC spin-off, is included in the Commerce, Education, and Other segment. In accordance with ASC 810, the financial results of both DHC and DCH have been combined in Discovery’s financial statements as if the Newhouse Transaction occurred January 1, 2008. Accordingly, the Commerce, Education, and Other segment information for September 30, 2008 includes amounts for CSS since January 1, 2008.
     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies, except that certain inter-segment transactions that are eliminated at the consolidated level are not eliminated at the segment level as they are treated similar to third-party sales transactions in determining segment performance. Inter-segment transactions primarily include the purchase of advertising and content between segments. Inter-segment transactions are not material to the periods presented. The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) impairment charges, and (vi) gains (losses) on business and asset dispositions. The Company uses this measure to assess operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. The Company excludes mark-to-market share-based compensation, exit and restructuring charges, impairment charges, and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. The Company also excludes the amortization of deferred launch incentive payments because these payments are infrequent and the amortization does not represent cash payments in the current reporting period. Because Adjusted OIBDA is a non-GAAP measure, it should be considered in addition to, but not a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance reported in accordance with U.S. GAAP.
     The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker (“CODM”), the Chief Executive Officer, (ii) internal management and related reporting structure, and (iii) the basis upon which the CODM makes resource allocation decisions.
     The following tables present summarized financial information for each of the Company’s reportable segments (in millions).
Revenues by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
U.S. Networks	$522	$498	$1,588	$1,526
International Networks	293	300	831	864
Commerce, Education, and Other	38	45	127	126
Corporate and inter-segment eliminations	1	2	6	23

Total revenues	$854	$845	$2,552	$2,539

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Adjusted OIBDA by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
U.S. Networks	$302	$257	$907	$811
International Networks	110	103	298	280
Commerce, Education, and Other	2	5	13	2
Corporate and inter-segment eliminations	(50)	(54)	(144)	(145)

Total Adjusted OIBDA	$364	$311	$1,074	$948

Reconciliation of Total Adjusted OIBDA to Total Operating Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total Adjusted OIBDA	$364	$311	$1,074	$948
Mark-to-market share-based compensation (expense) benefit	(91)	65	(177)	47
Depreciation and amortization	(40)	(50)	(118)	(146)
Amortization of deferred launch incentives	(14)	(17)	(41)	(59)
Restructuring and impairment charges	(4)	(13)	(47)	(17)
Gain on business disposition	—	—	252	—

Total operating income	$215	$296	$943	$773

Total Assets by Segment (in millions)

	September 30,	December 31,
	2009	2008
U.S. Networks	$2,093	$1,840
International Networks	1,107	1,043
Commerce, Education, and Other	101	115
Corporate	7,440	7,486

Total assets	$10,741	$10,484

     Total assets allocated to “Corporate” in the above table include the Company’s goodwill balance as the financial reports reviewed by the Company’s CODM do not include an allocation of goodwill to each reportable segment. Goodwill by reportable segment is disclosed in Note 7.
20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     On August 12, 2009, Discovery Communications, LLC (“DCL”) issued debt securities that are fully and unconditionally guaranteed by the Company. The securities were issued under a Registration Statement on Form S-3 with the SEC (the “shelf registration”) to register certain securities, including debt securities of DCL and DCH that may be issued in the future with full and unconditional guarantees by the Company. DCL or DCH may in the future issue additional securities that are fully and unconditionally guaranteed by the Company under the shelf registration. Accordingly, set forth below is condensed consolidating financial information presenting the financial position, results of operations, and cash flows of (i) the Company, (ii) DCL, (iii) DCH, (iv) non-guarantor subsidiaries of DCL on a combined basis, (v) other non-guarantor subsidiaries of the Company on a combined basis, and (vi) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.
     DCL and the non-guarantor subsidiaries of DCL are the primary operating subsidiaries of the Company. DCL’s primary operations are the Discovery Channel and TLC in the U.S. The non-guarantor subsidiaries of DCL include most of the other U.S. networks and the international networks along with the commerce and education businesses.
     The non-guarantor subsidiaries of DCL are wholly owned subsidiaries of DCL with the exception of certain joint ventures and equity method investments. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% ownership interest through DHC. DHC is included in other non-guarantor subsidiaries of the Company. CSS is a wholly owned subsidiary of DHC.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Prior to the Newhouse Transaction, Advance/Newhouse owned 33 1/3% of DCH which is reported as a reduction of DHC’s Equity in earnings of subsidiaries in the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2008.
     The supplemental condensed consolidating financial information should be read in conjunction with the consolidated financial statements of the Company.
     The existing indebtedness of DCL and DCH comprises substantially all of the indebtedness of the Company. The financial covenants of the respective debt agreements limit DCL and DCH from making distributions to the Company. The terms of DCL’s private senior notes restrict the cumulative payment of dividends over the life of the senior notes to an amount calculated based on the cumulative equity contributions and net income of DCL less the cumulative distributions to DCL’s owners. In addition, the terms of the DCH’s Term Loan B and Term Loan C allow DCH to pay dividends to the Company to the extent that DCH’s leverage ratio does not exceed 5 to 1 based upon defined measures of cash flows and indebtedness.
Basis of Presentation
     In accordance with the rules and regulations of the SEC, the equity method has been applied to (i) the Company’s interest in DCH and other non-guarantor subsidiaries, (ii) DCH’s interest in DCL, and (iii) DCL’s interest in non-guarantor subsidiaries. All intercompany balances and transactions have been eliminated. The Company’s bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed-down” to the applicable subsidiaries.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2009
(unaudited; in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
		Discovery		Discovery	Subsidiaries of	Reclassifications	Communications,
	Discovery	Communications	Discovery	Communications,	Discovery	and	Inc. and
	Communications, Inc.	Holdings, LLC	Communications, LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$305	$95	$1	$—	$401
Receivables, net	—	—	360	402	14	(1)	775
Content rights, net	—	—	15	61	—	—	76
Prepaid expenses and other current assets	1	—	68	94	2	—	165

Total current assets	1	—	748	652	17	(1)	1,417

Investment in and advances to subsidiaries	8,483	8,006	4,166	—	6,455	(27,110)	—
Noncurrent content rights, net	—	—	548	692	—	(15)	1,225
Property and equipment, net	—	—	89	322	6	—	417
Goodwill	—	—	3,876	2,551	11	—	6,438
Intangible assets, net	—	—	385	268	1	—	654
Other noncurrent assets	—	49	438	277	—	(174)	590

Total assets	$8,484	$8,055	$10,250	$4,762	$6,490	$(27,300)	$10,741

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN SUBSIDIARIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41	$1	$159	$198	$8	$(13)	$394
Current portion of long-term debt	—	20	5	14	—	—	39
Other current liabilities	—	38	116	175	—	—	329

Total current liabilities	41	59	280	387	8	(13)	762

Long-term debt	—	1,933	1,460	79	—	—	3,472
Other noncurrent liabilities	—	—	504	67	19	(174)	416

Total liabilities	41	1,992	2,244	533	27	(187)	4,650

Redeemable non-controlling interests in subsidiaries	—	—	—	49	—	—	49

Intercompany contributions and advances between Discovery Communications, Inc. and subsidiaries	2,415	2,552	2,680	5,154	1,650	(14,451)	—
Equity attributable to Discovery Communications, Inc.	6,028	3,511	5,326	(982)	4,813	(12,668)	6,028

Equity and advances attributable to Discovery Communications, Inc.	8,443	6,063	8,006	4,172	6,463	(27,119)	6,028
Equity attributable to non-controlling interests	—	—	—	8	—	6	14

Total equity	8,443	6,063	8,006	4,180	6,463	(27,113)	6,042

Total liabilities, redeemable non-controlling interests in subsidiaries and equity	$8,484	$8,055	$10,250	$4,762	$6,490	$(27,300)	$10,741

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(unaudited; in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
		Discovery		Discovery	Subsidiaries of	Reclassifications	Communications,
	Discovery	Communications	Discovery	Communications,	Discovery	and	Inc. and
	Communications, Inc.	Holdings, LLC	Communications, LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$13	$84	$3	$—	$100
Receivables, net	—	—	369	415	12	(16)	780
Content rights, net	—	—	13	60	—	—	73
Prepaid expenses and other current assets	13	12	58	93	—	(20)	156

Total current assets	13	12	453	652	15	(36)	1,109

Investment in and advances to subsidiaries	7,989	7,006	4,372	—	6,144	(25,511)	—
Noncurrent content rights, net	—	—	533	640	—	(10)	1,163
Property and equipment, net	—	—	90	301	4	—	395
Goodwill	—	—	4,142	2,738	11	—	6,891
Intangible assets, net	—	—	394	321	1	—	716
Other noncurrent assets	—	50	35	225	1	(101)	210

Total assets	$8,002	$7,068	$10,019	$4,877	$6,176	$(25,658)	$10,484

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN SUBSIDIARIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$4	$242	$214	$—	$(39)	$421
Current portion of long-term debt	—	15	431	12	—	—	458
Other current liabilities	—	16	61	114	7	(7)	191

Total current liabilities	—	35	734	340	7	(46)	1,070

Long-term debt	—	1,463	1,835	33	—	—	3,331
Other noncurrent liabilities	—	53	444	58	19	(101)	473

Total liabilities	—	1,551	3,013	431	26	(147)	4,874

Redeemable non-controlling interests in subsidiaries	—	—	—	49	—	—	49

Intercompany contributions and advances between Discovery Communications, Inc. and subsidiaries	2,466	2,459	2,398	5,470	1,635	(14,428)	—
Equity attributable to Discovery Communications, Inc.	5,536	3,058	4,608	(1,082)	4,515	(11,099)	5,536

Equity and advances attributable to Discovery Communications, Inc.	8,002	5,517	7,006	4,388	6,150	(25,527)	5,536
Equity attributable to non-controlling interests	—	—	—	9	—	16	25

Total equity	8,002	5,517	7,006	4,397	6,150	(25,511)	5,561

Total liabilities, redeemable non-controlling interests in subsidiaries and equity	$8,002	$7,068	$10,019	$4,877	$6,176	$(25,658)	$10,484

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2009
(unaudited; in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
		Discovery		Discovery	Subsidiaries of	Reclassifications	Communications,
	Discovery	Communications	Discovery	Communications,	Discovery	and	Inc. and
	Communications, Inc.	Holdings, LLC	Communications, LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
Revenues:
Distribution	$—	$—	$173	$253	$—	$—	$426
Advertising	—	—	187	154	—	—	341
Other	—	—	22	52	17	(4)	87

Total revenues	—	—	382	459	17	(4)	854

Costs of revenues, excluding depreciation and amortization listed below	—	—	80	164	15	(2)	257
Selling, general and administrative	3	—	100	235	2	(2)	338
Depreciation and amortization	—	—	13	26	1	—	40
Restructuring and impairment charges	—	—	—	4	—	—	4

	3	—	193	429	18	(4)	639

Operating (loss) income	(3)	—	189	30	(1)	—	215

Equity in earnings of subsidiaries	102	124	16	—	68	(310)	—
Interest expense, net	—	(34)	(31)	(1)	—	—	(66)
Other non-operating income (expense), net	—	—	7	(1)	—	—	6

Income before income taxes	99	90	181	28	67	(310)	155
Benefit from (provision for) income taxes	2	12	(57)	(12)	1	—	(54)

Net income	101	102	124	16	68	(310)	101

Less net income attributable to non-controlling interests	—	—	—	(3)	—	3	—

Net income attributable to Discovery Communications, Inc.	101	102	124	13	68	(307)	101

Stock dividends to preferred interests	(6)	—	—	—	—	—	(6)

Net income available to Discovery Communications, Inc.	$95	$102	$124	$13	$68	$(307)	$95

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2008
(unaudited; in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
		Discovery		Discovery	Subsidiaries of	Reclassifications	Communications,
	Discovery	Communications	Discovery	Communications,	Discovery	and	Inc. and
	Communications, Inc.	Holdings, LLC	Communications, LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
Revenues:
Distribution	$—	$—	$173	$246	$—	$—	$419
Advertising	—	—	176	158	—	(2)	332
Other	—	—	19	59	19	(3)	94

Total revenues	—	—	368	463	19	(5)	845

Costs of revenues, excluding depreciation and amortization listed below	—	—	97	153	14	(2)	262
Selling, general and administrative	—	—	58	162	7	(3)	224
Depreciation and amortization	—	—	16	35	(1)	—	50
Restructuring and impairment charges	—	—	13	—	—	—	13

	—	—	184	350	20	(5)	549

Operating income (loss)	—	—	184	113	(1)	—	296

Equity in earnings of subsidiaries	134	156	61	—	55	(406)	—
Interest expense, net	—	(26)	(34)	(1)	—	—	(61)
Other non-operating (expense) income, net	—	—	(6)	(3)	1	—	(8)

Income from continuing operations before income taxes	134	130	205	109	55	(406)	227
Benefit from (provision for) income taxes	—	11	(49)	(47)	(8)	—	(93)

Income from continuing operations, net of taxes	134	141	156	62	47	(406)	134
Income from discontinued operations, net of taxes	—	—	—	—	40	—	40

Net income	134	141	156	62	87	(406)	174
Less net income attributable to non-controlling interests	—	—	—	—	—	(40)	(40)

Net income attributable to Discovery Communications, Inc.	$134	$141	$156	$62	$87	$(446)	$134

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2009
(unaudited; in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
		Discovery		Discovery	Subsidiaries of	Reclassifications	Communications,
	Discovery	Communications	Discovery	Communications,	Discovery	and	Inc. and
	Communications, Inc.	Holdings, LLC	Communications, LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
Revenues:
Distribution	$—	$—	$534	$743	$—	$—	$1,277
Advertising	—	—	569	442	—	(1)	1,010
Other	—	—	63	160	53	(11)	265

Total revenues	—	—	1,166	1,345	53	(12)	2,552

Costs of revenues, excluding depreciation and amortization listed below	—	—	260	469	44	(6)	767
Selling, general and administrative	7	—	291	628	9	(6)	929
Depreciation and amortization	—	—	38	80	—	—	118
Restructuring and impairment charges	—	—	5	42	—	—	47
Gain on business disposition	—	—	(252)	—	—	—	(252)

	7	—	342	1,219	53	(12)	1,609

Operating (loss) income	(7)	—	824	126	—	—	943

Equity in earnings of subsidiaries	409	466	89	—	273	(1,237)	—
Interest expense, net	—	(90)	(89)	(4)	—	—	(183)
Other non-operating income, net	—	—	32	2	—	—	34

Income before income taxes	402	376	856	124	273	(1,237)	794
Benefit from (provision for) income taxes	3	33	(390)	(37)	—	—	(391)

Net income	405	409	466	87	273	(1,237)	403
Less net (income) loss attributable to non-controlling interests	—	—	—	(8)	—	10	2

Net income attributable to Discovery Communications, Inc.	405	409	466	79	273	(1,227)	405

Stock dividends to preferred interests	(8)	—	—	—	—	—	(8)

Net income available to Discovery Communications Inc.	$397	$409	$466	$79	$273	$(1,227)	$397

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2008
(unaudited; in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
		Discovery		Discovery	Subsidiaries of	Reclassifications	Communications,
	Discovery	Communications	Discovery	Communications,	Discovery	and	Inc. and
	Communications, Inc.	Holdings, LLC	Communications, LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
Revenues:
Distribution	$—	$—	$523	$716	$—	$—	$1,239
Advertising	—	—	562	454	—	(2)	1,014
Other	—	—	45	200	55	(14)	286

Total revenues	—	—	1,130	1,370	55	(16)	2,539

Costs of revenues, excluding depreciation and amortization listed below	—	—	258	465	41	(6)	758
Selling, general and administrative	—	—	248	585	22	(10)	845
Depreciation and amortization	—	—	40	105	1	—	146
Restructuring and impairment charges	—	—	13	4	—	—	17

	—	—	559	1,159	64	(16)	1,766

Operating income (loss)	—	—	571	211	(9)	—	773

Equity in earnings of subsidiaries	211	399	101	—	125	(836)	—
Interest expense, net	—	(77)	(112)	(7)	—	—	(196)
Other non-operating expense, net	—	—	—	(4)	—	—	(4)

Income from continuing operations before income taxes	211	322	560	200	116	(836)	573
Benefit from (provision for) income taxes	—	30	(161)	(90)	(64)	—	(285)

Income from continuing operations, net of taxes	211	352	399	110	52	(836)	288
Income from discontinued operations, net of taxes	—	—	—	—	42	—	42

Net income	211	352	399	110	94	(836)	330
Less net income attributable to non-controlling interests	—	—	—	—	—	(119)	(119)

Net income attributable to Discovery Communications, Inc.	$211	$352	$399	$110	$94	$(955)	$211

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009
(unaudited; in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
		Discovery		Discovery	Subsidiaries of		Communications,
	Discovery	Communications	Discovery	Communications,	Discovery		Inc. and
	Communications, Inc.	Holdings, LLC	Communications, LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
Operating Activities
Net income	$405	$409	$466	$87	$273	$(1,237)	$403
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share-based compensation expense	1	—	92	103	—	—	196
Depreciation and amortization	—	—	38	80	—	—	118
Asset impairments	—	—	26	—	—	—	26
Gain on business disposition	—	—	(252)	—	—	—	(252)
Gain on sale of securities	—	—	(13)	—	—	—	(13)
Equity in earnings of subsidiaries	(409)	(466)	(89)	—	(273)	1,237	—
Deferred income taxes	—	(1)	(30)	(2)	—	—	(33)
Other noncash expenses (income), net	—	3	(63)	86	—	—	26
Changes in operating assets and liabilities:
Receivables, net	—	—	10	(9)	(1)	—	—
Accounts payable and accrued liabilities	53	(4)	(100)	22	8	—	(21)
Other, net	—	12	(45)	(50)	(9)	—	(92)

Cash provided by (used in) operating activities	50	(47)	40	317	(2)	—	358

Investing Activities
Purchases of property and equipment	—	—	(23)	(18)	(2)	—	(43)
Proceeds from business disposition	—	—	300	—	—	—	300
Proceeds from sale of securities	—	—	22	—	—	—	22

Cash provided by (used in) investing activities	—	—	299	(18)	(2)	—	279

Financing Activities
Net repayments of revolver loans	—	—	(315)	—	—	—	(315)
Borrowings from long-term debt, net of discount and issuance costs	—	478	492	—	—	—	970
Principal repayments of long-term debt	—	(14)	(993)	—	—	—	(1,007)
Principal repayments of capital lease obligations	—	—	(4)	(3)	—	—	(7)
Cash distribution to non-controlling interest	—	—	—	(9)	—	—	(9)
Proceeds from stock option exercises	26	—	—	—	—	—	26
Intercompany (distributions) contributions	(76)	(417)	773	(282)	2	—	—
Other financing activities, net	—	—	—	(1)	—	—	(1)

Cash (used in) provided by financing activities	(50)	47	(47)	(295)	2	—	(343)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	—	7

Change in cash and cash equivalents	—	—	292	11	(2)	—	301
Cash and cash equivalents, beginning of period	—	—	13	84	3	—	100

Cash and cash equivalents, end of period	$—	$—	$305	$95	$1	$—	$401

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2008
(unaudited; in millions)

				Non-Guarantor
				Subsidiaries of	Other Non-Guarantor		Discovery
		Discovery		Discovery	Subsidiaries of		Communications,
	Discovery	Communications	Discovery	Communications,	Discovery		Inc. and
	Communications, Inc.	Holdings, LLC	Communications, LLC	LLC	Communications, Inc.	Eliminations	Subsidiaries
Operating Activities
Net income	$211	$352	$399	$110	$94	$(836)	$330
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Share-based compensation benefit	—	—	(18)	(29)	—	—	(47)
Depreciation and amortization	—	—	40	106	49	—	195
Gains on business dispositions	—	—	—	—	(67)	—	(67)
Gains on asset dispositions	—	—	—	—	(9)	—	(9)
Equity in earnings of subsidiaries	(211)	(399)	(101)	—	(125)	836	—
Deferred income taxes	—	8	30	20	64	—	122
Other noncash (income) expenses, net	—	(1)	(90)	153	—	—	62
Changes in operating assets and liabilities, net of discontinued operations:
Receivables, net	—	—	4	(17)	(16)	—	(29)
Accounts payable and accrued liabilities	—	(14)	(28)	(21)	45	—	(18)
Other, net	—	—	3	(103)	(16)	—	(116)

Cash (used in) provided by operating activities	—	(54)	239	219	19	—	423

Investing Activities
Purchases of property and equipment	—	—	(19)	(30)	(35)	—	(84)
Net cash acquired from Newhouse Transaction	—	—	—	45	—	—	45
Business acquisitions, net of cash acquired	—	—	—	(8)	—	—	(8)
Proceeds from asset dispositions	—	—	—	—	13	—	13
Proceeds from business dispositions	—	—	—	—	126	—	126
Proceeds from sales of securities	—	—	—	—	24	—	24

Cash (used in) provided by investing activities	—	—	(19)	7	128	—	116

Financing Activities
Ascent Media Corporation spin-off	—	—	—	—	(356)	—	(356)
Net borrowings from (repayments of) revolver loans	—	—	2	(91)	—	—	(89)
Principal repayments of long-term debt	—	(11)	(180)	—	—	—	(191)
Principal repayments of capital lease obligations	—	—	—	(12)	—	—	(12)
Intercompany contributions (distributions)	—	65	(28)	(37)	—	—	—
Other financing activities, net	—	—	(9)	(1)	—	—	(10)

Cash provided by (used in) financing activities	—	54	(215)	(141)	(356)	—	(658)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	—	2
Change in cash and cash equivalents	—	—	5	87	(209)	—	(117)
Cash and cash equivalents of continuing operations, beginning of period	—	—	—	—	8	—	8
Cash and cash equivalents of discontinued operations, beginning of period	—	—	—	—	201	—	201

Cash and cash equivalents, end of period	$—	$—	$5	$87	$—	$—	$92

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
     Management’s discussion and analysis of results of operations and financial condition is a supplement to and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. This information provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, recent developments, results of operations, cash flows, financial condition, and critical accounting policies. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 26, 2009, as revised by the Current Report on Form 8-K filed with the SEC on June 16, 2009 (collectively, the “2008 Reports”).
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated: continued deterioration in the macroeconomic environment; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions and industry trends including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of the broadband distribution and movie studio industries; uncertainties inherent in the development of new business lines and business strategies; integration of acquired operations; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to our products and services, and the products and services of the entities in which we have interests; threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; reduced access to capital markets or significant increases in costs to borrow; and a failure to secure affiliate agreements or renewal of such agreements on less favorable terms. For additional risk factors, refer to PART I., ITEM 1A. Risk Factors in our 2008 Reports. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
U.S. Networks
     U.S. Networks is our largest segment, which owns and operates 11 cable and satellite channels, including Discovery Channel, TLC, and Animal Planet, as well as a portfolio of website properties and other digital services. U.S. Networks also provides distribution and advertising sales services for Travel Channel and distribution services for BBC America. U.S. Networks derives revenues primarily from distribution fees and advertising sales, which comprised 46% and 50%, respectively, of revenues for this segment for both the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2009, Discovery Channel, TLC, and Animal Planet collectively generated 78% and 77%, respectively, of U.S. Networks’ total revenues. U.S. Networks earns distribution fees under multi-year affiliation agreements with cable operators, DTH operators, and other distributors of television programming. Distribution fees are based on the number of subscribers receiving programming. Upon the launch of a new channel, we may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. Launch incentives are amortized on a straight-line basis as a reduction of revenues over the term of the affiliation agreement. U.S. Networks generates advertising revenues by selling commercial time on our networks and websites. The number of subscribers to our channels, the popularity of our programming, and our ability to sell commercial time over a group of channels are key drivers of advertising revenue.
     Several of our domestic networks, including Discovery Channel, TLC, and Animal Planet, are currently distributed to substantially all of the cable television and direct broadcast satellite homes in the U.S. Accordingly, the rate of growth in U.S. distribution revenue in future periods is expected to be less than historical rates. Our other U.S. Networks are distributed primarily on the digital tier of cable systems and equivalent tiers on DTH platforms and have been successful in maximizing their distribution within this more limited universe. There is, however, no guarantee that these digital networks will ever be able to gain the distribution levels or advertising rates of our major networks. Our contractual arrangements with U.S. distributors are renewed or renegotiated from time to time in the ordinary course of business.
     U.S. Networks’ largest single cost is the cost of programming, including production costs for original programming. U.S. Networks amortizes the cost of original or purchased programming based on the expected realization of revenue resulting in an accelerated amortization for Discovery Channel, TLC, and Animal Planet and straight-line amortization over three to five years for the remaining networks.
International Networks
     International Networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands that are distributed in virtually every pay-television market in the world through an infrastructure that includes major operational centers in London, Singapore, and Miami. International Networks’ regional operations cover most major markets and are organized into four locally-managed regional operations: the United Kingdom (“U.K.”); Europe (excluding the U.K.), Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. International Networks currently operates over 100 unique distribution feeds in 35 languages with channel feeds customized according to language needs and advertising sales opportunities. Most of the segment’s channels are wholly-owned with the exception of the international Animal Planet channels, which are generally joint ventures in which the British Broadcasting Corporation (“BBC”) owns 50%, People+Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC, and several channels in Japan and Canada, which operate as joint ventures with strategically important local partners.
     International Networks’ strategies include maintaining a leadership position in nonfiction and certain fictional entertainment in international markets and continuing to grow and improve the performance of the international operations. These strategies will be achieved through increasing distribution, expanding local advertising sales capabilities, creating licensing and digital growth opportunities, and improving operating efficiencies by strengthening programming and promotional collaboration between U.S. Networks’ and International Networks’ groups.
     Similar to U.S. Networks, the primary sources of revenues for International Networks are distribution fees and advertising sales, and the primary cost is programming. International Networks executes a localization strategy by offering high quality shared programming with U.S. Networks, customized content, and localized schedules via our distribution feeds. For the three and nine months ended September 30, 2009, distribution revenues represented approximately 63% and 65% of the segment’s operating revenues, respectively.
     Advertising sales remain important to the segment’s financial success, representing 27% and 26% of the segment’s total revenues for the three and nine months ended September 30, 2009, respectively. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital.

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
Commerce, Education, and Other
     Our commerce business engages with licensees, manufacturers, publishers and retailers to design, develop, publish, promote and sell a wide variety of products based on our intellectual property. We primarily engage in catalog sales and online distribution of products through DiscoveryStore.com. In April 2009, we changed our commerce business to a licensing model by outsourcing the commerce direct-to-consumer operations including our commerce website, related marketing, product development, and fulfillment to a third party in exchange for royalties. The new structure for our commerce business enables us to continue offering high quality DVD programming as well as many merchandise categories leveraging both licensed and make and sell products. Although we expect this new structure to facilitate growth in operating income, thereby providing for growth in profitability and reducing the financial risk of holding significant product inventories, we expect a reduction in top-line revenue contribution, as well as a reduction in direct operating expenses in 2009. Commerce will continue to grow our established brand and home video licensing businesses to further expand our national presence in key retailers.
     Our education business is focused on our domestic and international direct-to-school K-12 online streaming distribution subscription services, as well as our professional development services for teachers, benchmark student assessment services, and publishing hardcopy content through a network of distribution channels including online, catalog and dealers. Our education business also participates in a growing sponsorship, global brand, and content licensing business with leading non-profits, foundations, trade associations, and Fortune 500 companies.
     Other businesses primarily include sound, music, mixing sound effects, and other related services to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies, and interactive producers.
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
     As a result of the Newhouse Transaction, DHC and DCH became wholly-owned subsidiaries of Discovery, with Discovery becoming the successor reporting entity to DHC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because Advance/Newhouse was a one-third owner of DCH prior to the completion of the Newhouse Transaction and is a one-third owner of us immediately following completion of the Newhouse Transaction, there was no effective change in ownership. Our convertible preferred stock does not have any special dividend rights and only a de minimis liquidation preference. Additionally, Advance/Newhouse retains significant participatory special class voting rights with respect to certain matters that could be submitted to stockholder vote. Pursuant to guidance from the Financial Accounting Standards Board (“FASB”) on issues relating to accounting for business combinations, for accounting purposes the Newhouse Transaction was treated as a non-substantive merger, and therefore, the Newhouse Transaction was recorded at the investors’ historical bases. Refer to Note 1 to the accompanying condensed consolidated financial statements for further description of the Newhouse Transaction.
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
RESULTS OF OPERATIONS
     This section provides an analysis of our results of operations for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008. This analysis is provided on both a consolidated and segment basis. Additionally, we provide a brief description of significant transactions and events that impact the comparability of the results of operations being analyzed.
Changes in Basis of Presentation
     As described more fully in Note 2 to the accompanying condensed consolidated financial statements, certain of the 2008 financial information has been recast to reflect the adoption of the statement issued by the FASB on non-controlling interests in consolidated financial statements.
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

	January 1, 2009	Three Months	Nine months
	through	ended	ended
	May 21, 2009	September 30, 2008	September 30, 2008
Revenues	$19	$11	$31
Operating costs and expenses	$7	$6	$18
     Our results of operations were also impacted by the effects of consolidating OWN, beginning in July 2008, and to a lesser extent the change in our commerce business model to a licensing model in April 2009. For the three and nine months ended September 30, 2009, OWN incurred operating expenses of $6 million and $19 million, respectively.

Consolidated Results of Operations
     The following table presents our consolidated results of operations (in millions).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
		(recast)			(recast)
Revenues:
Distribution	$426	$419	2%	$1,277	$1,239	3%
Advertising	341	332	3%	1,010	1,014	—
Other	87	94	(7)%	265	286	(7)%

Total revenues	854	845	1%	2,552	2,539	1%

Costs of revenues, excluding depreciation and amortization listed below	257	262	(2)%	767	758	1%
Selling, general and administrative	338	224	51%	929	845	10%
Depreciation and amortization	40	50	(20)%	118	146	(19)%
Restructuring and impairment charges	4	13	(69)%	47	17	NM
Gain on business disposition	—	—	NM	(252)	—	NM

	639	549	16%	1,609	1,766	(9)%

Operating income	215	296	(27)%	943	773	22%

Interest expense, net	(66)	(61)	8%	(183)	(196)	(7)%
Other non-operating income (expense), net	6	(8)	NM	34	(4)	NM

Income from continuing operations before income taxes	155	227	(32)%	794	573	39%
Provision for income taxes	(54)	(93)	(42)%	(391)	(285)	37%

Income from continuing operations, net of taxes	101	134	(25)%	403	288	40%
Income from discontinued operations, net of taxes	—	40	NM	—	42	NM

Net income	101	174	(42)%	403	330	22%
Less net (income) loss attributable to non-controlling interests	—	(40)	NM	2	(119)	NM

Net income attributable to Discovery Communications, Inc.	101	134	(25)%	405	211	92%

Stock dividends to preferred interests	(6)	—	NM	(8)	—	NM

Net income available to Discovery Communications, Inc. stockholders	$95	$134	(29)%	$397	$211	88%

Amounts available to Discovery Communications, Inc. stockholders:
Income from continuing operations, net of taxes	$95	$94	1%	$397	$169	NM
Income from discontinued operations, net of taxes	—	40	NM	—	42	NM

Net income	$95	$134	(29)%	$397	$211	88%

Income per share from continuing operations available to Discovery Communications, Inc. stockholders, basic and diluted	$0.22	$0.31		$0.94	$0.59

Income per share from discontinued operations available to Discovery Communications, Inc. stockholders, basic and diluted	—	0.13		—	0.15

Net income per share available to Discovery Communications, Inc. stockholders, basic and diluted	$0.22	$0.44		$0.94	$0.74

Weighted average number of shares outstanding:
Basic	424	302		423	287

Diluted	427	302		424	287

NM = not meaningful

Revenues
     Distribution revenues increased $7 million and $38 million for the three and nine months ended September 30, 2009, respectively, as compared to distribution revenues for the corresponding periods in 2008. Increased distribution revenues were due primarily to higher revenues at the U.S. Networks segment, which were partially offset by decreases at the International Networks segment. The decreases at the International Networks segment were attributable to unfavorable impacts of foreign currency exchange rates of $12 million and $46 million for the three and nine months ended September 30, 2009, respectively, which were partially offset by an increase in paying subscribers.
     Advertising revenues increased $9 million for the three months ended September 30, 2009 as compared to advertising revenues for the same period in 2008. The increase in advertising revenues was principally due to an increase at the U.S. Networks segment, partially offset by a decrease at the International Networks segment. Advertising revenues decreased $4 million for the nine months ended September 30, 2009 as compared to advertising revenues for the same period in 2008. The decrease in advertising revenues was driven by a decrease at the International Networks segment, partially offset by an increase at the U.S. Networks segment.
     Other revenues, which primarily consist of sales of DVDs, merchandise, educational services and content, and sound and music services, decreased $7 million and $21 million for the three and nine months ended September 30, 2009, respectively, as compared with other revenues for the corresponding periods in 2008. The decrease in other revenues for the three months ended September 30, 2009 is primarily due to the conversion of our commerce business to a licensing model and declines in sales of hardcopy content in our education business, partially offset by an increase in online streaming distribution revenues in our education business. The decrease in other revenues for the nine months ended September 30, 2009 is principally from a decline in sales of the Planet Earth DVD series, which was partially offset by an increase from the online streaming distribution revenues in our education business.
Costs of Revenues
     Costs of revenues, which consist primarily of content amortization expense, production costs, and distribution costs, decreased $5 million and increased $9 million for the three and nine months ended September 30, 2009, respectively, when compared to the corresponding periods in 2008. The decrease for the three months ended September 30, 2009 was primarily due to $17 million of content impairment charges for TLC programs in the third quarter of 2008 and favorable impact of foreign currency exchange rates of $6 million, partially offset by higher content amortization expense due to a higher content asset base, reflecting our continued investment in content. The increase for the nine months ended September 30, 2009 was primarily due to higher content amortization expense, partially offset by a $34 million favorable impact from foreign currency exchange rates combined with the impact of the TLC content impairment in the third quarter of 2008.
Selling, General and Administrative
     Selling, general and administrative expenses, which are principally comprised of employee costs, marketing costs, occupancy, and back office support fees, increased $114 million and $84 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increases for the three and nine month periods were due primarily to increased employee costs related to share-based compensation programs and the impact of consolidating OWN beginning in July 2008, which increased costs by $4 million and $17 million for the three and nine month periods, respectively. The increases were partially offset by lower marketing costs, consulting fees, and non-share-based employee costs, reflecting cost savings initiatives and improvements in operating efficiencies, combined with favorable impacts of foreign currency exchange rates of $15 million and $39 million for the three and nine month periods, respectively.
     Employee costs include share-based compensation expense arising from equity awards to employees under our incentive plans. Total share-based compensation expense was $98 million and $196 million for the three and nine months ended September 30, 2009, respectively, as compared to benefits of $65 million and $47 million for the corresponding periods in 2008. The increase in share-based compensation for the three and nine month periods primarily reflects an increase in the fair value of outstanding cash settled equity awards and to a lesser extent an increase in stock options outstanding. A portion of our equity awards are cash settled and, therefore, the value of such awards outstanding must be remeasured at fair value each reporting date based on changes in the price of our Series A common stock. Compensation expense for cash settled equity awards, including changes in fair value, was $91 million and $177 million for the three and nine months ended September 30, 2009, respectively, as compared to benefits of $65 million and $48 million for the similar periods in 2008. Increased compensation expense for cash settled awards for the three and nine month periods were due to an increase in fair value. Increases in fair value of cash settled awards were attributable to an increase in the price of our Series A common stock of 28% and 104% during the three and nine months ended September 30, 2009, respectively. We do not intend to grant additional cash-settled equity awards, except as may be required by contract or to employees in countries in which stock option awards are not permitted. We are evaluating our equity-based compensation program and considering changing our current mix of awards to include performance-based restricted stock unit grants.

Depreciation and Amortization
     Depreciation and amortization expense decreased $10 million and $28 million for the three and nine months ended September 30, 2009, respectively, as compared to the depreciation and amortization expense for the corresponding periods in 2008. The decreases were due to a decline in amortization expense resulting from lower intangible asset balances in 2009 compared to the same periods in 2008.
Restructuring and Impairment Charges
     We recorded $26 million of impairment charges related to intangible assets and capitalized software during the nine months ended September 30, 2009, primarily for certain asset groups at our Other U.S. Networks reporting unit due to declines in expected operating performance. We also recorded exit and restructuring charges of $4 million and $21 million for the three and nine months ended September 30, 2009, respectively, in connection with a reorganization of portions of our operations to reduce our cost structure. The charges were primarily incurred by our International Networks and U.S. Networks segments as well as our corporate operations. The charges for the nine months ended September 30, 2009 include $19 million of severance costs and $2 million of contract termination costs. We expect the majority of these charges to be paid within the next year. We do not expect material future charges associated with these restructuring programs.
Gain on Business Disposition
     In connection with the formation of the Hasbro-Discovery Joint Venture, we recorded a $252 million gain, which included $127 million as a result of “stepping up” our basis for the 50% retained interest in Discovery Kids and $125 million for the sale of 50% of our ownership interest to Hasbro.
Interest Expense, Net
     Interest expense increased $5 million for the three months ended September 30, 2009 when compared to the same period in 2008 primarily due to an increase in the average effective interest rate on our borrowings. Interest expense decreased $13 million for the nine months ended September 30, 2009 when compared with the same period in 2008 primarily due to a decrease in average debt outstanding.
Other Non-Operating Income (Expense), Net
     Other non-operating income (expense), net includes our realized and unrealized gains and losses from derivative transactions that are not accounted for as hedging instruments, realized gains and losses from sale of available-for-sale securities, and other non-operating expenses net of non-operating income. We recognized other non-operating income (expense), net of $6 million and $34 million for the three and nine months ended September 30, 2009, respectively, and $(8) and $(4) million for the three and nine months ended September 30, 2008, respectively. We recognized net realized and unrealized gains on derivatives that are not designated as hedging instruments of $4 million and $13 million during the three and nine months ended September 30, 2009, respectively, and net realized and unrealized losses of $6 million and $4 million during the three and nine months ended September 30, 2008, respectively. In addition, during the nine month period we sold securities for $22 million, which resulted in a pre-tax gain of $13 million.
Provision for Income Taxes
     The provisions for income taxes were $54 million and $391 million for the three and nine months ended September 30, 2009, respectively, and $93 million and $285 million for the three and nine months ended September 30, 2008, respectively. The effective tax rates were 35% and 49% for the three and nine months ended September 30, 2009, respectively, and 41% and 50% for the three and nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 differed from the federal statutory rate of 35% due primarily to the permanent difference on the $125 million gain from the sale of 50% of our ownership interest in Discovery Kids and the $127 million gain as a result of “stepping up” our basis for the 50% retained interest in Discovery Kids in May 2009, and to a lesser extent state income taxes. We did not record a deferred tax liability of $48 million with respect to the portion of the outside basis in the Hasbro-Discovery venture attributable to nondeductible goodwill.
     The effective tax rate for the three and nine months ended September 30, 2008 differed from the federal statutory rate of 35% principally due to the presentation of the Newhouse Transaction as though it was consummated on January 1, 2008 in accordance with ASC 810. Accordingly, our condensed consolidated financial statements and notes include the gross combined financial results of both DHC and DCH since January 1, 2008. Prior to the Newhouse Transaction on September 17, 2008, DHC owned 66 2/3% of DCH and, therefore, recognized a portion of DCH’s operating results. As a result, the tax provision for the three and nine months ended September 30, 2008 includes the taxes recognized by both DCH and DHC related to the portion of DCH’s operating results recognized by DHC. DHC recognized $33 million and $85 million of deferred tax expense related to its investment in DCH prior to the Newhouse Transaction for the three and nine months ended September 30, 2008, respectively. The provision for income taxes for the three and nine months ended September 30, 2008 was partially offset by the release of an $18 million valuation allowance for deferred tax assets of CSS and the release of a $10 million valuation allowance for deferred tax assets related to net operating loss carry-forwards for AMC.

Net (Income) Loss Attributable to Non-Controlling Interests
     Net (income) loss attributable to non-controlling interests represents the portion of net operating results allocable to the non-controlling partners, which was $2 million for the nine months ended September 30, 2009 and $(40) million and $(119) million for the three and nine months ended September 30, 2008, respectively. The amount for the three months ended September 30, 2009 was not significant. The decrease in net (income) loss attributable to non-controlling interests for 2009 is primarily a result of allocating a portion of DCH’s profits to Advance/Newhouse for its ownership interest in DCH for periods prior to the Newhouse Transaction.
Stock Dividends to Preferred Interests
     The Company recognized $6 million and $8 million of non-cash stock dividends for the release of preferred stock from escrow for the three and nine months ended September 30, 2009, respectively.
Income from Discontinued Operations, Net of Taxes
     In September 2008, as part of the Newhouse Transaction, DHC completed the spin-off to its shareholders of AMC, a subsidiary holding the cash and businesses of DHC, except for certain businesses that provide sound, music, mixing, sound effects and other related services. The AMC spin-off did not involve the payment of any consideration by the holders of DHC common stock and was structured as a tax free transaction. There was no gain or loss related to the spin-off.
     In September 2008, prior to the Newhouse Transaction, DHC sold its ownership interests in AMSTS and AccentHealth for approximately $7 million and $119 million, respectively, in cash. The sale of these companies resulted in pre-tax gains of $3 million for AMSTS and $64 million for AccentHealth. AMSTS and AccentHealth were components of the AMC business. It was determined that AMSTS and AccentHealth were non-core assets, and the sale of these companies was consistent with DHC’s strategy to divest non-core assets.
     In September 2008, prior to the Newhouse Transaction, DHC disposed of certain buildings and equipment for approximately $13 million in cash. DHC recognized a pre-tax gain of approximately $9 million in connection with the asset disposals. The disposed assets were part of the AMC business.
     As there is no continuing involvement in the operations of AMC, AMSTS, or AccentHealth, their results of operations and the gains from the business and asset dispositions are presented as Income from discontinued operations, net of taxes in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008.
     The following table presents summary financial information for discontinued operations for the three and nine months ended September 30, 2008 (amounts in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
Revenues	$134	$482
Loss from the operations of discontinued operations before income taxes	$(8)	$(6)
Loss from the operations of discontinued operations, net of taxes	$(7)	$(5)
Gains on dispositions, net of taxes	$47	$47
Income from discontinued operations, net of taxes	$40	$42
Segment Results of Operations
     We manage and report our operations in three segments: U.S. Networks; International Networks; and Commerce, Education, and Other. Corporate primarily consists of corporate functions, executive management, administrative support services, and ancillary revenues and expenses from a consolidated joint venture. Corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon decisions made directly by segment executives. Operating results exclude mark-to-market share-based compensation, restructuring and impairment charges, and gains (losses) on asset dispositions, consistent with our segment reporting. Refer to Note 19 to the accompanying condensed consolidated financial statements for additional information related to our segments.

     We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) impairment charges, and (vi) gains (losses) on business and asset dispositions. We use this measure to assess operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. We exclude mark-to-market share-based compensation, exit and restructuring charges, impairment charges, and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. We also exclude the amortization of deferred launch incentive payments because these payments are infrequent and the amortization does not represent cash payments in the current reporting period. Because Adjusted OIBDA is a non-GAAP measure, it should be considered in addition to, but not a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance reported in accordance with U.S. GAAP.
     The following table presents our revenues by segment and certain consolidated operating expenses, contra revenue amounts, and Adjusted OIBDA (in millions).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Revenues:
U.S. Networks	$522	$498	5%	$1,588	$1,526	4%
International Networks	293	300	(2)%	831	864	(4)%
Commerce, Education, and Other	38	45	(16)%	127	126	1%
Corporate and intersegment eliminations	1	2	(50)%	6	23	(74)%

Total revenues	854	845	1%	2,552	2,539	1%
Costs of revenues (1)	(257)	(262)	(2)%	(767)	(758)	1%
Selling, general and administrative (1)	(247)	(289)	(15)%	(752)	(892)	(16)%
Add: Amortization of deferred launch incentives (2)	14	17	(18)%	41	59	(31)%

Total Adjusted OIBDA	$364	$311	17%	$1,074	$948	13%

(1)	Costs of revenues and selling, general and administrative expenses exclude depreciation and amortization, mark-to-market share-based compensation, exit and restructuring charges, gain on business dispositions, and impairments of intangible assets and capitalized software costs.

(2)	Amortization of deferred launch incentives are included in distribution revenues for U.S. GAAP reporting, but are excluded from Adjusted OIBDA.

     The following table presents our Adjusted OIBDA by segment with a reconciliation of Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Adjusted OIBDA:
U.S. Networks	$302	$257	18%	$907	$811	12%
International Networks	110	103	7%	298	280	6%
Commerce, Education, and Other	2	5	(60)%	13	2	NM
Corporate and intersegment eliminations	(50)	(54)	7%	(144)	(145)	1%

Total adjusted OIBDA	364	311	17%	1,074	948	13%
Gain on business disposition	—	—	NM	252	—	NM
Restructuring and impairment charges	(4)	(13)	(69)%	(47)	(17)	NM
Mark-to-market share-based compensation (expense) benefit	(91)	65	NM	(177)	47	NM
Depreciation and amortization	(40)	(50)	(20)%	(118)	(146)	(19)%
Amortization of deferred launch incentives	(14)	(17)	(18)%	(41)	(59)	(31)%

Total operating income	$215	$296	(27)%	$943	$773	22%

NM = not meaningful
U.S. Networks
     The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Revenues:
Distribution	$242	$231	5%	$737	$691	7%
Advertising	261	249	5%	795	776	2%
Other	19	18	6%	56	59	(5)%

Total revenues	522	498	5%	1,588	1,526	4%
Costs of revenues	(125)	(140)	(11)%	(382)	(380)	1%
Selling, general and administrative	(100)	(107)	(7)%	(315)	(361)	(13)%
Add: Amortization of deferred launch incentives	5	6	(17)%	16	26	(38)%

Adjusted OIBDA	302	257	18%	907	811	12%
Mark-to-market share-based compensation expense	—	(1)	NM	(1)	(7)	(86)%
Restructuring and impairment charges	(1)	(13)	(92)%	(28)	(13)	NM
Depreciation and amortization	(7)	(12)	(42)%	(23)	(40)	(43)%
Gain on business disposition	—	—	NM	252	—	NM
Amortization of deferred launch incentives	(5)	(6)	(17)%	(16)	(26)	(38)%

Operating income	$289	$225	28%	$1,091	$725	50%

NM = not meaningful
Revenues
     Total revenues for the three and nine months ended September 30, 2009 increased $24 million and $62 million, respectively, as compared to total revenues for the corresponding periods in 2008. For the three and nine months ended September 30, 2009, the increases in total revenues were due primarily to increases in distribution revenues of $11 million and $46 million, respectively, and increases in advertising revenues of $12 million and $19 million, respectively. Other revenues for the three months ended September 30, 2009 increased $1 million while other revenues for the nine months ended September 30, 2009 decreased $3 million.
     Increased distribution revenues for the three month period were due to annual contractual rate increases and an increase in paying subscribers, principally for networks carried on the digital tier. These increases were partially offset by the effect of deconsolidating Discovery Kids in May 2009, which resulted in a decline of $10 million. Increased distribution revenues for the nine month period were due to annual contractual rate increases, an increase in paying subscribers, principally for networks carried on the digital tier, and a decline of $9 million for the amortization of launch incentives, excluding Discovery Kids. These revenue increases were partially offset by the effect of deconsolidating Discovery Kids in May 2009, which resulted in a decline of $10 million, and the absence of a one-time revenue correction recorded during the second quarter of 2008 that increased revenues $8 million.
     Advertising revenues for the three and nine month periods increased as a result of higher ratings. Also contributing to the increase for the nine month period was increased pricing. The increases for the three and nine month periods were partially offset by lower cash sellouts.
Costs of Revenues
     Costs of revenues, which consist primarily of content amortization expense, production costs, and distribution costs, decreased $15 million for the three months ended September 30, 2009 as compared to costs of revenues for the corresponding period in 2008. The decrease in costs of revenues was due principally to $17 million of content impairment charges recorded during the third quarter of 2008 related to the decision not to proceed with certain TLC programs following a change in management and strategy and a reduction of $4 million due to the effect of deconsolidating Discovery Kids. These decreases were partially offset by content impairments of $9 million in the third quarter of 2009 related to decisions not to proceed with certain content and an increase of $3 million in content amortization expense due to a higher content asset balance, reflecting our continued investment in content.
     Costs of revenues for the nine months ended September 30, 2009 increased $2 million as compared to costs of revenues for the same period in 2008. The increase in costs of revenues reflects an increase of $26 million in content amortization expense due to a higher content asset balance, reflecting our continued investment in content, partially offset by the $17 million of content impairment charges for TLC programs recorded during the third quarter of 2008 and a reduction of $7 million due to the effect of deconsolidating Discovery Kids.
Selling, General and Administrative
     Selling, general and administrative expenses, which are principally comprised of employee costs, marketing costs, research costs, and occupancy and back office support fees, decreased $7 million and $46 million for the three and nine months ended September 30, 2009, respectively, when compared to selling, general and administrative expenses for the similar periods in 2008. The decreases were attributable primarily to lower marketing costs and to a lesser extent overhead costs. Also contributing to the decline was the effect of deconsolidating Discovery Kids in May 2009, which resulted in declines of $2 million and $4 million for the three and nine months ended September 30, 2009, respectively. These decreases were partially offset by increased costs related to OWN, which is consolidated beginning in July 2008. Costs incurred related to OWN increased $4 million and $17 million for the three and nine months ended September 30, 2009, respectively.
Adjusted OIBDA
     Adjusted OIBDA increased $45 million for the three months ended September 30, 2009 as compared to Adjusted OIBDA for the corresponding period in 2008. The improved performance was primarily due to higher distribution and advertising revenues and lower costs of revenues and selling, general and administrative expenses.
     Adjusted OIBDA increased $96 million for the nine months ended September 30, 2009 as compared to Adjusted OIBDA for the corresponding period in 2008. The improvement in performance was primarily due to higher distribution and advertising revenues and lower selling, general and administrative expenses.
International Networks
     The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Revenues:
Distribution	$184	$188	(2)%	$540	$548	(1)%
Advertising	80	83	(4)%	215	238	(10)%
Other	29	29	—	76	78	(3)%

Total revenues	293	300	(2)%	831	864	(4)%
Costs of revenues	(108)	(95)	14%	(308)	(292)	5%
Selling, general and administrative	(84)	(113)	(26)%	(250)	(325)	(23)%
Add: Amortization of deferred launch incentives	9	11	(18)%	25	33	(24)%

Adjusted OIBDA	110	103	7%	298	280	6%
Restructuring and impairment charges	(3)	—	NM	(13)	—	NM
Depreciation and amortization	(11)	(12)	(8)%	(32)	(32)	—
Amortization of deferred launch incentives	(9)	(11)	(18)%	(25)	(33)	(24)%

Operating income	$87	$80	9%	$228	$215	6%

NM = not meaningful
Revenues
     Total revenues for the three and nine months ended September 30, 2009 decreased $7 million and $33 million, respectively, as compared to total revenues for the corresponding periods in 2008. The decrease in total revenues was due primarily to unfavorable impacts of foreign currency exchange rates of $22 million and $88 million for the three and nine month periods, respectively. Excluding the unfavorable impacts of foreign currency exchange rates, total revenues increased 6% or $15 million and 7% or $55 million for the three and nine month periods, respectively.
     Distribution revenues decreased $4 million and $8 million for the three and nine months ended September 30, 2009, respectively, as compared to distribution revenues for the corresponding periods in 2008. The declines in distribution revenues were driven by unfavorable impacts of foreign currency exchange rates of $12 million and $46 million for the three and nine month periods, respectively. Excluding the unfavorable impacts of foreign currency exchange rates, distribution revenues increased 5% or $8 million and 8% or $38 million for the three and nine month periods, respectively. These increases were attributable to an increase in paying subscribers in Latin America and Asia-Pacific, which reflect the growth in pay television services in these regions. Additionally, the increase in distribution revenues for the nine month period was also attributable to an increase in paying subscribers in EMEA.
     Advertising revenues decreased $3 million and $23 million for the three and nine months ended September 30, 2009, respectively, as compared to advertising revenues for the corresponding periods in 2008. Decreased advertising revenues were due to unfavorable impacts of foreign currency exchange rates of $9 million and $35 million for the three and nine month periods, respectively. Excluding the unfavorable impacts of foreign currency exchange rates, advertising revenues increased 9% or $6 million and 6% or $12 million for the three and nine month periods, respectively. The increases were primarily due to growth in EMEA and Latin America, which reflects higher viewership combined with an increased subscriber base. In October 2009 we renewed an agreement with our advertising sales representative in the U.K., resulting in our ability to increase the monetization of our audience on a go-forward basis.
Costs of Revenues
     Costs of revenues, which consist primarily of content amortization expense, production costs, and distribution costs, increased $13 million and $16 million for the three and nine months ended September 30, 2009, respectively, as compared to costs of revenues for the corresponding periods in 2008. The increases in costs of revenues were net of favorable impacts of foreign currency exchange rates of $6 million and $34 million for the three and nine month periods, respectively. Excluding the favorable impacts of foreign currency exchange rates, costs of revenues increased 23% or $19 million and 20% or $50 million for the three and nine month periods, respectively. The increases were due primarily to higher content amortization expense and increased distribution costs, partially offset by a $6 million reduction in our music rights accrual related to a change in estimate in the third quarter of 2009. For the three and nine month periods, content amortization expense increased 8% or $4 million and 9% or $14 million, respectively, due to a higher content asset balance, reflecting our continued investment in original content production and language customization to support additional local feeds for growth in local advertising sales. Also contributing to higher content amortization expense for the three and nine month periods were increases of $7 million and $20 million, respectively, in impairment charges related to the decision not to proceed with certain content.
Selling, General and Administrative
     Selling, general and administrative expenses, which are principally comprised of employee costs, marketing costs, occupancy and back office support fees, decreased $29 million and $75 million for the three and nine months ended September 30, 2009, respectively, when compared to selling, general, and administrative expenses for the similar periods in 2008. For the three and nine month periods, there were favorable impacts of foreign currency exchange rates of $15 million and $39 million, respectively. Excluding the favorable impacts of foreign currency exchange rates, selling, general and administrative expenses declined 14% or $14 million and 13% or $36 million for the three and nine month periods, respectively, due primarily to lower marketing and employee costs as a result of cost saving initiatives and improvements in operating efficiencies.
Adjusted OIBDA
     Adjusted OIBDA increased $7 million and $18 million for the three and nine months ended September 30, 2009, respectively, as compared to Adjusted OIBDA for the corresponding periods in 2008. Excluding the impacts of foreign exchange rate fluctuations, Adjusted OIBDA increased 10% or $9 million and 16% or $39 million, respectively. The improvement in performance reflects growth in distribution and advertising revenues and a decline in selling, general and administrative expenses, which were partially offset by increases in costs of revenues.
Commerce, Education, and Other
     The following table presents, for our Commerce, Education, and Other segment, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (loss) (in millions).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Revenues:
Other	$38	$45	(16)%	$127	$126	1%

Total revenues	38	45	(16)%	127	126	1%
Costs of revenues	(24)	(26)	(8)%	(76)	(77)	(1)%
Selling, general and administrative	(12)	(14)	(14)%	(38)	(47)	(19)%

Adjusted OIBDA	2	5	(60)%	13	2	NM
Depreciation and amortization	(2)	(2)	—	(4)	(7)	(43)%
Restructuring charges	—	—	NM	(1)	(4)	(75)%

Operating income (loss)	$—	$3	NM	$8	$(9)	NM

Revenues
     Total revenues for the three months ended September 30, 2009 decreased $7 million as compared to total revenues for the corresponding period in 2008 due to a $5 million decrease in commerce sales, reflecting the transition of our commerce business to a licensing model, a decrease in sound services, and a decline in sales of hardcopy education content. These decreases were partially offset by a $2 million increase in online streaming distribution revenues as a result of the continued migration from hardcopy to online distribution of our education content. Total revenues for the nine months ended September 30, 2009 increased $1 million as compared to total revenues for the same period in 2008 principally due to growth in online streaming distribution revenues, which was partially offset by a decrease in commerce sales, due to the transition of our commerce business to a licensing model, a decrease in sound services, and a decline in sales of hardcopy education content. We expect the transition of our commerce business to a licensing model will result in a reduction in our commerce revenues and direct operating expenses for the remainder of 2009.
Costs of Revenues
     Costs of revenues, which consist principally of content amortization expense, production costs, and royalty payments, decreased $2 million and $1 million for the three and nine months ended September 30, 2009, respectively, as compared to costs of revenues for the corresponding periods in 2008 primarily due to a reduction in direct operating costs as a result of the transition of our commerce business to a licensing model in the first quarter of 2009.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses, which are principally comprised of employee costs, occupancy and back office support fees, decreased $2 million and $9 million for the three and nine months ended September 30, 2009, respectively, when compared to selling, general and administrative expenses for the corresponding periods in 2008 primarily due to cost reductions in the commerce business. The declines in expenses at the commerce business were attributable to lower employee costs as a result of the transition to a licensing model.
Adjusted OIBDA
     Adjusted OIBDA for the three months ended September 30, 2009 decreased $3 million as compared to Adjusted OIBDA for the corresponding period in 2008. The decrease primarily reflects lower results in sound services, partially offset by cost reductions from the transition of our commerce business to a licensing model.

     Adjusted OIBDA for the nine months ended September 30, 2009 increased $11 million as compared to Adjusted OIBDA for the same period in 2008. The increase principally reflects higher results from the online streaming distribution revenues and cost reductions from the transition of our commerce business to a licensing model, partially offset by a decrease from the sound services business.
Corporate and Intersegment Eliminations
     The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change
Revenues:
Other	$1	$2	(50)%	$6	$23	(74)%

Total revenues	1	2	(50)%	6	23	(74)%
Costs of revenues	—	(1)	NM	(1)	(9)	(89)%
Selling, general and administrative	(51)	(55)	(7)%	(149)	(159)	(6)%

Adjusted OIBDA	(50)	(54)	7%	(144)	(145)	1%
Mark-to-market share-based compensation (expense) benefit	(91)	66	NM	(176)	54	NM
Depreciation and amortization	(20)	(24)	(17)%	(59)	(67)	(12)%
Restructuring charges	—	—	NM	(5)	—	NM

Operating loss	$(161)	$(12)	NM	$(384)	$(158)	NM

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
     Corporate revenues for the three and nine months ended September 30, 2009 decreased $1 million and $17 million, respectively, when compared with the corresponding periods in 2008, primarily due to decreased ancillary revenues from a consolidated joint venture, whose primary sales were of the Planet Earth DVD. Corporate selling, general and administrative expenses decreased $4 million and $10 million for the three and nine months ended September 30, 2009, respectively, driven by lower consulting costs.
LIQUIDITY AND CAPITAL RESOURCES
     This section provides a description of our primary sources and uses of cash, as well as significant transactions affecting liquidity, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
Sources of Cash
     Our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operations, proceeds from business dispositions, available borrowing capacity under our revolving credit facility, and access to capital markets. We anticipate that our existing cash and cash equivalents on hand and cash generated by or available to the Company should be sufficient to meet our anticipated cash requirements for at least the next twelve months.
     As of September 30, 2009, we had approximately $2.0 billion of total liquidity, comprised of $401 million of cash and cash equivalents on hand and the ability to borrow approximately $1.6 billion under our revolving credit facility.
Operating Activities
     For the nine months ended September 30, 2009, our cash provided by operating activities was $358 million, as compared to $423 million for the same period in 2008, driven by a decrease in cash provided by working capital primarily due to cash paid for income taxes of $362 million and $144 million for the nine months ended September 30, 2009 and 2008, respectively. The increase for the nine months ended September 30, 2009 was primarily due to higher operating income and $81 million in taxes paid related to the sale of our 50% interest in Discovery Kids. Cash taxes are expected to be approximately $475 million for 2009.

Investing Activities
     Cash provided by investing activities for the nine months ended September 30, 2009 was $279 million compared to $116 million during the corresponding period in 2008. The increase primarily reflects $300 million we received from Hasbro in exchange for a 50% ownership interest in a new joint venture that operates the Discovery Kids business and a decrease in capital expenditures of $41 million.
Financing Activities
     At September 30, 2009, our committed debt facilities included two term loans, a revolving credit facility, and various senior notes. Total commitments under these facilities were $5.0 billion at September 30, 2009, of which $3.4 billion of indebtedness was outstanding under these facilities at September 30, 2009, providing additional borrowing capacity of $1.6 billion.
     On August 19, 2009, DCL issued $500 million aggregate principal amount of 5.625% Senior Notes maturing on August 15, 2019 (the “August 2019 Notes”). The August 2019 Notes were issued in an underwritten public offering at a price of 99.428% of the principal amount. DCL received net proceeds of $492 million from the offering after deducting the issuance discount of $3 million and issuance expenses of $5 million recorded as deferred financing costs. DCL used the net proceeds of the offering to repay $428 million of indebtedness outstanding under its Term Loan A, prior to final maturity on October 31, 2010. The remaining proceeds will be used for general corporate purposes.
     DCL may, at its option, redeem some or all of the August 2019 Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase. Interest on the August 2019 Notes is payable on August 15 and February 15 of each year, beginning on February 15, 2010. The August 2019 Notes are unsecured and rank equally in right of payment with all of DCL’s other unsecured senior indebtedness. The August 2019 Notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery.
     On May 14, 2009, DCH entered into Credit Agreement Supplement No. 1 (“Term Loan C”) to its Term Loan B with Bank of America N.A. (as administrative agent and lender). Pursuant to Term Loan C, DCH incurred $500 million of indebtedness, which matures on May 14, 2014. DCH received net proceeds of $478 million from the borrowing after deducting issuance expenses of $12 million recorded as a discount and $10 million of expenses recorded as deferred financing costs. DCH used the net proceeds of the borrowing to repay $163 million and $315 million of indebtedness outstanding under DCL’s Term Loan A and the revolving credit facility, respectively.
     The Term Loan C indebtedness is repayable in equal quarterly installments of $1.25 million beginning June 30, 2009 through March 31, 2014, with the balance due on the maturity date. Term Loan C bears interest at an initial rate of LIBOR plus an applicable margin of 3.25%, with a LIBOR floor of 2.00%, which was 5.25% at September 30, 2009. From May 14, 2009 through September 30, 2009, the weighted average effective interest rate for Term Loan C was 6.03%.
     We currently hold fixed rate swaps that economically hedge the interest rate risk on all of our outstanding variable rate debt. The anticipated interest payments, together with the scheduled principal payments, due over the next year are within the available capacity on our committed facilities. Although we have adequate liquidity to fund our operations and to meet our debt service obligations over the next twelve months, we may seek to arrange new financing.
     Term Loan B and Term Loan C are secured by DCH’s assets, excluding assets held by its subsidiaries. The revolving credit facility and senior notes are unsecured. The debt facilities contain covenants that require the respective borrowers to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. We were compliant with all debt covenants as of September 30, 2009 and have sufficient excess capacity to draw on existing debt commitments or incur additional debt.
Uses of Cash
     Our primary uses of cash include the creation and acquisition of new content, commitments to equity affiliates, and debt and related interest payments. We expect our cash used to acquire content to continue to increase as we continue to invest in high quality programming.
Financing Activities
     During the nine months ended September 30, 2009, $343 million of cash was used in financing activities as compared to $658 million used during the similar period in 2008. Our primary use of cash for financing activities during 2009 was principal payments under our debt facilities totaling $1.3 billion. This outflow was partially offset by $970 million in net cash proceeds from Term Loan C and the August 2019 Notes discussed previously. During the nine months ended September 30, 2008, our primary uses of cash for financing activities were $356 million in cash dispersed in connection with the spinoff of Ascent Media Corporation and principal repayments of $280 million under our debt facilities.

     In 2009, we expect our uses of cash to include a minimum of $1.3 billion for debt repayments, between $240 million and $260 million for interest expense, and $50 million to $55 million for capital expenditures. Additionally, we expect to make approximately $80 million in payments to settle vested employee cash settled equity awards. Actual amounts expensed and payable for cash settled equity awards are dependent on future calculations of fair value which are primarily affected by changes in our stock price, changes in the number of awards outstanding, and changes to the plan.
     On July 23, 2008, we formed a 50-50 joint venture with Oprah Winfrey and Harpo, Inc. Pursuant to the venture agreement, Discovery is committed to loan up to $100 million to the venture through September 30, 2011 to fund operations, of which $27 million has been funded as of September 30, 2009. We anticipate that approximately one-third of the funding obligation will be paid in 2009. To the extent that funding the joint venture in excess of $100 million is necessary, we may provide additional funds through a member loan or require the joint venture to seek third party financing. We expect to recoup the entire amount contributed in future periods provided that the joint venture is profitable and has sufficient funds to repay us. We are currently discussing with Harpo a number of matters regarding OWN Network, including digital strategy, the programming and development pipeline, and timing of the launch of the network.
Factors Affecting Liquidity and Capital Resources
     If we were to experience a significant decline in operating performance, or have to meet an unanticipated need for additional liquidity beyond our available commitments, there is no certainty that we would be able to access the needed liquidity. While we have established relationships with U.S. and international banks and investors which continue to participate in our various credit agreements, the current state of the credit markets may cause some lenders to have to reduce or withdraw their commitments if we were to seek to negotiate a refinancing or an increase in our total commitments. Covenants in existing debt agreements may constrain our capacity for additional debt or there may be significant increases in costs to refinance existing debt to access additional liquidity. As a public company, we may have access to other sources of capital such as the public bond and equity markets. However, access to sufficient liquidity in these markets is not assured given our substantial debt outstanding and the continued volatility in the equity markets and further tightening in the credit markets.
     On June 17, 2009, we filed a Registration Statement on Form S-3 (“shelf registration”) with the SEC in which we registered securities, including debt securities, common stock, and preferred stock. The August 2019 Notes were issued under this shelf registration. While we are not required to issue additional securities under this shelf registration, we may issue additional securities at a future date.
     Our access to capital markets can be affected by factors outside of our control. In addition, our cost to borrow is impacted by market conditions and our financial performance as measured by certain credit metrics defined in our credit agreements, including interest coverage and leverage ratios.
     We and the BBC have formed several cable and satellite television network joint ventures to develop and distribute programming content. Under the terms of our agreements with the BBC, it has the right, every three years starting December 31, 2002, to require us to purchase its ownership interests in those joint ventures. Due to the complexities of the redemption formula, we have accrued the value of the redemption, or put right, at approximately $49 million. We are currently discussing with the BBC potential revisions to all of our contractual relationships, including the ownership of the joint ventures. While there can be no assurance that these or other negotiations would result in a definitive agreement, we expect that the cost of a negotiated acquisition of the BBC’s interests in the joint ventures could substantially exceed the value of the put right.
     We expect to have sufficient cash flow from operations through the remainder of 2009, combined with $401 million of cash on hand at September 30, 2009, to meet remaining mandatory principal repayments of $5 million, interest payments, expected capital expenditures, and approximately $60 million in payments to settle vested employee cash settled equity awards. In addition, we have $1.6 billion of available capacity on our existing revolving credit facility if our cash flow from operations is less than anticipated.
     We are compliant with all debt covenants and have sufficient excess capacity to draw on existing debt commitments or incur additional debt. We have no indication that any of our lenders would be unable to perform under the requirements of our credit agreements should we seek additional funding. Although our leverage and interest coverage covenants limit the total amount of debt we might incur relative to our operating cash flow, we expect we would continue to maintain compliance with our debt covenants with a 50% reduction in our current operating performance.
     Capital expenditures of $102 million for the year ended December 31, 2008 included the investment in building improvements,

broadcast equipment, computer hardware/software, and office furniture/equipment, including $35 million related to AMC, which was spun off in September 2008. Therefore, capital expenditures of continuing operations in 2008 were $67 million. We expect capital expenditures to be between $50 million and $55 million during 2009.
Contractual Obligations
     We have agreements for leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2028. We are obligated to license programming under agreements with content suppliers that expire over various dates. We also have other contractual commitments arising in the ordinary course of business.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions believed reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. Critical accounting policies impact the presentation of our financial condition and results of operations and require significant judgment and estimates. An appreciation of our critical accounting policies facilitates an understanding of our financial results. Unless otherwise noted, we applied our critical accounting policies and estimates methods consistently in all material respects and for all periods presented. For further information regarding these critical accounting policies and estimates, please see the Notes to our condensed consolidated financial statements.
     For financial reporting purposes, we are the successor reporting entity to DHC. Because there is no effective change in ownership, in accordance with ASC 810, both DHC and DCH have been consolidated in our financial statements as if the transaction had occurred January 1, 2008. Our critical accounting policies were adopted from DCH following the Newhouse Transaction. For purposes of analyzing our critical accounting policies, we present associated 2008 financial information consistent with our financial statement presentation and present associated 2007 financial information consistent with the financial statement presentation of DCH.
Revenues
     We derive revenues from (i) distribution revenues from cable systems, satellite operators and other distributors, (ii) advertising aired on our networks and websites, and (iii) other, which is largely e-commerce and educational sales.
Distribution
     Distributors generally pay a per-subscriber fee for the right to distribute our programming under the terms of long-term distribution contracts (“distribution revenues”). Distribution revenues are reported net of incentive costs or other consideration, if any, offered to system operators in exchange for long-term distribution contracts. We recognize distribution revenues over the term of the contracts based on contracted monthly license fee provisions and reported subscriber levels. Network incentives have historically included upfront cash incentives referred to as “launch incentive” in connection with the launch of a network by the distributor within certain time frames. Any such amounts are capitalized as assets upon launch of our programming by the distributor and are amortized on a straight-line basis as a reduction of revenue over the terms of the contracts. In instances where the distribution agreement is extended prior to the expiration of the original term, we evaluate the economics of the extended term and, if it is determined that the deferred launch asset continues to benefit us over the extended term, then we will adjust the launch amortization period accordingly. Other incentives are recognized as a reduction of revenue as incurred.
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

     Certain of our advertising arrangements include deliverables in addition to commercial time, such as the advertiser’s product integration into the programming, customized vignettes, and billboards. These contracts that include other deliverables are evaluated as multiple element revenue arrangements under FASB ASC Topic 605, Revenue Recognition (“ASC 605”).
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
Derivative Financial Instruments
     ASC 815 requires that every derivative instrument be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. We use financial instruments designated as cash flow hedges. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive loss. Amounts are reclassified from Accumulated other comprehensive loss as interest expense is recorded for debt. We use the cumulative dollar offset method to assess effectiveness. To be highly effective, the ratio calculated by dividing the cumulative change in the value of the actual swap by the cumulative change in the hypothetical swap must be between 80% and 125%. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We use derivative instruments principally to manage the risk associated with changes in interest rates that will affect the cash flows of our debt transactions. Refer to Note 9 for additional information regarding derivative instruments held by us and our risk management strategies.
Content Rights
     Costs incurred in the direct production, co-production or licensing of content rights are capitalized and stated at the lower of unamortized cost, fair value, or net realizable value. In accordance with FASB’s position on accounting by producers or distributors of films, FASB ASC Topic 926, Entertainment- Films (“ASC 926”), we amortize our content assets based upon the ratio of current revenue to total estimated revenue (“ultimate revenue”). To determine this ratio, we analyze historical and projected usage for similar programming and apply such usage factors to projected revenues by network, adjusted for any future significant programming strategy changes.
     The result of this policy is an accelerated amortization pattern for the fully distributed U.S. Networks segment (Discovery Channel, TLC, and Animal Planet) and Discovery Channel in the International Networks segment over a period of no more than four years. The accelerated amortization pattern results in the amortization of approximately 40% to 50% of the program cost during the first year. Topical or current events programming is amortized over shorter periods based on the nature of the programming and may be expensed upon its initial airing. All other networks in the U.S. Networks segment and International Networks segment utilize up to a five year useful life. For these networks, with programming investment levels lower than the established networks and higher reuse of programming, straight-line amortization is considered a reasonable estimate of the use of content consistent with the pace of earning ultimate revenue.
     Ultimate revenue assessments include advertising and affiliate revenue streams. Ancillary revenue is considered immaterial to the assessment. Changes in management’s assumptions, such as changes in expected use, could significantly alter our estimates for amortization. Amortization is approximately $179 million and $518 million for the three and nine months ended September 30, 2009, respectively. The unamortized programming balance at September 30, 2009 is $1.3 billion.
     If we expect to alter the planned use of programming because of a change in network strategy, we write it down to its net realizable value based on adjusted ultimate revenues when we identify the need to alter the planned use. On a periodic basis, management evaluates the net realizable value of content in conjunction with our strategic review of the business. Changes in management’s assumptions, such as changes in expected use, could significantly alter our estimates for write-offs. Consolidated content impairment, including accelerated amortization of certain programs is approximately $19 million and $45 million for the three and nine months ended September 30, 2009, respectively.
Share-Based Compensation
     Mark-to-market share-based compensation is primarily related to our unit-based Discovery Appreciation Plan (the “DAP Plan”) for our employees who met certain eligibility criteria. Units were awarded to eligible employees and vest at a rate of 25% per year. Prior to the Newhouse Transaction, we accounted for the DAP Plan in accordance with ASC 815, as the value of DAP units was indexed to the value of DHC Series A common stock. Upon redemption of the DAP Plan awards, participants received a cash payment based on the difference between the market price of DHC Series A common stock on the vesting date and the market price on the date of grant. Following the Newhouse Transaction, outstanding units remained were adjusted to index the value of our publicly traded stock. We account for these cash settled stock appreciation awards in accordance with FASB ASC Topic 718, Stock Compensation (“ASC 718”).

     The value of DAP units is calculated using the Black-Scholes model each reporting period, and the change in unit value of DAP Plan awards outstanding is recorded as compensation expense over the period outstanding. Compensation expense, including the change in fair value, is attributed using the straight-line method during the vesting period. We use volatility of DHC common stock or our common stock, if available, in our Black-Scholes models. However, if the term of the units is in excess of the period common stock that has been outstanding, we use a combination of historical and implied volatility. Different assumptions could result in different market valuations. However the most significant factor in determining the unit value is the price of our common stock.
Goodwill and Indefinite-lived Intangible Assets
2008 Impairment Testing
     The majority of our goodwill balance is the result of the Newhouse Transaction in 2008 and a transaction with Advance/Newhouse and Cox Communications Holdings, Inc. in 2007 (the “Cox Transaction”). As a result of the Newhouse Transaction, we allocated $1.8 billion of goodwill previously allocated to DHC’s equity investment in DCH and $251 million of goodwill for the basis differential between the carrying value of DHC’s and Advance/Newhouse’s investments in DCH to our reporting units. The formation of DCH as part of the Cox Transaction required “pushdown” accounting of each shareholder’s basis in DCH. The result was the pushdown of $4.6 billion of additional goodwill previously recorded on the investors’ books to DCH reporting units.
     We performed our annual goodwill impairment testing in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”) on November 30, 2008. Under the guidelines established by FASB ASC Topic 280, Segment Reporting (“ASC 280”), we have aggregated our operating segments into the following three reportable segments: U.S. Networks, International Networks, and Commerce, Education, and Other. However, the goodwill impairment analysis, under the requirements of ASC 350, is performed at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment as defined in ASC 280.
     The following table presents our goodwill balances, by reporting unit, as of December 31, 2008 and 2007. The December 31, 2008 goodwill balances for each reportable segment agree to goodwill balances in Note 7 to the condensed consolidated financial statements. The December 31, 2007 goodwill balances have been included for comparative purposes and agree in total to the consolidated goodwill balance included in the Rule 3-09 financial statements of the significant subsidiary, DCH (in millions) included in our Current Report on Form 8-K filed with the SEC on June 16, 2009.

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

     We utilized a discounted cash flow (“DCF”) model and market approach to estimate the fair value of our reporting units. The DCF model utilizes projected financial results for each reporting unit. The projected financial results are created from critical assumptions and estimates which are based on management’s business plans and historical trends. The market approach relies on data from publicly traded guideline companies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, and relevant comparable company earnings multiples.

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
     During 2008, there were no significant changes in our reporting units. However, as a result of the Newhouse Transaction we allocated $2.0 billion of goodwill to our reporting units. For the annual goodwill impairment test performed on November 30, 2008, we did not significantly change the methodology from 2007 to determine the fair value of our reporting units. Due to the decline in the global economic environment, we made changes to certain of the assumptions utilized in the DCF model for 2008 compared with the prior year. For instance, generally we increased discount rates and assumed lower growth rates in our 2008 DCF calculations. Our assumed growth rates in 2008 were also lower than historical growth rates. The following is a summary analysis of the significant assumptions used in our DCF model, as well as a sensitivity analysis on the impact of changes in certain assumptions to our overall conclusion concerning impairment of our goodwill balances.
     Discount rate: The discount rate represents the expected return on capital. Each of the U.S. Networks’ reporting units generally used a discount rate of 12% for 2008, which represents an increase from a rate of 11% utilized in 2007. The International Networks’ reporting units’ discount rates were a weighted average of 16% and 14% for the years 2008 and 2007, respectively. For our remaining reporting units, discount rates were a weighted average of 15% for the years 2008 and 2007. We used the average interest rate of a 20-year government security over a one year period to determine the risk free rate in our weighted average cost of capital calculation. The difference between our discount rate and the risk free rate was 8% and 7% in 2008 and 2007, respectively.
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
     The U.S. Networks’ reporting units made up 75% and 79% of the fair value of our Company in 2008 and 2007, respectively. At the date of impairment testing, the carrying value of our U.S. Networks’ reporting units made up 77% of the carrying value of net assets allocated for purposes of goodwill impairment testing in 2008 and 2007. The International Networks’ reporting units made up 23% and 20% of the fair value of our Company in 2008 and 2007, respectively. The carrying value of the International Networks’ reporting units made up 22% and 23% of the carrying value of net assets allocated for purposes of goodwill impairment testing in 2008 and 2007, respectively. The fair value of our other reporting units made up 2% and 1% of the fair value of our Company in 2008 and 2007, respectively. The carrying value of our other reporting units made up 1% and 0% of the carrying value of net assets allocated for purposes of goodwill impairment testing in 2008 and 2007, respectively.
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
Deconsolidation of Discovery Kids
     During 2009, we deconsolidated Discovery Kids and reevaluated the fair value of the Other U.S. Networks reporting unit. As a result, the Company allocated $437 million of goodwill assigned to Discovery Kids based on the relative fair values of the network and the portion of the Other U.S. Networks reporting unit that has been retained. The Company used the purchase consideration provided by Hasbro to determine the fair value of Discovery Kids. The significant assumptions used in the DCF models to determine the fair value of the other components of the U.S. Networks reporting unit were generally consistent with those used during year-end 2008, except that the expected cash flows of certain components declined causing long-term growth rates to increase slightly. The market approach relied on public information and involved the exercise of judgment in identifying the relevant comparable company market multiples. The Company multiplied certain financial measures of the Other U.S. Networks reporting unit by the market multiples identified in determining the estimated fair value. A reduction in market multiples and decline in cash flow projections for certain components of the business indicated an impairment of long lived assets of $20 million, included in the long-lived assets discussion below. Despite the reduced fair value of certain components of the Other U.S. Networks reporting unit, the fair value of the reporting unit exceeded its carrying amount, and the goodwill of the reporting unit was not impaired.
2009 Impairment Testing
     We will perform our annual impairment testing of goodwill as of November 30, 2009, unless there is another triggering event, which would require the performance of impairment testing before our annual impairment testing date. We monitor our anticipated operating performance to ensure that no event has occurred requiring goodwill impairment testing. As part of our annual impairment testing or any interim impairment test deemed necessary, we will evaluate whether our assumptions and methodologies require changes as a result of the current global economic environment.
     The determination of recoverability of goodwill requires significant judgment and estimates regarding future cash flows and fair values. Such estimates are subject to change and could result in impairment losses being recognized in the future. If different reporting units or different valuation methodologies had been used, the impairment test results could have differed.
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
     During the nine months ended September 30, 2009, we recorded long-lived asset impairments of $26 million primarily related to our HowStuffWorks.com business, a component of the other U.S. Networks reporting unit, due to declines in expected operating performance.

     The determination of recoverability of long-lived assets requires significant judgment and estimates regarding future cash flows, fair values, and the appropriate grouping of assets. Such estimates are subject to change and could result in impairment losses being recognized in the future. If different asset groupings or different valuation methodologies had been used, the impairment test results could have differed.
Redeemable Interests in Subsidiaries
     For those instruments with an estimated redemption value, redeemable interests in subsidiaries are accreted or amortized to an estimated redemption value ratably over the period to the redemption date. Changes in redemption value are charged to Accumulated deficit in the Condensed Consolidated Statements of Equity.
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
Recently Issued Accounting and Reporting Pronouncements
Accounting and Reporting Pronouncements Adopted
The Hierarchy of Generally Accepted Accounting Principles
     In June 2009, the FASB issued a statement that establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The statement modified the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. All guidance contained in the Codification carries an equal level of authority. The provisions of this statement allow for rules and interpretive releases of the SEC under authority of federal securities laws to also serve as sources of authoritative GAAP for SEC registrants. The provisions became effective for us on September 30, 2009. The only impact to our consolidated financial statements was to revise references to accounting pronouncements from those of the precodification standards to the references used in the codified hierarchy of GAAP.
Fair Value Measurements
     In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which amends the guidance for measuring the fair value of liabilities included in FASB ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”). The update reinforces that fair value of a liability is the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Additionally, the update clarifies how the price of an identical or similar debt security that is traded or the price of the liability when it is traded as an asset should be considered in estimating the fair value of the issuer’s liability and that the reporting entity must consider its own credit risk in measuring the liability’s fair value. Effective September 30, 2009, we adopted the provisions of ASU 2009-05 for all liabilities measured at fair value, which are being applied prospectively. The adoption of ASU 2009-05 resulted in changing the priority level of inputs used to measure the fair value of liabilities associated with our deferred compensation plan from Level 2 to Level 1 within the fair value hierarchy in ASC 820. However, this ASU did not change our valuation techniques or impact the amounts or classifications recorded in our consolidated financial statements.
     In September 2006, the FASB issued a statement which establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and expands the required disclosures about fair value measurement. The provisions of the statement related to financial assets and liabilities as well as nonfinancial assets and liabilities carried at fair value on a recurring basis were adopted prospectively on January 1, 2008 and did not have a material impact on our consolidated financial statements. In February 2008, the FASB delayed the effective date of this statement for non-recurring measurements of non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Effective January 1, 2009, we adopted the provisions of this statement for non-financial assets and liabilities measured at fair value on a non-recurring basis, which are being applied prospectively. The adoption of this statement did not have a material impact on our condensed consolidated financial statements. The relevant disclosures required by ASC 820 are included in Note 5 to our condensed consolidated financial statements.
Subsequent Events
     In May 2009, the FASB issued a statement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of this statement under FASB ASC Topic 855, Subsequent Events (“ASC 855”) require disclosure of the date through which an entity has evaluated subsequent events, which for us is the date the financial statements were issued. Effective June 30, 2009, we adopted the provisions of this statement, which are being applied prospectively. The adoption of this statement did not have a material impact on our consolidated financial statements. The relevant disclosures required by this new statement are included in Note 1 to our condensed consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued a statement which requires disclosures about the fair value of financial instruments in interim financial statements in addition to annual financial statements. Effective June 30, 2009, we adopted the interim disclosure requirements of the statement, which are being applied prospectively. The adoption of this statement did not have a material impact on our consolidated financial statements. The relevant disclosures required by FASB ASC Topic 825, Financial Instruments (“ASC 825”), are included in various notes to our consolidated financial statements.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
     In June 2008, the FASB issued a statement on determining whether instruments granted in share-based payment transactions are participating securities. The provisions of this statement, found under FASB ASC Topic 260, Earnings Per Share (“ASC 260”) became effective for us on January 1, 2009. The statement provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two class method of computing basic and diluted earnings per share retrospectively to all prior period earnings per share computations. The adoption of the statement did not impact our computation of earnings per share for the periods presented.
Determination of the Useful Life of Intangible Assets
     In April 2008, the FASB issued a statement which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Effective January 1, 2009, we adopted the provisions of this statement, found under ASC 350, which are being applied prospectively to intangible assets acquired on or subsequent to the effective date. Our policy is to expense costs incurred to renew or extend the contractual terms of our intangible assets. The adoption of the statement did not impact our condensed consolidated financial statements.
Disclosures about Derivative Investments and Hedging Activities
     In March 2008, the FASB issued a statement which requires entities to include information in interim and annual financial statements about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Effective January 1, 2009, we adopted the provisions of this statement, found under ASC 815, which are being applied prospectively. The adoption of the statement did not have a material impact on our condensed consolidated financial statements. The relevant disclosures required by the statement are included in Note 9 to our condensed consolidated financial statements.
Non-controlling Interests
     In December 2007, the FASB issued a statement which establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, this statement requires that non-controlling interests be reported within the equity section of the balance sheet and that the amounts of consolidated net income or loss and consolidated comprehensive income or loss attributable to the parent company and the non-controlling interests are clearly presented separately in the consolidated financial statements. Also, pursuant to this statement, where appropriate, losses will be allocated to non-controlling interests even when that allocation may result in a deficit balance. Effective January 1, 2009, we adopted the provisions of this statement, found under ASC 810, which are being applied prospectively, except for the presentation and disclosure requirements, which are being applied retrospectively to all periods presented. Upon adoption of this statement, non-controlling interests of $25 million as of December 31, 2008 have been reclassified from Other noncurrent liabilities to Equity attributable to non-controlling interests in the equity section of the Condensed Consolidated Balance Sheets. Additionally, $40 million and $119 million previously recorded as Minority interests, net of tax for the three and nine months ended September 30, 2008 have been reclassified to Net (income) loss attributable to non-controlling interests and excluded from the caption Net income in the Condensed Consolidated Statements of Operations. The computation of earnings per share for all prior periods is not impacted.
Business Combinations
     In December 2007, the FASB issued a statement on business combinations that requires, among other matters, that companies expense business acquisition transaction costs; record an asset for in-process research and development; record at fair value amounts for contingencies, including contingent consideration, as of the purchase date with subsequent adjustments recognized in operating results; recognize decreases in valuation allowances on acquired deferred tax assets in operating results, which are considered to be subsequent changes in consideration and are recorded as decreases in goodwill; and measure at fair value any non-controlling interest in the acquired entity. Effective January 1, 2009, we adopted the provisions of this statement, located within FASB ASC Topic 805, Business Combinations (“ASC 805”) which are being applied prospectively to new business combinations consummated on or subsequent to the effective date. While this statement applies to new business acquisitions consummated on or subsequent to the effective date, the amendments to the guidance on accounting for income taxes, with respect to deferred tax valuation allowances and liabilities for income tax uncertainties, applies to changes in deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business acquisitions. In April 2009, the FASB issued a position which amends and clarifies the accounting, recording and measurement of certain contingent assets acquired and liabilities assumed in a business combination. The provisions of this position, also located within ASC 805, were effective immediately and required to be applied retrospectively to business combinations that occurred on or after January 1, 2009. The adoption of both the statement and position, effective January 1, 2009, did not impact our consolidated financial statements. Generally, the impact of ASC 805 will depend on future acquisitions.

Accounting for Collaborative Arrangements
     In December 2007, the Emerging Issues Task Force (“EITF”) issued a statement which defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity, such as an agreement to co-produce and distribute programming with another media company. Effective January 1, 2009, we adopted the provisions of this statement, found under FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”) which are being applied retrospectively to all periods presented for all collaborative arrangements as of the effective date. The adoption of the statement did not have a material impact on our consolidated financial statements. The relevant disclosures required by ASC 808 are included in Note 6.
Accounting and Reporting Pronouncements Not Yet Adopted
Revenue Recognition for Multiple-Element Revenue Arrangements
     In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which revises the existing multiple-element revenue arrangements guidance included in ASC 605. The revised guidance changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables, and expands the disclosures required for multiple-element revenue arrangements. ASU 2009-13 will be effective for us on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We are currently evaluating the impact that ASU 2009-13 will have on our consolidated financial statements.
Consolidation of Variable Interest Entities
     In June 2009, the FASB issued a statement which revises the existing accounting guidance for interests in a VIE included in ASC 810. Among other matters, the statement requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; amends the consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing; amends certain guidance for determining whether an entity is a VIE, which may change an entity’s assessment of which entities with which it is involved are VIEs; requires continuous assessments of whether an entity is the primary beneficiary of a VIE; and requires enhanced disclosures about an entity’s involvement with a VIE. In general, the disclosure requirements are consistent with the provisions by the FASB on transfers of financial assets and interests in variable interest entities. The provisions of this statement will be effective for us on January 1, 2010, and will be applied retrospectively to all periods presented. The adoption of this statement will result in us no longer consolidating the Oprah Winfrey Network and Animal Planet Japan joint ventures effective January 1, 2010. We continue to evaluate the impact of deconsolidating the Oprah Winfrey Network and Animal Planet Japan joint ventures and whether the provisions of this statement will further impact our consolidated financial statements.

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
Interest Rates
     The nature and amount of our long-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our interest expense is exposed to movements in short-term interest rates. Of our $3.4 billion of debt, $2.1 billion was floating rate debt at September 30, 2009. We use derivative instruments, including variable to fixed and fixed to variable interest rate instruments, to modify this exposure. The variable to fixed interest rate instruments had a notional amount of $2.2 billion and had a weighted average interest rate of 4.68% at both September 30, 2009 and December 31, 2008. The notional amount of our variable to fixed interest rate instruments exceeded the principal amount of our variable rate debt at September 30, 2009 because we prepaid the remaining outstanding principal balance of our Term Loan A in August 2009. The interest rate instruments that were economic hedges of Term Loan A did not receive hedge accounting treatment and the change in fair value will continue to be reported as a component of Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. The fixed to variable interest rate agreements had a notional amount of $50 million and had a weighted average interest rate of 4.67% and 7.90% at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, we have a notional amount of $860 million of forward starting variable to fixed interest rate swaps, of which a notional amount of $560 million will become effective in December 2009 and a notional amount of $300 million will become effective in June 2010. The fair value of our interest rate derivative contracts, adjusted for our credit risk and our counterparties’ credit risk, aggregate $57 million and $106 million at September 30, 2009 and December 31, 2008, respectively.

     Of the total notional amount of $3.1 billion in interest rate derivatives, $2.3 billion of these derivative instruments are highly effective cash flow hedges. The fair value of these hedges at September 30, 2009 and December 31, 2008 was a loss position of $35 million and $70 million, respectively, with changes in the mark-to-market value recorded as a component of Other comprehensive income (loss), net of taxes. We do not expect material hedge ineffectiveness in the next twelve months. As of September 30, 2009, a parallel shift in the interest rate yield curve equal to one percentage point would change the fair value of our interest rate derivative portfolio by approximately $43 million. Because we are fully hedged, a change in interest rates on variable rate debt would not impact interest expense.
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
     Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change. We did not hold significant foreign currency derivative instruments at September 30, 2009. At December 31, 2008 the notional amount of foreign currency derivative instruments was $75 million and the fair value was $5 million.
     Refer to Note 9 to the accompanying condensed consolidated financial statements for additional information regarding our foreign currency derivative instruments.
Market Values of Investments
     We are exposed to market risk as it relates to changes in the market value of our investments, which primarily include trading securities held in our deferred compensation plan. We invest directly and indirectly through mutual funds in equity instruments of public and private companies. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. During the nine months ended September 30, 2009, we sold a common stock investment, which resulted in a pretax gain of $13 million. Our remaining investments at September 30, 2009 had a fair value of $32 million which is recorded as a component of Other current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2009, a 10% decline in the fair value of these investments would reduce the fair value of these investments to $29 million.

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

Changes in Internal Control over Financial Reporting
     There have been no changes to the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
None.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.

Exhibit No.	Description

4.1	Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 19, 2009, SEC File No. 001-34177 (the “August 19, 2009 8-K”))

4.2	Supplemental Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the August 19, 2009 8-K)

10.1	Amendment to Employment Agreement, dated as of July 1, 2009, between Bradley E. Singer and Discovery Communications, LLC

10.2	Addendum to Employment Agreement, dated as of September 9, 2009, between David M. Zaslav and Discovery Communications, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)
Date: November 3, 2009	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 3, 2009	By:	/s/ Bradley E. Singer
Bradley E. Singer
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 19, 2009, SEC File No. 001-34177 (the “August 19, 2009 8-K”))

4.2	Supplemental Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the August 19, 2009 8-K)

10.1	Amendment to Employment Agreement, dated as of July 1, 2009, between Bradley E. Singer and Discovery Communications, LLC

10.2	Addendum to Employment Agreement, dated as of September 9, 2009, between David M. Zaslav and Discovery Communications, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document