Form 10-K
period 2009-12-31
Discovery Communications, Inc.
filed 2010-02-22
CIK 1437107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-34177

DISCOVERY COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	35-2333914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Discovery Place Silver Spring, Maryland	20910
(Address of principal executive offices)	(Zip Code)

(240) 662-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series A Common Stock, $0.01 par value	Nasdaq Global Select Market
Series B Common Stock, $0.01 par value	Nasdaq Global Select Market
Series C Common Stock, $0.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by nonaffiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2009, was approximately $5.7 billion.

The number of shares outstanding of each of the Registrant’s classes of common stock as of February 11, 2010 was:

Series A Common Stock, $0.01 par value	135,226,377
Series B Common Stock, $0.01 par value	6,589,084
Series C Common Stock, $0.01 par value	141,711,350

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

DISCOVERY COMMUNICATIONS, INC.

PART I

ITEM 1.	Business.

Overview

Discovery Communications, Inc. (“Discovery”, “we”, “us” or “our”) is a leading global media and entertainment company. We were formed on September 17, 2008, in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective ownership interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with and into Discovery. Prior to September 17, 2008, DCH was a stand-alone private company, which was owned approximately 66 2/3% by DHC and 33 1/3% by Advance/Newhouse. As a result of this transaction we became the successor reporting entity to DHC under the Securities Exchange Act of 1934, as amended.

As one of the world’s largest nonfiction media companies, we provide original and purchased programming across multiple distribution platforms in the United States (“U.S.”) and more than 170 other countries. Led by the flagship Discovery Channel, one of the first nonfiction cable networks and our most widely distributed global brand, Discovery enables people to explore the world and satisfy their curiosity through more than 100 worldwide networks offering customized programming in 38 languages. In addition to Discovery Channel, our global portfolio includes prominent television brands such as TLC, Animal Planet, Science Channel, Investigation Discovery, Planet Green, Discovery Travel and Living, Discovery Home and Health and HD Theater, as well as leading consumer and educational products and services, and a diversified portfolio of digital media services including HowStuffWorks.com.

Our media content spans genres including science, exploration, survival, natural history, sustainability of the environment, technology, anthropology, paleontology, history, space, archaeology, health and wellness, engineering, adventure, lifestyles and current events. This type of programming tends to be culturally neutral and maintains its relevance for an extended period of time. As a result, our content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages, as well as the creation of local programming tailored to individual market preferences.

Our content is designed to target key audience demographics and the popularity of our programming offers a reason for advertisers to purchase time on our channels. Our audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home (“DTH”) satellite operators and other content distributors to deliver our programming to their customers.

We have an extensive library of programming and footage that provides a source of content for creating new services and launching into new markets and onto new platforms. Generally, we own most or all rights to the majority of this programming and footage, which enables us to exploit our library to launch new brands and services into new markets quickly without significant incremental spending. Our programming can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world.

In addition to growing distribution and advertising revenue for our branded channels, we are focused on extending content distribution across new distribution platforms, including brand-aligned web properties, mobile devices, video-on-demand and broadband channels, which provide promotional platforms for our television programming and serve as additional outlets for advertising and affiliate sales. We also operate internet sites including HowStuffWorks.com, Petfinder.com, and Treehugger.com that provide supplemental news, information and entertainment aligned with our television programming.

We also are utilizing our programming assets to take advantage of the growing demand for high definition (“HD”) programming in the U.S. and throughout the world. In 2009, we provided HD simulcasts of six of our U.S. Networks (Discovery Channel, TLC, Animal Planet, Science Channel, Investigation Discovery and Planet Green), in addition to our stand-alone U.S. HD Theater channel. In 2009, we also expanded our international HD operations to include HD channels (Discovery HD, Animal Planet HD and TLC HD) in 61 markets outside of the U.S., making us one of the leading international providers of HD programming, based on the number of markets we serve. We believe we are well positioned to take advantage of the accelerating growth in sales of HD televisions and the expanding distribution of HD channels around the world. Where we operate HD simulcasts of our networks, we also benefit from the ability to aggregate standard and HD audiences for advertising sales purposes. In January 2010, we announced our intent to form a joint venture with Sony Corporation and IMAX Corporation to launch a 24-hours-a-day, 7-days-a-week, three-dimensional (“3-D”) channel in the U.S., positioning us to capitalize on the recent success of 3-D feature films and projected growth in sales of 3-D television sets.

Our strategy is to deliver sustainable long-term growth through the development of high-quality media brands that build consumer viewership, optimize distribution revenue and capture advertising sales. In addition, we are focused on maximizing the overall efficiency and effectiveness of our global operations through collaboration and innovation across operating units and regions around the world, and across all television and digital media.

In line with this strategy, our specific priorities include:

•

Maintaining our focus on creative excellence in nonfiction programming and expanding the portfolio’s brand entitlement by developing compelling content that promotes audience growth, builds advertising relationships and has global utility.

•

Leveraging our distribution strength in the U.S. — with three channels each reaching more than 95 million subscribers in the U.S. and Canada and five channels each reaching between 50 million and 75 million subscribers in the U.S. and Canada — to create or reposition additional branded channels and businesses that can sustain long-term growth and occupy a desired programming niche with strong consumer appeal.

•

Increasing the value of our distribution strength outside of the U.S. – with at least two channels in more than 170 countries around the world – to maintain a leadership position in nonfiction entertainment in international markets and build additional branded channels and businesses that can sustain long-term growth. This includes expanding local advertising sales capabilities, creating licensing and digital growth opportunities, utilizing broadcast and other additional distribution opportunities in select markets, and leveraging operating efficiencies through development and promotional collaboration between the U.S. Networks and International Networks segments.

•

Developing and growing compelling content experiences on new platforms that are aligned with our core branded channels. Specifically, extending ownership of nonfiction entertainment to new platforms and technologies around the world to satisfy viewers’ curiosity and enhance the consumer entertainment experience, provide new cross-platform sales and promotional opportunities with our television networks, and create additional reach for our content by leveraging the economies realized through programs that can be produced once and used often in both long-term and short-term formats.

Recent Developments

Accounting for Variable Interest Entities

Effective January 1, 2010, we adopted the Financial Accounting Standards Board’s (“FASB”) statement amending the accounting for interests in a variable interest entity (“VIE”). Pursuant to the adoption of this statement, beginning January 1, 2010, we will no longer consolidate the Oprah Winfrey Network (“OWN”) and Animal Planet Japan (“APJ”) joint ventures and will account for our interest in these entities under the equity method of accounting. However, we continued to consolidate OWN and APJ through December 31, 2009. Accordingly, the financial information in this Annual Report on Form 10-K includes the financial position and operating results of OWN and APJ for 2009 and 2008. Beginning in 2010, we will apply the provisions of the new statement retrospectively to financial information for all periods presented by recasting prior period results to conform to the new presentation. Additional financial information related to OWN and APJ as well as the impact of adopting the new statement is set forth in Item 7 and Note 2 to the accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Reportable Segments

Effective January 1, 2010, we realigned the Discovery Commerce business from the Commerce, Education, and Other reporting segment into the U.S. Networks reporting segment. In connection with this realignment we changed the name of our Commerce, Education, and Other reporting segment to Education and Other. The financial information in this Annual Report on Form 10-K has not been recast to reflect the realignment. Accordingly, the results of operations for the Discovery Commerce business are included in the financial results for the Commerce, Education, and Other segment. Beginning in 2010, we will include the Discovery Commerce business in the financial results for the U.S. Networks segment and will recast prior period results to conform to the new presentation.

Hasbro-Discovery Joint Venture

On May 22, 2009, we formed a 50-50 joint venture with Hasbro, Inc. (“Hasbro”) that will operate a television network and website dedicated to high-quality children’s and family entertainment and educational programming. In connection with the arrangement, Discovery contributed the U.S. Discovery Kids Network (“Discovery Kids”) to the joint venture. Additionally, Hasbro acquired a 50% ownership interest in the joint venture for a cash payment of $300 million and a tax receivables agreement collectible over 20 years valued at $57 million, which resulted in a total gain of $252 million. The rebranded network, the Hub, is scheduled to premiere in late 2010. Additional information regarding the joint venture is set forth in Note 4 to the accompanying consolidated financial statements.

Discovery Commerce Business

In April 2009, we completed the transition of our commerce business to a licensing model by outsourcing the commerce direct-to-consumer operations including our commerce website, related marketing, product development and fulfillment to a third party in exchange for royalties. The new structure for our commerce business enables us to continue offering high quality DVD programming as well as many merchandise categories leveraging both licensed and make and sell products.

Segment Information

In 2009, we operated through three segments: (1) U.S. Networks, (2) International Networks, and (3) Commerce, Education, and Other. Financial information related to our operating segments is set forth in Note 23 to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K.

U.S. Networks

Reaching approximately 724 million cumulative subscribers (defined below) primarily in the U.S. as of December 31, 2009, and having one of the industry’s most widely distributed portfolios of brands, U.S. Networks delivers 11 cable and satellite television channels primarily in the U.S. The portfolio includes three channels that each reach more than 95 million subscribers (defined below) and five channels that each reach between 50 and 75 million subscribers.

Our U.S. networks are wholly-owned except for Discovery Kids, which is operated through a 50-50 joint venture between us and Hasbro. Currently, we own and operate the Discovery Health Channel. However, pursuant to our joint venture arrangement for OWN, we will contribute our interest in the Discovery Health Channel to OWN, which is expected to occur in 2011.

Subscriber numbers set forth in this Annual Report on Form 10-K include both wholly-owned networks and networks operated by joint ventures and are according to The Nielsen Company, except for Discovery Kids, Planet Green, FitTV and HD Theater, where Nielsen data is either not available and/or internal data are used. As used herein, a “subscriber” is a single household that receives the applicable Discovery channel from its cable television operator, DTH satellite operator, or other television provider, including those who receive our networks from pay-television providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term “cumulative subscribers” refers to the collective sum of the total number of subscribers to each of our channels. By way of example, two households that each receive five of our networks from their television provider represent two subscribers, but 10 cumulative subscribers.

The networks operated by the U.S. Networks segment include:

Discovery Channel • Discovery Channel reached approximately 100 million subscribers in the U.S. as of December 31, 2009.

• Discovery Channel is dedicated to creating high-quality nonfiction content that informs and entertains viewers about the wonder and diversity of the world. The network offers a mix of genres including science and technology, exploration, adventure, history and in-depth, behind-the-scenes glimpses at the people, places and organizations that shape and share our world.

• Programming highlights on Discovery Channel include Deadliest Catch, MythBusters, Dirty Jobs, Man Vs. Wild, Storm Chasers, Swamp Loggers, Pitchmen and Colony. Discovery Channel is also home to specials and mini-series, including the critically acclaimed Planet Earth, When We Left Earth: The NASA Missions and Discovering Ardi.

• Target viewers are adults ages 25-54, particularly men.

• Discovery Channel is simulcast in HD.

TLC • TLC reached approximately 99 million subscribers in the U.S. as of December 31, 2009. TLC also reached approximately 8 million subscribers in Canada, according to internal data.
• TLC features docu-series and reality-based programming about the lives of real-life extraordinary characters.

•Programming highlights on TLC include Cake Boss, Little Couple, What Not to Wear, Little People, Big World, Police Women of Broward County, Say Yes to the Dress, LA Ink and 18 Kids and Counting.

•Target viewers are adults ages 18-49, particularly women.

•TLC is simulcast in HD.

Animal Planet • Animal Planet reached approximately 96 million subscribers in the U.S. as of December 31, 2009.

• Animal Planet provides a full range of programming related to life in the animal kingdom with content that offers animal lovers and pet owners access to a centralized online, television and mobile community for entertainment and information.

• Programming highlights on Animal Planet include Whale Wars, River Monsters, I’m Alive, Monsters Inside Me, Pit Bulls and Parolees and Dogs 101.

• Target viewers are adults ages 25-54.

• Animal Planet is simulcast in HD.

Discovery Health • Discovery Health reached approximately 74 million subscribers in the U.S. as of December 31, 2009.

• Discovery Health provides information that helps viewers better understand health and wellness issues. From pregnancy and parenting to diet and disease prevention, Discovery Health delivers real-life stories.

• In 2011, Discovery Health will be repositioned as OWN through a 50-50 joint venture between Discovery and Harpo, Inc. OWN will be a multi-platform venture, including the OWN television network and Oprah.com, designed to entertain, inform and inspire people to live their best lives.

• OWN will build on Discovery Health’s target audience of women ages 25-54.

Discovery Kids • Discovery Kids reached approximately 51 million subscribers in the U.S. as of December 31, 2009.

• Discovery Kids allows kids of all ages (from preschoolers to ‘tweens and teens) to explore the world from their point of view. The network provides programming that enables kids to learn about science, adventure, exploration and natural history through documentaries, reality shows, scripted dramas and animated stories.

• In late 2010, Discovery Kids will be repositioned as THE HUB through a 50-50 joint venture between Discovery and Hasbro. The network will feature original animation programming, game shows and live-action series and specials, including content drawn from Hasbro’s portfolio of entertainment and educational properties, content from Discovery’s extensive library of award-winning children’s educational programming, and third-party acquisitions.

• Target viewers are children ages 3-12 and families.

Science Channel •Science Channel reached approximately 62 million subscribers in the U.S. as of December 31, 2009.

•Science Channel immerses viewers in the possibilities of science, from string theory and futuristic cities to accidental discoveries and outrageous inventions. The network celebrates the trials, errors and moments that change our human experience.

•Programming highlights on Science Channel include How It’s Made, Space Week, Sci Fi Science: Physics of the Impossible, How Do They Do It?, Build It Bigger, and Punkin Chunkin.

•Target viewers are men ages 25-54.

•Science Channel is simulcast in HD.

Planet Green •Planet Green reached approximately 48 million subscribers in the U.S. as of December 31, 2009.

•Planet Green targets viewers who want to understand how humans impact the planet and how to live a more environmentally sustainable lifestyle. The network offers unique, original and insightful content related to how we can evolve to live a better, brighter future.

•Programming highlights on Planet Green include Operation Wild, Living with Ed, Conviction Kitchen, Blood, Sweat and Takeaways, Wasted, and the Reel Impact weekly film series.

•Target viewers are adults ages 18-54.

•Planet Green is simulcast in HD.

Investigation Discovery •Investigation Discovery reached approximately 55 million subscribers in the U.S. as of December 31, 2009.

•Investigation Discovery is a source for fact-based investigative content about culture, history and the human condition, and provides investigative programming focused on stories of human nature from the past to the present, documentaries, and series that challenge viewers on important issues shaping our culture and defining our world.

•Programming highlights on Investigation Discovery include On the Case with Paula Zahn, The Bureau, Disappeared, I (Almost) Got Away With It, and Extreme Forensics.

•Target viewers are adults ages 25-54.

•Investigation Discovery is simulcast in HD.

Military Channel •Military Channel reached approximately 55 million subscribers in the U.S. as of December 31, 2009.

•Military Channel brings viewers real-world stories of heroism, military strategy, technological breakthroughs and turning points in history. The network takes viewers “behind the lines” to hear the personal stories of servicemen and women and offers in-depth explorations of military technology, battlefield strategy, aviation and history.

•Programming highlights on Military Channel include At Sea, Special Ops Mission, Great Planes, and Top Sniper.

•Target viewers are men ages 35-64.

FitTV • FitTV reached approximately 46 million subscribers in the U.S. as of December 31, 2009.

• FitTV is designed to inspire viewers to improve their fitness and well-being on their terms. FitTV features approachable experts and shows that help real people learn how to incorporate fitness into their busy lives.

• Target viewers are adults ages 25-54.

HD Theater • HD Theater reached approximately 30 million subscribers in the U.S. as of December 31, 2009.

• HD Theater was one of the first nationwide 24-hours-a-day, 7-days-a-week high definition networks in the U.S. offering content in virtually all categories of entertainment from across Discovery’s family of networks. The network showcases programming about adventure, nature, wildlife, history, travel, science and technology, world culture and more.

• Programming highlights on HD Theater include World Rally Championship and Mecum Auto Auctions: Muscle Cars.

• Target viewers are adults ages 25-54, particularly men.

U.S. Networks also includes our digital media businesses in the United States, which provide cross-platform sales and promotional opportunities with our television networks and additional reach for our content by leveraging the economies realized through programs that can be produced once and used often in both long-term and short-term formats across multiple platforms. Digital media features three main components:

•

U.S. brand-aligned channel websites, such as Discovery.com, TLC.com and AnimalPlanet.com, and complementary stand-alone websites: HowStuffWorks.com, an award-winning online source of explanations of how the world actually works; Treehugger.com, an eco-lifestyle website that complements the Planet Green television network; and Petfinder.com, a leading pet adoption destination that provides an additional promotional platform for the Animal Planet brand. Together, these websites attracted an average of more than 36 million cumulative unique monthly visitors in 2009, according to internal data. Discovery also offers content through a variety of online syndication partnerships.

•

Discovery Mobile, which offers unique made-for-mobile short-form content and long-form episodes of popular titles through distribution arrangements with the majority of mobile carriers in the U.S., as well as a collection of smartphone applications and direct-to-consumer mobile websites for multiple network brands including Discovery Channel, TLC, and Animal Planet.

•

Discovery on-demand, a free video-on-demand service distributed across most major U.S. affiliates, which features full-length programming and short-form content from Discovery’s portfolio of U.S. networks.

International Networks

Reaching approximately 685 million cumulative subscribers (defined below) in more than 170 countries outside the U.S. as of December 31, 2009, International Networks operates one of the largest international multi-channel businesses in the media industry. International Networks distributes a diversified portfolio of 22 brands designed to meet the needs of audiences, affiliates and advertisers across multiple regions and markets. The segment maximizes the use of shared content and our global programming pipeline in order to drive consumer engagement and efficiencies across all core brands, and delivers locally targeted customized programming, on-air content and schedules in 38 languages via more than 100 localized feeds. International Networks encompasses four locally-managed regional operations covering all major foreign pay television markets, including the United Kingdom (“U.K.”), Europe (excluding the U.K.), Middle East and Africa (“EMEA”), Asia-Pacific, and Latin America, and has 29 international offices with regional headquarters located in London, Miami and Singapore.

International subscriber statistics include both wholly-owned networks and networks operated by joint ventures and are derived from internal data coupled with external sources when available. As used herein, an “international subscriber” is a single household that receives the applicable Discovery network or programming service from its cable television operator, DTH satellite operator, or other television provider, including those who receive our networks from pay television providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term “cumulative subscribers” outside the U.S. refers to the collective sum of the total number of international subscribers to each of our international channels or programming services outside of the U.S. By way of example, two international households that each receive five of our networks from their television provider represent two subscribers, but 10 cumulative subscribers outside the U.S.

In addition to our cumulative subscribers noted above, we provide branded programming blocks in China, which are generally provided without charge to third-party channels and represented approximately 279 million viewers as of December 31, 2009. Such viewers have been excluded from all subscriber amounts in this Annual Report on Form 10-K.

Our international networks are wholly owned by us except (1) the international Animal Planet channels which are generally 50-50 joint ventures with the British Broadcasting Corporation (“BBC”), (2) People+Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC, and (3) several channels in Canada and Japan, which operate as joint ventures with strategic local partners and which are not consolidated in our financial statements.

International Networks is a leader across international markets in factual multi-channel television. The portfolio consists largely of global brands led by Discovery Channel and Animal Planet, which each reach more than 100 million homes in international markets. Newer global digital brands in the factual portfolio include Discovery Science, which is distributed in more than 90 countries, ID: Investigation Discovery, Discovery Turbo and Discovery World. In addition, International Networks offers HD channels for Discovery, Animal Planet and TLC in 61 international markets and is one of the industry’s leading international providers of HD.

The networks operated by the International Networks segment include:

Network Brand	Subscribers	Network Overview
Discovery Channel	187 million subscribers	Discovery Channel’s international programming includes documentaries, docudramas and reality formats covering topics and themes, including human adventure and exploration, engineering, science, history and world culture.
Animal Planet	141 million subscribers	Animal Planet is the world’s only brand that immerses viewers in content devoted to animals.
Discovery Travel & Living	87 million subscribers	Discovery Travel & Living provides content for adults who want to experience the best the world has to offer by providing an eclectic mix of programming on travel, food, design and décor.
DMAX	43 million subscribers

In Germany, DMAX targets a younger male audience with a mix of fiction and nonfiction content. It has broad distribution throughout the country’s cable systems, reaching approximately 85% of cable homes, but does not get subscription fees and is therefore wholly dependent on advertising revenue.

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

Discovery Science	41 million subscribers	Discovery Science network features programming that uncovers the impact of science and technology.
Discovery Home & Health	36 million subscribers	Discovery Home & Health targets women who strive to be the very best they can be in all the many demanding roles they play.
Discovery Kids	28 million subscribers	One of the leading channels in Latin America among preschoolers and women, Discovery Kids provides a unique environment that nurtures children’s curiosity and encourages life-long learning.
ID: Investigation Discovery	10 million subscribers	ID: Investigation Discovery offers programming that focuses on the science of forensics and uses dramatic, fact-based storytelling to provide in-depth analysis of investigations.
HD Services	6 million subscribers	One of the leading international providers of HD networks, International Networks offers HD services in 61 international markets including Discovery HD, Animal Planet HD, TLC HD and a Discovery Channel HD simulcast service in Japan and Italy.

International Networks also distributes specialized brands developed for individual regions and markets to 106 million subscribers including Discovery Knowledge, Shed and Quest in the U.K.; Discovery Civilization and People + Arts in Latin America and Iberia; Discovery Real Time in the U.K., Italy and France; and Discovery Historia in Poland. In addition, International Networks distributes two Spanish-language networks, Discovery en Espanol and Discovery Familia, that are distributed to a combined 10 million U.S. subscribers.

International Networks also operates Antenna Audio, which is the leading provider of audio, multimedia and mobile tours for museums, exhibitions, historic sites and visitor attractions around the world. More than 19 million visitors take Antenna Audio tours in various languages at well-known and frequented locations each year, including museums such as the Metropolitan Museum of Art, the Musée du Louvre and Tate; historic and cultural sites including Graceland and Alcatraz; and popular destinations such as the Statue of Liberty and Vatican.

Commerce, Education, and Other

Commerce

Commerce plays an important role in support of our overall strategic objectives by enhancing viewer loyalty through direct interaction with our brands. Commerce is focused on extending our on-air brands and increasing the reach of our products through our e-commerce platform and licensing arrangements. Commerce’s platforms include:

•

Direct-to-Consumer: includes a printed catalog and the DiscoveryStore.com e-commerce site where customers can shop for a large assortment of our proprietary merchandise and other products. During the first quarter of 2009, we entered into a licensing agreement with a third party for the direct-to-consumer component of our commerce business that includes a catalog and e-commerce platform. Under the agreement, we receive royalties for merchandise sales and wholesale payments for DVDs sold, while the third party has assumed management and operational responsibility for the DiscoveryStore.com website and product development and fulfillment responsibility for merchandise.

•

Domestic Licensing and Merchandising: includes agreements with key manufacturers and retailers, including Merchsource, Trau & Loevner, GAP Adventures, JAKKS, Toys R Us and others to develop long-term, strategic programs that translate our network brands and signature properties into an array of merchandising opportunities. From Animal Planet toy and pet products, Mythbusters books, DVDs and calendars to LA Ink apparel and accessories, domestic licensing develops products that capture the look and feel of our core brands and programs.

Domestic home video/DVD licensing and merchandising also includes a strategic partnership with Gaiam, a video distributor. Gaiam distributes Discovery’s high-quality on-air content in standard and Blu-ray format to mass and niche retailers, including Walmart, Target and Borders.

Education

Education offers a suite of curriculum-based tools designed to foster student achievement, as well as enhancement resources such as student assessment services, professional development and a nationwide educator community that promotes the integration of digital media and technology in the classroom. Education services include:

•

Discovery Education Streaming: an online video-on-demand service that features over 10,000 digital videos and over 75,000 content-specific video clips correlated to state K-12 curriculum standards. The service is made available through subscription services to over 55,000 public and private K-12 schools serving teachers nationwide.

•

Discovery Education Assessment: a service that enables K-12 educators to measure student progress toward meeting state reading/language arts, math and science standards on an ongoing basis, provide differentiated instruction, predict student performance, and improve student learning.

Education also works with corporate partners to create sponsored supplemental curriculum programs and to support education-based student initiatives, such as the Discovery Education 3M Young Scientist Challenge and the Siemens We Can Change the World Challenge.

Education also publishes and distributes content on DVD and CD-ROM through catalogs, an online teacher store, and a network of distributors, participates in global licensing and sponsorship programs with corporate partners to create supplemental curriculum programs and to support education-based student initiatives and supports our digital initiatives by providing educational content in multiple formats that meet the needs of teachers and students.

Other

Our Creative Sound Services (“CSS”) business provides post-production sound, music, mixing sound effects and other related services to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and interactive producers. CSS services are marketed under the brand names Todd-AO, Sound One, Soundelux, POP Sound, Modern Music, Soundelux Design Music Group and The Hollywood Edge, with facilities in Los Angeles, New York and London.

Content Development

Our content development strategy is designed to increase viewership, maintain innovation and quality leadership, and provide value for our distributors and advertising customers. Our production agreements fall into three categories: commissions, co-productions and acquisitions. Commissions refer to programming for which we generally own most or all rights for at least 10 years and, in exchange for paying all production costs, retain all editorial control. Co-productions refer to programs where we retain significant (but more limited) rights to exploit the programs. The rights retained by us are generally in proportion to the total project costs we pay or incur, which generally ranges from 35% to 75% of the total project cost. Co-productions are typically high-cost projects for which neither we nor our co-producers wish to bear the entire cost or productions in which the producer has already taken on an international broadcast partner. Acquisitions are license agreements for films or series that have already been produced.

As network distribution and revenues have grown, our program mix has matured from acquired content to sharing in co-productions to full commissions. To minimize programming expense in the early stages, as an audience base begins to form, we use acquired programming to a greater extent and repeat it frequently. The transition from acquired content provides for more customized use of programming for individual networks and broader rights for re-use on television networks and new platforms.

We source content from a wide range of producers, building long-standing relationships with some of the world’s leading nonfiction production companies, as well as consistently developing and encouraging young independent producers.

The programming schedule on our most widely distributed networks is mostly a mix of high-cost “special event” programming combined with miniseries and regular series. Large-scale programming events such as Planet Earth, When We Left Earth: The NASA Missions, Nefertiti Resurrected, and Walking With Cavemen bring brand prestige, favorable media coverage and substantial cross-promotional opportunities for other content platforms. Given the success of these global programming “tent-poles” we will continue to invest in a mix of programs that have the potential to draw larger audiences while also increasing the investment in regularly scheduled series.

We have an extensive library of programming and footage that provides a high-quality source of programming for debuting new services quickly without significant incremental spending. Programming can be re-edited and updated to provide topical versions of subject matter in a cost-effective manner. Library development also provides a mechanism to share content around the world and repurpose for display on new digital and mobile platforms.

Sources of Revenue

We earn revenue principally from (1) the receipt of affiliate fees from the delivery of nonfiction programming pursuant to affiliation agreements with cable television operators, DTH satellite operators, and other distributors of television programming, (2) advertising sales on our television networks and websites, and (3) product, subscription sales and services in the commerce, education and media sound services businesses. No single customer represented more than 10% of our total consolidated revenues for the year ended December 31, 2009.

Distribution Revenues

Distribution revenues represented 49% of our consolidated total revenues in 2009. Distribution revenue in the U.S. represented 46% of U.S. Networks revenue, and international distribution fees represented 61% of International Networks revenue in 2009. Distribution revenue is generated through affiliation agreements with cable operators, DTH satellite operators, and other television distributors, which typically have a term of three to seven years. These affiliation agreements generally provide for the level of carriage our networks will receive, such as channel placement and package inclusion (whether on more widely distributed, broader packages or lesser-distributed, specialized packages), and for payment of a fee to us based on the numbers of subscribers that receive our networks. Upon the launch of a new channel, we may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. We have long-term contracts with distributors representing most cable and satellite operators around the world, including the largest operators in the U.S. and major international distributors. In the U.S., over 90% of distribution revenue comes from the top 10 distributors, with whom we have agreements that expire at various times in 2010 through 2017. Outside of the U.S., less than 50% of distribution revenue comes from the top 10 distributors.

Advertising Revenue

Advertising revenues comprised 41% of our consolidated total revenues in 2009. Advertising revenue in the U.S. represented 51% of U.S. Networks revenue, and international advertising revenue represented 29% of International Networks revenue in 2009. We typically build network brands by securing as broad a subscriber base as possible. After obtaining sufficient distribution to provide an attractive platform for advertising, we increase our investment in programming and marketing to build audience share and drive strong ratings performance in order to increase advertising sales opportunities. Advertising revenue depends on the number of subscribers receiving the service, viewership demographics, the ability to sell commercial time over a group of networks, the brand appeal of the network and ratings as determined by third-party research companies such as The Nielsen Company. Revenue from advertising is subject to seasonality, market-based variations, and general economic conditions. Advertising revenue is typically highest in the second and fourth quarters. Revenue can also fluctuate due to the popularity of particular programs and viewership ratings. In some cases, advertising sales are subject to ratings guarantees that may require us to provide additional advertising time or refunds if the guarantees are not met.

We sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by purchasing in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors such as pricing, demand for advertising time and economic conditions.

Our two largest networks, Discovery Channel and TLC, target key demographics that historically have been considered attractive to advertisers, notably viewers in the 18-54 age range who are viewed as having significant spending power. Discovery Channel’s target audience skews toward male viewers, while TLC targets female viewers, providing a demographic balance in our portfolio for distribution and advertising clients.

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

Commerce, Education, and Other Revenue

Commerce, education, and other revenues are principally generated from subscriptions to our educational streaming services, royalty payments on the sale of products online and through catalogs, and other revenue including media sound services and representation services.

Subscription sales to our educational streaming services are primarily sold at the beginning of each school year as school budgets are appropriated and approved. The revenue derived from the subscription agreements is generally recognized ratably over the school year. Sponsored strategic partnership programs are recognized as the campaigns are delivered. Education also provides products that are sold throughout the school year.

        In April 2009, we completed the transition of our commerce business to a licensing model by outsourcing the commerce direct-to-consumer operations including our commerce website, related marketing, product development and fulfillment to a third party. As a result, we now receive royalties on merchandise and wholesale payments for DVDs sold based upon a percentage of our licensees’ wholesale revenues, with an advance against future expected royalties. As part of our commerce business, we also have a domestic consumer products licensing business which licenses our brands in connection with merchandise, DVDs, sponsored strategic partnerships, videogames and publishing. E-commerce and catalog sales are highly seasonal with a majority of the sales occurring in the fourth quarter due to the holiday season. Licensing revenue may vary from period to period depending upon the popularity of the properties available for license and the popularity of licensed products in a particular period.

We have agreements to represent third parties for U.S. affiliate and advertising representation services. The fees for these services are recorded as the services are provided.

Operating Expenditures

Our principal operating costs consist of programming expense, personnel costs, sales and marketing expense, and general and administrative expenses. Content expense is our largest expense category, representing 28% of our 2009 consolidated operating expenses, as investment in maintaining high-quality editorial and production values is a key differentiator for our content. In connection with creating original content, we incur production costs associated with acquiring new show concepts and retaining creative talent, including actors, writers and producers. We incur sales and marketing expense to promote brand recognition and to secure quality distribution channels worldwide.

Regulatory Matters

Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of local countries and international bodies such as the European Union. Programming networks, such as those owned by us, are regulated by the Federal Communications Commission (“FCC”) in certain respects if they are affiliated with a cable television operator. Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.

Program Access

The FCC’s program access rules prevent a satellite cable programming vendor in which a cable operator has an “attributable” ownership interest under FCC rules, such as those owned by us, from entering into exclusive contracts for programming with a cable operator and from discriminating among competing multichannel video programming distributors (“MVPDs”) in the price, terms and conditions for the sale or delivery of programming. These rules also permit MVPDs to initiate complaints to the FCC against program suppliers if an MVPD claims it is unable to obtain rights to programming on nondiscriminatory terms.

Effect of “Must-Carry” Requirements

The Cable Television Consumer Protection and Competition Act of 1992 imposed “must-carry” regulations on cable systems, requiring them to carry the signals of most local broadcast television stations. Direct broadcast satellite (“DBS”) systems are also subject to their own must-carry rules. FCC rules require cable systems to carry the digital signals of local television stations that have must-carry status and to carry the same signal in analog format unless all subscribers have the necessary equipment to view the digital broadcast signal. The FCC’s implementation of these “must-carry” obligations requires cable and DBS operators to give broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our networks by cable television systems and DBS operators.

Closed Captioning and Advertising Restrictions on Children’s Programming

Certain of our networks must provide closed-captioning of programming for the hearing impaired, and our programming and Internet websites intended primarily for children 12 years of age and under must comply with certain limits on advertising.

Regulation of the Internet

We operate several Internet websites which we use to distribute information about and supplement our programs and to offer consumers the opportunity to purchase consumer products and services. Internet services are now subject to regulation in the U.S. relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Protection Act (COPA) and the federal Controlling the Assault of Non-Solicited

Pornography and Marketing Act (CAN-SPAM). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to online consumers outside the U.S., the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.

Competition

Cable and satellite network programming is a highly competitive business in the U.S. and worldwide. Our cable and satellite networks and websites generally compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. Our networks and websites also compete for their target audiences with all forms of programming and other media provided to viewers, including broadcast networks, local over-the-air television stations, competitors’ pay and basic cable television networks, pay-per-view and video-on-demand services, online activities and other forms of news, information and entertainment. Our networks also compete with other television networks for distribution and affiliate fees derived from distribution agreements with cable television operators, satellite operators and other distributors. Our commerce and education divisions also operate in highly competitive industries with our e-commerce and catalogue business competing with brick and mortar and online retailers and our education business competing with other providers of educational products to schools, including providers with long-standing relationships, such as Scholastic.

Employees

As of December 31, 2009, we had approximately 4,400 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures. Approximately 3,200 of our employees were employed in the United States, with the remaining 1,200 employed outside the United States. Over 250 of CSS’ creative and technical personnel are subject to one of CSS’ collective bargaining agreements with the International Alliance of Theatrical Stage Employees. There are no active grievances, strikes or work stoppages and we believe our relations with our union and non-union employees are strong.

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

Third parties may challenge the validity or scope of our intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on our operations. In addition, piracy, which encompasses both the theft of our signal and unauthorized use of our programming, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.

Financial Information about Segments and Geographic Areas

Financial information for segments and geographic areas in which we do business for the three years ended December 31, 2009 is set forth in Note 23 to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K.

Available Information

All of our filings with the U.S. Securities and Exchange Commission (the “SEC”), including reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those filings are available on our Internet website as soon as reasonably practical after we electronically file such material with the SEC. Our corporate website address is www.discoverycommunications.com.

Our annual report, corporate governance guidelines, code of business conduct and ethics, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are available on our website. In addition, we will provide a printed copy of any of these documents, free of charge, upon written request or by calling Investor Relations, Discovery Communications, Inc., 850 Third Avenue, 5th Floor, New York, NY 10022-7225, Telephone Number (212) 548-5882.

The information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.

ITEM 1A.	Risk Factors.

Investing in our securities involves risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Our business would be adversely affected if general economic conditions further weaken.

The current economic downturn in the U.S. and in other regions of the world in which we operate could adversely affect demand for any of our businesses, thus reducing our revenue and earnings. We derive substantial revenues from the sale of advertising on our networks. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. The current economic conditions and any continuation of these adverse conditions may adversely affect the economic prospects of advertisers and could alter current or prospective advertisers’ spending priorities. A decrease in advertising expenditures would have an adverse effect on our business. The decline in economic conditions has impacted consumer discretionary spending. A continued reduction in consumer spending may impact pay television subscriptions, particularly to the more expensive digital service tiers, which could lead to a decrease in our distribution fees and may reduce the rates we can charge for advertising.

Our success is dependent upon U.S. and foreign audience acceptance of our programming and other entertainment content which is difficult to predict.

The production and distribution of pay television programs and other entertainment content are inherently risky businesses because the revenue we derive and our ability to distribute our content depend primarily on consumer tastes and preferences that often change in unpredictable ways. Our success depends on our ability to consistently create and acquire content and programming that meet the changing preferences of viewers in general, viewers in special interest groups, viewers in specific demographic categories and viewers in various overseas marketplaces. The commercial success of our programming and other content also depends upon the quality and acceptance of competing programs and other content available in the applicable marketplace at the same time. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending may also affect the audience for our content. Audience sizes for our media networks are critical factors affecting both (i) the volume and pricing of advertising revenue that we receive, and (ii) the extent of distribution and the license fees we receive under agreements with our distributors. Consequently, reduced public acceptance of our entertainment content may decrease our audience share and adversely affect all of our revenue streams.

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

Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. The two largest U.S. cable television system operators provide service to approximately 39% of U.S. households receiving television programming from a multi-channel provider and the two largest satellite television operators provide service to an additional 32% of such households. In the U.S., over 90% of distribution revenues come from the top 10 distributors. We currently have agreements in place with the major U.S. cable and satellite operators which expire at various times beginning in 2010 through 2017. A failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on our results of operations and financial position. Our affiliation agreements are complex and individually negotiated. If we were to disagree with one of our counterparties on the interpretation of an affiliation agreement, our relationship with that counterparty could be damaged and our business could be negatively affected. In addition, many of the overseas markets in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could further reduce the number of distributors available to carry our programming and increase the negotiating leverage of our distributors which could adversely affect our revenue.

We operate in increasingly competitive industries.

The entertainment and media programming industries in which we operate are highly competitive. We compete with other programming networks for distribution, viewers, and advertising. We also compete for viewers with other forms of media entertainment, such as home video, movies, periodicals and online and mobile activities. In particular, websites and search engines have seen significant advertising growth, a portion of which is derived from traditional cable network and satellite advertisers. In addition, there has been consolidation in the media industry and our competitors include market participants with interests in multiple media businesses which are often vertically integrated. Our online businesses compete for users and advertising in the enormously broad and diverse market of free internet-delivered services. Our commerce business competes against a wide range of competitive retailers selling similar products. Our educational video business competes with other providers of educational products to schools. Our ability to compete successfully depends on a number of factors, including our ability to consistently supply high quality and popular content, access our niche viewerships with appealing category-specific programming, adapt to new technologies and distribution platforms and achieve widespread distribution. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to risks of adverse laws and regulations, both domestic and foreign.

Programming services like ours, and the distributors of our services, including cable operators, satellite operators and other MVPDs, are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments, in ways that affect the daily conduct of our video programming business. See discussion under “Business — Regulatory Matters” above. The U.S. Congress, the FCC and the courts currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our U.S. media properties or modify the terms under which we offer our services and operate. For example, any changes to the laws and regulations that govern the services or signals that are carried by cable television operators or our other distributors may result in less capacity for other programming services, such as our networks, which could adversely affect our revenue.

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

One of our most significant areas of expense is the production and licensing of content. In connection with creating original content, we incur production costs associated with, among other things, acquiring new show concepts and retaining creative talent, including actors, writers and producers. We also incur higher production costs when filming in HD than standard definition. The costs of producing programming have generally increased in recent years. These costs may continue to increase in the future, which may adversely affect our results of operations and financial condition. We recently entered into a non-binding agreement to develop a dedicated 3-D television network. Costs associated with 3-D programming, both in production and in distribution, are expected to be significantly higher than those for both standard and HD television, which may adversely affect our results of operation and financial condition.

Disruption or failure of satellites and facilities, and disputes over supplier contracts on which we depend to distribute our programming, could adversely affect our business.

We depend on transponders on satellite systems to transmit our media networks to cable television operators and other distributors worldwide. The distribution facilities include uplinks, communications satellites and downlinks. We obtain satellite transponder capacity pursuant to long-term contracts and other arrangements with third-party vendors, which expire at various times through 2022. Even with back-up and redundant systems, transmissions may be disrupted as a result of local disasters or other conditions that may impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption or failure occurs, we may not be able to secure alternate distribution facilities in a timely manner, which could have a material adverse effect on our business and results of operations.

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

Similarly, we also must adapt to changing consumer behavior driven by technological advances such as video-on-demand and a desire for more user-generated and interactive content. Devices that allow consumers to view our entertainment content from remote locations or on a time-delayed basis and technologies which enable users to fast-forward or skip advertisements may cause changes in audience behavior that could affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenue. If we cannot ensure that our content is responsive to the viewing preferences of our target audiences and capitalize on technological advances, there could be a negative effect on our business.

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

As of December 31, 2009, we had approximately $3.4 billion of consolidated debt, excluding capital leases. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. In addition, we have the ability to draw down our revolving credit facility in the ordinary course, which has the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Our eleven-person board of directors includes three persons who are currently members of the board of directors of Liberty Media Corporation (“Liberty”), including John C. Malone, the Chairman of the board of Liberty, three persons who are currently members of the board of directors of Liberty Global, Inc. (“Liberty Global”), also including Mr. Malone, who is Chairman of the board of Liberty Global, and three designees of Advance/Newhouse, including Robert J. Miron, the Chairman of Advance/Newhouse, and Steven A. Miron, the Chief Executive Officer of Advance/Newhouse. Both Liberty and the parent company of Advance/Newhouse own interests in a range of media, communications and entertainment businesses. Liberty does not own any interest in us. Mr. Malone beneficially owns stock of Liberty representing approximately 35% of the aggregate voting power of its outstanding stock, owns shares representing approximately 40% of the aggregate voting power of Liberty Global and owns shares representing approximately 23% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Mr. Malone controls approximately 32% of our aggregate voting power relating to the election of the eight common stock directors, assuming that the preferred stock awarded by Advance/Newhouse has not been converted into shares of our common stock. Those of our directors who are also directors of Liberty or Liberty Global own Liberty or Liberty Global stock and stock incentives and own our stock and stock incentives. Advance/Newhouse will elect three directors annually for so long as it owns a specified minimum amount of our Series A convertible preferred stock, and two of its directors are Chairman, Robert J. Miron, and its Chief Executive Officer, Steven A. Miron. The Advance/Newhouse Series A convertible preferred stock, which votes with our common stock on all matters other than the election of directors, represents approximately 26% of the voting power of our outstanding shares. The Series A convertible preferred stock also grants Advance/Newhouse consent rights over a range of our corporate actions, including fundamental changes to our business, the issuance of additional capital stock, mergers and business combinations and certain acquisitions and dispositions. These ownership interests and/or business positions could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us, Liberty, Liberty Global, and/or Advance/Newhouse. For example, there may be the potential for a conflict of interest when we, on the one hand, or Liberty, Liberty Global, and/or Advance/Newhouse, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for the other.

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

Our Founder, John S. Hendricks, manages his non-Discovery, personal business investments through Hendricks Investment Holdings LLC (“HIH”), a Delaware limited liability company of which he is the sole owner and member. HIH owns a travel club and travel-related properties including a resort in Gateway, Colorado with plans to create a learning academy for guests that includes online and advanced media offerings in the area of informal and lifelong learning. Certain video productions and offerings of this academy may compete with our educational media offerings. We and the academy may enter into a business arrangement for the offering of our video products for sale by the academy and/or for the joint-production of new educational media products or co-production agreements for programming to be aired on our networks, such as the Curiosity series.

Through HIH, Mr. Hendricks owns a number of business interests in the automotive field, some of which are involved in programming offered by us, in particular the “Turbo” programming series.

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

•	increasing the number of members of the Board of Directors above 11;

•	making any material amendment to our charter or bylaws;

•	engaging in a merger, consolidation or other business combination with any other entity;

•	appointing or removing our Chairman of the Board or our CEO;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

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

John C. Malone and Advance/Newhouse beneficially own shares of our stock representing approximately 23% and 26%, respectively, of the aggregate voting power represented by our outstanding stock (other than voting power relating to the election of directors). With respect to the election of directors, Mr. Malone is expected to control approximately 32% of the aggregate voting power relating to the election of the eight common stock directors (assuming that the convertible preferred stock owned by Advance/Newhouse (the “A/N Preferred Stock”) has not been converted into shares of our common stock). The A/N Preferred Stock carries with it the right to designate the three preferred stock directors to our board (subject to certain conditions), but will not vote with respect to the election of the eight common stock directors. Also, under the terms of the A/N Preferred Stock, Advance/Newhouse has special voting rights with respect to certain enumerated matters, including material amendments to the restated charter and bylaws, fundamental changes in our business, mergers and other business combinations, certain acquisitions and dispositions and future issuances of capital stock. Although there is no stockholder agreement, voting agreement or any similar arrangement between Mr. Malone and Advance/Newhouse, by virtue of their respective holdings, each of Mr. Malone and Advance/Newhouse likely will have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We own and lease over 1.5 million square feet of building space at more than 40 locations throughout the world, which are utilized in the conduct of our businesses. In the U.S. alone, we own and lease approximately 597,000 and 850,000 square feet of building space, respectively, at 21 locations. Principal locations in the U.S. include: (i) our world headquarters located at One Discovery Place, Silver Spring, Maryland, where approximately 543,000 square feet is used for executive offices and general office space by our U.S. Networks, International Networks, and Commerce, Education, and Other segments, (ii) general office space at 850 Third Avenue, New York, New York, where approximately 132,000 square feet is primarily used for sales by our U.S. Networks operating segment, (iii) general office space and a production and post production facility located at 8045 Kennett Street, Silver Spring, Maryland, where approximately 145,000 square feet is primarily used by our U.S. Networks operating segment, (iv) general office space and a production and post production facility at 1619 Broadway, New York, New York, where approximately 85,000 square is used by our Commerce, Education, and Other operating segment, (v) general office space located at 10100 Santa Monica Boulevard, Los Angeles, California, where approximately 55,000 square feet is primarily used for sales by our U.S. Networks operating segment, (vi) general office space at 6505 Blue Lagoon Drive, Miami, Florida, where approximately 91,000 square feet is primarily used by our International Networks Operating Segment, and (vii) an origination facility at 45580 Terminal Drive, Sterling, Virginia, where approximately 53,000 square feet of space is used to manage the distribution of domestic network television programming by our U.S. Networks operating segment.

We also own and lease over 250,000 square feet of building space at more than 20 locations outside of the U.S. Principal locations outside the U.S. include the U.K., Germany and Singapore.

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

The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of February 11, 2010.

Name	Position

John S. Hendricks Born March 29, 1952	Chairman and a common stock director. Mr. Hendricks is our Founder and has served as Chairman of Discovery since September 1982. Mr. Hendricks served as our Chief Executive Officer from September 1982 to June 2004; and our Interim Chief Executive Officer from December 2006 to January 2007. Mr. Hendricks continues to provide leadership vision for our major content initiatives that reinforce and enhance brand and value, have long shelf life, and have global appeal.

David M. Zaslav Born January 15, 1960	President, Chief Executive Officer and a common stock director. Mr. Zaslav has served as our President and Chief Executive Officer since January 2007. Mr. Zaslav served as President, Cable & Domestic Television and New Media Distribution of NBC Universal, Inc., a media and entertainment company (NBC), from May 2006 to December 2006. Mr. Zaslav served as Executive Vice President of NBC, and President of NBC Cable, a division of NBC, from October 1999 to May 2006. Mr. Zaslav is a director of TiVo Inc.

Bradley E. Singer Born July 11, 1966	Senior Executive Vice President, Chief Financial Officer and Treasurer. Mr. Singer has served as our Senior Executive Vice President, Chief Financial Officer since July 2008. Mr. Singer served as Chief Financial Officer and Treasurer of American Tower Corporation, a wireless and broadcast communications infrastructure company, from December 2001 to June 2008.

Peter Ligouri Born July 6, 1960	Senior Executive Vice President, Chief Operating Officer. Mr. Ligouri joined the Company as Senior Executive Vice President, Chief Operating Officer in January 2010. From March 2009 to December 2009, Mr. Ligouri was a consultant to Comcast Corp. Prior to that, Mr. Ligouri served as Chairman, Entertainment for Fox Broadcasting Company from July 2007 until March 2009 and had served as President, Entertainment for Fox since 2005. Prior to that, Mr. Ligouri served as the President and Chief Executive Officer of FX Networks from 1998 until 2005.

Mark G. Hollinger Born August 26, 1959	President and Chief Executive Officer of Discovery Networks International. Mr. Hollinger became President and CEO of Discovery Networks International in December 2009. Prior to that, Mr. Hollinger served as our Chief Operating Officer and Senior Executive Vice President, Corporate Operations from January 2008 through December 2009; and as our Senior Executive Vice President, Corporate Operations from January 2003 through December 2009. Mr. Hollinger served as our General Counsel from 1996 to January 2008, and as President of our Global Businesses and Operations from February 2007 to January 2008.

Joseph A. LaSala, Jr. Born November 5, 1954	Senior Executive Vice President, General Counsel and Secretary. Mr. LaSala has served as our Senior Executive Vice President, General Counsel and Secretary since January 2008. Mr. LaSala served as Senior Vice President, General Counsel and Secretary for Novell, Inc., a provider of enterprise software and related services, from January 2003 to January 2008.

Adria Alpert-Romm Born March 2, 1955	Senior Executive Vice President, Human Resources. Ms. Romm has served as our Senior Executive Vice President of Human Resources since March 2007. Ms. Romm served as Senior Vice President of Human Resources of NBC from 2004 to 2007. Prior to 2004, Ms. Romm served as a Vice President in Human Resources for the NBC TV network and NBC staff functions.

Bruce L. Campbell Born November 26, 1967	President, Digital Media & Corporate Development. Mr. Campbell has served as our President of Digital Media & Corporate Development since March 2007. Mr. Campbell served as Executive Vice President, Business Development of NBC from December 2005 to March 2007, and Senior Vice President, Business Development of NBC from January 2003 to November 2005.

Thomas R. Colan Born July 21, 1955	Executive Vice President, Chief Accounting Officer. Mr. Colan has served as our Executive Vice President, Chief Accounting Officer since March 2008. Mr. Colan served as Senior Vice President — Controller and Treasurer at America Online/Time Warner from September 2001 to March 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Series A, Series B, and Series C common stock are listed and traded on the Nasdaq Global Select Market under the symbols DISCA, DISCB, and DISCK, respectively. Our common stock began trading on the Nasdaq Global Select Market on September 18, 2008. The following table sets forth, for the periods indicated, the range of high and low daily sales prices per share of our Series A, Series B, and Series C common stock as reported on the Nasdaq Global Select Market.

	Series A Common Stock		Series B Common Stock		Series C Common Stock
	High	Low	High	Low	High	Low
2009
Fourth quarter	$32.69	$26.64	$33.99	$27.00	$28.48	$23.33
Third quarter	$29.85	$21.42	$30.44	$20.10	$26.75	$19.54
Second quarter	$24.08	$16.00	$25.09	$14.37	$21.95	$14.41
First quarter	$17.29	$12.46	$18.19	$10.11	$15.68	$12.03

2008
Fourth quarter	$15.29	$10.02	$20.89	$9.50	$15.25	$8.50
September 18, 2008 through September 30, 2008	$22.75	$13.59	$31.30	$18.96	$20.00	$12.80

Holders

As of February 11, 2010, there were approximately 2,325, 109, and 2,427 record holders of our Series A, Series B, and Series C common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our Series A, Series B, or Series C common stock, and we have no present intention to do so. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition, and other relevant considerations. Our credit facility restricts our ability to declare dividends.

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return on our Series A, Series B, and Series C common stock as compared with the cumulative total return of the companies listed in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group of companies comprised of CBS Corporation Class B common stock, News Corporation Class A Common Stock, Scripps Network Interactive, Inc., Time Warner, Inc., Viacom, Inc. Class B common stock, and The Walt Disney Company. The graph assumes $100 originally invested on September 18, 2008 in each of our Series A, Series B, and Series C common stock, the S&P 500 Index, and the stock of our peer group companies, assuming reinvestment of dividends, for each calendar quarter through December 31, 2009.

	September 18, 2008	December 31, 2008	December 31, 2009
DISCA	$100.00	$102.53	$222.09
DISCB	$100.00	$78.53	$162.82
DISCK	$100.00	$83.69	$165.75
S&P 500	$100.00	$74.86	$92.42
Peer Group	$100.00	$68.79	$100.70

ITEM 6.	Selected Financial Data.

The table set forth below presents our selected financial information for each of the past five years. The selected statement of operations information for each of the three years during the period ended December 31, 2009 and the selected balance sheet information as of December 31, 2009 and 2008 have been derived from and should be read in conjunction with the audited consolidated financial statements and other financial information included elsewhere in this Annual Report on Form 10-K. The selected statement of operations information for the years ended December 31, 2006 and 2005 and the selected balance sheet information as of December 31, 2007, 2006 and 2005 have been derived from audited consolidated financial statements not included in the Annual Report on Form 10-K.

The selected financial information set forth below reflects the Newhouse Transaction, including the spin-off of Ascent Media Corporation (“AMC”), as though it was consummated on January 1, 2008. Accordingly, the selected financial information includes the results of operations and financial position of both DHC and DCH since January 1, 2008. The selected financial information for years prior to 2008 reflect only the results of operations and financial position of DHC, as our predecessor. Prior to the Newhouse Transaction, DHC accounted for its ownership interest in DCH using the equity method. Because the Newhouse Transaction is presented as of January 1, 2008, the selected financial information for years prior to 2008 include DCH’s results of operations as a component of Equity in earnings of Discovery Communications Holding, LLC. Information regarding the Newhouse Transaction and DHC’s investment in DCH prior to Newhouse Transaction is disclosed in Note 1 and Note 3, respectively, to the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected financial information also reflects certain reclassifications of each company’s financial information to conform to the combined Company’s financial statement presentation, as follows:

•

The consolidated financial statements for 2008 have been adjusted to eliminate the separate presentation of DHC’s investment in DCH and the portion of DCH’s earnings recorded by DHC using the equity method during the period January 1, 2008 through September 17, 2008.

•

Advance/Newhouse’s interest in DCH’s earnings for the period January 1, 2008 through September 17, 2008 has been recorded as a component of Net income attributable to non-controlling interests in the Consolidated Statements of Operations.

•	All DHC share and per share data have been adjusted for all periods presented to reflect the exchange into our shares.

	Years Ended December 31,
	2009 (1)(2)(3)	2008 (1)	2007	2006	2005
		(in millions, except per share amounts)
Selected Statement of Operations Information:
Revenues	$3,516	$3,443	$76	$80	$82
Costs of revenues, excluding depreciation and amortization	1,065	1,024	60	63	64
Restructuring and impairment charges	66	61	—	2	—
Gains on dispositions	(252)	—	(1)	—	—
Operating income (loss)	1,235	1,057	(8)	(11)	(8)
Equity in earnings of Discovery Communications Holding, LLC	—	—	142	104	80
Equity in earnings (loss) of unconsolidated affiliates	8	(61)	—	—	—

Income from continuing operations, net of taxes	559	402	86	52	25
Income (loss) from discontinued operations, net of taxes	—	43	(154)	(98)	8
Net income (loss)	559	445	(68)	(46)	33
Less net loss (income) attributable to non-controlling interests	1	(128)	—	—	—
Net income (loss) attributable to Discovery Communications, Inc.	560	317	(68)	(46)	33

Stock dividends to preferred interests (3)	(8)	—	—	—	—

Net income (loss) available to Discovery Communications, Inc. stockholders	552	317	(68)	(46)	33
Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$1.30	$0.85	$0.31	$0.19	$0.09
Diluted	$1.30	$0.85	$0.31	$0.19	$0.09

Income (loss) per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$—	$0.13	$(0.55)	$(0.35)	$0.03
Diluted	$—	$0.13	$(0.55)	$(0.35)	$0.03

Net income (loss) per share available to Discovery Communications, Inc. stockholders:
Basic	$1.30	$0.99	$(0.24)	$(0.16)	$0.12
Diluted	$1.30	$0.98	$(0.24)	$(0.16)	$0.12

Weighted average number of shares outstanding:
Basic	423	321	281	280	280
Diluted	425	322	281	280	280

Selected Balance Sheet Information:
Cash and cash equivalents	$623	$100	$8	$—	$1
Investment in Discovery Communications Holding, LLC	—	—	3,272	3,129	3,019
Goodwill	6,433	6,891	1,782	1,782	1,782
Intangible assets, net	643	716	1	592	592
Total assets	10,965	10,484	5,866	5,871	5,819
Long-term debt:
Current portion	38	458	—	—	—
Long-term portion	3,457	3,331	—	—	—
Total liabilities	4,697	4,874	1,371	1,322	1,244
Redeemable non-controlling interests in subsidiaries	49	49	—	—	—
Equity attributable to Discovery Communications, Inc.	6,208	5,536	4,495	4,549	4,575
Equity attributable to non-controlling interests	11	25	—	—	—
Total equity	6,219	5,561	4,495	4,549	4,575

(1)	During fiscal 2008, the Company concluded the spin-off of AMC and as a result reports AMC as discontinued operations for all periods presented. See Note 5 in the accompanying consolidated financial statements for further discussion. In addition, the Discovery Kids network was deconsolidated in May 22, 2009 but the financial position, results of operations, and cash flows of Discovery Kids recorded through May 21, 2009 was not presented as discontinued operations. See Note 4 of the accompanying consolidated financial statements for further discussion.
(2)	The fiscal 2009 results include a non-cash gain related to the formation of the Hasbro-Discovery Joint Venture. See Note 4 in the accompanying consolidated financial statements for further discussion.
(3)	During fiscal 2009, the Company recognized approximately $8 million of non-cash stock dividends for the release of shares of preferred stock from escrow. Additional information regarding dividends is set forth in Note 13 in the accompanying consolidated financial statements.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This information provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, recent developments, results of operations, cash flows, financial condition, and critical accounting policies.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated: continued deterioration in the macroeconomic environment; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions and industry trends including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of the broadband distribution and movie studio industries; uncertainties inherent in the development of new business lines and business strategies; integration of acquired operations; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and Internet protocol television and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to our products and services, and the products and services of the entities in which we have interests; threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; reduced access to capital markets or significant increases in costs to borrow; and a failure to secure affiliate agreements or renewal of such agreements on less favorable terms. For additional risk factors, refer to 1A. Risk Factors. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

BUSINESS OVERVIEW

We are a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the U.S. and over 170 other countries, including over 100 television networks offering customized programming in 38 languages. Our strategy is to optimize the distribution, ratings and profit potential of each of our branded channels. Additionally, we own and operate a diversified portfolio of website properties and other digital services and develop and sell consumer and educational products as well as media sound services in the U.S. and internationally.

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

In addition to growing distribution and advertising revenue for our branded channels, we are focused on extending content distribution across new distribution platforms, including brand-aligned web properties, mobile devices, video-on-demand and broadband channels, which provide promotional platforms for our television programming and serve as additional outlets for advertising and affiliate sales. We also operate websites including HowStuffWorks.com, Petfinder.com and Treehugger.com that provide supplemental news, information and entertainment aligned with our television programming.

We were formed in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective ownership interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with and into Discovery, which was consummated on September 17, 2008 (the “Newhouse Transaction”). Prior to the Newhouse Transaction, DCH was a stand-alone private company, which was owned approximately 66 2/3% by DHC and 33 1/3% by Advance/Newhouse. The Newhouse Transaction was completed as follows:

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

As a result of the Newhouse Transaction, DHC and DCH became wholly-owned subsidiaries of Discovery, with Discovery becoming the successor reporting entity to DHC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to guidance from the Financial Accounting Standards Board (“FASB”) on issues relating to accounting for business combinations, for accounting purposes the Newhouse Transaction was treated as a non-substantive merger, and therefore, the Newhouse Transaction was recorded at the investors’ historical bases. Refer to Note 1 to the accompanying consolidated financial statements for further description of the Newhouse Transaction.

We manage and report our operations in three segments: U.S. Networks; International Networks; and Commerce, Education, and Other.

U.S. Networks

U.S. Networks is our largest segment, which owns and operates 11 cable and satellite channels primarily throughout the U.S. including Discovery Channel, TLC, and Animal Planet, as well as a portfolio of website properties and other digital services. The segment’s channels are wholly-owned except for Discovery Kids, which is operated through a 50-50 joint venture between us and Hasbro, Inc. Currently, we own and operate the Discovery Health Channel. However, pursuant to our joint venture arrangement with Harpo, Inc. for the Oprah Winfrey Network (“OWN”), we will contribute our interest in the Discovery Health Channel to OWN, which is expected to occur in 2011.

U.S. Networks derives revenues primarily from distribution fees and advertising sales, which comprised 46% and 51%, respectively, of revenues for this segment for the year ended December 31, 2009. During the year ended December 31, 2009, Discovery Channel, TLC, and Animal Planet collectively generated 77% of U.S. Networks’ total revenues. U.S. Networks earns distribution fees under multi-year affiliation agreements with cable operators, DTH satellite operators, and other distributors of television programming. Distribution fees are based on the number of subscribers receiving our programming. Upon the launch of a new channel, we may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. Launch incentives are amortized on a straight-line basis as a reduction of revenues over the term of the affiliation agreement. U.S. Networks generates advertising revenues by selling commercial time on our networks and websites. The number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels are key drivers of advertising revenue.

U.S. Networks’ largest single cost is the cost of programming, including production costs for original programming. U.S. Networks amortizes the cost of original or purchased programming based on the expected realization of revenue, resulting in an accelerated amortization method for Discovery Channel, TLC, and Animal Planet content and straight-line amortization method over a maximum of four years for the remaining networks.

International Networks

International Networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands that are distributed in virtually every pay-television market in the world through an infrastructure that includes major operational centers in London, Singapore, and Miami. International Networks’ regional operations cover most major markets and are organized into four locally-managed regional operations: the United Kingdom (“U.K.”); Europe (excluding the U.K.), Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. International Networks currently operates over 100 unique distribution feeds in 38 languages with channel feeds customized according to language needs and advertising sales opportunities. Most of the segment’s channels are wholly-owned with the exception of the international Animal Planet channels, which are generally joint ventures in which the British Broadcasting Corporation (“BBC”) owns 50%, People+Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC, and several channels in Japan and Canada, which operate as joint ventures with strategically important local partners.

Similar to our U.S. Networks segment, the primary sources of revenues for International Networks are distribution fees and advertising sales, and the primary cost is programming. International Networks executes a localization strategy by offering shared programming with U.S. Networks, customized content, and localized schedules via our distribution feeds. For the year ended December 31, 2009, distribution revenues represented approximately 61% of the segment’s operating revenues.

Advertising sales are increasingly important to the segment’s financial success, representing 29% of the segment’s total revenues for the year ended December 31, 2009. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital.

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

Commerce, Education, and Other

Our commerce business engages with licensees, manufacturers, publishers and retailers to design, develop, publish, promote and sell a wide variety of products based on our intellectual property. We primarily engage in catalog sales and online distribution of products through DiscoveryStore.com. In April 2009, we completed the transition of our commerce business to a licensing model by outsourcing the commerce direct-to-consumer operations including our commerce website, related marketing, product development and fulfillment to a third party in exchange for royalties. The new structure for our commerce business enables us to continue offering high quality DVD programming as well as many merchandise categories leveraging both licensed and make and sell products. We expect a reduction in our year over year top-line revenue contribution, as well as a reduction in direct operating expenses through the first fiscal quarter of 2010.

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

Recent Developments

Accounting for Variable Interest Entities

Effective January 1, 2010, we adopted the Financial Accounting Standards Board’s (“FASB”) statement amending the accounting for interests in a variable interest entity (“VIE”). Pursuant to the adoption of this statement, beginning January 1, 2010 we will no longer consolidate the Oprah Winfrey Network (“OWN”) and Animal Planet Japan (“APJ”) joint ventures and will account for our interest in these entities under the equity method of accounting. However, we continued to consolidate OWN and APJ through December 31, 2009. Accordingly, for the periods in which we were required to consolidate OWN and APJ under the existing accounting standards, the financial information in this Annual Report on Form 10-K includes the financial position and operating results of these entities. Beginning in 2010, we will apply the provisions of the new statement retrospectively to financial information for all periods presented.

In accordance with the existing accounting guidance that required us to consolidate OWN, half of the operating losses generated during 2009 by OWN were allocated to Harpo, Inc. (“Harpo”), our joint venture partner, as a component of Loss (income) attributable to non-controlling interests. In connection with the change in our method of accounting for our interest in OWN from consolidation to the equity method, because of our obligation to fund OWN’s operations up to $100 million we will absorb all of the joint venture’s losses up to our funding commitment. Similarly, upon adoption we will record $17 million of OWN’s 2009 operating losses that were previously allocated to Harpo as a component of Other non-operating income (expense), net.

Reportable Segments

Effective January 1, 2010, we realigned the Discovery Commerce business from the Commerce, Education, and Other reporting segment into the U.S. Networks reporting segment. In connection with this realignment, we changed the name of our Commerce, Education, and Other reporting segment to Education and Other. The financial information in this Annual Report on Form 10-K has not been recast to reflect the realignment. Accordingly, the results of operations for the Discovery Commerce business are included in the financial results for the Commerce, Education, and Other segment. Beginning in 2010, we will include the Discovery Commerce business in the financial results for the U.S. Networks segment and will recast prior period results to conform to the new presentation.

Hasbro-Discovery Joint Venture

On May 22, 2009, we formed a 50-50 joint venture with Hasbro, Inc. (“Hasbro”) that will operate a television network and website dedicated to high-quality children’s and family entertainment and educational programming. In connection with the arrangement, Discovery contributed the U.S. Discovery Kids Network (“Discovery Kids”) to the joint venture. Additionally, Hasbro acquired a 50% ownership interest in the joint venture for a cash payment of $300 million and a tax receivables agreement collectible over 20 years valued at $57 million, which resulted in a total gain of $252 million. The rebranded network is scheduled to premiere in late 2010. Additional information regarding the joint venture is disclosed in Note 4 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Items Impacting Comparability

Beginning May 22, 2009, we ceased to consolidate the operating results of Discovery Kids. However, as we continue to be involved in the operations of the joint venture, we have not presented the financial position, results of operations, and cash flows of Discovery Kids recorded through May 21, 2009 as discontinued operations. Our interest in the joint venture is accounted for using the equity method of accounting. Accordingly, our consolidated results of operations and our U.S. Networks segment include the operating results of Discovery Kids through May 21, 2009, whereas for subsequent periods we record only our proportionate share of the joint venture’s net operating results. The following table presents total revenues and operating expenses recognized by Discovery for Discovery Kids prior to deconsolidation (in millions).

	January 1, 2009 through May 21, 2009	Year Ended December 31, 2008
Revenues	$19	$42
Operating costs and expenses	$7	$24

Our results of operations were also impacted by the effects of consolidating OWN, beginning in July 2008, and to a lesser extent the change in our commerce business model to a licensing model in April 2009. For the years ended December 31, 2009 and 2008, OWN incurred operating expenses of $26 million and $6 million, respectively.

Results of Operations — 2009 vs. 2008

The following table presents our consolidated results of operation for the years ended December 31, 2009 and 2008 (in millions):

	Years Ended December 31,		% Change Favorable/ (Unfavorable)
	2009	2008
Revenues:
Distribution	$1,713	$1,640	4%
Advertising	1,428	1,396	2%
Other	375	407	(8)%

Total revenues	3,516	3,443	2%

Costs of revenues, excluding depreciation and amortization listed below	1,065	1,024	(4)%
Selling, general and administrative	1,247	1,115	(12)%
Depreciation and amortization	155	186	17%
Restructuring and impairment charges	66	61	(8)%
Gains on disposition	(252)	—	—

	2,281	2,386	4%

Operating income	1,235	1,057	17%

Interest expense, net	(250)	(256)	2%
Other non-operating income (expense), net	46	(47)	NM

Income from continuing operations before income taxes	1,031	754	37%
Provision for income taxes	(472)	(352)	(34)%

Income from continuing operations, net of taxes	559	402	39%
Income from discontinued operations, net of taxes	—	43	(100)%

Net income	559	445	26%
Less net loss (income) attributable to non-controlling interests	1	(128)	NM

Net income attributable to Discovery Communications, Inc.	560	317	77%

Stock dividends to preferred interests	(8)	—	—

Net income available to Discovery Communications, Inc. stockholders	$552	$317	74%

NM = not meaningful.

Revenues

Distribution revenues increased $73 million for 2009 as compared to distribution revenues for 2008 due primarily to contractual rate increases, subscriber growth, and a reduction in amortization for launch incentives at our U.S. Networks segment and subscriber growth at our International Networks segment. These increases were partially offset by the deconsolidation of Discovery Kids in May 2009, which resulted in a decline of $20 million, and the absence of a one-time revenue correction recorded in 2008 that increased revenues $8 million. Distribution revenues were also adversely affected by unfavorable impacts of foreign currency exchange rates of $37 million for the year ended December 31, 2009. Excluding the unfavorable impacts of foreign currency exchange rates, the deconsolidation of Discovery Kids, and the one-time revenue correction in 2008, distribution revenues increased 9% or $138 million.

Advertising revenues for 2009 increased $32 million over advertising revenues for 2008. The increase in advertising revenues was principally due to higher ratings and overall price increases at our U.S. Networks segment and increased viewership and subscriber growth at our International Networks segment. Advertising revenues in 2009 also benefited from a $6 million settlement of a prior contract dispute at our U.K. operations. The increases were partially offset by unfavorable impacts of foreign currency exchange rates of $26 million for the year ended December 31, 2009. Excluding the unfavorable impacts of foreign currency exchange rates and the contract dispute settlement, advertising revenues grew 4% or $52 million.

Other revenues, which primarily consist of sales of educational services and content, distribution and advertising sales services, license fees, DVDs, merchandise, and sound and music services, decreased $32 million for 2009 as compared with 2008. The decline is attributable to decreasing merchandise sales as a result of changing our business model from direct-to-consumer to a licensing model where we receive royalties, lower sales of hard copy educational content as purchasers migrate to online distribution, a decline in sales of the Planet Earth DVD series, and a $6 million unfavorable impact from foreign currency exchange rates. These decreases were partially offset by an increase in online streaming distribution revenues from our education business and $6 million recorded in 2009 in connection with renegotiating our agreements to provide programming to a joint venture. We expect a reduction in our year over year commerce revenues and direct operating costs through the first fiscal quarter of 2010 due to the transition of our commerce business to a licensing model.

Costs of Revenues

Costs of revenues, which consist primarily of content amortization expense, production costs, distribution costs, and sales commissions, increased $41 million for 2009 when compared to costs of revenues for 2008. The increase was primarily due to higher content amortization expense and write-offs primarily at our U.S. Networks and Internal Networks segments as well as higher distribution costs at our International Networks segment. Total content amortization increased $53 million, of which $17 million was attributable to a higher content asset balance while a $36 million was due to an increase in write-offs was due to the decision not to proceed with certain programs or lower than expected revenues. These increases were partially offset by the effect of deconsolidating Discovery Kids, which resulted in a decline of $12 million, a $6 million reduction in our music rights accrual at the International Networks segment, the reduction in costs of goods sold as a result of transitioning our commerce business to a license model, and a $30 million favorable impact from foreign currency exchange rates. Excluding the unfavorable impacts of foreign currency exchange rates, programming write-offs, the deconsolidation of Discovery Kids, and the music rights accrual reduction, costs of revenues increased 6% or $53 million.

Selling, General and Administrative

Selling, general and administrative expenses, which are principally comprised of employee costs, marketing costs, research costs, and occupancy and back office support fees, increased $132 million for 2009 as compared to 2008 due primarily to a $294 million increase in employee costs related to share-based compensation programs and the impact of consolidating OWN beginning in July 2008, which increased costs by $19 million. The increase was partially offset by lower marketing costs, consulting fees, non-share-based employee costs, all of which reflect targeted cost savings initiatives and improvements in operating efficiencies, and a $5 million reduction due to the deconsolidation of Discovery Kids in May 2009. Additionally, selling, general, and administrative expenses were down as a result of favorable impacts of foreign currency exchange rates of $25 million.

Employee costs include share-based compensation expense arising from equity awards to employees under our incentive plans. Total share-based compensation expense was $228 million for 2009 as compared to a net benefit of $66 million for 2008. The increase in share-based compensation primarily reflects an increase in the fair value of outstanding cash-settled equity awards and to a lesser extent an increase in stock options outstanding. A portion of our equity awards are cash-settled and, therefore, the value of such awards outstanding must be remeasured at fair value each reporting date based on changes in the price of our Series A common stock. Compensation expense for cash-settled equity awards, including changes in fair value, was $205 million for 2009 as compared to a net benefit of $69 million for 2008. Increased compensation expense for cash-settled awards was due to an increase in fair value, which reflects the increase in the price of our Series A common stock of 117% during the year ended December 31, 2009. We do not intend to grant additional cash-settled equity awards, except as may be required by contract or to employees in countries in which stock option awards are not permitted. We are evaluating our equity-based compensation program and considering changing our current mix of awards to include performance-based restricted stock unit grants.

Depreciation and Amortization

Depreciation and amortization expense decreased $31 million for 2009 as compared to the depreciation and amortization expense for 2008. The decrease was due to a decline in amortization expense resulting from lower intangible asset balances in 2009 compared to 2008.

Restructuring and Impairment Charges

Restructuring and impairment charges increased $5 million for 2009 as compared to 2008. We recorded $32 million and $30 million of impairment charges related to intangible assets, goodwill, and capitalized software during 2009 and intangible assets in 2008, respectively, primarily for certain asset groups at our Other U.S. Networks reporting unit due to declines in expected operating performance.

We also recorded exit and restructuring charges of $34 million and $31 million for 2009 and 2008, respectively, in connection with a reorganization of portions of our operations to reduce our cost structure. The charges for 2009 were primarily incurred by our U.S. Networks and International Networks segments as well as our corporate operations and include $29 million of severance costs and $5 million of contract termination costs. We expect the majority of these charges to be paid within the next year. We do not expect material future charges associated with these restructuring programs.

The charges incurred in 2008 were primarily related to TLC’s repositioning strategy, the termination of a production group, and the closure of our commerce distribution center and our store headquarters offices along with the transition of the remaining commerce distribution services to third-party service providers.

Gain on Disposition

In connection with the formation of the Hasbro-Discovery joint venture, we recorded a $252 million gain during 2009, which included $127 million as a result of “stepping up” our basis for the 50% retained interest in Discovery Kids and $125 million for the sale of 50% of our ownership interest to Hasbro.

Interest Expense, Net

Interest expense, net decreased $6 million for 2009 when compared to 2008 primarily due to a decrease in average debt outstanding partially offset by an increase in the average effective interest rate on our borrowings.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net includes our realized and unrealized gains and losses from derivative transactions that are not accounted for as hedging instruments, realized gains and losses from sale of available-for-sale securities, gains and losses from equity method investments, and other non-operating expenses net of non-operating income. Other non-operating income (expense), net improved $93 million for 2009 as compared to 2008. The improvement was due to the absence of a $57 million charge recorded in 2008 for the other-than-temporary decline in the value of our equity method investment in HSWI, which was partially offset by the absence of a corresponding one-time adjustment of $47 million recorded in 2008 to reduce the liability related to the value of shares in HSWI to be exchanged to its former shareholders. Additionally, we recognized net realized and unrealized gains on derivatives not designated as hedging instruments of $20 million during 2009 as compared to net realized and unrealized losses of $31 million during 2008 due to increased market values. The improvements were also driven by the sale of certain investments in 2009 that resulted in pre-tax gains of $15 million and a net increase of $12 million in income from investments accounted for using the equity method excluding the HSWI impairment.

Provision for Income Taxes

The provision for income taxes was $472 million and $352 million for 2009 and 2008, respectively. The effective tax rates were 46% and 47% for 2009 and 2008. The effective tax rate for 2009 differed from the federal statutory rate of 35% due primarily to a permanent difference on the $252 million gain from the sale of a 50% interest in and deconsolidation of Discovery Kids in May 2009, state income taxes and to a lesser extent, deductions for domestic production activities.

The effective tax rate for 2008 differed from the federal statutory rate of 35% principally due to the presentation of the Newhouse Transaction as though it was consummated on January 1, 2008. Accordingly, our consolidated financial statements include the gross combined financial results of both DHC and DCH since January 1, 2008. Prior to the Newhouse Transaction on September 17, 2008, DHC owned 66 2/3 % of DCH and, therefore, recognized a portion of DCH’s operating results. As a result, the tax provision for the year ended December 31, 2008 includes the taxes recognized by both DCH and DHC related to the portion of DCH’s operating results recognized by DHC. DHC recognized $91 million of deferred tax expense related to its investment in DCH prior to the Newhouse Transaction for 2008. The provision for income taxes for 2008 was partially offset by the release of an $18 million valuation allowance for deferred tax assets of CSS and the release of a $10 million valuation allowance for deferred tax assets related to net operating loss carry-forwards for AMC.

Net Loss (Income) Attributable to Non-Controlling Interests

Net loss (income) attributable to non-controlling interests represents the portion of net operating results allocable to the non-controlling partners, which was $1 million for 2009 and $(128) million for 2008. The change in net loss (income) attributable to non-controlling interests is primarily a result of allocating a portion of DCH’s 2008 profits to Advance/Newhouse for its ownership interest in DCH prior to the Newhouse Transaction.

Income from Discontinued Operations, Net of Taxes

In September 2008, as part of the Newhouse Transaction, DHC completed the spin-off to its shareholders of AMC, which did not result in a gain or loss.

In September 2008, prior to the Newhouse Transaction, DHC sold its ownership interests in Ascent Media Systems & Technology Services, LLC (“AMSTS”) and Ascent Media CANS, LLC (DBA “AccentHealth”) for approximately $7 million and $119 million, respectively, in cash. The sale of these companies resulted in pre-tax gains of $3 million for AMSTS and $64 million for AccentHealth.

Also in September 2008, prior to the Newhouse Transaction, DHC disposed of certain buildings and equipment for approximately $13 million in cash. DHC recognized a pre-tax gain of approximately $9 million in connection with the asset disposals. The disposed assets were part of the AMC business.

The following table presents summary financial information for discontinued operations for the year ended December 31, 2008 (in millions)

Year Ended December 31, 2008
Revenues	$484
Loss from the operations of discontinued operations before income taxes	$(6)
Loss from the operations of discontinued operations, net of taxes	$(4)
Gains on dispositions, net of taxes	$47
Income from discontinued operations, net of taxes	$43
Income per share from discontinued operations available to Discovery Communications, Inc. stockholders, basic and diluted	$0.13
Weighted average number of shares outstanding:
Basic	321
Diluted	322

Stock Dividends to Preferred Interests

During 2009, the Company recognized $8 million for non-cash stock dividends for the release of approximately 500,000 shares of preferred stock from escrow. Additional information regarding the stock dividend is set forth in Note 13 in the accompanying consolidated financial statements.

Segment Results of Operations

As noted above, we manage and report our operations in three segments: U.S. Networks; International Networks; and Commerce, Education, and Other. Corporate primarily consists of corporate functions, executive management, administrative support services, and ancillary revenues and expenses from a consolidated joint venture. Corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon decisions made directly by segment executives. Operating results exclude mark-to-market share-based compensation, restructuring and impairment charges, and gains (losses) on business and asset dispositions, consistent with our segment reporting. Additional financial information related to our segments is set forth in Note 23 to the accompanying consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) impairment charges, and (vi) gains (losses) on business and asset dispositions. We use this measure to assess operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. We exclude mark-to-market share-based compensation, exit and restructuring charges, impairment charges, and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. We also exclude the amortization of deferred launch incentive payments because these payments are infrequent and the amortization does not represent cash payments in the current reporting period. Because Adjusted OIBDA is a non-GAAP measure, it should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with U.S. GAAP.

The following table presents our revenues by segment and certain consolidated operating expenses, contra revenue amounts, and Adjusted OIBDA (in millions):

			% Change
	Years Ended December 31,		Favorable/
	2009	2008	(Unfavorable)
Revenues:
U.S. Networks	$2,142	$2,062	4%
International Networks	1,189	1,158	3%
Commerce, Education, and Other	176	196	(10)%
Corporate and intersegment eliminations	9	27	(67)%

Total revenues	3,516	3,443	2%

Costs of revenues (1)	(1,065)	(1,024)	(4)%
Selling, general and administrative (1)	(1,042)	(1,184)	12%
Add: Amortization of deferred launch incentives (2)	55	75	(27)%

Adjusted OIBDA	$1,464	$1,310	12%

(1)

Costs of revenues and selling, general and administrative expenses exclude mark-to-market share-based compensation, depreciation and amortization, exit and restructuring charges, impairments of intangible assets, goodwill, capitalized software costs, and a gain on a business disposition.

(2)	Amortization of deferred launch incentives are included as a reduction of distribution revenues for U.S. GAAP reporting, but are excluded from Adjusted OIBDA.

The following table presents our Adjusted OIBDA by segment with a reconciliation of Adjusted OIBDA to consolidated operating income (in millions):

			% Change
	Years Ended December 31,		Favorable/
	2009	2008	(Unfavorable)
Adjusted OIBDA:
U.S. Networks	$1,196	$1,111	8%
International Networks	450	387	16%
Commerce, Education, and Other	22	13	69%
Corporate and intersegment eliminations	(204)	(201)	(1)%

Total Adjusted OIBDA	1,464	1,310	12%

Amortization of deferred launch incentives	(55)	(75)	27%
Mark-to-market share-based compensation	(205)	69	NM
Depreciation and amortization	(155)	(186)	17%
Restructuring and impairment charges	(66)	(61)	(8)%
Gain on disposition	252	—	—

Total operating income	$1,235	$1,057	17%

NM = not meaningful.

U.S. Networks

The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

			% Change
	Years Ended December 31,		Favorable/
	2009	2008	(Unfavorable)
Revenues:
Distribution	$982	$927	6%
Advertising	1,082	1,058	2%
Other	78	77	1%

Total revenues	2,142	2,062	4%

Costs of revenues	(533)	(509)	(5)%
Selling, general and administrative	(434)	(476)	9%
Add: Amortization of deferred launch incentives	21	34	(38)%

Adjusted OIBDA	1,196	1,111	8%

Amortization of deferred launch incentives	(21)	(34)	38%
Mark-to-market share-based compensation	(1)	(4)	75%
Depreciation and amortization	(30)	(56)	46%
Restructuring and impairment charges	(37)	(51)	27%
Gain on disposition	252	—	—

Operating income	$1,359	$966	41%

Revenues

Total revenues for 2009 increased $80 million as compared to total revenues for 2008. The increase in total revenues was due primarily to increases in distribution revenues of $55 million and advertising revenues of $24 million.

Increased distribution revenues for 2009 were due to annual contractual rate increases, an increase in paying subscribers, principally for networks carried on the digital tier, and a decline of $13 million for the amortization of launch incentives. These increases were partially offset by the effect of deconsolidating Discovery Kids in May 2009, which resulted in a decline of $20 million, and the absence of a one-time revenue correction recorded during the second quarter of 2008 that increased revenues $8 million.

Advertising revenues for 2009 increased as a result of higher ratings and overall increased pricing, which were partially offset by lower cash sellouts due to softness in the economy.

Costs of Revenues

Costs of revenues, which consist primarily of content amortization expense, sales commissions, production costs, and distribution costs, increased $24 million for 2009 as compared to costs of revenues for 2008. The increase in costs of revenues was driven by an increase of $30 million in content amortization expense, of which $18 million was due to a higher content asset balance, reflecting our continued investment in content, and $12 million was attributable to higher write-offs of certain programming costs that are included as content amortization, partially offset by decreases in production and distribution costs. The increase in costs of revenues is net of a $12 million decline due to the effect of deconsolidating Discovery Kids.

Selling, General and Administrative

Selling, general and administrative expenses, which are principally comprised of employee costs, marketing costs, research costs, and occupancy and back office support fees, decreased $42 million for 2009 when compared to selling, general and administrative expenses for 2008. The decrease was attributable primarily to lower marketing and overhead costs, which reflects our cost reduction efforts. Also contributing to the decline was the effect of deconsolidating Discovery Kids in May 2009, which resulted in a decline of $5 million. These decreases were partially offset by higher employee costs and an additional $19 million of costs related to OWN, which we began consolidating in July 2008.

Adjusted OIBDA

Adjusted OIBDA increased $85 million for 2009 in comparison to Adjusted OIBDA for 2008. The improved performance is primarily due to higher distribution revenues driven by annual contractual rate increases and subscriber growth, an increase in advertising revenues due to increased ratings and overall pricing, and lower marketing and overhead costs. These improvements were partially offset by an increase in content amortization and write-offs and costs associated with OWN.

International Networks

The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

			% Change
	Years Ended December 31,		Favorable/
	2009	2008	(Unfavorable)
Revenues:
Distribution	$731	$713	3%
Advertising	345	336	3%
Other	113	109	4%

Total revenues	1,189	1,158	3%

Costs of revenues	(422)	(394)	(7)%
Selling, general and administrative	(351)	(418)	16%
Add: Amortization of deferred launch incentives	34	41	(17)%

Adjusted OIBDA	450	387	16%

Amortization of deferred launch incentives	(34)	(41)	17%
Depreciation and amortization	(41)	(43)	5%
Restructuring and impairment charges	(22)	(2)	NM

Operating income	$353	$301	17%

NM = not meaningful.

Revenues

Total revenues for 2009 increased $31 million as compared to total revenues for 2008. The increase in total revenues was due primarily to operational increases in distribution revenues and advertising revenues, which were partially offset by unfavorable impacts of foreign currency exchange rates of $69 million. Excluding the unfavorable impacts of foreign currency exchange rates, total revenues increased 10% or $100 million.

Distribution revenues increased $18 million for 2009 when compared to distribution revenues for 2008, net of unfavorable impacts of foreign currency exchange rates of $37 million. Excluding the unfavorable impacts of foreign currency exchange rates, distribution revenues increased 9% or $55 million. The increase in distribution revenues was attributable to growth in the number of paying subscribers in Latin America, EMEA and Asia-Pacific, which reflect the growth in pay television services in these regions.

Advertising revenues increased $9 million for 2009 in comparison to advertising revenues for 2008, including the unfavorable impacts of foreign currency exchange rates of $26 million. Excluding the unfavorable impacts of foreign currency exchange rates, advertising revenues increased 12% or $35 million. Increased advertising revenues was primarily due to growth in the U.K., EMEA, and Latin America, which reflects higher viewership combined with an increased subscriber base. Increased viewership was attributable to growth in pay television in certain markets and expanded distribution of our networks. Advertising revenues in 2009 also benefited from a $6 million settlement of a prior contract dispute at our U.K. operations. In October 2009, we renewed an agreement with our advertising sales representative in the U.K. resulting in our ability to increase the monetization of our audience, primarily on a go-forward basis.

Other revenues for 2009 include $6 million recorded in connection with renegotiating our agreements to provide content to a joint venture.

Costs of Revenues

Costs of revenues, which consist primarily of content amortization expense, distribution costs, sales commissions, and production costs, increased $28 million for 2009 as compared to costs of revenues for 2008. The increase was driven by higher content amortization expense and distribution costs, partially offset by a $6 million reduction in our music rights accrual related to a change in estimate in the third quarter of 2009. Content amortization expense increased 8% or $20 million, driven by an increase of $13 million due to a higher content asset balance, reflecting our continued investment in original content production and language customization to support additional local feeds for growth in local advertising sales, $24 million more in write-offs of programming costs, partially offset by favorable changes in foreign currency exchange rates of $17 million. Distribution costs increased $10 million as a result of expanding the distribution of our networks in certain markets. The increases in costs of revenues were net of favorable impacts of foreign currency exchange rates of $30 million. Excluding the favorable impacts of foreign currency exchange rates, costs of revenues increased 17% or $58 million.

Selling, General and Administrative

Selling, general and administrative expenses, which are principally comprised of employee costs, marketing costs, occupancy and back office support fees, decreased $67 million for 2009 when compared to selling, general, and administrative expenses for 2008. The decrease is attributable to lower marketing and employee costs as a result of cost saving initiatives and improvements in operating efficiencies and a $25 million benefit due to favorable impacts of foreign currency exchange rates. Excluding the favorable impacts of foreign currency exchange rates, selling, general and administrative expenses declined 11% or $42 million.

Adjusted OIBDA

Adjusted OIBDA increased $63 million for 2009 as compared to Adjusted OIBDA for 2008. Excluding the impacts of foreign exchange rate fluctuations, Adjusted OIBDA increased 24% or $83 million. The improvement in performance reflects growth in distribution revenues resulting from subscriber growth, an increase in advertising due to higher viewership and subscribers, and a decline in marketing and personnel costs. These increases were partially offset by increases in content amortization and write-offs and distribution costs.

Commerce, Education, and Other

The following table presents, for our Commerce, Education, and Other segment, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (loss) (in millions).

			% Change
	Years Ended December 31,		Favorable/
	2009	2008	(Unfavorable)
Revenues:
Advertising	$1	$—	—
Other	175	196	(11)%

Total revenues	176	196	(10)%

Costs of revenues	(103)	(116)	11%
Selling, general and administrative	(51)	(67)	24%

Adjusted OIBDA	22	13	69%

Depreciation and amortization	(6)	(9)	33%
Restructuring and impairment charges	(2)	(6)	67%

Operating income (loss)	$14	$(2)	NM

NM = not meaningful.

Revenues

Total revenues for 2009 decreased $20 million as compared to total revenues for 2008 principally driven by a decrease of $25 million in commerce sales reflecting the transition of our commerce business to a licensing model in early 2009, a decrease in sound services, and a decline in sales of hardcopy education content. These decreases were partially offset by growth in our education online streaming distribution revenues as a result of the continued migration from hardcopy to online distribution of our education content. We expect the transition of our commerce business to a licensing model will result in a reduction in our year-over-year commerce revenues and direct operating costs through the first fiscal quarter of 2010.

Costs of Revenues

Costs of revenues, which consist principally of production costs, royalty payments, and content amortization expense, decreased $13 million for 2009 as compared to costs of revenues for 2008 primarily due to a reduction in direct operating costs as a result of the transition of our commerce business to a licensing model in early 2009 and to a lesser extent reductions in production costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which are principally comprised of employee costs, occupancy expenses, and marketing costs, decreased $16 million for 2009 when compared to selling, general and administrative expenses for 2008 primarily due to cost reductions in the commerce business. The decline in expenses in the commerce business was attributable to lower employee costs as a result of the transition of our commerce business to a licensing model in early 2009.

Adjusted OIBDA

Adjusted OIBDA for 2009 increased $9 million as compared to Adjusted OIBDA for 2008. The increase principally reflects growth in education online streaming distribution revenues as users migrate from hard copy education content and cost reductions from the transition of our commerce business to a licensing model, partially offset by a decrease from the sound services business.

Corporate and Intersegment Eliminations

The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Years Ended December 31,		% Change Favorable/
	2009	2008	(Unfavorable)
Revenues:
Other	$9	$27	(67)%

Total revenues	9	27	(67)%

Costs of revenues	(7)	(5)	(40)%
Selling, general and administrative	(206)	(223)	8%

Adjusted OIBDA	(204)	(201)	(1)%

Mark-to-market share-based compensation	(204)	73	NM
Depreciation and amortization	(78)	(78)	—
Restructuring and impairment charges	(5)	(2)	NM

Operating loss	$(491)	$(208)	NM

NM = not meaningful.

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

Corporate revenues for the year ended December 31, 2009 decreased $18 million, when compared with the corresponding period in 2008, primarily due to decreased ancillary revenues from a consolidated joint venture, whose primary sales were of the Planet Earth DVD. Corporate selling, general and administrative expenses decreased $17 million for 2009 driven by lower personnel and consulting costs as a result of cost savings initiatives.

2008 vs. 2007

Consolidated Results of Operations

The following discussion of our results of operations is presented in three parts to assist the reader in better understanding our operations. The table below reconciles our and DHC’s prior year income statements presented in accordance with U.S. GAAP to the financial information discussed in our adjusted results of operations for the year ended December 31, 2007. The second section is an overall discussion of our consolidated operating results. The third section includes a more detailed discussion of revenue and expense activity of our three operating divisions: U.S. Networks, International Networks, and Commerce, Education, and Other.

The following table represents the year ended December 31, 2007 on an as adjusted basis (in millions). The information in the “DHC Historical” and “DCH Historical” columns is derived from the historical statement of operations of DHC included elsewhere herein (and has been adjusted to conform to Discovery’s presentation) and the historical statement of operations for DHC included in Part IV of the 2008 Form 10-K. The adjustments column reflects specific adjustments required to present the “Discovery As Adjusted” column as if the Newhouse Transaction occurred on January 1, 2007. We believe that the 2007 as adjusted presentation will assist the reader in better understanding our operations as this presentation is on a comparable basis with the 2008 Statement of Operations, therefore operating trends are more clearly presented. However, the actual results of operations for 2007 could have been significantly different than the 2007 as adjusted results had the Newhouse Transaction actually closed on January 1, 2007.

	Year Ended December 31, 2007
	Discovery Holding Company (A)	Discovery Communications Holding, LLC Historical	Adjustments		Discovery Communications, Inc. As Adjusted
Revenues:
Distribution	$—	$1,477	$—		$1,477
Advertising	—	1,345	—		1,345
Other	76	305	—		381

Total revenues	76	3,127	—		3,203

Costs of revenues, excluding depreciation and amortization listed below	60	1,167	—		1,227
Selling, general and administrative	22	1,296	—		1,318
Depreciation and amortization	3	131	—		134
Restructuring and impairment charges	—	46	—		46
Gains on dispositions	(1)	(135)	—		(136)

	84	2,505	—		2,589

Operating (loss) income	(8)	622	—		614
Equity in earnings of Discovery Communications Holding, LLC	142	—	(142)	(B)	—
Interest expense, net	—	(249)	—		(249)
Other non-operating income (expense), net	8	(1)	—		7

Income from continuing operations before income taxes	142	372	(142)		372
Provision for income taxes	(56)	(77)	—		(133)

Income from continuing operations, net of taxes	86	295	(142)		239
Loss from discontinued operations, net of taxes	(154)	(65)	—		(219)

Net (loss) income	(68)	230	(142)		20
Less net income attributable to non-controlling interests	—	(8)	(80)	(C)	(88)

Net (loss) income attributable to Discovery Communications, Inc. stockholders	$(68)	$222	$(222)		$(68)

(A)	Amounts in this column represent DHC’s results of operations for the year ended December 31, 2007, recast to reflect the operating results of Ascent Media Corporation, Ascent Media CANS, LLC and Ascent Media Sytems & Technology Services, LLC as discontinued operations.

The continuing operations of DHC represent corporate costs and the operating results of Creative Sound Services.

(B)	Represents the elimination of the portion of DCH’s earnings allocated to and recognized by DHC under the equity of accounting for the year ended December 31, 2007.
(C)	Represents the allocation of the portion DCH’s earnings not recognized by DHC to non-controlling interests for the year ended December 31, 2007.

The following table presents our operating results for the year ended December 31, 2008 and our adjusted results for the year ended December 31, 2007 (in millions).

	Years Ended December 31,		% Change Favorable/ (Unfavorable)
	2008	2007 As Adjusted (D)
Revenues:
Distribution	$1,640	$1,477	11%
Advertising	1,396	1,345	4%
Other	407	381	7%

Total revenues	3,443	3,203	7%

Costs of revenues, excluding depreciation and amortization listed below	1,024	1,227	17%
Selling, general and administrative	1,115	1,318	15%
Depreciation and amortization	186	134	(39)%
Restructuring and impairment charges	61	46	(33)%
Gains on dispositions	—	(136)	(100)%

	2,386	2,589	8%

Operating income	1,057	614	72%

Interest expense, net	(256)	(249)	(3)%
Other non-operating (expense) income, net	(47)	7	NM

Income from continuing operations before income taxes	754	372	NM
Provision for income taxes	(352)	(133)	NM

Income from continuing operations, net of taxes	402	239	68%
Income (loss) from discontinued operations, net of taxes	43	(219)	NM

Net income	445	20	NM
Less net income attributable to non-controlling interests	(128)	(88)	(45)%

Net income (loss) attributable to Discovery Communications, Inc. stockholders	$317	$(68)	NM

NM = not meaningful.

(D)	In order to enhance comparability, unaudited adjusted financial information for the year ended December 31, 2007 is provided as if the Newhouse Transaction had occurred on January 1, 2007.

Revenues

Our consolidated revenues increased $240 million for the year ended December 31, 2008 when compared with 2007, as adjusted. Distribution revenues increased $163 million during the year primarily due to International Networks subscriber growth combined with annual contract increases for the fully distributed U.S. Networks, offset by the disposition of Travel Channel. Advertising revenues increased $51 million for the period, and is primarily attributed to higher pricing and cash sellout rates in U.S. Networks. Other revenues increased $26 million for the year ended December 31, 2008 when compared with 2007, as adjusted, primarily due to an increase in licensing revenues in the International Networks, increase in sales of the Planet Earth DVD through a joint venture, and increases in revenues from our representation of the Travel Channel through our U.S. Networks segment, offset by a decline in revenues from the direct to consumer business in our Commerce, Education, and Other business segment.

Costs of Revenues

Costs of revenues, which includes content amortization and other production related expenses in addition to distribution and merchandising costs, decreased $203 million for the year ended December 31, 2008 when compared to 2007, as adjusted. The decrease in costs of revenues was primarily due to the effect of content impairment charges in the fourth quarter 2007 of $139 million primarily in U.S. Networks coupled with a $76 million decrease in related amortization expense. These decreases were partially offset by increases in costs of revenue in the International Networks and content impairment related to TLC.

Selling, General and Administrative

Selling, general and administrative expenses, which include certain personnel, marketing and other general and administrative expenses, decreased $203 million for the year ended December 31, 2008 from 2007, as adjusted, primarily attributable to a $210 million decrease in expenses arising from long-term incentive plans, which were partially offset by slight increases in costs incurred in conjunction with DCH preparing to become a consolidated subsidiary of ours as a result of the Newhouse Transaction and an increase in personnel costs in International Networks. Expenses arising from long-term incentive plans are largely related to DCH’s unit-based, long-term incentive plan, the Discovery Appreciation Plan or the “DAP”, or “LTIP”, which was modified to reflect our capital structure following the Newhouse Transaction. Prior to the Newhouse Transaction, the value of units in the LTIP was indexed to the value of DHC Series A common stock. After the Newhouse Transaction, the units remained outstanding and were converted at the effective time of the Newhouse Transaction to track changes in the value of our Series A common stock. The change in unit value of LTIP awards outstanding is recorded as expenses arising from long-term incentive plans over the period outstanding. Primarily due to the decrease in both the DHC Series A common stock and our Series A common stock price during the year ended December 31, 2008, we recorded a benefit of $69 million to expenses arising from long-term incentive plans in 2008 compared to expenses arising from long-term incentive plans of $141 million for the year ended December 31, 2007, as adjusted. In the fourth quarter 2008, eligible new hires and promoted employees received stock options that vest in four equal installments, and those employees with LTIP units that vest between September 18, 2008 and March 14, 2009 will receive cash-settled stock appreciation awards that expire in March 2010. We do not intend to make additional cash-settled stock appreciation awards, except as may be required by contract or to employees in countries where stock option awards are not permitted.

Depreciation and Amortization

The increase in depreciation and amortization for the year ended December 31, 2008 is due to an increase in intangible assets resulting from the reclassification of DHC intangibles following the Newhouse Transaction and the HowStuffWorks.com acquisition.

Restructuring and Impairment Charges

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

During the fourth quarter of 2008, we recorded a write-off of intangible assets of $30 million related to our HowStuffWorks.com business. This write-off of intangible assets was due to the decline in the cash flows projected to be generated by the HowStuffWorks.com business. During the second quarter of 2007, DCH recorded an asset impairment of $26 million which represents write-offs of intangible assets related to the education business.

Gains on Dispositions

In 2007, we exchanged the capital stock of a subsidiary that held the Travel Channel and travelchannel.com (collectively, the “Travel Business”) for Cox Communications Holdings, Inc.’s 25% ownership interest in us and $1.3 billion in cash. The distribution of the Travel Business, which was valued at $575 million, resulted in a $135 million tax-free gain.

Interest Expense, Net

On May 14, 2007, we entered into a $1.5 billion term loan in conjunction with the transaction with Cox Communications Holdings, Inc., offset by a $180 million payment for a senior note that matured. The increase in interest expense for the year ended December 31, 2008 when compared with 2007, as adjusted, is primarily a result of the term loan.

Other Non-Operating (Expense) Income, Net

Other non-operating (expense) income, net includes our equity in the operating results of unconsolidated affiliates, other non-operating income net of non-operating expenses, as well as unrealized losses from derivative instruments. Equity in loss of unconsolidated affiliates in 2008 consisted primarily of a $57 million other-than-temporary decline in the value of our equity method investment in HSWi, coupled with $13 million in equity losses recorded during 2008, which is offset by equity in income from our joint ventures in Canada and Japan. In 2007, we recognized $9 million of equity in income primarily from our joint ventures in Canada and Japan.

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

Provision for Income Taxes

Our effective tax rate was 47% and 36% for the years ended December 31, 2008 and 2007, as adjusted, respectively. Our effective tax rate for the year ended December 31, 2008 differed from the federal income tax rate of 35% primarily due to DHC’s recognition of deferred tax expense related to its investment in DCH (net of tax benefit from intangible amortization related to the spin-off of the Travel Channel in 2007), which is partially offset by the release of a valuation allowance on deferred tax assets of Ascent Media Sound, Inc. Other items impacting the effective tax rate include the following: our conversion from deducting foreign taxes to claiming foreign tax credits, foreign unrecognized tax positions, and other miscellaneous items. Our effective tax rate for the year ended December 31, 2007, as adjusted, was not materially different than the federal income tax rate of 35%. However, during this period we benefited from the tax-free treatment of the gain recognized on the disposition of the Travel Channel and the release of Travel Channel deferred tax liabilities, offset by the tax impact of discontinued operations.

Income (Loss) from Discontinued Operations, Net of Taxes

Summarized financial information included in discontinued operations is set forth in the following table (in millions).

	Years Ended December 31,
	2008	2007 As Adjusted
Revenues	$484	$689
Loss from the operations of discontinued operations before income taxes	$(6)	$(250)
Loss from the operations of discontinued operations, net of taxes	$(4)	$(219)
Gains on dispositions, net of taxes	$47	$—
Income (loss) from discontinued operations, net of taxes	$43	$(219)
Income (loss) per share from discontinued operations available to Discovery Communications, Inc. stockholders, basic and diluted	$0.13	$(0.78)
Weighted average number of shares outstanding:
Basic	321	281
Diluted	322	281

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

Just prior to the Newhouse Transaction, DHC sold its ownership interests in Ascent Media CANS, LLC (D/B/A AccentHealth) to AccentHealth Holdings LLC, an unaffiliated third party, for approximately $119 million in cash. It was determined that AccentHealth was a non-core asset, and the sale of AccentHealth was consistent with DHC’s strategy to divest non-core assets. DHC recognized a pre-tax gain of approximately $64 million in connection with the sale of AccentHealth, which is recorded as a component of discontinued operations. As there is no continuing involvement in the operations of AMC or AccentHealth, the financial results of their operations have been presented as discontinued operations for the years ended December 31, 2008 and 2007.

Following a comprehensive strategic review of our businesses, we closed 103 mall-based and stand-alone Discovery Stores in the third quarter of 2007. As there is no continuing involvement in the retail stores or significant migration of retail customers to e-commerce, the results of the Retail business are accounted for as discontinued operations in the as-adjusted results of operations for the year ended December 31, 2007.

Net Loss (Income) Attributable to Non-Controlling Interests

Non-controlling interests primarily represent our and consolidated entities’ portion of earnings which are allocable to the non-controlling partners. The increase in net income attributable to non-controlling interests during the year ended December 31, 2008 is primarily a result of our increased profits allocated to non-controlling partners prior to the Newhouse Transaction and reporting of our financial results in accordance with FASB Accounting Standards Codification Topic 810, Consolidations (“ASC 810”).

Segment Results of Operations

	Years Ended December 31,		% Change Favorable/ (Unfavorable)
	2008	2007 As Adjusted

Revenues:
U.S. Networks	$2,062	$1,941	6%
International Networks	1,158	1,030	12%
Commerce, Education, and Other	196	225	(13)%
Corporate and intersegment eliminations	27	7	NM

Total revenues	3,443	3,203	7%

Costs of revenues (1)	(1,024)	(1,227)	17%
Selling, general and administrative (1)	(1,184)	(1,177)	(1)%
Add: Amortization of deferred launch incentives	75	100	(25)%

Adjusted OIBDA	$1,310	$899	46%

NM = not meaningful.

(1)

Costs of revenue and selling, general and administrative expenses exclude depreciation and amortization, income (expense) arising from long-term incentive plan awards (mark-to-market), gains on dispositions, exit and restructuring charges, and intangible asset impairments.

	Years Ended December 31,		% Change Favorable/ (Unfavorable)
	2008	2007 As Adjusted
Adjusted OIBDA:
U.S. Networks	$1,111	$830	34%
International Networks	387	254	52%
Commerce, Education, and Other	13	4	NM
Corporate and intersegment eliminations	(201)	(189)	(6)%

Total Adjusted OIBDA	1,310	899	46%

Amortization of deferred launch incentives	(75)	(100)	25%
Mark-to-market share-based compensation	69	(141)	NM
Depreciation and amortization	(186)	(134)	(39)%
Restructuring and impairment charges	(61)	(46)	(33)%
Gains on dispositions	—	136	(100)%

Total operating income	$1,057	$614	72%

NM = not meaningful.

U.S. Networks

	Years Ended December 31,		% Change Favorable/ (Unfavorable)
	2008	2007 As Adjusted
Revenues:
Distribution	$927	$862	8%
Advertising	1,058	1,015	4%
Other	77	64	20%

Total revenues	2,062	1,941	6%

Costs of revenues	(509)	(699)	27%
Selling, general and administrative	(476)	(468)	(2)%
Add: Amortization of deferred launch incentives	34	56	(39)%

Adjusted OIBDA	1,111	830	34%

Amortization of deferred launch incentives	(34)	(56)	39%
Mark-to-market share-based compensation	(4)	—	—
Depreciation and amortization	(56)	(28)	(100)%
Restructuring and impairment charges	(51)	—	—

Operating income	$966	$746	29%

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

U.S. Networks without Travel Channel

	Years Ended December 31,		% Change Favorable/ (Unfavorable)
	2008	2007 As Adjusted
Revenues:
Distribution	$927	$840	10%
Advertising	1,058	975	9%
Other	77	64	20%

Total revenues	2,062	1,879	10%

Costs of revenues	(509)	(673)	24%
Selling, general and administrative	(476)	(447)	(6)%
Add: Amortization of deferred launch incentives	34	51	(33)%

Adjusted OIBDA	1,111	810	37%

Amortization of deferred launch incentives	(34)	(51)	33%
Mark-to-market share-based compensation	(4)	—	—
Depreciation and amortization	(56)	(28)	(100)%
Restructuring and impairment charges	(51)	—	—

Operating income	$966	$731	32%

Since the disposal of Travel Channel in 2007 did not meet the requirements of discontinued operations presentation, and the results of Travel Channel are not consolidated with DCH post transaction, the following discussion excludes the results of Travel Channel for all periods so as to facilitate comparability of the U.S. Networks segment data.

Revenues

Total revenues increased $183 million for the year ended December 31, 2008, when compared with 2007. Distribution revenue increased $87 million over the period, driven by annual contractual rate increases for fully distributed networks combined with subscription units, principally from networks carried on the digital tier. Distribution revenue includes a one-time $8 million adjustment resulting from improvements in our methodology of estimating accrued revenue for certain distribution operators. The adjustment was recorded in its entirety in the second quarter of 2008 and is not material to the current or prior periods. Contra revenue items included in distribution revenue, such as launch amortization and marketing consideration, decreased $19 million for the year ended December 31, 2008 when compared with 2007. This decrease includes $3 million for replacement decoder boxes to support the digitization of an analog transponder recorded as contra revenue in the second quarter of 2007.

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

Costs of Revenues

For the year ended December 31, 2008, costs of revenues decreased $164 million when compared with 2007, primarily due to a decrease in content amortization expense of $156 million. The decrease in content amortization expense was primarily a result of the effect of the $129 million content impairment charge recorded in 2007 following a change in management and related changes in strategy. This charge coupled with the related $76 million decrease in content amortization expense was offset by $17 million of content impairment charges for TLC programs following a change in management and related changes in strategy in the second half of 2008, and content amortization expense for new programming on Discovery Channel, TLC, Planet Green and Science Channel.

Selling, General and Administrative

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

Adjusted OIBDA

The U.S. Networks segment’s operating performance improved as reflected by an increase in adjusted OIBDA of $301 million for the year ended December 31, 2008 when compared with 2007. The improved performance is primarily due to revenue growth driven by subscriber growth coupled with higher pricing and lower costs of revenue due to declines in content amortization expense.

International Networks

	Years Ended December 31,		% Change Favorable/ (Unfavorable)
	2008	2007 As Adjusted
Revenues:
Distribution	$713	$615	16%
Advertising	336	330	2%
Other	109	85	28%

Total revenues	1,158	1,030	12%

Costs of revenues	(394)	(373)	(6)%
Selling, general and administrative	(418)	(447)	6%
Add: Amortization of deferred launch incentives	41	44	(7)%

Adjusted OIBDA	387	254	52%

Amortization of deferred launch incentives	(41)	(44)	7%
Depreciation and amortization	(43)	(36)	(19)%
Restructuring and impairment charges	(2)	(2)	—

Operating income	$301	$172	75%

Revenues

Total revenues increased $128 million for the year ended December 31, 2008, when compared with 2007, driven by an increase in distribution revenue of $98 million. Distribution revenue increased $76 million in EMEA, Latin America, and Asia-Pacific primarily as a result of a 16% increase in average paying subscription units. In addition, foreign exchange had a favorable impact of $13 million on distribution revenues for the year ended December 31, 2008 when compared with 2007.

Advertising revenue increased $6 million for the year ended December 31, 2008, when compared with 2007. Advertising revenue increased $42 million in EMEA and Latin America primarily due to higher viewership combined with an increased subscriber base in most markets worldwide. These increases were offset by a $35 million decrease in the U.K. due to an interpretation of a contract provision resulting in a limitation in our ability to monetize our audience in the U.K., as well as a deterioration in market conditions. Advertising revenue decreased $4 million due to the impact of unfavorable foreign exchange.

Other revenue increased $24 million mainly due to improvement in licensing and sales of programs primarily in the U.K. offset by a $2 million unfavorable foreign exchange impact.

Costs of Revenues

Costs of revenues increased $21 million for the year ended December 31, 2008, when compared with 2007, driven by a $40 million increase in content amortization expense due to continued investment in original productions and language customization to support additional local feeds for growth in local ad sales partially offset by favorable foreign exchange of $10 million and a reduction in sales commissions of $5 million.

Selling, General and Administrative

Selling, general and administrative expenses decreased $29 million for the year ended December 31, 2008, when compared with 2007. This decrease was driven by a $26 million reduction in marketing expenditures coupled with the favorable impact of $3 million from foreign exchange.

Adjusted OIBDA

The International Networks segment’s operating performance improved as reflected in an increase in adjusted OIBDA of $133 million for the year ended December 31, 2008, when compared with 2007. The improved performance reflects revenue growth driven by subscription growth in EMEA, Latin America and Asia-Pacific and a reduction in marketing expenditures, partially offset by increased content amortization expense due to continued investment in original productions and language customization.

Commerce, Education, and Other

	Years Ended December 31,		% Change Favorable/ (Unfavorable)
	2008	2007 As Adjusted

Revenues:
Other	$196	$225	(13)%

Total revenues	196	225	(13)%

Costs of revenues	(116)	(151)	23%
Selling, general and administrative	(67)	(70)	4%

Adjusted OIBDA	13	4	NM

Depreciation and amortization	(9)	(17)	47%
Restructuring and impairment charges	(6)	(27)	78%

Operating loss	$(2)	$(40)	95%

NM = not meaningful.

Revenues

Commerce, Education, and Other total revenues decreased $29 million for the year ended 2008 when compared with the prior year. A challenging retail environment in 2008 coupled with the success of the Planet Earth DVD in 2007 contributed to a year over year decline of 48% in revenue from the direct to consumer business, which was partially offset by higher licensing revenue. Education revenue increased by $6 million as the core streaming business continued to grow. New revenue streams in licensing and sponsorships were slightly offset by the decline in the hardcopy business as customers shifted to our digital services. Revenues generated by the CSS business were relatively flat compared with 2007.

Costs of Revenues

Costs of revenues decreased $35 million for the year ended December 31, 2008, commensurate with the decrease in Commerce’s product revenue coupled with a decrease in Education’s content amortization, which resulted from the fourth quarter 2007 write-off of capitalized content costs that were not aligned with Education’s product offerings.

Selling, General and Administrative

Selling, general and administrative expenses decreased $3 million for the year ended December 31, 2008. The decrease was primarily due to lower personnel and marketing costs incurred in Commerce and Education coupled with a $2 million legal expense in 2007 for a legal settlement. These decreases were partially offset by a slight increase in selling, general and administrative expense from the CSS business.

Adjusted OIBDA

Adjusted OIBDA increased $9 million for the year ended December 31, 2008, when compared to 2007, which reflects our efforts to reduce costs in response to the challenging retail environment during the year, reflected by a decline in revenue.

Corporate and Intersegment Eliminations

	Years Ended December 31,		% Change Favorable/ (Unfavorable)
	2008	2007 As Adjusted

Revenues:
Other	$27	$7	NM

Total revenues	27	7	NM

Costs of revenues	(5)	(4)	(25)%
Selling, general and administrative	(223)	(192)	(16)%

Adjusted OIBDA	(201)	(189)	(6)%

Market-to-market share-based compensation	73	(141)	NM
Depreciation and amortization	(78)	(53)	(47)%
Restructuring and impairment charges	(2)	(17)	88%
Gains on dispositions	—	136	(100)%

Operating loss	$(208)	$(264)	21%

NM = not meaningful.

Corporate is mainly comprised of ancillary revenue and expenses from a joint venture, corporate functions, executive management and administrative support services. Consistent with our segment reporting, corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives.

Corporate revenues increased $20 million for the year ended December 31, 2008, when compared with 2007, primarily due to increased ancillary revenue from a joint venture, whose primary sales were of the Planet Earth DVD; current sales volume is not expected to continue. Corporate costs increased $32 million, for the year ended December 31, 2008, driven by increased costs incurred in conjunction with our preparing to become a public entity as a result of the Newhouse Transaction and costs related to the start-up of OWN.

Liquidity and Capital Resources

This section provides a description of our primary sources and uses of cash, as well as significant transactions affecting liquidity, for the year ended December 31, 2009 as compared to the years ended December 31, 2008 and 2007.

The following table represents a comparison of the components of the statement of cash flows, as reported for the years ended December 31, 2009, 2008, and 2007 with a reconciliation of historical DCH statement of cash flows for the year ended December 31, 2007 (in millions).

	Years Ended December 31,
	2009	2008 (2)	2007 (1)(2)

Cash provided by operating activities	$608	$569	$300
Cash provided by (used in) investing activities	$266	$98	$(446)
Cash (used in) provided by financing activities	$(356)	$(774)	$187

(1)	The 2007 amounts reflect the gross combined cash flow activities of both DHC and DCH as though the Newhouse Transaction was completed January 1, 2007. The 2007 amounts include net operating cash inflows of $58 million and $242 million from DHC and DCH, respectively, investing cash outflows of ($15) million and ($431) million from DHC and DCH, respectively, and financing cash inflows of $12 million for DHC and $175 million for DCH.
(2)

The cash flow activity also includes cash flows for AMC for both the years ended December 31, 2008 and 2007, including cash provided by operating activities of $28 million, cash provided by investing activities of $128 million, and cash used in financing activities of $2 million for the year ended December 31, 2008. AMC cash provided by operating activities was $61 million, cash used in investing activities was $15 million, and cash provided by financing activities was $2 million for the year ended December 31, 2007.

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

As of December 31, 2009, we had approximately $2.2 billion of total liquidity, comprised of $623 million of cash and cash equivalents on hand and the ability to borrow approximately $1.6 billion under our revolving credit facility.

Operating Activities

For the year ended December 31, 2009, our cash provided by operating activities was $608 million, as compared to $569 million and $300 million for the years ended December 31, 2008 and 2007, respectively, driven by a decrease in cash provided by working capital primarily due to cash paid for income taxes of $444 million, $194 million, and $75 million for the years ended December 31, 2009, 2008, and 2007, respectively. The increase for the year ended December 31, 2009 was primarily due to higher operating income and $108 million in taxes paid related to the sale of our 50% interest in Discovery Kids. The amount for the year ended December 31, 2008 includes $17 million for taxes paid by discontinued operations.

Investing Activities

Cash provided by (used in) investing activities for the year ended December 31, 2009 was $266 million compared to $98 million and $(446) million during the corresponding periods in 2008 and 2007, respectively. The increase primarily reflects $300 million we received from Hasbro in exchange for a 50% ownership interest in a new joint venture that operates the Discovery Kids business and a decrease in capital expenditures of $45 million and $71 million for the year ended December 31, 2009 as compared to 2008 and 2007, respectively.

Financing Activities

At December 31, 2009, our committed debt facilities included two term loans, a revolving credit facility, and various senior notes. Total commitments under these facilities were $5.0 billion at December 31, 2009, of which $3.4 billion of indebtedness was outstanding under these facilities at December 31, 2009, providing additional borrowing capacity of $1.6 billion.

On August 19, 2009, DCL issued $500 million aggregate principal amount of 5.625% Senior Notes maturing on August 15, 2019 (the “August 2019 Notes”). DCL received net proceeds of $492 million from the offering after deducting the issuance costs. DCL used the net proceeds of the offering to repay $428 million of indebtedness outstanding under its Term Loan A, prior to final maturity on October 31, 2010. The remaining proceeds are for general corporate purposes.

The August 2019 Notes are unsecured and rank equally in right of payment with all of DCL’s other unsecured senior indebtedness. The August 2019 Notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery.

On May 14, 2009, DCH entered into Credit Agreement Supplement No. 1 (“Term Loan C”) to its Term Loan B. Pursuant to Term Loan C, DCH incurred $500 million of indebtedness, which matures on May 14, 2014. DCH received net proceeds of $478 million from the borrowing after deducting issuance costs. DCH used the net proceeds of the borrowing to repay $163 million and $315 million of indebtedness outstanding under DCL’s Term Loan A and the revolving credit facility, respectively.

The Term Loan C indebtedness is repayable in equal quarterly installments of $1.25 million beginning June 30, 2009 through March 31, 2014, with the balance due on the maturity date. Term Loan C bears interest at a rate of LIBOR plus an applicable margin of 3.25%, with a LIBOR floor of 2.00%, which was 5.25% at December 31, 2009. From May 14, 2009 through December 31, 2009, the weighted average effective interest rate for Term Loan C was 6.03%.

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

Term Loan B and Term Loan C are secured by DCH’s assets, excluding assets held by its subsidiaries. The revolving credit facility and senior notes are unsecured. The debt facilities contain covenants that require the respective borrowers to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. We were compliant with all debt covenants as of December 31, 2009 and have sufficient excess capacity to draw on existing debt commitments or incur additional debt.

Uses of Cash

Our primary uses of cash include the creation and acquisition of new content, commitments to equity affiliates, and debt and related interest payments. We expect our cash used to acquire content to continue to increase as we continue to invest in high quality programming.

Investing Activities

We and the BBC have formed several cable and satellite television network joint ventures to develop and distribute programming content. Under the terms of our agreements with the BBC, it has the right, every three years starting December 31, 2002, to require us to purchase its ownership interests in those joint ventures. Due to the complexities of the redemption formula, we have accrued the value of the redemption, or put right, at approximately $49 million as of December 31, 2009. We are currently discussing with the BBC potential revisions to all of our contractual relationships, including the ownership of the joint ventures. While there can be no assurance that these or other negotiations would result in a definitive agreement, we expect that the cost of a negotiated acquisition of the BBC’s interests in the joint ventures could substantially exceed the value of the put right.

On July 23, 2008, we formed a 50-50 joint venture with Oprah Winfrey and Harpo, Inc. Pursuant to the venture agreement, Discovery is committed to loan up to $100 million to the venture through September 30, 2011 to fund operations, of which $35 million has been funded as of December 31, 2009. We anticipate that sufficient funds will be available to meet funding needs under our obligation in 2010. To the extent that funding the joint venture in excess of $100 million is necessary, we may provide additional funds through a member loan or require the joint venture to seek third party financing. We expect to recoup the entire amount contributed in future periods provided that the joint venture is profitable and has sufficient funds to repay us. We are currently discussing with Harpo a number of matters regarding the OWN Network, including digital strategy, the programming and development pipeline, and increases in our funding commitment, which is currently $100 million.

Financing Activities

During the year ended December 31, 2009, $356 million of cash was used in financing activities as compared to $774 million used for the year ended December 31, 2008 and $187 million provided by financing activities during the year ended December 31, 2007. Our primary use of cash for financing activities during 2009 was principal payments under our debt facilities totaling $1.3 billion. This outflow was partially offset by $970 million in net cash proceeds from Term Loan C and the August 2019 Notes discussed previously. During the year ended December 31, 2008, our primary uses of cash for financing activities were $356 million in cash disbursed in connection with the spinoff of Ascent Media Corporation and principal repayments of $382 million under our debt facilities.

In 2010, we expect our uses of cash to include a minimum of $20 million for debt repayments, between $210 million and $240 million for interest expense, and approximately $50 million for capital expenditures. Additionally, we expect to make payments to settle vested employee cash-settled equity awards. Actual amounts expensed and payable for cash-settled equity awards are dependent on future calculations of fair value which are primarily affected by changes in our stock price, changes in the number of awards outstanding, and changes to the plan. The current portion accrued for these cash-settled awards was $117 million as of December 31, 2009.

Factors Affecting Liquidity and Capital Resources

If we were to experience a significant decline in operating performance, or have to meet an unanticipated need for additional liquidity beyond our available commitments, there is no certainty that we would be able to access the needed liquidity. While we have established relationships with U.S. and international banks and investors which continue to participate in our various credit agreements, the current state of the credit markets may cause some lenders to have to reduce or withdraw their commitments if we were to seek to negotiate a refinancing or an increase in our total commitments. Covenants in existing debt agreements may constrain our capacity for additional debt or there may be significant increases in costs to refinance existing debt to access additional liquidity. As a public company, we may have access to other sources of capital such as the public bond and equity markets. However, access to sufficient liquidity in these markets is not assured given our substantial debt outstanding and the continued volatility in the equity and credit markets.

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

We expect to have sufficient cash flow from operations in 2010, combined with $623 million of cash on hand at December 31, 2009, to meet future needs including mandatory principal repayments of debt, interest payments, expected capital expenditures, and payments to settle vested employee cash-settled equity awards. In addition, we have $1.6 billion of available capacity on our existing revolving credit facility if our cash flow from operations is less than anticipated. Our revolving credit facility expires in October 2010. We are currently assessing our options to extend or enter into a new facility.

We were compliant with all debt covenants as of December 31, 2009 and have sufficient excess capacity to draw on existing debt commitments or incur additional debt. We have no indication that any of our lenders would be unable to perform under the requirements of our credit agreements should we seek additional funding. Although our leverage and interest coverage covenants limit the total amount of debt we might incur relative to our operating cash flow, we expect we would continue to maintain compliance with our debt covenants with a 50% reduction in our current operating performance.

Contractual Obligations

We have agreements for leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2028. We are obligated to license programming under agreements with content suppliers that expire over various dates. We also have other contractual commitments arising in the ordinary course of business.

A summary of all of the expected payments for these commitments as well as future principal payments under the current debt arrangements and minimum payments under capital leases at December 31, 2009 is as follows (in millions).

	Payments Due by Period(1)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$3,394	$20	$585	$1,899	$890
Interest payments(2)	976	205	358	257	156
Capital leases	153	27	49	27	50
Operating leases	337	70	105	70	92
Content	440	287	111	42	—
Other(3)	445	128	121	57	139

Total	$5,745	$737	$1,329	$2,352	$1,327

(1)	Table does not include certain long-term obligations reflected in our consolidated balance sheet as the timing of the payments cannot be predicted or the amounts will not be settled in cash. The most significant of these obligations include $148 million accrued under our cash-settled equity awards and $71 million related to unrecognized tax benefits.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2009, (ii) assume the interest rates on our floating rate debt and associated interest rate swaps remain constant at the December 31, 2009 rates, (iii) assume that our existing debt is repaid at maturity and (iv) excludes interest payments on capital leases which are included in Capital leases.
(3)	Represents our obligations to purchase goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. The more significant purchase obligations include: obligations to purchase goods and services, employment contracts, sponsorship agreements and transmission services. Amounts related to employment contracts include base compensation and do not include compensation contingent on future events.

We are subject to a contractual agreement that may require us to acquire the non-controlling interest of certain of our subsidiaries. The amount and timing of such payments are not currently known and, accordingly, are not included in the table above. We have recorded a $49 million liability as of December 31, 2009 for this redemption right. Refer to Note 12 to the consolidated financial statements for additional information.

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

Revenues

We derive revenues from (i) distribution revenues from cable systems, satellite operators and other distributors, (ii) advertising aired on our networks and websites, and (iii) other, which is largely educational sales, e-commerce sales, and post-production sound and service sales.

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

Other

Other revenues primarily consist of revenues from our Education, CSS, advertising representation, and Commerce businesses. Educational service sales are generally recognized ratably over the term of the agreement. CSS services revenues are recognized when services are performed. Revenues from post-production, advertising representation, and certain distribution related services are recognized when services are provided. Prepayments received for services to be performed at a later date are deferred. Commerce revenues are recognized upon product shipment, net of estimated returns, which are not material to our consolidated financial statements.

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

On a periodic basis, management evaluates the net realizable value of content in conjunction with our strategic review of the business. If we expect to alter the planned use of programming because of a change in network strategy, the unamortized balance is adjusted to net realizable value when we identify the need to alter the planned use. Changes in management’s assumptions, such as changes in expected use, could significantly alter our estimates for write-offs.

Share-Based Compensation

We have incentive plans under which cash-settled unit awards, stock appreciation rights (“SARs”), stock options, and restricted stock units (“RSUs”) were issued.

We measure the cost of employee services received in exchange for cash-settled unit awards and SARs based on the fair value of the award less estimated forfeitures. Because unit awards and SARs are cash-settled, we remeasure the fair value of outstanding unit awards and SARs each reporting period until settlement. Compensation expense, including changes in fair value, for unit awards and SARs is recognized during the vesting period in proportion to the requisite service that has been rendered at the reporting date. For grants of unit awards with graded vesting, we measure fair value and record compensation expense for the grant as a single award. For grants of SARs with graded vesting, we measure fair value and record compensation expense separately for each tranche. Changes in the fair value of outstanding unit awards and SARs that occur subsequent to the vesting period are recorded as adjustments to compensation costs in the period in which the changes occur.

        We measure the cost of employee services received in exchange for stock options and RSUs based on the fair value of the award on the date of grant less estimated forfeitures. For awards that vest based on service, compensation expense is recognized ratably during the vesting period. Vesting of certain RSUs is also subject to satisfying operating performance conditions. At the time that we determine that it is probable that the performance targets will be achieved, compensation expense is recorded for such awards.

When recording compensation cost for share-based awards, we are required to estimate the number of awards granted that are expected to be forfeited. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an ongoing basis, we adjust compensation expense based on actual forfeitures and revise the forfeiture rate as necessary.

The fair value of unvested cash-settled unit awards, unvested SARs, and all stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award. For cash-settled award units and RSUs, the expected term is the period from the grant date to the vesting date of the award. For SARs, the expected term is estimated to be the contractual term of the award. For stock options, the expected term is estimated to be the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on our common stock and historical realized volatility of our common stock, and considers other factors deemed relevant. The dividend yield is assumed to be 0% because we have no present intention to pay dividends.

The fair value of RSUs is determined based on the fair value of our common stock as of the grant date.

Share-based compensation expense is recorded as a component of Selling, general and administrative expense. We classify as a current liability the intrinsic value of cash-settled award units and SARs that are vested or will become vested within one year.

Excess tax benefits realized from the exercise of stock options are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations on the Consolidated Statements of Cash Flows.

Goodwill and Indefinite-lived Intangible Assets

2009 Impairment Testing

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

We performed our annual goodwill impairment testing in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”) on November 30, 2009. Under the guidelines established by FASB ASC Topic 280, Segment Reporting (“ASC 280”), we have aggregated our operating segments into the following three reportable segments: U.S. Networks, International Networks, and Commerce, Education, and Other. However, the goodwill impairment analysis, under the requirements of ASC 350, is performed at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment as defined in ASC 280.

The following table presents our goodwill balances, by reporting unit, as of December 31, 2009 and 2008 (in millions).

	As of December 31,
	2009	2008
Discovery Channel	$2,284	$2,284
TLC	1,551	1,551
Animal Planet	313	313
Other U.S. Networks	967	1,421

Total U.S. Networks	5,115	5,569

U.K.	181	181
EMEA	695	693
Latin America	231	230
Asia-Pacific	164	164
Antenna Audio	—	5

Total International Networks	1,271	1,273

Commerce	20	22
Education	16	16
Creative Sound Services	11	11

Total Commerce, Education, and Other	47	49

Total Goodwill	$6,433	$6,891

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

A summary of the critical assumptions utilized for our annual impairment tests in 2009 and 2008 are outlined below. We believe this information coupled with our sensitivity analysis considering reporting units whose fair value would not exceed carrying value following a hypothetical reduction in fair value of 10% and 20% provide relevant information to understand our goodwill impairment testing and evaluate our goodwill balances.

During 2009, we did not change our reporting units. However, Discovery Kids, a component of the Other U.S. Networks reporting unit, was deconsolidated in 2009 and was not included in the 2009 impairment testing. For the annual goodwill impairment test performed on November 30, 2009, we did not significantly change the methodology from 2008 to determine the fair value of our reporting units. Due to the improvement in the global economic environment, we made changes to certain of the assumptions utilized in the DCF model for 2009 compared with the prior year. Generally we decreased discount rates in our 2009 DCF calculations. Our assumed growth rates in 2009 were generally consistent with growth rates used in 2008. The following is a summary analysis of the significant assumptions used in our DCF model, as well as a sensitivity analysis on the impact of changes in certain assumptions to our overall conclusion concerning impairment of our goodwill balances.

Discount rate: The discount rate represents the expected return on capital. Each of the U.S. Networks’ reporting units used a discount rate of 11% for 2009, which represents a decrease from a rate of 12% utilized in 2008. The International Networks’ reporting units’ discount rates were a weighted average of 14% and 16% for the years 2009 and 2008, respectively. For our remaining reporting units, discount rates were a weighted average of 15% for the years 2009 and 2008. We used the average interest rate of a 20-year government security over a one year period to determine the risk free rate in our weighted average cost of capital calculation. The difference between our discount rate and the risk free rate was 7% and 8% in 2009 and 2008, respectively.

Growth assumptions: Projected annual growth is primarily driven by assumed advertising sales and cable subscriber trends offset by expected expenses. Other considerations include historical performance and anticipated economic conditions for the current period and long term.

We use a five year period of assumed cash flows to assess short-term company net free cash flow for our DCF calculation. The projected revenue growth for the U.S. Networks’ reporting units was a weighted average of 5% for both the 2009 and 2008 DCF calculations. U.S. Networks experienced actual revenue growth of 4% and 10% in 2009 and 2008, respectively. The projected expense growth for the U.S. Networks’ reporting units was a weighted average of 1% in 2009, compared with 5% in 2008. The projected revenue growth for the International Networks’ reporting units was a weighted average of 7% for both the 2009 and 2008 DCF calculations. International Networks experienced actual revenue growth of 10% and 12% in 2009 and 2008, respectively, when excluding the impacts of foreign exchange. The projected expense growth for the International Networks’ reporting units was a weighted average of 3% in 2009, compared with 6% in 2008. The projected revenue growth for our other reporting units was a weighted average of 5% for the 2009 DCF calculation, compared with 4% in 2008. Other reporting units experienced actual revenue decreases of 10% and 19% in 2009 and 2008, respectively. The historical revenue declines for our other reporting units are not relevant due to the transition of our commerce business to a licensing model in 2009 and the closure of retail stores in the second half of 2007. The projected expense growth for other reporting units was 2% in 2009, compared with a decrease of 1% in 2008.

We used a weighted average terminal value growth rate of 4% for the U.S. Networks’ reporting units in both our 2009 and 2008 DCF calculations. We used a weighted average terminal value growth rate of 4% and 5% for the International Networks’ reporting units in our 2009 and 2008 DCF calculations, respectively. We used a weighted average terminal value growth rate of 6% and 7% for our other reporting units in our 2009 and 2008 DCF calculations, respectively. The terminal values used in our DCF model are calculated using the dividend discount model. As a result, the terminal values used for our reporting units are a function of their respective discount rates and terminal value growth rates.

Market approach assumptions: We used Earnings Before Interest Depreciation and Amortization (“EBITDA”), revenue, and price per subscriber multiples to estimate fair value using a market approach. The U.S. Networks’ reporting units’ weighted average EBITDA multiples were 13 and 10 in 2009 and 2008, respectively. The International Networks’ reporting units’ weighted average EBITDA multiples were 13 and 12 in 2009 and 2008, respectively.

The U.S. Networks’ reporting units made up 75% of the fair value of our Company in both 2009 and 2008. At the date of impairment testing, the carrying value of our U.S. Networks’ reporting units made up 74% and 77% of the carrying value of net assets allocated for purposes of goodwill impairment testing in 2009 and 2008, respectively. The International Networks’ reporting units made up 24% and 23% of the fair value of our Company in 2009 and 2008, respectively. The carrying value of the International Networks’ reporting units made up 25% and 22% of the carrying value of net assets allocated for purposes of goodwill impairment testing in 2009 and 2008, respectively. The fair value of our other reporting units made up 1% and 2% of the fair value of our Company in 2009 and 2008, respectively. The carrying value of our other reporting units made up 1% of the carrying value of net assets allocated for purposes of goodwill impairment testing in both 2009 and 2008.

Impairment: As of November 30, 2009, the fair value of our CSS and Antenna Audio reporting units did not exceed their carrying values due to declines in operating cash flows as a result of adverse market conditions. We performed the second step of the goodwill impairment test as required by ASC 350, which requires calculation of the reporting units implied goodwill and comparing to the book value of goodwill, and determined that $6 million of goodwill of the Antenna Audio reporting unit was impaired. The change in the goodwill balance from December 31, 2008 to the date of the 2009 impairment test was due to foreign exchange. The impairment was recorded as a component of Restructuring and impairment charges in the Consolidated Statements of Operations.

Sensitivity Analysis: In order to analyze the sensitivity our assumptions have on our overall impairment assessment, we determined the impact that a hypothetical 10% and 20% reduction in fair value would have on our conclusions.

•

The fair value of the CSS reporting unit does not exceed its carrying value. After performing the second step of the goodwill impairment test, we did not record an impairment for CSS. However, a further 20% decline in fair value would result in a goodwill impairment. As of December 31, 2009, the carrying value of goodwill for the CSS reporting unit is $11 million.

•	There were no other reporting units for which a 20% decline in fair value would result in the reporting unit’s carrying value to be in excess of its fair value.

Reductions of approximately 47% and 51% in the fair value of our largest reporting units, Discovery Channel and TLC, respectively, would result in their carrying values exceeding their fair values. Given the reductions required and the assumptions used in our fair value modeling at the time of our impairment review, there did not appear to be any likely changes or trigger events that would indicate an impairment of these reporting units.

If changes in the fair value of our reporting units caused the carrying value of a reporting unit to exceed its fair value, the second step of the goodwill impairment test would be required to be performed to determine the ultimate amount of impairment loss to record.

2010 Impairment Testing

We will perform our annual impairment testing of goodwill as of November 30, 2010, unless there is a triggering event, which would require the performance of impairment testing before our annual impairment testing date. We monitor our anticipated operating performance to ensure that no event has occurred requiring goodwill impairment testing. As part of our annual impairment testing or any interim impairment test deemed necessary, we will evaluate whether our assumptions and methodologies require changes as a result of the current global economic environment.

The determination of recoverability of goodwill requires significant judgment and estimates regarding future cash flows and fair values. Such estimates are subject to change and could result in impairment losses being recognized in the future. If different reporting units or different valuation methodologies had been used, the impairment test results could have differed.

Long-lived Assets

Long-lived assets (e.g., amortizing trademarks, customer lists, other intangibles and property, plant and equipment) do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the likely (i.e., more likely than not) disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would be deemed to not be recoverable. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value.

During the year ended December 31, 2009, we recorded long-lived asset impairments of $26 million primarily related to our HowStuffWorks.com business, a component of the Other U.S. Networks reporting unit, due to declines in expected operating performance.

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

Recently Issued Accounting and Reporting Pronouncements

Refer to Note 2 in the accompanying consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for a discussion of recently issued accounting standards.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rates

The nature and amount of our long-term debt are expected to vary as a result of future requirements, market conditions and other factors. Our interest expense is exposed to movements in short-term interest rates. Of our $3.4 billion of debt excluding capital leases, $2.0 billion was floating rate debt at December 31, 2009. We use derivative instruments, including variable to fixed and fixed to variable interest rate instruments, to modify this exposure. The variable to fixed interest rate instruments had a notional amount of $1.8 billion and $2.3 billion and had a weighted average interest rate of 4.27% and 4.68% at December 31, 2009 and 2008, respectively. The fixed to variable interest rate agreements had a notional amount of $50 million and had a weighted average interest rate of 4.67% and 7.90% at December 31, 2009 and 2008, respectively. As of December 31, 2009, we have a notional amount of $300 million of forward starting variable to fixed interest rate swaps, which will start in June 2010. The fair value of our interest rate derivative contracts, adjusted for our credit risk and our counterparties’ credit risk, aggregate a net loss position of $33 million and $107 million at December 31, 2009 and 2008, respectively.

Of the total notional amount of $2.2 billion in interest rate derivatives, $1.8 billion of these derivative instruments are highly effective cash flow hedges. The fair value of these hedges at December 31, 2009 and 2008 was a net loss position of $17 million and $71 million, respectively, with changes in the mark-to-market value recorded as a component of Other comprehensive income (loss). We do not expect material hedge ineffectiveness in the next twelve months. As of December 31, 2009, a parallel shift in the interest rate yield curve equal to one percentage point would change the fair value of our interest rate derivative portfolio by approximately $40 million. In addition, a change of one percentage point in interest rates on our variable rate debt would impact interest expense by approximately $3 million on an annual basis.

We continually monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our derivative instruments and do not anticipate nonperformance by the counterparties. In addition, we limit the amount of derivative counterparty credit exposure with any one institution.

Refer to Note 11 to the accompanying consolidated financial statements for additional information regarding our interest rate derivative instruments.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change. We did not hold significant foreign currency derivative instruments at December 31, 2009. At December 31, 2008, the notional amount of foreign currency derivative instruments was $75 million and the fair value was $5 million.

Refer to Note 11 to the accompanying consolidated financial statements for additional information regarding our foreign currency derivative instruments.

ITEM 8.	Financial Statements and Supplementary Data.

Index to consolidated financial statements and supplementary data:

Page

Management’s Report on Internal Control Over Financial Reporting	64
Report of Independent Registered Public Accounting Firm	65
Report of Independent Registered Public Accounting Firm	66
Consolidated Financial Statements of Discovery Communications, Inc.:
Consolidated Balance Sheets as of December 31, 2009 and 2008	67
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008, and 2007	68
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007	69
Consolidated Statements of Equity for the Years Ended December 31, 2009, 2008, and 2007	70
Notes to Consolidated Financial Statements	71
Financial Statement Schedules:
Consolidated Financial Statements of Discovery Communications Holding, LLC:
Report of Independent Registered Public Accounting Firm	134
Report of Independent Registered Public Accounting Firm	135
Consolidated Balance Sheet of Discovery Communications Holding, LLC as of December 31, 2007	136
Consolidated Statement of Operations of Discovery Communications Holding, LLC for the period from May 15, 2007 through December 31, 2007	137
Consolidated Statement of Operations of Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC and not the current registrant) for the period from January 1, 2007 through May 14, 2007	137
Consolidated Statement of Cash Flows of Discovery Communications Holding, LLC for the period from May 15, 2007 through December 31, 2007	138
Consolidated Statement of Cash Flows of Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC and not the current registrant) for the period from January 1, 2007 through May 14, 2007	138
Consolidated Statement of Changes in Members’ Equity of Discovery Communications Holding, LLC for the period from May 15, 2007 through December 31, 2007	139
Consolidated Statement of Stockholders’ Deficit of Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC and not the current registrant) for the period from January 1, 2007 through May 14, 2007	139
Notes to Consolidated Financial Statements	140

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Discovery Communications, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of the inherent limitations in any internal control, no matter how well designed, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2009 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Discovery Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Discovery Communications, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests and the manner in which it accounts for collaborative arrangements effective January 1, 2009.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Discovery Holding Company:

We have audited the accompanying consolidated statements of operations, cash flows, and equity of Discovery Holding Company and subsidiaries (DHC) for the year ended December 31, 2007. These consolidated financial statements are the responsibility of DHC’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Discovery Communications Holding, LLC (a 66 2/3 percent owned investee company as of December 31, 2007). DHC’s equity in the earnings of Discovery Communications Holding, LLC was $141,781,000 for the year ended December 31, 2007. The financial statements of Discovery Communications Holding, LLC and its predecessor were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Discovery Communications Holding, LLC, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Discovery Holding Company and subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
February 14, 2008, except as to note 25, which is as of June 11, 2009

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	As of December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$623	$100
Receivables, net of allowances of $15 and $16, respectively	810	780
Content rights, net	76	73
Deferred income taxes	71	49
Prepaid expenses and other current assets	100	107

Total current assets	1,680	1,109

Noncurrent content rights, net	1,217	1,163
Property and equipment, net	411	395
Goodwill	6,433	6,891
Intangible assets, net	643	716
Other noncurrent assets	581	210

Total assets	$10,965	$10,484

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN SUBSIDIARIES AND EQUITY
Current liabilities:
Accounts payable	$63	$71
Accrued liabilities	394	350
Deferred revenues	91	93
Current portion of share-based compensation liabilities	117	8
Current portion of long-term debt	38	458
Other current liabilities	87	90

Total current liabilities	790	1,070

Long-term debt	3,457	3,331
Deferred income taxes	274	246
Other noncurrent liabilities	176	227

Total liabilities	4,697	4,874

Commitments and contingencies (Note 22)
Redeemable non-controlling interests in subsidiaries	49	49

Equity:
Series A preferred stock, $0.01 par value; authorized 75 shares; issued and outstanding 71 shares at December 31, 2009 and 70 shares at December 31, 2008	1	1
Series C preferred stock, $0.01 par value; authorized 75 shares; issued and outstanding 71 shares at December 31, 2009 and 70 shares at December 31, 2008	1	1
Series A common stock, $0.01 par value; authorized 1,700 shares; issued and outstanding 135 shares at December 31, 2009 and 134 shares at December 31, 2008	1	1
Series B common stock, $0.01 par value; authorized 100 shares; issued and outstanding 7 shares at December 31, 2009 and 2008	—	—
Series C common stock, $0.01 par value; authorized 2,000 shares; issued and outstanding 142 shares at December 31, 2009 and 141 shares at December 31, 2008	2	2
Additional paid-in capital	6,600	6,545
Accumulated deficit	(376)	(936)
Accumulated other comprehensive loss	(21)	(78)

Equity attributable to Discovery Communications, Inc.	6,208	5,536
Equity attributable to non-controlling interests	11	25

Total equity	6,219	5,561

Total liabilities, redeemable non-controlling interests in subsidiaries and equity	$10,965	$10,484

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Years Ended December 31,
	2009	2008	2007

Revenues:
Distribution	$1,713	$1,640	$—
Advertising	1,428	1,396	—
Other	375	407	76

Total revenues	3,516	3,443	76

Costs of revenues, excluding depreciation and amortization listed below	1,065	1,024	60
Selling, general and administrative	1,247	1,115	22
Depreciation and amortization	155	186	3
Restructuring and impairment charges	66	61	—
Gains on dispositions	(252)	—	(1)

	2,281	2,386	84

Operating income (loss)	1,235	1,057	(8)

Equity in earnings of Discovery Communications Holding, LLC	—	—	142
Interest expense, net	(250)	(256)	—
Other non-operating income (expense), net	46	(47)	8

Income from continuing operations before income taxes	1,031	754	142
Provision for income taxes	(472)	(352)	(56)

Income from continuing operations, net of taxes	559	402	86
Income (loss) from discontinued operations, net of taxes	—	43	(154)

Net income (loss)	559	445	(68)
Less net loss (income) attributable to non-controlling interests	1	(128)	—

Net income (loss) attributable to Discovery Communications, Inc.	560	317	(68)
Stock dividends to preferred interests	(8)	—	—

Net income (loss) available to Discovery Communications, Inc. stockholders	$552	$317	$(68)

Amounts available to Discovery Communications, Inc. stockholders:
Income from continuing operations, net of taxes	$552	$274	$86
Income (loss) from discontinued operations, net of taxes	—	43	(154)

Net income (loss)	$552	$317	$(68)

Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$1.30	$0.85	$0.31

Diluted	$1.30	$0.85	$0.31

Income (loss) per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$—	$0.13	$(0.55)

Diluted	$—	$0.13	$(0.55)

Net income (loss) per share available to Discovery Communications, Inc. stockholders:
Basic	$1.30	$0.99	$(0.24)

Diluted	$1.30	$0.98	$(0.24)

Weighted average number of shares outstanding:
Basic	423	321	281

Diluted	425	322	281

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2009	2008	2007

Operating Activities
Net income (loss)	$559	$445	$(68)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Share-based compensation expense (benefit)	228	(66)	1
Depreciation and amortization	155	232	68
Impairment charges	32	30	165
Gains on dispositions	(252)	(76)	(1)
Gains on sales of investments	(15)	—	—
Equity in earnings of Discovery Communications Holding, LLC	—	—	(142)
Deferred income taxes	(7)	190	56
Other noncash expenses (income), net	32	130	(8)
Changes in operating assets and liabilities, net of discontinued operations:
Receivables, net	(37)	(45)	4
Content rights, net	(55)	(145)	—
Accounts payable and accrued liabilities	40	(46)	(11)
Share-based compensation liabilities	(81)	(49)	—
Other, net	9	(31)	(6)

Cash provided by operating activities	608	569	58

Investing Activities
Purchases of property and equipment	(57)	(102)	(47)
Net cash acquired from Newhouse Transaction	—	45	—
Business acquisitions, net of cash acquired	—	(8)	—
Proceeds from dispositions	300	139	2
Other investing activities, net	23	24	30

Cash provided by (used in) investing activities	266	98	(15)

Financing Activities
Ascent Media Corporation spin-off	—	(356)	—
Net repayments of revolver loans	(315)	(125)	—
Borrowings from long-term debt, net of discount and issuance costs	970	—	—
Principal repayments of long-term debt	(1,012)	(257)	—
Principal repayments of capital lease obligations	(14)	(29)	—
Cash distributions to non-controlling interest	(13)	—	—
Proceeds from stock option exercises	28	—	13
Other financing activities, net	—	(7)	(1)

Cash (used in) provided by financing activities	(356)	(774)	12

Effect of exchange rate changes on cash and cash equivalents	5	(2)	—

Change in cash and cash equivalents	523	(109)	55
Cash and cash equivalents of continuing operations, beginning of period	100	8	1
Cash and cash equivalents of discontinued operations, beginning of period	—	201	153

Cash and cash equivalents, end of period	$623	$100	$209

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Discovery Communications, Inc. Stockholders
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Equity Attributable to Discovery Communications, Inc.	Equity Attributable to Non- controlling Interests	Total Equity
As of December 31, 2006	$—	$3	$5,714	$(1,184)	$16	$4,549	$—	$4,549
Net loss	—	—	—	(68)	—	(68)	—	(68)
Other comprehensive income	—	—	—	—	1	1	—	1

Total comprehensive loss						(67)	—	(67)
Share-based compensation	—	—	1	—	—	1	—	1
Cumulative effect of accounting change	—	—	—	(1)	—	(1)	—	(1)
Issuance of common stock in connection with share-based plans and other (2 Series A shares)	—	—	13	—	—	13	—	13

As of December 31, 2007	—	3	5,728	(1,253)	17	4,495	—	4,495
Non-controlling interests of DCH	—	—	—	—	—	—	9	9
Net income	—	—	—	317	—	317	128	445
Other comprehensive loss	—	—	—	—	(84)	(84)	—	(84)

Total comprehensive income						233	128	361
Share-based compensation	—	—	6	—	—	6	—	6
Ascent Media Corporation spin-off	—	—	(709)	—	(11)	(720)	—	(720)
Issuance of preferred stock (70 Series A shares and 70 Series C shares)	2	—	208	—	—	210	(112)	98
Reversal of deferred tax liability related to DHC’s investment in DCH	—	—	1,312	—	—	1,312	—	1,312

As of December 31, 2008	2	3	6,545	(936)	(78)	5,536	25	5,561
Net income (loss)	—	—	—	560	—	560	(1)	559
Other comprehensive income	—	—	—	—	57	57	—	57

Total comprehensive income (loss)						617	(1)	616
Stock dividends declared to preferred interests (0.3 Series A shares and 0.2 Series C shares)	—	—	(8)	—	—	(8)	—	(8)
Stock dividends paid to preferred interests	—	—	7	—	—	7	—	7
Cash distributions to non-controlling interest	—	—	—	—	—	—	(13)	(13)
Share-based compensation	—	—	23	—	—	23	—	23
Issuance of common stock in connection with share-based plans and other (1 Series A share)	—	—	28	—	—	28	—	28
Reversal of deferred tax liability related to DHC’s investment in DCH	—	—	5	—	—	5	—	5

As of December 31, 2009	$2	$3	$6,600	$(376)	$(21)	$6,208	$11	$6,219

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States (“U.S.”) and more than 170 other countries, with over 100 television networks offering customized programming in 38 languages. Discovery also develops and sells consumer and educational products and services as well as media sound services in the U.S. and internationally. In addition, the Company owns and operates a diversified portfolio of website properties and other digital services. The Company manages and reports its operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television network programming, web brands, and other digital services; International Networks, consisting principally of international cable and satellite television network programming; and Commerce, Education, and Other, consisting principally of e-commerce, catalog, sound production, and domestic licensing businesses. Financial information for Discovery’s reportable segments is set forth in Note 23.

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

Basis of Presentation

Newhouse Transaction and AMC Spin-off

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), the consolidated financial statements and notes present the Newhouse Transaction as though it was consummated on January 1, 2008. Accordingly, the consolidated financial statements and notes as of and for the years ended December 31, 2009 and 2008 include the financial position,

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results of operations, and cash flows of both DHC and DCH since January 1, 2008. The consolidated financial statements and notes for the year ended December 31, 2007 include only the results of operations and cash flows of DHC as the predecessor company to Discovery.

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

Prior to the Newhouse Transaction, DHC accounted for its ownership interest in DCH using the equity method. Therefore, DHC previously recorded its portion of DCH’s earnings through income and as an adjustment to the carrying value of its investment in DCH. Because the accompanying consolidated financial statements present the Newhouse Transaction as though it occurred on January 1, 2008 and include the financial position, results of operations, and cash flows of both DHC and DCH since January 1, 2008, the financial information as of and for the year ended December 31, 2008 have been adjusted to eliminate DHC’s investment in DCH and the portion of DCH’s earnings recorded by DHC during the period January 1, 2008 through September 17, 2008. Additionally, the financial information as of and for the year ended December 31, 2008 have been adjusted to allocate a portion of DCH’s earnings for the period from January 1, 2008 through September 17, 2008 to Advance/Newhouse as a component of Net loss (income) attributable to non-controlling interests. The financial information for the year ended December 31, 2007 include the continuing results of operations and cash flows of DHC, as the predecessor company to Discovery, and, therefore, continue to present DHC’s interest in DCH under the equity method.

As a result of the AMC spin-off, the results of operations of AMC are presented as Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Operations for the years ended December 31, 2008 and 2007. Cash flows from AMC have not been segregated as discontinued operations in the Consolidated Statements of Cash Flows. Summarized financial information for AMC for the years ended December 31, 2008 and 2007 is set forth in Note 5.

Other Discontinued Operations

During 2008, DHC sold its ownership interests in Ascent Media CANS, LLC (DBA “AccentHealth”) and Ascent Media Systems & Technology Services, LLC (“AMSTS”). The results of operations of AccentHealth and AMSTS are presented as Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations for the years ended December 31, 2008 and 2007. Cash flows from AccentHealth and AMSTS have not been segregated as discontinued operations in the Consolidated Statements of Cash Flows. A description of the transactions and summarized financial information for AccentHealth and AMSTS is set forth in Note 5.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Management continually re-evaluates its estimates, judgments, and assumptions and management’s assessments could change. Actual results may differ from those estimates, judgments, and assumptions and could have a material impact on the consolidated financial statements.

Significant estimates, judgments, and assumptions inherent in the preparation of the consolidated financial statements include consolidation of variable interest entities, accounting for business acquisitions, dispositions, allowances for doubtful accounts, content rights, asset impairments, redeemable interests in subsidiaries, fair value measurements, revenue recognition, depreciation and amortization, share-based compensation, income taxes, and contingencies.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation and Accounting for Investments

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

The Company’s foreign subsidiaries’ assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting asset and liability translation adjustments are included as a separate component of Accumulated other comprehensive loss in the Consolidated Balance Sheets. Inter-company accounts of a trading nature are revalued at exchange rates in effect at each month-end and are included as part of operating income in the Consolidated Statements of Operations.

Investments in entities of 20% to 50%, without a controlling interest, and other investments over which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. Investments in entities of less than 20% over which the Company has no significant influence are accounted for at fair value or using the cost method.

Reclassifications

Certain reclassifications have been made to the financial information for the years ended December 31, 2008 and 2007 to conform to the December 31, 2009 financial information presentation.

Subsequent Events

The Company has evaluated subsequent events through the time of filing this Annual Report on Form 10-K. Except as disclosed in Note 14 and Note 17, no material subsequent events have occurred since December 31, 2009 that should be recorded or disclosed in the consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting and Reporting Pronouncements Adopted

The Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued a statement that establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The statement modified the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. All guidance contained in the ASC carries an equal level of authority. The provisions of this statement allow for rules and interpretive releases of the SEC under authority of federal securities laws to also serve as sources of authoritative GAAP for SEC registrants. The provisions became effective for Discovery on September 30, 2009. The only impact to the Company’s consolidated financial statements was to revise references to accounting pronouncements from those of the precodification standards to the references used in the codified hierarchy of GAAP.

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued a statement which establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and expands the required disclosures about fair value measurement. The provisions of the statement related to financial assets and liabilities as well as non-financial assets and liabilities carried at fair value on a recurring basis were adopted prospectively on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements. Effective January 1, 2009, the Company adopted the provisions of this statement for non-financial assets and liabilities measured at fair value on a non-recurring basis, which are being applied prospectively. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by ASC 820 are included in Note 6.

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

Disclosures about Derivative Investments and Hedging Activities

In March 2008, the FASB issued a statement which requires entities to include information in interim and annual financial statements about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Effective January 1, 2009, the Company adopted the provisions of this statement, found under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which are being applied prospectively. The adoption of the statement did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by the statement are included in Note 11.

Non-controlling Interests

In December 2007, the FASB issued a statement which establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, this statement requires that non-controlling interests be reported within the equity section of the balance sheet and that the amounts of consolidated net income or loss and consolidated comprehensive income or loss attributable to the parent company and the non-controlling interests are clearly presented

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separately in the consolidated financial statements. Also, pursuant to this statement, where appropriate, losses will be allocated to non-controlling interests even when that allocation may result in a deficit balance. Effective January 1, 2009, the Company adopted the provisions of this statement, found under ASC 810, which are being applied prospectively, except for the presentation and disclosure requirements, which are being applied retrospectively to all periods presented. Upon adoption of this statement, non-controlling interests of $25 million as of December 31, 2008 have been reclassified from Other noncurrent liabilities to Equity attributable to non-controlling interests in the equity section of the Consolidated Balance Sheets. Additionally, $128 million previously recorded as Minority interests, net of tax for the year ended December 31, 2008 have been reclassified to Net loss (income) attributable to non-controlling interests and excluded from the caption Net income (loss) in the Consolidated Statements of Operations. The computation of earnings per share for all prior periods is not impacted.

Business Combinations

In December 2007, the FASB issued a statement on business combinations that requires, among other matters, companies expense business acquisition transaction costs; record an asset for in-process research and development; record at fair value amounts for contingencies, including contingent consideration, as of the purchase date with subsequent adjustments recognized in operating results; recognize decreases in valuation allowances on acquired deferred tax assets in operating results; and measure at fair value any non-controlling interest in the acquired entity. Effective January 1, 2009, the Company adopted the provisions of this statement, ASC 805, which will be applied prospectively to new business combinations consummated on or subsequent to the effective date. While this statement applies to new business acquisitions consummated on or subsequent to the effective date, the amendments to the guidance on accounting for income taxes with respect to deferred tax valuation allowances and liabilities for income tax uncertainties, applies to changes in deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business acquisitions. In April 2009, the FASB issued a position which amends and clarifies the accounting, recording and measurement of certain contingent assets acquired and liabilities assumed in a business combination. The provisions of this position, also located within ASC 805, were effective immediately and required to be applied retrospectively to business combinations that occurred on or after January 1, 2009. The initial adoption of the statement and position, effective January 1, 2009, did not impact the Company’s consolidated financial statements. Generally, the impact of ASC 805 will depend on future acquisitions.

Accounting for Collaborative Arrangements

In December 2007, the Emerging Issues Task Force (“EITF”) issued a statement which defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is defined as a contractual arrangement that involves a joint operating activity, such as an agreement to co-produce and distribute programming with another media company. Effective January 1, 2009, the Company adopted the provisions of this statement, found under FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”) which are being applied retrospectively to all periods presented for all collaborative arrangements as of the effective date. The adoption of the statement did not have a material impact on the Company’s consolidated financial statements. The relevant disclosures required by ASC 808 are included in Note 7.

Accounting and Reporting Pronouncements Not Yet Adopted

Revenue Recognition for Multiple-Element Revenue Arrangements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which revises the existing multiple-element revenue arrangements guidance included in FASB ASC Topic 605, Revenue Recognition (“ASC 605”). The revised guidance changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables, and expands the disclosures required for multiple-element revenue arrangements. ASU 2009-13 will be effective for Discovery on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The adoption of ASU 2009-13 will not have a significant impact on the Company’s consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation of Variable Interest Entities

In June 2009, the FASB issued a statement which amends certain requirements for interests in a VIE. Among other matters, the statement requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; amends the consideration of related party relationships in the determination of the primary beneficiary of a VIE; amends certain guidance for determining whether an entity is a VIE, which may change an entity’s assessment of which entities with which it is involved are VIEs; requires continuous assessments of whether an entity is the primary beneficiary of a VIE; and requires enhanced disclosures about an entity’s involvement with a VIE. The provisions of this statement will be effective for Discovery on January 1, 2010, and will be applied retrospectively to all periods presented. The adoption of this statement will result in the Company no longer consolidating the Oprah Winfrey Network (“OWN”) and Animal Planet Japan joint ventures effective January 1, 2010. Through retrospective implementation of the statement, the Company will record, through Other non-operating income (expense), net, the $17 million in OWN losses allocated to Harpo, Inc. as a non-controlling interest during 2009. As the Company will account for OWN as an equity method investment for which Discovery is obligated to fund, Discovery is required to absorb all of the joint venture’s losses up to the Company’s $100 million funding commitment. The Company will deconsolidate $11 million and $30 million of revenues and operating losses, respectively, of the ventures for the year ended December 31, 2009. The Company will deconsolidate $8 million and $4 million of revenues and operating losses, respectively, of the ventures for the year ended December 31, 2008. The impact of deconsolidating the ventures is not material to the Company’s consolidated financial position or net cash flows as of and for the year ended December 31, 2009 and 2008.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which requires new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 will not have a material impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

Highly liquid investments with original maturities of ninety days or less are recorded as cash equivalents. There were no material amounts of bank or book overdrafts or restricted cash as of December 31, 2009 and 2008. Cash and cash equivalents include $40 million and $38 million of cash related to consolidated ventures as of December 31, 2009 and 2008, respectively, that is only available for use by the ventures.

Content Rights

Costs incurred in the direct production, co-production, or licensing of content rights are capitalized and stated at the lower of unamortized cost, fair value, or net realizable value. The Company periodically evaluates the net realizable value of content by considering expected future revenue generation.

The costs of produced and co-produced content airing on the Company’s networks are capitalized and amortized based on the expected realization of revenues, resulting in an accelerated basis over four years for developed networks (Discovery Channel, TLC and Animal Planet in the U.S. Networks segment and Discovery Channel in the International Networks segment), and a straight-line basis over a period up to five years for developing networks (all other networks in the U.S. Networks and International Networks segments). The cost of licensed content is capitalized and amortized over the term of the license period based on the expected realization of revenues, resulting in an accelerated basis for developed networks, and a straight-line basis for all developing networks and educational ventures. The costs of produced educational content for electronic, video and hardcopy supplements are amortized on a straight-line basis over a three to five year period.

All produced and co-produced content is classified as long-term. The portion of the unamortized licensed content balance that will be amortized within one year is classified as a current asset. The Company’s co-production arrangements generally represent the sharing of production cost. The Company records its share of costs and records no amounts for the portion of costs borne by the other party as the Company does not share any associated economics of exploitation.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any impairments. Depreciation is recognized on a straight-line basis over the estimated useful lives, which is 15 to 39 years for buildings and three to five years for fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the terms of the related leases, beginning on the date the asset is put into use. Equipment under capital lease represents the present value of the minimum lease payments at the inception of the lease, net of accumulated depreciation.

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by using two valuation techniques: a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on the Company’s budget and long-term business plan. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in market transactions. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit’s identifiable net assets excluding goodwill are compared to the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis, a market-based valuation analysis, or both.

Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company’s 2009 annual impairment analysis, which was performed during the fourth quarter, resulted in impairment charges of $6 million. Additional information regarding the annual goodwill impairment test is disclosed in Note 9.

Long-lived Assets

Long-lived assets such as amortizing trademarks, customer lists, other intangible assets, and property and equipment do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the likely disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test employed is based on

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its fair value less costs to sell. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized in an amount equal to the difference. During the year ended December 31, 2009, the Company recorded $26 million of long-lived asset impairments. Additional information is included in Note 9.

Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value.

Discontinued Operations

In determining whether a group of assets disposed of should be presented as a discontinued operation, the Company makes a determination as to whether the group of assets being disposed of comprises a component of the entity, which requires cash flows that can be clearly distinguished from the rest of the entity. The Company also determines whether the cash flows associated with the group of assets have been or will be significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. The Company has elected not to segregate the cash flows from discontinued operations in the Consolidated Statements of Cash Flows.

Derivative Financial Instruments

The Company records the fair value of every derivative instrument on the balance sheet as either an asset or a liability. The Company uses financial instruments designated as cash flow hedges. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive loss. Amounts are reclassified from Accumulated other comprehensive loss as interest expense is recorded for debt. The Company uses the cumulative dollar offset method to assess effectiveness. To be highly effective, the ratio calculated by dividing the cumulative change in the value of the actual swap by the cumulative change in the hypothetical swap must be between 80% and 125%. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The changes in fair value of derivatives not designated as cash flow hedges are immediately recognized in earnings. The Company uses derivative instruments principally to manage the risk associated with the changes in interest rates that will affect the cash flows of its debt transactions. See Note 11 for additional information regarding derivative instruments held by the Company and risk management strategies.

Redeemable Interests in Subsidiaries

For those instruments with an estimated redemption value, redeemable interest in subsidiaries is accreted or amortized to an estimated redemption value ratably over the period to the redemption date. Accretion and amortization are recorded to Accumulated deficit. Cash receipts and payments for the sale or purchase of redeemable interests in subsidiaries are included as a component of financing cash flows on the Consolidated Statements of Cash Flows.

Share-Based and Other Long-term Incentive Compensation

The Company has incentive plans under which cash-settled unit awards, stock appreciation rights (“SARs”), stock options, and restricted stock units (“RSUs”) were issued.

The Company measures the cost of employee services received in exchange for cash-settled unit awards and SARs based on the fair value of the award less estimated forfeitures. Because unit awards and SARs are cash-settled, the Company remeasures the fair value of outstanding unit awards and SARs each reporting period until settlement. Compensation expense, including changes in fair value, for unit awards and SARs is recognized during the vesting period in proportion to the requisite service that has been rendered at the reporting date. For grants of unit awards with graded vesting, the Company measures fair value and records compensation expense for the grant as a single award. For grants of SARs with graded vesting, the Company measures fair value and records compensation expense separately for each tranche. Changes in the fair value of outstanding unit awards and SARs that occur subsequent to the vesting period are recorded as adjustments to compensation costs in the period in which the changes occur.

        The Company measures the cost of employee services received in exchange for stock options and RSUs based on the fair value of the award on the date of grant less estimated forfeitures. For awards that vest based on service, compensation expense is recognized ratably during the vesting period. Vesting of certain RSUs is also subject to satisfying operating performance conditions. At the time that the Company determines that it is probable that the performance targets will be achieved, compensation expense is recorded for such awards.

When recording compensation cost for share-based awards, the Company is required to estimate the number of awards granted that are expected to be forfeited. Forfeitures are estimated on the date of grant based on historical forfeiture rates. On an ongoing basis, the Company adjusts compensation expense based on actual forfeitures and revises the forfeiture rate as necessary.

The fair value of unvested cash-settled unit awards, unvested SARs, and all stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. The fair value of unvested cash-settled unit awards, unvested SARs, and all stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award. For cash-settled award units and RSUs, the expected term is the period from the grant date to the vesting date of the award. For SARs, the expected term is estimated to be the contractual term of the award. For stock options, the expected term is estimated to be the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on our common stock and historical realized volatility of our common stock, and considers other factors deemed relevant. The dividend yield is assumed to be 0% because the Company has no present intention to pay dividends.

The fair value of RSUs is determined based on the fair value of the Company’s common stock as of the grant date.

Share-based compensation expense is recorded as a component of Selling, general and administrative expense. The Company classifies as a current liability the intrinsic value of cash-settled award units and SARs that are vested or will become vested within one year.

Excess tax benefits realized from the exercise of stock options are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flows from operations on the Consolidated Statements of Cash Flows.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company derives revenues from: (i) distribution revenue from cable systems, satellite operators and other distributors, (ii) advertising aired on the Company’s networks and websites, and (iii) other, which is largely e-commerce, educational, and post-production sound services sales.

Distribution

Distributors generally pay a per-subscriber fee for the right to distribute the Company’s programming under the terms of long-term distribution contracts (“distribution revenue”). Distribution revenue is reported net of incentive costs or other consideration, if any, offered to system operators in exchange for long-term distribution contracts. The Company recognizes distribution revenue over the term of the contracts based on contracted monthly license fee provisions and reported subscriber levels. Network incentives have historically included upfront cash incentives referred to as “launch support” in connection with the launch of a network by the distributor within certain time frames. Any such amounts are capitalized as assets upon launch of the Company’s programming by the distributor and are amortized on a straight line basis as a reduction of revenue over the terms of the contracts. In instances where the distribution agreement is extended prior to the expiration of the original term, the Company evaluates the economics of the extended term and, if it is determined that the deferred launch asset continues to benefit the Company over the extended term, then the Company will adjust the launch amortization period accordingly. Other incentives are recognized as a reduction of revenue as incurred. Following the renewal of a distribution agreement, the remaining deferred consideration is amortized over the extended period. Amortization of deferred launch incentives for the years ended December 31, 2009 and 2008 was $55 million and $75 million, respectively.

The amount of distribution revenue due to the Company is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. Therefore, reported distribution revenue is based upon the Company’s estimates of the number of subscribers receiving the Company’s programming for periods for which the distributor has not yet reported. The Company’s subscriber estimates are based on the most recent remittance or confirmation of subscribers received from the distributor. Historical differences between actual amounts and estimates have not been material.

Advertising

The Company records advertising revenue net of agency commissions and audience deficiency liabilities in the period advertising spots are broadcast. A substantial portion of the advertising sold in the U.S. includes guaranteed levels of audience that either the program or the advertisement will reach. Deferred revenue is recorded and adjusted as the guaranteed audience levels are achieved. Audience guarantees are initially developed by the Company’s internal research group and actual audience and delivery information is

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided by third party ratings services. In certain instances, the third party ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue is based on the Company’s estimates for any under-delivery of contracted advertising ratings based on the most current data available from the third party ratings service. Differences between the estimated under-delivery and the actual under-delivery have historically been insignificant. Online advertising revenues are recognized as impressions are delivered.

Certain of the Company’s advertising arrangements include deliverables in addition to commercial time, such as the advertiser’s product integration into the programming, customized vignettes, and billboards. These contracts are evaluated as multiple element revenue arrangements under ASC 605.

Other

Educational service sales are recognized ratably over the term of the agreement. Revenue from post-production, advertising representation, and certain distribution related services is recognized when services are provided. Commerce revenue is recognized upon product shipment, net of estimated returns, which are not material to the Company’s consolidated financial statements. Prepayments received for services to be performed at a later date are deferred. Program license sales are recognized when the third party has possession and rights to distribute the programming.

Significant Customers

For the years ended December 31, 2009, 2008, and 2007, no single customer accounted for more than 10% of total consolidated revenues.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs to third parties during the years ended December 31, 2009 and 2008 totaled $104 million and $145 million, respectively. No material advertising costs were recorded by DHC during the year ended December 31, 2007.

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

3. DISCOVERY HOLDING COMPANY INVESTMENT IN DISCOVERY COMMUNICATIONS HOLDING, LLC

Prior to the Newhouse Transaction described in Note 1, DCH was a stand-alone private company. Through May 14, 2007, DCH was owned by DHC (50% ownership interest), Advance/Newhouse (25% ownership interest), and Cox Communications Holdings, Inc. (“Cox”) (25% ownership interest). On May 14, 2007, DCH was reorganized. Immediately following the reorganization, DHC, Advance/Newhouse, and Cox each held the same ownership interests in DCH. On May 14, 2007, subsequent to the reorganization of DCH, Cox exchanged its 25% ownership interest in DCH for all of the capital stock of a DCH subsidiary that held Travel Channel and travelchannel.com (collectively, the “Travel Business”) and approximately $1.3 billion in cash (the “Cox Transaction”). DCH retired the membership interest previously owned by Cox. Accordingly, the ownership interests in DCH held by DHC and Advance/Newhouse were increased to 66 2/3 % and 33 1/3%, respectively. DHC accounted for its interest in DCH using the equity method, including the period May 14, 2007 through September 17, 2008 when it owned 66 2/3 % of DCH, because of certain governance rights held by Advance/Newhouse that restricted DHC’s ability to control DCH.

From January 1, 2007 through May 14, 2007, DHC recorded its 50% share of the earnings of DCH and from May 15, 2007 through September 17, 2008, DHC originally recorded its 66 2/3% share of DCH’s earnings. As previously disclosed in Note, 1, the financial information as of and for the year ended December 31, 2008 has been presented as though the Newhouse Transaction was consummated on January 1, 2008 and include the financial position, results of operations, and cash flows of both DHC and DCH since

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2008. Accordingly, the financial information as of and for the year ended December 31, 2008 have been adjusted to eliminate DHC’s investment in DCH and the portion of DCH’s earnings recorded by DHC during the period January 1, 2008 through September 17, 2008. Additionally, the financial information as of and for the year ended December 31, 2008 have been adjusted to allocate a portion of DCH’s earnings for the period from January 1, 2008 through September 17, 2008 to Advance/Newhouse as a component of Net loss (income) attributable to non-controlling interests. The financial information for the year ended December 31, 2007 includes the continuing results of operations and cash flows of DHC, as the predecessor company to Discovery, and, therefore, continue to present DHC’s interest in DCH under the equity method.

The Cox Transaction resulted in no additional investments in DCH. However, the Cox Transaction resulted in a new basis of accounting that created a combined basis differential of $929 million between the carrying values of DHC’s and Advance/Newhouse’s investments in DCH and their share of the underlying net assets of DCH. The following table presents a summary of the allocation of the basis differential (in millions, except for useful life).

Account	Allocation	Useful Life
		(Years)
Content rights	$32	14
Customer relationships	491	8-29
Trademarks	155	Indefinite
Goodwill	251	Indefinite

Total	$929

In connection with the Newhouse Transaction, Discovery recorded the total basis differential of $929 million to the respective asset accounts in the Consolidated Balance Sheets. The portions of the total basis differential allocated to content rights and customer relationships are amortized using the straight-line method over their estimated useful lives.

Separate consolidated financial statements for DCH for the year ended December 31, 2007 are included in a separate schedule in Part IV of this Annual Report on Form 10-K, in accordance with SEC Regulation S-X Rule 3-09, Separate Financial Statements of Subsidiaries not Consolidated and 50 Percent or Less Owned Persons.

4. INVESTMENTS

Investments in Variable Interest Entities

In the normal course of business, the Company enters into joint ventures or makes investments with business partners that support its underlying business strategy and provide it the ability to enter new markets, to expand the reach of its brands, develop new programming and/or distribute its existing content. In certain instances, an entity in which the Company makes an investment may qualify as a variable interest entity. In determining whether Discovery is the primary beneficiary of those variable interest entities pursuant to ASC 810, the Company considers quantitative and qualitative factors. Information about significant VIEs is set forth below.

Consolidated Variable Interest Entities

For consolidated ventures, $1 million of net losses and $11 million of net income generated by the ventures was allocated to other venture partners during the years ended December 31, 2009 and 2008, respectively. Amounts allocated to other venture partners are recorded in Net loss (income) attributable to non-controlling interests in the Consolidated Statements of Operations.

Oprah Winfrey Network

Discovery formed a 50-50 joint venture with Oprah Winfrey and Harpo, Inc. (“Harpo”) to rebrand Discovery Health Channel as OWN, which was consummated on July 23, 2008. Pursuant to the arrangement, Discovery will contribute its interest in the Discovery

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Health Channel and certain DiscoveryHealth.com content and Harpo will contribute the Oprah.com website (which will serve as the platform for the venture website) and certain Oprah.com content. Discovery and Harpo are required to make these contributions on the launch date unless it is mutually agreed that certain contributions will be made prior to the launch date for the benefit of the venture. The equity interests of OWN owned by Harpo are reported as non-controlling interests.

Pursuant to the venture agreement, Discovery is committed to loan up to $100 million to the venture through September 30, 2011 to fund operations, of which $35 million has been funded through December 31, 2009. To the extent funding the joint venture in excess of $100 million is necessary, the Company may provide additional funds through a member loan or require the venture to seek third party financing. Discovery expects to recoup the entire amount contributed in future periods provided that the joint venture is profitable and has sufficient funds to repay the Company. The parties are currently discussing a number of matters regarding the OWN Network, including digital strategy, the programming and development pipeline, and increases in our funding commitment, which is currently $100 million.

Pursuant to the venture agreement, Harpo has the right to require the Company to purchase its interest in the OWN venture if certain conditions are not met. Additional information regarding Harpo’s put right is disclosed in Note 12.

Based upon the level of equity investment at risk, the Company has determined that OWN is a variable interest entity. The Company quantitatively calculated the expected losses to be absorbed by each variable interest holder and determined that the variable interest it held, which included the initial funding requirement, would result in the Company absorbing the majority of the expected losses of OWN. Based on the quantitative analysis and after considering qualitative factors such as the nature and purpose of the joint venture, the Company determined that it was the primary beneficiary and consolidates OWN.

In connection with the adoption of the new accounting rules for VIEs, effective January 1, 2010 the Company will deconsolidate OWN. Refer to Note 2 for additional information regarding the adoption of the new accounting rules for VIEs.

Ventures with the British Broadcasting Corporation

The Company and the British Broadcasting Corporation (“BBC”) formed several cable and satellite television network ventures to produce and acquire factual-based content. Additionally, Discovery and the BBC formed a venture to provide debt funding to the other operating ventures. In addition to its own funding requirements, Discovery has assumed the BBC’s funding requirements, giving the Company preferential cash distribution for these joint ventures.

Typically, the Company’s ownership interest in the ventures is 50%, with lower ownership interests in certain ventures. The equity interests of the ventures owned by the BBC are reported as non-controlling interests. No cumulative operating losses generated by the ventures were allocated to the BBC’s non-controlling interests. In accordance with the venture arrangement, no losses can be allocated to the BBC in excess of distributable cash to the BBC for each joint venture.

Pursuant to the venture agreements, the BBC has the right to require the Company to purchase the BBC’s interests in the People+Arts Latin America venture and the Animal Planet ventures (the “Channel Groups”) if certain conditions are not met. The Company and the BBC are currently discussing potential revisions to all of their contractual relationships, including the ownership interests in the Channel Groups. While there can be no assurance that these or other negotiations would result in an definitive agreement, the Company expects that the cost of a negotiated acquisition of the BBC’s interests in the Channel Groups could substantially exceed the value of the put right described above. Additional information regarding the BBC’s put right is disclosed in Note 12.

Based upon the level of equity investment at risk, the Company has determined that each of the ventures with the BBC is a variable interest entity. With respect to each venture, the Company has determined whether it will absorb the majority of the expected losses and received a majority of the expected returns. In each case, the Company is the primary beneficiary because of the limits on losses that can be allocated to the BBC.

In connection with the adoption of the new accounting rules for VIEs, effective January 1, 2010 the Company will deconsolidate Animal Planet Japan, an operating joint venture with the BBC. Refer to Note 2 for additional information regarding the new accounting rules for VIEs.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unconsolidated Variable Interest Entities

The Company has a number of unconsolidated investments in which it holds a non-controlling ownership interest. These arrangements are typically entered into with strategic partners and contain the following governance provisions: (i) the funding of the venture is provided by the equity holders pro rata based on their ownership interest; (ii) the investments are initially funded to meet short-term working capital requirements with funding commitments provided by the partners to fund future operating needs; (iii) commercial arrangements between the Company, the venture and other related parties are negotiated between the parties and are believed to be at market rates; and (iv) voting rights are consistent with the equity holders’ rights and obligations to share in the profits and losses of the variable interest entity. In connection with these investment arrangements the Company does not hold a majority of the equity interest, it does not absorb a majority of the expected losses or residual returns, and therefore does not qualify as the primary beneficiary. Accordingly, these investments are accounted for under the equity method of accounting and are included in Other noncurrent assets in the Consolidated Balance Sheets. In these arrangements, the Company’s risk of loss is typically limited to its carrying value, which was $395 million as of December 31, 2009, primarily related to the investment in the U.S. Discovery Kids Network (“Discovery Kids”), which was $35 million as of December 31, 2008, and future funding commitments.

Hasbro-Discovery Joint Venture

On May 22, 2009, Discovery and Hasbro, Inc. (“Hasbro”) formed a 50-50 joint venture that will operate a television network and website dedicated to children’s and family entertainment and educational programming. Hasbro acquired a 50% ownership interest in the joint venture, which will hold the assets related to Discovery Kids in the U.S., for which Discovery received consideration of $300 million and a tax receivables agreement collectible over 20 years valued at $57 million. Upon purchase of its ownership interest, Hasbro received a step-up in tax basis for its portion of the joint venture assets. To the extent Hasbro has the ability to amortize this tax basis, it is contractually obligated to share the tax benefit as part of the purchase consideration. As part of the transaction, Discovery provided Hasbro a guarantee of performance valued at less than $1 million. The maximum exposure to loss under this guarantee of performance is below $255 million. The Company believes the likelihood is remote that this performance guarantee could have a material adverse impact on the Company.

Hasbro and Discovery have equal representation on the joint venture’s board of directors that oversees a management team responsible for programming, scheduling and operations. Programming for the joint venture will include animation, game shows, and live-action series and specials. The television network and online presence also will include content from Discovery Kids’ existing library. Discovery provides certain advertising sales services, distribution, origination and other operational requirements for the joint venture, while Hasbro provides studio-produced programming and merchandising for intellectual property associated with the network. Hasbro is providing the joint venture a $125 million licensing revenue guarantee over a period of ten years, which is expected to be earned over the licensing term.

Based upon the level of equity investment at risk, the Company has determined that Discovery Kids is a variable interest entity. The Company quantitatively calculated the expected losses to be absorbed by each variable interest holder and determined that the variable interest held by Hasbro, which included the licensing revenue guarantee, would result in Hasbro absorbing the majority of the expected losses of Discovery Kids. Based on the quantitative analysis and after considering qualitative factors such as the nature and purpose of the joint venture, the Company determined that it was not the primary beneficiary and, accordingly, accounts for its interest in Discovery Kids under the equity method of accounting.

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009 the carrying value of the Company’s investment in Discovery Kids was $361 million.

Equity Method and Fair Value Investments

The following table presents a summary of the Company’s investments (in millions).

	As of December 31,
	2009	2008
Investment in Discovery Kids	$361	$—
Other equity-method investments	34	35
Trading securities	37	36
Available-for-sale securities	—	15

	$432	$86

Other Equity-Method Investments

As of December 31, 2009, other equity method investments primarily included Discovery Japan, Inc. (50% owned), a cable and satellite television network joint venture, Discovery Channel Canada (20% owned), a cable and satellite television network joint venture, and HSW International, Inc. (“HSWI”) (43% owned), an online source with a perpetual royalty free license to exploit HowStuffWorks.com, Inc. (“HSW”) online content in certain foreign markets.

During the year ended December 31, 2008, the Company recognized pretax impairment charges of $57 million related to the investment in HSWI, which is recorded as a component of Other non-operating income (expense), net in the Consolidated Statements of Operations. The impairment charge for HSWI reflects an other-than-temporary decline in the fair value of HSWI’s common stock following lower than expected operating performance. As of December 31, 2008, the stock price for HSWI was below its liquidation value, and the Company utilized the HSWI liquidation value per share to determine the equity investment asset value.

The carrying value of the Company’s equity-method investments approximates its portion of the underlying net assets of the investees.

Based on the quoted market prices as of December 31, 2009 and 2008, the fair value of the Company’s investments in publicly traded companies accounted for using the equity method approximates the Company’s carrying value.

Trading Securities

Trading securities primarily include investments in mutual funds owned as part of the Company’s supplemental retirement plan. Refer to Note 15 for additional information regarding the Company’s supplemental retirement plan.

Available-for-Sale Securities

Available-for-sale securities primarily include investments in common stock of publicly traded companies. During the year ended December 31, 2009, the Company sold available-for-sale securities for $22 million, which resulted in a pretax gain of $13 million. Approximately $6 million of unrealized pretax gains were reclassified from Accumulated other comprehensive (loss) income.

During the years ended December 31, 2008 and 2007, AMC, which is reflected as discontinued operations, sold securities for $24 million and $28 million in cash, respectively. There were no gains or losses associated with these sales.

5. DISCONTINUED OPERATIONS

In September 2008, as part of the Newhouse Transaction, DHC completed the spin-off to its shareholders of AMC, a subsidiary holding the cash and businesses of DHC, except for certain businesses that provide sound, music, mixing, sound effects and other related services. The AMC spin-off did not involve the payment of any consideration by the holders of DHC common stock and was

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As there is no continuing involvement in the operations of AMC, AMSTS, or AccentHealth, their results of operations and the gains from the business and asset dispositions are presented as Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Operations for the year ended December 31, 2008. Cash flows from these entities have not been segregated as discontinued operations in the Consolidated Statements of Cash Flows.

The following table presents summary financial information for discontinued operations for the two years ended December 31, 2008 and 2007 (in millions).

	Years Ended December 31,
	2008	2007
Revenues	$484	$631
Loss from the operations of discontinued operations before income taxes	(6)	(151)
Gains on dispositions(a)	67	—
Income (loss) from discontinued operations(b)	61	(151)
Provision for income taxes	(18)	(3)
Income (loss) from discontinued operations, net of tax	43	(154)

(a)	Gains on dispositions include $3 million from the sale of AMSTS and $64 million from the sale of Accent Health, which were part of the AMC business.

(b)	AMC’s operating results for the year ended December 31, 2008 include $9 million in gains from asset disposals. Operating results for AMC for the year ended December 31, 2007 include goodwill impairment charges of $165 million.

No interest expense was allocated to discontinued operations for the periods presented herein since there was no debt specifically attributable to discontinued operations or that was required to be repaid following the spin-off.

6. FAIR VALUE MEASUREMENTS

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements as of December 31, 2009 Using:
	Total Fair Value as of December 31, 2009	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$37	$37	$—	$—
Derivatives (Note 11)	7	—	7	—
Liabilities:
Derivatives (Note 11)	(40)	—	(40)	—
Deferred compensation plan	(37)	(37)	—	—
HSWI liability	(5)	—	(5)	—
Redeemable non-controlling interests in subsidiaries (Note 12)	(49)	—	—	(49)

	$(87)	$—	$(38)	$(49)

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

		Fair Value Measurements as of December 31, 2008 Using:
	Total Fair Value as of December 31, 2008	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$36	$36	$—	$—
Available-for-sale securities	15	15	—	—
Liabilities:
Derivatives	(112)	—	(112)	—
Deferred compensation plan	(36)	—	(36)	—
HSWI liability	(7)	—	(7)	—
Redeemable non-controlling interests in subsidiaries	(49)	—	—	(49)

	$(153)	$51	$(155)	$(49)

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit in active markets multiplied by the number of units held without consideration of transaction costs.

The fair value of derivative instruments, which consist of interest rate and foreign currency hedges, is determined using the published market price of similar instruments with similar maturities and characteristics, interest rate yield curves, and measures of interest rate volatility, adjusted for any terms specific to the asset or liability and nonperformance risk. Additional information regarding derivative instruments is available in Note 11.

The fair value of the deferred compensation plan liability is determined based on the fair value of the related investments elected by employees.

The Company currently owns approximately 23 million shares (or 43%) of HSWI. The investment is accounted for using the equity method. The Company has agreed to either: (i) distribute approximately 18 million of the HSWI shares to the former shareholders of HSW, or (ii) sell approximately 18 million HSW shares and distribute substantially all proceeds in excess of $0.37 per share to the former shareholders of HSW. The fair value of the liability is determined using a Black-Scholes option-pricing model.

The fair value of the redeemable non-controlling interests in subsidiaries is an estimated negotiated value considering the exercise of the BBC put right and an estimate of the proceeds from a hypothetical sale of interests in certain ventures and a distribution of the proceeds to the venture partners based on various rights and preferences. Additional information regarding the redeemable non-controlling interests in subsidiaries is disclosed in Note 12.

The following table reconciles the beginning and ending balances of Level 3 measurements and identifies the net income the Company recorded (in millions).

	Year Ended December 31, 2009	Year Ended December 31, 2008
	Redeemable Non-controlling Interests in Subsidiaries	HSWI Liability	Redeemable Non-controlling Interests in Subsidiaries
Beginning balance	$(49)	$(54)	$(49)
Total gains (losses):
Included in net income	—	47	—
Included in other comprehensive income	—	—	—
Purchases, sales, issuances, settlements, net	—	—	—
Transfers (in) and/or out of Level 3	—	7	—

Ending balance	$(49)	$—	$(49)

Gains recognized for liabilities valued using significant unobservable inputs were reported as a component of Other non-operating income (expense), net in the Consolidated Statements of Operations.

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2009, certain assets with carrying values of $53 million were written down to fair value of $21 million resulting in pretax charges totaling $32 million. The assets consisted of certain intangible assets, goodwill, and capitalized software costs. Fair value measurements were required due to a decline in expected future operating results and as part of our annual goodwill impairment testing.

The fair values of these assets were determined by the application of a DCF model and market based approach, which used Level 3 inputs. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature. The market approach relied on public information related to certain financial measures. Additional information regarding the fair value measurements is disclosed in Note 9.

During the year ended December 31, 2008, the Company’s investment in HSWI with a carrying value of $67 million was written down to a fair value of $10 million resulting in a pretax charge of $57 million. The impairment charge for HSWI reflects an other-than-temporary decline in the fair value of HSWI’s common stock following lower than expected operating performance. As of December 31, 2008, the stock price for HSWI was below its liquidation value, and the Company utilized the HSWI liquidation value per share to determine the equity investment asset value.

7. CONTENT RIGHTS

The following table presents a summary of the components of content rights (in millions).

	As of December 31,
	2009	2008

Produced content rights:
Completed	$1,712	$1,420
In-production	212	270
Co-produced content rights:
Completed	448	462
In-production	85	63
Licensed content rights:
Acquired	266	218
Prepaid	13	17

Content rights, at cost	2,736	2,450
Accumulated amortization	(1,443)	(1,214)

Content rights, net	1,293	1,236
Less: current portion	76	73

Noncurrent portion	$1,217	$1,163

For the years ended December 31, 2009 and 2008, the Company recorded amortization expense related to content rights of $711 million and $658 million, respectively. Amortization expense was recorded as a component of Costs of revenues in the Consolidated Statements of Operations. Amortization expense for the years ended December 31, 2009 and 2008 included charges of $75 million and $39 million, respectively, related to the decision not to proceed with certain completed and in-process content at the Company’s U.S. Networks and International Networks segments. The charges were the result of management evaluating the Company’s programming portfolio assets and concluding that certain programming was no longer aligned with the Company’s strategy and would no longer be aired.

The Company estimates that approximately 96% of unamortized costs of content rights at December 31, 2009 will be amortized within the next three years. The Company expects to amortize $512 million of unamortized content rights, excluding in-process, not released, and prepaid productions, during the next twelve months.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company capitalizes the net cost of co-productions and amortizes them in accordance with its content amortization policy. The Company’s policy is to record cash receipts for distribution, advertising and royalty revenue that result from the use of co-produced content as gross revenue in accordance with ASC 605 as it relates to reporting revenue gross as a principal versus net as an agent. The Company generally does not allocate revenue to specific content rights, and there were no royalty revenues or expenses associated with co-production partners during the years ended December 31, 2009 and 2008. For the years ended December 31, 2009 and 2008, participation costs of $123 million and $88 million, respectively were capitalized as part of co-production content, which included payments of $30 million and $12 million to a co-production partner that is consolidated.

8. PROPERTY AND EQUIPMENT

The following table presents a summary of the components of property and equipment of the Company’s continuing operations as of December 31, 2009 and 2008 and (in millions).

	As of December 31,
	2009	2008

Land	$29	$29
Buildings	162	169
Equipment	541	466
Capitalized software	164	151
Leasehold improvements	90	82

Total property and equipment, at cost	986	897
Accumulated depreciation	(575)	(502)

Total property and equipment, net	$411	$395

Depreciation expense related to property and equipment, including amortization of assets acquired under capital lease, of continuing operations was $105 million, $109 million, and $2 million during the years ended December 31, 2009, 2008, and 2007, respectively. Amortization expense related to property and equipment acquired under capital lease of continuing operations was $17 million and $12 million during the years ended December 31, 2009 and 2008, respectively. There was no amortization expense related to property and equipment acquired under a capital lease of continuing operations during the year ended December 31, 2007. Accumulated amortization for property and equipment acquired under a capital lease of continuing operations was $27 million and $30 million as of December 31, 2009 and 2008, respectively.

Depreciation expense related to property and equipment, including amortization of assets acquired under capital lease, of discontinued operations was $46 million and $64 million during the years ended December 31, 2008 and 2007, respectively.

The net book value of capitalized software costs totaled $43 million and $46 million as of December 31, 2009 and 2008, respectively. Software costs of $20 million and $12 million were capitalized during the years ended December 31, 2009 and 2008, respectively. Amortization of capitalized software costs totaled $24 million and $21 million during the years ended December 31, 2009 and 2008, respectively. There were no material amounts of software costs capitalized during the year ended December 31, 2007.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents a summary of the Company’s goodwill by reportable segment for the years ended December 31, 2009 and 2008 (in millions).

	U. S. Networks	International Networks	Commerce, Education, and Other	DHC Discovery Investment	Total
Balance as of December 31, 2007	$—	$—	$11	$1,771	$1,782
Newhouse Transaction	5,382	1,221	38	(1,771)	4,870
Excess investor basis goodwill (Note 3)	187	64	—	—	251
Purchase accounting adjustment	(13)	—	—	—	(13)
Foreign currency translation and other adjustments	13	(12)	—	—	1

Balance as of December 31, 2008	$5,569	$1,273	$49	$—	$6,891
Disposition of Discovery Kids	(437)	—	—	—	(437)
Purchase accounting adjustment	(17)	—	—	—	(17)
Impairment	—	(6)	—	—	(6)
Foreign currency translation and other adjustments	—	4	(2)	—	2

Balance as of December 31, 2009	$5,115	$1,271	$47	$—	$6,433

Goodwill decreased $458 million during the year ended December 31, 2009. The decrease was primarily attributable to the U.S. Discovery Kids network disposition, an adjustment to the purchase price for the acquisition of HSW, and an impairment in the International Networks segment.

As disclosed in Note 4, in May 2009, Discovery and Hasbro formed a joint venture that will operate a television network and website to deliver children’s and family entertainment and educational programming. In connection with the formation of the joint venture, the Company transferred Discovery Kids to the venture, which was previously a component of the Other U.S. Networks reporting unit. For its contribution, the Company received a 50% ownership interest in the joint venture and Hasbro acquired the remaining 50% ownership interest for $357 million. It was determined that Discovery Kids met the definition of a business under ASC 805 and, therefore, the Company allocated $437 million of the Other U.S. Networks reporting unit goodwill to Discovery Kids pursuant to ASC 350. The allocation of goodwill was based on the relative fair values of Discovery Kids and the portion of the Other U.S. Networks reporting unit that was retained.

During the year ended December 31, 2009, the Company reversed a deferred tax liability for losses incurred for other-than-temporary declines during 2008 in the value of the equity investment in HSWI, which resulted in an $17 million reduction of goodwill.

Intangible Assets

The following table presents a list of the gross carrying value of the Company’s intangible assets and related accumulated amortization by major category (in millions, except years).

	Weighted Average Amortization Period (Years)	As of December 31, 2009			As of December 31, 2008
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Trademarks	7	$32	$(16)	$16	$55	$(23)	$32
Customer lists	25	526	(68)	458	611	(107)	504
Other	5	2	(1)	1	36	(24)	12

Total		560	(85)	475	702	(154)	548
Intangible assets not subject to amortization:
Trademarks		168	—	168	168	—	168

Total		$728	$(85)	$643	$870	$(154)	$716

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets, net decreased $73 million during the year ended December 31, 2009 due primarily to amortization expense and noncash impairment charges. Excluding impairment charges, amortization expense related to intangible assets was $50 million and $77 million during the years ended December 31, 2009 and 2008, respectively. There was no amortization expense related to intangible assets of continuing operations in 2007. Amortization expense related to intangible assets of discontinued operations was $1 million for the year end December 31, 2007.

The following table presents the Company’s estimate of its aggregate annual amortization expense for intangible assets subject to amortization for each of the next five years and thereafter based on the amount of intangible assets as of December 31, 2009 (in millions).

	2010	2011	2012	2013	2014	Thereafter
Amortization expense	$40	$31	$28	$26	$26	$324

The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions, or impairments.

Impairments

As disclosed in Note 4, Discovery sold a 50% interest in the U.S. Discovery Kids network, which required the Company to test long-lived assets, including definite lived intangible assets, for impairment for the remaining portion of the Other U.S. Networks reporting unit as of June 30, 2009.

The Company used the purchase consideration provided by Hasbro to determine the fair value of Discovery Kids. In determining the fair value of the portion of the reporting unit remaining, the Company used a DCF model and market based approach. The significant assumptions used in the DCF models to determine the fair value of the remaining components of the Other U.S. Networks reporting unit were generally consistent with those used during 2008, except that the expected cash flows of certain components declined causing long-term growth rates to increase slightly. The market approach relied on public information and involved the exercise of judgment in identifying the relevant comparable company market multiples. The Company multiplied certain financial measures of the Other U.S. Networks reporting unit by the market multiples identified in determining the estimated fair value. Based on a decline in expected future operating performance and market multiples for certain asset groups of the Other U.S. Networks reporting unit, the carrying values of certain definite lived intangible assets and capitalized software exceeded their fair values. Accordingly, the Company recorded impairment charges of $17 million and $3 million related to certain definite lived intangible assets and capitalized software, respectively, of the Other U.S. Networks reporting unit as a component of Restructuring and impairment charges in the Consolidated Statements of Operations. Despite the decline in fair value of the definite lived intangible assets and capitalized software for certain asset groups, the overall fair value of the Other U.S. Networks reporting unit exceeded its carrying amount and, therefore, goodwill of the reporting unit was not impaired.

During the year ended December 31, 2009, it was determined that the expected future operating performance for one of the asset groups in the Europe (excluding the United Kingdom), Middle East and Africa (“EMEA”) reporting unit was lower than expected. As a result, the Company tested long lived assets, including definite lived intangible assets, for impairment. The Company used a DCF model to estimate fair value. The DCF model utilized projected financial results, which were generally below those used during 2008. Based on the decline in expected future operating performance, it was determined that the carrying value of certain definite lived intangible assets exceeded their fair values. Accordingly, the Company recorded an impairment charge of $6 million at the EMEA reporting unit as a component of Restructuring and impairment charges in the Consolidated Statement of Operations. Despite the decline in fair value of the definite lived intangible assets, the overall fair value of the EMEA reporting unit exceeded its carrying amount and, therefore, goodwill of the reporting unit was not impaired.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performed its annual goodwill impairment testing in accordance with ASC 350 on November 30, 2009. The Company determined that goodwill for the Antenna Audio reporting unit, a component of the International Networks reportable segment, was impaired. As a result, the Company recorded an impairment charge of $6 million as a component of Restructuring and impairment charges in the Consolidated Statements of Operations. The fair value of the reporting unit was determined using a DCF model. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature.

10. DEBT

The following table presents the components of the Company’s outstanding debt by instrument type (in millions).

	December 31, 2009	December 31, 2008
$1.6 billion Revolving Credit Facility, due October 2010	$—	$315
$1.0 billion Term Loan A, due quarterly December 2008 to October 2010	—	938
$1.5 billion Term Loan B, due quarterly September 2007 to May 2014	1,463	1,478
$500 million Term Loan C, due quarterly June 2009 to May 2014	496	—
7.45% Senior Notes, semi-annual interest, due September 2009	—	55
8.37% Senior Notes, semi-annual interest, due March 2011	220	220
8.13% Senior Notes, semi-annual interest, due September 2012	235	235
Floating Rate Senior Notes, semi-annual interest, due December 2012 (1.23% at December 31, 2009 and 3.3% at December 31, 2008)	90	90
6.01% Senior Notes, semi-annual interest, due December 2015	390	390
5.625% Senior Notes, semi-annual interest, due August 2019	500	—
Other notes payable	—	1
Capital lease obligations	114	67

Total long-term debt	3,508	3,789
Unamortized discount	(13)	—

Long-term debt, net	3,495	3,789
Less: Current portion of long-term debt	38	458

Noncurrent portion of long-term debt	$3,457	$3,331

Term Loans

On May 14, 2009, DCH, a wholly-owned subsidiary of the Company, entered into Amendment No. 1 (the “Amendment”) to its Credit, Pledge and Security Agreement dated as of May 14, 2007 with Bank of America, N.A. (as administrative agent and a lender) and the other lenders named therein (“Term Loan B”). The Amendment revises Term Loan B to permit any indebtedness otherwise permitted to be incurred by any restricted subsidiary, as defined in Term Loan B, or DCH to contain restrictions similar to provisions in DCH’s and its subsidiaries’ existing credit facility and privately placed notes, subject to certain conditions. These provisions include restrictions on limitations on guarantees, liens and restricted payments. Term Loan B was further amended in order to eliminate DCH’s obligation to give existing lenders ten business days to commit to any additional term facility.

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Term Loan C indebtedness is repayable in equal quarterly installments of $1.25 million beginning June 30, 2009 through March 31, 2014, with the balance due on the maturity date. Term Loan C bears interest at a rate of LIBOR plus an applicable margin of 3.25%, with a LIBOR floor of 2.00%, which was 5.25% at December 31, 2009. From May 14, 2009 through December 31, 2009, the weighted average effective interest rate for Term Loan C was 6.03%.

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

Senior Notes

On August 19, 2009, Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, issued $500 million aggregate principal amount of 5.625% Senior Notes maturing on August 15, 2019 (the “August 2019 Notes”). The August 2019 Notes were issued in an underwritten public offering at a price of 99.428% of the principal amount. DCL received net proceeds of $492 million from the offering after deducting the issuance discount of $3 million and issuance expenses of $5 million recorded as deferred financing costs. DCL used the net proceeds of the offering to repay $428 million of indebtedness outstanding under its Term Loan A, prior to final maturity on October 31, 2010. The remaining proceeds are used for general corporate purposes.

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

Other Debt

The Company has private placement fixed rate and floating rate unsecured senior notes. The notes pay interest semi-annually and are due at various dates between 2011 and 2015. The interest rates on the fixed rate private placement senior notes range from 6.01% to 8.37%. The interest rate on the floating rate private placement senior note was 1.23% at December 31, 2009.

The Company also has access to a $1.6 billion revolving line of credit, which is undrawn as of December 31, 2009. The revolving line of credit expires in October 2010. If the Company were to draw on the line of credit, the debt would be due in October 2010 and interest would be payable at least quarterly based on either (i) LIBOR plus a margin which would range from 0.40% to 0.95% based on the Company’s leverage ratio or (ii) the prime lending rate.

The Company has various lease obligations that are accounted for as capital leases. The obligations primarily consist of leases for transponders and office equipment. During the year ended December 31, 2009, the Company entered into $61 million of new capital lease obligations, primarily for transponders. The terms of the capital leases expire between 2015 and 2021.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Payments

The following table presents a summary of scheduled and estimated debt payments, excluding capital lease obligations and other notes payable for the succeeding five years based on the amount of debt outstanding as of December 31, 2009 (in millions).

	2010	2011	2012	2013	2014	Thereafter
Long-term debt payments	$20	$240	$345	$20	$1,879	$890

Future minimum payments under capital leases are as follows: $27 million in 2010, $27 million in 2011, $22 million in 2012, $15 million in 2013, $12 million in 2014 and $50 million thereafter. Total interest to be paid in relation to these future minimum payments is approximately $39 million.

Covenants

The term loans, revolving loan, and senior notes contain covenants that require the Company to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, borrowing level, mergers, and purchases of capital stock, assets, and investments. The Company was compliant with all debt covenants as of December 31, 2009 and 2008.

Fair Value of Debt

The fair value of the Company’s borrowings was $3.6 billion and $3.4 billion at December 31, 2009 and 2008, respectively, which was estimated based on current market rates and credit pricing for similar debt types and maturities.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments principally to modify its exposure to market risks from changes in interest rates. The Company does not hold or enter into financial instruments for speculative trading purposes.

The Company’s interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate swaps, are used to modify this exposure. The majority of the Company’s debt is variable rate and the Company uses derivatives to effectively fix the amount of interest paid. The variable to fixed interest rate instruments are based on the three-month LIBOR rate and have a total notional amount of $1.8 billion and effectively result in a weighted average fixed interest rate of 4.27% at December 31, 2009. The fixed to variable interest rate agreements have a total notional amount of $50 million and a weighted average variable interest rate of 4.67% at December 31, 2009. In addition, the Company has forward starting variable to fixed interest rate instruments with a total notional amount of $300 million and a weighted average fixed interest rate of 2.90% at December 31, 2009, which will start in June 2010.

During the year ended December 31, 2009, the Company has entered into forward starting interest rate swaps with a total notional amount of $300 million, starting June 30, 2010 and maturing on March 31, 2014. The swaps have a weighted average fixed pay rate of 2.90%, and the Company is required to make payments at the three-month LIBOR rate. During the year ended December 31, 2009, the Company has terminated and allowed to mature interest rate swaps with a total notional amount of $1.0 billion and a net fair value in a loss position of $3 million.

Of the Company’s total notional amount of $2.2 billion in interest rate derivatives, a notional amount of $1.8 billion of these derivative instruments are highly effective cash flow hedges as of December 31, 2009. The change in the fair value of derivatives designated as hedging instruments is reported as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Should any portion of these instruments become ineffective due to a restructuring in the Company’s debt, the cumulative fair value, which is in a net loss position of $17 million as of December 31, 2009, would be reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Other non-operating income (expense), net on the Consolidated Statements of Operations. In addition, subsequent monthly changes in fair value would be reported as a component of Other non-operating income (expense), net on the Consolidated Statements of Operations. The Company does not expect material hedge ineffectiveness in the next twelve months. The remaining $425 million in interest rate derivatives have not been designated for hedge accounting under ASC 815. The change in the

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of derivatives not designated as hedging instruments is reported as a component of Other non-operating income (expense), net on the Consolidated Statements of Operations. The Company presents all derivative fair values on a gross basis on the Consolidated Balance Sheets.

The foreign exchange instruments used to hedge foreign currency fluctuations for the Company’s non-U.S. operations are spot, forward, and option contracts. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At December 31, 2009, the notional amount of foreign exchange derivative contracts was $1 million. These derivative instruments have not been designated for hedge accounting under ASC 815.

The following tables present the notional amount and fair value of the Company’s derivatives as of December 31, 2009 (in millions).

		Asset Derivatives
	Balance Sheet Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	$760	$4

Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	50	3

Total asset derivatives		$810	$7

		Liability Derivatives
	Balance Sheet Location	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current liabilities	$900	$21
Interest rate contracts	Other noncurrent liabilities	100	—

Total		1,000	21

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	1	—
Interest rate contracts	Other noncurrent liabilities	375	19

Total		376	19

Total liability derivatives		$1,376	$40

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the Company’s derivatives in cash flow hedging relationships, all of which are interest rate contracts, for the year ended December 31, 2009 (in millions).

Amount recognized in Other comprehensive income (loss), gross of tax	$(3)
Amount reclassified from Accumulated other comprehensive loss into Interest expense, net	$(57)
Amount excluded from effectiveness testing and recorded as Other non-operating income (expense), net	$(1)

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are recognized as a component of Other non-operating income (expense), net. The Company recorded net gains of $21 million from interest rate contracts not designated as hedging instruments for the year ended December 31, 2009.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk Related Contingencies

Certain of the Company’s derivative instruments contain credit-risk related contingent features, such as requirements that the Company comply with its credit agreements and cross-default provisions under which the Company will be in default upon the occurrence of certain cross-default events, such as failure to make payments when due in respect to any indebtedness exceeding certain threshold amounts. If the Company were to trigger any of these provisions, the derivative contracts would be in default and the counterparties could request immediate settlement on all of their outstanding derivative contracts with the Company. As of December 31, 2009, the aggregate fair value of all derivative instruments with credit-risk related contingent features that are in a liability position was $40 million.

12. REDEEMABLE NON-CONTROLLING INTERESTS IN SUBSIDIARIES

People+Arts Latin America and Animal Planet Channel Group

As disclosed in Note 4, Discovery and the BBC have formed several cable and satellite television network joint ventures to develop and distribute programming content. Under certain terms outlined in the contract, the BBC has the right every three years, commencing December 31, 2002, to put to the Company its interests in the Channel Groups, in each case for a value determined by a specified formula. In January 2009, the BBC requested that a determination be made whether such conditions have occurred with respect to both Channel Groups as of December 31, 2008. The contractual redemption value is based upon the exercise of the BBC put right and an estimate of the proceeds from a hypothetical sale of the Channel Groups and a distribution of the proceeds to the venture partners based on various rights and preferences. As the Company has funded all operations from inception of the ventures through December 31, 2009, the Company believes that it has accumulated rights and preferences in excess of the fair market value of the Channel Groups. However, due to the complexities of the redemption formula, the Company has accrued the non-controlling redeemable interests to an estimated negotiated value of $49 million as of both December 31, 2009 and 2008. Changes in the assumptions used to estimate the redemption value could materially impact current estimates. The Company recorded no accretion to the redemption value during the years ended December 31, 2009 and 2008.

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

OWN Network

As disclosed in Note 4, Discovery and Harpo formed a venture to rebrand Discovery Health Channel as OWN: The Oprah Winfrey Network. Pursuant to the venture agreement, Discovery provided a put right to Harpo which is exercisable on four separate put exercise dates within 12.5 years of the venture’s formation date. The put arrangement provides Harpo with the right to require Discovery to purchase its 50% ownership interest at fair market value up to a maximum put amount. The maximum put amount ranges between $100 million on the first put exercise date up to $400 million on the fourth put exercise date. As of December 31, 2009, no amounts have been recorded for this put right as the Company has not yet contributed its interest in Discovery Health Channel and Harpo has not yet contributed the Oprah.com website to the OWN Network venture.

13. EQUITY

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

All three series of Discovery common stock (Series A, B and C) have the same rights and preferences, except: (i) the Series B common stock is convertible into the Series A common stock on a one-for-one basis, and (ii) the Series B common stock has 10 votes per share, the Series A common stock has one vote per share, and (iii) the Series C common stock does not have any voting rights except as required by Delaware law.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the event of Discovery’s liquidation, dissolution, or winding up, after payment or provision for payment of Discovery’s debts and liabilities and subject to the prior payment in full of any preferential amounts to which Discovery’s preferred stock holders may be entitled including the liquidation preference granted to holders of Series A convertible preferred stock and Series C convertible preferred stock, the holders of Series A common stock, Series B common stock, Series C common stock, Series A convertible preferred stock and Series C convertible preferred stock will share equally, on a share for share basis (and in the case of holders of Series A convertible preferred stock and Series C convertible preferred stock, on an as converted into common stock basis), in Discovery’s assets remaining for distribution to the holders of Discovery’s common stock.

Preferred Stock

In connection with the Newhouse Transaction, Advance/Newhouse received shares of Discovery’s Series A convertible preferred stock and Series C convertible preferred stock. As a result of this transaction, Discovery issued 70 million of each of its Series A convertible preferred stock and Series C convertible preferred stock.

Both series of Discovery preferred stock (Series A and C) are convertible at any time into Discovery common stock initially representing 33 1/3% of the outstanding shares of Discovery common stock and 26% of the aggregate voting power of Discovery (other than with respect to the election of directors and select matters) based upon the number of shares of common stock issued in connection with the Newhouse Transaction. The Series A convertible preferred stock is convertible into a number of shares of Discovery Series A common stock equal to 50% of the aggregate number of shares of Discovery Series A and Series B common stock issued in the Newhouse Transaction, and the Series C convertible preferred stock is convertible into a number of shares of Discovery Series C common stock equal to 50% of the shares of Discovery Series C common stock issued in the Newhouse Transaction, in each case subject to anti-dilution adjustments. Advance/Newhouse is entitled to additional shares of the same series of convertible preferred stock if the DHC stock options and stock-settled stock appreciation rights that were converted into stock options and stock appreciation rights of Discovery in connection with the Newhouse Transaction are exercised for Discovery common stock. The Company placed approximately 1.6 million shares of preferred stock into an escrow account upon the closing of the Newhouse Transaction for this anti-dilution provision. In the event that shares are released from escrow to Advance/Newhouse, the distribution is accounted for as a noncash dividend measured at the fair value of the underlying shares as of the Newhouse Transaction date. During 2009, the Company recognized $8 million for non-cash stock dividends for the release of approximately 500,000 shares of preferred stock from escrow.

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Comprehensive (Loss) Income

Accumulated other comprehensive loss, net of taxes included in the Consolidated Statements of Equity reflects the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities and derivatives.

The change in the components of Accumulated other comprehensive loss, net of taxes, is summarized as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Holding (Losses) Gains on Securities and Derivative Instruments	Accumulated Other Comprehensive (Loss) Income

As of December 31, 2006	$15	$1	$16
Other comprehensive income (loss)	8	(7)	1

As of December 31, 2007	23	(6)	17
Other comprehensive loss	(59)	(25)	(84)
Ascent Media Corporation spin-off	(11)	—	(11)

As of December 31, 2008	(47)	(31)	(78)
Other comprehensive income	27	30	57

As of December 31, 2009	$(20)	$(1)	$(21)

The components of Other comprehensive (loss) income are reflected in Discovery’s Consolidated Statements of Equity. The following table summarizes the tax effects related to each component of Other comprehensive (loss) income (in millions).

	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Year ended December 31, 2007:
Foreign currency translation adjustments	$13	$(5)	$8
Unrealized holding losses on securities	(11)	4	(7)

Other comprehensive income	$2	$(1)	$1

Year ended December 31, 2008:
Foreign currency translation adjustments	$(94)	$35	$(59)
Unrealized holding losses on securities and derivative instruments	(38)	13	(25)

Other comprehensive loss	$(132)	$48	$(84)

Year ended December 31, 2009:
Foreign currency translation adjustments	$42	$(15)	$27
Unrealized holding gains on securities and derivative instruments	47	(17)	30

Other comprehensive income	$89	$(32)	$57

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SHARE-BASED COMPENSATION

The Company has various plans it assumed from DCH and DHC in connection with the Newhouse Transaction. Prior to September 18, 2008, DCH maintained the Discovery Appreciation Plan (the “DAP Plan”), which is a long-term incentive plan under which eligible employees receive cash-settled unit awards. The DAP Plan continues to exist subsequent to the Newhouse Transaction. However, the Company does not intend to grant additional cash-settled unit awards, except as may be required by contract or to employees in countries in which stock option awards are not permitted.

Prior to September 18, 2008, DHC maintained the Discovery Holding Company 2005 Incentive Plan, the Discovery Holding Company 2005 Non-Employee Director Incentive Plan (collectively the “Incentive Plans”), and the Discovery Holding Company Transitional Stock Adjustment Plan (the “Transitional Plan”). There are outstanding awards under the Transitional Plan, but the Company does not have the ability to issue new awards under this plan. The Company grants awards to its employees and nonemployee directors under the Incentive Plans, which may include stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), and cash awards. Most awards previously granted by DHC under these plans that were outstanding at the time of the Newhouse Transaction were fully vested and were converted into securities of Discovery in connection with the Newhouse Transaction. The Incentive Plans and the Transitional Plan continue to exist subsequent to the Newhouse Transaction.

As of December 31, 2009, the Company has reserved a total of 50 million shares of its Series A and Series C common stock for future exercise of stock options and vesting of restricted shares and RSUs. Upon exercise of stock options or vesting of restricted shares and RSUs the Company issues new shares from its existing authorized but unissued shares. There were 48 million common shares available for future grant under the Incentive Plans as of December 31, 2009.

DAP Plan

DAP Plan awards consist of units which represent the right to receive a cash payment for the amount by which the grant price exceeds the vesting price. The grant price is based on the average closing price of the Company’s common stock over the 10 trading days immediately preceeding and including the grant date and the 10 trading days immediately following the grant date. The vesting price is the average closing price at the Company’s common stock over the 10 trading days immediately preceeding and including the vesting date and the 10 trading days immediately subsequent to the vesting date. For certain awards the average grant price and average vesting price include a premium. Unit awards vest ratably in increments of 25% per year over four years beginning one year from the grant date based on continuous service and are generally settled within thirty days of vesting. Unit award holders would not receive payments or accruals of dividends or dividend equivalents in the event the Company was to pay regular cash dividends while a unit award is outstanding.

The fair value of each unvested unit award is estimated using the Black-Scholes option-pricing model. The following table presents a summary of the weighted-average assumptions used to determine the fair value of each unvested unit award as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008
Risk-free interest rate	0.68%	0.56%
Expected term (years)	1.08	1.38
Expected volatility	38.80%	37.89%
Dividend yield	—	—

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of unit awards outstanding as of December 31, 2009 and 2008 was $15.53 and $1.62, respectively.

A summary of the unit awards activity for the year ended December 31, 2009 is presented below (in millions, except price and years).

	Unit Awards	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Unvested as of December 31, 2008	20.0	$18.95
Granted	1.8	$16.48
Vested	(7.7)	$17.53		$63
Forfeited	(1.7)	$19.79

Unvested as of December 31, 2009	12.4	$19.36	1.08	$176

Expected to vest as of December 31, 2009	11.7	$19.37	1.08	$166

During the years ended December 31, 2009 and 2008 the Company made cash payments totaling $58 million and $49 million, respectively, to settle vested unit awards. In January 2010, approximately two million unit awards vested requiring a payment of $34 million in the first quarter of 2010. As of December 31, 2009, there was $89 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested unit awards, which is expected to be recognized over a weighted-average period of 1.08 years.

Incentive Plans

The Company has issued stock options, SARs, and RSUs under its Incentive Plans, which are disclosed below.

Stock Options

Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s common stock on the date of grant. Generally, stock options vest ratably either in 33 1/3% increments each year over three years or in 25% increments each year over four years beginning one year from the grant date based on continuous service and expire three to ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Incentive Plans or after reaching a specified age and years of service. Option holders would not receive payments or accruals of dividends or dividend equivalents in the event the Company was to pay regular cash dividends while a unit award is outstanding.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents a summary of the weighted-average assumptions used to determine the fair value of each option on the date of grant during the years ended December 31, 2009, 2008, and 2007.

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.70%	3.15%	4.57%
Expected term (years)	3.71	6.05	5.50
Expected volatility	45.60%	39.32%	25.50%
Dividend yield	—	—	—

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of options granted during the years ended December 31, 2009, 2008, and 2007 was $6.45, $6.11, and $6.43, respectively, per option.

A summary of option activity for the year ended December 31, 2009 is presented below (in millions, except price and years).

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	10.9	$14.47
Granted	9.7	$17.68
Exercised	(2.7)	$14.11		$25
Forfeited	(0.7)	$15.16

Outstanding as of December 31, 2009	17.2	$16.31	5.75	$247

Expected to vest as of December 31, 2009	16.6	$16.32	6.05	$237

Exercisable as of December 31, 2009	2.4	$14.28	7.18	$39

During the year ended December 31, 2009 the Company received cash payments totaling $28 million from the exercise of stock options. There were no significant option exercises during the years ended December 31, 2008 and 2007. As of December 31, 2009, there was $68 million of unrecognized compensation cost, net of expected forfeitures, related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.65 years.

Stock Appreciation Rights

SARs entitle the holder to receive a cash payment for the amount by which the price of the Company’s common stock exceeds the base price establish on the grant date. SARs are granted with a base price equal to or greater than the closing market price of the Company’s common stock on the date of grant. Most outstanding SARs consist of two separate vesting tranches with the first tranche that vested 100% on March 15, 2009 and the second tranche vesting 100% on March 15, 2010. Vesting is based on continuous service. Holders can exercise the first tranche of SARs at their election until they expire one year from the date of vesting. The payment to settle exercises of the first tranche of SARs is based on the amount by which the price of the Company’s common stock at exercise exceeds the base price establish on the grant date. All SARs in the second tranche will be automatically exercised as of March 15, 2010. The payment to settle exercises of the second tranche of SARs is based on the amount by which the twenty day average closing price of the Company’s common stock as of the vest date exceeds the base price establish on the grant date.

The fair value of each unvested SAR is estimated using the Black-Scholes option-pricing model. The following table presents a summary of the weighted-average assumptions used to determine the fair value of each unvested SAR as of December 31, 2009 and 2008.

	Years ended December 31,
	2009	2008
Risk-free interest rate	0.23%	0.37%
Expected term (years)	0.27	1.20
Expected volatility	26.95%	39.89%
Dividend yield	—	—

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of SARs outstanding as of December 31, 2009 and 2008 was $16.25 and $2.39, respectively.

A summary of the SAR activity for the year ended December 31, 2009 is presented below (in millions, except price and years).

	SARs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	5.5	$14.40
Granted	0.7	$14.79
Exercised	(2.5)	$14.42		$23
Forfeited	(0.6)	$14.34

Outstanding as of December 31, 2009	3.1	$14.48	0.27	$50

Expected to vest as of December 31, 2009	2.9	$14.48	0.27	$47

Exercisable as of December 31, 2009	0.5	$14.47	0.20	$8

During the year ended December 31, 2009 the Company made cash payments totaling $23 million to settle vested SARs. As of December 31, 2009 there was $4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs, which is expected to be recognized over a weighted-average period of 0.28 years.

Restricted Stock Units

The Company issued an insignificant number of RSUs during the years ended December 31, 2009 and 2008. Certain RSUs vest over a period of one to four years in equal annual installments based on continuous service. Vesting of certain RSUs is also subject to satisfying operating performance conditions.

Share-Based Compensation Expense (Benefit)

The following table presents a summary of shared-based compensation expense and the related tax expense, by award type, recognized by the Company during the years ended December 31, 2009, 2008 and 2007 (in millions).

	Years Ended December 31,
	2009	2008	2007

Stock options and RSUs	$23	$4	$1
SARs	61	4	—
DAP unit awards	143	(78)	—
Other	1	4	—

Total share-based compensation expense (benefit)	$228	$(66)	$1

Tax (benefit) expense recognized	$(80)	$24	$—

Compensation expense for all share-based awards is recorded as a component of Selling, general and administrative in the Consolidated Statements of Operations. As of December 31, 2009 and 2008, the Company has recorded total liabilities of $143 million and $20 million, respectively, for outstanding DAP award units and SARs. The Company classifies as a current liability the

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intrinsic value of DAP unit awards and SARs that are vested or will become vested within one year. The intrinsic value of DAP unit awards and SARs that were classified as a current liability at December 31, 2009 and 2008 was $115 million and $5 million, respectively.

15. RETIREMENT SAVINGS PLANS

Defined Contribution Plans

Discovery has certain domestic and international defined contribution savings plans. Under the plans, employees may elect to contribute a portion of their eligible compensation, subject to certain statutory limitations. The Company pays a discretionary matching contribution up to a certain percentage of the participant’s eligible compensation depending on the terms of the plan. The Company paid matching contributions of $15 million, $12 million, and $3 million during the years ended December 31, 2009, 2008, and 2007, respectively, which is classified as a component of Selling, general and administrative in the Consolidated Statements of Operations.

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

SRP obligations due to participants totaled $37 million at December 31, 2009, which is included in Accrued liabilities in the accompanying Consolidated Balance Sheets. SRP obligations increased by $1 million during the year ended December 31, 2009, consisting of participant compensation deferrals of $7 million, Company contributions of $1 million and investment gains of $2 million, offset by $9 million of distributions.

The Company maintains investment assets in a Rabbi Trust to offset the obligations under the SRP. Such investments are recorded at fair value as a component of Other current assets in the Consolidated Balance Sheets. Discovery records gains or losses from the change in fair value of trading securities, offset by gains or losses from changes in the value of the supplemental retirement plan liability, as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations. The value of the investments in the Rabbi Trust was $37 million at December 31, 2009. Investment gains were $2 million for the year ended December 31, 2009.

16. RESTRUCTURING CHARGES

The following table presents a summary of the Company’s restructuring charges expensed, by segment, for the year ended December 31, 2009 and 2008 (in millions).

	Years Ended December 31,
	2009	2008
U.S. Networks	$17	$21
International Networks	10	2
Commerce, Education, and Other	2	6
Corporate	5	2

Total exit and restructuring charges	$34	$31

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the Company’s exit and restructuring charges that were expensed, by major category, for the years ended December 31, 2009 and 2008 (in millions).

	Years Ended December 31,
	2009	2008
Contract termination costs	$5	$7
Employee relocation/terminations	29	22
Asset impairment	—	2

Total exit and restructuring charges	$34	$31

The following table presents a summary of changes in the Company’s liability with respect to exit and restructuring charges during years ended December 31, 2009 and 2008 (in millions).

	Contract Termination Costs	Employee Relocations/ Terminations	Total

Liability as of January 1, 2008	$—	$11	$11
Net accruals	7	22	29
Cash paid	(1)	(15)	(16)

Liabilities as of December 31, 2008	$6	$18	$24
Net accruals	5	29	34
Cash paid	(3)	(29)	(32)

Liabilities as of December 31, 2009	$8	$18	$26

The Company reorganized portions of its operations to better align its organizational structure with the Company’s strategic priorities and to reduce its cost structure, which resulted in exit and restructuring charges primarily for changes in management structure and employee terminations. As of December 31, 2009 and 2008, exit and restructuring related accruals expected to be paid within one year totaling $18 million were classified as a component of Accrued liabilities in the Consolidated Balance Sheets. The Company does not expect to incur a significant amount of additional costs with respect to these particular activities.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. INCOME TAXES

The Company’s income tax expense is as follows (in millions).

	Years Ended December 31,
	2009	2008	2007

Current:
Federal	$389	$84	$—
State	41	15	—
Foreign	57	73	—

	487	172	—

Deferred:
Federal	(9)	158	50
State	(3)	24	6
Foreign	(3)	(2)	—

	(15)	180	56

Provision for income taxes	$472	$352	$56

Components of pretax income are as follows (in millions).

	Years Ended December 31,
	2009	2008	2007

Domestic	$744	$582	$142
Foreign	287	172	—

	$1,031	$754	$142

The effective income tax rate differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following.

	Years Ended December 31,
	2009	2008	2007

Computed expected federal tax expense	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	2.0%	2.0%	5.0%
Change in valuation allowance affecting tax expense	(1.0)%	(4.0)%	(1.0)%
Effect of foreign operations	—	3.0%	—
DHC tax on equity method investment in DCH	—	12.0%	—
Domestic manufacturing deduction	(2.0)%	(1.0)%	—
Non-deductible goodwill	11.0%	—	—
Other, net	1.0%	—	—

Effective income tax rate	46.0%	47.0%	39.0%

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2009	2008

Current assets:
Accounts receivable	$7	$12
Tax attribute carryforward	10	11
Accrued liabilities and other	64	33

	81	56

Noncurrent assets:
Tax attribute carryforward	60	65
Foreign currency translations	7	23
Unrealized loss on derivatives	7	26
Long lived assets	16	9
Accrued liabilities and other	85	56

	175	179

Total deferred tax assets	256	235
Valuation allowance	(22)	(32)

Net deferred tax assets	234	203

Current liabilities:
Other liabilities	(4)	(2)
Noncurrent liabilities:
Intangible assets	(128)	(138)
Content rights	(178)	(230)
Unrealized gain on investments	(15)	(20)
Equity method investment	(77)	—
Notes receivable from Hasbro	(21)	—
Other	(14)	(10)

	(433)	(398)

Total deferred tax liabilities	(437)	(400)

Net deferred tax liabilities	$(203)	$(197)

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows (in millions):

	As of December 31,
	2009	2008

Current deferred tax asset, net of current liabilities	$71	$49
Noncurrent deferred tax liabilities, net of noncurrent deferred tax assets	(274)	(246)

Net deferred tax liabilities	$(203)	$(197)

Discovery’s 2009 effective tax rate differed from the federal income tax rate of 35% due primarily to a permanent difference on the $252 million gain from the sale and deconsolidation of our ownership interest in Discovery Kids in May 2009, state income taxes and to a lesser extent, deductions for domestic production activities.

As of December 31, 2009 the Company has federal operating loss carryforwards of $89 million that begin to expire in 2022; foreign tax credit carryforwards of $28 million that begin to expire in 2018; and state operating loss carryforwards of $331 million in various state jurisdictions that begin to expire in 2013. The deferred tax asset related to the state operating loss carryforwards of $11 million is subject to a valuation allowance of $10 million. The use of the federal operating loss carryforwards are subject to annual limitations.

Discovery’s 2008 effective tax rate differed from the federal income tax rate of 35% primarily due to DHC’s recognition of $91 million of deferred tax expense related to its investment in DCH during the period prior to the completion of the Newhouse Transaction, which was partially offset by the release of an $18 million valuation allowance on deferred tax assets of CSS and the release of a $10 million valuation allowance on deferred tax assets related to net operating loss carryforwards of AMC. Other items affecting the 2008 effective tax rate include the conversion from deducting foreign taxes to claiming foreign tax credits and unrecognized foreign tax positions.

In accordance with ASC 810, DHC and DCH are combined in Discovery’s financial statements as if the Newhouse Transaction had occurred January 1, 2008. This presentation impacts Discovery’s effective tax rate for the year. Prior to the Newhouse Transaction, DHC’s book basis in DCH was increased by its share of DCH’s net income. However, DHC’s tax basis in DCH remained the same. This book vs. tax difference required the recognition of a deferred tax expense of $91 million related to DHC’s investment in DCH (in addition to the tax expense already recognized by DCH prior to the Newhouse Transaction). As a result of the Newhouse Transaction, the $1.3 billion deferred tax liability relating to the book vs. tax difference in DHC’s basis in its investment in DCH was reversed to additional paid-in capital.

Pursuant to the Tax Sharing Agreement relating to the Newhouse Transaction, the Company and AMC have each assumed certain tax liabilities and have indemnified one another for certain tax payments. As of December 31, 2008, the Company received $17 million from AMC and recorded a $17 million payable under the Tax Sharing Agreement. During 2009, Discovery repaid $5 million to AMC as a result of filing the 2008 tax return, thereby reducing the amount due to AMC to $12 million. The Company will be required to repay AMC for such payments if and when it realizes the future benefit of the certain tax assets that arose prior to the Newhouse Transaction.

In 2008, the Company concluded that it would be more beneficial to claim foreign tax credits than to deduct foreign income taxes on its 2008 federal income tax return based on a combination of current results and revised expectations about future earnings. The net effect of the conversion from claiming foreign tax credits instead of taking foreign tax deductions was a $24 million benefit in 2008.

Unrecognized Tax Benefits

A reconciliation of the 2009 and 2008 beginning and ending amount of unrecognized tax benefits (without related interest amounts) is as follows (in millions):

	Years Ended December 31,
	2009	2008

Beginning balance	$74	$—
Newhouse Transaction	—	89
Additions based on tax positions related to the current year	2	1
Additions for tax positions of prior years	2	10
Reductions for tax positions of prior years	(6)	(8)
Settlements	(1)	(11)
Reductions as result of statute lapse	(1)	—
Additions for foreign currency exchange rates	1	(7)

Ending balance	$71	$74

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DHC had no unrecognized tax benefit as of December 31, 2007. As of January 1, 2009, the Company’s unrecognized tax benefit (excluding related interest expense) was $74 million. The balance decreased by $3 million (excluding related interest expense) during the year ended December 31, 2009 to $71 million. The reduction for tax positions of prior years was primarily a result of a determination that certain revenues were not subject to non-U.S. income tax.

The year end 2009 and 2008 balances include $53 million and $49 million of unrecognized tax benefits, respectively, that if recognized, would reduce our income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions.

Discovery and its subsidiaries file U.S. federal, state, and foreign income tax returns. With few exceptions, the Company is no longer subject to audit by the Internal Revenue Service (“IRS”), state tax authorities, or non-U.S. tax authorities for years prior to 2006. The IRS is not currently examining Discovery. Some of the Company’s joint ventures are currently under examination for the 2006 tax year. The Company does not expect any significant adjustments.

It is reasonably possible that the total amount of unrecognized tax benefits related to tax positions could decrease by as much as $48 million within the next twelve months as a result of settlement of audit issues and/or payment of uncertain tax liabilities. Included in the balance at December 31, 2009 are $8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to classify tax interest and penalties related to unrecognized tax benefits as tax expense. As of December 31, 2009 and 2008, the Company had accrued approximately $9 million and $8 million of total interest payable related to uncertain tax positions, respectively. During 2009 and 2008, the Company accrued additional interest of $1 million and $4 million, respectively.

Subsequent to December 31, 2009, the Company was notified by a tax authority that certain tax years will not be adjusted and, as a result, the $48 million liability for uncertain tax positions discussed above will be favorably reduced by $28 million in the first quarter of 2010. The reduction will be treated as a discrete event in the first quarter of 2010.

18. NET INCOME PER SHARE AVAILABLE TO DISCOVERY COMMUNICATIONS, INC. STOCKHOLDERS

Basic net income per share is computed by dividing net income available to Discovery Communications, Inc. stockholders by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the years ended December 31, 2009 and 2008 includes Discovery’s Series A, B, and C common shares, as well as Discovery’s Series A and C convertible preferred shares. All series of our common and preferred shares are included in the weighted average number of shares outstanding when calculating both basic and diluted income per share as the holder of each common and preferred series legally participate equally in any per share distributions whether through dividends or in liquidation.

The following table presents a reconciliation of the weighted average number of shares outstanding between basic and diluted net income per share.

	Years Ended December 31,
	2009	2008	2007

Weighted average number of shares outstanding — basic	423	321	281
Dilutive effect of equity awards	2	1	—

Weighted average number of shares outstanding — diluted	425	322	281

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share adjusts basic net income per share for the dilutive effects of stock options, restricted stock units, and stock settled stock appreciation rights, only in the periods in which such effect is dilutive. The net income per share calculation for the year ended December 31, 2009 excludes approximately one million of contingently issuable preferred shares placed in escrow for which specific conditions have not yet been met. There were no contingently issuable preferred shares placed in escrow for which specific conditions have not yet been met during the year ended December 31, 2008.

19. VALUATION AND QUALIFYING ACCOUNTS

The following table presents a summary of the Company’s valuation and qualifying accounts during the years ended December 31, 2009, 2008, and 2007 (in millions).

	Beginning of Year	Newhouse Transaction (a)	Additions	Write-offs	Utilization	Other (b)	End of Year

2009:
Allowance for doubtful accounts	$16	$—	$4	$(6)	$—	$1	$15
Deferred tax valuation allowance	32	—	1	—	(11)	—	22
2008:
Allowance for doubtful accounts	—	18	6	(4)	—	(4)	16
Deferred tax valuation allowance	34	10	22	(3)	(31)	—	32
2007:
Allowance for doubtful accounts	—	—	1	(1)	—	—	—
Deferred tax valuation allowance	35	—	3	—	(4)	—	34

(a)	Amounts represent DCH balances as of December 31, 2007 recorded by Discovery as of January 1, 2008 in connection with the Newhouse Transaction disclosed in Note 1.
(b)	Amounts primarily include foreign currency translation adjustments.

20. SUPPLEMENTAL DISCLOSURES

Cash Flows

The following tables present a summary of cash payments made and received (in millions).

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2009	2008	2007

Cash payments made for interest expense	$(243)	$(258)	$—
Cash payments received for interest income(a)	1	7	11

Cash interest payments, net	$(242)	$(251)	$11

Cash payments made for income taxes(b)	$(445)	$(211)	$—
Cash payments received for income tax refunds	1	17	—

Cash tax payments, net	$(444)	$(194)	$—

(a)	Cash payments received for interest income includes $5 million and $11 million in payments received by discontinued operations during the years ended December 31, 2008 and 2007, respectively.
(b)	Cash payments made for income taxes include $17 million in payments made by discontinued operations during the year ended December 31, 2008. There were no material income taxes paid by discontinued operations during the year ended December 31, 2007.

The Consolidated Statements of Cash Flows exclude approximately $61 million, $63 million, and $6 million of equipment purchases that were acquired under capital lease arrangements for the years ended December 31, 2009, 2008 and 2007, respectively.

The AMC assets and liabilities related to the spin-off, except cash, are also excluded as this was a non-cash transaction.

Accrued Liabilities

The following table presents a detailed list of accrued liabilities (in millions).

	As of December 31,
	2009	2008

Accrued liabilities:
Accrued payroll and related benefits	$199	$176
Content rights payable	50	53
Accrued income taxes	38	—
Accrued interest	25	19
Accrued other	82	102

Total accrued liabilities	$394	$350

Interest Expense, Net

The following table presents a summary of interest income earned and interest expenses (in millions).

	Years Ended December 31,
	2009	2008	2007
Interest income(a)	$1	$2	$—
Interest expense	(251)	(258)	—

Total interest expense, net	$(250)	$(256)	$—

(a)	Interest income excludes $5 million and $11 million in interest income from discontinued operations during the years ended December 31, 2008 and 2007, respectively.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Non-Operating Income (Expense), Net

The following table presents a summary of the components of Other non-operating income (expense), net (in millions).

	Years Ended December 31,
	2009	2008	2007
Unrealized gains (losses) on derivative instruments, net (Note 11)	$26	$(22)	$—
Realized losses on derivative instruments, net (Note 11)	(6)	(9)	—
Realized gains on sales of investments	15	—	—
Reduction of liability to HSWi shareholders	—	47	—
Equity in earnings (loss) of unconsolidated affiliates (Note 4)	8	(61)	—
Other, net	3	(2)	8

Total other non-operating income (expense), net	$46	$(47)	$8

In 2009, the Company sold investments for $24 million, which resulted in a pretax gain of $15 million. Approximately $6 million of unrealized pretax gains were reclassified from Accumulated other comprehensive (loss) income. During the years ended December 31, 2008 and 2007, AMC, which is reported as discontinued operations, sold investments for $24 million and $28 million, respectively. There were no gains or losses associated with these sales.

During the year ended December 31, 2008, the Company recorded a $47 million gain due to the reduction of a liability related to the value of shares in HSWI to be exchanged to its former shareholders. Additional information is included in Note 6.

21. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company enters into transactions with related parties as described below.

The DirecTV Group, Inc., Liberty Media Corporation, and Liberty Global, Inc.

The Company’s Board of Directors includes two members that currently serve as directors of The DirecTV Group, Inc. (“DirecTV”), including John C. Malone, the Chairman of the Board of DirecTV, three persons who are currently directors of Liberty Media Corporation (“Liberty Media”), including Mr. Malone, the Chairman of the Board of Liberty Media, and three members who serve as directors of Liberty Global, Inc. (“Liberty Global”), also including Mr. Malone, who is Chairman of the Board of Liberty Global. Mr. Malone beneficially owns stock of Liberty Media representing approximately 35% of the aggregate voting power of its outstanding stock, owns shares representing approximately 40% of the aggregate voting power of Liberty Global, and owns shares representing approximately 23% of the aggregate voting power (other than with respect to the election of the common stock directors) of Discovery’s outstanding stock. Mr. Malone controls approximately 32% of the Company’s aggregate voting power relating to the election of the eight common stock directors, assuming that the preferred stock held by Advance/Newhouse has not been converted into shares of Discovery’s common stock. As a result of this common directorship and ownership, transactions with DirecTV, Liberty Media, and Liberty Global, and their subsidiaries and equity method investees may be considered related party transactions. The majority of the amounts received under contractual arrangements with DirecTV, Liberty Global, and Liberty Media entities relate to multi-year network distribution arrangements and network services. Revenues under these arrangements include annual rate increases and are based on the number of subscribers receiving the related programming.

Ascent Media Corporation

AMC, previously a wholly-owned subsidiary of DHC, was considered a related party through September 17, 2008. As a result of the AMC Spin-off (refer to Notes 1 and 5), AMC ceased to be a related party effective September 18, 2008. AMC provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery. Revenue recorded by AMC for these services for the period January 1, 2008 through September 17, 2008 and for the year ended December 31, 2007 totaled $37 million and $41 million, respectively. These revenues are reported as a component of discontinued operations and are excluded from the revenue amounts in the table below. AMC continues to provide services to Discovery subsequent to the AMC Spin-off that are believed to be at fair market rates. Operating costs and expenses for the year ended December 31, 2008 include disbursements of $39 million that DCH made to AMC during the period January 1, 2008 through September 17, 2008, which are included in the cost and expense amounts in the below table.

Other Related Parties

Other related parties include the Discovery Japan, Inc. and Discovery Channel Canada joint ventures, through which the Company distributes certain of its networks and provides content.

The following table presents a summary of balances related to transactions with related parties during the years ended December 31, 2009, 2008 and 2007 (in millions).

	Years Ended December 31,
	2009	2008	2007
Revenues:
DirecTV, Liberty Global, and Liberty Media	$238	$188	$—
Other	23	44	—

Total	$261	$232	$—

Operating costs and expenses:
DirecTV, Liberty Global, and Liberty Media	$3	$4	$—
Other	5	56	2

Total	$8	$60	$2

The following table presents a summary of outstanding balances from transactions with related parties as of December 31, 2009 and 2008 (in millions).

	As of December 31,
	2009	2008
Accounts receivable	$51	$55

The accounts receivable balances as of December 31, 2009 and 2008 were primarily related to those of DirecTV and Liberty Global and their respective affiliates and equity method investments. Amounts owed to the Company’s related parties were not significant as of December 31, 2009 and 2008.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease offices, satellite transponders, and certain equipment under capital and operating lease arrangements. The following table summarizes the Company’s material firm commitments excluding capital lease obligations (refer to Note 10) as of December 31, 2009 (in millions):

	Year Ending December 31,
Future Minimum Payments	Leases	Content	Other	Total

2010	$70	$238	$128	$436
2011	56	67	79	202
2012	49	44	42	135
2013	40	42	31	113
2014	30	—	26	56
Thereafter	92	—	139	231

Total	$337	$391	$445	$1,173

The Company has long-term noncancelable lease commitments for office space and equipment, studio facilities, transponders, vehicles and operating equipment. Expenses recorded in connection with operating leases, including rent expense were $85 million, $121 million and $8 million, for the years ended December 31, 2009, 2008, and 2007, respectively. Content commitments of the Company not recorded on the balance sheet include obligations relating to programming development, programming production and programming acquisitions and talent contracts. Other commitments include obligations to purchase goods and services, employment contracts, sponsorship agreements and transmission services. A majority of such fees are payable over several years, as part of the normal course of business.

In addition to the amounts disclosed above, the Company has agreed to fund the operations of certain ventures on an as needed basis (Note 4), has agreed to provide additional consideration to the former shareholders of HSW if certain criteria are achieved (Note 6), and may be required to issue additional shares of its preferred stock under the anti-dilution provisions of its outstanding preferred stock (Note 13).

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Customers

The Company’s trade receivables do not represent a significant concentration of credit risk as of December 31, 2009 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

23. REPORTABLE SEGMENTS

The Company has three reportable segments: U.S. Networks, consisting principally of domestic cable and satellite television network programming, web brands, and other digital services; International Networks, consisting principally of international cable and satellite television network programming; and Commerce, Education, and Other, consisting principally of e-commerce, catalog, sound production, and domestic licensing businesses. The Company has aggregated certain operating segments into reportable segments.

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

The CSS business, which remained with Discovery subsequent to the Newhouse Transaction and AMC spin-off, is included in the Commerce, Education, and Other segment. In accordance with ASC 810, the financial results of both DHC and DCH have been combined in Discovery’s financial statements as if the Newhouse Transaction occurred January 1, 2008. Accordingly, the Commerce, Education, and Other segment information includes amounts for CSS since January 1, 2008.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies, except that certain inter-segment transactions that are eliminated at the consolidated level are not eliminated at the segment

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present summarized financial information for each of the Company’s reportable segments (in millions).

Revenues by Segment

	Years Ended December 31,
	2009	2008	2007

U.S. Networks	$2,142	$2,062	$—
International Networks	1,189	1,158	—
Commerce, Education, and Other	176	196	76
Corporate and inter-segment eliminations	9	27	—

Total revenues	$3,516	$3,443	$76

There were no material intersegment transactions during the years ended December 31, 2009, 2008, and 2007.

Adjusted OIBDA by Segment

	Years Ended December 31,
	2009	2008	2007

U.S. Networks	$1,196	$1,111	$—
International Networks	450	387	—
Commerce, Education, and Other	22	13	3
Corporate and inter-segment eliminations	(204)	(201)	(8)

Total adjusted OIBDA	$1,464	$1,310	$(5)

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of Total Adjusted OIBDA to Total Operating Income (Loss)

	Years Ended December 31,
	2009	2008	2007

Total adjusted OIBDA	$1,464	$1,310	$(5)
Amortization of deferred launch incentives	(55)	(75)	—
Mark-to-market shared-based compensation	(205)	69	(1)
Depreciation and amortization	(155)	(186)	(3)
Restructuring and impairment charges	(66)	(61)	—
Gains on dispositions	252	—	1

Total operating income (loss)	$1,235	$1,057	$(8)

Total Assets by Segment

	As of December 31,
	2009	2008

U.S. Networks	$2,086	$1,840
International Networks	1,162	1,043
Commerce, Education, and Other	97	115
Corporate	7,620	7,486

Total assets	$10,965	$10,484

Total assets allocated to “Corporate” in the above table includes the Company’s goodwill balance as the financial reports reviewed by the Company’s CODM do not include an allocation of goodwill to each reportable segment. Goodwill by reportable segment is disclosed in Note 9.

Capital Expenditures by Segment

	Years Ended December 31,
	2009	2008	2007

U.S. Networks	$9	$19	$—
International Networks	17	21	—
Commerce, Education, and Other	4	3	2
Corporate	27	26	—

Total capital expenditures	$57	$69	$2

Capital expenditures exclude $33 million and $45 million for discontinued operations for the years ended December 31, 2008 and 2007, respectively.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues by Country

	Years Ended December 31,
	2009	2008	2007

U.S.	$2,311	$2,295	$76
Non-U.S.	1,205	1,148	—

Total revenues	$3,516	$3,443	$76

Revenues are attributed to country based on the location of the Company’s viewers.

Property and Equipment by Country

	As of December 31,
	2009	2008

U.S.	$298	$327
Non-U.S.	113	68

Total property and equipment, net	$411	$395

Property and equipment allocated to country based on the Company’s country of domicile and location of asset.

24. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the Company’s selected quarterly financial data, by quarter, for the years ended December 31, 2009 and 2008 (in millions). The selected quarterly financial data set forth below for 2008 reflects the Newhouse Transaction, including the AMC spin-off, as though it was consummated on January 1, 2008. Accordingly, the selected quarterly financial data include the results of operations of both DHC and DCH since January 1, 2008. Information regarding the Newhouse Transaction is set forth in Note 1.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2009(a)(b)(c)(d)
Revenues	$817	$881	$854	$964
Costs of revenues, excluding depreciation and amortization	253	257	257	298
Operating income	242	486	215	292
Equity in earnings of unconsolidated affiliates	1	2	2	3
Income from continuing operations, net of taxes	123	179	101	156
Net income	123	179	101	156

Less net (income) loss attributable to non-controlling interests	(4)	6	—	(1)

Net income attributable to Discovery Communications, Inc.	119	185	101	155
Stock dividends to preferred interests	—	(2)	(6)	—
Net income available to Discovery Communications, Inc.	119	183	95	155

Net income per share available to Discovery Communications, Inc. stockholders, basic and diluted	$0.28	$0.43	$0.22	$0.36

Weighted average number of shares outstanding:
Basic	422	422	424	425
Diluted	422	424	427	429

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008(a)(c)(d)(e)(f)
Revenues	$809	$885	$845	$904
Costs of revenues, excluding depreciation and amortization	242	254	262	266
Operating income	269	208	296	284
Equity in loss of unconsolidated affiliates	—	(1)	(1)	(59)
Income from continuing operations, net of taxes	74	80	134	114
Income from discontinued operations, net of taxes	—	2	40	1
Net income	74	82	174	115

Less net income attributable to non-controlling interests	(40)	(39)	(40)	(9)
Net income attributable to Discovery Communications, Inc.	34	43	134	106

Income per share from continuing operations attributable to Discovery Communications, Inc. stockholders, basic and diluted	$0.12	$0.15	$0.31	$0.25

Income per share from discontinued operations attributable to Discovery Communications, Inc. stockholders, basic and diluted	$—	$0.01	$0.13	$—
Net income per share available to Discovery Communications, Inc. stockholders, basic and diluted	$0.12	$0.16	$0.44	$0.25
Weighted average number of shares outstanding, basic and diluted	282	282	302	422

(a)	Income per share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.
(b)	Results for the quarter ended June 30, 2009 include a pretax gain of $252 million for the sale of a 50% interest in Discovery Kids. Results for Discovery Kids are included in the operating results through May 21, 2009. After May 21, 2009, the Company’s portion of the results of Discover Kids are included in Equity in earnings of unconsolidated affiliates.
(c)	Results for the quarters ended June 30, 2009 and December 31, 2009 include pretax impairment charges of $26 million and $6 million, respectively, related to intangibles assets, goodwill, and capitalized software. Results for the quarter ended December 31, 2008 include pretax impairment charges of $25 million and $5 million related to trademarks and customer relations, respectively. Additional information regarding impairments is included in Note 9.
(d)	Results for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 include restructuring charges of $3 million, $14 million, $4 million and $13 million, respectively. Results for the quarters ended June 30, 2008, September 30, 2008, and December 31, 2008 include restructuring charges of $4 million, $13 million, and $14 million, respectively. Additional information regarding the restructuring charges is disclosed in Note 16.
(e)	Equity in loss of unconsolidated affiliates for the quarter ended December 31, 2008 includes a pretax impairment charge of $57 million related to the Company’s equity method investment in HSWI. Additional information regarding the impairment charge is disclosed in Note 4.
(f)	Results for the quarters ended June 30, 2008, September 30, 2008, and December 31, 2008 include gains of $11 million, $8 million, and $28 million, respectively, related to the reduction in the fair value of the HSWI liability were recorded in Other non-operating income (expense), net in the Consolidated Statements of Operations. Additional information regarding the gains is disclosed in Note 20.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On August 12, 2009, DCL issued debt securities that are fully and unconditionally guaranteed by the Company. The securities were issued under a Registration Statement on Form S-3 with the SEC (the “shelf registration”) to register certain securities, including debt securities of DCL and DCH that may be issued in the future with full and unconditional guarantees by the Company. DCL or DCH may in the future issue additional securities that are fully and unconditionally guaranteed by the Company under the shelf registration. Accordingly, set forth below is condensed consolidating financial information presenting the financial position, results of operations, and cash flows of (i) the Company, (ii) DCL, (iii) DCH, (iv) non-guarantor subsidiaries of DCL on a combined basis, (v) other non-guarantor subsidiaries of the Company on a combined basis, and (vi) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.

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

Prior to the Newhouse Transaction, Advance/Newhouse owned 33 1/3% of DCH which is reported as a reduction of DHC’s Equity in earnings of subsidiaries in the Condensed Consolidating Statement of Operations for the year ended December 31, 2008.

The supplemental condensed consolidating financial information should be read in conjunction with the consolidated financial statements of the Company.

The existing indebtedness of DCL and DCH comprises substantially all of the indebtedness of the Company. The financial covenants of the respective debt agreements limit DCL and DCH from making distributions to the Company. The terms of DCL’s private placement senior notes restrict the cumulative payment of dividends over the life of the senior notes to an amount calculated based on the cumulative equity contributions and net income of DCL less the cumulative distributions to DCL’s owners. In addition, the terms of DCH’s Term Loan B and Term Loan C allow DCH to pay dividends to the Company to the extent that DCH’s leverage ratio does not exceed 5 to 1 based upon defined measures of cash flows and indebtedness.

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

Prior to the Newhouse Transaction, Discovery had no assets, liabilities, or operations and DCL was not a subsidiary of Discovery. As a result, all balances related to Discovery and DCL reflect no activity in the condensed consolidating financial information for the year ended December 31, 2007. The parent company for the periods is DHC. The equity method has been applied to DHC’s interest in subsidiaries for the year ended December 31, 2007.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$476	$144	$3	$—	$623
Receivables, net	—	—	371	429	14	(4)	810
Content rights, net	—	—	15	61	—	—	76
Prepaid expenses and other current assets	1	—	100	70	—	—	171

Total current assets	1	—	962	704	17	(4)	1,680

Investment in and advances to subsidiaries	8,644	8,149	4,075	—	6,559	(27,427)	—

Noncurrent content rights, net	—	—	541	684	—	(8)	1,217

Property and equipment, net	—	—	86	319	6	—	411
Goodwill	—	—	3,876	2,546	11	—	6,433
Intangible assets, net	—	—	382	260	1	—	643
Other noncurrent assets	—	42	441	170	—	(72)	581

Total assets	$8,645	$8,191	$10,363	$4,683	$6,594	$(27,511)	$10,965

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN SUBSIDIARIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23	$4	$206	$231	$5	$(12)	$457
Current portion of long-term debt	—	20	5	13	—	—	38
Other current liabilities	—	21	104	170	—	—	295

Total current liabilities	23	45	315	414	5	(12)	790

Long-term debt	—	1,928	1,460	69	—	—	3,457
Other noncurrent liabilities	—	1	439	65	17	(72)	450

Total liabilities	23	1,974	2,214	548	22	(84)	4,697

Redeemable non-controlling interests in subsidiaries	—	—	—	49	—	—	49

Intercompany contributions and advances between Discovery Communications, Inc. and subsidiaries	2,414	2,534	2,670	5,005	1,644	(14,267)	—
Equity attributable to Discovery Communications, Inc.	6,208	3,683	5,479	(927)	4,928	(13,163)	6,208

Equity and advances attributable to Discovery Communications, Inc.	8,622	6,217	8,149	4,078	6,572	(27,430)	6,208
Equity attributable to non-controlling interests	—	—	—	8	—	3	11

Total equity	8,622	6,217	8,149	4,086	6,572	(27,427)	6,219

Total liabilities, redeemable non-controlling interests in subsidiaries and equity	$8,645	$8,191	$10,363	$4,683	$6,594	$(27,511)	$10,965

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$13	$84	$3	$—	$100
Receivables, net	—	—	369	415	12	(16)	780
Content rights, net	—	—	13	60	—	—	73
Prepaid expenses and other current assets	13	12	58	93	—	(20)	156

Total current assets	13	12	453	652	15	(36)	1,109

Investment in and advances to subsidiaries	7,989	7,006	4,372	—	6,144	(25,511)	—

Noncurrent content rights, net	—	—	533	640	—	(10)	1,163

Property and equipment, net	—	—	90	301	4	—	395
Goodwill	—	—	4,142	2,738	11	—	6,891
Intangible assets, net	—	—	394	321	1	—	716
Other noncurrent assets	—	50	35	225	1	(101)	210

Total assets	$8,002	$7,068	$10,019	$4,877	$6,176	$(25,658)	$10,484

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN SUBSIDIARIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$4	$242	$214	$—	$(39)	$421
Current portion of long-term debt	—	15	431	12	—	—	458
Other current liabilities	—	16	61	114	7	(7)	191

Total current liabilities	—	35	734	340	7	(46)	1,070

Long-term debt	—	1,463	1,835	33	—	—	3,331
Deferred income taxes	—	—	345	—	2	(101)	246
Other noncurrent liabilities	—	53	99	58	17	—	227

Total liabilities	—	1,551	3,013	431	26	(147)	4,874

Redeemable non-controlling interests in subsidiaries	—	—	—	49	—	—	49

Intercompany contributions and advances between Discovery Communications, Inc. and subsidiaries	2,466	2,459	2,398	5,470	1,635	(14,428)	—
Equity attributable to Discovery Communications, Inc.	5,536	3,058	4,608	(1,082)	4,515	(11,099)	5,536

Equity and advances attributable to Discovery Communications, Inc.	8,002	5,517	7,006	4,388	6,150	(25,527)	5,536
Equity attributable to non-controlling interests	—	—	—	9	—	16	25

Total equity	8,002	5,517	7,006	4,397	6,150	(25,511)	5,561

Total liabilities, redeemable non-controlling interests in subsidiaries and equity	$8,002	$7,068	$10,019	$4,877	$6,176	$(25,658)	$10,484

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues:
Distribution	$—	$—	$709	$1,004	$—	$—	$1,713
Advertising	—	—	772	656	—	—	1,428
Other	—	—	96	223	71	(15)	375

Total revenues	—	—	1,577	1,883	71	(15)	3,516

Cost of revenues, excluding depreciation and amortization listed below	—	—	357	656	60	(8)	1,065
Selling, general and administrative	8	—	377	858	11	(7)	1,247
Depreciation and amortization	—	—	49	106	—	—	155
Restructuring and impairment charges	—	—	12	54	—	—	66
Gains on dispositions	—	—	(252)	—	—	—	(252)

Operating (loss) income	(8)	—	1,034	209	—	—	1,235

Equity in earnings of subsidiaries	564	648	147	—	379	(1,738)	—
Interest expense, net	—	(123)	(121)	(6)	—	—	(250)
Other non-operating (expense) income, net	—	(1)	42	5	—	—	46

Income before income taxes	556	524	1,102	208	379	(1,738)	1,031

Benefit from (provision for) income taxes	4	45	(454)	(62)	(5)	—	(472)

Net income	560	569	648	146	374	(1,738)	559

Less net (income) loss attributable to non-controlling interests	—	—	—	(12)	—	13	1

Net income attributable to Discovery Communications, Inc.	560	569	648	134	374	(1,725)	560
Stock dividends to preferred interests	(8)	—	—	—	—	—	(8)

Net income available to Discovery Communications, Inc. stockholders	$552	$569	$648	$134	$374	$(1,725)	$552

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues:
Distribution	$—	$—	$697	$943	$—	$—	$1,640
Advertising	—	—	762	634	—	—	1,396
Other	—	—	69	277	76	(15)	407

Total revenues	—	—	1,528	1,854	76	(15)	3,443

Cost of revenues, excluding depreciation and amortization listed below	—	—	340	636	55	(7)	1,024
Selling, general and administrative	3	—	322	770	28	(8)	1,115
Depreciation and amortization	—	—	48	136	2	—	186
Restructuring and impairment charges	—	—	20	41	—	—	61

Operating (loss) income	(3)	—	798	271	(9)	—	1,057

Equity in earnings of subsidiaries	319	520	119	—	191	(1,149)	—
Interest expense, net	—	(102)	(145)	(9)	—	—	(256)

Other non-operating income (expense), net, net	—	1	(28)	(20)	—	—	(47)

Income from continuing operations before income taxes	316	419	744	242	182	(1,149)	754

Benefit from (provision for) income taxes	1	36	(224)	(106)	(59)	—	(352)

Income from continuing operations, net of taxes	317	455	520	136	123	(1,149)	402

(Loss) income from discontinued operations	—	—	—	(1)	44	—	43

Net income	317	455	520	135	167	(1,149)	445

Less net income attributable to non-controlling interests	—	—	—	(5)	—	(123)	(128)

Net income attributable to Discovery Communications, Inc.	$317	$455	$520	$130	$167	$(1,272)	$317

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Discovery Holding Company	Non- Guarantor	Eliminations	Discovery Communications, Inc. and Subsidiaries

Revenues	$—	$—	$—	$—	$76	$—	$76

Cost of revenues, excluding depreciation and amortization listed below	—	—	—	—	60	—	60
Selling, general and administrative	—	—	—	9	13	—	22
Depreciation and amortization	—	—	—	—	3	—	3
Gains on dispositions	—	—	—	—	(1)	—	(1)

Operating (loss) income	—	—	—	(9)	1	—	(8)
Equity in earnings of Discovery Communications Holding, LLC	—	—	—	142	—	—	142
Equity in loss of subsidiaries	—	—	—	(146)	—	146	—
Other non-operating income, net	—	—	—	1	7	—	8

(Loss) income from continuing operations before income taxes	—	—	—	(12)	8	146	142

Provision for income taxes	—	—	—	(56)	—	—	(56)

(Loss) income from continuing operations, net of taxes	—	—	—	(68)	8	146	86

Loss from discontinued operations, net of tax	—	—	—	—	(154)	—	(154)

Net loss	—	—	—	(68)	(146)	146	(68)

Less net income attributable to non-controlling interests	—	—	—	—	—	—	—

Net loss attributable to Discovery Communications, Inc.	$—	$—	$—	$(68)	$(146)	$146	$(68)

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Net income	$560	$569	$648	$146	$374	$(1,738)	$559
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Share-based compensation expense	1	—	104	123	—	—	228
Depreciation and amortization	—	—	49	106	—	—	155
Impairment charges	—	—	26	6	—	—	32
Gains on dispositions	—	—	(252)	—	—	—	(252)
Gains on sales of investments	—	—	(13)	(2)	—	—	(15)
Equity in earnings of subsidiaries	(564)	(648)	(147)	—	(379)	1,738	—
Deferred income taxes	—	—	(22)	8	7	—	(7)
Other noncash expenses (income), net	—	5	(51)	78	—	—	32

Changes in operating assets and liabilities:
Receivables, net	—	—	(1)	(35)	(1)	—	(37)
Accounts payable and accrued liabilities	34	(1)	(36)	36	7	—	40
Other, net	—	11	(57)	(73)	(8)	—	(127)

Cash provided by (used in) operating activities	31	(64)	248	393	—	—	608

Investing Activities
Purchases of property and equipment	—	—	(23)	(31)	(3)	—	(57)
Proceeds from dispositions	—	—	300	—	—	—	300
Other investing activities, net	—	—	22	1	—	—	23

Cash provided by (used in) investing activities	—	—	299	(30)	(3)	—	266

Financing Activities
Net repayments of revolver loans	—	—	(315)	—	—	—	(315)
Borrowings from long-term debt, net of discount and issuance costs	—	478	492	—	—	—	970
Principal repayments of long-term debt	—	(19)	(993)	—	—	—	(1,012)
Principal repayments of capital leases obligations	—	—	(4)	(10)	—	—	(14)
Cash distributions to non-controlling interest	—	—	—	(13)	—	—	(13)
Proceeds from stock option exercises	28	—	—	—	—	—	28
Intercompany contributions and other financing activities, net	(59)	(395)	736	(285)	3	—	—

Cash (used in) provided by financing activities	(31)	64	(84)	(308)	3	—	(356)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	—	5

Change in cash and cash equivalents	—	—	463	60	—	—	523
Cash and cash equivalents, beginning of period	—	—	13	84	3	—	100

Cash and cash equivalents, end of period	$—	$—	$476	$144	$3	$—	$623

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Net income	$317	$455	$520	$135	$167	$(1,149)	$445
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Share-based compensation (benefit) expense	—	—	(71)	5	—	—	(66)
Depreciation and amortization	—	—	48	136	48	—	232
Impairment charges	—	—	—	30	—	—	30
Gains on dispositions	—	—	—	—	(76)	—	(76)
Equity in earnings of subsidiaries	(319)	(520)	(119)	—	(191)	1,149	—
Deferred income taxes	—	—	96	21	73	—	190
Other noncash expenses (income), net	5	(3)	10	120	(2)	—	130
Changes in operating assets and liabilities, net of discontinued operations:
Receivables, net	—	—	(28)	(1)	(16)	—	(45)
Content rights, net	—	—	(26)	(119)	—	—	(145)
Accounts payable and accrued liabilities	(11)	(6)	(2)	(45)	18	—	(46)
Other, net	(2)	(11)	(33)	(33)	(1)	—	(80)

Cash (used in) provided by operating activities	(10)	(85)	395	249	20	—	569

Investing Activities
Purchases of property and equipment	—	—	(28)	(41)	(33)	—	(102)
Net cash acquired from Newhouse Transaction	—	—	—	45	—	—	45
Business acquisitions, net of cash acquired	—	—	—	(8)	—	—	(8)
Proceeds from dispositions	—	—	—	—	139	—	139
Other investing activities, net	—	—	—	—	24	—	24

Cash (used in) provided by investing activities	—	—	(28)	(4)	130	—	98

Financing Activities
Ascent Media Corporation spin-off	—	—	—	—	(356)	—	(356)
Net repayments of revolver loans	—	—	(23)	(102)	—	—	(125)
Principal repayments of long-term debt	—	(15)	(242)	—	—	—	(257)
Principal repayments of capital leases obligations	—	—	(2)	(27)	—	—	(29)
Intercompany contributions and other financing activities, net	10	100	(87)	(30)	—	—	(7)

Cash provided by (used in) financing activities	10	85	(354)	(159)	(356)	—	(774)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	—	(2)

Change in cash and cash equivalents	—	—	13	84	(206)	—	(109)
Cash and cash equivalents of continuing operations, beginning of period	—	—	—	—	8	—	8
Cash and cash equivalents of discontinued operations, beginning of period	—	—	—	—	201	—	201

Cash and cash equivalents, end of period	$—	$—	$13	$84	$3	$—	$100

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Discovery Holding Company	Non- Guarantor	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Net loss	$—	$—	$—	$(68)	$(146)	$146	$(68)
Adjustments to reconcile net loss to cash provided by operating activities:
Share-based compensation expense	—	—	—	—	1	—	1
Depreciation and amortization	—	—	—	—	68	—	68
Impairment charges	—	—	—	—	165	—	165
Gains on dispositions	—	—	—	—	(1)	—	(1)
Equity in earnings of Discovery Communications Holding, LLC	—	—	—	(142)	—	—	(142)
Equity in loss of subsidiaries	—	—	—	146	—	(146)	—
Deferred income taxes	—	—	—	56	—	—	56
Other noncash income, net	—	—	—	—	(8)	—	(8)
Changes in operating assets and liabilities, net of discontinued operations:
Receivables, net	—	—	—	—	4	—	4
Accounts payable and accrued liabilities	—	—	—	15	(26)	—	(11)
Other, net	—	—	—	—	(6)	—	(6)

Cash provided by operating activities	—	—	—	7	51	—	58

Investing Activities
Purchases of property and equipment	—	—	—	—	(47)	—	(47)
Proceeds from dispositions	—	—	—	—	2	—	2
Other investing activities, net	—	—	—	—	30	—	30

Cash used in investing activities	—	—	—	—	(15)	—	(15)

Financing Activities						—
Proceeds from stock option exercises	—	—	—	—	13	—	13
Other financing activities, net	—	—	—	—	(1)	—	(1)

Cash provided by financing activities	—	—	—	—	12	—	12

Change in cash and cash equivalents	—	—	—	7	48	—	55
Cash and cash equivalents of continuing operations, beginning of period	—	—	—	1	—	—	1
Cash and cash equivalents of discontinued operations, beginning of period	—	—	—	—	153	—	153

Cash and cash equivalents, end of period	$—	$—	$—	$8	$201	$—	$209

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management of the Company regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting” and incorporated herein by reference.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to Discovery Communications, Inc.’s (“Discovery” or the” Company”) definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Company’s fiscal year end.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors, audit committee, and audit committee financial experts of the Company is set forth in Discovery’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the captions “Proposal 1: Election of Directors” and “Committees of the Board of Directors,” respectively, and is incorporated herein by reference.

Information regarding executive officers is set forth in Item 8 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Discovery Communications, Inc.” as permitted by Form 10-K General Instruction G(3).

Discovery has adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all of its directors, officers and employees. The Board approved the Code in September 2008 and reviews it regularly. A copy of the Code and any amendments or waivers that would be required to be disclosed under applicable SEC rules are available on the Company’s website at www.discoverycommunications.com.

ITEM 11.	Executive Compensation.

Information regarding executive compensation, director compensation, compensation committee interlocks and insider participation, and the compensation committee report is set forth in Discovery’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Board Compensation,” “Report of the Compensation Committee,” and “Report of the Equity Compensation Subcommittee of the Compensation Committee,” respectively, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management and related stockholder matters is set forth in Discovery’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the captions “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners of Discovery,” and “Security Ownership of Discovery Management,” respectively, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence is set forth in Discovery’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions,” “Policy Governing Related Person Transactions,” and “Director Independence,” respectively, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is set forth in Discovery’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the captions “Description of Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Discovery Communications, Inc. are filed as part of Item 8 of this Annual Report on Form 10-K:

2. Financial Statement Schedules:

i.	All financial statement schedules required to be filed pursuant to Item 8 and Item 15(c) of Form 10-K have been omitted as the required information is not applicable, not material, or is set forth in the consolidated financial statements or notes thereto.

ii.	The following separate consolidated financial statements of Discovery Communications Holding, LLC are filed in Part IV of this Annual Report on Form 10-K pursuant to U.S. Securities and Exchange Commission (“SEC”) Regulation S-X Rule 3-09, Separate Financial Statements of Subsidiaries not Consolidated and 50 Percent or Less Owned Persons:

Page
Report of Independent Registered Public Accounting Firm	134
Report of Independent Registered Public Accounting Firm	135
Consolidated Balance Sheet of Discovery Communications Holding, LLC as of December 31, 2007	136
Consolidated Statement of Operations of Discovery Communications Holding, LLC for the period from May 15, 2007 through December 31, 2007	137
Consolidated Statement of Operations of Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC and not the current registrant) for the period from January 1, 2007 through May 14, 2007	137
Consolidated Statement of Cash Flows of Discovery Communications Holding, LLC for the period from May 15, 2007 through December 31, 2007	138
Consolidated Statement of Cash Flows of Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC and not the current registrant) for the period from January 1, 2007 through May 14, 2007	138
Consolidated Statement of Changes in Members’ Equity of Discovery Communications Holding, LLC for the period from May 15, 2007 through December 31, 2007	139
Consolidated Statement of Stockholders’ Deficit of Discovery Communications, Inc. (the predecessor entity to Discovery Communications Holding, LLC and not the current registrant) for the period from January 1, 2007 through May 14, 2007	139
Notes to Consolidated Financial Statements	140

3.	The following exhibits are filed as part of this Annual Report on Form 10-K pursuant to Item 601 of SEC Regulation S-K and Item 15(b) of Form 10-K:

Exhibit No.	Document

3.1	Form of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 2”))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the 8-K filed on November 16, 2009 (SEC File No. 1-34177))

4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (the “Registration Statement”))

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	Specimen certificate for shares of the Registrant’s Series C common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.4	Form of Registration Rights Agreement, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement)

4.5	Form of Rights Agreement, by and between Discovery Communications, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.6	Amendment No. 1 to Rights Agreement between Discovery Communications, Inc. and Computershare Trust Company, N.A. dated December 10, 2008 (incorporated by reference to Exhibit 4.1 to the 8-K filed on December 11, 2008)

4.7	Amendment and Restatement Agreement regarding $700,000,000 Senior Unsecured Notes, dated as of November 4, 2005, between Discovery Communications, Inc. and the Holders of Notes listed therein, and attached thereto, the Amended and Restated Note Purchase Agreement, dated as of November 4, 2005, between Discovery Communications, Inc. and the Holders of Notes listed therein as Purchasers (the “2001 Note Purchase Agreement”) (incorporated by reference to Exhibit 4.7 to the Registration Statement)

4.8	First Amendment to 2001 Note Purchase Agreement, dated as of April 11, 2007, between Discovery Communications, Inc. and the Holders of Notes listed therein as Noteholders (incorporated by reference to Exhibit 4.8 to the Registration Statement)

4.9	Amendment and Restatement Agreement regarding $290,000,000 Senior Unsecured Notes, dated as of November 4, 2005, between Discovery Communications, Inc. and the Holders of Notes listed therein, and attached thereto, the Amended and Restated Note Purchase Agreement dated as of November 4, 2005, between Discovery Communications, Inc. and the Holders of Notes listed therein as Purchasers (the “2002 Note Purchase Agreement”) (incorporated by reference to Exhibit 4.9 to the Registration Statement)

4.10	First Amendment to 2002 Note Purchase Agreement dated as of April 11, 2007, between Discovery Communications, Inc. and the Holders of Notes listed therein as Noteholders (incorporated by reference to Exhibit 4.10 to the Registration Statement)

4.11	Note Purchase Agreement, dated as of December 1, 2005, between Discovery Communications, Inc. and the Holders of Notes listed therein as Purchasers (the “2005 Note Purchase Agreement”) (incorporated by reference to Exhibit 4.11 to the Registration Statement)

4.12	First Amendment to 2005 Note Purchase Agreement, dated as of April 11, 2007, between Discovery Communications, Inc. and the Holders of Notes listed therein as Noteholders (incorporated by reference to Exhibit 4.12 to the Registration Statement)

Exhibit No.	Document

4.13	Credit, Pledge and Security Agreement, dated as of May 14, 2007, among Discovery Communications Holding, LLC, as Borrower, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, The Royal Bank of Scotland, plc, Toronto Dominion (Texas), Inc., and Wachovia Bank, National Association, as Document Agents, Banc of America Securities LLC and J.P. Morgan Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, and the other lenders that are parties thereto (the “Credit Agreement) (incorporated by reference to Exhibit 4.17 to the Registration Statement)

4.14	Amendment No. 1 dated May 14, 2009 to the Credit Agreement dated May 14, 2007, among Discovery Communications, LLC, as Borrower, Bank of America, N.A., as Administrative Agent and the lenders that are party thereto (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 4, 2009)

4.15	Credit Agreement Supplement No. 1 dated May 14, 2009, among Discovery Communications, LLC, as Borrower, Bank of America, N.A., as Administrative Agent and the lenders that are party thereto (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 4, 2009)

4.16	Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009)

4.17	Supplemental Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2009)

10.1	Discovery Communications U.S. Executive Relocation Policy (incorporated by reference to Exhibit 10.1 to the Registration Statement)

10.2	Discovery Communications Executive Benefit Summary (incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3	Discovery Communications Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4	Amended and Restated Discovery Communications, LLC Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2009)

10.5	Amended and Restated Discovery Appreciation Plan (incorporated by reference to Exhibit 10.8 to the 8-K filed on December 11, 2008)

10.6	Form of Discovery Communications, Inc. 2005 Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.6 to Amendment No. 2)

10.7	Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007)

10.8	Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007)

10.9	Employment Agreement, dated as of November 28, 2006, between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 1”))

10.10	Addendum to Employment Agreement dated September 9, 2009 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.2 to the 10-Q filed on November 3, 2009)

10.11	Amended and Restated Employment Agreement, dated as of April 2, 2008, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.12 to the Amendment No. 1)

Exhibit No.	Document

10.12	Equity Stake Transition Agreement, dated as of November 5, 2008, between John Hendricks and Discovery Communications (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on February 26, 2009)

10.13	Letter Agreement, dated as of July 30, 2008, between John Hendricks and the Compensation Committee of Discovery Communications, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2)

10.14	Employment Agreement, dated as of June 11, 2008, between Brad Singer and Discovery Communications, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 2)

10.15	Amendment to Employment Agreement dated July 1, 2009 between Brad Singer and Discovery Communications, LLC (incorporated by reference to the Form 10-Q filed on November 3, 2009)

10.16	Amended and Restated Employment Agreement dated as of March 6, 2008 by and between Discovery Communications, LLC and Adria Alpert-Romm (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 4, 2009)

10.17	Amended and Restated Employment Agreement dated as of March 7, 2008 by and between Discovery Communications, LLC and Joseph A. LaSala, Jr. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on May 4, 2009)

10.18	Form of Escrow Agreement, by and among Discovery Communications, Inc., Advance/Newhouse Programming Partnership, and the escrow agent (incorporated by reference to Exhibit 10.17 to Amendment No. 2)

10.19	Brad Singer Option Agreement (standard terms) (incorporated by reference to Exhibit 10.1 to the 8-K filed on October 7, 2008)

10.20	Form of John Hendricks Option Agreement (incorporated by reference to Exhibit 10.4 to the 8-K filed on October 7, 2008)

10.21	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 8-K filed on October 7, 2008)

10.22	Form of Cash-Settled Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.6 to the 8-K filed on October 7, 2008)

10.23	Form of 7-year Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.7 to the 8-K filed on October 7, 2008)

10.24	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 9, 2009)

10.25	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 4, 2009)

10.26	Form of Performance Restricted Stock Agreement

10.27	Form of Nonqualified Stock Option Grant Agreement

10.28	Form of Cash-Settled Stock Appreciation Right Agreement

10.29	Form of Restricted Stock Unit Grant Agreement

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21	List of Subsidiaries of Discovery Communications, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of PricewaterhouseCoopers LLP

23.3	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Document

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Members of

Discovery Communications Holding, LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in members’ equity and of cash flows, present fairly, in all material respects, the financial position of Discovery Communications Holding, LLC (Successor Company) and its subsidiaries at December 31, 2007 and the results of their operations and their cash flows for the period from May 15, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Discovery Communications, Inc:

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders’ deficit and of cash flows, present fairly, in all material respects, the results of operations and cash flows of Discovery Communications, Inc. (Predecessor Company) and its subsidiaries for the period from January 1, 2007 to May 14, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 14, 2008

DISCOVERY COMMUNICATIONS HOLDING, LLC

CONSOLIDATED BALANCE SHEET

Successor
As of December 31, 2007
(Amounts in millions,
except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$45
Receivables, less allowance of $22	742
Inventories	10
Content rights, net	79
Deferred income taxes	104
Prepaid expenses and other current assets	97

Total current assets	1,077
Investments	101
Noncurrent content rights, net	1,048
Deferred launch incentives	243
Property and equipment, net	397
Goodwill	4,870
Intangible assets, net	182
Other noncurrent assets	42

Total assets	$7,960

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$268
Accrued payroll and employee benefits	184
Content rights payable	56
Launch incentives payable	1
Income taxes payable	24
Deferred revenues	78
Current portion of long-term incentive plan liability	141
Current portion of long-term debt	32
Other current liabilities	66

Total current liabilities	850
Derivative financial instruments, less current portion	49
Content rights payable, less current portion	2
Launch incentives payable, less current portion	6
Long-term debt	4,109
Deferred income taxes	11
Other noncurrent liabilities	176

Total liabilities	5,203
Commitments and contingencies (Note 12)
Redeemable interests in subsidiaries	49
Members’ equity:
Members’ units (51,119 units issued, less 13,319 units repurchased and retired)	2,533
Retained earnings	185
Accumulated other comprehensive loss	(10)

Total members’ equity	2,708

Total liabilities and members’ equity	$7,960

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS HOLDING, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	May 15, 2007 through December 31, 2007	January 1, 2007 through May 14, 2007
	(Amounts in millions)
Revenues:
Distribution	$930	$547
Advertising	875	470
Other	223	82

Total revenues	2,028	1,099
Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization listed below	792	375
Selling, general and administrative	823	473
Depreciation and amortization expense	83	48
Asset impairments	—	26
Exit and restructuring costs	9	11
Gain on business disposition	(135)	—

Total operating costs and expenses	1,572	933

Operating income	456	166
Other (expense) income:
Equity in earnings of unconsolidated affiliates	5	4
Realized and unrealized (losses) gains from non- hedged derivative instruments, net	(11)	2
Minority interests	(7)	(1)
Interest expense, net	(180)	(69)
Other, net	(1)	—

Total other expense, net	(194)	(64)

Income from continuing operations before income taxes	262	102
Provision for income taxes	(25)	(52)

Income from continuing operations	237	50
Loss from discontinued operations, net of tax	(52)	(13)

Net income	$185	$37

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS HOLDING, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	May 15, 2007 through December 31, 2007	January 1, 2007 through May 14, 2007
	(Amounts in millions)
Operating Activities
Net income	$185	$37
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization expense	83	51
Amortization of deferred launch incentives and representation rights	58	37
Asset impairments	28	26
Gain on business disposition	(135)	—
Provision for losses on receivables	—	2
Long-term incentive plan expense	78	63
Equity in earnings of unconsolidated affiliates	(5)	(4)
Deferred income taxes	(71)	11
Realized and unrealized losses (gains) from non- hedged derivative instruments, net	11	(2)
Minority interests	7	1
Other charges (income)	2	(4)
Changes in operating assets and liabilities, net of business acquisitions and dispositions:
Receivables	(46)	(29)
Inventories	22	5
Content rights, net	111	(3)
Deferred launch incentives	(26)	(198)
Other assets	28	(24)
Accounts payable and accrued liabilities	120	(93)
Long-term incentive plan liability	(76)	(8)

Cash provided by (used in) operating activities	374	(132)

Investing Activities
Purchases of property and equipment	(56)	(25)
Business acquisitions, net of cash acquired	(306)	—
Redemption of interests in subsidiaries	—	(44)
Cash used in investing activities	(362)	(69)

Financing Activities
Proceeds from issuance of long-term debt	1,286	211
Payments of long-term debt and capital leases	(12)	(2)
Deferred financing fees	(5)	—
Repurchase of members’ interest	(1,284)	—
Other financing activities, net	(17)	(2)

Cash (used in) provided by financing activities	(32)	207
Effect of exchange rate changes on cash and cash equivalents	3	4

Change in cash and cash equivalents	(17)	10
Cash and cash equivalents, beginning of period	62	52

Cash and cash equivalents, end of period	$45	$62

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS HOLDING, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND MEMBERS’ EQUITY

	Additional Paid-in Capital/ Members’ Equity	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit/ Members’ Equity
	(Amounts in millions)
Predecessor:
Balance as of December 31, 2006	$21	$(306)	$24	$(261)
Net income for the period January 1, 2007 through May 14, 2007	—	37	—	37
Foreign currency translation adjustments, net of tax of $5	—	—	8	8
Unrealized gain on securities, net of tax of $1	—	—	1	1

Comprehensive income	—	—	—	46
Cumulative effect for the adoption of FIN 48	—	(5)	—	(5)

Balance as of May 14, 2007	$21	$(274)	$33	$(220)

Successor:
Formation of Successor Company Pushdown of investor basis	$4,392	$—	$—	$4,392
Net income for the period May 15, 2007 through December 31, 2007	—	185	—	185
Foreign currency translation adjustments, net of tax of $4	—	—	7	7
Unrealized gain on securities, net of tax of $2	—	—	3	3
Changes from hedging activities, net of tax of $12	—	—	(20)	(20)

Comprehensive income	—	—	—	175
Repurchase of members’ interest	(1,859)			(1,859)

Balance as of December 31, 2007	$2,533	$185	$(10)	$2,708

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

The formation of Discovery required “pushdown” accounting and each shareholder’s basis has been pushed down to Discovery. The pushdown of the investors’ bases resulted in the recording of approximately $4.6 billion of additional goodwill, which had been previously recorded on the investors’ books. No other basis differentials existed on the investors’ books; therefore, no other assets or liabilities were adjusted. The application of push down accounting represents the termination of the predecessor reporting entity, DCI, and the creation of the successor reporting entity, Discovery. Accordingly, the results for the year ended December 31, 2007 are required to be presented as two distinct periods. The “Predecessor” period refers to the period from January 1, 2007 through May 14, 2007, and the “Successor” period refers to the period from May 15, 2007 through December 31, 2007. Accordingly, a vertical black line is shown to separate the Company financial statements from those of the Predecessor Company for the period January 1, 2007 through May 14, 2007. As the entire pushdown was associated with non-amortizable goodwill, there was no adjustment to the income statement during the Successor period as a result of this transaction.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised in December 2003 (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. Variable Interest Entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders possess rights not proportionate to their ownership. The equity method of accounting is used for affiliates over which the Company exercises significant influence but does not control.

All inter-company accounts and transactions have been eliminated in consolidation.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires (a) the non-controlling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly presented in the statement of income. FAS 160 is effective for the Company’s 2009 fiscal year. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company is currently assessing the potential effect of FAS 160 on its financial statements.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $108 million and $72 million were incurred from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively.

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

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”), requires every derivative instrument to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company uses financial instruments designated as cash flow hedges. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) as interest expense is recorded for debt. The Company uses the cumulative dollar offset method to assess effectiveness. To be highly effective, the ratio calculated by dividing the cumulative change in the value of the actual swap by the cumulative change in the hypothetical swap must be between 80% and 125%. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company uses derivatives instruments principally to manage the risk associated with the movements of foreign currency exchange rates and changes in interest rates that will affect the cash flows of its debt transactions. Refer to Note 16 for additional information regarding derivative instruments held by the Company and risk management strategies.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the weighted average cost method.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Capitalized Software Costs

All capitalized software costs are for internal use. Capitalization of costs occurs during the application development stage. Costs incurred during the pre and post implementation stages are expensed as incurred. Capitalized costs are amortized on a straight-line basis over their estimated useful lives of one to five years. Unamortized capitalized costs totaled $57 million at December 31, 2007. Software costs of $9 million and $7 million were capitalized from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. Amortization of capitalized software costs totaled $13 million and $7 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. There were no write-offs for capitalized software costs during 2007.

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

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Launch Incentives

Consideration issued to cable and satellite distributors in connection with the execution of long-term network distribution agreements is deferred and amortized on a straight-line basis as a reduction to revenue over the terms of the agreements. Obligations for fixed launch incentives are recorded at the inception of the agreement. Following the renewal of a distribution agreement, the remaining deferred consideration is amortized over the extended period. Amortization of deferred launch incentives and interest on unpaid deferred launch incentives was $61 million and $39 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. During 2007, in connection with the settlement of terms under a pre-existing distribution agreement, Discovery completed negotiations for the renewal of long-term distribution agreements for certain of its U.K. networks and paid a distributor $196 million, most of which is being amortized over a five year period.

Foreign Currency Translation

The Company’s foreign subsidiaries’ assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation adjustments are included as a separate component of stockholders’ deficit/members’ equity in accumulated other comprehensive income (loss). Intercompany accounts of a trading nature are revalued at exchange rates in effect at each month end and are included as part of operating income in the consolidated Statements of Operations.

Long-term Incentive Plans

Under the Company’s long-term incentive plans, eligible employees receive cash settled unit awards indexed to the price of Class A DHC stock. As the units are indexed to the equity of another entity, the Company treats the units similar to a derivative, by determining their fair value each reporting period. The Company attributes compensation expense for the new awards on a straight-line basis; the Company attributes compensation expense for the initial grant of partially vested units by continuing to apply the FASB Interpretation No. 28, Accounting for Stock Issued to Employees (“FIN 28”) model that was utilized over the awards’ original vesting periods. Once units are fully vested, the Company recognizes all mark-to-market adjustments to fair value in each period as compensation expense. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), regarding the classification of compensation expense associated with share-based payment awards. By applying the provisions of SAB 107, all long term incentive compensation expense is recorded as a component of selling, general and administrative expenses.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Treasury Units

Treasury units are accounted for using the cost method by DCI, the Predecessor. The repurchased units are held in treasury and are presented as if retired. There was no treasury unit activity from January 1, 2007 through May 14, 2007. Discovery, the Successor, purchased and retired the membership units owned by Cox. (Refer to Note 1 Description of Business and Basis of Presentation.)

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

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3. SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	May 15, 2007 through December 31, 2007	January 1, 2007 through May 14, 2007
	(Amounts in millions)
Cash paid for acquisitions:
Fair value of assets acquired	$419	$—
Fair value of liabilities assumed	(113)	—

Cash paid for business acquisitions, net of cash acquired	$306	$—

Cash paid for interest	$180	$78
Cash paid for income taxes	$58	$17

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

On July 31, 2007, the Company acquired Treehugger.com, an eco-lifestyle website for $10 million. As of December 31, 2007, $2 million of this purchase price has not yet been paid. The results of operations have been included in the consolidated financial statements since that date. The acquisition furthers the Company’s goal of developing original programming related to the environment, sustainable development, conservation and organic living. The Company also has certain contingent considerations in connection with this acquisition payable in the event specific business metrics are achieved totaling up to $6 million over two years, which could result in the recording of additional goodwill.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Asset (Liability)	HSW, Animal Planet and Treehugger, Combined
(Amounts in millions)
Current assets and content	$23
Investment in HSWi stock	79
Other tangible assets	1
Finite-lived intangibles (including brand names, customer lists and trademarks)	119
Goodwill	198
Liabilities assumed	(15)
Deferred taxes	(45)
Estimated redemption liability to HSW shareholders	(54)

Cash paid, net of cash acquired	$306

During February 2006, DCI acquired 98% of DMAX (formerly known as XXP), a free-to-air network in Germany for $60 million primarily in cash. The results of operations have been included in the consolidated financial statements since that date. The acquisition of a free-to-air network is intended to support strengthening global presence. During 2007, Discovery acquired the remaining 2% in conjunction with the return of purchase escrow balances, for a net cash return amount of $8 million.

In 2006, DCI acquired Petfinder.com, a facilitator of pet adoptions and PetsIncredible, a producer and distributor of pet-training videos. During 2007, the former owners earned payment of certain contingent consideration in connection with this acquisition, resulting in the addition of $11 million in goodwill.

In 2006 DCI also acquired Academy123, Inc., a provider of on-line supplemental, educational content focusing largely on mathematics and sciences. In May 2007, Discovery recorded an asset impairment of $21 million, including $12 million of goodwill, for goodwill and intangible assets established during 2006 related to Academy 123, Inc. The business had not been integrated into the education reporting unit, and management decided to scale back its education business to consumers

5. DISCONTINUED OPERATIONS

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

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts related to Retail have been segregated from continuing operations and included in loss from discontinued operations in the consolidated statements of income:

	Successor	Predecessor
	May 15, 2007 through December 31, 2007	January 1, 2007 through May 14, 2007
	(Amounts in millions)
Revenue	$30	$27
Loss from discontinued operations before income taxes	$(81)	$(18)
Loss from discontinued operations, net of tax	$(52)	$(13)

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

Amortization of content rights is recorded as a component of cost of revenues and was $558 million and $257 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. Amortization of content rights includes incremental amortization for certain programs to net realizable value of $172 million and $2 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. The $172 million of incremental amortization includes an impairment charge of $129 million at U.S. Networks, where new programming leadership evaluated the networks’ programming portfolio assets and identified certain programming which no longer fit the go forward strategy of the network. The Company wrote off those assets no longer intended for use.

The Company estimates that approximately 96% of unamortized costs of content rights at December 31, 2007 will be amortized within the next three years. The Company expects to amortize $434 million of unamortized content rights, not including in-process, not released, and prepaid productions, during the next twelve months.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. PROPERTY AND EQUIPMENT

Successor
Property and Equipment	December 31, 2007
(Amounts in millions)
Equipment and software	$479
Land	29
Buildings	154
Furniture, fixtures, leasehold improvements and other	151
Assets in progress	14

Property and equipment, at cost	827
Accumulated depreciation and amortization	(430)

Property and equipment, net	$397

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost and accumulated depreciation of equipment under capital leases was $53 million at December 31, 2007. Depreciation and amortization of property and equipment, including equipment under capital lease was $57 million and $40 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. Depreciation and amortization of property and equipment for Retail discontinued operations was $3 million from January 1, 2007 through May 14, 2007, exclusive of impairment write-downs.

8. GOODWILL AND INTANGIBLE ASSETS

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

Amortization of intangible assets totaled $22 million and $37 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. The Company estimates that unamortized costs of intangible assets at December 31, 2007 will be amortized over the next five years as follows: $53 million in 2008, $41 million in 2009, $37 million in 2010, $20 million in 2011, and $12 million in 2012.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. INVESTMENTS

The following table outlines the Company’s less than wholly-owned ventures and the method of accounting during 2007:

Affiliates:	Accounting Method

Joint Ventures with the BBC:
JV Programs LLC (“JVP”)	Consolidated
Joint Venture Network LLC (“JVN”)	Consolidated
Animal Planet Europe	Consolidated
Animal Planet Latin America	Consolidated
People & Arts Latin America	Consolidated
Animal Planet Asia	Consolidated
Animal Planet Japan	Consolidated
Animal Planet Canada	Equity

Other Ventures:
Animal Planet United States (Note 11)	Consolidated
Discovery Canada	Equity
Discovery Japan	Equity
Discovery Health Canada	Equity
Discovery Kids Canada	Equity
Discovery Civilization Canada	Equity
HSWi (Note 4)	Equity

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

Other Ventures

The Company is a partner in international joint venture cable and satellite television networks. The Company also acquired an equity interest in HSWi stock as a result of its acquisition of HSW. DCI provided no funding to the equity ventures in 2007. At December 31, 2007, the Company’s maximum exposure to loss as a result of its involvement with the equity joint ventures is the $47 million investment book value and future operating losses, should they occur, of the equity joint ventures that the Company is obligated to fund.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. DEBT

Successor
December 31, 2007
(Amounts in millions)
$1.0 billion Term Loan A due quarterly December 2008 to October 2010	$1,000
$1.6 billion Revolving Loan, due October 2010	338
€260 million Revolving Loan, due April 2009	94
$1.5 billion Term Loan B due quarterly September 2007 to May 2014	1,492
8.06% Senior Notes, semi-annual interest, due March 2008	180
7.45% Senior Notes, semi-annual interest, due September 2009	55
8.37% Senior Notes, semi-annual interest, due March 2011	220
8.13% Senior Notes, semi-annual interest, due September 2012	235
Floating Rate Senior Notes, semi-annual interest, due December 2012	90
6.01% Senior Notes, semi-annual interest, due December 2015	390
£10 million Uncommitted Facility, due August 2008	9
Obligations under capital leases	37
Other notes payable	1

Subtotal	4,141
Less: current portion	(32)

Total long-term debt	$4,109

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

At the end of 2007 there was $1.3 billion outstanding ($1.0 billion Term A and $338 million Revolving Loan) under the facility with a weighted average interest rate of 5.61%. The amount available under the facility was $1.2 billion, net of amounts committed for standby letters of credit of $3 million issued. The average interest rate under the U.S. Credit Facility was 6.11% and 6.22% from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. The Company’s debt agreements have certain restrictions on the payment of dividends from subsidiaries.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11. REDEEMABLE INTERESTS IN SUBSIDIARIES

Animal Planet LP

As of December 31, 2006, one of the DCI’s stockholders held 44,000 senior preferred partnership units of Animal Planet LP (“APLP”) that had a redemption value of $44 million and carried a rate of return ranging from 8.75% to 13%. APLP’s senior preferred partnership units were called by DCI in January 2007 for $44 million plus accrued interest of $1 million. Preferred returns were recorded as a component of interest expense based on a constant rate of return of 10.75% through the full term and aggregated $5 million in 2006. DCI reversed $5 million of accrued interest upon exercise of the call.

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

Based on the Company’s calculated performance benchmarks, the Company believes the BBC has the right to put their interests as of December 2005. The BBC has 90 days following the valuation of the Channel Groups by an independent appraiser to exercise their right. During 2006 DCI was notified that the BBC is evaluating whether to execute their rights under the agreement. As of December 31, 2007, the BBC and the Company are assigning a valuation firm to formally assess the performance benchmarks and the BBC’s right to put. The Company has accreted to an estimated redemption value of $49 million as of December 31, 2007, based on certain estimates and legal interpretations. Changes in these assumptions could materially impact current estimates. Accretion to the redemption value has been recorded as a component of minority interest expense of $2 million and $1 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. COMMITMENTS AND CONTINGENCIES

	Successor
	Year Ending December 31,
Future Minimum Payments	Leases	Content	Other	Total
	(amounts in millions)
2008	$81	$269	$106	$456
2009	66	67	86	219
2010	57	41	71	169
2011	41	40	24	105
2012	35	41	4	80
Thereafter	134	41	—	175

Total	$414	$499	$291	$1,204

Expenses recorded in connection with operating leases, including rent expense, for continuing and discontinued operations were $91 million and $53 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. Expenses recorded in connection with operating leases, including rent expense, for discontinued operations were $37 million and $9 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. The Company receives contributions from certain landlords to fund leasehold improvements. Such contributions are recorded as deferred rent and amortized as reductions to lease expense over the lease term. Certain of the Company’s leases provide for rental rates that increase or decrease over time. The Company recognizes operating lease minimum rentals on a straight-line basis over the lease term. The Company’s deferred rent balance was $24 million at December 31, 2007. Approximately $7 million of Discovery’s deferred rent balance was written off and included in discontinued operations following the closure of the retail stores.

Discovery has certain contingent consideration in connection with the acquisition of Treehugger.com payable in the event specific business metrics are achieved totaling up to $6 million over two years (refer to Note 4).

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

13. EMPLOYEE SAVINGS PLANS

The Company maintains employee savings plans, defined contribution savings plans and a supplemental deferred compensation plan for certain management employees, together the “Savings Plans.” The Company contributions to the Savings Plans were $6 million and $6 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively.

14. LONG-TERM INCENTIVE PLANS

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

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Upon voluntary termination of employment, the Company distributes the intrinsic value of the participant’s vested units, if participants agree to comply with post-employment obligations for one year in order to receive remaining benefits. The Company’s cash disbursements under the new plan aggregated $76 million and $8 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively.

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

	Successor	Predecessor
Weighted Average Assumptions	May 15, 2007 through December 31, 2007	January 1, 2007 through May 14, 2007
Risk-free interest rate	3.20%	4.72%
Expected term (years)	1.48	3.87
Expected volatility	27.93%	23.78%
Dividend yield	0%	0%

The weighted average grant date fair values of units granted was $29.65 and $18.66 from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. Compensation expense in connection with the new plan was $79 million and $63 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively.

The following table summarizes information about unit transactions (units in millions) for the new plan:

	Successor		Predecessor
	May 15, 2007 through December 31, 2007		January 1, 2007 through May 14, 2007
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at Beginning of period	26.7	$16.01	26.3	$15.00
Units granted	6.4	29.65	7.8	18.66
Units exercised	(1.1)	15.69	(2.3)	14.01
Units redeemed/cancelled	(5.2)	15.29	(5.1)	15.82

Outstanding at end of period	26.8	19.42	26.7	16.01

Vested at Period-end	6.6	$13.97	6.5	$13.84

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15. INCOME TAXES

Domestic and foreign income before income taxes and discontinued operations is as follows:

	Successor	Predecessor
Income from Continuing Operations before Taxes	May 15, 2007 through December 31, 2007	January 1, 2007 through May 14, 2007
	(Amounts in millions)
Domestic	$255	$87
Foreign	7	15

Income from continuing operations before taxes	$262	$102

Income tax expense from continuing operations for the periods May 15, 2007 through December 31, 2007 and January 1, 2007 through May 14, 2007 is as follows:

	Successor	Predecessor
Income Tax Expense	May 15, 2007 through December 31, 2007	January 1, 2007 through May 14, 2007
	(Amounts in millions)
Current
Federal	$52	$20
State	7	5
Foreign	28	17

Total current income tax provision	87	42
Deferred
Federal	(65)	5
State	10	9
Foreign	2	3

Total deferred income tax (benefit) expense	(53)	17
Change in valuation allowance	(9)	(7)

Total income tax expense	$25	$52

Components of deferred tax assets and liabilities as of December 31, 2007 are as follows:

	Successor
	December 31, 2007
Deferred Income Tax Assets and Liabilities	Current	Non-current
	(Amounts in millions)
Assets:
Loss carry-forwards	$22	$21
Compensation	59	10
Accrued expenses	11	13
Reserves and allowances	9	—
Derivative financial instruments	—	7
Investments	—	14
Depreciation	—	16
Intangibles	—	68

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income tax benefit (expense) from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35.0% as a result of the following:

	Successor	Predecessor
Reconciliation of Effective Tax Rate from Continuing Operations	May 15, 2007 through December 31, 2007	January 1, 2007 through May 14, 2007
Federal statutory rate	35.0%	35.0%
Increase (decrease) in tax rate arising from:
State income taxes, net of Federal benefit	2.4	1.9
Foreign income taxes, net of Federal benefit	7.5	12.8
Non-taxable gain	(17.9)	—
Travel deferred tax liabilities	(20.4)	—
Change in U.S. reserve	3.3	—
Non-deductible goodwill write-off	—	3.9
Domestic production deduction	(1.1)	(1.8)
Other	0.8	(0.6)

Effective income tax rate	9.6%	51.2%

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

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of the implementation of FIN 48, the Company recognized an increase of $36 million in its liability for unrecognized tax benefits, which was offset in part by a corresponding increase of $31 million in deferred tax assets. The remaining $5 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits (without related interest amounts) is as follows:

Reconciliation of Unrecognized Tax Benefits	(Amounts in millions)
Balance at January 1, 2007 (Predecessor)	$91
Additions based on tax positions related to the current year (Successor)	12
Additions for tax positions of prior years (Successor)	17
Reductions for tax positions of prior years (Successor)	(29)
Settlements (Successor)	(2)

Balance at December 31, 2007 (Successor)	$89

Included in the balance at December 31, 2007 are $10 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

The Company’s policy is to classify tax interest and penalties related to unrecognized tax benefits as tax expense. Interest expense related to unrecognized tax benefits recognized was approximately $2 million and $1 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. The Company had accrued approximately $6 million of total interest payable in the tax accounts as of December 31, 2007. Additional interest of $1 million was accrued upon adoption of FIN 48 in the first quarter of its fiscal year 2007, with a corresponding reduction to retained earnings.

16. FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not hold or enter into financial instruments for speculative trading purposes.

The Company’s interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. These instruments include swaps and swaptions to modify interest rate exposure. The variable to fixed interest rate instruments have a notional principal amount of $2.3 billion and have a weighted average interest rate of 4.68% at December 31, 2007. The fixed to variable interest rate agreements have a notional principal amount of $225 million and have a weighted average interest rate of 9.65% at December 31, 2007. At December 31, 2007, the Company held an unexercised interest rate swap put with a notional amount of $25 million at a fixed rate of 5.44%. As a result of unrealized mark-to-market adjustments, ($10) million and $1 million in (losses) gains on these instruments were recorded from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively.

The fair value of these derivative instruments, which aggregate ($50) million at December 31, 2007, is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets. Changes in the fair value of these derivative instruments are recorded as a component of operating cash flows.

DISCOVERY COMMUNICATIONS HOLDING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the total of $2.3 billion, a notional amount of $1.5 billion of these derivative instruments are 100% effective cash flow hedges. The value of these hedges at December 31, 2007 was ($33) million with changes in the mark-to-market value recorded as a component of other comprehensive income (loss), net of taxes. Should any portion of these instruments become ineffective due to a restructuring in the Company’s debt, the monthly changes in fair value would be reported as a component of other income on the Statement of Operations. The Company does not expect any hedge ineffectiveness in the next twelve months.

The foreign exchange instruments used are spot, forward, and option contracts. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At December 31, 2007, the notional amount of foreign exchange derivative contracts was $174 million. As a result of unrealized mark-to-market adjustments, ($3) million and ($1) million in (losses) gains were recognized on these instruments from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. The fair value of these derivative instruments is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets. These derivative instruments did not receive hedge accounting treatment.

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

17. RELATED PARTY TRANSACTIONS

The Company identifies related parties as investors in their consolidated subsidiaries, the Company’s joint venture partners and equity investments, and the Company’s executive management. Transactions with related parties typically result from distribution of networks, production of content, or media uplink services. Gross revenue earned from related parties was $21 million and $47 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. Accounts receivable from these entities were $7 million at December 31, 2007. Purchases from related parties totaled $55 million and $32 million from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively; of these purchases, $5 million and $3 million related to capitalized assets from January 1, 2007 through May 14, 2007 and May 15, 2007 through December 31, 2007, respectively. Amounts payable to these parties totaled $1 million at December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discovery Communications, Inc.
Registrant

By:	/S/ DAVID M. ZASLAV
David M. Zaslav
President and Chief Executive Officer

Date: February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DAVID M. ZASLAV	President and Chief	February 19, 2010
David M. Zaslav	Executive Officer, and Director (Principal Executive Officer)

/S/ JOHN S. HENDRICKS	Founder, Chairman of the Board, and Director	February 19, 2010
John S. Hendricks

/S/ BRADLEY E. SINGER	Senior Executive Vice President	February 19, 2010
Bradley E. Singer	and Chief Financial Officer (Principal Financial Officer)

/S/ THOMAS R. COLAN	Executive Vice President	February 19, 2010
Thomas R. Colan	and Chief Accounting Officer (Principal Accounting Officer)

/S/ ROBERT R. BECK	Director	February 19, 2010
Robert R. Beck

/S/ ROBERT R. BENNETT	Director	February 19, 2010
Robert R. Bennett

/S/ PAUL A. GOULD	Director	February 19, 2010
Paul A. Gould

/S/ LAWRENCE S. KRAMER	Director	February 19, 2010
Lawrence S. Kramer

/S/ JOHN C. MALONE	Director	February 19, 2010
John C. Malone

/S/ ROBERT J. MIRON	Director	February 19, 2010
Robert J. Miron

/S/ STEVEN A. MIRON	Director	February 19, 2010
Steven A. Miron

/S/ M. LAVOY ROBISON	Director	February 19, 2010
M. LaVoy Robison

/S/ J. DAVID WARGO	Director	February 19, 2010
J. David Wargo