Form 10-Q
period 2010-03-31
Discovery Communications, Inc.
filed 2010-04-30
CIK 1437107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of April 27, 2010:

Series A Common Stock, $0.01 par value	135,961,179
Series B Common Stock, $0.01 par value	6,589,084
Series C Common Stock, $0.01 par value	141,753,599

DISCOVERY COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

DISCOVERY COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except par value)

	As of March 31, 2010	As of December 31, 2009
		(recast)
ASSETS
Current assets:
Cash and cash equivalents (including $39 and $40 restricted cash at 2010 and 2009, respectively, Note 4)	$691	$623
Receivables, net	773	812
Content rights, net	73	75
Prepaid expenses and other current assets	184	161

Total current assets	1,721	1,671

Noncurrent content rights, net	1,177	1,207
Property and equipment, net	405	409
Goodwill	6,442	6,433
Intangible assets, net	636	643
Other noncurrent assets	571	589

Total assets	$10,952	$10,952

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$395	$446
Current portion of long-term debt	256	38
Other current liabilities	283	299

Total current liabilities	934	783

Long-term debt	3,235	3,457
Other noncurrent liabilities	350	449
Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	49	49

Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued at 2010 and 2009	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued at 2010 and 2009	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 136 and 135 shares issued at 2010 and 2009, respectively	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued at 2010 and 2009	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 142 shares issued at 2010 and 2009	2	2
Additional paid-in capital	6,618	6,600
Accumulated deficit	(224)	(393)
Accumulated other comprehensive loss	(40)	(21)

Total Discovery Communications, Inc. stockholders’ equity	6,359	6,191
Noncontrolling interests	25	23

Total equity	6,384	6,214

Total liabilities and equity	$10,952	$10,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
		(recast)
Revenues:
Distribution	$445	$422
Advertising	348	301
Other	86	92

Total revenues	879	815

Costs of revenues, excluding depreciation and amortization listed below	269	252
Selling, general and administrative	290	274
Depreciation and amortization	34	38
Restructuring charges	3	3

	596	567

Operating income	283	248

Interest expense, net	(58)	(57)
Other non-operating (expense) income, net	(5)	2

Income before income taxes	220	193
Provision for income taxes	(47)	(70)

Net income	173	123
Less net income attributable to noncontrolling interests	4	4

Net income attributable to Discovery Communications, Inc.	$169	$119

Net income per share attributable to Discovery Communications, Inc. stockholders:
Basic	$0.40	$0.28

Diluted	$0.39	$0.28

Weighted average shares outstanding:
Basic	425	422

Diluted	429	422

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Three Months Ended March 31,
	2010	2009
		(recast)
Operating Activities
Net income	$173	$123
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	44	37
Depreciation and amortization	34	38
Content amortization	185	166
Deferred income taxes	(16)	(22)
Other noncash expenses, net	17	16
Changes in operating assets and liabilities:
Receivables, net	42	31
Purchases of content	(170)	(178)
Accounts payable and accrued liabilities	(100)	(58)
Stock-based compensation liabilities	(49)	(1)
Other, net	(34)	(1)

Cash provided by operating activities	126	151

Investing Activities
Purchases of property and equipment	(12)	(19)
Business acquisitions, net of cash acquired	(38)	—
Other investing activities, net	(15)	(6)

Cash used in investing activities	(65)	(25)

Financing Activities
Net borrowings from revolver loans	—	3
Principal repayments of long-term debt	(5)	(66)
Principal repayments of capital lease obligations	(3)	(3)
Cash distributions to noncontrolling interest	(2)	(5)
Proceeds from stock option exercises	9	—
Other financing activities, net	2	(3)

Cash provided by (used in) financing activities	1	(74)

Effect of exchange rate changes on cash and cash equivalents	6	(4)

Net change in cash and cash equivalents	68	48
Cash and cash equivalents, beginning of period	623	94

Cash and cash equivalents, end of period	$691	$142

Supplemental Cash Flow Information:
Cash paid for interest, net	$(68)	$(60)
Cash paid for taxes, net	$(45)	$(17)

Noncash Transactions:
Assets acquired under capital lease arrangements	$10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Discovery	Noncontrolling	Total Equity	Discovery	Noncontrolling	Total Equity
	Stockholders	Interests		Stockholders	Interests
					(recast)	(recast)

Beginning balance	$6,191	$23	$6,214	$5,536	$21	$5,557
Comprehensive income:
Net income	169	4	173	119	4	123
Other comprehensive loss	(19)	—	(19)	(7)	—	(7)

Total comprehensive income	150	4	154	112	4	116
Cash distributions to noncontrolling interest	—	(2)	(2)	—	(5)	(5)
Issuance of common stock in connection with stock-based plans and other	10	—	10	—	—	—
Stock-based compensation	8	—	8	5	—	5

Ending balance	$6,359	$25	$6,384	$5,653	$20	$5,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading nonfiction media and entertainment company that provides original and purchased programming across multiple distribution platforms throughout the world and owns and operates a diversified portfolio of website properties and other digital services and the Company’s commerce business. Discovery also develops and sells consumer and educational products and services as well as media sound services in the United States (“U.S.”) and internationally. The Company manages and reports its operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television network programming, web brands and other digital services; International Networks, consisting primarily of international cable and satellite television network programming; and Education and Other, consisting principally of curriculum-based service and product offerings and post-production sound services. Financial information for Discovery’s reportable segments is set forth in Note 15.

Basis of Presentation

Changes in Basis of Presentation – Recast

The 2009 financial information has been recast so that the basis of presentation is consistent with that of the 2010 financial information. This recast reflects (i) the adoption of the recent accounting guidance that amends the model for determining whether an entity should consolidate a variable interest entity (“VIE”), which resulted in the deconsolidation of the Oprah Winfrey Network (“OWN”) and Animal Planet Japan (“APJ”) joint ventures for all periods presented (refer to Note 2), and (ii) the realignment of the Company’s commerce business, which is now reported as a component of the U.S. Networks segment for all periods presented whereas it was previously reported as a component of the Commerce, Education and Other segment (refer to Note 15).

Unaudited Interim Financial Statements

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and notes thereto. Management continually re-evaluates its estimates, judgments and assumptions and management’s assessments could change. Actual results may differ from those estimates and could have a material impact on the consolidated financial statements.

Significant estimates inherent in the preparation of the Company’s consolidated financial statements include consolidation of VIEs, accounting for acquisitions, dispositions, allowances for doubtful accounts, content rights, asset impairments, redeemable noncontrolling interests, fair value measurements, revenue recognition, depreciation and amortization, stock-based compensation, income taxes and contingencies.

Consolidation and Accounting for Investments

The consolidated financial statements include the accounts of Discovery, its majority-owned subsidiaries in which a controlling interest is maintained and VIEs for which the Company is the primary beneficiary. Investments in entities over which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary are accounted for using the

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

equity method. Investments in entities over which the Company has no control or significant influence and is not the primary beneficiary are accounted for at fair value or using the cost method. Inter-company accounts and transactions have been eliminated.

Foreign Currency

The functional currency of substantially all of the Company’s international subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date. Foreign currency equity balances are translated at historical rates. Results of operations denominated in foreign currencies are translated at average exchange rates for the respective periods. The resulting asset and liability translation adjustments are included as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in “Operating income” in the Condensed Consolidated Statements of Operations.

Reclassifications

In addition to the recast of the 2009 financial information noted above, certain reclassifications have been made to the 2009 financial information to conform to the 2010 financial information presentation. This reclassification primarily includes the separate presentation of content amortization that was previously included in the change in the content rights asset balance in the Statements of Cash Flows.

NOTE 2. NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

Pronouncements Adopted

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that amends the guidance for interests in VIEs. Among other matters, the guidance amends the approach for determining the primary beneficiary of a VIE by requiring an analysis that places more reliance on qualitative rather than quantitative factors; requires continuous assessments of whether an entity is the primary beneficiary of a VIE; and requires enhanced disclosures about an entity’s involvement with a VIE. Effective January 1, 2010, the Company adopted the provisions of this guidance for all interests in VIEs, which have been retrospectively applied to all periods presented. As a result of adopting the new guidance, the Company changed its accounting for the OWN and APJ joint ventures from consolidation to the equity method of accounting. The new guidance permits prospective or retrospective adoption. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users and is more consistent with the information the Company’s management uses to evaluate its business. Accordingly, the Company has recast the 2009 financial information to reflect the deconsolidation of the OWN and APJ joint ventures and accounting for its interests in these entities using the equity method.

Prior to the adoption of the new guidance, operating losses generated by OWN were allocated 50-50 between the Company and the joint venture counterparty. As the Company has assumed all funding requirements for OWN, under the equity method of accounting Discovery is required to record 100% of OWN’s operating losses up to the Company’s $100 million funding obligation. The increase in the allocation of OWN’s losses to Discovery will result in a reduction of $17 million to the Company’s net income previously reported for the full year ended December 31, 2009, which reflects the portion of OWN’s operating losses previously allocated to the joint venture counterparty. The change in accounting did not impact net income for the three months ended March 31, 2009 or have a significant impact on any other accounts in the consolidated financial statements. The new guidance resulted in a $5 million reduction to net income for the three months ended March 31, 2010.

Fair Value Measurements

In January 2010, the FASB issued guidance that requires additional disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy, and separately presenting information regarding purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. Discovery prospectively adopted the new guidance effective January 1, 2010, except for Level 3 reconciliation disclosures which will be effective for the Company on January 1, 2011. The adoption of the new guidance did not impact the Company’s consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

In August 2009, the FASB issued guidance that reinforces that fair value of a liability is the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Additionally, the update clarifies how the price of an identical or similar debt security that is traded or the price of the liability when it is traded as an asset should be considered in estimating the fair value of the issuer’s liability and that the reporting entity must consider its own credit risk in measuring the liability’s fair value. Effective September 30, 2009, the Company prospectively adopted the new guidance for all liabilities measured at fair value. The adoption of the new guidance resulted in changing the priority level of inputs used to measure the fair value of liabilities associated with the Company’s deferred compensation plan from Level 2 to Level 1 within the fair value measurement hierarchy. However, the guidance did not change the Company’s valuation techniques or impact the amounts or classifications recorded in the Company’s consolidated financial statements.

Pronouncement Not Yet Adopted

Revenue Recognition for Multiple-Element Revenue Arrangements

In October 2009, the FASB issued a new standard that changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables, and expands the disclosures required for multiple-element revenue arrangements. The Company will prospectively adopt the new standard effective January 1, 2011. The adoption will not have a significant impact on the Company’s consolidated financial statements.

NOTE 3. ACQUISITION

On February 17, 2010, the Company acquired all interests in an uplink facility in London, including its employees and operations, for $35 million in cash. The uplink center is used to deliver Discovery’s networks in the United Kingdom and Europe, Africa and the Middle East, and will be integrated into the Company’s International Networks segment. The acquisition will provide the Company more flexibility to expand the distribution of its content. The Company determined that the uplink facility, including its operations, was a business. Accordingly, the purchase price was allocated as follows: $15 million to net assets acquired, $4 million was recorded as a current period charge to settle a preexisting out-of-market contract with the seller, $3 million to acquired intangible assets and $13 million to goodwill. The goodwill, which is amortizable for tax purposes, reflects the value of the acquired workforce and expected cost savings. The uplink facility has been included in the Company’s operating results since the date of acquisition.

NOTE 4. VARIABLE INTEREST ENTITIES

In the normal course of business, the Company enters into joint ventures or makes investments with business partners that support its underlying business strategy and provide it the ability to enter new markets to expand the reach of its brands, develop new programming and distribute its existing content. In certain instances, an entity in which the Company makes an investment may qualify as a VIE. The Company’s investments in entities determined to be VIEs primarily consist of various joint ventures formed with the British Broadcasting Corporation (“BBC”), the Discovery Kids Network joint venture and the OWN joint venture.

As of March 31, 2010 and December 31, 2009, the aggregate carrying values of investments in VIEs accounted for using the equity method was $402 million and $395 million, respectively, which were recorded as a component of “Other noncurrent assets” in the Condensed Consolidated Balance Sheets. For unconsolidated VIEs, the Company’s risk of loss is typically limited to the carrying value of its investments and specified future funding commitments, which were $402 million and $66 million, respectively, as of March 31, 2010. Additionally, the Company may provide an unspecified amount of funding for certain joint ventures on an as-needed basis.

BBC Joint Ventures

The Company’s joint ventures with the BBC principally consist of an entity formed to produce and acquire factual-based content and several cable and satellite television network ventures that deliver programming to audiences in Europe, Latin America and Asia. The Company provides the ventures content, funding, and services such as distribution, technological, sales and administrative support. For most BBC ventures, the Company currently holds a majority of the voting rights. Once certain levels of funding have been repaid, the Company and the BBC equally share voting control. The Company has assumed all funding requirements for the joint ventures. Therefore, losses generated by most ventures are initially allocated to the Company up to the amount of funding that the Company has provided to the ventures, then any remaining losses are allocated to the Company and the BBC. However, the amount of losses allocated to the BBC is limited to the amount of cash that a venture has distributed to the BBC. No cumulative operating losses

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

generated by the ventures have been allocated to the BBC through March 31, 2010. Profits of most ventures are first allocated to the Company to repay any funding provided, with any excess profits allocated to the Company and the BBC.

Based upon the level of equity investment at risk, the Company has determined that the BBC joint ventures are VIEs. The Company has determined that it is the primary beneficiary of most ventures as it controls the activities that are most significant to the joint ventures’ operating performance and success, has assumed all funding requirements and will absorb losses or receive profit that are significant to the joint ventures. Accordingly, the Company consolidates most of the BBC joint ventures. The BBC’s equity interests in the consolidated ventures are reported as noncontrolling interests in the consolidated financial statements.

Certain assets of the consolidated BBC joint ventures are not available to settle obligations of the Company. As of March 31, 2010 and December 31, 2009, the Company’s cash and cash equivalents included $39 million and $40 million, respectively, of cash related to consolidated joint ventures that is only available for use by the ventures, which is disclosed on the face of the balance sheet. All other assets of the BBC ventures were not material to the Company’s financial position.

Under certain terms outlined in the BBC joint venture arrangements, the BBC has the right every three years, commencing December 31, 2002, to put to the Company its interests in the People+Arts Latin America and Animal Planet joint ventures (“Channel Groups”), in each case for a value determined by a specified formula. In January 2009, the BBC requested that a determination be made whether such conditions have occurred with respect to the Channel Groups as of December 31, 2008. The contractual redemption value is based upon the exercise of the BBC put right and an estimate of the proceeds from a hypothetical sale of the Channel Groups and a distribution of the proceeds to the venture partners based on various rights and preferences. As the Company has funded all operations from inception of the ventures through March 31, 2010, the Company believes that it has accumulated rights and preferences in excess of the fair market value of the Channel Groups. However, due to the complexities of the redemption formula, the Company has accrued the non-controlling redeemable interests to an estimated negotiated value of $49 million as of both March 31, 2010 and December 31, 2009. Changes in the assumptions used to estimate the redemption value could materially impact current estimates. The Company recorded no accretion to the redemption value during the three months ended March 31, 2010 and 2009. The Company is currently discussing with the BBC potential revisions to all of their contractual relationships, including the ownership of the joint ventures. While there can be no assurance that these or other negotiations would result in a definitive agreement, the Company expects that the cost of a negotiated acquisition of the BBC’s interests in the joint ventures could substantially exceed the value of the put right.

In connection with the adoption of the FASB’s recent guidance for interests in VIEs, effective January 1, 2010 the Company changed its accounting for its interest in one of the BBC joint ventures, APJ, from consolidation to the equity method. Refer to Note 2 for additional information regarding the accounting change.

Discovery Kids Network Joint Venture

The Company holds an interest in the Discovery Kids Network, a 50-50 joint venture with Hasbro, Inc. (“Hasbro”), which currently operates the Discovery Kids Network in the U.S. The Discovery Kids Network is a pay-television network dedicated to children’s and family entertainment and educational programming. The Discovery Kids Network will be rebranded as “The Hub”, which will launch in 2010. The Company provides the venture content, funding, and services such as distribution, technological, sales and administrative support. The Company and Hasbro equally share in the profits and losses, funding requirements and voting rights of the Discovery Kids Network.

Discovery has guaranteed a certain level of operating performance for the venture, which is reduced over time as the performance targets are achieved. As of March 31, 2010, the remaining maximum exposure to loss under this performance guarantee was below $245 million. The Company believes the likelihood is remote that the performance guarantee will not be achieved and have a material adverse impact on the Company’s financial position, operating results or cash flows. Discovery is committed to fund up to $15 million to the venture, none of which has been funded through March 31, 2010.

Based upon the level of equity investment at risk, the Company has determined that the Discovery Kids Network is a VIE. The Company has determined that it is not the primary beneficiary of the venture because it does not control the activities that are most significant to the joint venture’s operating performance and success and they share equally in the funding requirements and operating results of the joint venture. Accordingly, the Company accounts for its investment in the Discovery Kids Network using the equity

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

method.

OWN Joint Venture

The Company has an investment in OWN, a 50-50 joint venture with Harpo, Inc. (“Harpo”), which will operate a television network and website dedicated to entertaining, informing and inspiring people to live their lives to their fullest potential. Discovery has agreed to contribute its interest in the Discovery Health Channel and certain DiscoveryHealth.com content and Harpo will contribute the Oprah.com website and content, which is expected to occur in 2011, at which time the Discovery Health Channel will be rebranded and operated by the joint venture. The Company provides the venture content, funding, and services such as distribution, technological, licensing, sales and administrative support. The Company has assumed all funding requirements, but equally shares voting control with Harpo. After repayment of all loans to the venture partners, profits of OWN are shared equally between the Company and Harpo. However, the Company absorbs all losses generated by OWN as a result of its funding obligations.

Discovery is committed to loan up to $100 million to the venture through September 30, 2011 to fund operations, of which $49 million has been funded through March 31, 2010. To the extent funding the joint venture in excess of $100 million is necessary, the Company may provide additional funds through a member loan or require the venture to seek third party financing. Discovery expects to recoup the entire amount contributed in future periods provided that the joint venture is profitable and has sufficient funds to repay the Company. The parties are currently discussing a number of matters regarding the OWN Network, including digital strategy, the programming and development pipeline and increases in the Company’s funding commitment.

Based upon the level of equity investment at risk, the Company has determined that OWN is a VIE. The Company has determined that it is not the primary beneficiary of the venture as it does not control the activities that are most significant to the joint venture’s operating performance and success. Accordingly, the Company accounts for its investment in OWN using the equity method.

Pursuant to the venture agreement, Harpo has the right to require Discovery to purchase Harpo’s interest in OWN every two and one half years commencing five years from the launch of OWN, which is expected to occur in 2011. The put arrangement provides that the Company would purchase Harpo’s interests at fair market value up to a maximum put amount. The maximum put amount is a range from $100 million on the first put exercise date up to $400 million on the fourth put exercise date. As of March 31, 2010, no amounts have been recorded for this put right as the value was determined to be insignificant since the Company has not yet contributed its interest in Discovery Health Channel and Harpo has not yet contributed the Oprah.com website to OWN and the venture has not yet launched its operations.

In connection with the adoption of the FASB’s recent guidance for interests in VIEs, effective January 1, 2010 the Company changed its accounting for its interest in OWN from consolidation to the equity method. Refer to Note 2 for additional information regarding the accounting change.

NOTE 5. FAIR VALUE MEASUREMENTS

Certain of the Company’s assets and liabilities are recorded at fair value. Fair value measurements are classified according to the following three-level fair value hierarchy established by the FASB.

Level 1	–	measurements based on observable inputs such as quoted prices for identical instruments in active markets.
Level 2	–	measurements based on inputs such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and assumptions are observable in active markets.
Level 3	–	measurements based on valuations derived from present value and other valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The following table presents information about assets and liabilities measured at fair value on a recurring basis (in millions).

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$48	$—	$—	$48
Derivatives (Note 8)	—	3	—	3

Total assets	$48	$3	$—	$51

Liabilities:
Deferred compensation plan	$48	$—	$—	$48
Derivatives (Note 8)	—	35	—	35
Other	—	2	—	2

Total liabilities	$48	$37	$—	$85

Redeemable noncontrolling interests (Note 4)	$—	$—	$49	$49

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit in active markets multiplied by the number of units held without consideration of transaction costs.

The fair value of derivative instruments, which consist of interest rate swaps, is determined using the published market price of similar instruments with similar maturities and characteristics, interest rates, yield curves and/or measures of interest rate volatility, adjusted for any terms specific to the asset or liability and nonperformance risk. Additional information regarding derivative instruments is described in Note 8.

The fair value of the deferred compensation plan liability is determined based on the fair value of the related investments elected by employees.

The fair value of the redeemable noncontrolling interests is an estimated negotiated value. Additional information regarding the redeemable noncontrolling interests is disclosed in Note 4.

There were no changes in Level 3 measurements during the three months ended March 31, 2010 and 2009.

In addition to the assets and liabilities described above, the Company’s carrying values for financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximated fair value.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

NOTE 6. CONTENT RIGHTS

Content rights consisted of the following (in millions).

	As of March 31, 2010	As of December 31, 2009
		(recast)
Produced content rights:
Completed	$1,733	$1,710
In-production	218	209
Co-produced content rights:
Completed	440	448
In-production	75	85
Licensed content rights:
Acquired	269	261
Prepaid	5	13

Content rights, at cost	2,740	2,726
Accumulated amortization	(1,490)	(1,444)

Content rights, net	1,250	1,282
Less: current portion	73	75

Noncurrent portion	$1,177	$1,207

For the three months ended March 31, 2010 and 2009, the Company recorded amortization expense related to content rights of $185 million and $166 million, respectively. Amortization expense for the three months ended March 31, 2010 and 2009 included write-offs of capitalized programming costs of $24 million and $9 million, respectively, related to the decision not to proceed with certain programs at the Company’s U.S. Networks and International Networks segments. Amortization expense was recorded as a component of “Costs of revenues” in the Condensed Consolidated Statements of Operations.

NOTE 7. DEBT

Debt consisted of the following instruments (in millions).

	As of March 31, 2010	As of December 31, 2009
$1.5 billion Term Loan B, due quarterly September 2007 to May 2014	$1,459	$1,463
$500 million Term Loan C, due quarterly June 2009 to May 2014	495	496
8.37% Senior Notes, semi-annual interest, due March 2011	220	220
8.13% Senior Notes, semi-annual interest, due September 2012	235	235
Floating Rate Senior Notes, semi-annual interest, due December 2012 (1.23% at March 31, 2010 and December 31, 2009)	90	90
6.01% Senior Notes, semi-annual interest, due December 2015	390	390
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
Other notes payable	1	—
Capital lease obligations	114	114

Total long-term debt	3,504	3,508
Unamortized discount	(13)	(13)

Long-term debt, net	3,491	3,495
Less: Current portion of long-term debt	256	38

Noncurrent portion of long-term debt	$3,235	$3,457

In addition to debt instruments listed above, the Company also has access to a $1.6 billion revolving line of credit. The line of credit expires in October 2010. The Company is currently assessing its options to enter into a new facility. There were no amounts drawn under the line of credit as of March 31, 2010 and December 31, 2009. If the Company were to draw on the line of credit, the debt would be due in October 2010 and interest would be payable at least quarterly based on either (i) LIBOR plus a margin which would range from 0.40% to 0.95% based on the Company’s leverage ratio, or (ii) the prime lending rate.

The following table presents a summary of scheduled and estimated debt payments, excluding capital lease obligations and other notes payable, for the remainder of 2010 and each of the succeeding four years based on the amount of debt outstanding as of March 31, 2010 (in millions).

	April 1, 2010 Through December 31, 2010	2011	2012	2013	2014	Thereafter
Long-term debt payments	$15	$240	$345	$20	$1,879	$890

The term loans, revolving line of credit and senior notes contain covenants that require the Company to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, borrowing level, mergers and purchases of capital stock, assets and investments. The Company was in compliance with all debt covenants as of March 31, 2010 and December 31, 2009.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

As of both March 31, 2010 and December 31, 2009, the fair value of the Company’s borrowings was $3.6 billion. The fair value of the Company’s publicly traded debt was determined using quoted market prices, and the fair value of the private debt was estimated based on current market rates and credit pricing for similar debt types and maturities.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The majority of the Company’s debt is variable rate and the Company uses fixed interest rate swaps to effectively fix the amount of interest paid. For the fixed rate debt the Company uses variable interest rate swaps to reduce the amount of interest paid. The variable to fixed interest rate swaps are based on the three month LIBOR rate. The fixed to variable interest rate swaps are based on the six month LIBOR rate. Through the use of derivative instruments the Company seeks to mitigate the impact of interest rate changes on earnings and cash flows and reduce its interest costs.

The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change in order to mitigate fluctuations in its earnings and cash flows associated with changes in foreign currency exchange rates. There were no significant foreign exchange derivative instruments outstanding during the three months ended March 31, 2010 and 2009.

The Company designates highly effective interest rate derivative instruments as cash flow hedges of the interest payments on borrowings. The change in fair value of derivatives designated as hedging instruments is reported as a component of “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets. As of March 31, 2010, the Company estimates $22 million of net losses recorded as a component of “Accumulated other comprehensive loss” will be reclassified into earnings in the next 12 months. Should any portion of these instruments become ineffective, the cumulative fair value would be reclassified from “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets to “Other non-operating (expense) income, net” on the Condensed Consolidated Statements of Operations. In addition, subsequent monthly changes in fair value would be reported as a component of “Other non-operating (expense) income, net” on the Condensed Consolidated Statements of Operations. The Company does not expect material hedge ineffectiveness in the next twelve months. The change in the fair value of derivatives not designated as hedging instruments, which include certain interest rate swaps and foreign exchange derivative instruments, is reported as a component of “Other non-operating (expense) income, net” on the Condensed Consolidated Statements of Operations. The Company records all derivative instruments at fair values on a gross basis in the Condensed Consolidated Balance Sheets.

The following table presents the notional amount and fair value of the Company’s derivatives as of March 31, 2010 and December 31, 2009 (in millions).

		Asset Derivatives
		March 31, 2010		December 31, 2009
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	$—	$—	$760	$4
Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	50	3	50	3

Total asset derivatives		$50	$3	$810	$7

		Liability Derivatives
		March 31, 2010		December 31, 2009
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current liabilities	$531	$6	$900	$21
Interest rate contracts	Other noncurrent liabilities	860	10	100	—

Total		1,391	16	1,000	21
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	—	—	1	—
Interest rate contracts	Other noncurrent liabilities	744	19	375	19

Total		744	19	376	19

Total liability derivatives		$2,135	$35	$1,376	$40

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The derivative instruments in the above table include forward starting variable to fixed interest rate swaps with a total notional amount of $300 million, fair value in a loss position of $6 million and a weighted average fixed interest rate of 2.90% as of March 31, 2010 and December 31, 2009, which will start in June 2010. These derivative instruments are designated as cash flow hedges and the fair value is recorded as a component of “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets

During the three months ended March 31, 2010, the Company discontinued hedge accounting for a notional amount of $369 million of interest rate contracts that were previously designated as cash flow hedges because the forecasted payments are no longer considered probable of occurring. The impact was not material to the Company’s condensed consolidated financial statements and the Company does not expect a material impact to future financial results.

The following table presents the impact of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009 (in millions).

		Three Months Ended March 31,
	Instrument Type	2010	2009
Derivatives designated as hedging instruments:
Amount recognized in “Other comprehensive loss,” gross of tax	Interest rate contacts	$(13)	$(7)
Amount reclassified from “Accumulated other comprehensive loss” into “Interest expense, net”	Interest rate contacts	$(14)	$(12)
Amount excluded from effectiveness testing and recorded in “Other non-operating (expense) income, net”	Interest rate contacts	$—	$1
Derivatives not designated as hedging instruments:
Amount recognized in “Other non-operating (expense) income, net”	Interest rate contacts	$(1)	$5
Amount recognized in “Other non-operating (expense) income, net”	Foreign exchange contracts	$—	$5

Certain of the Company’s derivative instruments contain credit-risk related contingent features, such as requirements that the Company comply with its credit agreements and cross-default provisions under which the Company will be in default upon the occurrence of certain cross-default events, such as failure to make payments when due in respect to any indebtedness exceeding certain threshold amounts. If the Company were to trigger any of these provisions, the derivative contracts would be in default and the counterparties could request immediate settlement on all of their outstanding derivative contracts with the Company. As of March 31, 2010 and December 31, 2009, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in liability positions was $35 million and $40 million, respectively.

NOTE 9. STOCK-BASED COMPENSATION

The Company has various incentive plans under which cash-settled unit awards (“DAP units”) and stock appreciation rights (“SARs”), stock options, performance based restricted stock units (“PRSUs”) and service based restricted stock units (“RSUs”) have been issued.

Stock-Based Compensation Expense

Stock-based compensation expense recognized by the Company during the three months ended March 31, 2010 and 2009 was as follows (in millions).

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

	Three Months Ended March 31,
	2010	2009
DAP units	$24	$20
SARs	12	13
Stock options	7	5
PRSUs and RSUs	1	—
Other	—	(1)

Total stock-based compensation expense	$44	$37

Tax benefit recognized	$(15)	$(14)

Compensation expense for all stock-based awards was recorded as a component of “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. As of March 31, 2010 and December 31, 2009, the Company recorded total liabilities of $132 million and $143 million, respectively, for cash-settled DAP units and SARs. The current portion of the March 31, 2010 liability for DAP units and SARs was $127 million.

Stock-Based Award Activity

DAP Units

A summary of the DAP units activity for the three months ended March 31, 2010 is presented below (in millions, except price and years).

	DAP Units	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)
Unvested as of December 31, 2009	12.4	$19.36
Granted	1.9	$31.69
Vested	(3.0)	$17.42
Forfeited	(0.1)	$20.18

Unvested as of March 31, 2010	11.2	$21.94	1.29

Vested and expected to vest as of March 31, 2010	11.6	$21.63	1.21

Vested and unpaid as of March 31, 2010	1.1	$18.71

DAP units represent the right to receive a cash payment for the amount by which the vesting price exceeds the grant price. The vesting price is the average closing price of the Company’s common stock over the 10 trading days immediately preceding and including the vesting date and the 10 trading days immediately subsequent to the vesting date. The grant price is based on the average closing price of the Company’s common stock over the 10 trading days immediately preceding and including the grant date and the 10 trading days immediately following the grant date. For certain awards the average grant price and average vesting price include a premium. Unit awards vest ratably in increments of 25% per year over four years beginning one year from the grant date based on continuous service and are generally settled within sixty days of vesting.

Because DAP units are cash-settled, the Company remeasures the fair value and compensation expense of outstanding units each reporting date until settlement. The weighted-average fair value of DAP units outstanding as of March 31, 2010 and December 31, 2009 was $15.70 and $15.53, respectively. During the three months ended March 31, 2010 and 2009, the Company made cash payments totaling $39 million and $1 million, respectively, to settle vested DAP units. As of March 31, 2010, there was $96 million of unrecognized compensation cost, net of estimated forfeitures, related to DAP units, which is expected to be recognized over a weighted-average period of 1.27 years.

SARs

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

A summary of the SARs activity for the three months ended March 31, 2010 is presented below (in millions, except price and years).

	SARs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2009	3.1	$14.48
Granted	—	$—
Exercised	(3.0)	$14.46
Forfeited	—	$—

Outstanding as of March 31, 2010	0.1	$19.14	4.21

Expected to vest as of March 31, 2010	0.1	$19.14	4.21

Exercisable as of March 31, 2010	—	$—	—

Exercised and unpaid as of March 31, 2010	2.6	$14.45

SARs entitle the holder to receive a cash payment for the amount by which the price of the Company’s common stock exceeds the base price established on the grant date. SARs are granted with a base price equal to or greater than the closing market price of the Company’s common stock on the date of grant. Substantially all SARs consisted of two separate vested tranches with the first tranche having vested 100% on March 15, 2009 and the second tranche having vested 100% on March 15, 2010. Vesting is based on continuous service. Holders were able to exercise the first tranche of SARs at their election until March 15, 2010. The payment to settle exercises of the first tranche of SARs was based on the amount by which the price of the Company’s common stock at exercise exceeded the base price established on the grant date. During the three months ended March 31, 2010, the Company made cash payments totaling $8 million to settle SARs from the first tranche.

All outstanding SARs for the second tranche were exercised as of March 31, 2010. The payment to settle the second tranche of SARs was based on the amount by which the average closing price of the Company’s common stock over the 10 trading days immediately preceding and including the vesting date and the 10 trading days immediately subsequent to the vesting date exceeded the base price establish on the grant date. In April 2010, the Company made cash payments totaling $46 million to settle the second tranche of SARs.

Stock Options

A summary of the stock options activity for the three months ended March 31, 2010 is presented below (in millions, except price and years).

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2009	17.2	$16.31
Granted	1.3	$32.23
Exercised	(0.6)	$15.29
Forfeited	—	$—

Outstanding as of March 31, 2010	17.9	$17.56	5.73

Vested and expected to vest as of March 31, 2010	17.2	$17.53	5.90

Exercisable as of March 31, 2010	4.1	$14.73	5.91

Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s common stock on the date of grant. Substantially all stock options vest ratably either in increments of approximately 33 1/3% each year over three years or in 25% increments each year over four years beginning one year from the grant date based on continuous service and expire three to ten years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The weighted-average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $11.88 and $5.35, respectively, per option. During the three months ended March 31, 2010, the Company received cash payments totaling $9 million from the exercise of stock options. There were no stock option exercises during the three months ended March 31, 2009. As of March 31, 2010, there was $82 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.54 years.

PRSUs

A summary of the PRSUs activity for the three months ended March 31, 2010 is presented below (in millions, except price).

	PRSUs	Weighted-Average Grant Price
Outstanding as of December 31, 2009	—	$—
Granted	0.9	$32.39
Converted	—	$—
Forfeited	—	$—

Outstanding as of March 31, 2010	0.9	$32.36

Expected to vest as of March 31, 2010	0.6	$32.35

The Company has granted PRSUs to certain senior level executives. PRSUs represent the contingent right to receive shares of the Company’s Series A common stock, substantially all of which vest over three to four years based on continuous service and whether the Company achieves certain operating performance targets. The performance targets for substantially all PRSUs are cumulative measures over a three year period of the Company’s adjusted operating income before depreciation and amortization (refer to Note 15 for definition), free cash flows and revenues. The number of PRSUs that vest principally range from 0% to 100% based on a sliding scale where achieving or exceeding the performance target will result in 100% of the PRSUs vesting and achieving less than 80% of the target will result in no portion of the PRSUs vesting. Additionally, for certain PRSUs the Company’s Compensation Committee has discretion in determining the final amount of units that vest. Upon vesting, each PRSU becomes convertible into a share of the Company’s Series A common stock on a one-for-one basis. Holders of PRSUs would not receive payments or accruals of dividends or dividend equivalents in the event the Company was to pay regular cash dividends until such PRSUs are converted into shares of the Company’s stock.

The Company records compensation cost for PRSUs ratably over the longer of the service period or performance period assuming a portion of the performance targets will be achieved. If the Company determines that achievement of the performance targets is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the award is reversed in the period in which the Company determines that the performance targets are not probable of being achieved. Compensation expense is separately recorded for each vesting tranche of PRSUs for a particular grant. For most PRSUs, the Company measures the fair value and related compensation cost based on the closing price of the Company’s Series A common stock on the grant date. For PRSUs for which the Company’s Compensation Committee has discretion in determining the final amount of units that vest, compensation cost is remeasured at each reporting date based on the closing price of the Company’s Series A common stock. There were no PRSUs outstanding during the three months ended March 31, 2009.

As of March 31, 2010, there was $18 million of unrecognized compensation cost, net of expected forfeitures, related to PRSUs, which is expected to be recognized over a weighted-average period of 2.78 years based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.

RSUs

RSUs vest ratably each year over periods of one to four years based on continuous service. As of March 31, 2010, there were approximately 500,000 outstanding RSUs with a weighted-average grant price of $31.78, and was $14 million of unrecognized compensation cost, net of expected forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 3.41 years.

NOTE 10. INCOME TAXES

For the three months ended March 31, 2010 and 2009, the Company’s provisions for income taxes were $47 million and $70 million, respectively, and the effective tax rates were 21% and 36%, respectively. The Company’s effective tax rate for the three

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

months ended March 31, 2010 differed from the federal statutory rate of 35% due primarily to the reversal of a $28 million foreign tax reserve and production activity deductions, which were partially offset by state taxes. In February 2010, a foreign tax authority completed its tax audit and notified Discovery that certain tax years will not be adjusted for a matter that the Company previously recorded a $28 million liability for uncertain tax positions. Accordingly, the Company reversed the liability.

The effective tax rate for the three months ended March 31, 2009 differed from the federal income tax rate of 35% primarily due to state taxes, offset by the impact of allocating income from consolidated partnerships to noncontrolling interests and production activity deductions.

NOTE 11. NET INCOME PER SHARE ATTRIBUTABLE TO DISCOVERY COMMUNICATIONS, INC. STOCKHOLDERS

The following table presents a reconciliation of the weighted average number of shares outstanding between basic and diluted net income per share for the three months ended March 31, 2010 and 2009 (in millions).

	Three Months Ended March 31,
	2010	2009
Weighted average shares outstanding — basic	425	422
Dilutive effect of equity awards	4	—

Weighted average shares outstanding — diluted	429	422

Basic net income per share is computed by dividing “Net income attributable to Discovery Communications, Inc.” by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the three months ended March 31, 2010 and 2009 includes Discovery’s outstanding Series A, Series B and Series C common shares, as well as Discovery’s outstanding Series A and Series C convertible preferred shares. All series of the Company’s common and preferred shares are included in the weighted average number of shares outstanding when calculating both basic and diluted income per share as the holder of each common and preferred series legally participates equally in any per share distributions whether through dividends or in liquidation.

Diluted net income per share adjusts basic net income per share for the dilutive effect of outstanding stock options, stock settled SARs and RSUs that are either fully vested or vest based only on service conditions, using the treasury stock method. The Company has also granted PRSUs that vest based on both service and the Company’s achievement of operating performance targets. For performance based instruments, diluted net income per share also adjusts basic net income per share for the number of potential common shares (for stock options) and number of common shares (for PRSUs) for which the performance targets have been achieved when the effect is dilutive and excludes such instruments when the performance targets have not been achieved.

For the three months ended March 31, 2010, the calculation of diluted net income per share excluded three million stock options and unvested RSUs because their inclusion would have been anti-dilutive and excluded one million unvested PRSUs because the performance targets were not achieved as of March 31, 2010. Additionally, the diluted net income per share calculation excluded one million contingently issuable preferred shares placed in escrow for which specific conditions have not yet been met.

The calculation of diluted net income per share for the three months ended March 31, 2009 excluded stock options to purchase nine million common shares because their inclusion would have been anti-dilutive and two million contingently issuable preferred shares placed in escrow for which specific conditions had not been met.

NOTE 12. SUPPLEMENTAL DISCLOSURES

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions).

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

	As of March 31, 2010	As of December 31, 2009
		(recast)
Accounts payable	$62	$63
Accrued payroll and related benefits	126	191
Content rights payable	50	50
Accrued income taxes	80	38
Accrued interest	15	25
Accrued other	62	79

Total accounts payable and accrued liabilities	$395	$446

Other Non-Operating (Expense) Income, Net

Other non-operating (expense) income, net consisted of the following (in millions).

	Three Months Ended March 31,
	2010	2009
		(recast)
Unrealized (losses) gains on derivative instruments, net	$(1)	$11
Realized losses on derivative instruments, net	—	(6)
Equity in loss of unconsolidated affiliates	(7)	(5)
Other, net	3	2

Total other non-operating (expense) income, net	$(5)	$2

NOTE 13. RELATED PARTY TRANSACTIONS

The DirecTV Group, Inc., Liberty Global, Inc., Liberty Media Corporation, and Ascent Media Corporation

The following is a description of companies that are considered related parties as a result of common directorship and ownership.

The Company’s Board of Directors includes two members that serve as directors of The DirecTV Group, Inc. (“DirecTV”), including John C. Malone, the Chairman of the Board of DirecTV. Mr. Malone beneficially owns DirecTV Class B common stock representing 24% of the aggregate voting power of DirecTV. On April 6, 2010, Mr. Malone announced plans to convert his ownership into DirecTV Class A common stock, which will reduce his voting interest to 3% of DirecTV. Upon the effectiveness of the conversion of Mr. Malone’s stock, Mr. Malone and the other member of the Company’s Board of Directors who serves as a DirecTV director will resign from the DirecTV Board.

Discovery’s Board also includes three members who serve as directors of Liberty Global, Inc. (“Liberty Global”), including Mr. Malone, who is Chairman of the Board of Liberty Global, and three persons who are currently directors of Liberty Media Corporation (“Liberty Media”), also including Mr. Malone, the Chairman of the Board of Liberty Media. Mr. Malone beneficially owns shares representing approximately 40% of the aggregate voting power of Liberty Global and also owns stock of Liberty Media representing approximately 35% of the aggregate voting power of its outstanding stock.

Effective January 25, 2010, Mr. Malone joined the Board of Directors of Ascent Media Corporation (“AMC”). Mr. Malone owns 0.9% of AMC’s Series A common stock and 93.8% of AMC’s Series B common stock, effectively providing him voting equity securities representing approximately 31.5% of the voting power with respect to the general election of directors.

Mr. Malone serves as a director on Discovery’s board and owns shares representing approximately 23% of the aggregate voting power (other than with respect to the election of the common stock directors) of Discovery’s outstanding stock. Mr. Malone controls approximately 32% of the Company’s aggregate voting power relating to the election of the eight common stock directors, assuming that the preferred stock held by Advance/Newhouse Programming Partnership has not been converted into shares of Discovery’s common stock.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

As a result of this common directorship and ownership, transactions with DirecTV, Liberty Global, Liberty Media and AMC and their subsidiaries and equity method investees may be considered related party transactions. The majority of the amounts received under contractual arrangements with DirecTV, Liberty Global and Liberty Media entities relate to multi-year network distribution arrangements and network services. Revenues under these arrangements include annual rate increases and are based on the number of subscribers receiving the related programming. AMC provides services, such as satellite uplink, systems integration, origination and post-production to Discovery.

Transactions with DirecTV during the three months ended March 31, 2010 and 2009 have been reported as related party transactions in the tables below. DirecTV will no longer be considered a related party effective with the conversion of Mr. Malone’s stock and Mr. Malone and the other member resigning from the DirecTV board. Accordingly, transactions with DirecTV subsequent to the effective date will not be reported as related party transactions.

Transactions with AMC on and subsequent to January 25, 2010 have been reported as related party transactions in the tables below as a result of Mr. Malone joining AMC’s board.

Other Related Parties

Other related parties include the OWN, APJ, Discovery Japan, Inc. and Discovery Channel Canada joint ventures, through which the Company distributes certain of its networks and provides content.

Related Party Balances

The following table presents a summary of balances related to transactions with related parties during the three months ended March 31, 2010 and 2009 (in millions).

	Three Months Ended March 31,
	2010	2009
		(recast)
Revenues:
DirecTV	$54	$51
Liberty Global and Liberty Media	11	8
Other	5	5

Total related party revenues	$70	$64

Operating costs and expenses:
Liberty Global, Liberty Media and AMC (1)	$10	$1
Other	3	4

Total related party operating costs and expenses	$13	$5

(1)

Operating costs and expenses for the three months ended March 31, 2010 include a $4 million charge for the settlement of a pre-existing out-of-market contract in connection with the London uplink facility acquisition.

The following table presents a summary of outstanding balances from transactions with related parties as of March 31, 2010 and December 31, 2009 (in millions).

	As of March 31, 2010	As of December 31, 2009
		(recast)
Accounts receivable	$51	$52

The accounts receivable balances as of March 31, 2010 and December 31, 2009 were primarily related to transactions with DirecTV and Liberty Global and their respective affiliates and equity method investments. Amounts owed by the Company to its related parties were not significant as of March 31, 2010 and December 31, 2009.

In addition to the amounts in the tables above, the Company acquired the London uplink facility from a subsidiary of AMC for $35 million on February 17, 2010. Additional information regarding the acquisition is set forth in Note 3.

NOTE 14. COMMITMENTS AND CONTINGENCIES

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Commitments

As more fully described in Note 22 of the Company’s consolidated financial statements included in its 2009 Form 10-K, the Company has various commitments primarily consisting of programming and talent commitments, operating and capital lease arrangements, purchase obligations for goods and services, employment contracts, sponsorship commitments, future funding commitments related to certain equity investments (refer to Note 4) and the obligation to issue additional preferred shares under the anti-dilution provisions of its outstanding preferred stock if certain conditions are met. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years. Additionally, as described in Note 4, the Company is subject to a redeemable put option with respect to noncontrolling interests in certain cable and satellite television network joint ventures with the BBC for which the Company reported $49 million as “Redeemable noncontrolling interests” in the Condensed Consolidated Balance Sheets. The Company’s commitments have not materially changed from those disclosed in the 2009 Form 10-K.

Legal Matters

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Concentrations of Credit Risk

Derivatives Counterparties

The risk associated with a derivative transaction is that the counterparty will default on payments due to Discovery. If there is a default, the Company may have to acquire a replacement derivative from a different counterparty at a higher cost or may be unable to find a suitable replacement. Discovery’s derivative credit exposure relates principally to interest rate derivative contracts. Typically, the Company seeks to manage these exposures by contracting with experienced counterparties that are investment grade-rated. These counterparties consist of large financial institutions that have a significant presence in the derivatives market. At March 31, 2010, the Company did not anticipate nonperformance by any of the counterparties.

Lender Counterparties

The risk associated with a debt transaction is that the counterparty will not be available to fund as obligated under the terms of Discovery’s revolver facility. If funding under the committed line of credit is unavailable, the Company may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. At March 31, 2010, the Company did not anticipate nonperformance by any of the counterparties.

Customers

The Company’s trade receivables do not represent a significant concentration of credit risk as of March 31, 2010 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

NOTE 15. REPORTABLE SEGMENTS

During the quarter ended March 31, 2010, the Company realigned its commerce business, which sells and licenses Discovery branded merchandise, from the Commerce, Education and Other segment into the U.S. Networks segment in order to better align the management of the Company’s online operations. In connection with this realignment, the Commerce, Education and Other segment was renamed the Education and Other segment. The 2009 financial information has been recast to reflect the realignment. Accordingly, the results of operations of the commerce business are included as a component of the U.S. Networks segment for all periods presented.

The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker (“CODM”), the Chief Executive Officer; (ii) internal management and related reporting structure; and (iii) the basis upon which the CODM makes resource allocation decisions.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies, except that certain inter-segment transactions that are eliminated at the consolidated level are not eliminated at the segment level as they are treated similar to third-party sales transactions in determining segment performance. Inter-segment transactions primarily include the purchase of advertising and content between segments. Inter-segment transactions were not material to the periods presented.

The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation; (ii) depreciation and amortization; (iii) amortization of deferred launch incentives; (iv) exit and restructuring charges; (v) certain impairment charges; and (vi) gains (losses) on business and asset dispositions. The Company uses this measure to assess operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. The Company excludes mark-to-market stock-based compensation, exit and restructuring charges, certain impairment charges and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. The Company also excludes depreciation of fixed assets and amortization of intangible assets and deferred launch incentive as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with GAAP.

The following tables present summarized financial information for each of the Company’s reportable segments (in millions).

Revenues by Segment

	Three Months Ended March 31,
	2010	2009
		(recast)
U.S. Networks	$546	$522
International Networks	293	253
Education and Other	37	36
Corporate and inter-segment eliminations	3	4

Total revenues	$879	$815

Adjusted OIBDA by Segment

	Three Months Ended March 31,
	2010	2009
		(recast)
U.S. Networks	$293	$281
International Networks	124	96
Education and Other	5	6
Corporate and inter-segment eliminations	(55)	(48)

Total adjusted OIBDA	$367	$335

Reconciliation of Total Adjusted OIBDA to Total Operating Income

	Three Months Ended March 31,
	2010	2009
		(recast)
Total adjusted OIBDA	$367	$335
Amortization of deferred launch incentives	(11)	(14)
Mark-to-market stock-based compensation	(36)	(32)
Depreciation and amortization	(34)	(38)
Restructuring charges	(3)	(3)

Total operating income	$283	$248

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Total Assets by Segment

	As of March 31, 2010	As of December 31, 2009
		(recast)
U.S. Networks	$2,056	$2,078
International Networks	1,092	1,157
Education and Other	78	97
Corporate	7,726	7,620

Total assets	$10,952	$10,952

Total assets allocated to “Corporate” in the above table includes the Company’s goodwill balance as the financial reports reviewed by the Company’s CODM do not include an allocation of goodwill to each reportable segment. Goodwill by reportable segment is disclosed in the following table.

Total Goodwill by Segment

	As of March 31, 2010	As of December 31, 2009
		(recast)
U.S. Networks	$5,135	$5,135
International Networks	1,280	1,271
Education and Other	27	27
Corporate	—	—

Total goodwill	$6,442	$6,433

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On August 19, 2009, Discovery Communications, LLC (“DCL”) issued debt securities that are fully and unconditionally guaranteed by the Company. The securities were issued under a Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”) (the “Shelf Registration”) to register certain securities, including debt securities of DCL and Discovery Communications Holding, LLC (“DCH”) that may be issued in the future with full and unconditional guarantees by the Company. DCL or DCH may in the future issue additional securities that are fully and unconditionally guaranteed by the Company under the Shelf Registration. Accordingly, set forth below is condensed consolidating financial information presenting the financial position, results of operations and cash flows of (i) the Company; (ii) DCL; (iii) DCH; (iv) non-guarantor subsidiaries of DCL on a combined basis; (v) other non-guarantor subsidiaries of the Company on a combined basis; and (vi) the eliminations and reclassifications necessary to arrive at the financial information for the Company on a consolidated basis.

DCL and the non-guarantor subsidiaries of DCL are the primary operating subsidiaries of the Company. DCL’s primary operations are the Discovery Channel and TLC in the U.S. The non-guarantor subsidiaries of DCL include the Animal Planet channel and most of the other U.S. networks, the international networks, the commerce and education businesses, and most of the Company’s digital businesses.

The non-guarantor subsidiaries of DCL are wholly-owned subsidiaries of DCL with the exception of certain joint ventures and equity method investments. DCL is a wholly-owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/ 3 % direct

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

ownership interest and a 66 2/ 3 % ownership interest through Discovery Holding Company (“DHC”). DHC is included in other non-guarantor subsidiaries of the Company.

The supplemental condensed consolidating financial information should be read in conjunction with the condensed consolidated financial statements of the Company.

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

As of March 31, 2010 and December 31, 2009, the cash and cash equivalents of the non-guarantor subsidiaries of DCL included $39 million and $40 million, respectively, of cash related to consolidated joint ventures that is only available for use by the ventures.

Basis of Presentation

In accordance with the rules and regulations of the SEC, the equity method has been applied to (i) the Company’s interest in DCH and other non-guarantor subsidiaries; (ii) DCH’s interest in DCL; and (iii) DCL’s interest in non-guarantor subsidiaries. Inter-company accounts and transactions have been eliminated. The Company’s bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed-down” to the applicable subsidiaries.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$590	$100	$1	$—	$691
Receivables, net	—	—	347	415	14	(3)	773
Content rights, net	—	—	12	61	—	—	73
Prepaid expenses and other current assets	1	—	110	72	1	—	184

Total current assets	1	—	1,059	648	16	(3)	1,721
Investment in and advances to subsidiaries	8,831	8,337	4,143	—	6,685	(27,996)	—
Noncurrent content rights, net	—	—	515	662	—	—	1,177
Goodwill	—	—	3,876	2,555	11	—	6,442
Other noncurrent assets	—	38	898	749	7	(80)	1,612

Total assets	$8,832	$8,375	$10,491	$4,614	$6,719	$(28,079)	$10,952

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$59	$3	$178	$153	$4	$(2)	$395
Current portion of long-term debt	—	20	225	11	—	—	256
Other current liabilities	—	11	129	142	1	—	283

Total current liabilities	59	34	532	306	5	(2)	934
Long-term debt	—	1,924	1,239	72	—	—	3,235
Other noncurrent liabilities	—	10	383	19	18	(80)	350

Redeemable noncontrolling interests	—	—	—	49	—	—	49

Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	2,414	2,580	2,735	4,972	1,679	(14,380)	—
Equity (deficit) attributable to Discovery Communications, Inc.	6,359	3,827	5,602	(808)	5,017	(13,638)	6,359

Equity and advances attributable to Discovery Communications, Inc.	8,773	6,407	8,337	4,164	6,696	(28,018)	6,359

Noncontrolling interests	—	—	—	4	—	21	25
Total equity	8,773	6,407	8,337	4,168	6,696	(27,997)	6,384

Total liabilities and equity	$8,832	$8,375	$10,491	$4,614	$6,719	$(28,079)	$10,952

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$476	$144	$3	$—	$623
Receivables, net	—	—	371	431	14	(4)	812
Content rights, net	—	—	15	60	—	—	75
Prepaid expenses and other current assets	1	—	100	60	—	—	161

Total current assets	1	—	962	695	17	(4)	1,671
Investment in and advances to subsidiaries	8,627	8,132	4,062	—	6,548	(27,369)	—
Noncurrent content rights, net	—	—	541	674	—	(8)	1,207
Goodwill	—	—	3,876	2,546	11	—	6,433
Other noncurrent assets	—	42	909	755	7	(72)	1,641

Total assets	$8,628	$8,174	$10,350	$4,670	$6,583	$(27,453)	$10,952

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23	$4	$206	$220	$5	$(12)	$446
Current portion of long-term debt	—	20	5	13	—	—	38
Other current liabilities	—	21	108	170	—	—	299

Total current liabilities	23	45	319	403	5	(12)	783
Long-term debt	—	1,928	1,460	69	—	—	3,457
Other noncurrent liabilities	—	1	439	64	17	(72)	449
Redeemable noncontrolling interests	—	—	—	49	—	—	49
Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	2,414	2,534	2,705	4,970	1,644	(14,267)	—
Equity (deficit) attributable to Discovery Communications, Inc.	6,191	3,666	5,427	(893)	4,917	(13,117)	6,191

Equity and advances attributable to Discovery Communications, Inc.	8,605	6,200	8,132	4,077	6,561	(27,384)	6,191
Noncontrolling interests	—	—	—	8	—	15	23

Total equity	8,605	6,200	8,132	4,085	6,561	(27,369)	6,214

Total liabilities and equity	$8,628	$8,174	$10,350	$4,670	$6,583	$(27,453)	$10,952

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$384	$479	$17	$(1)	$879

Costs of revenues, excluding depreciation and amortization listed below	—	—	102	153	15	(1)	269
Selling, general and administrative	4	—	103	180	3	—	290
Depreciation and amortization	—	—	12	22	—	—	34
Restructuring charges	—	—	—	3	—	—	3

	4	—	217	358	18	(1)	596

Operating (loss) income	(4)	—	167	121	(1)	—	283
Equity in earnings of subsidiaries	172	195	107	—	115	(589)	—
Interest expense, net	—	(30)	(27)	(1)	—	—	(58)
Other non-operating (expense) income, net	—	(4)	(4)	3	—	—	(5)

Income before income taxes	168	161	243	123	114	(589)	220
Benefit from (provision for) income taxes	1	12	(48)	(12)	—	—	(47)

Net income	169	173	195	111	114	(589)	173
Less net income attributable to noncontrolling interests	—	—	—	3	—	1	4

Net income attributable to Discovery Communications, Inc.	$169	$173	$195	$108	$114	$(590)	$169

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$374	$428	$17	$(4)	$815

Costs of revenues, excluding depreciation and amortization listed below	—	—	96	145	13	(2)	252
Selling, general and administrative	2	—	83	189	2	(2)	274
Depreciation and amortization	—	—	12	27	(1)	—	38
Restructuring charges	—	—	2	1	—	—	3

	2	—	193	362	14	(4)	567

Operating (loss) income	(2)	—	181	66	3	—	248
Equity in earnings of subsidiaries	120	133	41	—	78	(372)	—
Interest expense, net	—	(25)	(31)	(1)	—	—	(57)
Other non-operating income (expense), net	—	1	(1)	2	—	—	2

Income before income taxes	118	109	190	67	81	(372)	193
Benefit from (provision for) income taxes	1	9	(57)	(22)	(1)	—	(70)

Net income	119	118	133	45	80	(372)	123
Less net income attributable to noncontrolling interests	—	—	—	3	—	1	4

Net income attributable to Discovery Communications, Inc.	$119	$118	$133	$42	$80	$(373)	$119

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$34	$(19)	$31	$81	$(1)	$—	$126

Investing Activities
Business acquisitions, net of cash acquired	—	—	—	(38)	—	—	(38)
Other investing activities, net	—	—	(12)	(15)	—	—	(27)

Cash used in investing activities	—	—	(12)	(53)	—	—	(65)

Financing Activities
Principal repayments of long-term debt	—	(5)	—	—	—	—	(5)
Inter-company contributions and other financing activities, net	(34)	24	95	(78)	(1)	—	6

Cash (used in) provided by financing activities	(34)	19	95	(78)	(1)	—	1

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	—	6

Net change in cash and cash equivalents	—	—	114	(44)	(2)	—	68

Cash and cash equivalents, beginning of period	—	—	476	144	3	—	623

Cash and cash equivalents, end of period	$—	$—	$590	$100	$1	$—	$691

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$60	$(4)	$(16)	$112	$(1)	$—	$151

Investing Activities
Cash used in investing activities	—	—	(19)	(5)	(1)	—	(25)

Financing Activities
Principal repayments of long-term debt	—	(4)	(62)	—	—	—	(66)
Inter-company contributions and other financing activities, net	(60)	8	143	(99)	—	—	(8)

Cash (used in) provided by financing activities	(60)	4	81	(99)	—	—	(74)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	—	(4)

Net change in cash and cash equivalents	—	—	46	4	(2)	—	48

Cash and cash equivalents, beginning of period	—	—	13	78	3	—	94

Cash and cash equivalents, end of period	$—	$—	$59	$82	$1	$—	$142

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is a supplement to and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. This section provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, recent developments, results of operations, cash flows and financial condition. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated: continued deterioration in the macroeconomic environment; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions and industry trends including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of the broadband distribution and movie studio industries; uncertainties inherent in the development of new business lines and business strategies; integration of acquired operations; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and internet protocol television and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venture partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; reduced access to capital markets or significant increases in costs to borrow; and a failure to secure affiliate agreements or renewal of such agreements on less favorable terms. For additional risk factors, refer to PART I, ITEM 1A, “Risk Factors,” in our 2009 Form 10-K. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

BUSINESS OVERVIEW

We are a leading global nonfiction media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States (“U.S.”) and over 180 other countries, including over 100 television networks offering customized programming in 38 languages. Our strategy is to optimize the distribution, ratings and profit potential of each of our branded channels. Additionally, we own and operate a diversified portfolio of website properties and other digital services and develop and sell consumer and educational products as well as media sound services in the U.S. and internationally.

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

We manage and report our operations in three segments: U.S. Networks; International Networks; and Education and Other.

U.S. Networks

U.S. Networks, which is our largest segment, owns and operates 10 cable and satellite channels primarily throughout the U.S., including Discovery Channel, TLC and Animal Planet, as well as a portfolio of website properties and other digital services and our commerce business. Currently we own and operate the Discovery Health Channel. However, pursuant to our joint venture arrangement with Harpo, Inc. for the Oprah Winfrey Network (“OWN”), we will contribute our interest in the Discovery Health Channel to OWN, which is expected to occur in 2011, at which time the network will be operated by the joint venture. Additionally, U.S. Networks owns an interest in the Discovery Kids Network, a 50-50 joint venture between us and Hasbro, Inc. (“Hasbro”), which operates the Discovery Kids Network. The Discovery Kids Network will be rebranded as “The Hub”, which will launch in 2010.

U.S. Networks derives revenues primarily from distribution fees and advertising sales, which comprised 47% and 49%, respectively, of revenues for this segment for the three months ended March 31, 2010. During the three months ended March 31, 2010, Discovery Channel, TLC and Animal Planet collectively generated 76% of U.S. Networks’ total revenues. U.S. Networks earns distribution fees under multi-year affiliation agreements with cable operators, DTH satellite operators and other distributors of television programming. Distribution fees are based on the number of subscribers receiving our programming. Upon the launch of a new channel, we may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. Launch incentives are amortized on a straight-line basis as a reduction of revenues over the term of the affiliation agreement. U.S. Networks generates advertising revenues by selling commercial time on our networks and websites. The number of subscribers to our channels, viewership demographics, the popularity of our programming and our ability to sell commercial time over a group of channels are key drivers of advertising revenue.

U.S. Networks’ largest single cost is the cost of programming, including production costs for original programming. U.S. Networks amortizes the cost of original or purchased programming based on the expected realization of revenue, resulting in an accelerated amortization method over four years for developed networks such as Discovery Channel, TLC and Animal Planet, and straight-line amortization method over a maximum of five years for the remaining networks.

International Networks

International Networks operates a portfolio of channels, led by the Discovery Channel and Animal Planet brands that are distributed in virtually every pay-television market in the world through an infrastructure that includes major operational centers in London, Singapore and Miami. International Networks’ regional operations cover most major markets and are organized into four locally-managed regional operations: the United Kingdom (“U.K.”); Europe (excluding the U.K.), Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. International Networks currently operates over 130 unique distribution feeds in 38 languages with channel feeds customized according to language needs and advertising sales opportunities. Most of the segment’s channels are wholly-owned with the exception of the international Animal Planet channels, which are generally joint ventures in which the British Broadcasting Corporation (“BBC”) owns 50%, People+Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC, and several channels in Japan and Canada, which operate as joint ventures with strategically important local partners. Similar to our U.S. Networks segment, the primary sources of revenues for International Networks are distribution fees and advertising sales, and the primary cost is programming. International Networks executes a localization strategy by offering shared programming with U.S. Networks, customized content and localized schedules via our distribution feeds. For the three months ended March 31, 2010, distribution revenues represented approximately 63% of the segment’s operating revenues.

Advertising sales are important to the segment’s financial success, representing 28% of the segment’s total revenues for the three months ended March 31, 2010. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital.

In developing pay television markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy and the shift of advertising spending from broadcast to pay television. In relatively mature markets, such as the U.K., the growth dynamic is changing. Increased market penetration and distribution are unlikely to drive rapid growth in those markets. Instead, growth in advertising sales will come from increasing viewership and advertising pricing on our existing pay television networks and launching new services, either in pay television or free television environments.

Education and Other

Our education business is focused on our direct-to-school K-12 online streaming distribution subscription services, as well as our professional development services for teachers, benchmark student assessment services and publishing hardcopy content through a network of distribution channels including online, catalog and dealers. Our education business also participates in growing corporate partnerships, global brand and content licensing business with leading non-profits, foundations, trade associations and Fortune 500 companies.

Other businesses primarily include post-production sound, music, mixing sound effects and other related services to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and interactive producers.

RESULTS OF OPERATIONS

Changes in Basis of Presentation – Recast

Our 2009 financial information has been recast so that the basis of presentation is consistent with that of our 2010 financial information. This recast reflects (i) the adoption of the recent accounting guidance that amends the model for determining whether an entity should consolidate a variable interest entity (“VIE”), which resulted in the deconsolidation of the OWN and Animal Planet Japan (“APJ”) joint ventures for all periods presented (refer to Note 2 in the accompanying condensed consolidated financial statements); and (ii) the realignment of our commerce business, which is now reported as a component of our U.S. Networks segment for all periods presented whereas it was previously reported as a component of our Commerce, Education and Other segment (refer to Note 15 in the accompanying condensed consolidated financial statements).

Items Impacting Comparability

As previously reported, on May 22, 2009, we formed a 50-50 joint venture with Hasbro, to which we contributed the Discovery Kids Network. As a result of this transaction we ceased to consolidate the gross operating results of the Discovery Kids Network effective May 22, 2009. Our interest in the joint venture after the transaction is accounted for using the equity method of accounting. As we continue to be involved in the operations of the joint venture, we have not recast the 2009 results of operations to present the Discovery Kids Network as discontinued operations. Accordingly, the results of operations for the three months ended March 31, 2009 include 100% of the gross revenues and expenses of the Discovery Kids Network, whereas the results of operations for the three months ended March 31, 2010 only include our 50% interest in the joint venture’s net operating results, which is recorded as a component of “Other non-operating (expense) income, net”. The following table presents certain financial information for the Discovery Kids Network for the three months ended March 31, 2009 (in millions).

Three Months Ended March 31, 2009
Revenues:
Distribution	$12

Total revenues	12

Costs of revenues	4
Selling, general and administrative	1

Operating income	$7

Consolidated Results of Operations

The following table presents our consolidated results of operations (in millions):

			% Change Favorable / (Unfavorable)
	Three Months Ended March 31,
	2010	2009
		(recast)
Revenues:
Distribution	$445	$422	5%
Advertising	348	301	16%
Other	86	92	(7)%

Total revenues	879	815	8%

Costs of revenues, excluding depreciation and amortization listed below	269	252	(7)%
Selling, general and administrative	290	274	(6)%
Depreciation and amortization	34	38	11%
Restructuring charges	3	3	—%

	596	567	(5)%

Operating income	283	248	14%

Interest expense, net	(58)	(57)	(2)%
Other non-operating (expense) income, net	(5)	2	NM

Income before income taxes	220	193	14%
Provision for income taxes	(47)	(70)	33%

Net income	173	123	41%
Less net income attributable to noncontrolling interests	4	4	—%

Net income attributable to Discovery Communications, Inc.	$169	$119	42%

NM = not meaningful.

Revenues

Total revenues increased $64 million, consisting of a $23 million increase in distribution revenues and a $47 million increase in advertising revenues, which were partially offset by a decrease of $6 million in other revenues. The increase in total revenues also includes a $13 million benefit due to the favorable impact of foreign currency exchange rates.

Distribution revenues increased primarily as a result of contractual rate increases, subscriber growth and a reduction in amortization for launch incentives at our U.S. Networks segment and subscriber growth at our International Networks segment. These increases were partially offset by the deconsolidation of the Discovery Kids Network in May 2009, which resulted in a decline of $12 million at our U.S. Networks segment and changes in our channel mix at our International Networks segment. The increase in distribution revenues also includes favorable impacts of foreign currency exchange rates of $8 million. Excluding the favorable impacts of foreign currency exchange rates and the deconsolidation of the Discovery Kids Network, distribution revenues increased 6% or $27 million.

The increase in advertising revenues was principally due to improved ratings and higher cash sellouts at our U.S. Networks segment and increased viewership, subscriber growth and higher cash sellouts at our International Networks segment. The increase in advertising revenues also reflects the favorable impacts of foreign currency exchange rates of $3 million. Excluding the favorable impacts of foreign currency exchange rates, advertising revenues grew 14% or $44 million.

Other revenues, which primarily consist of sales of educational services and content, distribution and advertising sales services, DVD sales, merchandise sales and post production sound and music services, decreased primarily due to a decline in merchandise sales as a result of changing our business model from direct-to-consumer to a licensing model where we receive royalties in early 2009.

Costs of Revenues

Costs of revenues, which consist primarily of content amortization expense, production costs, distribution costs and sales commissions, increased $17 million. The increase was driven by an increase in write-offs of capitalized programming costs at our U.S. Networks segment as well as an increase in write-offs of capitalized programming costs, higher distribution costs and unfavorable effects of foreign currency exchange rates at our International Networks segment.

Total content amortization expense increased $19 million, of which $15 million was attributable to increased write-offs of capitalized programming costs as management decided not to proceed with certain programs and $3 million was due to unfavorable impacts of foreign currency exchange rates. Production and distribution costs at our U.S. Networks segment decreased $8 million as a result of transitioning our commerce business to a licensing model in early 2009, partially offset by a $4 million increase in distribution costs at our International Networks segment incurred in connection with the settlement of a preexisting out-of-market contract in connection with the acquisition of an uplink center in London in February 2010. Increased costs of revenues were partially offset by the effect of deconsolidating the Discovery Kids Network, which resulted in a decline of $4 million. Excluding the unfavorable impacts of foreign currency exchange rates, programming write-offs, the settlement of the out-of-market contract and the deconsolidation of the Discovery Kids Network, costs of revenues decreased 1% or $2 million.

Selling, General and Administrative

Selling, general and administrative expenses, which are principally comprised of employee costs, marketing costs, research costs and occupancy and back office support fees, increased $16 million due primarily to a $7 million increase in employee costs related to stock-based compensation programs and an increase in marketing and research costs. The increases were partially offset by lower overhead costs from targeted cost savings initiatives.

Employee costs include stock-based compensation expense arising from equity awards granted to employees under our incentive plans. For the three months ended March 31, 2010 and 2009, total stock-based compensation expense was $44 million and $37 million, respectively. The increase in stock-based compensation reflects an increase in the number of outstanding stock options and restricted stock units (“RSUs”) and an increase in the fair value of outstanding cash-settled equity awards, partially offset by a decrease in the number of outstanding cash-settled equity awards. A portion of our equity awards are cash-settled and, therefore, the value of such awards outstanding must be remeasured at fair value each reporting date based on changes in the price of our Series A common stock. For the three months ended March 31, 2010 and 2009, compensation expense for cash-settled equity awards, including changes in fair value, was $36 million and $32 million, respectively. Increased compensation expense for cash-settled awards was due to an increase in fair value, which reflects the increase in the price of our Series A common stock of 111% from March 31, 2009 to March 31, 2010.

The most significant portion of our stock-based compensation expense for the three months ended March 31, 2010 and 2009 related to cash-settled equity awards. However, we do not intend to grant additional cash-settled equity awards, except as may be required by contract or to employees in countries in which stock option awards are not permitted. Therefore, stock options and RSUs that vest based on continuous service have become a more significant portion of our outstanding equity awards. We record expense for service based stock options and RSUs ratably during the vesting period based on the fair value that is determined on the grant date. Expense for stock options and RSUs is not remeasured at each reporting date. Additionally, in March 2010 we granted RSUs that vest based on the achievement of operating performance targets. While compensation expense for performance based RSUs has not been significant, it may become a more significant portion of our stock-based compensation expense in future periods. We record expense for performance based awards at the time we determine that it is probable that the performance targets will be achieved. For most PRSUs, we measure the fair value and related compensation cost based on the closing price of our Series A common stock on the grant date. For certain PRSUs, our Compensation Committee has discretion in determining the final amount of units that vest. For such awards, we remeasure compensation cost at each reporting date based on the closing price of our Series A common stock. There were no PRSUs outstanding during the three months ended March 31, 2009. For additional disclosures regarding our stock-based compensation, refer to Note 9 in the accompanying condensed consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization expense decreased $4 million due to a decline in amortization expense resulting from lower intangible asset balances.

Restructuring Charges

We recorded $3 million of restructuring charges during each of the three months ended March 31, 2010 and 2009, in connection with a reorganization of portions of our operations to better align our organization structure with our strategic priorities and to reduce our cost structure. The charges for 2010 were incurred by our International Networks segment and the charges incurred in 2009 were incurred by our Corporate operations and International Networks segment. Charges for both periods include severance costs and contract termination costs.

Interest Expense, Net

Interest expense, net increased $1 million due to an increase in the average effective interest rate on our outstanding borrowings, which was partially offset by a decrease in the average balance of our outstanding borrowings.

Other Non-Operating (Expense) Income, Net

Other non-operating (expense) income, net includes realized and unrealized gains and losses from derivative transactions that are not accounted for as hedging instruments, our portion of income and losses from equity method investments and other non-operating expenses and income. During the three months ended March 31, 2010 we recorded total net non-operating expenses of $5 million, which included $7 million of losses from equity method investments. During the three months ended March 31, 2009, we recorded total net non-operating income of $2 million, which consisted of net realized and unrealized gains of $5 million on derivative instruments, offset by $5 million of losses from equity method investments.

Provision for Income Taxes

For the three months ended March 31, 2010 and 2009, our provisions for income taxes were $47 million and $70 million, respectively, and our effective tax rates were 21% and 36%, respectively. Our effective tax rate for the three months ended March 31, 2010 differed from the federal statutory rate of 35% due primarily to the reversal of a $28 million foreign tax reserve and production activity deductions, which were partially offset by state taxes. In February 2010, a foreign tax authority completed its tax audit and notified us that certain tax years will not be adjusted for a matter that we previously recorded a $28 million liability for uncertain tax positions. Accordingly, we reversed the liability.

Our effective tax rate for the three months ended March 31, 2009 differed from the federal income tax rate of 35% primarily due to state taxes, offset by the impact of allocating income from consolidated partnerships to controlling interests and production activity deductions.

The tax law that allows for the immediate deduction of certain domestic programming costs expired in 2009. If the tax law is extended, we would immediately deduct certain programming costs, which would decrease our current tax liability for 2010 with a corresponding increase to our deferred tax liability.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net operating results allocable to the noncontrolling partners, which was $4 million for each the three months ended March 31, 2010 and 2009.

Segment Results of Operations

As noted above, we manage and report our operations in three segments: U.S. Networks; International Networks; and Education and Other. Additional financial information related to our segments is set forth in Note 15 to the accompanying condensed consolidated financial statements.

We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation; (ii) depreciation and amortization; (iii) amortization of deferred launch incentives; (iv) exit and restructuring charges; (v) certain impairment charges; and (vi) gains (losses) on business and asset dispositions. We use this measure to assess operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. We exclude mark-to-market stock-based compensation, exit and restructuring charges, certain impairment charges and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. We also exclude depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

The following table presents our revenues by segment and certain consolidated operating expenses, contra revenue amounts and Adjusted OIBDA (in millions):

			% Change Favorable / (Unfavorable)
	Three Months Ended March 31,
	2010	2009
		(recast)
Revenues:
U.S. Networks	$546	$522	5%
International Networks	293	253	16%
Education and Other	37	36	3%
Corporate and intersegment eliminations	3	4	(25)%

Total revenues	879	815	8%

Costs of revenues (1)	(269)	(252)	(7)%
Selling, general and administrative (1)	(254)	(242)	(5)%
Add: Amortization of deferred launch incentives (2)	11	14	(21)%

Adjusted OIBDA	$367	$335	10%

(1)	Costs of revenues and selling, general and administrative expenses exclude mark-to-market stock-based compensation, depreciation and amortization, and restructuring charges.
(2)	Amortization of deferred launch incentives are included as a reduction of distribution revenues for reporting in accordance with GAAP, but are excluded from Adjusted OIBDA.

The following table presents our Adjusted OIBDA by segment with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions):

			% Change Favorable / (Unfavorable)
	Three Months Ended March 31,
	2010	2009
		(recast)
Adjusted OIBDA:
U.S. Networks	$293	$281	4%
International Networks	124	96	29%
Education and Other	5	6	(17)%
Corporate and intersegment eliminations	(55)	(48)	(15)%

Total Adjusted OIBDA	367	335	10%

Amortization of deferred launch incentives	(11)	(14)	21%
Mark-to-market stock-based compensation	(36)	(32)	(13)%
Depreciation and amortization	(34)	(38)	11%
Restructuring charges	(3)	(3)	—%

Operating income	$283	$248	14%

U.S. Networks

The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

			% Change Favorable / (Unfavorable)
	Three Months Ended March 31,
	2010	2009
		(recast)
Revenues:
Distribution	$259	$248	4%
Advertising	266	244	9%
Other	21	30	(30)%

Total revenues	546	522	5%

Costs of revenues	(145)	(140)	(4)%
Selling, general and administrative	(110)	(107)	(3)%
Add: Amortization of deferred launch incentives	2	6	(67)%

Adjusted OIBDA	293	281	4%

Amortization of deferred launch incentives	(2)	(6)	67%
Mark-to-market stock-based compensation	—	1	(100)%
Depreciation and amortization	(6)	(8)	25%

Operating income	$285	$268	6%

Revenues

Total revenues increased $24 million, consisting of an $11 million increase in distribution revenues and a $22 million increase in advertising revenues, which were partially offset by a decrease of $9 million in other revenues. Increased distribution revenues were driven by annual contractual rate increases, an increase in paying subscribers, principally for networks carried on the digital tier and a decline of $4 million for the amortization of launch incentives. The increases in distribution revenues were partially offset by the effect of deconsolidating the Discovery Kids Network in May 2009, which resulted in a decline of $12 million. Advertising revenues increased due primarily to higher ratings and higher cash sellouts as a result of improvements in the advertising market. The decrease in other revenues was principally driven by a decrease of $10 million in commerce sales reflecting the transition of our commerce business to a licensing model in early 2009.

Costs of Revenues

Costs of revenues, which consist primarily of content amortization expense, sales commissions, distribution costs and production costs, increased $5 million. The increase in costs of revenues includes $13 million of additional write-offs of programming costs in 2010, which was offset by a decrease of $8 million in production and distribution costs as a result of the transition of our commerce business to a licensing model in early 2009 and a decline of $4 million due to the effect of deconsolidating the Discovery Kids Network.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise of employee costs, marketing costs, research costs and occupancy and back office support fees, increased $3 million. The increase was attributable primarily to higher marketing and research costs, which were partially offset by lower overhead costs from cost reduction efforts.

Adjusted OIBDA

Adjusted OIBDA increased $12 million primarily due to higher distribution revenues driven by annual contractual rate increases and subscriber growth and an increase in advertising revenues due to increased ratings and cash sellouts. These improvements were partially offset by an increase in content write-offs, higher marketing and research costs and the deconsolidation of the Discovery Kids Network.

International Networks

The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

			% Change Favorable / (Unfavorable)
	Three Months Ended March 31,
	2010	2009
		(recast)
Revenues:
Distribution	$186	$174	7%
Advertising	82	57	44%
Other	25	22	14%

Total revenues	293	253	16%

Costs of revenues	(101)	(91)	(11)%
Selling, general and administrative	(77)	(74)	(4)%
Add: Amortization of deferred launch incentives	9	8	13%

Adjusted OIBDA	124	96	29%

Amortization of deferred launch incentives	(9)	(8)	(13)%
Depreciation and amortization	(9)	(10)	10%
Restructuring charges	(3)	(1)	NM

Operating income	$103	$77	34%

NM = not meaningful.

Revenues

Total revenues increased $40 million, primarily due to increases in distribution and advertising revenues and favorable impacts of $13 million from foreign currency exchange rates. Excluding the favorable impacts from changes in foreign currency exchange rates, total revenues increased 10% or $27 million.

Distribution revenues increased $12 million including favorable impacts of foreign currency exchange rates of $8 million. Excluding the favorable impact of foreign currency exchange rates, distribution revenues increased 2% or $4 million. Increased distribution revenues were driven by growth in the number of paying subscribers in substantially all regions in which we operate, which reflects the growth in pay television services in these regions.

Advertising revenues increased $25 million, including a benefit of $3 million due to changes in foreign currency exchange rates. Excluding foreign currency exchange rates, advertising revenues increased 35% or $22 million. The increase in advertising revenues was due principally to higher cash sellouts as a result of improvements in the advertising market and higher viewership combined with an increased subscriber base. Increased viewership was attributable to growth in pay television in certain markets and expanded distribution of our networks.

Costs of Revenues

Costs of revenues, which consist primarily of content amortization expense, distribution costs, sales commissions and production costs, increased $10 million, which was driven by higher content amortization expense, distribution costs and unfavorable impacts of foreign currency exchange rates. Content amortization expense increased $6 million, driven by $2 million of additional write-offs of programming costs and unfavorable changes in foreign currency exchange rates of $3 million. Distribution costs increased $4 million primarily due to the settlement of a preexisting out-of-market contract in connection with the acquisition of an uplink facility in London in February 2010. The increase in costs of revenues also includes the negative impact of foreign currency exchange rates of $4 million. Excluding the unfavorable impacts of foreign currency exchange rates and the settlement of the out-of-market contract, costs of revenues increased 2% or $2 million.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise of employee costs, marketing costs, occupancy and back office support fees, increased $3 million. The increase was attributable to higher employee costs partially offset by favorable impacts of foreign currency exchanges rates of $2 million. Excluding the favorable impacts of foreign currency exchange rates, selling, general and administrative expenses increased 6% or $5 million.

Adjusted OIBDA

Adjusted OIBDA increased $28 million as a result of improved distribution revenues driven by subscriber growth, higher advertising revenues due to an improved advertising market and increased viewership and subscribers in substantially all markets in which we operate, and a $12 million benefit attributable to the favorable impacts of foreign currency exchange rates. Improved revenues and foreign exchange benefits were partially offset by higher content expense and personnel costs. Excluding the favorable impact of foreign currency exchange rates, Adjusted OIBDA increased 15% or $16 million.

Education and Other

The following table presents, for our Education and Other segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (loss) (in millions).

			% Change Favorable / (Unfavorable)
	Three Months Ended March 31,
	2010	2009
		(recast)
Revenues:
Other	$37	$36	3%

Total revenues	37	36	3%

Costs of revenues	(21)	(19)	(11)%
Selling, general and administrative	(11)	(11)	—%

Adjusted OIBDA	5	6	(17)%

Depreciation and amortization	(1)	(1)	—%

Operating income	$4	$5	(20)%

Revenues

Total revenues increased $1 million principally driven by growth in our education online streaming distribution, which was attributable to the continued migration from hardcopy to online distribution of our education content and improved pricing for subscription renewals.

Costs of Revenues

Costs of revenues, which consist principally of production costs, royalty payments and content amortization expense, increased $2 million primarily due to higher production costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which principally comprise of employee costs, occupancy expenses and marketing costs, were consistent in 2010 and 2009.

Adjusted OIBDA

Adjusted OIBDA decreased $1 million reflecting an increase in post-production sound services costs, which was partially offset by growth in education online streaming distribution revenues as users migrate from hard copy education content.

Corporate and Intersegment Eliminations

The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

			% Change Favorable / (Unfavorable)
	Three Months Ended March 31,
	2010	2009
		(recast)
Revenues:
Other	$3	$4	(25)%

Total revenues	3	4	(25)%

Costs of revenues	(2)	(2)	—%
Selling, general and administrative	(56)	(50)	(12)%

Adjusted OIBDA	(55)	(48)	(15)%

Mark-to-market stock-based compensation	(36)	(33)	(9)%
Depreciation and amortization	(18)	(19)	5%
Restructuring charges	—	(2)	NM

Operating loss	$(109)	$(102)	(7)%

NM = not meaningful.

Corporate primarily consists of corporate functions, executive management and administrative support services, and includes substantially all stock-based compensation and ancillary revenues and expenses from a consolidated joint venture. Consistent with our segment reporting, corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives.

Adjusted OIBDA decreased due primarily to an increase in employee stock-based compensation expense for stock options, PRSUs, and RSUs. For the three months ended March 31, 2010 and 2009, “Selling, general and administrative” expenses included stock-based compensation expense of $8 million and $5 million, respectively, for stock options, PRSUs, and RSUs. The increase in expense reflects an increase in the number of outstanding stock options and RSUs.

Operating income also includes stock-based compensation expense for cash-settled equity awards such as DAP units and SARs. For the three months ended March 31, 2010 and 2009, compensation expense for cash-settled equity awards, including changes in fair value, was $36 million and $33 million, respectively. Increased compensation expense for cash-settled awards was due to an increase in the fair value of outstanding cash-settled equity awards, partially offset by a decrease in the number of outstanding cash-settled equity awards. The value of the outstanding cash-settled awards is remeasured at fair value each reporting date based on changes in the price of our Series A common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents a summary of changes in our cash flows for the three months ended March 31, 2010 and 2009 (in millions).

	Three Months Ended March 31,
	2010	2009
		(recast)
Cash provided by operating activities	$126	$151
Cash used in investing activities	(65)	(25)
Costs provided by (used in) financing activities	1	(74)
Effect of exchange rate changes on cash and cash equivalents	6	(4)

Net change in cash and cash equivalents	$68	$48

Operating Activities

For the three months ended March 31, 2010, cash provided by operating activities was $126 million as compared to $151 million for the three months ended March 31, 2009. The decrease in cash provided by operating activities was due to an increase in tax payments, revenue shares paid, a reduction in our operating liabilities and payments for cash-settled stock-based awards. Payments for cash-settled stock-based awards were $48 million higher in 2010 principally due to the increase in our stock price and an increase in the number of SARs that were settled. The increases in the uses of cash were partially offset by increased earnings, reflecting increased distribution and advertising revenues at our U.S. Networks and International Networks segments, and to a lesser extent additional collections of accounts receivable.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2010 was $65 million as compared to cash used of $25 million during the similar 2009 period. The increase in cash used for investing activities reflects $35 million of cash paid for the acquisition of an uplink facility and an increase of $9 million in funding to our joint ventures, which were partially offset by a decline in capital expenditures of $7 million.

Financing Activities

During the three months ended March 31, 2010, $1 million of cash was provided by financing activities as compared to $74 million used for the three months ended March 31, 2009. The improved cash flows from financing activities was due primarily to a $61 million decrease in payments for borrowings and capital lease obligations and a $9 million increase in proceeds from employee stock option exercises. The decrease in payments for borrowings and capital lease obligations was due to the refinancing of our $1.0 billion Term Loan A debt during 2009.

Sources and Uses of Cash

Our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility and access to capital markets. Our primary uses of cash include the creation and acquisition of new content, commitments to equity affiliates, business acquisitions and debt and related interest payments. We expect our cash used to acquire content to continue to increase as we continue to invest in high quality programming. We anticipate that our existing cash and cash equivalents on hand and cash generated by or available to the Company should be sufficient to meet our anticipated cash operating requirements for at least the next twelve months.

As of March 31, 2010, we had approximately $2.3 billion of total liquidity, comprised of $691 million of cash and cash equivalents on hand and the ability to borrow approximately $1.6 billion under our revolving credit facility. Our revolving credit facility expires in October 2010. We are currently assessing our options to enter into a new facility.

At March 31, 2010, our committed debt facilities included two term loans, a revolving credit facility and various senior notes. Total commitments under these facilities were $5.0 billion at March 31, 2010, of which $3.4 billion of indebtedness was outstanding, providing additional borrowing capacity of $1.6 billion. We currently hold fixed rate swaps that economically hedge the interest rate risk on all of our outstanding variable rate debt. The anticipated interest payments, together with the scheduled principal payments, due over the next year are within the available capacity on our committed facilities. Although we have adequate liquidity to fund our operations and to meet our debt service obligations over the next twelve months, we may seek to arrange new financing.

Our Term Loan B and Term Loan C debt instruments are secured by the assets of Discovery Communications Holding, LLC, a wholly-owned subsidiary of the Company, excluding assets held by its subsidiaries. The revolving credit facility and senior notes are unsecured. The debt facilities contain covenants that require the respective borrowers to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers and purchases of capital stock, assets and investments. We were in compliance with all debt covenants as of March 31, 2010 and December 31, 2009 and have sufficient excess capacity to draw on existing debt commitments or incur additional debt.

On June 17, 2009, we filed a Registration Statement on Form S-3 (“Shelf Registration”) with the U.S. Securities and Exchange Commission in which we registered securities, including debt securities, common stock and preferred stock. In August 2009, we issued $500 million of notes under this Shelf Registration. While we are not required to issue additional securities under this Shelf Registration, we may issue additional securities at a future date.

In 2010, we expect our uses of cash to include a minimum of $20 million for debt repayments, between $210 million and $240 million for interest expense and approximately $50 million for capital expenditures. Additionally, we expect to make payments for cash-settled equity awards. Actual amounts expensed and payable for cash-settled equity awards are dependent on future calculations of fair value which are primarily affected by changes in our stock price, changes in the number of awards outstanding and changes to the plan. During the quarter ended March 31, 2010, we paid $49 million for cash-settled equity awards. As of March 31, 2010, we accrued $132 million for outstanding DAP units and SARs, of which $127 million was classified current. In April 2010, we made payments of $46 million to settle substantially all outstanding SARs.

We have formed several cable and satellite television network joint ventures with the BBC to develop and distribute programming content. Under the terms of our agreements with the BBC, it has the right, every three years starting December 31, 2002, to require us to purchase its ownership interests in those joint ventures. Due to the complexities of the redemption formula, we have accrued the value of the redemption, or put right, at approximately $49 million as of March 31, 2010 and December 31, 2009. We are currently discussing with the BBC potential revisions to all of our contractual relationships, including the ownership of the joint ventures. While there can be no assurance that these or other negotiations would result in a definitive agreement, we expect that the cost of a negotiated acquisition of the BBC’s interests in the joint ventures could substantially exceed the value of the put right.

On July 23, 2008, we formed a 50-50 joint venture with Oprah Winfrey and Harpo, Inc. Pursuant to the venture agreement, Discovery is committed to loan up to $100 million to the venture through September 30, 2011 to fund operations, of which $49 million has been funded as of March 31, 2010. We anticipate that sufficient funds will be available to meet funding needs under our obligation in 2010. To the extent that funding the joint venture in excess of $100 million is necessary, we may provide additional funds through a member loan or require the joint venture to seek third party financing. We expect to recoup the entire amount contributed in future periods provided that the joint venture is profitable and has sufficient funds to repay us. We are currently discussing with Harpo a number of matters regarding the OWN Network, including digital strategy, the programming and development pipeline and increases in our funding commitment.

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

Covenants in existing debt agreements may constrain our capacity for additional debt or there may be significant increases in costs to refinance existing debt to access additional liquidity. We were compliant with all debt covenants as of March 31, 2010 and December 31, 2009 and have sufficient excess capacity to draw on existing debt commitments or incur additional debt. Although our leverage and interest coverage covenants limit the total amount of debt we might incur relative to our operating cash flow, we expect we would continue to maintain compliance with our debt covenants with a 50% reduction in our current operating performance.

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

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

For disclosures about our contractual obligations, refer to Note 14 in the accompanying condensed consolidated financial statements.

Guarantees

We have guaranteed a certain level of operating performance for the Discovery Kids Network joint venture. For disclosures about our guarantee, refer to Note 4 in the accompanying condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed materially since December 31, 2009. For disclosures about our critical accounting policies and estimates, refer to ITEM 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” in our 2009 Form 10-K.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

During the quarter ended March 31, 2010, we adopted certain accounting and reporting pronouncements. For disclosures about our adoption of certain pronouncements and pending adoption of other pronouncements, refer to Note 2 in the accompanying condensed consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposures to market risk have not changed materially since December 31, 2009. For quantitative and qualitative disclosures about our existing market risk, refer to ITEM 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2009 Form 10-K.

ITEM 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

In the normal course of business, we experience routine claims and legal proceedings. It is our opinion, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A.	Risk Factors.

Our risk factors have not changed materially since December 31, 2009. For disclosures about our existing risk factors, refer to ITEM 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 5.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: April 30, 2010	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: April 30, 2010	By:	/s/ Bradley E. Singer
Bradley E. Singer
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)