Form 10-Q
period 2010-06-30
Discovery Communications, Inc.
filed 2010-08-03
CIK 1437107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of July 27, 2010:

Series A Common Stock, $0.01 par value	136,280,496
Series B Common Stock, $0.01 par value	6,589,084
Series C Common Stock, $0.01 par value	141,757,056

DISCOVERY COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

DISCOVERY COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except par value)

	As of June 30, 2010	As of December 31, 2009
		(recast)
ASSETS
Current assets:
Cash and cash equivalents (including $43 and $40 held by VIEs at 2010 and 2009, respectively)	$713	$623
Receivables, net	836	812
Content rights, net	81	75
Prepaid expenses and other current assets	185	161

Total current assets	1,815	1,671

Noncurrent content rights, net	1,206	1,207
Property and equipment, net	401	409
Goodwill	6,442	6,433
Intangible assets, net	625	643
Other noncurrent assets	585	589

Total assets	$11,074	$10,952

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$356	$446
Current portion of long-term debt	17	38
Other current liabilities	235	299

Total current liabilities	608	783

Long-term debt	3,594	3,457
Other noncurrent liabilities	309	443
Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	49	49

Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued and outstanding at 2010 and 2009	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued and outstanding at 2010 and 2009	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 136 and 135 shares issued and outstanding at 2010 and 2009, respectively	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding at 2010 and 2009	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 142 shares issued and outstanding at 2010 and 2009	2	2
Additional paid-in capital	6,636	6,600
Accumulated deficit	(111)	(387)
Accumulated other comprehensive loss	(44)	(21)

Total Discovery Communications, Inc. stockholders’ equity	6,486	6,197
Noncontrolling interests	28	23

Total equity	6,514	6,220

Total liabilities and equity	$11,074	$10,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(recast)		(recast)
Revenues:
Distribution	$449	$422	$894	$844
Advertising	435	367	783	668
Other	79	76	155	159

Total revenues	963	865	1,832	1,671

Costs of revenues, excluding depreciation and amortization listed below	254	251	521	500
Selling, general and administrative	304	295	588	561
Depreciation and amortization	33	39	66	76
Restructuring and impairment charges	—	35	3	38
Gains on dispositions	—	(252)	—	(252)

	591	368	1,178	923

Operating income	372	497	654	748

Interest expense, net	(48)	(60)	(106)	(117)
Loss on extinguishment of debt	(136)	—	(136)	—
Other (expense) income, net	(37)	8	(41)	8

Income before income taxes	151	445	371	639
Provision for income taxes	(41)	(264)	(88)	(335)

Net income	110	181	283	304
Less net income attributable to noncontrolling interests	(3)	(2)	(7)	(6)

Net income attributable to Discovery Communications, Inc.	107	179	276	298
Stock dividends to preferred interests	(1)	(2)	(1)	(2)

Net income available to Discovery Communications, Inc. stockholders	$106	$177	$275	$296

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.25	$0.42	$0.65	$0.70

Diluted	$0.25	$0.42	$0.64	$0.70

Weighted average shares outstanding:
Basic	426	422	425	422

Diluted	431	424	430	423

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Six Months Ended June 30,
	2010	2009
		(recast)
Operating Activities
Net income	$283	$304
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	94	98
Depreciation and amortization	67	78
Content amortization	350	338
Impairment charges	—	26
Gains on dispositions	—	(252)
Gains on sales of investments	—	(13)
Deferred income taxes	(44)	12
Noncash portion of loss on extinguishment of debt	12	—
Other noncash expenses, net	43	35
Changes in operating assets and liabilities:
Receivables, net	(31)	17
Content rights	(370)	(368)
Accounts payable and accrued liabilities	(159)	96
Stock-based compensation liabilities	(123)	(15)
Other, net	(32)	(19)

Cash provided by operating activities	90	337

Investing Activities
Purchases of property and equipment	(20)	(32)
Business acquisitions, net of cash acquired	(38)	—
Proceeds from dispositions	—	300
Proceeds from sales of investments	—	22
Investments in and advances to equity investees	(41)	(13)

Cash (used in) provided by investing activities	(99)	277

Financing Activities
Net repayments of revolver loans	—	(315)
Borrowings from long-term debt, net of discount and issuance costs	2,970	478
Principal repayments of long-term debt	(2,883)	(518)
Principal repayments of capital lease obligations	(5)	(5)
Cash distributions to noncontrolling interests	(2)	(8)
Proceeds from stock option exercises	15	—
Other financing activities, net	4	(3)

Cash provided by (used in) financing activities	99	(371)

Effect of exchange rate changes on cash and cash equivalents	—	2

Net change in cash and cash equivalents	90	245
Cash and cash equivalents, beginning of period	623	94

Cash and cash equivalents, end of period	$713	$339

Supplemental Cash Flow Information:
Cash paid for interest, net:
Periodic interest payments for debt, interest rate swaps and capital lease obligations	$115	$118
Make-whole premiums	114	—
Interest rate swap termination payments	24	—
Repayment of original issue discount on long-term debt	10	—

Total cash paid for interest, net	$263	$118

Cash paid for taxes, net	$178	$89

Noncash Transactions:
Assets acquired under capital lease arrangements	$20	$32

Stock dividends to preferred interests	$1	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity

				(recast)	(recast)	(recast)

Beginning balance	$6,365	$25	$6,390	$5,653	$20	$5,673
Comprehensive income:
Net income	107	3	110	179	2	181
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(10)	—	(10)	39	—	39
Market value adjustments and reclassifications for securities and derivatives	6	—	6	21	—	21

Total comprehensive income	103	3	106	239	2	241
Stock dividends declared to preferred interests	(1)	—	(1)	(2)	—	(2)
Cash distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Issuance of common stock in connection with stock-based plans and other	9	—	9	—	—	—
Stock-based compensation	10	—	10	7	—	7

Ending balance	$6,486	$28	$6,514	$5,897	$19	$5,916

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity

				(recast)	(recast)	(recast)

Beginning balance	$6,197	$23	$6,220	$5,536	$21	$5,557
Comprehensive income:
Net income	276	7	283	298	6	304
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(30)	—	(30)	29	—	29
Market value adjustments and reclassifications for securities and derivatives	7	—	7	24	—	24

Total comprehensive income	253	7	260	351	6	357
Stock dividends declared to preferred interests	(1)	—	(1)	(2)	—	(2)
Cash distributions to noncontrolling interests	—	(2)	(2)	—	(8)	(8)
Issuance of common stock in connection with stock-based plans and other	19	—	19	—	—	—
Stock-based compensation	18	—	18	12	—	12

Ending balance	$6,486	$28	$6,514	$5,897	$19	$5,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading nonfiction media and entertainment company that provides original and purchased programming across multiple distribution platforms throughout the world and owns and operates a diversified portfolio of website properties and other digital services. Discovery also develops and sells consumer and educational products and services as well as media sound services in the United States (“U.S.”) and internationally. The Company manages and reports its operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television network programming, web brands and other digital services; International Networks, consisting primarily of international cable and satellite television network programming; and Education and Other, consisting principally of curriculum-based service and product offerings and post-production sound services. Financial information for Discovery’s reportable segments is set forth in Note 16.

Basis of Presentation

Changes in Basis of Presentation – Recast

The 2009 financial information has been recast so that the basis of presentation is consistent with that of the 2010 financial information. This recast reflects (i) the adoption of the recent accounting guidance that amends the model for determining whether an entity should consolidate a variable interest entity (“VIE”), which resulted in the deconsolidation of the Oprah Winfrey Network (“OWN”) and Animal Planet Japan (“APJ”) joint ventures for all periods presented (Note 2), (ii) the results of operations of the Company’s Antenna Audio business as discontinued operations (Note 3), and (iii) the realignment of the Company’s commerce business, which is now reported as a component of the U.S. Networks segment for all periods presented whereas it was previously reported as a component of the Commerce, Education and Other segment (Note 16).

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

Consolidation and Accounting for Investments

The consolidated financial statements include the accounts of Discovery, its majority-owned subsidiaries in which a controlling interest is maintained and VIEs for which the Company is the primary beneficiary. Investments in entities over which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. Investments in entities over which the Company has no control or significant influence and is not the primary beneficiary are accounted for at fair value or using the cost method. Inter-company accounts and transactions have been eliminated.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Foreign Currency

The functional currency of substantially all of the Company’s international subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date. The resulting asset and liability translation adjustments are included as a component of “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets. Foreign currency equity balances are translated at historical rates. Results of operations denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency transaction gains and losses are included in “Operating income” on the Condensed Consolidated Statements of Operations.

Reclassifications

In addition to the recast of the 2009 financial information noted above, certain reclassifications have been made to the 2009 financial information to conform to the 2010 financial information presentation. The reclassifications primarily include the separate presentation of “Content amortization” on the Condensed Consolidated Statements of Cash Flows, which was previously combined with changes in content and other operating assets and liabilities.

NOTE 2. NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

Pronouncements Adopted

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that amends the guidance for interests in VIEs. Among other matters, the guidance amends the approach for determining the primary beneficiary of a VIE by requiring an analysis that places more reliance on qualitative rather than quantitative factors, continuous assessments of whether an entity is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement with a VIE. Effective January 1, 2010, the Company adopted the provisions of this guidance for all interests in VIEs, which have been retrospectively applied to all periods presented in this report. As a result of adopting the new guidance, the Company changed its accounting for the OWN and APJ joint ventures from consolidation to the equity method of accounting. The new guidance permits prospective or retrospective adoption. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users and is more consistent with the information the Company’s management uses to evaluate its business. Accordingly, the Company has recast the 2009 financial information to reflect the deconsolidation of the OWN and APJ joint ventures and its accounting for its interests in these entities using the equity method.

Prior to the adoption of the new guidance, operating losses generated by OWN were allocated 50-50 between the Company and the joint venture counterparty. As the Company has assumed all funding requirements for OWN, under the equity method of accounting Discovery is required to record 100% of OWN’s operating losses up to the Company’s funding obligation, which was $100 million as of June 30, 2010. The increase in the allocation of OWN’s losses to Discovery resulted in a reduction of $6 million to “Net income attributable to Discovery Communications, Inc.” on the Condensed Consolidated Statements of Operations previously reported for the three and six months ended June 30, 2009, which reflects the portion of OWN’s operating losses previously allocated to the joint venture counterparty. It was previously reported that the increase in the allocation of OWN’s losses to Discovery will result in a reduction of $17 million to the Company’s net income previously reported for the full year ended December 31, 2009. The Company has revised its estimate to a reduction of $11 million to “Net income attributable to Discovery Communications, Inc.” for the full year ended December 31, 2009, which is reflected on the Condensed Consolidated Balance Sheets as of December 31, 2009. The new guidance also resulted in a $4 million and $7 million reduction to “Net income attributable to Discovery Communications, Inc.” for the three and six months ended June 30, 2010, respectively.

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

Pronouncement Not Yet Adopted

Revenue Recognition for Multiple-Element Revenue Arrangements

In October 2009, the FASB issued a new standard that changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The Company will prospectively adopt the new standard effective January 1, 2011. The adoption will not have a significant impact on the Company’s consolidated financial statements.

NOTE 3. ACQUISITION AND DISCONTINUED OPERATIONS

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

Discontinued Operations

During the second quarter of 2010, the Company committed to a plan to sell its Antenna Audio business within the next year with no significant continuing involvement in the operations or cash flows from the business subsequent to the sale. Antenna Audio, which provides audio, multimedia and mobile tours for museums, exhibitions, historic sites and visitor attractions around the world, is a component of the Company’s International Networks segment. The results of operations of Antenna Audio, which were not significant for the three and six months ended June 30, 2010 and 2009, have been reflected as discontinued operations with the net results included in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations. The assets and liabilities and cash flows of Antenna Audio, which were not material to the Company’s financial position and cash flows, have not been reflected as discontinued operations on the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Cash Flows.

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

As of June 30, 2010 and December 31, 2009, the aggregate carrying values of investments in VIEs accounted for using the equity method was $419 million and $395 million, respectively, which were recorded as a component of “Other noncurrent assets” on the Condensed Consolidated Balance Sheets. For unconsolidated VIEs, the Company’s risk of loss is typically limited to the carrying value of its investments and specified future funding commitments, which totaled $488 million as of June 30, 2010. Additionally, the Company may provide an unspecified amount of funding for certain joint ventures on an as-needed basis. No amounts have been recorded for the future funding commitments.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

BBC Joint Ventures

The Company’s joint ventures with the BBC principally consist of an entity formed to produce and acquire factual-based content and several cable and satellite television network ventures that deliver programming to audiences in Europe, Latin America and Asia. The Company provides the ventures with content, funding and services such as distribution, technological, sales and administrative support. For most BBC ventures, the Company currently holds a majority of the voting rights. Once certain levels of funding have been repaid to Discovery, the Company and the BBC will equally share voting control. The Company has assumed all funding requirements for the joint ventures. Therefore, losses generated by most ventures are initially allocated to the Company up to the amount of funding that the Company has provided to the ventures and any remaining losses are allocated to the Company and the BBC. However, the amount of losses allocated to the BBC is limited to the amount of cash that a venture previously distributed to the BBC. No cumulative operating losses generated by the ventures have been allocated to the BBC through June 30, 2010. Profits of most ventures are first allocated to the Company to repay any funding provided, with any excess profits allocated to the Company and the BBC.

Based upon the level of equity investment at risk, the Company has determined that the BBC joint ventures are VIEs. The Company has determined that it is the primary beneficiary of most ventures as it controls the activities that are most significant to the joint ventures’ operating performance and success, has assumed all funding requirements and will absorb losses or receive profit that are significant to the joint ventures. Accordingly, the Company consolidates most of the BBC joint ventures. The BBC’s equity interests in consolidated ventures are reported as noncontrolling interests in the consolidated financial statements.

Certain assets of the consolidated BBC joint ventures are not available to settle obligations of the Company. As of June 30, 2010 and December 31, 2009, the Company’s cash and cash equivalents included $43 million and $40 million, respectively, of cash related to consolidated joint ventures that is only available for use by the ventures, which is parenthetically disclosed on the Condensed Consolidated Balance Sheets. All other assets of the BBC ventures were not material to the Company’s financial position.

Under certain terms outlined in the BBC joint venture arrangements, the BBC has the right every three years, commencing December 31, 2002, to put to the Company its interests in the People+Arts Latin America and Animal Planet joint ventures (“Channel Groups”), in each case for a value determined by a specified formula. In January 2009, the BBC requested that a determination be made whether such conditions have occurred with respect to the Channel Groups as of December 31, 2008. The contractual redemption value is based upon the exercise of the BBC put right and an estimate of the proceeds from a hypothetical sale of the Channel Groups and a distribution of the proceeds to the venture partners based on various rights and preferences. As the Company has funded all operations from inception of the ventures through June 30, 2010, the Company believes that it has accumulated rights and preferences in excess of the fair market value of the Channel Groups. However, due to the complexities of the redemption formula, the Company has accrued the noncontrolling redeemable interests to an estimated negotiated value of $49 million as of both June 30, 2010 and December 31, 2009. Changes in the assumptions used to estimate the redemption value could materially impact current estimates. The Company recorded no accretion to the redemption value during the three and six months ended June 30, 2010 and 2009. The Company is currently discussing with the BBC potential revisions to all of their contractual relationships, including the ownership of the joint ventures. While there can be no assurance that these or other negotiations would result in a definitive agreement, the Company expects that the cost of a negotiated acquisition of the BBC’s interests in the joint ventures could substantially exceed the value of the put right.

In connection with the adoption of the FASB’s recent guidance for interests in VIEs, effective January 1, 2010 the Company changed its accounting for its interest in one of the BBC joint ventures, APJ, from consolidation to the equity method (Note 2).

Discovery Kids Network Joint Venture

On May 22, 2009, Discovery and Hasbro, Inc. (“Hasbro”) formed a 50-50 joint venture, which currently operates the Discovery Kids Network in the U.S. The Discovery Kids Network is a pay-television network that provides children’s and family entertainment and educational programming. The Discovery Kids Network will be rebranded as “The Hub”, which will launch in 2010.

In connection with the formation of the joint venture, Discovery contributed the assets of the Discovery Kids Network to the venture and Hasbro acquired a 50% ownership interest in the venture. In return, Discovery retained a 50% ownership interest in the venture and received consideration of $300 million in cash and a tax receivables agreement collectible over 20 years valued at $57 million. Upon purchase of its ownership interest, Hasbro received a step-up in tax basis for its portion of the joint venture assets. To the extent Hasbro has the ability to amortize this tax basis it is contractually obligated to share the tax benefit as part of purchase

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

consideration. As part of this transaction the Company recognized a gain of $252 million, which included $127 million as a result of “stepping up” its basis for the 50% retained interest in the Discovery Kids Network and $125 million for the sale of 50% of its ownership interest to Hasbro.

The Company provides the venture with content, funding and services such as distribution, technological, sales and administrative support. The Company and Hasbro equally share in the profits and losses, funding requirements and voting rights of the Discovery Kids Network. Discovery has guaranteed a certain level of operating performance for the venture, which is reduced over time as performance targets are achieved. As of June 30, 2010, the remaining maximum exposure to loss under this performance guarantee was below $235 million. The fair value of the guarantee as of June 30, 2010 was not material. The Company believes the likelihood is remote that the performance guarantee will not be achieved and have a material adverse impact on the Company’s financial position, operating results or cash flows. Discovery is committed to fund up to $15 million to the venture, none of which has been funded through June 30, 2010.

Based upon the level of equity investment at risk, the Company has determined that the Discovery Kids Network is a VIE. The Company has determined that it is not the primary beneficiary of the venture because it does not control the activities that are most significant to the joint venture’s operating performance and success and the venture partners share equally in the funding requirements and operating results of the joint venture. Accordingly, beginning May 22, 2009, Discovery ceased to consolidate the gross operating results of the Discovery Kids Network and began accounting for its interests in the venture using the equity method. However, as Discovery continues to be involved in the operations of the joint venture, the Company has not presented the financial position, results of operations and cash flows of the Discovery Kids Network recorded through May 21, 2009 as discontinued operations. Accordingly, the Company’s consolidated results of operations for 2009 include the gross operating results of Discovery Kids through May 21, 2009, whereas for subsequent periods Discovery records only its proportionate share of the joint venture’s net operating results as a component of “Other (expense) income, net” on the Condensed Consolidated Statements of Operations.

OWN Joint Venture

The Company has an investment in OWN, a 50-50 joint venture with Harpo, Inc. (“Harpo”), which will operate a television network and website that will provide adult lifestyle content focused on self-discovery and self-improvement. Discovery has agreed to contribute its interest in the Discovery Health Channel and certain DiscoveryHealth.com content and Harpo will contribute the Oprah.com website and content, which is expected to occur in 2011, at which time the Discovery Health Channel will be rebranded and operated by the joint venture. The Company provides the venture content, funding and services such as distribution, technological, licensing, sales and administrative support. The Company has assumed all funding requirements, but equally shares voting control with Harpo. Initially, cash distributions will be made by OWN to the Company to repay prior funding. Upon repayment of prior funding, subsequent cash distributions made by OWN will be shared equally between the Company and Harpo.

As of June 30, 2010, Discovery is committed to loan up to $100 million to the venture through September 30, 2011 to fund operations, of which $74 million has been funded through June 30, 2010. To the extent funding the joint venture in excess of $100 million is necessary, the Company may provide additional funds through a member loan or require the venture to seek third party financing. Discovery expects to recoup the entire amount loaned to OWN provided that the joint venture is profitable and has sufficient funds to repay the Company. The parties are currently discussing a number of matters regarding the OWN Network, including the programming and development pipeline and a likely increase in the Company’s funding commitment.

Based upon the level of equity investment at risk, the Company has determined that OWN is a VIE. The Company has determined that it is not the primary beneficiary of the venture as it does not control the activities that are most significant to the joint venture’s operating performance and success. Accordingly, the Company accounts for its investment in OWN using the equity method. Currently, the Company absorbs all losses generated by OWN as a result of its funding obligations.

Pursuant to the venture agreement, Harpo has the right to require Discovery to purchase Harpo’s interest in OWN every two and one half years commencing five years from the launch of OWN, which is expected to occur in 2011. The put arrangement provides that the Company would purchase Harpo’s interests at fair market value up to a maximum put amount. The maximum put amount is a range from $100 million on the first put exercise date five years after launch up to $400 million on the fourth put exercise date 12.5 years after launch.

In connection with the adoption of the FASB’s recent guidance for interests in VIEs, effective January 1, 2010 the Company changed its accounting for its interest in OWN from consolidation to the equity method (Note 2).

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

NOTE 5. FAIR VALUE MEASUREMENTS

Certain of the Company’s assets and liabilities are recorded at fair value. Fair value measurements are classified according to the following three-level fair value hierarchy established by the FASB.

Level 1	–	measurements based on observable inputs such as quoted prices for identical instruments in active markets.
Level 2	–	measurements based on inputs such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and assumptions are observable in active markets.
Level 3	–	measurements based on valuations derived from present value and other valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in millions).

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market mutual funds	$291	$—	$—	$291
U.S. Treasury securities	300	—	—	300
Trading securities:
Mutual funds	49	—	—	49

Total assets	$640	$—	$—	$640

Liabilities:
Deferred compensation plan	$49	$—	$—	$49
Derivatives (Note 8)	—	10	—	10
Other	—	2	—	2

Total liabilities	$49	$12	$—	$61

Redeemable noncontrolling interests (Note 4)	$—	$—	$49	$49

For investments in securities that are measured using quoted prices in active markets, the total fair value is the published market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. Cash equivalents represent investments in highly liquid instruments with original maturities of 90 days or less. The Company maintains a Rabbi Trust which includes investments to fund certain of its deferred compensation plans. Investments in the trust are classified as trading securities, which are recorded in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets. The fair value of the deferred compensation plan liability is determined based on the fair value of the related investments elected by employees.

The fair value of derivative instruments, which consist of interest rate swaps, is determined based on the present value of future cash flows using observable inputs, including interest rates, yield curves, and credit spreads.

The fair value of the redeemable noncontrolling interests is an estimated negotiated value.

The Company’s carrying values for other financial instruments such as cash, accounts receivable and accounts payable approximated fair value.

There were no changes in Level 3 measurements during the three and six months ended June 30, 2010 and 2009.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the three months ended June 30, 2009, certain intangible assets and capitalized software costs with an aggregate carrying value of $47 million were written down to a fair value of $21 million, resulting in pretax impairment charges of $26 million. Fair value measurements were required due to a decline in expected future operating results. The fair values of these assets were determined by the application of a discounted cash flows model and market based approach, which used Level 3 inputs. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature. The market approach relied on public information related to certain financial measures.

NOTE 6. CONTENT RIGHTS

Content rights consisted of the following (in millions).

	As of June 30, 2010	As of December 31, 2009
		(recast)
Produced content rights:
Completed	$1,832	$1,710
In-production	217	209
Co-produced content rights:
Completed	421	448
In-production	83	85
Licensed content rights:
Acquired	274	261
Prepaid	11	13

Content rights, at cost	2,838	2,726
Accumulated amortization	(1,551)	(1,444)

Total content rights, net	1,287	1,282
Less current portion	81	75

Noncurrent portion	$1,206	$1,207

Content amortization expense was $165 million and $172 million for the three months ended June 30, 2010 and 2009, respectively, and $350 million and $338 million for the six months ended June 30, 2010 and 2009, respectively. Amortization expense for the three months ended June 30, 2010 and 2009 included write-offs of capitalized content costs of $7 million and $17 million, respectively, and $31 million and $26 million for the six months ended June 30, 2010 and 2009, respectively. The write-offs, which resulted from the Company’s the decision not to proceed with certain programs, was recorded at the Company’s U.S. Networks and International Networks segments. Amortization expense was recorded as a component of “Costs of revenues” in the Condensed Consolidated Statements of Operations.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

NOTE 7. DEBT

Outstanding debt consisted of the following (in millions).

	As of June 30, 2010	As of December 31, 2009
$1.5 billion Term Loan B, due quarterly September 2007 to May 2014	$—	$1,463
$500 million Term Loan C, due quarterly June 2009 to May 2014	—	496
8.37% Senior Notes, semi-annual interest, due March 2011	—	220
8.13% Senior Notes, semi-annual interest, due September 2012	—	235
Floating Rate Senior Notes, semi-annual interest, due December 2012 (1.23% at December 31, 2009)	—	90
6.01% Senior Notes, semi-annual interest, due December 2015	—	390
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
3.70% Senior Notes, semi-annual interest, due June 2015	850	—
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	—
Capital lease and other obligations	119	114

Total long-term debt	3,619	3,508
Unamortized discount	(8)	(13)

Long-term debt, net	3,611	3,495
Less current portion of long-term debt	17	38

Noncurrent portion of long-term debt	$3,594	$3,457

On June 3, 2010, Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, issued $850 million aggregate principal amount of 3.70% Senior Notes maturing on June 1, 2015 (the “2015 Notes”), $1.30 billion aggregate principal amount of 5.05% Senior Notes maturing on June 1, 2020 (the “2020 Notes”) and $850 million aggregate principal amount of 6.35% Senior Notes maturing on June 1, 2040 (the “2040 Notes” and together with the 2015 Notes and the 2020 Notes, the “Public Senior Notes Issued in 2010”). DCL received net proceeds of $2.97 billion from the offering after considering the $6 million issuance discount and $24 million of issuance costs recorded as deferred financing costs.

DCL may, at its option, redeem some or all of the Public Senior Notes Issued in 2010 at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase. Interest on these notes is payable on June 1 and December 1 of each year, beginning on December 1, 2010. The Public Senior Notes Issued in 2010 are unsecured and rank equally in right of payment with all of DCL’s other unsecured senior indebtedness and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery.

The Company used the net proceeds of the offering plus cash on hand to repay $1.46 billion outstanding under its Term Loan B, $487 million outstanding under its Term Loan C, net of the original issue discount, $220 million outstanding under its 8.37% Senior Notes due March 2011, $235 million outstanding under its 8.13% Senior Notes due September 2012, $90 million outstanding under its Floating Rate Senior Notes due December 2012, $390 million outstanding under its 6.01% Senior Notes due December 2015 and $114 million for make-whole premiums. These transactions resulted in a loss on extinguishment of debt of $136 million, which included the $114 million for make-whole premiums, $12 million of non-cash write-offs of unamortized deferred financing costs and $10 million for the repayment of the original issue discount on the Company’s term loans.

In addition to the debt instruments listed above, the Company also has access to a $1.55 billion revolving line of credit. The line of credit expires in October 2010. The Company is currently assessing its options to enter into a new facility. There were no amounts drawn under the line of credit as of June 30, 2010 and December 31, 2009. If the Company were to draw on the line of credit, the debt would be due in October 2010 and interest would be payable based on either (i) LIBOR plus a margin which would range from 0.40% to 0.95% based on the Company’s leverage ratio, or (ii) the prime lending rate.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The revolving line of credit and the indentures governing all of the public senior notes contain certain covenants, events of default and other customary provisions. The Company was in compliance with all covenants as of June 30, 2010 and December 31, 2009.

As of June 30, 2010 and December 31, 2009 the fair value of the Company’s debt was $3.68 billion and $3.61 billion, respectively. The fair value of the Company’s publicly traded debt was determined using quoted market prices and the fair value of the private debt was estimated based on current market rates and credit pricing for similar debt types and maturities.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. For fixed rate debt the Company may enter into variable interest rate swaps effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR in order to reduce the amount of interest paid. The Company may designate variable interest rate swaps as fair value hedges. For variable rate debt the Company may enter into fixed interest rate swaps to effectively fix the amount of interest paid in order to mitigate the impact of interest rate changes on earnings. The Company may designate fixed interest rate swaps as cash flow hedges.

The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in its earnings and cash flows associated with changes in foreign currency exchange rates. The Company may designate foreign exchange spot, forward and option contracts as cash flow hedges. There were no significant foreign exchange derivative instruments outstanding during the three and six months ended June 30, 2010 and 2009.

Gains or losses on the effective portion of derivative instruments designated as hedging instruments are initially recorded in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets and reclassified either into the same account on the Condensed Consolidated Statements of Operations in which the hedged item is recognized or “Other (expense) income, net” when there is a change in designation. Gains or losses on derivative instruments after a change in designation would be recorded in “Other (expense) income, net.” As of June 30, 2010, there were no significant unrealized gains or losses for derivative instruments recorded in “Accumulated other comprehensive loss.”

The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to mitigate economic exposures of the Company. Gains or losses on these derivative instruments are recorded in “Other (expense) income, net.”

The Company records all derivative instruments at fair value on a gross basis in the Condensed Consolidated Balance Sheets.

As a result of refinancing most of its debt in June 2010 (Note 7), during the three and six months ended June 30, 2010 the Company discontinued hedge accounting for $1.39 billion and $1.76 billion, respectively, notional amounts of fixed interest rate swaps designated as cash flow hedges. The change in designation resulted in reclassifying losses of $23 million and $27 million for the three and six months ended June 30, 2010, respectively, from “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets to “Other (expense) income, net” on the Condensed Consolidated Statements of Operations. In June 2010, fixed and variable interest rate swaps with a total notional amount of $1.81 billion either matured or were settled prior to maturity for which the Company paid $24 million.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The following tables present the notional amount and fair value of the Company’s derivatives as of June 30, 2010 and December 31, 2009 (in millions).

		Asset Derivatives
		As of June 30, 2010		As of December 31, 2009
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	$—	$—	$760	$4
Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	—	—	50	3

Total asset derivatives		$—	$—	$810	$7

		Liability Derivatives
		As of June 30, 2010		As of December 31, 2009
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current liabilities	$—	$—	$900	$21
Interest rate contracts	Other noncurrent liabilities	—	—	100	—

Total		—	—	1,000	21
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	—	—	1	—
Interest rate contracts	Other current liabilities	375	10	—	—
Interest rate contracts	Other noncurrent liabilities	—	—	375	19

Total		375	10	376	19

Total liability derivatives		$375	$10	$1,376	$40

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The following table presents the impact of derivative instruments on income and other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 (in millions).

		Three Months Ended June 30,		Six Months Ended June 30,
	Instrument Type	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Amount recognized in “Other comprehensive income (loss),” gross of tax	Interest rate contacts	$(18)	$24	$(31)	$17
Amount reclassified from “Accumulated other comprehensive loss” into “Interest expense, net”	Interest rate contacts	$(4)	$(13)	$(18)	$(25)
Amount excluded from effectiveness testing and recorded in “Other (expense) income, net”	Interest rate contacts	$—	$(1)	$—	$—
Derivatives not designated as hedging instruments:
Amount recognized in “Other (expense) income, net”	Interest rate contacts	$(27)	$4	$(28)	$9
Amount recognized in “Other (expense) income, net”	Foreign exchange contracts	$—	$(5)	$—	$—

Certain of the Company’s derivative instruments contain credit-risk related contingent features, such as requirements that the Company comply with its credit agreements and cross-default provisions under which the Company will be in default upon the occurrence of certain cross-default events, such as failure to make payments when due in respect to any indebtedness exceeding certain threshold amounts. If the Company were to trigger any of these provisions, the derivative contracts would be in default and the counterparties could request immediate settlement on all of their outstanding derivative contracts with the Company. As of June 30, 2010 and December 31, 2009, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in liability positions was $10 million and $40 million, respectively.

NOTE 9. STOCK-BASED COMPENSATION

The Company has various incentive plans under which cash-settled unit awards (“DAP units”), stock appreciation rights (“SARs”), stock options, performance based restricted stock units (“PRSUs”) and service based restricted stock units (“RSUs”) have been issued.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense recognized by the Company consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
DAP units	$39	$32	$63	$52
SARs	1	20	13	33
Stock options	8	7	15	12
PRSUs and RSUs	2	—	3	—
Other	—	2	—	1

Total stock-based compensation expense	$50	$61	$94	$98

Tax benefit recognized	$20	$22	$35	$36

Compensation expense for all stock-based awards was recorded as a component of “Selling, general and administrative” on the Condensed Consolidated Statements of Operations. As of June 30, 2010 and December 31, 2009, the Company recorded total liabilities of $96 million and $143 million, respectively, for cash-settled awards. The current portion of the liability for cash-settled awards was $94 million at June 30, 2010.

Stock-Based Award Activity

DAP Units

A summary of the DAP units activity for the six months ended June 30, 2010 is presented below (in millions, except price and years).

	DAP Units	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)
Unvested as of December 31, 2009	12.4	$19.36
Granted	2.0	$31.81
Vested	(3.8)	$17.59
Forfeited	(0.3)	$24.98

Unvested as of June 30, 2010	10.3	$22.22	1.14

Vested and expected to vest as of June 30, 2010	10.1	$22.23	1.12

Vested and unpaid as of June 30, 2010	0.5	$21.71

DAP units represent the right to receive a cash payment for the amount by which the vesting price exceeds the grant price. The vesting price is the average closing price of the Company’s common stock over the 10 trading days immediately preceding and including the vesting date and the 10 trading days immediately subsequent to the vesting date. The grant price is based on the average closing price of the Company’s common stock over the 10 trading days immediately preceding and including the grant date and the 10 trading days immediately following the grant date. For certain awards the average grant price and average vesting price include a premium. Unit awards vest ratably in increments of 25% per year over four years beginning one year from the grant date based on continuous service and are generally settled within sixty days of vesting. DAP units generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service.

Because DAP units are cash-settled, the Company remeasures the fair value and compensation expense of outstanding units each reporting date until settlement. The weighted-average fair value of DAP units outstanding as of June 30, 2010 and December 31, 2009 was $19.12 and $15.53, respectively, per unit. During the six months ended June 30, 2010 and 2009, the Company made cash payments totaling $67 million and $3 million, respectively, to settle vested DAP units. As of June 30, 2010, there was $98 million of unrecognized compensation cost, net of estimated forfeitures, related to DAP units, which is expected to be recognized over a weighted-average period of 2.02 years.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

SARs

A summary of the SARs activity for the six months ended June 30, 2010 is presented below (in millions, except price and years).

	SARs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2009	3.1	$14.48
Granted	—	$—
Exercised	(3.0)	$14.46
Forfeited	—	$—

Outstanding as of June 30, 2010	0.1	$19.98	4.10

Vested and expected to vest as of June 30, 2010	0.1	$19.98	4.10

SARs entitle the holder to receive a cash payment for the amount by which the price of the Company’s common stock exceeds the base price established on the grant date. SARs are granted with a base price equal to or greater than the closing market price of the Company’s common stock on the date of grant. Substantially all SARs consisted of two separate vested tranches with the first tranche having vested 100% on March 15, 2009 and the second tranche having vested 100% on March 15, 2010. Vesting is based on continuous service. Holders were able to exercise the first tranche of SARs at their election until March 15, 2010. The payment to settle exercises of the first tranche of SARs was based on the amount by which the price of the Company’s common stock on the exercise date exceeded the base price established on the grant date. All outstanding SARs for the second tranche were automatically exercised as of March 31, 2010. The payment to settle the second tranche of SARs was based on the amount by which the average closing price of the Company’s common stock over the 10 trading days immediately preceding and including the vesting date and the 10 trading days immediately subsequent to the vesting date exceeded the base price established on the grant date. During the six months ended June 30, 2010 and 2009, the Company made cash payments totaling $54 million and $10 million, respectively, related to settlement of SARs.

Stock Options

A summary of the stock options activity for the six months ended June 30, 2010 is presented below (in millions, except price and years).

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2009	17.2	$16.31
Granted	1.6	$32.99
Exercised	(1.1)	$15.06
Forfeited	(0.3)	$16.09

Outstanding as of June 30, 2010	17.4	$17.94	5.63

Vested and expected to vest as of June 30, 2010	16.7	$17.90	5.80

Exercisable as of June 30, 2010	3.7	$14.89	5.21

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The weighted-average grant date fair value of options granted during the six months ended June 30, 2010 and 2009 was $12.18 and $5.34, respectively, per option. During the six months ended June 30, 2010, the Company received cash payments totaling $15 million from the exercise of stock options. There were no stock option exercises during the six months ended June 30, 2009. As of June 30, 2010, there was $76 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.32 years.

PRSUs

A summary of the PRSUs activity for the six months ended June 30, 2010 is presented below (in millions, except price).

	PRSUs	Weighted-Average Grant Price
Outstanding as of December 31, 2009	—	$—
Granted	0.9	$32.83
Converted	—	$—
Forfeited	—	$—

Outstanding as of June 30, 2010	0.9	$32.79

Vested and expected to vest as of June 30, 2010	0.6	$32.66

The Company has granted PRSUs to certain senior level executives. PRSUs represent the contingent right to receive shares of the Company’s Series A common stock, substantially all of which vest over three to four years based on continuous service and whether the Company achieves certain operating performance targets. The performance targets for substantially all PRSUs are cumulative measures over a three year period of the Company’s adjusted operating income before depreciation and amortization (as defined in Note 16), free cash flows and revenues. The number of PRSUs that vest principally range from 0% to 100% based on a sliding scale where achieving or exceeding the performance target will result in 100% of the PRSUs vesting and achieving less than 80% of the target will result in no portion of the PRSUs vesting. Additionally, for certain PRSUs the Company’s Compensation Committee has discretion in determining the final amount of units that vest. Upon vesting, each PRSU becomes convertible into a share of the Company’s Series A common stock on a one-for-one basis. Holders of PRSUs would not receive payments or accruals of dividends or dividend equivalents in the event the Company was to pay regular cash dividends until such PRSUs are converted into shares of the Company’s stock.

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

Compensation expense is separately recorded for each vesting tranche of PRSUs for a particular grant. For most PRSUs, the Company measures the fair value and related compensation cost based on the closing price of the Company’s Series A common stock on the grant date. For PRSUs for which the Company’s Compensation Committee has discretion in determining the final amount of units that vest, compensation cost is remeasured at each reporting date based on the closing price of the Company’s Series A common stock. There were no PRSUs outstanding during the six months ended June 30, 2009.

As of June 30, 2010, there was $18 million of unrecognized compensation cost, net of expected forfeitures, related to PRSUs, which is expected to be recognized over a weighted-average period of 2.57 years based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.

RSUs

RSUs vest ratably each year over periods of one to four years based on continuous service. As of June 30, 2010, there were approximately 500,000 outstanding RSUs with a weighted-average grant price of $32.06. There was $14 million of unrecognized compensation cost, net of expected forfeitures as of June 30, 2010, related to RSUs, which is expected to be recognized over a weighted-average period of 3.01 years.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

NOTE 10. RESTRUCTURING AND IMPAIRMENT CHARGES

During the six months ended June 30, 2010, the Company recorded $3 million of exit and restructuring charges as part of its continued efforts to reduce its cost structure. The charges, which included severance and contract termination costs, were incurred by the Company’s International Networks segment.

During the three and six months ended June 30, 2009, the Company recorded $9 million and $12 million, respectively, of exit and restructuring charges in connection with a reorganization of portions of its operations to better align the organization structure with its strategic priorities and to reduce its cost structure. The charges include severance costs and contract termination costs and were incurred primarily at the Company’s U.S. Networks and International Networks segments and its Corporate operations.

Refer to “Assets and liabilities measured at fair value on a non-recurring basis” in Note 5 for a description of impairment charges recorded during the three months ended June 30, 2009.

NOTE 11. INCOME TAXES

The Company’s provisions for income taxes were $41 million and $264 million and the effective tax rates were 27% and 59% for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, the Company’s provisions for income taxes were $88 million and $335 million, respectively, and the effective tax rates were 24% and 52%, respectively. Discovery’s effective tax rates for the three and six months ended June 30, 2010 differed from the federal statutory rate of 35% due primarily to a $13 million tax expense reduction for a change in the Company’s election to claim foreign tax credits that were previously taken as deductions and production activity deductions, which were partially offset by state taxes. The Company may file additional amended returns in the future to claim foreign tax credits that were previously taken as deductions based on the ability to currently use additional foreign tax credits. Additionally, the Company’s effective tax rate for the six months ended June 30, 2010 differed from the statutory rate due to the reversal of a $28 million foreign tax reserve. In February 2010, a foreign tax authority completed its tax audit and provided the Company notification that certain tax years will not be adjusted for a matter for which it previously recorded a reserve for uncertain tax positions.

The effective tax rates for the three and six months ended June 30, 2009 differed from the federal income tax rate of 35% due primarily to a permanent difference on the $252 million gain from the sale and deconsolidation of the Company’s ownership interest in the Discovery Kids Network in May 2009, state income taxes, and to a lesser extent, deduction for domestic production activities. The increases were partially offset by the release of a valuation allowance of $12 million on a previously recorded capital loss.

NOTE 12. NET INCOME PER SHARE AVAILABLE TO DISCOVERY COMMUNICATIONS, INC. STOCKHOLDERS

The following table presents a reconciliation of the weighted average number of shares outstanding between basic and diluted net income per share for the three and six months ended June 30, 2010 and 2009 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding — basic	426	422	425	422
Dilutive effect of equity awards	5	2	5	1

Weighted average shares outstanding — diluted	431	424	430	423

Basic net income per share is computed by dividing “Net income available to Discovery Communications, Inc. stockholders” by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the three and six months ended June 30, 2010 and 2009 include Discovery’s outstanding Series A, Series B and Series C common shares, as well as Discovery’s outstanding Series A and Series C convertible preferred shares. All series of the Company’s common and preferred shares are included in the weighted average number of shares outstanding when calculating both basic and diluted net income per share as the holder of each common and preferred series legally participates equally in any per share distributions whether through dividends or in liquidation.

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The calculation of diluted net income per share for both the three and six months ended June 30, 2010 excluded stock options, RSUs and PRSUs totaling 4 million because their inclusion would have been anti-dilutive or the performance targets were not achieved. Additionally, the diluted net income per share calculation for both the three and six months ended June 30, 2010 excluded 1 million contingently issuable preferred shares placed in escrow for which specific conditions have not yet been met.

The calculation of diluted net income per share for the three and six months ended June 30, 2009 excluded stock options totaling 16 million and 17 million, respectively, because their inclusion would have been anti-dilutive. Additionally, the diluted net income per share calculation for both the three and six months ended June 30, 2009 excluded approximately 2 million contingently issuable preferred shares placed in escrow for which specific conditions had not yet been met.

NOTE 13. SUPPLEMENTAL DISCLOSURES

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions).

	As of June 30, 2010	As of December 31, 2009
		(recast)
Accounts payable	$43	$63
Accrued payroll and related benefits	139	191
Content rights payable	55	50
Accrued income taxes	19	38
Accrued interest	25	25
Accrued other	75	79

Total accounts payable and accrued liabilities	$356	$446

Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(recast)		(recast)
Unrealized gains on derivative instruments, net	$6	$4	$5	$15
Realized losses on derivative instruments, net	(33)	—	(33)	(6)
Loss from equity investees	(10)	(9)	(17)	(14)
Realized gains on sales of investments	—	13	—	13
Loss from discontinued operations, net of tax	—	(1)	—	(3)
Other, net	—	1	4	3

Total other (expense) income, net	$(37)	$8	$(41)	$8

During the three months ended June 30, 2009, the Company sold an investment in equity securities for $22 million, which resulted in a pretax gain of $13 million. Approximately $6 million of the pretax gain was a reclassification of unrealized gain from “Other comprehensive income (loss).”

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

NOTE 14. RELATED PARTY TRANSACTIONS

The following is a description of companies that are considered related parties as a result of common directorship and ownership.

DIRECTV, Liberty Global, Inc., Liberty Media Corporation, and Ascent Media Corporation

The Company’s Board of Directors includes two members who served as directors of DIRECTV through June 16, 2010, including John C. Malone, the Chairman of the Board of DIRECTV. Dr. Malone beneficially owned DIRECTV Class B common stock representing approximately 24% of the aggregate voting power of DIRECTV. Effective June 16, 2010, Dr. Malone converted his Class B common stock into DIRECTV Class A common stock, which reduced his voting interest to 3% of DIRECTV and Dr. Malone and the other member of the Company’s Board of Directors who served as a DIRECTV director resigned from the DIRECTV Board.

Transactions with DIRECTV through June 16, 2010 have been reported as related party transactions. Effective with the conversion of Dr. Malone’s DIRECTV stock and Dr. Malone and the other member resigning from the DIRECTV board, transactions with DIRECTV after June 16, 2010 are not reported as related party transactions. Revenues from transactions with DIRECTV were $50 million, or 5% of total revenues, and $52 million, or 6% of total revenues, for the three months ended June 30, 2010 and 2009, respectively, and $104 million, or 6% of total revenues, and $103 million, or 6% of total revenues, for the six months ended June 30, 2010 and 2009, respectively. Expenses from transactions with DIRECTV for the three and six months ended June 30, 2010 and 2009 were not significant. The Company’s “Receivables, net” balances included $44 million and $42 million due from DIRECTV as of June 30, 2010 and December 31, 2009, respectively. The “Receivables, net” balance with DIRECTV as of June 30, 2010 related to transactions occurring through June 16, 2010.

Discovery’s Board also includes three members who serve as directors of Liberty Global, Inc. (“Liberty Global”), including Dr. Malone, who is Chairman of the Board of Liberty Global, and three persons who are currently directors of Liberty Media Corporation (“Liberty Media”), also including Dr. Malone, the Chairman of the Board of Liberty Media. Dr. Malone beneficially owns shares representing approximately 40% of the aggregate voting power of Liberty Global and also beneficially owns shares of Liberty Media representing approximately 35% of the aggregate voting power of its outstanding stock. Revenues from transactions with both Liberty Global and Liberty Media totaled $7 million, or 1% of total revenues, for both the three months ended June 30, 2010 and 2009, respectively, and $18 million, or 1% of total revenues, and $15 million, or 1% of total revenues, for the six months ended June 30, 2010 and 2009, respectively. Expenses from transactions with both Liberty Global and Liberty Media for the three and six months ended June 30, 2010 and 2009 were not significant. The Company’s “Receivables, net” balances included insignificant amounts due from both Liberty Global and Liberty Media as of June 30, 2010 and December 31, 2009.

Effective January 25, 2010, Dr. Malone joined the Board of Directors of Ascent Media Corporation (“AMC”). Dr. Malone owns 0.9% of AMC’s Series A common stock and 93.8% of AMC’s Series B common stock, effectively providing him voting equity securities representing approximately 31.5% of the voting power with respect to the general election of directors.

Transactions with AMC on and subsequent to January 25, 2010 have been reported as related party transactions as a result of Dr. Malone joining AMC’s board. Operating expenses from transactions with AMC were $4 million, or 1% of total operating expenses, and $10 million, or 1% of total operating expenses, for the three and six months ended June 30, 2010, respectively. Revenues from transactions with AMC for the three and six months ended June 30, 2010 were not significant. Additionally, the Company acquired the London uplink facility from a subsidiary of AMC for $35 million on February 17, 2010 (Note 3).

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Dr. Malone serves as a director on Discovery’s board and owns shares representing approximately 23% of the aggregate voting power (other than with respect to the election of the common stock directors) of Discovery’s outstanding stock. Dr. Malone controls approximately 32% of the Company’s aggregate voting power relating to the election of the eight common stock directors, assuming that the preferred stock held by Advance/Newhouse Programming Partnership has not been converted into shares of Discovery’s common stock.

As a result of this common directorship and ownership, transactions with DIRECTV, Liberty Global, Liberty Media and AMC and their subsidiaries and equity method investees are considered related party transactions. The majority of the amounts received under contractual arrangements with DIRECTV, Liberty Global and Liberty Media entities relate to multi-year network distribution arrangements and network services. Revenues under these arrangements include annual rate increases and are based on the number of subscribers receiving the related programming. AMC provides services, such as satellite uplink, systems integration, origination and post-production to Discovery.

Other Related Parties

Other related parties primarily include unconsolidated investees accounted for using the equity method, including unconsolidated VIEs described in Note 4. The Company provides equity method investees with content, funding or services such as distribution, technological, licensing, sales and administrative support. Revenues from transactions with the Company’s other related parties were $16 million, or 2% of total revenues, and $8 million, or 1% of total revenues, for the three months ended June 30, 2010 and 2009, respectively, and $21 million, or 1% of total revenues, and $13 million, or 1% of total revenues, for the six months ended June 30, 2010 and 2009, respectively. Expenses from transactions with the Company’s other related parties for the three and six months ended June 30, 2010 and 2009 were not significant. The Company’s “Receivables, net” balances included insignificant amounts due from the Company’s other related parties as of June 30, 2010 and December 31, 2009. The Company’s “Other noncurrent assets” balance as of June 30, 2010 included $14 million for the net carrying value of amounts due from equity investees. The Company’s “Other current liabilities” balance as of December 31, 2009 included an insignificant amount due to equity investees.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments and Guarantees

As more fully described in Note 22 of the Company’s consolidated financial statements included in its 2009 Form 10-K, the Company has various commitments primarily consisting of programming and talent commitments, operating and capital lease arrangements, purchase obligations for goods and services, employment contracts, sponsorship commitments, future funding commitments related to certain equity investments (Note 4) and the obligation to issue additional preferred shares under the anti-dilution provisions of its outstanding preferred stock if certain conditions are met. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years. The Company is also subject to redeemable put options with respect to noncontrolling interests in certain cable and satellite television network joint ventures (Note 4). Additionally, the Company has guaranteed a certain level of operating performance for the Discovery Kids Network joint venture (Note 4). The Company’s commitments have not materially changed from those disclosed in the 2009 Form 10-K.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Legal Matters

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Concentrations of Credit Risk

Derivatives Counterparties

The risk associated with a derivative transaction is that the counterparty will default on payments due to Discovery. If there is a default, the Company may have to acquire a replacement derivative from a different counterparty at a higher cost or may be unable to find a suitable replacement. Discovery’s derivative credit exposure relates principally to interest rate derivative contracts. Typically, the Company seeks to manage these exposures by contracting with experienced counterparties that are investment grade-rated. These counterparties consist of large financial institutions that have a significant presence in the derivatives market. At June 30, 2010, the Company did not anticipate nonperformance by any of its counterparties.

Lender Counterparties

The risk associated with a debt transaction is that the counterparty will not be available to fund as obligated under the terms of Discovery’s revolving line of credit. If funding under the revolving line of credit is unavailable, the Company may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. At June 30, 2010, the Company did not anticipate nonperformance by any of its counterparties.

Customers

The Company’s trade receivables do not represent a significant concentration of credit risk as of June 30, 2010 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

NOTE 16. REPORTABLE SEGMENTS

In the first quarter of 2010, the Company realigned its commerce business, which sells and licenses Discovery branded merchandise, from the Commerce, Education and Other segment into the U.S. Networks segment in order to better align the management of the Company’s online operations. In connection with this realignment, the Commerce, Education and Other segment was renamed the Education and Other segment. The 2009 financial information has been recast to reflect the realignment. Accordingly, the results of operations of the commerce business are included as a component of the U.S. Networks segment for all periods presented.

The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker (“CODM”), the Chief Executive Officer, (ii) internal management and related reporting structure and (iii) the basis upon which the CODM makes resource allocation decisions.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies, except that certain inter-segment transactions that are eliminated at the consolidated level are not eliminated at the segment level as they are treated similar to third-party sales transactions in determining segment performance. Inter-segment transactions, which primarily include the purchase of advertising and content between segments, were not material for the periods presented.

The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges and (vi) gains (losses) on business and asset dispositions. The Company uses this measure to assess the operating results and

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. The Company excludes mark-to-market stock-based compensation, exit and restructuring charges, certain impairment charges and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. The Company also excludes depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with GAAP.

The following tables present summarized financial information for each of the Company’s reportable segments (in millions).

Revenues by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(recast)		(recast)
U.S. Networks	$620	$562	$1,166	$1,084
International Networks	306	267	589	511
Education and Other	33	35	70	71
Corporate and inter-segment eliminations	4	1	7	5

Total revenues	$963	$865	$1,832	$1,671

Adjusted OIBDA by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(recast)		(recast)
U.S. Networks	$379	$340	$672	$621
International Networks	132	91	254	189
Education and Other	1	1	6	7
Corporate and inter-segment eliminations	(57)	(46)	(112)	(94)

Total Adjusted OIBDA	$455	$386	$820	$723

Reconciliation of Total Adjusted OIBDA to Total Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(recast)		(recast)
Total Adjusted OIBDA	$455	$386	$820	$723
Amortization of deferred launch incentives	(10)	(13)	(21)	(27)
Mark-to-market stock-based compensation	(40)	(54)	(76)	(86)
Depreciation and amortization	(33)	(39)	(66)	(76)
Restructuring and impairment charges	—	(35)	(3)	(38)
Gains on dispositions	—	252	—	252

Total operating income	$372	$497	$654	$748

Total Assets by Segment

	As of June 30, 2010	As of December 31, 2009
		(recast)
U.S. Networks	$2,142	$2,078
International Networks	1,106	1,157
Education and Other	76	97
Corporate	7,750	7,620

Total assets	$11,074	$10,952

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Total assets allocated to “Corporate” in the above table include substantially all of the Company’s goodwill balance as the financial reports reviewed by the Company’s CODM do not include an allocation of goodwill to each reportable segment. Goodwill by reportable segment is disclosed in the following table.

Total Goodwill by Segment

	As of June 30, 2010	As of December 31, 2009
		(recast)
U.S. Network	$5,138	$5,135
International Networks	1,277	1,271
Education and Other	27	27

Total goodwill	$6,442	$6,433

NOTE 17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

DCL has issued public senior notes pursuant to a Registration Statement on Form S-3 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 17, 2009 (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes issued by DCL. DCL or Discovery Communications Holding, LLC (“DCH”) may in the future issue additional securities that are fully and unconditionally guaranteed by the Company under the Shelf Registration. Accordingly, set forth below is condensed consolidating financial information presenting the financial position, results of operations and cash flows of (i) the Company, (ii) DCL, (iii) DCH, (iv) non-guarantor subsidiaries of DCL on a combined basis, (v) other non-guarantor subsidiaries of the Company on a combined basis and (vi) the eliminations and reclassifications necessary to arrive at the financial information for the Company on a consolidated basis.

DCL and the non-guarantor subsidiaries of DCL are the primary operating subsidiaries of the Company. DCL’s primary operations are the Discovery Channel and TLC in the U.S. The non-guarantor subsidiaries of DCL include the Animal Planet channel and most of the other U.S. networks, the international networks, the education businesses, and most of the Company’s digital businesses.

The non-guarantor subsidiaries of DCL are wholly-owned subsidiaries of DCL with the exception of certain joint ventures and equity method investments. DCL is a wholly-owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% ownership interest through Discovery Holding Company (“DHC”). DHC is included in other non-guarantor subsidiaries of the Company.

The supplemental condensed consolidating financial information should be read in conjunction with the condensed consolidated financial statements of the Company.

As of June 30, 2010 and December 31, 2009, the cash and cash equivalents of the non-guarantor subsidiaries of DCL included $43 million and $40 million, respectively, of cash related to consolidated joint ventures that is only available for use by the ventures.

In accordance with the rules and regulations of the SEC, the equity method has been applied to (i) the Company’s interest in DCH and other non-guarantor subsidiaries, (ii) DCH’s interest in DCL and (iii) DCL’s interest in non-guarantor subsidiaries. Inter-company accounts and transactions have been eliminated. The Company’s bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed-down” to the applicable subsidiaries.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$597	$115	$1	$—	$713
Receivables, net	—	—	378	446	12	—	836
Content rights, net	—	—	14	67	—	—	81
Prepaid expenses and other current assets	10	—	112	62	1	—	185

Total current assets	10	—	1,101	690	14	—	1,815
Investment in and advances to subsidiaries	8,894	6,456	4,179	—	6,729	(26,258)	—
Noncurrent content rights, net	—	—	544	662	—	—	1,206
Goodwill	—	—	3,878	2,553	11	—	6,442
Other noncurrent assets	—	20	918	752	7	(86)	1,611

Total assets	$8,904	$6,476	$10,620	$4,657	$6,761	$(26,344)	$11,074

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1	$3	$178	$169	$5	$—	$356
Current portion of long-term debt	—	—	6	11	—	—	17
Other current liabilities	—	—	115	119	1	—	235

Total current liabilities	1	3	299	299	6	—	608
Long-term debt	—	—	3,515	79	—	—	3,594
Other noncurrent liabilities	4	—	350	23	18	(86)	309

Redeemable noncontrolling interests	—	—	—	49	—	—	49

Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	2,413	2,531	722	4,935	1,643	(12,244)	—
Equity (deficit) attributable to Discovery Communications, Inc.	6,486	3,942	5,734	(733)	5,094	(14,037)	6,486

Equity and advances attributable to Discovery Communications, Inc.	8,899	6,473	6,456	4,202	6,737	(26,281)	6,486

Noncontrolling interests	—	—	—	5	—	23	28
Total equity	8,899	6,473	6,456	4,207	6,737	(26,258)	6,514

Total liabilities and equity	$8,904	$6,476	$10,620	$4,657	$6,761	$(26,344)	$11,074

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$476	$144	$3	$—	$623
Receivables, net	—	—	371	431	14	(4)	812
Content rights, net	—	—	15	60	—	—	75
Prepaid expenses and other current assets	1	—	100	60	—	—	161

Total current assets	1	—	962	695	17	(4)	1,671
Investment in and advances to subsidiaries	8,633	8,138	4,062	—	6,552	(27,385)	—
Noncurrent content rights, net	—	—	541	674	—	(8)	1,207
Goodwill	—	—	3,876	2,546	11	—	6,433
Other noncurrent assets	—	42	909	755	7	(72)	1,641

Total assets	$8,634	$8,180	$10,350	$4,670	$6,587	$(27,469)	$10,952

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23	$4	$206	$220	$5	$(12)	$446
Current portion of long-term debt	—	20	5	13	—	—	38
Other current liabilities	—	21	108	170	—	—	299

Total current liabilities	23	45	319	403	5	(12)	783
Long-term debt	—	1,928	1,460	69	—	—	3,457
Other noncurrent liabilities	—	1	433	64	17	(72)	443

Redeemable noncontrolling interests	—	—	—	49	—	—	49

Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	2,414	2,534	2,705	4,970	1,644	(14,267)	—
Equity (deficit) attributable to Discovery Communications, Inc.	6,197	3,672	5,433	(893)	4,921	(13,133)	6,197

Equity and advances attributable to Discovery Communications, Inc.	8,611	6,206	8,138	4,077	6,565	(27,400)	6,197
Noncontrolling interests	—	—	—	8	—	15	23

Total equity	8,611	6,206	8,138	4,085	6,565	(27,385)	6,220

Total liabilities and equity	$8,634	$8,180	$10,350	$4,670	$6,587	$(27,469)	$10,952

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$431	$519	$16	$(3)	$963

Costs of revenues, excluding depreciation and amortization listed below	—	—	87	155	15	(3)	254
Selling, general and administrative	2	—	88	212	2	—	304
Depreciation and amortization	—	—	8	24	1	—	33

	2	—	183	391	18	(3)	591

Operating (loss) income	(2)	—	248	128	(2)	—	372
Equity in earnings of subsidiaries	108	151	88	—	73	(420)	—
Interest expense, net	—	(18)	(28)	(2)	—	—	(48)
Loss on extinguishment of debt	—	(20)	(116)	—	—	—	(136)
Other (expense) income, net	—	(28)	(14)	5	—	—	(37)

Income before income taxes	106	85	178	131	71	(420)	151
Benefit from (provision for) income taxes	1	24	(27)	(40)	1	—	(41)

Net income	107	109	151	91	72	(420)	110
Less net income attributable to noncontrolling interests	—	—	—	(1)	—	(2)	(3)

Net income attributable to Discovery Communications, Inc.	107	109	151	90	72	(422)	107
Stock dividends to preferred interests	(1)	—	—	—	—	—	(1)

Net income available to Discovery Communications, Inc. stockholders	$106	$109	$151	$90	$72	$(422)	$106

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$410	$440	$19	$(4)	$865

Costs of revenues, excluding depreciation and amortization listed below	—	—	84	153	16	(2)	251
Selling, general and administrative	2	—	108	182	5	(2)	295
Depreciation and amortization	—	—	13	26	—	—	39
Restructuring and impairment charges	—	—	3	32	—	—	35
Gains on dispositions	—	—	(252)	—	—	—	(252)

	2	—	(44)	393	21	(4)	368

Operating (loss) income	(2)	—	454	47	(2)	—	497
Equity in earnings of subsidiaries	181	203	44	—	123	(551)	—
Interest expense, net	—	(31)	(27)	(2)	—	—	(60)
Other (expense) income, net	—	(1)	8	1	—	—	8

Income before income taxes	179	171	479	46	121	(551)	445
Benefit from (provision for) income taxes	—	12	(276)	—	—	—	(264)

Net income	179	183	203	46	121	(551)	181
Less net income attributable to noncontrolling interests	—	—	—	(2)	—	—	(2)

Net income attributable to Discovery Communications, Inc.	179	183	203	44	121	(551)	179
Stock dividends to preferred interests	(2)	—	—	—	—	—	(2)

Net income available to Discovery Communications, Inc. stockholders	$177	$183	$203	$44	$121	$(551)	$177

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$815	$988	$33	$(4)	$1,832

Costs of revenues, excluding depreciation and amortization listed below	—	—	189	306	30	(4)	521
Selling, general and administrative	6	—	191	386	5	—	588
Depreciation and amortization	—	—	20	45	1	—	66
Restructuring charges	—	—	—	3	—	—	3

	6	—	400	740	36	(4)	1,178

Operating (loss) income	(6)	—	415	248	(3)	—	654
Equity in earnings of subsidiaries	280	346	195	—	188	(1,009)	—
Interest expense, net	—	(48)	(55)	(3)	—	—	(106)
Loss on extinguishment of debt	—	(20)	(116)	—	—	—	(136)
Other (expense) income, net	—	(32)	(18)	9	—	—	(41)

Income before income taxes	274	246	421	254	185	(1,009)	371
Benefit from (provision for) income taxes	2	36	(75)	(52)	1	—	(88)

Net income	276	282	346	202	186	(1,009)	283
Less net income attributable to noncontrolling interests	—	—	—	(4)	—	(3)	(7)

Net income attributable to Discovery Communications, Inc.	276	282	346	198	186	(1,012)	276
Stock dividends to preferred interests	(1)	—	—	—	—	—	(1)

Net income available to Discovery Communications, Inc. stockholders	$275	$282	$346	$198	$186	$(1,012)	$275

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$784	$859	$36	$(8)	$1,671

Costs of revenues, excluding depreciation and amortization listed below	—	—	180	295	29	(4)	500
Selling, general and administrative	4	—	191	363	7	(4)	561
Depreciation and amortization	—	—	25	52	(1)	—	76
Restructuring and impairment charges	—	—	5	33	—	—	38
Gains on dispositions	—	—	(252)	—	—	—	(252)

	4	—	149	743	35	(8)	923

Operating (loss) income	(4)	—	635	116	1	—	748
Equity in earnings of subsidiaries	301	336	85	—	201	(923)	—
Interest expense, net	—	(56)	(58)	(3)	—	—	(117)
Other income, net	—	—	7	1	—	—	8

Income before income taxes	297	280	669	114	202	(923)	639
Benefit from (provision for) income taxes	1	21	(333)	(23)	(1)	—	(335)

Net income	298	301	336	91	201	(923)	304
Less net income attributable to noncontrolling interests	—	—	—	(5)	—	(1)	(6)

Net income attributable to Discovery Communications, Inc.	298	301	336	86	201	(924)	298
Stock dividends to preferred interests	(2)	—	—	—	—	—	(2)

Net income available to Discovery Communications, Inc. stockholders	$296	$301	$336	$86	$201	$(924)	$296

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(35)	$(55)	$(27)	$205	$2	$—	$90

Investing Activities
Purchases of property and equipment	—	—	(4)	(15)	(1)	—	(20)
Business acquisitions, net of cash acquired	—	—	—	(38)	—	—	(38)
Investments in and advances to equity method investees	—	—	(39)	(2)	—	—	(41)

Cash used in investing activities	—	—	(43)	(55)	(1)	—	(99)

Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	2,970	—	—	—	2,970
Principal repayments of long-term debt	—	(1,948)	(935)	—	—	—	(2,883)
Inter-company contributions and other financing activities, net	35	2,003	(1,844)	(179)	(3)	—	12

Cash provided by (used in) financing activities	35	55	191	(179)	(3)	—	99

Net change in cash and cash equivalents	—	—	121	(29)	(2)	—	90

Cash and cash equivalents, beginning of period	—	—	476	144	3	—	623

Cash and cash equivalents, end of period	$—	$—	$597	$115	$1	$—	$713

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$214	$(14)	$(28)	$167	$(2)	$—	$337

Investing Activities
Proceeds from dispositions	—	—	300	—	—	—	300
Other investing activities, net	—	—	(10)	(11)	(2)	—	(23)

Cash provided by (used in) investing activities	—	—	290	(11)	(2)	—	277

Financing Activities
Net repayments of revolver loans	—	—	(315)	—	—	—	(315)
Borrowings from long-term debt, net of discount and debt issuance costs	—	478	—	—	—	—	478
Principal repayments of long-term debt	—	(9)	(509)	—	—	—	(518)
Principal repayments of capital lease obligations	—	—	(2)	(3)	—	—	(5)
Cash distributions to non-controlling interest	—	—	—	(8)	—	—	(8)
Inter-company contributions and other financing activities, net	(214)	(455)	800	(136)	2	—	(3)

Cash (used in) provided by financing activities	(214)	14	(26)	(147)	2	—	(371)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	—	2

Net change in cash and cash equivalents	—	—	236	11	(2)	—	245

Cash and cash equivalents, beginning of period	—	—	13	78	3	—	94

Cash and cash equivalents, end of period	$—	$—	$249	$89	$1	$—	$339

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is a supplement to and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. This section provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us” or “our”) businesses, recent developments, results of operations, cash flows and financial condition. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

BUSINESS OVERVIEW

We are a leading global nonfiction media and entertainment company that provides original and purchased programming across multiple distribution platforms in the U.S. and over 180 other countries, including over 100 television networks offering customized programming in 40 languages. Our strategy is to optimize the distribution, ratings and profit potential of each of our branded channels. Additionally, we own and operate a diversified portfolio of website properties and other digital services and develop and sell consumer and educational products and services as well as media sound services in the U.S. and internationally.

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

U.S. Networks

U.S. Networks, which is our largest segment, owns and operates 10 cable and satellite channels primarily throughout the U.S., including Discovery Channel, TLC and Animal Planet, as well as a portfolio of website properties and other digital services and our commerce business. Currently we own and operate the Discovery Health Channel. However, pursuant to our joint venture arrangement with Harpo, Inc. for the Oprah Winfrey Network (“OWN”), we will contribute our interest in the Discovery Health Channel to OWN, which is expected to occur in 2011, at which time the network will be operated by the joint venture and no longer consolidated in our operating results. Additionally, U.S. Networks owns an interest in the Discovery Kids Network, a 50-50 joint venture between us and Hasbro, Inc. (“Hasbro”), which operates the Discovery Kids Network. The Discovery Kids Network will be rebranded as “The Hub”, which will launch in 2010.

U.S. Networks derives revenues primarily from distribution fees and advertising sales, which comprised 42% and 53% of revenues for this segment for the three months ended June 30, 2010, respectively, and 45% and 51% of this segment’s revenues for the six months ended June 30, 2010, respectively. U.S. Networks earns distribution fees under multi-year affiliation agreements with cable operators, DTH satellite operators and other distributors of television programming. Distribution fees are based on the number of subscribers receiving our programming. Upon the launch of a new channel, we may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. Launch incentives are amortized on a straight-line basis as a reduction of revenues over the term of the affiliation agreement. U.S. Networks generates advertising revenues by selling commercial time on our networks and websites. The number of subscribers to our channels, viewership demographics, the popularity of our programming and our ability to sell commercial time over a group of channels are key drivers of advertising revenue.

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

International Networks

International Networks operates a portfolio of channels, led by the Discovery Channel and Animal Planet brands that are distributed in virtually every pay-television market in the world through an infrastructure that includes major operational centers in London, Singapore and Miami. International Networks’ regional operations cover most major markets and are organized into four locally-managed regional operations: the United Kingdom (“U.K.”); Europe (excluding the U.K.), Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. International Networks currently operates over 120 unique distribution feeds in 40 languages with channel feeds customized according to language needs and advertising sales opportunities. Most of the segment’s channels are wholly-owned with the exception of the international Animal Planet channels, which are generally joint ventures in which the British Broadcasting Corporation (“BBC”) owns 50%, People+Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC, and several channels in Japan and Canada, which operate as joint ventures with strategically important local partners.

Similar to our U.S. Networks segment, the primary sources of revenues for International Networks are distribution fees and advertising sales, and the primary cost is programming. International Networks executes a localization strategy by offering shared programming with U.S. Networks, customized content and localized schedules via our distribution feeds. For the three and six months ended June 30, 2010, distribution revenues represented approximately 61% and 63%, respectively, of the segment’s operating revenues.

Advertising sales remain important to the segment’s financial success, representing 35% and 32% of the segment’s total revenues for the three and six months ended June 30, 2010, respectively. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital.

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

RESULTS OF OPERATIONS

Changes in Basis of Presentation – Recast

Our 2009 financial information has been recast so that the basis of presentation is consistent with that of our 2010 financial information. This recast reflects (i) the adoption of the recent accounting guidance that amends the model for determining whether an entity should consolidate a variable interest entity (“VIE”), which resulted in the deconsolidation of the OWN and Animal Planet Japan (“APJ”) joint ventures for all periods presented (Note 2 to the accompanying condensed consolidated financial statements), (ii) the results of operations of our Antenna Audio business as discontinued operations (Note 3 to the accompanying condensed consolidated financial statements), and (iii) the realignment of our commerce business, which is now reported as a component of our U.S. Networks segment for all periods presented whereas it was previously reported as a component of our Commerce, Education and Other segment (Note 16 to the accompanying condensed consolidated financial statements).

Items Impacting Comparability

As previously reported, on May 22, 2009, we formed a 50-50 joint venture with Hasbro, to which we contributed the Discovery Kids Network. As a result of this transaction we ceased to consolidate the gross operating results of the Discovery Kids Network effective May 22, 2009. Our interest in the joint venture subsequent to the transaction is accounted for using the equity method of accounting. As we continue to be involved in the operations of the joint venture, we have not recast the 2009 results of operations to present the Discovery Kids Network as discontinued operations. Accordingly, our results of operations include 100% of the gross revenues and expenses of the Discovery Kids Network through May 21, 2009, whereas beginning May 22, 2009 our results of operations only include our 50% interest in the joint venture’s net operating results, which is recorded as a component of “Other (expense) income, net.” The following table presents the gross operating results for the Discovery Kids Network for the period January 1, 2009 through May 21, 2009 included in our consolidated operating results for the three and six months ended June 30, 2009 (in millions).

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenues:
Distribution	$6	$18
Advertising	1	1

Total revenues	7	19

Costs of revenues	3	7
Selling, general and administrative	—	1

Operating income	$4	$11

Consolidated Results of Operations

The following table presents our consolidated results of operations (in millions).

	Three Months Ended June 30,		% Change Favorable /	Six Months Ended June 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
	(recast)			(recast)
Revenues:
Distribution	$449	$422	6%	$894	$844	6%
Advertising	435	367	19%	783	668	17%
Other	79	76	4%	155	159	(3)%

Total revenues	963	865	11%	1,832	1,671	10%

Costs of revenues, excluding depreciation and amortization listed below	254	251	(1)%	521	500	(4)%
Selling, general and administrative	304	295	(3)%	588	561	(5)%
Depreciation and amortization	33	39	15%	66	76	13%
Restructuring and impairment charges	—	35	100%	3	38	92%
Gains on dispositions	—	(252)	(100)%	—	(252)	(100)%

	591	368	(61)%	1,178	923	(28)%

Operating income	372	497	(25)%	654	748	(13)%

Interest expense, net	(48)	(60)	20%	(106)	(117)	9%
Loss on extinguishment of debt	(136)	—	—%	(136)	—	—%
Other (expense) income, net	(37)	8	NM	(41)	8	NM

Income before income taxes	151	445	(66)%	371	639	(42)%
Provision for income taxes	(41)	(264)	84%	(88)	(335)	74%

Net income	110	181	(39)%	283	304	(7)%
Less net income attributable to noncontrolling interests	(3)	(2)	(50)%	(7)	(6)	(17)%

Net income attributable to Discovery Communications, Inc.	107	179	(40)%	276	298	(7)%
Stock dividends to preferred interests	(1)	(2)	50%	(1)	(2)	50%

Net income available to Discovery Communications, Inc. stockholders	$106	$177	(40)%	$275	$296	(7)%

NM = Not meaningful

Revenues

Distribution revenues for the three and six months ended June 30, 2010 increased $27 million and $50 million, respectively, as compared to distribution revenues for the similar 2009 periods, driven by our U.S. Networks and International Networks segments. The increase in distribution revenues at our U.S. Networks segment was primarily attributable to contractual rate increases, subscriber growth and reductions in amortization for launch incentives. These increases were partially offset by the deconsolidation of the Discovery Kids Network in May 2009, which resulted in declines of $6 million and $18 million for the three and six months ended June 30, 2010, respectively. Increased distribution revenues at our International Networks segment for the three and six month periods reflect growth in paying subscribers, which was partially offset by changes in our channel mix and a decrease in average contractual rates. Distribution revenues for the six months ended June 30, 2010 benefited $8 million from favorable changes in foreign currency exchange rates. Excluding the deconsolidation of the Discovery Kids Network and favorable impacts of foreign currency exchange rates, distribution revenues increased 8%, or $33 million, for the three month period and 7%, or $60 million, for the six month period.

For the three and six months ended June 30, 2010, advertising revenues increased $68 million and $115 million, respectively, as compared to advertising revenues for the corresponding periods in 2009. Advertising revenues at our U.S. Networks segment increased principally as a result of increased pricing and higher cash sellouts. In addition, for the six month period advertising revenues at our U.S. Networks segment benefited from higher ratings. Increased advertising revenues were also driven by increases at our International Networks segment due primarily to higher cash sellouts, increased viewership and subscriber growth.

Other revenues, which primarily consist of sales of educational services and content, distribution and advertising sales services, merchandise sales and post production sound and music services, increased $3 million for the three months ended June 30, 2010 and decreased $4 million for the six months ended June 30, 2010 as compared to the same 2009 periods. The increase for the three month period was attributable to increased DVD sales at our Corporate operations. The decrease in other revenues for the year-to-date period was primarily due to a decline in merchandise sales as a result of changing our business model in early 2009 from direct-to-consumer to a licensing model where we receive royalties.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, production costs, distribution costs and sales commissions, increased $3 million and $21 million for the three and six months ended June 30, 2010, respectively, as compared to costs of revenues for the same periods in 2009.

For the three months ended June 30, 2010, the increase in costs of revenues was driven by increases in content costs at our Corporate operations and increased content amortization and sales commissions at our U.S. Networks segment. These increases were partially offset by an $11 million decline in write-offs of capitalized content costs at our International Networks segment and a $3 million decrease as a result of deconsolidating the Discovery Kids Network. Excluding the write-offs of capitalized content costs, the deconsolidation of the Discovery Kids Network, costs of revenues for the three months ended June 30, 2010 increased 7%, or $16 million.

Costs of revenues for the six months ended June 30, 2010 increased as a result of higher costs at our U.S. Networks segment, International Networks segment and Corporate operations. The increased costs of revenues at our U.S. Networks segment were driven by additional content write-offs of $15 million and sales commissions, which were partially offset by decreases of $8 million in production and distribution costs as a result of the transition of our commerce business to a licensing model in early 2009 and a decline of $7 million due to the effect of deconsolidating the Discovery Kids Network. At our Corporate operations costs of revenues increased due to higher content costs and costs of DVD sales. For our International Networks segment, costs of revenues grew as a result of higher sales commissions and $4 million as a result of unfavorable changes in foreign currency exchange rates, which were partially offset by a $10 million decline in amortization of capitalized content costs. Excluding the unfavorable impacts of foreign currency exchange rates, write-offs of capitalized content costs, the deconsolidation of the Discovery Kids Network and changes in our commerce business model, costs of revenues for the six months ended June 30, 2010 increased 6%, or $27 million.

Selling, General and Administrative

Selling, general and administrative expenses, which are principally comprised of employee costs, marketing costs, research costs and occupancy and back office support fees, increased $9 million and $27 million for the three and six months ended June 30, 2010, respectively, as compared to selling, general and administrative expenses for the same 2009 periods. The growth in our selling, general and administrative costs was attributable to higher marketing costs at our U.S. Networks and higher personnel costs at our International Networks segment. The increases for the three and six months ended June 30, 2010 were partially offset by lower stock-based compensation costs.

Employee costs include stock-based compensation expense arising from equity awards granted to employees under our incentive plans. Total stock-based compensation expense for the three months ended June 30, 2010 and 2009 was $50 million and $61 million, respectively, and $94 million and $98 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in stock-based compensation for the three and six month periods reflects a decrease in the number of outstanding cash-settled equity awards, partially offset by an increase in the fair value of outstanding cash-settled equity awards and an increase in the number of outstanding stock options and restricted stock units (“RSUs”). A portion of our equity awards are cash-settled and, therefore, the value of such awards outstanding must be remeasured at fair value each reporting date based on changes in the price of our Series A common stock. For the three months ended June 30, 2010 and 2009, compensation expense for cash-settled equity awards, including changes in fair value, was $40 million and $54 million, respectively, and for the six months ended June 30, 2010 and 2009 was $76 million and $86 million, respectively.

The most significant portion of our stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 related to cash-settled equity awards. We do not intend to grant additional cash-settled equity awards, except as may be required by contract or to employees in countries in which stock option awards are not permitted. Therefore, stock options and RSUs that vest based on continuous service have become a more significant portion of our outstanding equity awards. We record expense for service based stock options and RSUs ratably during the vesting period based on the fair value that is determined on the grant date. Expense for stock options and RSUs is not remeasured at each reporting date. Additionally, in March 2010 we granted RSUs that vest based on the achievement of operating performance targets. While compensation expense for performance based RSUs (“PRSUs”) has not been significant, it may become a more significant portion of our stock-based compensation expense in future periods. We record expense for performance based awards at the time we determine that it is probable that the performance targets will be achieved, which we evaluate each quarter. For most PRSUs, we measure the fair value and related compensation cost based on the closing price of our Series A common stock on the grant date. For certain PRSUs, our Compensation Committee has discretion in determining the final amount of units that vest. For such awards, we remeasure compensation cost at each reporting date based on the closing price of our Series A common stock. There were no PRSUs outstanding during the three and six months ended June 30, 2009. For additional disclosures regarding our stock-based compensation, refer to Note 9 to the accompanying condensed consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization expense decreased $6 million and $10 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, due to a decline in amortization expense resulting from lower intangible asset balances.

Restructuring and Impairment Charges

During the six months ended June 30, 2010, we recorded $3 million of restructuring charges as part of our continued efforts to reduce our cost structure. The charges, which included severance and contract termination costs, were incurred by our International Networks segment.

We recorded $9 million and $12 million of exit and restructuring charges during the three and six months ended June 30, 2009, respectively, in connection with a reorganization of portions of our operations to better align our organizational structure with our strategic priorities and to reduce our cost structure. The charges include severance costs and contract termination costs and were incurred primarily by our U.S. Networks and International Networks segments, as well as our Corporate operations.

During the three and six months ended June 30, 2009, we recorded $26 million of impairment charges related to intangible assets and capitalized software, primarily for certain asset groups at our Other U.S. Networks reporting unit due to declines in expected operating performance.

Gains on Dispositions

In connection with the formation of the Discovery Kids Network joint venture in May 2009, we recorded a $252 million gain, which included $127 million as a result of “stepping up” our basis for the 50% retained interest in the Discovery Kids Network and $125 million for the sale of 50% of our ownership interest to Hasbro.

Interest Expense, Net

Interest expense, net for the three and six months ended June 30, 2010 decreased $12 million and $11 million, respectively, as compared to interest expense for the similar periods in 2009, primarily due to changes in the designation and termination of interest rate swaps as a result of refinancing most of our debt in June 2010.

Loss on Extinguishment of Debt

In June 2010, we recognized a $136 million loss on extinguishment of debt in connection with the repayment of $2.88 billion outstanding under our term loans and private senior notes, consisting of $114 million of make-whole premiums, $12 million of non-cash write-offs of unamortized deferred financing costs and $10 million for the repayment of the original issue discount on our term loans.

Other (Expense) Income, Net

Other (expense) income, net primarily includes realized and unrealized gains and losses from derivative instruments that are not designated as hedging instruments, our portion of income and losses from equity method investments and other non-operating expenses and income. During the three and six months ended June 30, 2010, we recorded total other expenses of $37 million and $41 million, respectively, which included $27 million and $28 million, respectively, of net realized and unrealized losses on derivative instruments primarily due to discontinuing hedge accounting on certain interest rate derivatives as a result of refinancing our debt in June 2010. In addition, we recorded $10 million and $17 million, respectively, of losses from equity method investments.

For both the three and six months ended June 30, 2009, we recorded total other income of $8 million. During the three months ended June 30, 2009, we sold securities which resulted in a pre-tax gain of $13 million. Other income for the three and six months ended June 30, 2009 also included net realized and unrealized gains of $4 million and $9 million, respectively, on derivative instruments, which were offset by $9 million and $14 million, respectively, of losses from equity method investments.

Provision for Income Taxes

Our provisions for income taxes were $41 million and $264 million and the effective tax rates were 27% and 59% for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, our provisions for income taxes were $88 million and $335 million, respectively, and the effective tax rates were 24% and 52%, respectively. Our effective tax rates for the three and six months ended June 30, 2010 differed from the federal statutory rate of 35% due primarily to a $13 million tax expense reduction for a change in our election to claim foreign tax credits that were previously taken as deductions and production activity deductions, which were partially offset by state taxes. We may file additional amended returns in the future to claim foreign tax credits that were previously taken as deductions based on the ability to currently use additional foreign tax credits. Additionally, our effective tax rate for the six months ended June 30, 2010 differed from the statutory rate due to the reversal of a $28 million foreign tax reserve. In February 2010, a foreign tax authority completed its tax audit and provided us notification that certain tax years will not be adjusted for a matter for which we previously recorded a reserve for uncertain tax positions.

The effective tax rates for the three and six months ended June 30, 2009 differed from the federal income tax rate of 35% due primarily to a permanent difference on the $252 million gain from the sale and deconsolidation of our ownership interest in the Discovery Kids Network in May 2009, state income taxes, and to a lesser extent, deduction for domestic production activities. The increases were partially offset by the release of a valuation allowance of $12 million on a previously recorded capital loss.

The tax law that allows for the immediate deduction of certain domestic programming costs expired in 2009. If the tax law is extended, we would immediately deduct certain programming costs, which would decrease our current tax liability for 2010 with a corresponding increase to our deferred tax liability.

Net Income Attributable to Noncontrolling Interests

The increase in net income attributable to noncontrolling interests was due to higher operating results at consolidated entities that are not wholly owned.

Stock Dividends to Preferred Interests

During the three and six months ended June 30, 2010 and 2009, we recognized $1 million and $2 million, respectively, of non-cash stock dividends for the release of preferred stock from escrow. Payment of such dividends is contingent upon the issuance of our common stock to settle the exercise of certain stock options and stock appreciation rights that we assumed in connection with our formation on September 17, 2008.

Discontinued Operations

During the second quarter of 2010, we committed to a plan to sell our Antenna Audio business within the next year with no significant continuing involvement in the operations or cash flows from the business subsequent to the sale. Antenna Audio, which provides audio, multimedia and mobile tours for museums, exhibitions, historic sites and visitor attractions around the world, is a component of our International Networks segment. The results of operations of Antenna Audio, which were not significant for the three and six months ended June 30, 2010 and 2009, have been reflected as discontinued operations with the net operating results included in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations.

Segment Results of Operations

As noted above, we manage and report our operations in three segments: U.S. Networks, International Networks and Education and Other. Additional financial information related to our segments is set forth in Note 16 to the accompanying condensed consolidated financial statements.

We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation; (ii) depreciation and amortization; (iii) amortization of deferred launch incentives; (iv) exit and restructuring charges; (v) certain impairment charges; and (vi) gains (losses) on business and asset dispositions. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. We exclude mark-to-market stock-based compensation, exit and restructuring charges, certain impairment charges and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. We also exclude depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

The following table presents our revenues by segment and certain consolidated operating expenses, contra revenue amounts and Adjusted OIBDA (in millions):

	Three Months Ended June 30,		% Change Favorable /	Six Months Ended June 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
		(recast)			(recast)
Revenues:
U.S. Networks	$620	$562	10%	$1,166	$1,084	8%
International Networks	306	267	15%	589	511	15%
Education and Other	33	35	(6)%	70	71	(1)%
Corporate and inter-segment eliminations	4	1	NM	7	5	40%

Total revenues	963	865	11%	1,832	1,671	10%

Costs of revenues (1)	(254)	(251)	(1)%	(521)	(500)	(4)%
Selling, general and administrative (1)	(264)	(241)	(10)%	(512)	(475)	(8)%
Add: Amortization of deferred launch incentives (2)	10	13	(23)%	21	27	(22)%

Adjusted OIBDA	$455	$386	18%	$820	$723	13%

NM = Not meaningful

(1)

Costs of revenues and selling, general and administrative expenses exclude mark-to-market stock-based compensation, depreciation and amortization, restructuring and impairment charges, and gains on dispositions.

(2)	Amortization of deferred launch incentives are included as a reduction of distribution revenues for reporting in accordance with GAAP, but are excluded from Adjusted OIBDA.

The following table presents our Adjusted OIBDA by segment with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions):

	Three Months Ended June 30,		% Change Favorable /	Six Months Ended June 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
		(recast)			(recast)
Adjusted OIBDA:
U.S. Networks	$379	$340	11%	$672	$621	8%
International Networks	132	91	45%	254	189	34%
Education and Other	1	1	—%	6	7	(14)%
Corporate and inter-segment eliminations	(57)	(46)	(24)%	(112)	(94)	(19)%

Total Adjusted OIBDA	455	386	18%	820	723	13%

Amortization of deferred launch incentives	(10)	(13)	23%	(21)	(27)	22%
Mark-to-market stock-based compensation	(40)	(54)	26%	(76)	(86)	12%
Depreciation and amortization	(33)	(39)	15%	(66)	(76)	13%
Restructuring and impairment charges	—	(35)	100%	(3)	(38)	92%
Gains on dispositions	—	252	(100)%	—	252	(100)%

Operating income	$372	$497	(25)%	$654	$748	(13)%

U.S. Networks

The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,		% Change Favorable /	Six Months Ended June 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
		(recast)			(recast)
Revenues:
Distribution	$263	$247	6%	$522	$495	5%
Advertising	329	290	13%	595	534	11%
Other	28	25	12%	49	55	(11)%

Total revenues	620	562	10%	1,166	1,084	8%

Costs of revenues	(131)	(127)	(3)%	(276)	(267)	(3)%
Selling, general and administrative	(112)	(100)	(12)%	(222)	(207)	(7)%
Add: Amortization of deferred launch incentives	2	5	(60)%	4	11	(64)%

Adjusted OIBDA	379	340	11%	672	621	8%

Amortization of deferred launch incentives	(2)	(5)	60%	(4)	(11)	64%
Mark-to-market stock-based compensation	—	(2)	100%	—	(1)	100%
Depreciation and amortization	(5)	(8)	38%	(11)	(16)	31%
Restructuring and impairment charges	—	(22)	100%	—	(22)	100%
Gains on dispositions	—	252	(100)%	—	252	(100)%

Operating income	$372	$555	(33)%	$657	$823	(20)%

Revenues

Total revenues for the three and six months ended June 30, 2010 increased $58 million and $82 million, respectively, as compared to total revenues for the corresponding periods in 2009. These increases were due to increased advertising and distribution revenues. Other revenues contributed to the increase in total revenues for the three months ended June 30, 2010; however, the increase in total revenues for the six months ended June 30, 2010 was partially offset by a decline in other revenues.

Distribution revenues for the three and six months ended June 30, 2010 increased $16 million and $27 million, respectively, as compared to distribution revenues for the corresponding periods in 2009, due primarily to annual contractual rate increases, an increase in paying subscribers, principally for networks carried on the digital tier and declines of $3 million and $7 million, respectively, for the amortization of deferred launch incentives. The increases in distribution revenues were partially offset by the effect of deconsolidating the Discovery Kids Network in May 2009, which resulted in declines of $6 million and $18 million for the three and six month periods, respectively.

For the three and six months ended June 30, 2010, advertising revenues increased $39 million and $61 million, respectively, as compared to advertising revenues for the corresponding periods in 2009, which reflects higher scatter pricing and higher cash sellouts due to improvements in the advertising market. Advertising revenues for the year-to-date period also benefited from improved ratings.

Other revenues for the three months ended June 30, 2010 increased $3 million as compared to other revenues for the same period in 2009 due primarily to increased advertising sales representation services and content licensing revenues. For the six months ended June 30, 2010, other revenues declined $6 million as compared to the same prior year period as a result of the transition of our commerce business to a licensing model in early 2009.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, sales commissions, distribution costs and production costs, increased $4 million and $9 million for the three and six months ended June 30, 2010, respectively, as compared to costs of revenues for the similar periods in 2009. Increased costs of revenues for the three month period were attributable primarily to growth in content amortization expense due to a higher content asset balance, reflecting our continued investment in original content production, and higher sales commissions due to improved advertising sales, partially offset by a decline of $3 million due to the effect of deconsolidating the Discovery Kids Network. For the six month period, costs of revenues increased due to an additional $15 million in write-offs of capitalized content costs and higher sales commissions, which were partially offset by decreases of $8 million in production and distribution costs as a result of the transition of our commerce business to a licensing model in early 2009 and a decline of $7 million due to the effect of deconsolidating the Discovery Kids Network.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise of employee costs, marketing costs, research costs and occupancy and back office support fees, increased $12 million and $15 million for the three and six months ended June 30, 2010, respectively, as compared to selling, general and administrative expenses for the similar periods in 2009. The increases were attributable primarily to higher marketing costs, which were partially offset by lower overhead costs from cost reduction efforts.

Adjusted OIBDA

Adjusted OIBDA for the three and six months ended June 30, 2010 increased $39 million and $51 million, respectively, as compared to the corresponding periods in 2009. For the three month period, the increase in Adjusted OIBDA was driven by higher revenues as noted above, which was partially offset by a the deconsolidation of the Discovery Kids Network. For the six months ended June 30, 2010, Adjusted OIBDA increased as a result of improved revenues as noted above and the change in our commerce business model, which were partially offset by an increase in content write-offs due to management’s decision not to proceed with certain programs and the deconsolidation of the Discovery Kids Network. Excluding content write-offs, the change in our commerce business and the deconsolidation of the Discovery Kids Network, Adjusted OIBDA for the six months ended June 30, 2010 increased 13%, or $78 million.

International Networks

The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,		% Change Favorable /	Six Months Ended June 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
		(recast)			(recast)
Revenues:
Distribution	$186	$175	6%	$372	$349	7%
Advertising	106	77	38%	188	134	40%
Other	14	15	(7)%	29	28	4%

Total revenues	306	267	15%	589	511	15%

Costs of revenues	(97)	(102)	5%	(196)	(190)	(3)%
Selling, general and administrative	(85)	(82)	(4)%	(156)	(148)	(5)%
Add: Amortization of deferred launch incentives	8	8	—%	17	16	6%

Adjusted OIBDA	132	91	45%	254	189	34%

Amortization of deferred launch incentives	(8)	(8)	—%	(17)	(16)	(6)%
Depreciation and amortization	(11)	(10)	(10)%	(19)	(19)	—%
Restructuring and impairment charges	—	(9)	100%	(3)	(10)	70%

Operating income	$113	$64	77%	$215	$144	49%

Revenues

Total revenues for the three and six months ended June 30, 2010 increased $39 million and $78 million, respectively, as compared to total revenues for the corresponding periods in 2009, driven by increases in advertising and distribution revenues. The increase in total revenues for the six months ended June 30, 2010 includes an $11 million benefit for favorable changes in foreign currency exchange rates. Excluding the impacts from changes in foreign currency exchange rates, total revenues increased 12%, or $67 million, for the six months ended June 30, 2010.

For the three and six months ended June 30, 2010, distribution revenues increased $11 million and $23 million as compared to total revenues for the corresponding quarterly and year-to-date periods in 2009. Increased distribution revenues were driven by growth in the number of paying subscribers primarily in Latin America, which was attributable to growth in pay television services. This increase was partially offset by changes in our channel mix in certain regions as well as declines in average contractual rates. Additionally, distribution revenues for the six months ended June 30, 2010 benefited $8 million from favorable changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, distribution revenues increased 4%, or $15 million, for the six month period.

Advertising revenues for the three and six months ended June 30, 2010 increased $29 million and $54 million, respectively, as compared to advertising revenues for the similar periods in 2009 driven by improvements in substantially all regions in which we operate. The increase in advertising revenues was due principally to higher cash sellouts as a result of improvements in the advertising market and higher viewership combined with an increased subscriber base. Increased viewership was attributable to growth in pay television in certain markets and expanded distribution of our networks. Additionally, advertising revenues for the six months ended June 30, 2010 benefited $4 million from favorable changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, advertising revenues increased 35%, or $50 million, for the six month period.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs, sales commissions and production costs, decreased $5 million for the three months ended June 30, 2010 while costs of revenues increased $6 million for the six months ended

June 30, 2010 as compared to the same periods in 2009. Decreased costs of revenues for the three months ended June 30, 2010 were driven by lower content expense. The increase in costs of revenues for the six months ended June 30, 2010 was driven by higher sales commissions, overhead costs and $4 million of unfavorable impacts from foreign currency exchange rates, which were partially offset by a decline in content write-offs. Content expense for the three and six months ended June 30, 2010 decreased $12 million and $6 million, respectively, primarily due to declines of $11 million and $10 million, respectively, for write-offs of capitalized content costs. Decreased write-offs for the six month period were partially offset by higher content amortization reflecting a higher content asset balance. Sales commissions increased as a result of improved advertising and distribution sales. Excluding content write-offs and the impacts of foreign currency exchange rates, costs of revenues for the three and six months ended June 30, 2010 increased 8%, or $7 million, and 6%, or $12 million, respectively.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise of employee costs, marketing costs, occupancy and back office support fees, increased $3 million and $8 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009 due to higher employee costs. Higher employee costs for the six months ended June 30, 2010 were partially offset by favorable impacts of foreign currency exchanges rates of $4 million. Excluding the favorable impacts of foreign currency exchange rates, selling, general and administrative expenses increased 8%, or $12 million, for the six month period.

Adjusted OIBDA

Adjusted OIBDA for the three and six months ended June 30, 2010 increased $41 million and $65 million, respectively, as compared to Adjusted OIBDA for the corresponding periods in 2009. The improved performance was primarily attributable to higher revenues and a decrease in content write-offs as noted above. Additionally, Adjusted OIBDA for the six months ended benefited $11 million from favorable impacts of changes in foreign currency exchange rates. These improvements were partially offset by higher personnel costs and commissions due to improved revenues. Excluding content write-offs and favorable impacts of foreign currency exchange rates, Adjusted OIBDA increased 27%, or $30 million, and 20%, or $44 million for the three and six month periods, respectively.

Education and Other

The following table presents, for our Education and Other segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (loss) (in millions).

	Three Months Ended June 30,		% Change Favorable /	Six Months Ended June 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
		(recast)			(recast)
Revenues:
Other	$33	$35	(6)%	$70	$71	(1)%

Total revenues	33	35	(6)%	70	71	(1)%

Costs of revenues	(21)	(23)	9%	(42)	(42)	—%
Selling, general and administrative	(11)	(11)	—%	(22)	(22)	—%

Adjusted OIBDA	1	1	—%	6	7	(14)%

Depreciation and amortization	(2)	(1)	(100)%	(3)	(2)	(50)%
Restructuring and impairment charges	—	(1)	100%	—	(1)	100%

Operating (loss) income	$(1)	$(1)	—%	$3	$4	(25)%

Revenues

Total revenues for the three and six months ended June 30, 2010 decreased $2 million and $1 million, respectively, as compared to total revenues for the same periods in 2009. Decreased revenues were principally driven by a decline in DVD production services due to the overall decline in the DVD market. This decline was partially offset by growth in our education online streaming distribution due to the continued migration from hardcopy to online distribution of our education content.

Costs of Revenues

Costs of revenues, which consist principally of production costs, royalty payments and content amortization expense, decreased $2 million for the three months ended June 30, 2010 and remained consistent for the six months ended June 30, 2010 as compared to the corresponding periods in 2009. The decrease in costs for the three month period was primarily due to lower costs for post-production sound and music services as a result of closing a facility in the U.K.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which principally comprise employee costs, occupancy expenses and marketing costs, for the three and six months ended June 30, 2010 remained consistent as compared to the same periods in 2009.

Adjusted OIBDA

Adjusted OIBDA remained consistent for the three months ended June 30, 2010 as compared to the corresponding period in 2009 as the decline in DVD production sales was offset by decreased costs as a result of closing a facility in the U.K. Adjusted OIBDA for the six months ended June 30, 2010 decreased $1 million reflecting the decrease in DVD production sales.

Corporate and Inter-segment Eliminations

The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended June 30,		% Change Favorable /	Six Months Ended June 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
Revenues:
Other	$4	$1	NM	$7	$5	40%

Total revenues	4	1	NM	7	5	40%

Costs of revenues	(5)	1	NM	(7)	(1)	NM
Selling, general and administrative	(56)	(48)	(17)%	(112)	(98)	(14)%

Adjusted OIBDA	(57)	(46)	(24)%	(112)	(94)	(19)%

Mark-to-market stock-based compensation	(40)	(52)	23%	(76)	(85)	11%
Depreciation and amortization	(15)	(20)	25%	(33)	(39)	15%
Restructuring and impairment charges	—	(3)	100%	—	(5)	100%

Operating loss	$(112)	$(121)	7%	$(221)	$(223)	1%

NM = Not meaningful

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

Adjusted OIBDA for the three and six months ended June 30, 2010 decreased as compared to the similar periods in 2009 due primarily to increases in selling, general and administrative expenses and costs of revenues, which were partially offset by increases in revenues. Increased selling, general and administrative expenses was driven by increases of $3 million and $6 million for the three and six months ended June 30, 2010, respectively, for employee stock-based compensation expense related to stock options, PRSUs, and RSUs due to increases in the number of awards outstanding and our stock price. Costs of revenues increased as a result of higher content costs and costs related to DVD sales. Increased revenues were attributable to the release of the Life DVD series.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents a summary of changes in our cash flows for the six months ended June 30, 2010 and 2009 (in millions).

	Six Months Ended June 30,
	2010	2009
		(recast)
Cash provided by operating activities	$90	$337
Cash (used in) provided by investing activities	(99)	277
Cash provided by (used in) financing activities	99	(371)
Effect of exchange rate changes on cash and cash equivalents	—	2

Net change in cash and cash equivalents	$90	$245

Operating Activities

For the six months ended June 30, 2010, cash provided by operating activities was $90 million as compared to $337 million for the six months ended June 30, 2009. The decrease in cash provided by operating activities was due to $114 million of make-whole premiums paid in connection with the refinancing of our debt, a $108 million increase in payments for cash-settled stock-based awards, an $89 million increase in tax payments and a $70 million reduction in our operating liabilities. The increases in the uses of cash were partially offset by increased earnings, reflecting increased distribution and advertising revenues at our U.S. Networks and International Networks segments.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2010 was $99 million as compared to cash provided by investing activities of $277 million during the similar 2009 period. Cash used in investing activities during 2010 primarily reflects $41 million in funding to our unconsolidated joint ventures, a $35 million payment for the acquisition of an uplink facility and $20 million for capital expenditures. Cash provided by investing activities during 2009 includes a one-time payment of $300 million from Hasbro in exchange for a 50% ownership interest in the Discovery Kids Network joint venture and $22 million in proceeds for the sale of equity investments, which were partially offset by $32 million in capital expenditures and $13 million in funding to unconsolidated joint ventures. The increase in funding to our unconsolidated joint ventures reflects additional costs incurred for content development and the decrease in capital expenditures reflects cost savings initiatives.

Financing Activities

During the six months ended June 30, 2010, $99 million of cash was provided by financing activities as compared to $371 million used for the six months ended June 30, 2009. Cash provided by financing activities for the six months ended June 30, 2010 principally reflects the issuance of $3.00 billion of public senior notes for which we received $2.97 billion of net proceeds after deducting underwriting discounts and issuance costs and $15 million of proceeds from stock option exercises. We used the debt offering proceeds and cash on hand to repay $2.88 billion of principal outstanding under our term loans and private senior notes.

Cash used in financing activities for the six months ended June 30, 2009 primarily reflects the repayment of $315 million of borrowings under our revolving credit loans and $518 million of principal outstanding under our term loans, which were partially offset by $500 million in borrowings from banks for which we received net proceeds of $478 million.

Sources and Uses of Cash

Our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility and access to capital markets. Our primary uses of cash include the creation and acquisition of new content, commitments to equity affiliates, business acquisitions and debt and related interest payments. We anticipate that our existing cash and cash equivalents on hand and cash generated by or available to us should be sufficient to meet our anticipated cash operating requirements for at least the next twelve months.

As of June 30, 2010, we had approximately $2.26 billion of total liquidity, comprised of $713 million of cash and cash equivalents on hand and the ability to borrow approximately $1.55 billion under our revolving credit facility. Our revolving credit facility expires in October 2010. We are currently assessing our options to enter into a new facility.

On June 17, 2009, we filed a Registration Statement on Form S-3 (“Shelf Registration”) with the U.S. Securities and Exchange Commission in which we registered securities, including debt securities, common stock and preferred stock. We have issued $3.50 billion of public senior notes under this Shelf Registration. While we are not required to issue additional securities under this Shelf Registration, we may issue additional securities at a future date.

On June 3, 2010, Discovery Communications, LLC (“DCL”), one of our subsidiaries, issued $850 million aggregate principal amount of 3.70% Senior Notes maturing on June 1, 2015 (the “2015 Notes”), $1.30 billion aggregate principal amount of 5.05% Senior Notes maturing on June 1, 2020 (the “2020 Notes”) and $850 million aggregate principal amount of 6.35% Senior Notes maturing on June 1, 2040 (the “2040 Notes” and together with the 2015 Notes and the 2020 Notes, the “Public Senior Notes Issued in 2010”). DCL received net proceeds of $2.97 billion from the offering after deducting underwriting discounts and issuance costs.

DCL may, at its option, redeem some or all of the Public Senior Notes Issued in 2010 at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase. Interest on these notes is payable on June 1 and December 1 of each year, beginning on December 1, 2010. The Public Senior Notes Issued in 2010 are unsecured and rank equally in right of payment with all of our other unsecured senior indebtedness and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery.

We used the net proceeds of the offering plus cash on hand to repay $1.46 billion outstanding under our Term Loan B, $487 million outstanding under our Term Loan C, net of the original issue discount, $220 million outstanding under our 8.37% Senior Notes due March 2011, $235 million outstanding under our 8.13% Senior Notes due September 2012, $90 million outstanding under our Floating Rate Senior Notes due December 2012, $390 million outstanding under our 6.01% Senior Notes due December 2015 and $114 million for make-whole premiums. These transactions resulted in a loss on extinguishment of debt of $136 million, which included the $114 million for make-whole premiums, $12 million of non-cash write-offs of unamortized deferred financing costs and $10 million for the repayment of the original issue discount on our term loans.

Our revolving line of credit and the indentures governing all of the public senior notes contain certain covenants, restrictions on certain transactions, events of default and other customary provisions. We were in compliance with all covenants as of June 30, 2010 and December 31, 2009.

In 2010, we expect our uses of cash to include $2.88 billion for debt repayments, all of which has been paid as of June 30, 2010, between $200 to $205 million for interest expense related to our debt, periodic derivative payments, and capital lease obligations, and approximately $50 million for capital expenditures. Additionally, we expect to make payments for cash-settled equity awards. Actual amounts expensed and payable for cash-settled equity awards are dependent on future calculations of fair value which are primarily affected by changes in our stock price, changes in the number of awards outstanding and changes to the plan. During the six months ended June 30, 2010, we paid $123 million for cash-settled equity awards. As of June 30, 2010, we accrued $96 million for outstanding cash-settled equity awards, of which $94 million was classified as current.

We have formed several cable and satellite television network joint ventures with the BBC to develop and distribute programming content. Under the terms of our agreements, the BBC has the right every three years commencing December 31, 2002, to require us to purchase its ownership interests in those joint ventures. Due to the complexities of the redemption formula, we have accrued the value of the redemption, or put right, at approximately $49 million as of June 30, 2010 and December 31, 2009. We are currently discussing with the BBC potential revisions to all of our contractual relationships, including the ownership of the joint ventures. While there can be no assurance that these or other negotiations would result in a definitive agreement, we expect that the cost of a negotiated acquisition of the BBC’s interests in the joint ventures could substantially exceed the value of the put right.

We have interests in joint ventures pursuant to which Discovery is committed to fund up to $145 million to the ventures as of June 30, 2010, of which $76 million has been funded as of June 30, 2010. We anticipate that sufficient funds will be available to meet funding needs under our obligation in 2010. We expect to recoup the amounts funded in future periods provided that the joint ventures are profitable and have sufficient funds to repay us. We are currently discussing a number of matters regarding the OWN Network with the joint venture partner, including the programming and development pipeline and a likely increase in the Company’s funding commitment.

On July 28, 2010, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1 billion of our common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Accordingly, our stock repurchase program is subject to us having available cash to fund repurchases. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.

Factors Affecting Liquidity and Capital Resources

Our $1.55 billion revolving credit facility expires in October 2010. If we were to experience a significant decline in operating performance, or have to meet an unanticipated need for additional liquidity beyond our available commitments, there is no certainty that we would be able to access the needed liquidity. While we have established relationships with U.S. and international banks and investors under our revolving credit facility, the current state of the credit markets may cause some lenders to have to reduce or withdraw their commitments if we were to seek to negotiate a refinancing or an increase in our total commitments. We have no indication that any of our lenders would be unable to perform under the requirements of our revolving credit facility should we seek additional funding.

Covenants in our revolving credit facility may constrain our capacity for additional debt or there may be significant increases in costs to access additional liquidity. Although our leverage and interest coverage covenants limit the total amount of debt we might incur relative to our operating cash flow, we expect we would continue to maintain compliance with our borrowing covenants with a 45% reduction in our current operating performance. We were compliant with all debt covenants as of June 30, 2010 and December 31, 2009 and have sufficient excess capacity to draw on our existing revolving credit facility commitment or incur additional debt.

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

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

For disclosures about our contractual obligations, refer to Note 15 to the accompanying condensed consolidated financial statements.

Guarantees

We have guaranteed a certain level of operating performance for the Discovery Kids Network joint venture. For disclosures about our guarantee, refer to Note 4 to the accompanying condensed consolidated financial statements.

RELATED PARTY TRANSACTIONS

In the ordinary course of business we enter into transactions with related parties, primarily Liberty Global, Inc., Liberty Media Corporation, and Ascent Media Corporation and their respective subsidiaries and affiliates, and companies in which we have an interest accounted for under the equity method. For additional information regarding transactions with related parties, refer to Note 14 to the accompanying condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed materially since December 31, 2009. For disclosures about our critical accounting policies and estimates, refer to ITEM 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” in our 2009 Form 10-K.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

During the six months ended June 30, 2010, we adopted certain accounting and reporting pronouncements. For disclosures about our adoption of certain pronouncements and pending adoption of other pronouncements, refer to Note 2 to the accompanying condensed consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our earnings and cash flows are exposed to market risks and can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations and changes in the market values of investments. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. We may use derivative financial instruments to modify our exposure to market risks from changes in interest rates and foreign exchange rates. We do not hold or enter into financial instruments for speculative trading purposes.

Interest Rates

The nature and amount of our long-term debt are expected to vary as a result of future requirements, market conditions and other factors. As of December 31, 2009, our committed debt facilities included two term loans, a revolving credit facility and various senior notes. Total commitments under these facilities were $4.94 billion as of December 31, 2009, of which $3.39 billion of indebtedness was outstanding. At December 31, 2009, $2.05 billion of indebtedness had variable interest rates and $1.34 billion carried fixed interest rates. In June 2010, we refinanced approximately $2.88 billion of our outstanding indebtedness, including the two term loans and certain private senior notes. As of June 30, 2010, our committed debt facilities included a revolving credit facility and various public senior notes. Total commitments under these facilities were $5.05 billion at June 30, 2010, of which $3.50 billion of indebtedness was outstanding. Substantially all of our outstanding indebtedness at June 30, 2010 carries fixed interest rates. As of June 30, 2010 and December 31, 2009, no amounts were outstanding under our revolving credit facility. If we were to draw on the revolving credit facility, interest would be variable based on either LIBOR plus a margin or the prime lending rate.

Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate volatility on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may use interest rate swaps to manage our net exposure to interest rate changes related to our outstanding indebtedness. As of December 31, 2009, for variable rate debt we had outstanding $1.84 billion notional of fixed interest rate swaps with a weighted average interest rate of 4.27% to effectively fix the amount of interest paid. At December 31, 2009, for fixed rate debt we had outstanding $50 million notional amount of variable interest rate swaps with a weighted average interest rate of 4.67% effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR in order to reduce the amount of interest paid. In June 2010, substantially all of our fixed and variable interest rate swaps matured or were settled prior to maturity.

As of June 30, 2010, the fair value of our debt was $3.68 billion. The potential change in fair market value for these financial instruments from an adverse 100 basis-point change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $363 million at June 30, 2010.

Refer to Note 7 and Note 8 to the accompanying consolidated financial statements for additional information regarding our outstanding indebtedness and derivative instruments.

Foreign Currency Exchange Rates

We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. The majority of our foreign currency exposure is to the British pound and the Euro. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into U.S. dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations.

We continually monitor our economic exposure to changes in foreign currency exchange rates and may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. We did not hold any foreign currency derivative instruments at June 30, 2010.

Market Values of Investments

We invest our excess cash in highly liquid instruments such as money market mutual funds and U.S. Treasury securities, which totaled $591 million at June 30, 2010. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from investments may decrease in the future. A hypothetical 100 basis-point increase in interest rates would not materially impact the fair value of our marketable securities as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	Exhibits.

Exhibit No.	Description

4.1	Second Supplemental Indenture, dated as of June 3, 2010, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to the Current Report on Form 8-K (SEC File No. 0-34177) filed on June 3, 2010

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: August 3, 2010	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 3, 2010	By:	/s/ Bradley E. Singer
Bradley E. Singer
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Second Supplemental Indenture, dated as of June 3, 2010, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to the Current Report on Form 8-K (SEC File No. 0-34177) filed on June 3, 2010

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)