Form 10-Q
period 2010-09-30
Discovery Communications, Inc.
filed 2010-11-02
CIK 1437107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of October 26, 2010:

Series A Common Stock, $0.01 par value	137,087,129
Series B Common Stock, $0.01 par value	6,589,084
Series C Common Stock, $0.01 par value	140,640,756

DISCOVERY COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

DISCOVERY COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except par value)

	As of September 30, 2010	As of December 31, 2009
		(recast)
ASSETS
Current assets:
Cash and cash equivalents (including $10 and $40 held by VIEs at 2010 and 2009, respectively)	$1,016	$623
Receivables, net	843	812
Content rights, net	81	75
Prepaid expenses and other current assets	197	161

Total current assets	2,137	1,671

Noncurrent content rights, net	1,229	1,207
Property and equipment, net	389	409
Goodwill	6,435	6,433
Intangible assets, net	615	643
Other noncurrent assets	593	589

Total assets	$11,398	$10,952

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$464	$446
Current portion of long-term debt	18	38
Other current liabilities	310	299

Total current liabilities	792	783

Long-term debt	3,595	3,457
Other noncurrent liabilities	267	443
Commitments and contingencies (Note 16)

Redeemable noncontrolling interests	49	49

Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued at 2010 and 2009	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued at 2010 and 2009	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 137 and 135 shares issued at 2010 and 2009, respectively	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued at 2010 and 2009	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 142 shares issued at 2010 and 2009	2	2
Additional paid-in capital	6,664	6,600
Treasury stock, at cost: Series C common stock: 1.12 shares at 2010	(38)	—
Retained earnings (accumulated deficit)	75	(387)
Accumulated other comprehensive loss	(23)	(21)

Total Discovery Communications, Inc. stockholders’ equity	6,683	6,197
Noncontrolling interests	12	23

Total equity	6,695	6,220

Total liabilities and equity	$11,398	$10,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(recast)		(recast)
Revenues:
Distribution	$452	$422	$1,346	$1,266
Advertising	402	341	1,185	1,009
Other	72	74	227	233

Total revenues	926	837	2,758	2,508

Costs of revenues, excluding depreciation and amortization listed below	261	251	782	751
Selling, general and administrative	306	324	894	885
Depreciation and amortization	32	39	98	115
Restructuring and impairment charges	15	2	18	40
Gains on dispositions	—	—	—	(252)

	614	616	1,792	1,539

Operating income	312	221	966	969

Interest expense, net	(49)	(65)	(155)	(182)
Loss on extinguishment of debt	—	—	(136)	—
Other (expense) income, net	(16)	(1)	(57)	10

Income from continuing operations before income taxes	247	155	618	797
Provision for income taxes	(83)	(52)	(171)	(387)

Income from continuing operations, net of taxes	164	103	447	410
Income (loss) from discontinued operations, net of taxes	25	1	25	(2)

Net income	189	104	472	408
Less net income attributable to noncontrolling interests	(3)	(4)	(10)	(10)

Net income attributable to Discovery Communications, Inc.	186	100	462	398
Stock dividends to preferred interests	—	(6)	(1)	(8)

Net income available to Discovery Communications, Inc. stockholders	$186	$94	$461	$390

Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$0.38	$0.22	$1.03	$0.93

Diluted	$0.37	$0.22	$1.01	$0.92

Income (loss) per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$0.06	$—	$0.06	$—

Diluted	$0.06	$—	$0.06	$—

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.44	$0.22	$1.08	$0.92

Diluted	$0.43	$0.22	$1.07	$0.92

Weighted average shares outstanding:
Basic	426	424	425	423

Diluted	431	427	431	424

Income per share amounts may not foot since each is calculated independently.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Nine Months Ended September 30,
	2010	2009
		(recast)
Operating Activities
Net income	$472	$408
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	153	196
Depreciation and amortization	100	118
Content amortization and write-offs	526	515
Impairment charges	11	26
Gains on dispositions	(12)	(252)
Gains on sales of investments	—	(13)
Deferred income taxes	(89)	(38)
Noncash portion of loss on extinguishment of debt	12	—
Other noncash expenses, net	46	51
Changes in operating assets and liabilities:
Receivables, net	(41)	1
Content rights	(558)	(562)
Accounts payable and accrued liabilities	(8)	(32)
Stock-based compensation liabilities	(128)	(24)
Other, net	(39)	(10)

Cash provided by operating activities	445	384

Investing Activities
Purchases of property and equipment	(29)	(41)
Business acquisitions, net of cash acquired	(38)	—
Proceeds from dispositions, net	24	300
Proceeds from sales of investments	—	22
Investments in and advances to equity investees	(71)	(22)

Cash (used in) provided by investing activities	(114)	259

Financing Activities
Net repayments of revolver loans	—	(315)
Borrowings from long-term debt, net of discount and issuance costs	2,970	970
Principal repayments of long-term debt	(2,883)	(1,007)
Principal repayments of capital lease obligations	(8)	(7)
Repurchases of common stock	(38)	—
Cash distributions to noncontrolling interests	(21)	(9)
Proceeds from stock option exercises	27	26
Excess tax benefits from stock-based compensation	9	—
Other financing activities, net	—	(1)

Cash provided by (used in) financing activities	56	(343)

Effect of exchange rate changes on cash and cash equivalents	6	7

Net change in cash and cash equivalents	393	307
Cash and cash equivalents, beginning of period	623	94

Cash and cash equivalents, end of period	$1,016	$401

Supplemental Cash Flow Information:
Cash paid for interest, net:
Periodic interest payments for debt, interest rate swaps and capital lease obligations	$136	$178
Make-whole premiums	114	—
Interest rate swap termination payments	24	1
Repayment of original issue discount on long-term debt	10	—

Total cash paid for interest, net	$284	$179

Cash paid for taxes, net	$282	$362

Noncash Transactions:
Assets acquired under capital lease arrangements	$20	$61

Stock dividends to preferred interests	$1	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
				(recast)	(recast)	(recast)
Beginning balance	$6,486	$28	$6,514	$5,897	$19	$5,916
Comprehensive income:
Net income	186	3	189	100	4	104
Other comprehensive income (loss):
Foreign currency translation adjustments, net	21	—	21	(5)	—	(5)
Market value adjustments and reclassifications for securities and derivatives	—	—	—	(5)	—	(5)

Total comprehensive income	207	3	210	90	4	94
Stock dividends declared to preferred interests	—	—	—	(6)	—	(6)
Stock dividends paid to preferred interests	—	—	—	7	—	7
Repurchases of common stock	(38)	—	(38)	—	—	—
Cash distributions to noncontrolling interests	—	(19)	(19)	—	(1)	(1)
Issuance of common stock in connection with stock-based plans and other	12	—	12	26	—	26
Excess tax benefits from stock-based compensation	5	—	5	—	—	—
Stock-based compensation	11	—	11	7	—	7

Ending balance	$6,683	$12	$6,695	$6,021	$22	$6,043

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
				(recast)	(recast)	(recast)
Beginning balance	$6,197	$23	$6,220	$5,536	$21	$5,557
Comprehensive income:
Net income	462	10	472	398	10	408
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(9)	—	(9)	24	—	24
Market value adjustments and reclassifications for securities and derivatives	7	—	7	19	—	19

Total comprehensive income	460	10	470	441	10	451
Stock dividends declared to preferred interests	(1)	—	(1)	(8)	—	(8)
Stock dividends paid to preferred interests	—	—	—	7	—	7
Repurchases of common stock	(38)	—	(38)	—	—	—
Cash distributions to noncontrolling interests	—	(21)	(21)	—	(9)	(9)
Issuance of common stock in connection with stock-based plans and other	27	—	27	26	—	26
Excess tax benefits from stock-based compensation	9	—	9	—	—	—
Stock-based compensation	29	—	29	19	—	19

Ending balance	$6,683	$12	$6,695	$6,021	$22	$6,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading nonfiction media and entertainment company that provides original and purchased programming across multiple distribution platforms throughout the world and owns and operates a diversified portfolio of website properties and other digital services. Discovery also develops and sells consumer and educational products and services, as well as media sound services in the U.S. and internationally. The Company reports its operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television network programming, web brands and other digital services; International Networks, consisting primarily of international cable and satellite television network programming; and Education and Other, consisting principally of curriculum-based service and product offerings and post-production sound services. Financial information for Discovery’s reportable segments is set forth in Note 17.

Basis of Presentation

Changes in Basis of Presentation – Recast

The 2009 financial information has been recast so that the basis of presentation is consistent with that of the 2010 financial information. This recast reflects (i) the adoption of the recent accounting guidance that amends the model for determining whether an entity should consolidate a variable interest entity (“VIE”), which resulted in the deconsolidation of the OWN: The Oprah Winfrey Network (“OWN”) and Animal Planet Japan (“APJ”) joint ventures for all periods presented (Note 2), (ii) the results of operations of the Company’s Antenna Audio business as discontinued operations (Note 3), and (iii) the realignment of the Company’s commerce business, which is now reported as a component of the U.S. Networks segment for all periods presented whereas it was previously reported as a component of the Commerce, Education and Other segment (Note 17).

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

Reclassifications

In addition to the recast of the 2009 financial information noted above, certain reclassifications have been made to the 2009 financial information to conform to the 2010 financial information presentation. The reclassifications primarily include the separate presentation of “Content amortization and write-offs” on the Condensed Consolidated Statements of Cash Flows, which was previously combined with changes in content and other operating assets and liabilities.

NOTE 2. NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

Pronouncements Adopted

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that amended the guidance for interests in VIEs. Among other matters, the guidance amended the approach for determining the primary beneficiary of a VIE by requiring an analysis that places more reliance on qualitative rather than quantitative factors, continuous assessments of whether an entity is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement with a VIE. Effective January 1, 2010, the Company adopted the provisions of this guidance for all interests in VIEs, which have been retrospectively applied to all periods presented in this report. As a result of adopting the new guidance, the Company changed its accounting for the OWN and APJ joint ventures from consolidation to the equity method of accounting. The new guidance permits prospective or retrospective adoption. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users and is more consistent with the information the Company’s management uses to evaluate its business. Accordingly, the Company has recast the 2009 financial information to reflect the deconsolidation of the OWN and APJ joint ventures and its accounting for its interests in these entities using the equity method.

Prior to the adoption of the new guidance, operating losses generated by OWN were allocated 50-50 between the Company and the joint venture counterparty. As the Company has assumed all funding requirements for OWN and the venture partners have not yet contributed certain assets to OWN, under the equity method of accounting Discovery is required to record 100% of OWN’s operating losses up to the Company’s funding obligation, which was $189 million as of September 30, 2010. The increase in the allocation of OWN’s losses to Discovery resulted in a reduction of $1 million and $7 million to “Net income attributable to Discovery Communications, Inc.” on the Condensed Consolidated Statements of Operations previously reported for the three and nine months ended September 30, 2009, respectively, which reflects the portion of OWN’s operating losses previously allocated to the joint venture counterparty. The new guidance also resulted in $5 million and $12 million reductions to “Net income attributable to Discovery Communications, Inc.” for the three and nine months ended September 30, 2010, respectively. Upon launch, the Company and its venture partner will share equally in losses. Once all of the Company’s pre-launch losses have been recouped, the Company and its venture partner will share income equally.

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

NOTE 3. ACQUISITIONS AND DISPOSITIONS

Acquisition

On February 17, 2010, the Company acquired all interests in an uplink facility in London, including its employees and operations, for $35 million in cash. The uplink center is used to deliver Discovery’s networks in the United Kingdom and Europe, Africa and the Middle East, and has been integrated into the Company’s International Networks segment. The acquisition will provide the Company more flexibility to expand the distribution of its content. The uplink facility has been included in the Company’s operating results since the date of acquisition.

Discontinued Operations

On September 1, 2010, the Company sold its Antenna Audio business for net proceeds of $24 million in cash. The sale resulted in a $12 million gain, net of taxes, which was recorded in “Income (loss) from discontinued operations, net of taxes” on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010. Antenna Audio, which provides audio, multimedia and mobile tours for museums, exhibitions, historic sites and visitor attractions around the world, was a component of the Company’s International Networks segment. Antenna Audio’s operating results have been reported as discontinued operations for all periods presented. The assets and liabilities and cash flows of Antenna Audio have not been reported as discontinued operations since the amounts are not material.

In September 2010, the Company received a tax refund, which eliminated a $12 million obligation to repay amounts to an entity spun off in 2008. The reversal of this obligation has been recorded as a benefit in “Income (loss) from discontinued operations, net of taxes” on the Condensed Consolidated Statements of Operations.

NOTE 4. VARIABLE INTEREST ENTITIES

In the normal course of business, the Company enters into joint ventures or makes investments with business partners that support its underlying business strategy and provide it the ability to enter new markets to expand the reach of its brands, develop new programming and distribute its existing content. In certain instances, an entity in which the Company makes an investment may qualify as a VIE. The Company’s investments in entities determined to be VIEs primarily consist of various joint ventures formed with the British Broadcasting Corporation (“BBC”) and The Hub and OWN joint ventures.

As of September 30, 2010 and December 31, 2009, the aggregate carrying values of investments in VIEs accounted for using the equity method was $433 million and $395 million, respectively, which were recorded as a component of “Other noncurrent assets” on the Condensed Consolidated Balance Sheets. For unconsolidated VIEs, the Company’s risk of loss is typically limited to the carrying value of its investments and specified future funding commitments, which totaled $558 million as of September 30, 2010. Additionally, the Company may provide an unspecified amount of funding for certain joint ventures on an as-needed basis. No amounts have been recorded for future funding commitments.

BBC Joint Ventures

The Company’s joint ventures with the BBC principally consist of an entity formed to produce and acquire factual-based content and several cable and satellite television network ventures that deliver programming to audiences in Europe, Latin America and Asia. The Company provides the ventures with content, funding and services such as distribution, technological, sales and administrative support. For most BBC ventures, the Company currently holds a majority of the voting rights. Once certain levels of funding have been repaid to Discovery, the Company and the BBC will equally share voting control. The Company has assumed all funding requirements for the joint ventures. Therefore, losses generated by most ventures are initially allocated to the Company up to the amount of funding that the Company has provided to the ventures and any remaining losses are allocated to the Company and the BBC. However, the amount of losses that can be allocated to the BBC is limited to the amount of cash that a venture previously distributed to the BBC. No cumulative operating losses generated by the ventures have been allocated to the BBC through September 30, 2010. Profits of most ventures are first allocated to the Company to repay any funding provided, with any excess profits allocated to the Company and the BBC.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

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

Certain assets of the consolidated BBC joint ventures are not available to settle obligations of the Company. As of September 30, 2010 and December 31, 2009, the Company’s cash and cash equivalents included $10 million and $40 million, respectively, of cash related to consolidated joint ventures that is only available for use by the ventures, which is parenthetically disclosed on the Condensed Consolidated Balance Sheets. All other assets of the BBC ventures were not significant to the Company’s financial position.

Under certain terms outlined in the BBC joint venture arrangements, the BBC has the right every three years, commencing December 31, 2002, to put to the Company its interests in the People+Arts Latin America and Animal Planet joint ventures (“Channel Groups”), in each case for a value determined by a specified formula. In January 2009, the BBC requested that a determination be made whether such conditions have occurred with respect to the Channel Groups as of December 31, 2008. The contractual redemption value is based upon the exercise of the BBC put right and an estimate of the proceeds from a hypothetical sale of the Channel Groups and a distribution of the proceeds to the venture partners based on various rights and preferences. As the Company has funded all operations from inception of the ventures through September 30, 2010, the Company believes that it has accumulated rights and preferences in excess of the fair market value of the Channel Groups. However, due to the complexities of the redemption formula, the Company has accrued the noncontrolling redeemable interests to an estimated negotiated value, which was $49 million as of both September 30, 2010 and December 31, 2009. Changes in the assumptions used to estimate the redemption value could materially impact current estimates. The Company recorded no accretion to the redemption value during the three and nine months ended September 30, 2010 and 2009. The Company is currently discussing with the BBC potential revisions to all of their contractual relationships, including the ownership of the joint ventures. While there can be no assurance that these or other negotiations would result in a definitive agreement, the Company expects that the cost of a negotiated acquisition of the BBC’s interests in the joint ventures could substantially exceed the value of the put right.

In connection with the adoption of the FASB’s recent guidance for interests in VIEs, effective January 1, 2010 the Company changed its accounting for its interest in one of the BBC joint ventures, APJ, from consolidation to the equity method (Note 2).

The Hub

As previously reported, on May 22, 2009, Discovery and Hasbro, Inc. (“Hasbro”) formed a 50-50 joint venture, which operated the Discovery Kids Network in the U.S. The Company recognized a gain of $252 million in May 2009 in connection with the formation of the joint venture. On October 10, 2010, the Discovery Kids Network was rebranded as “The Hub,” which is a pay-television network that provides children’s and family entertainment and educational programming.

The Company provides the venture with content, funding and services such as distribution, technological, sales and administrative support. The Company and Hasbro equally share in the profits and losses, funding requirements and voting rights of The Hub. Discovery has guaranteed a certain level of operating performance for the venture, which is reduced over time as performance targets are achieved. As of September 30, 2010, the remaining maximum exposure to loss under this performance guarantee was below $220 million. The Company believes the likelihood is remote that the performance guarantee will not be achieved and have a material adverse impact on the Company’s financial position, operating results or cash flows. Accordingly, the fair value of the guarantee as of September 30, 2010 was not significant. Discovery is committed to fund up to $15 million to the venture, none of which has been funded through September 30, 2010.

Based upon the level of equity investment at risk, the Company has determined that The Hub is a VIE. The Company has determined that it is not the primary beneficiary of the venture because it does not control the activities that are most significant to the joint venture’s operating performance and success and the venture partners share equally in the funding requirements and operating results of the joint venture. Accordingly, beginning May 22, 2009, Discovery ceased to consolidate the gross operating results of the Discovery Kids Network and began accounting for its interests in the venture using the equity method. However, as Discovery continues to be involved in the operations of the joint venture, the Company has not presented the financial position, results of operations and cash flows of the Discovery Kids Network recorded through May 21, 2009 as discontinued operations. Accordingly, the Company’s consolidated results of operations for 2009 include the gross operating results of Discovery Kids through May 21, 2009, whereas for subsequent periods Discovery records only its proportionate share of the joint venture’s net operating results as a component of “Other (expense) income, net” on the Condensed Consolidated Statements of Operations.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

OWN: The Oprah Winfrey Network

The Company has an investment in OWN, a 50-50 joint venture with Harpo, Inc. (“Harpo”), which will operate a television network and website that will provide adult lifestyle content focused on self-discovery and self-improvement. Discovery has agreed to contribute its interest in the Discovery Health Channel and certain DiscoveryHealth.com content and Harpo will contribute the Oprah.com website and content, which is expected to occur in January 2011, at which time the Discovery Health Channel will be rebranded and operated by the joint venture. The Company provides the venture content, funding and services such as distribution, technological, licensing, sales and administrative support. The Company has assumed all funding requirements but equally shares voting control with Harpo. Initially, cash distributions will be made by OWN to the Company to repay prior funding. Upon repayment of prior funding, subsequent cash distributions made by OWN will be shared equally between the Company and Harpo.

In August 2010, the Company and Harpo amended the joint venture agreement which, among other matters, increased Discovery’s funding commitment to OWN from $100 million to $189 million. The funding may be in the form of a revolving loan from Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, and/or debt financing from a third party lender to OWN. As of September 30, 2010, Discovery has funded $107 million to OWN, including interest accrued on outstanding borrowings. Discovery expects to recoup the entire amount loaned to OWN provided that the joint venture is profitable and has sufficient funds to repay the Company.

Based upon the level of equity investment at risk, the Company has determined that OWN is a VIE. The Company has determined that it is not the primary beneficiary of the venture as it does not control the activities that are most significant to the joint venture’s operating performance and success. Accordingly, the Company accounts for its investment in OWN using the equity method. Currently, the Company absorbs all losses generated by OWN as a result of its funding obligations. Upon launch, the Company and Harpo will share equally in losses. Once all of the Company’s pre-launch losses have been recouped, the Company and Harpo will share income equally.

Pursuant to the venture agreement, Harpo has the right to require Discovery to purchase Harpo’s interest in OWN every two and one half years commencing five years from the launch of OWN, which is expected to occur in January 2011. The put arrangement provides that the Company would purchase Harpo’s interests at fair market value up to a maximum put amount. The maximum put amount is a range from $100 million on the first put exercise date five years after launch up to $400 million on the fourth put exercise date, which will be 12.5 years after launch.

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

Level 1	–	measurements based on observable inputs such as quoted prices for identical instruments in active markets.

Level 2	–	measurements based on inputs such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and assumptions are observable in active markets.

Level 3	–	measurements based on valuations derived from present value and other valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in millions).

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market mutual funds	$387	$—	$—	$387
U.S. Treasury securities	550	—	—	550
Trading securities:
Mutual funds	51	—	—	51

Total assets	$988	$—	$—	$988

Liabilities:
Deferred compensation plan	$51	$—	$—	$51
Derivatives (Note 8)	—	7	—	7
Other	—	5	—	5

Total liabilities	$51	$12	$—	$63

Redeemable noncontrolling interests (Note 4)	$—	$—	$49	$49

For investments in securities that are measured using quoted prices in active markets, the total fair value is the published market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. Cash equivalents represent investments in highly liquid instruments with original maturities of 90 days or less. The Company maintains a Rabbi Trust which includes investments to fund certain of its deferred compensation plans. Investments in the trust are classified as trading securities, which are recorded in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets. The fair value of the deferred compensation plan liability is determined based on the fair value of the related investments elected by employees.

The fair value of derivative instruments, which consist of interest rate swaps, is determined based on the present value of future cash flows using observable inputs, including interest rates, yield curves and credit spreads.

The fair value of the redeemable noncontrolling interests is an estimated negotiated value.

The carrying values for other financial instruments such as cash, accounts receivable and accounts payable approximated fair value.

There were no changes in Level 3 measurements during the three and nine months ended September 30, 2010 and 2009.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

NOTE 6. CONTENT RIGHTS

Content rights consisted of the following (in millions).

	As of September 30, 2010	As of December 31, 2009
		(recast)
Produced content rights:
Completed	$1,898	$1,710
In-production	223	209
Co-produced content rights:
Completed	450	448
In-production	87	85
Licensed content rights:
Acquired	287	261
Prepaid	14	13

Content rights, at cost	2,959	2,726
Accumulated amortization	(1,649)	(1,444)

Total content rights, net	1,310	1,282
Less current portion	81	75

Noncurrent portion	$1,229	$1,207

Content amortization expense was $176 million and $177 million for the three months ended September 30, 2010 and 2009, respectively, and $526 million and $515 million for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense for the three months ended September 30, 2010 and 2009 included write-offs of capitalized content costs of $11 million and $19 million, respectively, and $42 million and $45 million for the nine months ended September 30, 2010 and 2009, respectively. The write-offs, which resulted from lower than expected performance and the Company’s decision not to proceed with certain programs, were recorded at the Company’s U.S. Networks and International Networks segments. Amortization expense was recorded as a component of “Costs of revenues” on the Condensed Consolidated Statements of Operations.

NOTE 7. DEBT

Outstanding debt consisted of the following (in millions).

	As of September 30, 2010	As of December 31, 2009
$1.5 billion Term Loan B, due quarterly September 2007 to May 2014	$—	$1,463
$500 million Term Loan C, due quarterly June 2009 to May 2014	—	496
8.37% Senior Notes, semi-annual interest, due March 2011	—	220
8.13% Senior Notes, semi-annual interest, due September 2012	—	235
Floating Rate Senior Notes, semi-annual interest, due December 2012 (1.23% at December 31, 2009)	—	90
6.01% Senior Notes, semi-annual interest, due December 2015	—	390
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
3.70% Senior Notes, semi-annual interest, due June 2015	850	—
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	—
Capital lease and other obligations	121	114

Total long-term debt	3,621	3,508
Unamortized discount	(8)	(13)

Long-term debt, net	3,613	3,495
Less current portion of long-term debt	18	38

Noncurrent portion of long-term debt	$3,595	$3,457

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

On June 3, 2010, DCL, issued $850 million aggregate principal amount of 3.70% Senior Notes maturing on June 1, 2015 (the “2015 Notes”), $1.30 billion aggregate principal amount of 5.05% Senior Notes maturing on June 1, 2020 (the “2020 Notes”) and $850 million aggregate principal amount of 6.35% Senior Notes maturing on June 1, 2040 (the “2040 Notes” and together with the 2015 Notes and the 2020 Notes, the “Public Senior Notes Issued in 2010”). DCL received net proceeds of $2.97 billion from the offering after taking into account the $6 million issuance discount and $24 million of issuance costs recorded as deferred financing costs.

DCL may, at its option, redeem some or all of the Public Senior Notes Issued in 2010 at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase. Interest on these notes is payable on June 1 and December 1 of each year, beginning on December 1, 2010. The Public Senior Notes Issued in 2010 are unsecured and rank equally in right of payment with all of DCL’s other unsecured senior indebtedness and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by the Company.

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

In addition to the debt instruments listed above, as of September 30, 2010, the Company also had access to a $1.55 billion revolving credit facility. There were no amounts drawn under the revolving credit facility as of September 30, 2010 and December 31, 2009. The revolving credit facility expired in October 2010. As disclosed in Note 18, on October 13, 2010, the Company entered into a new revolving credit facility.

The Company’s debt contains certain covenants, events of default and other customary provisions. The Company was in compliance with all covenants as of September 30, 2010 and December 31, 2009.

As of September 30, 2010 and December 31, 2009 the fair value of the Company’s debt was $3.83 billion and $3.61 billion, respectively. The fair value of the Company’s publicly traded debt was determined using quoted market prices and the fair value of the private debt was estimated based on current market rates and credit pricing for similar debt types and maturities.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments from time to time to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. For fixed rate debt, the Company may enter into variable interest rate swaps effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR in order to reduce the amount of interest paid. The Company may designate variable interest rate swaps as fair value hedges. For variable rate debt, the Company may enter into fixed interest rate swaps to effectively fix the amount of interest paid in order to mitigate the impact of interest rate changes on earnings. The Company may designate fixed interest rate swaps as cash flow hedges.

The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in its earnings and cash flows associated with changes in foreign currency exchange rates. The Company may designate foreign exchange spot, forward and option contracts as cash flow hedges. There were no significant foreign exchange derivative instruments outstanding during the three and nine months ended September 30, 2010 and 2009.

Gains or losses on the effective portion of derivative instruments designated as hedging instruments are initially recorded in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets and reclassified either into the same account on the Condensed Consolidated Statements of Operations in which the hedged item is recognized or “Other (expense) income, net” when there is a change in designation. Gains or losses on derivative instruments after a change in designation would be recorded in “Other (expense) income, net.” As of September 30, 2010, there were no significant unrealized gains or losses for derivative instruments recorded in “Accumulated other comprehensive loss.”

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

As a result of refinancing most of its debt in June 2010 (Note 7), the Company discontinued hedge accounting for $1.76 billion notional amount of fixed interest rate swaps designated as cash flow hedges. The change in designation resulted in reclassifying losses of $27 million for the nine months ended September 30, 2010 from “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets to “Other (expense) income, net” on the Condensed Consolidated Statements of Operations. In June 2010, fixed and variable interest rate swaps with a total notional amount of $1.81 billion either matured or were settled prior to maturity for which the Company paid $24 million.

The following tables present the notional amount and fair value of the Company’s derivatives (in millions).

		Asset Derivatives
		As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	$—	$—	$760	$4
Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	—	—	50	3

Total asset derivatives		$—	$—	$810	$7

		Liability Derivatives
		As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current liabilities	$—	$—	$900	$21
Interest rate contracts	Other noncurrent liabilities	—	—	100	—

Total		—	—	1,000	21
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	—	—	1	—
Interest rate contracts	Other current liabilities	375	7	—	—
Interest rate contracts	Other noncurrent liabilities	—	—	375	19

Total		375	7	376	19

Total liability derivatives		$375	$7	$1,376	$40

The following table presents the impact of derivative instruments on income and other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 (in millions).

		Three Months Ended September 30,		Nine Months Ended September 30,
	Instrument Type	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Amount recognized in “Other comprehensive income (loss),” gross of tax	Interest rate contacts	$—	$(22)	$(31)	$(5)
Amount reclassified from “Accumulated other comprehensive loss” into “Interest expense, net”	Interest rate contacts	$—	$(15)	$(18)	$(40)
Amount excluded from effectiveness testing and recorded in “Other (expense) income, net”	Interest rate contacts	$—	$(1)	$—	$(1)
Derivatives not designated as hedging instruments:
Amount recognized in “Other (expense) income, net”	Interest rate contacts	$(1)	$5	$(29)	$14

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

NOTE 9. EQUITY

Stock Repurchase Program

On July 28, 2010, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1 billion of its common stock. The Company expects to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under its revolving credit facility and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions and other factors. The repurchase program does not have an expiration date. During the three months ended September 30, 2010, the Company repurchased 1.12 million of its Series C common shares for $38 million through open market transactions. The repurchases were funded using cash on hand. As of September 30, 2010, the Company had remaining authorization of $962 million for future repurchases of common stock. The Company records repurchases of its common stock at cost, which is reported in a separate account as a deduction in equity.

Stock Dividends to Preferred Interests

The Company recognized $6 million of non-cash stock dividends for the release of preferred stock from escrow during the three months ended September 30, 2009 and $1 million and $8 million of non-cash stock dividends during the nine months ended September 30, 2010 and 2009, respectively. No significant dividends were recognized during the three months ended September 30, 2010. Payment of such dividends is contingent upon the issuance of the Company’s common stock to settle the exercise of stock options and stock appreciation rights that the Company assumed in connection with the formation of Discovery on September 17, 2008.

NOTE 10. STOCK-BASED COMPENSATION

The Company has various incentive plans under which cash-settled unit awards (“DAP units”), stock appreciation rights (“SARs”), stock options, performance-based restricted stock units (“PRSUs”) and service based restricted stock units (“RSUs”) have been issued.

Stock-Based Compensation Expense

Stock-based compensation expense recognized by the Company consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
DAP units	$48	$72	$111	$124
SARs	—	19	13	52
Stock options	8	6	23	18
PRSUs and RSUs	3	1	6	1
Other	—	—	—	1

Total stock-based compensation expense	$59	$98	$153	$196

Tax benefit recognized	$22	$36	$57	$72

Compensation expense for all stock-based awards was recorded as a component of “Selling, general and administrative” on the Condensed Consolidated Statements of Operations. As of September 30, 2010 and December 31, 2009, the Company recorded total liabilities of $139 million and $143 million, respectively, for cash-settled awards. The current portion of the liability for cash-settled awards was $129 million at September 30, 2010.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Stock-Based Award Activity

DAP Units

A summary of the DAP units activity for the nine months ended September 30, 2010 is presented below (in millions, except price and years).

	DAP Units	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)
Unvested as of December 31, 2009	12.4	$19.36
Granted	2.0	$31.81
Vested	(4.1)	$17.61
Forfeited	(0.6)	$21.68

Unvested as of September 30, 2010	9.7	$22.24	0.92

Vested and expected to vest as of September 30, 2010	9.7	$22.24	0.89

Vested and unpaid as of September 30, 2010	0.6	$21.75

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

Because DAP units are cash-settled, the Company remeasures the fair value and compensation expense of outstanding units each reporting date until settlement. The weighted-average fair value of DAP units outstanding as of September 30, 2010 and December 31, 2009 was $24.15 and $15.53, respectively, per unit. During the nine months ended September 30, 2010 and 2009, the Company made cash payments totaling $72 million and $4 million, respectively, to settle vested DAP units. As of September 30, 2010, there was $95 million of unrecognized compensation cost, net of estimated forfeitures, related to DAP units, which is expected to be recognized over a weighted-average period of 1.94 years.

SARs

A summary of the SARs activity for the nine months ended September 30, 2010 is presented below (in millions, except price and years).

	SARs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2009	3.1	$14.48
Granted	—	$—
Exercised	(3.0)	$14.46
Forfeited	—	$—

Outstanding as of September 30, 2010	0.1	$20.31	4.00

Vested and expected to vest as of September 30, 2010	0.1	$20.26	4.00

        SARs entitle the holder to receive a cash payment for the amount by which the price of the Company’s common stock exceeds the base price established on the grant date. SARs are granted with a base price equal to or greater than the closing market price of the Company’s common stock on the date of grant. Substantially all SARs consisted of two separate vested tranches with the first tranche having vested 100% on March 15, 2009 and the second tranche having vested 100% on March 15, 2010. Vesting is based on continuous service. Holders were able to exercise the first tranche of SARs at their election until March 15, 2010. The payment to settle exercises of the first tranche of SARs was based on the amount by which the price of the Company’s common stock on the exercise date exceeded the base price established on the grant date. All outstanding SARs for the second tranche were automatically exercised as of March 31, 2010. The payment to settle the second tranche of SARs was based on the amount by which the average closing price of the Company’s common stock over the 10 trading days immediately preceding and including the vesting date and the 10 trading days immediately subsequent to the vesting date exceeded the base price established on the grant date. During the nine months ended September 30, 2010 and 2009, the Company made cash payments totaling $54 million and $17 million, respectively, related to settlement of SARs.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Stock Options

A summary of the stock option activity for the nine months ended September 30, 2010 is presented below (in millions, except price and years).

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding as of December 31, 2009	17.2	$16.31
Granted	1.7	$33.17
Exercised	(1.9)	$15.33
Forfeited	(0.4)	$16.91

Outstanding as of September 30, 2010	16.6	$18.12	5.50

Vested and expected to vest as of September 30, 2010	16.0	$18.07	5.67

Exercisable as of September 30, 2010	3.4	$15.02	5.47

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

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $12.23 and $5.39, respectively, per option. During the nine months ended September 30, 2010 and 2009, the Company received cash payments totaling $27 million and $26 million, respectively, from the exercise of stock options. As of September 30, 2010, there was $69 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.06 years.

PRSUs

A summary of the PRSUs activity for the nine months ended September 30, 2010 is presented below (in millions, except price).

	PRSUs	Weighted- Average Grant Price
Outstanding as of December 31, 2009	—	$—
Granted	1.0	$32.89
Converted	—	$—
Forfeited	—	$—

Outstanding as of September 30, 2010	1.0	$32.86

Vested and expected to vest as of September 30, 2010	0.6	$32.70

The Company has granted PRSUs to certain senior level executives. PRSUs represent the contingent right to receive shares of the Company’s Series A common stock, substantially all of which vest over three to four years based on continuous service and whether the Company achieves certain operating performance targets. The performance targets for substantially all PRSUs are cumulative measures over a three year period of the Company’s adjusted operating income before depreciation and amortization (as defined in Note 17), free cash flows and revenues. The number of PRSUs that vest principally range from 0% to 100% based on a sliding scale where achieving or exceeding the performance target will result in 100% of the PRSUs vesting and achieving less than 80% of the target will result in no portion of the PRSUs vesting. Additionally, for certain PRSUs the Company’s Compensation Committee has discretion in determining the final amount of units that vest. Upon vesting, each PRSU becomes convertible into a share of the Company’s Series A common stock on a one-for-one basis. Holders of PRSUs would not receive payments or accruals of dividends or dividend equivalents in the event the Company was to pay regular cash dividends until such PRSUs are converted into shares of the Company’s stock.

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Compensation expense is separately recorded for each vesting tranche of PRSUs for a particular grant. For most PRSUs, the Company measures the fair value and related compensation cost based on the closing price of the Company’s Series A common stock on the grant date. For PRSUs for which the Company’s Compensation Committee has discretion in determining the final amount of units that vest, compensation cost is remeasured at each reporting date based on the closing price of the Company’s Series A common stock. There were no PRSUs outstanding during the nine months ended September 30, 2009.

As of September 30, 2010, there was $17 million of unrecognized compensation cost, net of expected forfeitures, related to PRSUs, which is expected to be recognized over a weighted-average period of 2.31 years based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.

RSUs

RSUs vest ratably each year over periods of one to four years based on continuous service. As of September 30, 2010, there were approximately 500,000 outstanding RSUs with a weighted-average grant price of $32.09. There was $12 million of unrecognized compensation cost, net of expected forfeitures as of September 30, 2010, related to RSUs, which is expected to be recognized over a weighted-average period of 2.78 years.

NOTE 11. RESTRUCTURING AND IMPAIRMENT CHARGES

Exit and Restructuring Charges

During the three and nine months ended September 30, 2010, the Company recorded $4 million and $7 million, respectively, of exit and restructuring charges as part of a reorganization of portions of its business. The charges, which primarily consisted of severance and contract termination costs, were primarily incurred by the Company’s International Networks segment and Corporate operations.

The Company recorded $2 million and $14 million of exit and restructuring charges during the three and nine months ended September 30, 2009, respectively, in connection with a reorganization of portions of its operations to better align its organizational structure with its strategic priorities and to reduce its cost structure. The charges include severance costs and contract termination costs, which were incurred primarily by the Company’s U.S. Networks and International Networks segments, as well as the Company’s Corporate operations.

Impairment Charges

During the three months ended September 30, 2010, the Company recorded an $11 million non-cash impairment charge at its Creative Sound Services reporting unit, which is a component of the Education and Other segment. Management determined that the decline in the operating results for its post-production sound business no longer appeared cyclical, but rather a long-term performance decline. The fair value of the reporting unit was determined by the application of a discounted cash flows model, which used Level 3 inputs. Cash flows were determined based on the Company’s estimate of future operating results, which were discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature.

As previously reported, during the nine months ended September 30, 2009, intangible assets and capitalized software costs with an aggregate carrying value of $47 million were written down to a fair value of $21 million, resulting in pretax impairment charges totaling $26 million.

NOTE 12. INCOME TAXES

For the three months ended September 30, 2010 and 2009, the Company’s provisions for income taxes were $83 million and $52 million, respectively, and the effective tax rates were 34%. For the nine months ended September 30, 2010 and 2009, the Company’s provisions for income taxes were $171 million and $387 million, respectively, and the effective tax rates were 28% and 49%, respectively.

        Discovery’s effective tax rate for the three months ended September 30, 2010 differed from the federal statutory rate of 35% due primarily to production activity deductions, which were partially offset by state taxes. Discovery’s effective tax rate for the nine months ended September 30, 2010 differed from the federal statutory rate of 35% due primarily to the reversal of a $28 million foreign tax reserve during the first quarter of 2010 as a result of a foreign tax authority completing its tax audit and provided the Company notification that certain tax years will not be adjusted for a matter for which the Company previously recorded a reserve for uncertain tax positions. In addition, the effective tax rate differed due to production activity deductions and $16 million in reductions to tax expense due to a change in the Company’s election to claim foreign tax credits that were previously taken as deductions, which were partially offset by state taxes. The Company may file additional amended returns in the future to claim foreign tax credits that were previously taken as deductions based on the ability to currently use additional foreign tax credits.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The effective tax rate for the three months ended September 30, 2009 differed from the federal statutory rate of 35% principally as a result of production activity deductions, which were partially offset by state taxes. The effective tax rate for the nine months ended September 30, 2009 differed from the federal statutory rate of 35% due primarily to a permanent difference on the $252 million gain from the sale and deconsolidation of the Company’s ownership interest in the Discovery Kids Network in May 2009 and state income taxes, which were partially offset by deductions for production activities and the release of a valuation allowance of $12 million on a previously recorded capital loss.

NOTE 13. NET INCOME PER SHARE AVAILABLE TO DISCOVERY COMMUNICATIONS, INC. STOCKHOLDERS

The following table presents a reconciliation of the weighted average number of shares outstanding between basic and diluted net income per share for the three and nine months ended September 30, 2010 and 2009 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares outstanding — basic	426	424	425	423
Dilutive effect of equity awards	5	3	6	1

Weighted average shares outstanding — diluted	431	427	431	424

Basic net income per share is computed by dividing “Net income available to Discovery Communications, Inc. stockholders” by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the three and nine months ended September 30, 2010 and 2009 include Discovery’s outstanding Series A, Series B and Series C common shares, as well as Discovery’s outstanding Series A and Series C convertible preferred shares. All series of the Company’s common and preferred shares are included in the weighted average number of shares outstanding when calculating both basic and diluted net income per share as the holder of each common and preferred series legally participates equally in any per share distributions whether through dividends or in liquidation.

Diluted net income per share adjusts basic net income per share for the dilutive effect of outstanding stock options, stock settled SARs and RSUs that are either fully vested or vest based only on service conditions, using the treasury stock method. The Company has also granted PRSUs that vest based on both service and the Company’s achievement of operating performance targets. For performance-based instruments, diluted net income per share also adjusts basic net income per share for the number of potential common shares (for stock options) and number of common shares (for PRSUs) for which the performance targets have been achieved when the effect is dilutive and excludes such instruments when the performance targets have not been achieved.

The calculation of diluted net income per share for the three months ended September 30, 2010 excluded 2 million stock options and 900,000 PRSUs, and for the nine months ended September 30, 2010 excluded 3 million stock options and 900,000 PRSUs, because their inclusion would have been anti-dilutive or the performance targets were not achieved. The calculation of diluted net income per share for both the three and nine months ended September 30, 2009 excluded approximately 2 million stock options because their inclusion would have been anti-dilutive. Additionally, the diluted net income per share calculation for the three and nine months ended September 30, 2010 and 2009 excluded 1 million contingently issuable preferred shares placed in escrow for which specific conditions have not yet been met.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

NOTE 14. SUPPLEMENTAL DISCLOSURES

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions).

	As of September 30, 2010	As of December 31, 2009
		(recast)
Accounts payable	$52	$63
Accrued payroll and related benefits	182	191
Content rights payable	58	50
Accrued income taxes	42	38
Accrued interest	55	25
Accrued other	75	79

Total accounts payable and accrued liabilities	$464	$446

Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(recast)		(recast)
Unrealized gains on derivative instruments, net	$3	$4	$8	$19
Realized losses on derivative instruments, net	(4)	—	(37)	(6)
Loss from equity investees	(12)	(6)	(29)	(20)
Realized gains on sales of investments	—	—	—	13
Other, net	(3)	1	1	4

Total other (expense) income, net	$(16)	$(1)	$(57)	$10

As previously reported, during the nine months ended September 30, 2009, the Company sold an investment in equity securities for $22 million, which resulted in a pretax gain of $13 million. Approximately $6 million of the pretax gain was a reclassification of unrealized gain from “Other comprehensive income (loss).”

Income Attributable to Discovery Communications, Inc.

The following table presents income from continuing and discontinued operations attributable to Discovery Communications, Inc. for the three and nine months ended September 30, 2010 and 2009 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amounts attributable to Discovery Communications, Inc.:
Income from continuing operations, net of taxes	$161	$99	$437	$400
Income (loss) from discontinued operations, net of taxes	25	1	25	(2)

Net income	$186	$100	$462	$398

NOTE 15. RELATED PARTY TRANSACTIONS

The following is a description of companies that are considered related parties as a result of common directorship and ownership.

DIRECTV, Liberty Global, Inc., Liberty Media Corporation, and Ascent Media Corporation

The Company’s Board of Directors includes two members who served as directors of DIRECTV through June 16, 2010, including John C. Malone, the former Chairman of the Board of DIRECTV. Dr. Malone beneficially owned DIRECTV Class B common stock representing approximately 24% of the aggregate voting power of DIRECTV. Effective June 16, 2010, Dr. Malone converted his Class B common stock into DIRECTV Class A common stock, which reduced his voting interest to 3% of DIRECTV and Dr. Malone and the other member of the Company’s Board of Directors who served as a DIRECTV director resigned from the DIRECTV Board.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Transactions with DIRECTV through June 16, 2010 have been reported as related party transactions. Effective with the conversion of Dr. Malone’s DIRECTV stock and Dr. Malone and the other member resigning from the DIRECTV board, transactions with DIRECTV after June 16, 2010 are not reported as related party transactions. Revenues from transactions with DIRECTV were $50 million, or 6% of total revenues, for the three months ended September 30, 2009 and $104 million, or 4% of total revenues, and $153 million, or 6% of total revenues, for the nine months ended September 30, 2010 and 2009, respectively. The Company’s December 31, 2009 “Receivables, net” balances included $42 million due from DIRECTV.

Discovery’s Board also includes three members who serve as directors of Liberty Global, Inc. (“Liberty Global”), including Dr. Malone, who is Chairman of the Board of Liberty Global, and three persons who are currently directors of Liberty Media Corporation (“Liberty Media”), also including Dr. Malone, the Chairman of the Board of Liberty Media. Dr. Malone beneficially owns shares representing approximately 40% of the aggregate voting power of Liberty Global and also beneficially owns shares of Liberty Media representing approximately 35% of the aggregate voting power of its outstanding stock. Revenues from transactions with both Liberty Global and Liberty Media totaled $5 million, or 1% of total revenues, and $8 million, or 1% of total revenues, for the three months ended September 30, 2010 and 2009, respectively, and $19 million, or 1% of total revenues, and $23 million, or 1% of total revenues, for the nine months ended September 30, 2010 and 2009, respectively. Expenses from transactions with both Liberty Global and Liberty Media for the three and nine months ended September 30, 2010 and 2009 were not significant. The Company’s “Receivables, net” balances included insignificant amounts due from both Liberty Global and Liberty Media as of September 30, 2010 and December 31, 2009.

Effective January 25, 2010, Dr. Malone joined the Board of Directors of Ascent Media Corporation (“AMC”). Dr. Malone owns 0.9% of AMC’s Series A common stock and 93.8% of AMC’s Series B common stock, effectively providing him voting equity securities representing approximately 31.5% of the voting power with respect to the general election of directors.

Transactions with AMC on and subsequent to January 25, 2010 have been reported as related party transactions as a result of Dr. Malone joining AMC’s board. Operating expenses from transactions with AMC were $5 million, or 1% of total operating expenses, and $19 million, or 1% of total operating expenses, for the three and nine months ended September 30, 2010, respectively. The Company’s September 30, 2010 “Accounts payable and accrued liabilities” balances included $17 million due to AMC. Revenues from transactions with AMC for the three and nine months ended September 30, 2010 were not significant. For the three months ended September 30, 2010, the Company received a refund from the IRS, which eliminated a $12 million obligation to AMC. The benefit was recorded as a component of discontinued operations (Note 3). Additionally, the Company acquired the London uplink facility from a subsidiary of AMC for $35 million on February 17, 2010 (Note 3).

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

Other Related Parties

Other related parties primarily include unconsolidated investees accounted for using the equity method, including unconsolidated VIEs described in Note 4. The Company provides equity method investees with content, funding or services such as distribution, technological, licensing, sales and administrative support. Revenues from transactions with the Company’s other related parties were $20 million, or 2% of total revenues, and $6 million, or 1% of total revenues, for the three months ended September 30, 2010 and 2009, respectively, and $45 million, or 2% of total revenues, and $19 million, or 1% of total revenues, for the nine months ended September 30, 2010 and 2009, respectively. Expenses from transactions with the Company’s other related parties were $4 million, or 1% of total operating expenses, and $10 million, or less than 1% of total operating expenses, for the three and nine months ended September 30, 2010. Expenses from transactions with the Company’s other related parties for the three and nine months ended September 30, 2009 were not significant. The Company’s “Receivables, net” balances include $11 million due from the Company’s other related parties as of September 30, 2010. As of December 31, 2009, the Company’s “Receivables, net” balances included insignificant amounts due from the Company’s other related parties. The Company’s “Other noncurrent assets” balance as of September 30, 2010 included $29 million for the net carrying value of amounts due from equity investees. The Company’s “Other current liabilities” balance as of December 31, 2009 included an insignificant amount due to equity investees.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

NOTE 16. COMMITMENTS AND CONTINGENCIES

Commitments and Guarantees

As more fully described in Note 22 of the Company’s consolidated financial statements included in its 2009 Form 10-K, the Company has various commitments primarily consisting of programming and talent commitments, operating and capital lease arrangements, purchase obligations for goods and services, employment contracts, sponsorship commitments, future funding commitments related to certain equity investments (Note 4) and the obligation to issue additional preferred shares under the anti-dilution provisions of its outstanding preferred stock if certain conditions are met. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years. The Company is also subject to redeemable put options with respect to noncontrolling interests in certain cable and satellite television network joint ventures (Note 4). Additionally, the Company has guaranteed a certain level of operating performance for The Hub joint venture (Note 4). Other than the changes in Discovery’s commitments to The Hub and OWN joint ventures (Note 4), the Company’s commitments have not materially changed from those disclosed in the 2009 Form 10-K.

Legal Matters

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Concentrations of Credit Risk

Lender Counterparties

The risk associated with a debt transaction is that the counterparty will not be available to fund as obligated under the terms of the Company’s revolving credit facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of September 30, 2010, the Company did not anticipate nonperformance by any of its counterparties.

Customers

The Company’s trade receivables do not represent a significant concentration of credit risk as of September 30, 2010 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

NOTE 17. REPORTABLE SEGMENTS

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

The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated at the consolidated level are not eliminated at the segment level as they are treated similarly to third-party sales transactions in determining segment performance. Inter-segment transactions, which primarily include the purchase of advertising and content between segments, were not significant for the periods presented.

The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges and (vi) gains (losses) on business and asset dispositions. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. The Company excludes mark-to-market stock-based compensation, exit and restructuring charges, certain impairment charges and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

non-recurring nature. The Company also excludes depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with GAAP.

The following tables present summarized financial information for each of the Company’s reportable segments (in millions).

Revenues by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(recast)		(recast)
U.S. Networks	$585	$525	$1,751	$1,609
International Networks	304	276	893	787
Education and Other	38	35	108	106
Corporate and inter-segment eliminations	(1)	1	6	6

Total Revenues	$926	$837	$2,758	$2,508

Adjusted OIBDA by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(recast)		(recast)
U.S. Networks	$346	$309	$1,018	$930
International Networks	130	106	384	295
Education and Other	1	2	7	9
Corporate and inter-segment eliminations	(59)	(50)	(171)	(144)

Total Adjusted OIBDA	$418	$367	$1,238	$1,090

Reconciliation of Total Adjusted OIBDA to Total Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(recast)		(recast)
Total Adjusted OIBDA	$418	$367	$1,238	$1,090
Amortization of deferred launch incentives	(11)	(14)	(32)	(41)
Mark-to-market stock-based compensation	(48)	(91)	(124)	(177)
Depreciation and amortization	(32)	(39)	(98)	(115)
Restructuring and impairment charges	(15)	(2)	(18)	(40)
Gains on dispositions	—	—	—	252

Total operating income	$312	$221	$966	$969

Total Assets by Segment

	As of September 30, 2010	As of December 31, 2009
		(recast)
U.S. Networks	$2,163	$2,078
International Networks	1,109	1,157
Education and Other	79	97
Corporate	8,047	7,620

Total assets	$11,398	$10,952

Total assets allocated to Corporate in the above table include substantially all of the Company’s goodwill balance as the financial reports reviewed by the Company’s CODM do not include an allocation of goodwill to each reportable segment. Goodwill by reportable segment is disclosed in the following table.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Total Goodwill by Segment

	As of September 30, 2010	As of December 31, 2009
		(recast)
U.S. Networks	$5,135	$5,135
International Networks	1,281	1,271
Education and Other	19	27

Total goodwill	$6,435	$6,433

NOTE 18. SUBSEQUENT EVENT

On October 13, 2010, DCL entered into a credit agreement among DCL as the borrower, the Company as guarantor, the lenders named therein and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. On October 13, 2010, in connection with the execution of the credit agreement, DCL terminated its existing revolving credit facility.

The credit agreement provides for a $1 billion revolving credit facility (the “New Revolving Credit Facility”), which includes a $500 million sublimit for multicurrency borrowings, a $200 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans. The New Revolving Credit Facility also contains an expansion option permitting DCL to request an increase of the borrowing capacity from time to time up to an aggregate additional $1 billion from any of the lenders or other eligible lenders as may be invited to join the New Revolving Credit Facility, that elect to make such increase available, upon the satisfaction of certain conditions. The obligations under the credit agreement are unsecured and are fully and unconditionally guaranteed by the Company. Proceeds from the New Revolving Credit Facility must be used for working capital, capital expenditures and other lawful corporate purposes.

If DCL were to draw on the new revolving credit facility, the debt would be due on the expiration date, which is October 11, 2013, and outstanding balances would bear interest at one of the following rates. Each Eurocurrency rate loan will bear interest at the Eurocurrency Rate (as defined in the credit agreement) plus the Applicable Rate (as defined in the credit agreement) plus, under certain circumstances, the Mandatory Cost (as defined in the credit agreement). The Applicable Rate for Eurocurrency rate loans will range from 1.075% to 1.850% based on DCL’s credit ratings from time to time.

Base rate loans and swing line loans will bear interest at the Base Rate (as defined below) plus the Applicable Rate. The Base Rate is the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.50%, (ii) Bank of America’s “prime rate” as publicly announced from time to time, and (iii) the Eurocurrency Rate plus 1.00%. The Applicable Rate for base rate loans and swing line loans is 1.00% less than the Applicable Rate for Eurocurrency rate loans.

In addition, DCL is required to pay a facility fee equal to the Applicable Rate, which will range from 0.175% to 0.40% based on DCL’s credit ratings from time to time, times the actual daily amount of the Lender’s aggregate commitments under the senior credit facility, regardless of usage. The facility fee is payable quarterly in arrears. DCL will also pay a letter of credit fee equal to the Applicable Rate for Eurocurrency rate loans times the dollar equivalent of the daily amount available to be drawn under such letter of credit.

DCL may optionally prepay the loans or irrevocably reduce or terminate the unutilized portion of the commitments under the New Revolving Credit Facility, in whole or in part, without premium or penalty at any time by the delivery of a notice to that effect as provided under the credit agreement.

The credit agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, additional indebtedness, asset sales and capital expenditures), a total leverage ratio financial maintenance covenant and an interest coverage financial maintenance covenant.

NOTE 19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

DCL has issued public senior notes pursuant to a Registration Statement on Form S-3 filed with the SEC on June 17, 2009 (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes issued by DCL. DCL or Discovery Communications Holding, LLC (“DCH”) may in the future issue additional securities that are fully and unconditionally guaranteed by the Company under the Shelf Registration. Accordingly, set forth below is condensed consolidating financial information presenting the financial position, results of operations and cash flows of (i) the Company, (ii) DCL, (iii) DCH, (iv) non-guarantor subsidiaries of DCL on a combined basis, (v) other non-guarantor subsidiaries of the Company on a combined basis and (vi) the eliminations and reclassifications necessary to arrive at the financial information for the Company on a consolidated basis.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

DCL and the non-guarantor subsidiaries of DCL are the primary operating subsidiaries of the Company. DCL’s primary operations are the Discovery Channel and TLC in the U.S. The non-guarantor subsidiaries of DCL include the Animal Planet channel and most of the other U.S. networks, the international networks, the education businesses and most of the Company’s digital businesses.

The non-guarantor subsidiaries of DCL are wholly-owned subsidiaries of DCL with the exception of certain joint ventures and other equity method investments. DCL is a wholly-owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% ownership interest through Discovery Holding Company (“DHC”). DHC is included in other non-guarantor subsidiaries of the Company.

The supplemental condensed consolidating financial information should be read in conjunction with the condensed consolidated financial statements of the Company.

As of September 30, 2010 and December 31, 2009, the cash and cash equivalents of the non-guarantor subsidiaries of DCL included $10 million and $40 million, respectively, of cash related to consolidated joint ventures that is only available for use by the ventures.

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$922	$93	$1	$—	$1,016
Receivables, net	—	—	376	451	16	—	843
Content rights, net	—	—	11	70	—	—	81
Prepaid expenses and other current assets	16	—	127	54	1	(1)	197

Total current assets	16	—	1,436	668	18	(1)	2,137
Investment in and advances to subsidiaries	9,100	6,660	4,087	—	6,865	(26,712)	—
Noncurrent content rights, net	—	—	536	694	—	(1)	1,229
Goodwill	—	—	3,876	2,559	—	—	6,435
Other noncurrent assets	—	18	922	746	7	(96)	1,597

Total assets	$9,116	$6,678	$10,857	$4,667	$6,890	$(26,810)	$11,398

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16	$—	$214	$228	$6	$—	$464
Current portion of long-term debt	—	—	6	12	—	—	18
Other current liabilities	—	1	141	168	1	(1)	310

Total current liabilities	16	1	361	408	7	(1)	792
Long-term debt	—	—	3,514	81	—	—	3,595
Other noncurrent liabilities	3	—	322	30	8	(96)	267

Redeemable noncontrolling interests	—	—	—	49	—	—	49

Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	2,414	2,530	729	4,733	1,643	(12,049)	—
Equity (deficit) attributable to Discovery Communications, Inc.	6,683	4,147	5,931	(639)	5,232	(14,671)	6,683

Equity and advances attributable to Discovery Communications, Inc.	9,097	6,677	6,660	4,094	6,875	(26,720)	6,683

Noncontrolling interests	—	—	—	5	—	7	12
Total equity	9,097	6,677	6,660	4,099	6,875	(26,713)	6,695

Total liabilities and equity	$9,116	$6,678	$10,857	$4,667	$6,890	$(26,810)	$11,398

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$408	$503	$18	$(3)	$926

Costs of revenues, excluding depreciation and amortization listed below	—	—	82	165	15	(1)	261
Selling, general and administrative	3	—	105	196	3	(1)	306
Depreciation and amortization	—	—	10	21	1	—	32
Restructuring and impairment charges	—	—	1	3	11	—	15

	3	—	198	385	30	(2)	614

Operating (loss) income	(3)	—	210	118	(12)	(1)	312
Equity in earnings of subsidiaries	188	184	64	—	123	(559)	—
Interest expense, net	—	—	(47)	(2)	—	—	(49)
Other income (expense), net	—	—	6	(22)	—	—	(16)

Income from continuing operations before income taxes	185	184	233	94	111	(560)	247
Benefit from (provision for) income taxes	1	1	(58)	(31)	4	—	(83)

Income from continuing operations, net of taxes	186	185	175	63	115	(560)	164
Income from discontinued operations, net of taxes	—	—	9	4	12	—	25

Net income	186	185	184	67	127	(560)	189
Less net income attributable to noncontrolling interests	—	—	—	(3)	—	—	(3)

Net income attributable to Discovery Communications, Inc.	$186	$185	$184	$64	$127	$(560)	$186

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$382	$442	$17	$(4)	$837

Costs of revenues, excluding depreciation and amortization listed below	—	—	80	158	15	(2)	251
Selling, general and administrative	3	—	100	221	2	(2)	324
Depreciation and amortization	—	—	13	25	1	—	39
Restructuring and impairment charges	—	—	—	2	—	—	2

	3	—	193	406	18	(4)	616

Operating (loss) income	(3)	—	189	36	(1)	—	221
Equity in earnings of subsidiaries	101	123	24	—	67	(315)	—
Interest expense, net	—	(34)	(31)	—	—	—	(65)
Other (expense) income, net	—	—	(2)	1	—	—	(1)

Income from continuing operations before income taxes	98	89	180	37	66	(315)	155
Benefit from (provision for) income taxes	2	12	(57)	(10)	1	—	(52)

Income from continuing operations, net of taxes	100	101	123	27	67	(315)	103
Income from discontinued operations, net of taxes	—	—	—	1	—	—	1

Net income	100	101	123	28	67	(315)	104
Less net income attributable to noncontrolling interests	—	—	—	(3)	—	(1)	(4)

Net income attributable to Discovery Communications, Inc.	100	101	123	25	67	(316)	100
Stock dividends to preferred interests	(6)	—	—	—	—	—	(6)

Net income available to Discovery Communications, Inc. stockholders	$94	$101	$123	$25	$67	$(316)	$94

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$1,223	$1,491	$50	$(6)	$2,758

Costs of revenues, excluding depreciation and amortization listed below	—	—	271	471	45	(5)	782
Selling, general and administrative	9	—	296	582	8	(1)	894
Depreciation and amortization	—	—	30	66	2	—	98
Restructuring and impairment charges	—	—	1	6	11	—	18

	9	—	598	1,125	66	(6)	1,792

Operating (loss) income	(9)	—	625	366	(16)	—	966
Equity in earnings of subsidiaries	468	530	259	—	311	(1,568)	—
Interest expense, net	—	(48)	(102)	(5)	—	—	(155)
Loss on extinguishment of debt	—	(20)	(116)	—	—	—	(136)
Other (expense) income, net	—	(32)	(12)	(13)	—	—	(57)

Income from continuing operations before income taxes	459	430	654	348	295	(1,568)	618
Benefit from (provision for) income taxes	3	37	(133)	(83)	5	—	(171)

Income from continuing operations, net of taxes	462	467	521	265	300	(1,568)	447
Income from discontinued operations, net of taxes	—	—	9	4	12	—	25

Net income	462	467	530	269	312	(1,568)	472
Less net income attributable to noncontrolling interests	—	—	—	(7)	—	(3)	(10)

Net income attributable to Discovery Communications, Inc.	462	467	530	262	312	(1,571)	462
Stock dividends to preferred interests	(1)	—	—	—	—	—	(1)

Net income available to Discovery Communications, Inc. stockholders	$461	$467	$530	$262	$312	$(1,571)	$461

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$1,166	$1,301	$53	$(12)	$2,508

Costs of revenues, excluding depreciation and amortization listed below	—	—	260	453	44	(6)	751
Selling, general and administrative	7	—	291	584	9	(6)	885
Depreciation and amortization	—	—	38	77	—	—	115
Restructuring and impairment charges	—	—	5	35	—	—	40
Gains on dispositions	—	—	(252)	—	—	—	(252)

	7	—	342	1,149	53	(12)	1,539

Operating (loss) income	(7)	—	824	152	—	—	969
Equity in earnings of subsidiaries	402	459	109	—	268	(1,238)	—
Interest expense, net	—	(90)	(89)	(3)	—	—	(182)
Other income, net	—	—	5	5	—	—	10

Income from continuing operations before income taxes	395	369	849	154	268	(1,238)	797
Benefit from (provision for) income taxes	3	33	(390)	(33)	—	—	(387)

Income from continuing operations, net of taxes	398	402	459	121	268	(1,238)	410
Loss from discontinued operations, net of taxes	—	—	—	(2)	—	—	(2)

Net income	398	402	459	119	268	(1,238)	408
Less net income attributable to noncontrolling interests	—	—	—	(8)	—	(2)	(10)

Net income attributable to Discovery Communications, Inc.	398	402	459	111	268	(1,240)	398
Stock dividends to preferred interests	(8)	—	—	—	—	—	(8)

Net income available to Discovery Communications, Inc. stockholders	$390	$402	$459	$111	$268	$(1,240)	$390

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(26)	$(52)	$149	$372	$2	$—	$445

Investing Activities
Purchases of property and equipment	—	—	(7)	(21)	(1)	—	(29)
Business acquisitions, net of cash acquired	—	—	—	(38)	—	—	(38)
Proceeds from dispositions, net	—	—	13	11	—	—	24
Investments in and advances to equity method investees	—	—	(68)	(3)	—	—	(71)

Cash used in investing activities	—	—	(62)	(51)	(1)	—	(114)

Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	2,970	—	—	—	2,970
Principal repayments of long-term debt	—	(1,948)	(935)	—	—	—	(2,883)
Inter-company contributions and other financing activities, net	26	2,000	(1,676)	(378)	(3)	—	(31)

Cash provided by (used in) financing activities	26	52	359	(378)	(3)	—	56

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	—	6

Net change in cash and cash equivalents	—	—	446	(51)	(2)	—	393

Cash and cash equivalents, beginning of period	—	—	476	144	3	—	623

Cash and cash equivalents, end of period	$—	$—	$922	$93	$1	$—	$1,016

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$50	$(47)	$40	$343	$(2)	$—	$384

Investing Activities
Proceeds from dispositions	—	—	300	—	—	—	300
Other investing activities, net	—	—	(23)	(16)	(2)	—	(41)

Cash provided by (used in) investing activities	—	—	277	(16)	(2)	—	259

Financing Activities
Net repayments of revolver loans	—	—	(315)	—	—	—	(315)
Borrowings from long-term debt, net of discount and debt issuance costs	—	478	492	—	—	—	970
Principal repayments of long-term debt	—	(14)	(993)	—	—	—	(1,007)
Inter-company contributions and other financing activities, net	(50)	(417)	791	(317)	2	—	9

Cash (used in) provided by financing activities	(50)	47	(25)	(317)	2	—	(343)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	—	7

Net change in cash and cash equivalents	—	—	292	17	(2)	—	307

Cash and cash equivalents, beginning of period	—	—	13	78	3	—	94

Cash and cash equivalents, end of period	$—	$—	$305	$95	$1	$—	$401

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions and industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising and foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of the broadband distribution and movie studio industries; uncertainties inherent in the development of new business lines and business strategies; integration of acquired operations; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and internet protocol television and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venture partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; reduced access to capital markets or significant increases in costs to borrow; and a failure to secure affiliate agreements or renewal of such agreements on less favorable terms. For additional risk factors, refer to PART I, ITEM 1A, “Risk Factors,” in our 2009 Form 10-K. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

BUSINESS OVERVIEW

We are a leading global nonfiction media and entertainment company that provides original and purchased programming across multiple distribution platforms in the U.S. and over 180 other countries, including over 110 television networks offering customized programming in over 40 languages. Our strategy is to optimize the distribution, ratings and profit potential of each of our branded channels. Additionally, we own and operate a diversified portfolio of website properties and other digital services and develop and sell consumer and educational products and services as well as media sound services in the U.S. and internationally.

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

In addition to growing distribution and advertising revenue for our branded channels, we are focused on extending content distribution across new distribution platforms, including brand-aligned web properties, mobile devices, video-on-demand and broadband channels, which provide promotional platforms for our television programming and serve as additional outlets for advertising and affiliate sales. We also operate websites such as HowStuffWorks.com, Petfinder.com and Treehugger.com that provide supplemental news, information and entertainment aligned with our television programming.

We report our operations in the following three segments: U.S. Networks; International Networks; and Education and Other.

U.S. Networks

U.S. Networks, which is our largest segment, owns and operates 10 cable and satellite channels primarily throughout the U.S., including Discovery Channel, TLC and Animal Planet, as well as a portfolio of website properties and other digital services and our commerce business. Currently we own and operate the Discovery Health Channel. However, pursuant to our joint venture arrangement with Harpo, Inc. for OWN: The Oprah Winfrey Network (“OWN”), we will contribute our interest in the Discovery Health Channel to OWN, which is expected to occur in January 2011, at which time the network will be operated by the joint venture and no longer consolidated in our operating results. Additionally, U.S. Networks owns an interest in The Hub, a 50-50 joint venture between us and Hasbro, Inc. (“Hasbro”). The Hub, which was previously the Discovery Kids Network, was rebranded on October 10, 2010.

U.S. Networks derives revenues primarily from distribution fees and advertising sales, which comprised 45% and 52% of revenues for this segment for the three months ended September 30, 2010, respectively, and 45% and 51% of this segment’s revenues for the nine months ended September 30, 2010, respectively. U.S. Networks earns distribution fees under multi-year affiliation agreements with cable operators, DTH satellite operators and other distributors of television programming. Distribution fees are based on the number of subscribers receiving our programming. Upon the launch of a new channel, we may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. Launch incentives are amortized on a straight-line basis as a reduction of revenues over the term of the affiliation agreement. U.S. Networks generates advertising revenues by selling commercial time on our networks and websites. The number of subscribers to our channels, viewership demographics, the popularity of our programming and our ability to sell commercial time over a group of channels are key drivers of advertising revenue.

U.S. Networks’ largest single cost is the cost of programming, including production costs for original programming. U.S. Networks amortizes the cost of original or purchased programming based on the expected realization of revenue, resulting in an accelerated amortization method over four years for developed networks such as Discovery Channel, TLC and Animal Planet, and straight-line amortization method over a maximum of four years for the remaining networks.

International Networks

International Networks operates a portfolio of channels, led by the Discovery Channel and Animal Planet, which are distributed in virtually every pay-television market in the world through an infrastructure that includes major operational centers in London, Singapore and Miami. International Networks’ regional operations cover most major markets and report into four regions: the United Kingdom (“U.K.”); Europe (excluding the U.K.), Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. International Networks currently operates over 120 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. Most of the segment’s channels are wholly-owned with the exception of the international Animal Planet channels, which are generally joint ventures in which the British Broadcasting Corporation (“BBC”) owns 50%, People+Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC, and several channels in Japan and Canada, which operate as joint ventures with strategically important local partners.

Similar to our U.S. Networks segment, the primary sources of revenues for International Networks are distribution fees and advertising sales, and the primary cost is programming. International Networks executes a localization strategy by offering shared programming with U.S. Networks, customized content and localized schedules via our distribution feeds. For the three and nine months ended September 30, 2010, distribution revenues represented approximately 62% and 63%, respectively, of the segment’s operating revenues. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. Advertising sales are also important to the segment’s financial success, representing 32% of the segment’s total revenues for both the three and nine months ended September 30, 2010.

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

RESULTS OF OPERATIONS

Changes in Basis of Presentation – Recast

Our 2009 financial information has been recast so that the basis of presentation is consistent with that of our 2010 financial information. This recast reflects (i) the adoption of the recent accounting guidance that amends the model for determining whether an entity should consolidate a variable interest entity (“VIE”), which resulted in the deconsolidation of the OWN and Animal Planet Japan (“APJ”) joint ventures for all periods presented (Note 2 to the accompanying condensed consolidated financial statements), (ii) the results of operations of our Antenna Audio business as discontinued operations (Note 3 to the accompanying condensed consolidated financial statements), and (iii) the realignment of our commerce business, which is now reported as a component of our U.S. Networks segment for all periods presented whereas it was previously reported as a component of our Commerce, Education and Other segment (Note 17 to the accompanying condensed consolidated financial statements).

Items Impacting Comparability

As previously reported, on May 22, 2009, we formed a 50-50 joint venture with Hasbro, to which we contributed the Discovery Kids Network. As a result of this transaction, we ceased to consolidate the gross operating results of the Discovery Kids Network effective May 22, 2009. Our interest in the joint venture subsequent to the transaction is accounted for using the equity method of accounting. As we continue to be involved in the operations of the joint venture, we have not recast the 2009 results of operations to present the Discovery Kids Network as discontinued operations. Accordingly, our results of operations include 100% of the gross revenues and expenses of the Discovery Kids Network through May 21, 2009, whereas beginning May 22, 2009 our results of operations only include our 50% interest in the joint venture’s net operating results, which is recorded as a component of “Other (expense) income, net.” The following table presents the gross operating results for the Discovery Kids Network for the period January 1, 2009 through May 21, 2009 included in our consolidated operating results for the nine months ended September 30, 2009 (in millions).

Nine Months Ended September 30, 2009
Revenues:
Distribution	$18
Advertising	1

Total revenues	19

Costs of revenues	7
Selling, general and administrative	1

Operating income	$11

Consolidated Results of Operations

The following table presents our consolidated results of operations (in millions).

	Three Months Ended September 30,		% Change Favorable /	Nine Months Ended September 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
	(recast)			(recast)
Revenues:
Distribution	$452	$422	7%	$1,346	$1,266	6%
Advertising	402	341	18%	1,185	1,009	17%
Other	72	74	(3)%	227	233	(3)%

Total revenues	926	837	11%	2,758	2,508	10%

Costs of revenues, excluding depreciation and amortization listed below	261	251	(4)%	782	751	(4)%
Selling, general and administrative	306	324	6%	894	885	(1)%
Depreciation and amortization	32	39	18%	98	115	15%
Restructuring and impairment charges	15	2	NM	18	40	55%
Gains on dispositions	—	—	—%	—	(252)	(100)%

	614	616	—%	1,792	1,539	(16)%

Operating income	312	221	41%	966	969	—%

Interest expense, net	(49)	(65)	25%	(155)	(182)	15%
Loss on extinguishment of debt	—	—	—%	(136)	—	—%
Other (expense) income, net	(16)	(1)	NM	(57)	10	NM

Income from continuing operations before income taxes	247	155	59%	618	797	(22)%
Provision for income taxes	(83)	(52)	(60)%	(171)	(387)	56%

Income from continuing operations, net of taxes	164	103	59%	447	410	9%
Income (loss) from discontinued operations, net of taxes	25	1	NM	25	(2)	NM

Net income	189	104	82%	472	408	16%
Less net income attributable to noncontrolling interests	(3)	(4)	25%	(10)	(10)	—%

Net income attributable to Discovery Communications, Inc.	186	100	86%	462	398	16%
Stock dividends to preferred interests	—	(6)	100%	(1)	(8)	88%

Net income available to Discovery Communications, Inc. stockholders	$186	$94	98%	$461	$390	18%

NM = Not meaningful

Revenues

Distribution revenues for the three and nine months ended September 30, 2010 increased $30 million and $80 million, respectively, as compared to the corresponding periods in 2009, driven by increases at our U.S. Networks and International Networks segments. The increase in distribution revenues at our U.S. Networks segment was attributable to annual contractual rate increases, subscriber growth and reductions in amortization for launch incentives. The increases in revenues at our U.S. Networks segment for the nine months ended September 30, 2010 were partially offset by the deconsolidation of the Discovery Kids Network in May 2009, which resulted in a decline of $18 million. Increased distribution revenues at our International Networks segment for the three and nine months ended September 30, 2010 was due to growth in paying subscribers. Additionally, increased revenues at our International Networks segment for the nine months ended September 30,

2010 were partially offset by changes in our channel mix. The increase in our consolidated distribution revenues for the three months ended September 30, 2010 was net of a $6 million unfavorable impact due to changes in foreign currency exchange rates. Foreign currency exchange rates did not significantly impact distribution revenues for the nine months ended September 30, 2010. Excluding the deconsolidation of the Discovery Kids Network and the unfavorable impact of foreign currency exchange rates, our consolidated distribution revenues increased 8%, or $36 million, and 8%, or $96 million, for the three and nine months ended September 30, 2010, respectively.

For the three and nine months ended September 30, 2010, advertising revenues increased $61 million and $176 million, respectively, as compared to the corresponding periods in 2009. Increased advertising revenues were driven by increases at our U.S. Networks segment, principally as a result of improved scatter pricing, increased sellouts and greater audience delivery. Advertising revenues also grew at our International Networks segment due primarily to higher sellouts and increased viewership. Advertising revenue growth for the three months ended September 30, 2010 was partially offset by $3 million of unfavorable changes in foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, our advertising revenues increased 19%, or $64 million, for the three months ended September 30, 2010. Changes in advertising revenues for the nine months ended September 30, 2010 were not significantly impacted by foreign currency exchange rates.

Other revenues, which primarily consist of sales of educational services and content, distribution and advertising sales services, merchandise sales and post-production sound and music services, decreased $2 million and $6 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. The decreases for the three and nine months ended September 30, 2010 were driven by declines in sales representation services as a result of an agreement ending in May 2010 and decreases in post-production sound and music services. The decrease in other revenues for the nine months ended September 30, 2010 was also attributable to a decline in merchandise sales as a result of changing our business model in early 2009 from direct-to-consumer to a licensing model where we receive royalties. These decreases were partially offset by increased revenues related to the distribution of online education content.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, production costs, distribution costs and sales commissions, increased $10 million and $31 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. For the three months ended September 30, 2010, the increase in costs of revenues was driven by increases in sales commissions at our U.S. Networks and International Networks segments, which reflects growth in our advertising sales, a reduction in our music rights accrual at our International Networks segment related to a change in estimate in the third quarter of 2009 and increased content amortization at our U.S. Networks segment. These increases were partially offset by an decline in write-offs of capitalized content costs at our International Networks segments and a $4 million benefit from favorable changes in foreign currency exchange rates. Excluding the favorable impact of foreign currency exchange rates, our costs of revenues increased 6%, or $14 million, for the three months ended September 30, 2010.

The increase in costs of revenues for the nine months ended September 30, 2010 was driven by increases in sales commissions at our U.S. Networks and International Networks segments, which reflects growth in our advertising sales, increased write-offs of capitalized content costs at our U.S. Networks segment, a reduction in our music rights accrual at our International Networks segment related to a change in estimate in the third quarter of 2009 and higher production costs at our Corporate operations. These increases were partially offset by a decrease in write-offs of capitalized content costs at our International Networks segment, a $7 million reduction in production and distribution costs as a result of the transition of our commerce business to a licensing model in early 2009 and a decline of $7 million due to the effect of deconsolidating the Discovery Kids Network in May 2009. The change in costs of revenues for the nine months ended September 30, 2010 was not significantly impacted by foreign currency exchange rates.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs and occupancy and back office support fees, decreased $18 million for the three months ended September 30, 2010, but increased $9 million for the nine months ended September 30, 2010, as compared to the corresponding periods in 2009. The decrease in our selling, general and administrative costs for the three months ended September 30, 2010 was principally due to a decrease in employee stock-based compensation, which was partially offset by increased marketing costs at our U.S. Networks segment and higher personnel costs at our International Networks segment and our Corporate operations. Increased selling, general and administrative expenses for the nine months ended September 30, 2010 were attributable to increased marketing costs at our U.S. Networks segment, higher personnel costs at our International Networks segment and Corporate operations, which were partially offset by a decrease in employee stock-based compensation.

Employee costs include stock-based compensation expense arising from equity awards granted to employees under our incentive plans. Total stock-based compensation expense for the three months ended September 30, 2010 and 2009 was $59 million and $98 million, respectively, and $153 million and $196 million for the nine months ended September 30, 2010 and 2009, respectively. The declines were driven by a decrease in the number of outstanding cash-settled equity awards, which was partially offset by an increase in the fair value of outstanding cash-settled equity awards, an increase in the number of outstanding stock options and restricted stock units (“RSUs”) and an increase in the fair value of new awards granted. A portion of our equity awards are cash-settled and, therefore, the value of such awards outstanding must be remeasured at fair value each reporting date based on changes in the price of our Series A common stock. For the three months ended September 30, 2010 and 2009, compensation expense for cash-settled equity awards, including changes in fair value, was $48 million and $91 million, respectively, and for the nine months ended September 30, 2010 and 2009 was $124 million and $177 million, respectively.

The most significant portion of our stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 related to cash-settled equity awards. We do not intend to grant additional cash-settled equity awards, except as may be required by contract or to employees in countries in which stock option awards are not permitted. Therefore, stock options and RSUs that vest based on continuous service have become a more significant portion of our outstanding equity awards. We record expense for service based stock options and RSUs ratably during the vesting period based on the fair value that is determined on the grant date. Expense for stock options and RSUs is not remeasured at each reporting date. Additionally, in March 2010 we granted RSUs that vest based on the achievement of operating performance targets. While compensation expense for performance-based RSUs (“PRSUs”) has not been significant, it may become a more significant portion of our stock-based compensation expense in future periods. We record expense for performance-based awards at the time we determine that it is probable that the performance targets will be achieved, which we evaluate each quarter. For most PRSUs, we measure the fair value and related compensation cost based on the closing price of our Series A common stock on the grant date. For certain PRSUs, our Compensation Committee has discretion in determining the final amount of units that vest. For such awards, we remeasure compensation cost at each reporting date based on the closing price of our Series A common stock. There were no PRSUs outstanding during the three and nine months ended September 30, 2009. For additional disclosures regarding our stock-based compensation, refer to Note 10 to the accompanying condensed consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization expense decreased $7 million and $17 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009, primarily a result of certain intangible assets being fully amortized and impairment charges previously recorded in 2010 and 2009.

Restructuring and Impairment Charges

During the three and nine months ended September 30, 2010, we recorded $4 million and $7 million, respectively, of exit and restructuring charges as part of a reorganization of portions of our business. The charges, which primarily consisted of severance and contract termination costs, were primarily incurred by our International Networks segment and Corporate operations.

During the three and nine months ended September 30, 2010, we recorded an $11 million charge related to the impairment of goodwill at our Creative Sound Services reporting unit, which is a component of our Education and Other segment. The impairment was the result of lower than expected operating performance. For additional information regarding the impairment charge, refer to Note 11 to the accompanying condensed consolidated financial statements.

We recorded $2 million and $14 million of exit and restructuring charges during the three and nine months ended September 30, 2009, respectively, in connection with a reorganization of portions of our operations to better align our organizational structure with our strategic priorities and to reduce our cost structure. The charges include severance costs and contract termination costs, which were incurred primarily by our U.S. Networks and International Networks segments, as well as our Corporate operations.

During the nine months ended September 30, 2009, we recorded $26 million of impairment charges related to intangible assets and capitalized software, primarily for certain asset groups at our Other U.S. Networks reporting unit due to declines in expected operating performance.

Gains on Dispositions

As previously reported, in connection with the formation of the Discovery Kids Network joint venture in May 2009 we recorded a $252 million gain.

Interest Expense, Net

Interest expense, net for the three and nine months ended September 30, 2010 decreased $16 million and $27 million, respectively, as compared to the corresponding periods in 2009, primarily due to changes in the designation and termination of interest rate swaps as a result of refinancing most of our debt in June 2010.

Loss on Extinguishment of Debt

In June 2010, we recognized a $136 million loss on extinguishment of debt in connection with the repayment of $2.88 billion outstanding under our term loans and private senior notes, consisting of $114 million of make-whole premiums, $12 million of non-cash write-offs of unamortized deferred financing costs and $10 million for the repayment of the original issue discount on our term loans. For additional information regarding the debt repayment and loss, refer to Note 7 to the accompanying condensed consolidated financial statements.

Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(recast)		(recast)
Unrealized gains on derivative instruments, net	$3	$4	$8	$19
Realized losses on derivative instruments, net	(4)	—	(37)	(6)
Loss from equity investees	(12)	(6)	(29)	(20)
Realized gains on sales of investments	—	—	—	13
Other, net	(3)	1	1	4

Total other (expense) income, net	$(16)	$(1)	$(57)	$10

The change in net realized and unrealized gains (losses) on derivative instruments for the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009, was primarily due to discontinuing hedge accounting for interest rate derivatives as a result of refinancing our debt in June 2010.

The increase in losses from equity method investments recognized during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009 was attributable to lower operating results of our equity method investees.

As previously reported, during the nine months ended September 30, 2009, we sold an investment in equity securities for $22 million, which resulted in a pretax gain of $13 million.

Provision for Income Taxes

For the three months ended September 30, 2010 and 2009, our provisions for income taxes were $83 million and $52 million, respectively, and the effective tax rates were 34%. For the nine months ended September 30, 2010 and 2009, our provisions for income taxes were $171 million and $387 million, respectively, and the effective tax rates were 28% and 49%, respectively.

Our effective tax rate for the three months ended September 30, 2010 differed from the federal statutory rate of 35% due primarily to production activity deductions, which were partially offset by state taxes. Our effective tax rate for the nine months ended September 30, 2010 differed from the federal statutory rate of 35% due primarily to the reversal of a $28 million foreign tax reserve during the first quarter of 2010 as a result of a foreign tax authority completing its tax audit and provided us notification that certain tax years will not be adjusted for a matter for which we previously recorded a reserve for uncertain tax positions. In addition, the effective tax rate differed due to production activity deductions and $16 million in reductions to tax expense due to a change in our election to claim foreign tax credits that were previously taken as deductions, which were partially offset by state taxes. We may file additional amended returns in the future to claim foreign tax credits that were previously taken as deductions based on the ability to currently use additional foreign tax credits.

The effective tax rate for the three months ended September 30, 2009 differed from the federal statutory rate of 35% principally as a result of production activity deductions, which were partially offset by state taxes. The effective tax rate for the nine months ended September 30, 2009 differed from the federal statutory rate of 35% due primarily to a permanent difference on the $252 million gain from the sale and deconsolidation of our ownership interest in the Discovery Kids Network in May 2009 and state income taxes, which were partially offset by deductions for domestic production activities and the release of a valuation allowance of $12 million on a previously recorded capital loss.

The tax law that allows for the immediate deduction of certain domestic programming costs expired in 2009. If the tax law is extended, we would immediately deduct certain programming costs, which would decrease our current tax liability for 2010 with a corresponding increase to our deferred tax liability.

Income (loss) from Discontinued Operations, Net of Taxes

On September 1, 2010, we sold our Antenna Audio business for net proceeds of $24 million in cash, which resulted in a $12 million gain, net of taxes. Antenna Audio, which provides audio, multimedia and mobile tours for museums, exhibitions, historic sites and visitor attractions around the world, was a component of our International Networks segment. Antenna Audio’s operating results have been reported as discontinued operations for all periods presented.

In September 2010, we received a tax refund, which eliminated a $12 million obligation to repay amounts to an entity spun off in 2008. The reversal of this obligation has been recorded as a benefit in “Income (loss) from discontinued operations, net of taxes.”

Net Income Attributable to Noncontrolling Interests

The decrease in net income attributable to noncontrolling interests for the three months ended September 30, 2010 was due to lower operating results at consolidated entities that are not wholly owned.

Stock Dividends to Preferred Interests

We recognized $6 million of non-cash stock dividends for the release of preferred stock from escrow during the three months ended September 30, 2009 and $1 million and $8 million of non-cash stock dividends during the nine months ended September 30, 2010 and 2009, respectively. No significant dividends were recognized during the three months ended September 30, 2010. Payment of such dividends is contingent upon the issuance of our common stock to settle the exercise of stock options and stock appreciation rights that we assumed in connection with our formation on September 17, 2008.

Segment Results of Operations

As noted above, we manage and report our operations in three segments: U.S. Networks, International Networks and Education and Other. Additional financial information related to our segments is set forth in Note 17 to the accompanying condensed consolidated financial statements.

We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges, and (vi) gains (losses) on business and asset dispositions. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. We exclude mark-to-market stock-based compensation, exit and restructuring charges, certain impairment charges and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. We also exclude depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

The following table presents our revenues by segment and certain consolidated operating expenses, contra revenue amounts and Adjusted OIBDA (in millions).

	Three Months Ended September 30,		% Change Favorable /	Nine Months Ended September 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
		(recast)			(recast)
Revenues:
U.S. Networks	$585	$525	11%	$1,751	$1,609	9%
International Networks	304	276	10%	893	787	13%
Education and Other	38	35	9%	108	106	2%
Corporate and inter-segment eliminations	(1)	1	NM	6	6	—%

Total revenues	926	837	11%	2,758	2,508	10%

Costs of revenues (1)	(261)	(251)	(4)%	(782)	(751)	(4)%
Selling, general and administrative (1)	(258)	(233)	(11)%	(770)	(708)	(9)%
Add: Amortization of deferred launch incentives (2)	11	14	(21)%	32	41	(22)%

Adjusted OIBDA	$418	$367	14%	$1,238	$1,090	14%

NM = Not meaningful

(1)

Costs of revenues and selling, general and administrative expenses exclude mark-to-market stock-based compensation, depreciation and amortization, restructuring and impairment charges and gains on dispositions.

(2)	Amortization of deferred launch incentives are included as a reduction of distribution revenues for reporting in accordance with GAAP, but are excluded from Adjusted OIBDA.

The following table presents our Adjusted OIBDA by segment with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended September 30,		% Change Favorable /	Nine Months Ended September 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
		(recast)			(recast)
Adjusted OIBDA:
U.S. Networks	$346	$309	12%	$1,018	$930	9%
International Networks	130	106	23%	384	295	30%
Education and Other	1	2	(50)%	7	9	(22)%
Corporate and inter-segment eliminations	(59)	(50)	(18)%	(171)	(144)	(19)%

Total Adjusted OIBDA	418	367	14%	1,238	1,090	14%

Amortization of deferred launch incentives	(11)	(14)	21%	(32)	(41)	22%
Mark-to-market stock-based compensation	(48)	(91)	47%	(124)	(177)	30%
Depreciation and amortization	(32)	(39)	18%	(98)	(115)	15%
Restructuring and impairment charges	(15)	(2)	NM	(18)	(40)	55%
Gains on dispositions	—	—	—%	—	252	(100)%

Operating income	$312	$221	41%	$966	$969	—%

NM = Not meaningful

U.S. Networks

The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,		% Change Favorable /	Nine Months Ended September 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
		(recast)			(recast)
Revenues:
Distribution	$264	$242	9%	$786	$737	7%
Advertising	304	261	16%	899	795	13%
Other	17	22	(23)%	66	77	(14)%

Total revenues	585	525	11%	1,751	1,609	9%

Costs of revenues	(139)	(125)	(11)%	(415)	(392)	(6)%
Selling, general and administrative	(102)	(96)	(6)%	(324)	(303)	(7)%
Add: Amortization of deferred launch incentives	2	5	(60)%	6	16	(63)%

Adjusted OIBDA	346	309	12%	1,018	930	9%

Amortization of deferred launch incentives	(2)	(5)	60%	(6)	(16)	63%
Mark-to-market stock-based compensation	—	—	—%	—	(1)	100%
Depreciation and amortization	(5)	(7)	29%	(16)	(23)	30%
Restructuring and impairment charges	—	—	—%	—	(22)	100%
Gains on dispositions	—	—	—%	—	252	(100)%

Operating income	$339	$297	14%	$996	$1,120	(11)%

Revenues

Distribution revenues for the three and nine months ended September 30, 2010 increased $22 million and $49 million, respectively, as compared to the corresponding periods in 2009, due primarily to annual contractual rate increases, an increase in paying subscribers, principally for networks carried on the digital tier and declines of $3 million and $10 million, respectively, for the amortization of deferred launch incentives. The increase in distribution revenues for the nine months ended September 30, 2010 was partially offset by the effect of deconsolidating the Discovery Kids Network in May 2009, which resulted in a decrease of $18 million.

For the three and nine months ended September 30, 2010, advertising revenues increased $43 million and $104 million, respectively, as compared to the corresponding periods in 2009, which was driven by improved scatter pricing and higher sellouts, which reflect improvements in the advertising market, and greater audience delivery.

Other revenues for the three and nine months ended September 30, 2010 decreased $5 million and $11 million, respectively, as compared to the corresponding periods in 2009, which was due to declines in sales representation services as a result of an agreement ending in May 2010. For the nine months ended September 30, 2010, other revenues also declined $11 million as a result of the transition of our commerce business to a licensing model in early 2009.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, sales commissions, distribution costs and production costs, increased $14 million and $23 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. Increased costs of revenues for the three months ended September 30, 2010 was primarily attributable to $6 million of higher content amortization expense, reflecting a higher asset balance driven by our continued investment in original content production, and higher sales commissions due to improved advertising sales.

For the nine months ended September 30, 2010, costs of revenues increased mainly as a result of $22 million of additional content expense, driven by additional write-offs of capitalized content costs, and higher sales commissions due to improved advertising sales, which were partially offset by decreases of $7 million due to the transition of our commerce business to a licensing model in early 2009 and $7 million due to the effect of deconsolidating the Discovery Kids Network in May 2009.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs and occupancy and back office support fees, increased $6 million and $21 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. The increases were principally attributable to higher marketing costs, which were partially offset by lower overhead costs as a result of cost reduction efforts.

Adjusted OIBDA

Adjusted OIBDA for the three months ended September 30, 2010 increased $37 million as compared to the corresponding period in 2009 due primarily to improvements in the advertising market, annual contractual rate increases in our distribution agreements and increases in paying subscribers, which were partially offset by increased amortization of content costs due to continued investments in programming, increased sales commissions, which reflect increases in our advertising revenues, and higher marketing costs.

Adjusted OIBDA for the nine months ended September 30, 2010 increased $88 million as compared to the corresponding period in 2009 driven by improvements in the advertising market, annual contractual rate increases in our distribution agreements and increases in paying subscribers, which were partially offset by increased content costs, increased sales commissions, which reflect increases in our advertising revenues, higher marketing costs and a $10 million decline due to the effect of deconsolidating the Discovery Kids Network in May 2009.

International Networks

The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,		% Change Favorable /	Nine Months Ended September 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
		(recast)			(recast)
Revenues:
Distribution	$188	$180	4%	$560	$529	6%
Advertising	98	80	23%	286	214	34%
Other	18	16	13%	47	44	7%

Total revenues	304	276	10%	893	787	13%

Costs of revenues	(98)	(103)	5%	(294)	(293)	—%
Selling, general and administrative	(85)	(76)	(12)%	(241)	(224)	(8)%
Add: Amortization of deferred launch incentives	9	9	—%	26	25	4%

Adjusted OIBDA	130	106	23%	384	295	30%

Amortization of deferred launch incentives	(9)	(9)	—%	(26)	(25)	(4)%
Depreciation and amortization	(10)	(10)	—%	(29)	(29)	—%
Restructuring and impairment charges	(3)	(2)	(50)%	(6)	(12)	50%

Operating income	$108	$85	27%	$323	$229	41%

Revenues

For the three and nine months ended September 30, 2010, distribution revenues increased $8 million and $31 million, respectively, as compared to the corresponding periods in 2009. Increased distribution revenues for the three months ended September 30, 2010 were driven by growth in the number of paying subscribers, primarily in Latin America and EMEA, and an increase in average contractual rates in the U.K. The increase in distribution revenues for the three months ended September 30, 2010 was partially offset by $6 million of unfavorable changes in foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, distribution revenues increased 8%, or $14 million, for the three months ended September 30, 2010.

For the nine months ended September 30, 2010, distribution revenues increased due to growth in the number of paying subscribers in Latin America and EMEA and an increase in average contractual rates in the U.K. These increases were partially offset by changes in our channel mix in EMEA. Foreign currency exchange rates did not significantly impact distribution revenues for the nine months ended September 30, 2010.

Advertising revenues for the three and nine months ended September 30, 2010 increased $18 million and $72 million, respectively, as compared to the corresponding periods in 2009. Advertising revenues increased in all international regions in which we operate. The increase in advertising revenues was due principally to higher sellouts as a result of improvements in the advertising market and higher viewership driven by an increased subscriber base. For the three months ended September 30, 2010, the increases in advertising revenues were partially offset by $3 million of unfavorable changes in foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, advertising revenues for the three months ended September 30, 2010 increased 26%, or $21 million. Foreign currency exchange rates did not significantly impact advertising revenues for the nine months ended September 30, 2010.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs, sales commissions and production costs, decreased $5 million for the three months ended September 30, 2010, while costs of revenues increased $1 million for the nine months ended September 30, 2010, as compared to the corresponding periods in 2009. Costs of revenues for the three months ended September 30, 2010 declined due to a $7 million decrease in content expense, which was driven by a decline in write-offs of capitalized content costs, and a $4 million benefit from favorable changes in foreign currency exchange rates. These decreases were partially offset by a reduction in our music rights accrual related to a change in estimate in the third quarter of 2009. Excluding the favorable impacts of foreign currency exchange rates, costs of revenues for the three months ended September 30, 2010 decreased 1%, or $1 million.

Increased costs of revenues for the nine months ended September 30, 2010 was primarily due to a reduction in our music rights accrual related to a change in estimate in the third quarter of 2009, increased sales commissions, which reflects continued improvement in advertising sales, and increased production costs. These increases were partially offset by a $12 million decrease in content expense, which was driven by a decline in write-offs of capitalized content costs. Foreign currency exchange rates did not significantly impact costs of revenues for the nine months ended September 30, 2010.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, occupancy and back office support fees, increased $9 million and $17 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009 due to higher employee costs. For the three months ended September 30, 2010, higher selling, general and administrative expenses were also attributable to unfavorable impacts of foreign currency exchanges rates of $3 million. Excluding the unfavorable impacts of foreign currency exchange rates, selling, general and administrative expenses increased 7%, or $6 million, for the three months ended September 30, 2010. Foreign currency exchange rates did not significantly impact selling, general and administrative expenses for the nine months ended September 30, 2010.

Adjusted OIBDA

Adjusted OIBDA increased $24 million and $89 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009 due primarily to growth in pay television services in international markets in which we operate, improvements in the advertising market and a reduction in content write-offs, which were partially offset by a reduction in our music rights accrual related to a change in estimate in the third quarter of 2009 and increased personnel costs driven by advertising revenues. Adjusted OIBDA for the three months ended September 30, 2010 was also partially offset by a $6 million unfavorable impact due to changes in foreign currency exchange rates, and Adjusted OIBDA for the nine months ended September 30, 2010 benefited $6 million from favorable changes in foreign currency exchange rates. Excluding the impacts of foreign currency exchange rates, Adjusted OIBDA increased 29%, or $30 million, for the three months ended September 30, 2010, and increased 27%, or $83 million, for the nine months ended September 30, 2010.

Education and Other

The following table presents, for our Education and Other segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating (loss) income (in millions).

	Three Months Ended September 30,		% Change Favorable /	Nine Months Ended September 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
		(recast)			(recast)
Revenues:
Other	$38	$35	9%	$108	$106	2%

Total revenues	38	35	9%	108	106	2%

Costs of revenues	(25)	(23)	(9)%	(67)	(65)	(3)%
Selling, general and administrative	(12)	(10)	(20)%	(34)	(32)	(6)%

Adjusted OIBDA	1	2	(50)%	7	9	(22)%

Depreciation and amortization	(2)	(2)	—%	(5)	(4)	(25)%
Restructuring and impairment charges	(11)	—	—%	(11)	(1)	NM

Operating (loss) income	$(12)	$—	—%	$(9)	$4	NM

NM = Not meaningful

Revenues

Other revenues for the three and nine months ended September 30, 2010 increased $3 million and $2 million, respectively, as compared to the corresponding periods in 2009. The increases were driven by growth in our education online streaming distribution revenues, which reflects the continued migration from hardcopy to online distribution of our education content. These increases were partially offset by decreases in post-production sound and music services at our Creative Sound Services business, which was attributable to the overall decline in the DVD market.

Costs of Revenues

Costs of revenues, which consist principally of production costs, royalty payments and content amortization expense, increased $2 million for the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009. The increases were due primarily to higher sales commissions and distribution costs, which were driven by growth in our online streaming sales.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, occupancy expenses and marketing costs, increased $2 million for both the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009. Increases in our selling, general and administrative expenses were driven by higher personnel costs as a result of increases in the number of our employees.

Adjusted OIBDA

Adjusted OIBDA decreased $1 million and $2 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. These decreases were primarily due to the softening DVD market and increases in costs related to growing our education online streaming business, which were partially offset by the improved sales performance in our education online streaming business.

Corporate and Inter-segment Eliminations

The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended September 30,		% Change Favorable /	Nine Months Ended September 30,		% Change Favorable /
	2010	2009	(Unfavorable)	2010	2009	(Unfavorable)
Revenues:
Other	$(1)	$1	NM	$6	$6	—%

Total revenues	(1)	1	NM	6	6	—%

Costs of revenues	1	—	—%	(6)	(1)	NM
Selling, general and administrative	(59)	(51)	(16)%	(171)	(149)	(15)%

Adjusted OIBDA	(59)	(50)	(18)%	(171)	(144)	(19)%

Mark-to-market stock-based compensation	(48)	(91)	47%	(124)	(176)	30%
Depreciation and amortization	(15)	(20)	25%	(48)	(59)	19%
Restructuring and impairment charges	(1)	—	—%	(1)	(5)	80%

Operating loss	$(123)	$(161)	24%	$(344)	$(384)	10%

NM = Not meaningful

Corporate primarily consists of corporate functions, executive management, administrative support services and a consolidated joint venture. Corporate results primarily include ancillary revenues and expenses from a consolidated joint venture and substantially all of our stock-based compensation. Consistent with our segment reporting, corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives.

Adjusted OIBDA for the three and nine months ended September 30, 2010 decreased $9 million and $27 million, respectively, as compared to the corresponding periods in 2009. The decrease for the three months ended September 30, 2010 was primarily attributable to higher stock-based compensation. The decrease for the nine months ended September 30, 2010 was due to increases in stock-based compensation, content production costs, overhead and marketing costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table presents a summary of changes in our cash flows for the nine months ended September 30, 2010 and 2009 (in millions).

	Nine Months Ended September 30,
	2010	2009
		(recast)
Cash provided by operating activities	$445	$384
Cash (used in) provided by investing activities	(114)	259
Cash provided by (used in) financing activities	56	(343)
Effect of exchange rate changes on cash and cash equivalents	6	7

Net change in cash and cash equivalents	$393	$307

Operating Activities

For the nine months ended September 30, 2010, cash provided by operating activities was $445 million as compared to $384 million for the nine months ended September 30, 2009. The increase in cash provided by operating activities was principally due to increased earnings, reflecting increased distribution and advertising revenues at our U.S. Networks and International Networks segments, and an $80 million reduction in cash paid for taxes due to tax payments in 2009 related to the Discovery Kids disposition. The increase in operating cash flows from earnings was partially offset by $114 million of make-whole premiums paid in connection with the refinancing of our debt in June 2010 and a $104 million increase in payments for cash-settled stock-based awards.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2010 was $114 million as compared to cash provided by investing activities of $259 million during the corresponding period in 2009. Cash used in investing activities during the nine months ended September 30, 2010 primarily reflects $71 million in funding to our unconsolidated joint ventures, a $35 million payment for the acquisition of an uplink facility and $29 million for capital expenditures, which were partially offset by net cash proceeds of $24 million related to the sale of our Antenna Audio business. Cash provided by investing activities during the nine months ended September 30, 2009 includes a one-time payment of $300 million from Hasbro in exchange for a 50% ownership interest in the Discovery Kids Network joint venture and $22 million in proceeds for the sale of equity investments, which were partially offset by $41 million in capital expenditures and $22 million in funding to unconsolidated joint ventures. The increase in funding to our unconsolidated joint ventures reflects additional costs incurred for content development and the decrease in capital expenditures reflects cost savings initiatives.

Financing Activities

During the nine months ended September 30, 2010, $56 million of cash was provided by financing activities as compared to $343 million used for the nine months ended September 30, 2009. Cash provided by financing activities for the nine months ended September 30, 2010 principally reflects the issuance of public senior notes for which we received $2.97 billion of net proceeds after deducting underwriting discounts and issuance costs and $27 million of proceeds from stock option exercises. We used the debt offering proceeds and cash on hand to repay $2.88 billion of principal outstanding under our term loans and private senior notes. Additionally, during the nine months ended September 30, 2010, we repurchased 1.12 million of our Series C common shares for $38 million.

Cash used in financing activities for the nine months ended September 30, 2009 primarily reflects the repayment of $315 million of borrowings under our revolving credit facility and $1.01 billion of principal outstanding under our term loans, which were partially offset by borrowings and debt issuances for which we received net proceeds of $970 million and $26 million of proceeds from stock option exercises.

Sources and Uses of Cash

Our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility and access to capital markets. Our primary uses of cash include the creation and acquisition of new content, commitments to equity affiliates, business acquisitions, debt and related interest payments, and repurchases of our common stock. We anticipate that our existing cash and cash equivalents on hand, cash generated by operations or available to us should be sufficient to meet our anticipated cash operating requirements for at least the next twelve months.

As of September 30, 2010, we had approximately $2.57 billion of total liquidity, comprised of $1.02 billion of cash and cash equivalents on hand and the ability to borrow approximately $1.55 billion under our revolving credit facility.

On October 13, 2010, Discovery Communications, LLC (“DCL”), one of our wholly-owned subsidiaries, entered into a credit agreement among DCL as the borrower, Discovery as guarantor, the lenders named therein and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. On October 13, 2010, in connection with the execution of the credit agreement, DCL terminated its existing revolving credit facility.

The credit agreement provides for a $1 billion revolving credit facility (the “New Revolving Credit Facility”), which includes a $500 million sublimit for multicurrency borrowings, a $200 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans. The New Revolving Credit Facility also contains an expansion option permitting DCL to request an increase of the borrowing capacity from time to time up to an aggregate additional $1 billion from any of the lenders or other eligible lenders as may be invited to join the New Revolving Credit Facility, that elect to make such increase available, upon the satisfaction of certain conditions. The obligations under the credit agreement are unsecured and are fully and unconditionally guaranteed by Discovery. Proceeds from the New Revolving Credit Facility must be used for working capital, capital expenditures and other lawful corporate purposes.

If DCL were to draw on the new revolving credit facility, the debt would be due on the expiration date, which is October 11, 2013, and outstanding balances would bear interest at one of the following rates. Each Eurocurrency rate loan will bear interest at the Eurocurrency Rate (as defined in the credit agreement) plus the Applicable Rate (as defined in the credit agreement) plus, under certain circumstances, the Mandatory Cost (as defined in the credit agreement). The Applicable Rate for Eurocurrency rate loans will range from 1.075% to 1.850% based on DCL’s credit ratings from time to time.

Base rate loans and swing line loans will bear interest at the Base Rate (as defined below) plus the Applicable Rate. The Base Rate is the highest of (i) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.50%, (ii) Bank of America’s “prime rate” as publicly announced from time to time, and (iii) the Eurocurrency Rate plus 1.00%. The Applicable Rate for base rate loans and swing line loans is 1.00% less than the Applicable Rate for Eurocurrency rate loans.

In addition, DCL is required to pay a facility fee equal to the Applicable Rate, which will range from 0.175% to 0.40% based on DCL’s credit ratings from time to time, times the actual daily amount of the Lender’s aggregate commitments under the senior credit facility, regardless of usage. The facility fee is payable quarterly in arrears. DCL will also pay a letter of credit fee equal to the Applicable Rate for Eurocurrency rate loans times the dollar equivalent of the daily amount available to be drawn under such letter of credit.

DCL may optionally prepay the loans or irrevocably reduce or terminate the unutilized portion of the commitments under the New Revolving Credit Facility, in whole or in part, without premium or penalty at any time by the delivery of a notice to that effect as provided under the credit agreement.

The credit agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, additional indebtedness, asset sales and capital expenditures), a total leverage ratio financial maintenance covenant and an interest coverage financial maintenance covenant.

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

On June 3, 2010, DCL issued $850 million aggregate principal amount of 3.70% Senior Notes maturing on June 1, 2015 (the “2015 Notes”), $1.30 billion aggregate principal amount of 5.05% Senior Notes maturing on June 1, 2020 (the “2020 Notes”) and $850 million aggregate principal amount of 6.35% Senior Notes maturing on June 1, 2040 (the “2040 Notes” and together with the 2015 Notes and the 2020 Notes, the “Public Senior Notes Issued in 2010”). DCL received net proceeds of $2.97 billion from the offering after deducting underwriting discounts and issuance costs.

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

Our debt contains certain covenants, restrictions on certain transactions, events of default and other customary provisions. We were in compliance with all covenants as of September 30, 2010 and December 31, 2009.

In 2010, we expect our uses of cash to include $2.88 billion for debt repayments, all of which has been paid as of September 30, 2010, approximately $220 million for interest expense related to our debt, periodic derivative payments and capital lease obligations, and approximately $50 million for capital expenditures. Additionally, we expect to make payments for cash-settled equity awards. Actual amounts expensed and payable for cash-settled equity awards are dependent on future calculations of fair value which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the nine months ended September 30, 2010, we paid $128 million for cash-settled equity awards. As of September 30, 2010, we accrued $139 million for outstanding cash-settled equity awards, of which $129 million was classified as current.

We have formed several cable and satellite television network joint ventures with the BBC to develop and distribute programming content. Under the terms of our agreements, the BBC has the right every three years commencing December 31, 2002, to require us to purchase its ownership interests in those joint ventures. Due to the complexities of the redemption formula, we have accrued the value of the redemption to an estimated negotiated value, which was $49 million as of both September 30, 2010 and December 31, 2009. We are currently discussing with the BBC potential revisions to all of our contractual relationships, including the ownership of the joint ventures. While there can be no assurance that these or other negotiations would result in a definitive agreement, we expect that the cost of a negotiated acquisition of the BBC’s interests in the joint ventures could substantially exceed the value of the put right.

We have interests in joint ventures pursuant to which we are committed to fund up to $234 million to the ventures as of September 30, 2010, of which $109 million has been funded as of September 30, 2010. In August 2010, the OWN joint venture agreement was amended which, among other matters, increased our funding commitment to OWN from $100 million to $189 million. The funding will be in the form of a revolving loan from DCL and/or debt financing from a third party lender to OWN. As of September 30, 2010, we have funded $107 million to OWN, including interest accrued on outstanding borrowings. We anticipate that sufficient funds will be available to meet funding needs under our obligation in 2010. We expect to recoup the amounts funded in future periods provided that the joint ventures are profitable and have sufficient funds to repay us.

On July 28, 2010, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1.00 billion of our common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions and other factors. The repurchase program does not have an expiration date. During the three and nine months ended September 30, 2010, we repurchased 1.12 million of our Series C common shares for $38 million pursuant to open market transactions. As of September 30, 2010, we had remaining authorization of $962 million for future repurchases of common stock.

Factors Affecting Liquidity and Capital Resources

Our $1.00 billion new revolving credit facility expires in October 2013. If we were to experience a significant decline in operating performance, or have to meet an unanticipated need for additional liquidity beyond our available commitments, there is no certainty that we would be able to access the needed liquidity. While we have established relationships with U.S. and international banks and investors under our revolving credit facility, the current state of the credit markets may cause some lenders to have to reduce or withdraw their commitments if we were to seek to negotiate a refinancing or an increase in our total commitments. We have no indication that any of our lenders would be unable to perform under the requirements of our revolving credit facility should we seek additional funding.

Covenants in our revolving credit facility may constrain our capacity for additional debt or there may be significant increases in costs to access additional liquidity. Although our leverage and interest coverage covenants limit the total amount of debt we might incur relative to our operating cash flow, we expect we would continue to maintain compliance with our borrowing covenants with a 50% reduction in our current operating performance. We were compliant with all debt covenants as of September 30, 2010 and December 31, 2009 and have sufficient excess capacity to draw on our new revolving credit facility commitment or incur additional debt.

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

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

For disclosures about our contractual obligations, refer to Note 16 to the accompanying condensed consolidated financial statements.

Guarantees

We have guaranteed a certain level of operating performance for the Discovery Kids Network joint venture. For disclosures about our guarantees, refer to Note 16 to the accompanying condensed consolidated financial statements.

RELATED PARTY TRANSACTIONS

In the ordinary course of business we enter into transactions with related parties, primarily Liberty Global, Inc., Liberty Media Corporation, and Ascent Media Corporation and their respective subsidiaries and affiliates, and companies in which we have an interest accounted for under the equity method. For additional information regarding transactions with related parties, refer to Note 15 to the accompanying condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed materially since December 31, 2009. For disclosures about our critical accounting policies and estimates, refer to ITEM 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” in our 2009 Form 10-K.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

During the nine months ended September 30, 2010, we adopted certain accounting and reporting pronouncements. For disclosures about our adoption of certain pronouncements and pending adoption of other pronouncements, refer to Note 2 to the accompanying condensed consolidated financial statements.

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

Interest Rates

The nature and amount of our long-term debt are expected to vary as a result of future requirements, market conditions and other factors. As of December 31, 2009, our committed debt facilities included two term loans, a revolving credit facility and various senior notes. Total commitments under these facilities were $4.94 billion as of December 31, 2009, of which $3.39 billion of indebtedness was outstanding. At December 31, 2009, $2.05 billion of indebtedness had variable interest rates and $1.34 billion carried fixed interest rates. In June 2010, we refinanced approximately $2.88 billion of our outstanding indebtedness, including the two term loans and certain private senior notes. As of September 30, 2010, our committed debt facilities included a revolving credit facility and various public senior notes. Total commitments under these facilities were $5.05 billion at September 30, 2010, of which $3.50 billion of indebtedness was outstanding. Substantially all of our outstanding indebtedness at September 30, 2010 carried fixed interest rates. As of September 30, 2010 and December 31, 2009, no amounts were outstanding under our revolving credit facility. If we were to draw on the revolving credit facility, interest would have been variable based on an underlying index rate. In October 2010, we entered into a new revolving credit facility and concurrently terminated our existing revolving credit facility, which did not significantly impact our exposure to changes in interest rates.

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

As of September 30, 2010, the fair value of our debt was $3.83 billion. The potential change in fair market value for these financial instruments from an adverse 100 basis-point change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $346 million at September 30, 2010.

Refer to Note 7, Note 8 and Note 18 to the accompanying consolidated financial statements for additional information regarding our outstanding indebtedness and derivative instruments.

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

We continually monitor our economic exposure to changes in foreign currency exchange rates and may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. We did not hold any foreign currency derivative instruments at September 30, 2010.

Market Values of Investments

We invest our excess cash in highly liquid instruments such as money market mutual funds and U.S. Treasury securities, which totaled $937 million at September 30, 2010. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from investments may decrease in the future. A hypothetical 100 basis-point increase in interest rates would not materially impact the fair value of our marketable securities as of September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three months ended September 30, 2010.

The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
Series C Common Stock:
August 3, 2010 – August 31, 2010	720,000	$33.22	720,000	$976,078,664
September 1, 2010 – September 30, 2010	396,797	$34.31	396,797	$962,465,361

Total	1,116,797	$33.61	1,116,797	$962,465,361

(1)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(2)

On August 3, 2010, we announced a stock repurchase program, pursuant to which we are authorized to purchase up to $1 billion of our common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions and other factors. The repurchase program does not have an expiration date. The above repurchases were funded using cash on hand. There were no repurchases of our Series A or Series B common stock during the three months ended September 30, 2010.

ITEM 6.	Exhibits.

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement, dated as of July 21, 2010, between Bruce Campbell and Discovery Communications, LLC (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: November 2, 2010	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 2, 2010	By:	/s/ Bradley E. Singer
Bradley E. Singer
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement, dated as of July 21, 2010, between Bruce Campbell and Discovery Communications, LLC (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)