Form 10-K
period 2010-12-31
Discovery Communications, Inc.
filed 2011-02-18
CIK 1437107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34177

DISCOVERY COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	35-2333914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Discovery Place Silver Spring, Maryland	20910
(Address of principal executive offices)	(Zip Code)

(240) 662-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series A Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
Series B Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
Series C Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2010, was approximately $9.0 billion.

Total number of shares outstanding of each class of the Registrant’s common stock as of February 8, 2011 was:

Series A Common Stock, par value $0.01 per share	138,428,061
Series B Common Stock, par value $0.01 per share	6,589,084
Series C Common Stock, par value $0.01 per share	136,547,310

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

DISCOVERY COMMUNICATIONS, INC.

FORM 10-K

PART I

ITEM 1.	Business.

For convenience, the terms “Discovery,” “DCI,” the “Company,” “we,” “us” or “our” are used in this Annual Report on Form 10-K to refer to both Discovery Communications, Inc. and collectively to Discovery Communications, Inc. and one or more of its consolidated subsidiaries, unless the context otherwise requires.

OVERVIEW

We are a global nonfiction media and entertainment company that provides programming across multiple distribution platforms throughout the world. We also have a diversified portfolio of websites and other digital media services, develop and sell curriculum-based education products and services, and provide postproduction audio services. We were formed on September 17, 2008. Additional information regarding our formation is set forth in Note 1 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Information in this Annual Report on Form 10-K is presented as though our formation was consummated on January 1, 2008. We are a Delaware corporation.

As one of the world’s largest nonfiction media companies, we provide original and purchased programming to more than 1.6 billion cumulative subscribers in the U.S. and over 180 other countries and territories. We enable people to explore the world and satisfy their curiosity through more than 120 worldwide networks offering customized programming in over 40 languages and through our websites and other digital media services. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC, Animal Planet, Science Channel and Investigation Discovery.

In the U.S., we own and operate three fully distributed networks that each reaches more than 97 million subscribers and six networks that each reaches 34 million to 70 million subscribers. We also have interests in OWN: Oprah Winfrey Network (“OWN”) and The Hub, which are networks operated as 50-50 ventures that reached 75 million and 60 million subscribers, respectively. Our objective is to invest in content for these networks to build viewership, optimize distribution revenue and capture advertising sales and to create or reposition additional branded channels and businesses that can sustain long-term growth and occupy a desired programming niche with strong consumer appeal.

Outside of the U.S., we have one of the largest international distribution platforms with two to thirteen channels in more than 180 countries and territories around the world. Internationally, we distribute a portfolio of television networks led by two networks each of which reach more than 150 million cumulative subscribers. Our objective is to maintain a leadership position in nonfiction entertainment in international markets and build additional branded channels and businesses that can sustain long-term growth.

Our content spans genres including science, exploration, survival, natural history, sustainability of the environment, technology, docu-series, anthropology, paleontology, history, space, archaeology, health and wellness, engineering, adventure, lifestyles and current events. A significant portion of our programming tends to be culturally neutral and maintains its relevance for an extended period of time. As a result, a significant amount of our content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages, as well as the creation of local programming tailored to individual market preferences.

We have an extensive library of programming and footage and ongoing content production that provide a source of content for creating new services and launching into new markets and onto new platforms. We own all or most rights to the majority of our programming and footage, which enables us to exploit our library to launch new brands and services into new markets quickly without significant incremental spending. Our programming can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world.

Substantially all of our programming is produced in high definition (“HD”) format. We have HD simulcasts of six of our owned and operated U.S. networks (Discovery Channel, TLC, Animal Planet, Investigation Discovery, Science Channel, and Planet Green) and two networks operated by ventures (OWN and The Hub), in addition to our stand-alone U.S. HD Theater network. Additionally, we also continue to expand our international HD programming, which is now in approximately 100 countries and territories outside of the U.S., making us one of the leading international providers of HD programming, based on the number of countries and territories we serve.

We classify our operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television networks, websites and other digital media services; International Networks, consisting primarily of international cable and satellite television networks and websites; and Education and Other, consisting principally of curriculum-based product and service offerings and postproduction audio services.

Effective January 1, 2010, we realigned our commerce business, which sells and licenses Discovery branded merchandise, from the Commerce, Education, and Other reporting segment into the U.S. Networks reporting segment in order to better align the management of our online properties. In connection with this realignment we changed the name of our Commerce, Education, and Other reporting segment to Education and Other. The information for periods prior to 2010 in this Annual Report on Form 10-K has been recast to reflect the realignment.

Financial information for our segments and geographical areas in which we do business is set forth in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 21 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Subscriber statistics set forth in this Annual Report on Form 10-K include both wholly-owned networks and networks operated by ventures. Domestic subscriber statistics are based on Nielsen Media Research. International subscriber statistics are derived from internal data coupled with external sources when available. As used herein, a “subscriber” is a single household that receives the applicable network from its cable television operator, direct-to-home (“DTH”) satellite operator, or other television provider, including those who receive our networks from pay-television providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term “cumulative subscribers” refers to the collective sum of the total number of subscribers to each of our networks or programming services. By way of example, two households that each receive five of our networks from their television provider represent two subscribers, but 10 cumulative subscribers.

U.S. NETWORKS

Our U.S. Networks segment principally consists of national television networks. U.S. Networks generated net revenues of $2.4 billion during 2010, which represented 63% of our total consolidated net revenues. U.S. Networks generates revenues primarily from fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and from advertising sold on our television networks, websites and other digital media services. Our U.S. Networks segment also generates revenues from affiliate and advertising sales representation services for third-party and venture networks and the licensing of our brands for consumer products. For 2010, distribution, advertising and other revenues were 44%, 52% and 4%, respectively, of total net revenues for this segment.

Our U.S. Networks segment owns and operates nine national television networks principally throughout the U.S., including prominent television brands such as Discovery Channel, TLC and Animal Planet. We also owned and operated the Discovery Health network through December 31, 2010. On January 1, 2011, we contributed the Discovery Health network to OWN, which is a 50-50 venture between us and Harpo, Inc. (“Harpo”). Effective with the contribution, the network was rebranded as OWN and is no longer consolidated. U.S. Networks also owns an interest in The Hub, a 50-50 venture between us and Hasbro, Inc. (“Hasbro”). On May 22, 2009, we sold a 50% interest in the U.S. Discovery Kids network to Hasbro and contributed our remaining 50% interest to a newly formed venture (the “U.S. Discovery Kids Transaction”). Effective with this transaction we no longer consolidated the U.S. Discovery Kids network. The network continued to operate as the Discovery Kids network until October 10, 2010, at which time it was rebranded as The Hub.

Our U.S. Networks segment owns and operates the following television networks.

Discovery Channel

•  Discovery Channel reached approximately 100 million subscribers in the U.S. as of December 31, 2010.

•  Discovery Channel is dedicated to providing nonfiction content that informs and entertains viewers about the wonder and diversity of the world. The network offers a mix of genres including science and technology, exploration, adventure, history and in-depth, behind-the-scenes glimpses at the people, places and organizations that shape and share our world.

•  Programming highlights on Discovery Channel include Deadliest Catch, Mythbusters, Dirty Jobs, Man Vs. Wild, Storm Chasers, Swamp Loggers and Gold Rush: Alaska. Discovery Channel is also home to specials and mini-series such as Life.

•  Target viewers are adults ages 25-54, particularly men.

•  Discovery Channel is simulcast in HD.

TLC

• TLC reached approximately 99 million subscribers in the U.S. as of December 31, 2010. TLC also reached approximately 8 million subscribers in Canada, according to internal data.

• TLC features docu-series and reality-based programming about the lives of real-life characters.

• Programming highlights on TLC include Cake Boss, Little Couple, What Not to Wear, Police Women, Say Yes to the Dress, LA Ink and 19 Kids and Counting.

• Target viewers are adults ages 18-54, particularly women.

• TLC is simulcast in HD.

Animal Planet

• Animal Planet reached approximately 97 million subscribers in the U.S. as of December 31, 2010.

• Animal Planet provides a full range of programming related to life in the animal kingdom and human interaction with animals.

• Programming highlights on Animal Planet include Whale Wars, River Monsters, I Shouldn’t be Alive, Fatal Attractions, Pit Bulls and Parolees and It’s Me or the Dog.

• Target viewers are adults ages 25-54.

• Animal Planet is simulcast in HD.

Investigation Discovery

• Investigation Discovery reached approximately 70 million subscribers in the U.S. as of December 31, 2010.

• Investigation Discovery offers programming that focuses on the science of forensics and uses dramatic, fact-based storytelling to provide in-depth analysis of investigations.

• Programming highlights on Investigation Discovery include On the Case with Paula Zahn, Disappeared, I (Almost) Got Away With It, Who The (Bleep) Did I Marry? and Extreme Forensics.

• Target viewers are adults ages 25-54.

• Investigation Discovery is simulcast in HD.

Science Channel

• Science Channel reached approximately 67 million subscribers in the U.S. as of December 31, 2010.

• Science Channel provides programming that explores the possibilities of science, from string theory and futuristic cities to accidental discoveries and outrageous inventions. The network celebrates the trials, errors and moments that change our human experience.

• Programming highlights on Science Channel include Through the Wormhole with Morgan Freeman, Wonders of the Solar System, How It’s Made, Head Rush, Sci Fi Science, How Do They Do It?, Build It Bigger and Punkin Chunkin.

• Target viewers are adults ages 25-54.

• Science Channel is simulcast in HD.

Military Channel

• Military Channel reached approximately 57 million subscribers in the U.S. as of December 31, 2010. Military also reached approximately 1 million subscribers in Canada, according to internal data.

• Military Channel brings viewers real-world stories of heroism, military strategy, technological breakthroughs and turning points in history. The network takes viewers “behind the lines” to hear the personal stories of servicemen and women and offers in-depth explorations of military technology, battlefield strategy, aviation and history.

• Programming highlights on Military Channel include Future Weapons, Showdown: Air Combat, Science of War and Top Sniper.

• Target viewers are men ages 35-64.

Planet Green

• Planet Green reached approximately 56 million subscribers in the U.S. as of December 31, 2010.

• Planet Green programming targets viewers who want to understand how humans impact the planet and how to live a more environmentally sustainable lifestyle.

• Programming highlights on Planet Green include The Fabulous Beekman Boys, Operation Wild, Living with Ed, Conviction Kitchen, Blood, Sweat and Takeaways, and the Reel Impact weekly film series.

• Target viewers are adults ages 18-54.

• Planet Green is simulcast in HD.

Discovery Fit & Health

• Rebranded from FitTV as of February 1, 2011, Discovery Fit reached approximately 50 million subscribers in the U.S. as of December 31, 2010.

• Discovery Fit & Health programming includes forensic mysteries, medical stories, emergency room trauma dramas, baby and pregnancy programming, parenting challenges, and stories of extreme life conditions.

• Programming includes Dr. G: Medical Examiner, I’m Pregnant And…, The Bronx, Untold Stories of the ER, Bodies in Motion with Gilad, Namaste Yoga, and Shimmy.

• Target viewers are adults ages 25-54.

HD Theater

• HD Theater reached approximately 34 million subscribers in the U.S. as of December 31, 2010.

• HD Theater was one of the first nationwide 24-hours-a-day, seven-day-a-week high definition networks in the U.S. offering content in virtually all categories of entertainment from across Discovery’s family of networks. The network showcases programming about adventure, nature, automotive, wildlife, history, travel, science and technology, world culture and more.

• Programming highlights on HD Theater include World Rally Championship and Mecum Auto Auctions: Muscle Cars.

• Target viewers are adults ages 25-54, particularly men.

Our U.S. Networks segment owns interests in the following television networks that are operated as 50-50 ventures.

OWN

•  OWN (formerly the Discovery Health network) debuted on January 1, 2011.

•  Upon launch, this channel reached approximately 75 million subscribers in the U.S.

•  OWN is a multi-platform venture, including the OWN television network and Oprah.com, designed to entertain, inform and inspire people to live their best lives.

•  Target viewers are adults 25-54, particularly women.

•  OWN is simulcast in HD.

The Hub

•  The Hub (formerly the Discovery Kids network) debuted on October 10, 2010.

•  The Hub reached approximately 60 million subscribers in the U.S. as of December 31, 2010.

•  The Hub features original programming, game shows and live-action series and specials, including content drawn from Hasbro’s portfolio of entertainment and educational properties, content from Discovery’s extensive library of award-winning children’s educational programming, and third-party acquisitions.

•  Target viewers are children ages 2-11 and families.

•  The Hub is simulcast in HD.

In 2010, we formed 3net, which is a venture with Sony Corporation and IMAX Corporation to launch a 24-hours-a-day, 7-days-a-week, three-dimensional (“3-D”) network in the U.S., positioning us to capitalize on the recent success of 3-D feature films and accelerating sales of 3-D television sets. The venture partners will collaborate to produce, acquire and distribute 3-D content for the network. We will provide network services, including affiliate sales and technical support, as well as 3-D television rights to our content and cross-promotion. Sony and IMAX will contribute movies and other content, with Sony providing marketing and advertising and sponsorship sales support across the U.S., and IMAX contributing a suite of proprietary and patented image enhancement and 3-D technologies.

Our Digital Media business consists of our websites and mobile and video-on-demand (“VOD”) services. Our websites include network branded websites such as Discovery.com, TLC.com and AnimalPlanet.com, and other websites such as HowStuffWorks.com, an online source of explanations of how the world actually works; Treehugger.com, a comprehensive source for “green” news, solutions and product information; and Petfinder.com, a leading pet adoption destination. Together, these websites attracted an average of more than 22 million cumulative unique monthly visitors in 2010, according to comScore, Inc.

Revenues generated by our Digital Media business are derived primarily from the sale of display, banner, rich media and video advertising, sponsorships, and subscriber fees for access to our content.

INTERNATIONAL NETWORKS

Our International Networks segment principally consists of national and pan-regional television networks. International Networks generated net revenues of $1.3 billion during 2010, which represented 33% of our total consolidated net revenues. This segment generates revenues primarily from fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and from advertising sold on our television networks and websites. Our International Networks segment also generates revenues from license and program access fees for our content. For 2010, distribution, advertising and other revenues were 61%, 34% and 5%, respectively, of total net revenues for this segment.

At December 31, 2010, International Networks operated over 130 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks owns and operates a portfolio of television networks, led by Discovery Channel and Animal Planet, which are distributed in virtually every pay-television market in the world through an infrastructure that includes operational centers in London, Singapore and Miami. In 2010, we began the international rollout of TLC as a female-targeted global flagship, which was launched in over 30 countries and territories in Europe and Asia, with additional launches planned for 2011. In November 2010, we acquired the remaining 50% ownership interest in substantially all of the international Animal Planet and Liv (formerly People + Arts) networks from venture partner BBC Worldwide for $152 million, giving us 100% ownership of these networks and greater flexibility to further refine these brands to broaden their appeal and expand viewership. Previously, these networks were operated as 50-50 ventures between us and BBC Worldwide.

Subsequent to this transaction, we wholly own and operate most of our international television networks except for certain networks in Japan and Canada, which are operated by ventures with strategically important local partners.

Through December 31, 2010, International Networks’ regional operations reported into four regions: United Kingdom (“U.K.”); Europe (excluding the U.K.), Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. Effective January 1, 2011, International Networks reporting structure was realigned into the following four regions: Western Europe, which includes the U.K. and western European countries; Central and Eastern Europe, Middle East and Africa, (“CEEMEA”); Latin America; and Asia-Pacific.

International television markets vary in their stages of development. Some, such as Western Europe, are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. In developing pay television markets, we expect advertising revenue growth will result primarily from subscriber growth, our localization strategy and the shift of advertising spending from broadcast to pay television. In relatively mature markets, such as Western Europe, the growth dynamic is changing. Increased market penetration and distribution are unlikely to drive rapid growth in those markets. Instead, growth in advertising sales will come from increasing viewership and advertising pricing on our existing pay television networks and launching new services, either in pay television or free television environments.

Our International Networks segment owns and operates the following television networks.

Network	International Subscribers (millions)

Discovery Channel	206
Animal Planet	154
Discovery Science	59
TLC	52
Discovery Home & Health	41
Discovery Kids	33
Investigation Discovery	14
HD Services	16

International Networks also distributes specialized networks developed for individual regions and markets to 226 million cumulative subscribers, which include such networks as Real Time, Turbo and Discovery World; Discovery History, Shed and Quest in the U.K.; Discovery Civilization and Liv in Latin America. In addition, International Networks distributes two Spanish-language networks in the U.S., Discovery en Español and Discovery Familia, which are distributed to 11 million cumulative subscribers.

Our International Networks segment also includes network branded websites. Revenues generated by the branded websites are derived from the sale of display, banner, rich media and video advertising and sponsorships.

On September 1, 2010, we sold our Antenna Audio business for net cash proceeds of $24 million, which resulted in a $9 million gain, net of taxes. Antenna Audio provides audio, multimedia and mobile tours for museums, exhibitions, historic sites and visitor attractions around the world.

EDUCATION AND OTHER

Our Education and Other segment primarily includes the sale of curriculum-based product and service offerings and postproduction audio services. Education and Other generated net revenues of $153 million during 2010, which represented 4% of our total consolidated net revenues. This segment generates revenues from subscriptions charged to public and private K-12 schools for access to an online VOD service that includes a suite of curriculum-based tools, student assessment and professional development services, publication of hardcopy curriculum-based content and postproduction audio services.

CONTENT DEVELOPMENT

Our content development strategy is designed to increase viewership, maintain innovation and quality leadership, and provide value for our network distributors and advertising customers. Substantially all content is sourced from a wide range of third-party producers, which includes some of the world’s leading nonfiction production companies with which we have developed long-standing relationships, as well as independent producers. Our production arrangements fall into three categories: produced, coproduced and licensed. Substantially all produced content includes programming which we engage third parties to develop and produce while we retain editorial control and own most or all of the rights in exchange for paying all development and production costs. Coproduced content refers to programs for which we collaborate with third parties to finance, develop and distribute while we retain significant rights to exploit the programs. The rights retained by us are generally in proportion to the total project costs we pay or incur, which generally ranges from 35% to 75% of the total project cost. Coproduced programs are typically high-cost projects for which neither we nor our co-producers wish to bear the entire cost or productions in which the producer has already taken on an international broadcast partner. Licensed content is comprised of films or series that have been previously produced by third parties.

Our International Networks segment maximizes the use of shared programming from our U.S. Networks segment. Much of our content tends to be culturally neutral and maintains its relevance for an extended period of time. As a result, a significant amount of our programming translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages. Our programming can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. We also provide local programming that is tailored to individual market preferences, which is typically produced through third-party production companies.

REVENUES

We generate revenues principally from: (i) fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, (ii) advertising sold on our networks, websites and other digital media services, and (iii) other transactions, including curriculum-based products and services, affiliate and advertising sales representation services for third-party networks, content licenses, postproduction audio services, and the licensing of our brands for consumer products. No single customer represented more than 10% of our total consolidated revenues for 2010, 2009 or 2008.

Distribution

Typically, our television networks are aired pursuant to multi-year carriage agreements with cable television operators, DTH satellite service providers and other television distributors. These carriage agreements generally provide for the level of carriage our networks will receive, such as channel placement and package inclusion (whether on more widely distributed, broader packages or lesser-distributed, specialized packages), and for scheduled, and if applicable, graduated annual rate increases for fees paid to us. The amount of fees that we earn is largely dependent on the number of subscribers that receive our networks as well as competition and the quality and quantity of programming that we can provide. As an incentive to obtain long-term distribution agreements for our newer networks, we may make cash payments to distributors to carry the network (“launch incentives”), provide the channel to the distributor for free for a predetermined length of time, or both. We have contracts with distributors representing most cable and satellite service providers around the world, including the largest operators in the U.S. and major international distributors. In the U.S., over 90% of distribution revenues come from the top 10 distributors, with whom we have agreements that expire at various times in 2012 through 2020. Outside of the U.S., less than 50% of distribution revenue comes from the top 10 distributors. Distribution fees are typically collected ratably throughout the year.

Advertising

Our advertising revenues consist of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have terms of one year or less.

In the U.S., advertising revenues are a function of the size and demographics of the audience delivered, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular programming, the brand appeal of the network and ratings as determined by third-party research companies such as Nielsen Media Research, as well as overall advertiser demand in the marketplace. We sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by purchasing in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors such as pricing, demand for advertising time and economic conditions.

Outside the U.S., advertising is sold based on a fixed rate for the spot in certain markets and sold based on viewership in other markets. Advertisers buy advertising time closer to the time when the commercials will be run.

Revenues from advertising are subject to seasonality, market-based variations, and general economic conditions. Advertising revenue is typically highest in the second and fourth quarters. Revenues can also fluctuate due to the popularity of particular programs and viewership ratings. In some cases, advertising sales are subject to ratings guarantees that typically require us to provide additional advertising time if the guaranteed audience levels are not achieved.

We also generate revenues from the sale of advertising on our online properties. We sell advertising on our websites both on a stand-alone basis and as part of advertising packages with our television networks.

Other

Subscriptions to our curriculum-based streaming services are primarily sold at the beginning of each school year as school budgets are appropriated and approved. Substantially all revenues derived from the subscription agreements are recognized ratably over the school year.

Revenues from postproduction audio services are recognized using the milestone method.

COMPETITION

Television network programming is a highly competitive business in the U.S. and worldwide. We experience competition in the development and acquisition of content, for the distribution of our programming, for the selling of commercial time on our networks, and for viewers. Our networks compete with studios, television networks, and other forms of media such as DVDs and the internet for the acquisition of programming and creative talent such as writers, producers and directors. Our ability to produce and acquire popular programming is an important competitive factor for the distribution of our networks, attracting viewers and the sale of commercial time. Our success in securing popular programming and creative talent depends on various factors such as the number of competitors providing programming that targets the same genre and audience, the distribution of our networks, viewership, and the price, production, marketing and advertising support we provide.

Our networks compete with other television networks, including broadcast, cable and local, for the distribution of our programming and fees charged to cable television operators, DTH satellite service providers and other distributors that carry our network programming. Our ability to secure distribution agreements is necessary to ensure the effective distribution of network programming to our audiences. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. Growth in the number of networks distributed, consolidation and other market conditions in the cable and satellite distribution industry, and other platforms may adversely affect our ability to obtain and maintain contractual terms for the distribution of our programming that is as favorable as those currently in place. The ability to secure distribution agreements is dependent upon the production, acquisition and packaging of original programming, viewership, the marketing and advertising support and incentives provided to distributors, and the prices charged for carriage.

Our networks and websites compete for the sale of advertising with other television networks, including broadcast, cable and local, online and mobile outlets, radio programming and print media. Our success in selling advertising is a function of the size and demographics of our viewers, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular programming, the brand appeal of the network and ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.

Our networks and websites also compete for their target audiences with all forms of programming and other media provided to viewers, including broadcast, cable and local networks, pay-per-view and video-on-demand services, DVDs, online activities and other forms of news, information and entertainment.

Our education business also operates in highly competitive industries, which competes with other providers of curriculum-based products to schools, including providers with long-standing relationships, such as Scholastic. Our postproduction audio services business competes with other production and in-house sound companies.

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

“Must-Carry”/Retransmission Consent

The Cable Television Consumer Protection and Competition Act of 1992 (the “Act”) imposed “must-carry” regulations on cable systems, requiring them to carry the signals of most local broadcast television stations in their market. Direct broadcast satellite (“DBS”) systems are also subject to their own must-carry rules. The FCC’s implementation of “must-carry” obligations requires cable operators and DBS providers to give broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our networks by cable operators and DBS providers. The Act also established retransmission consent, which refers to a broadcaster’s right to require consent from MVPDs before distributing its signal to their subscribers. Broadcasters have traditionally used the resulting leverage from demand for their must-have broadcast programming to obtain carriage for their affiliated cable networks. Increasingly, broadcasters are additionally seeking substantial monetary compensation for granting carriage rights for their must-have broadcast programming. Such increased financial demands on distributors reduce the programming funds available for independent programmers not affiliated with broadcasters, such as us.

Closed Captioning and Advertising Restrictions on Children’s Programming

Certain of our networks must provide closed-captioning of programming for the hearing impaired, and our programming and websites intended primarily for children 12 years of age and under must comply with certain limits on advertising.

Regulation of the Internet

We operate several websites which we use to distribute information about and supplement our programs and to offer consumers the opportunity to purchase consumer products and services. Internet services are now subject to regulation in the U.S. relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Protection Act and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act. In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to online consumers outside the U.S., the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.

EMPLOYEES

As of December 31, 2010, we had approximately 4,200 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures. There were approximately 250 personnel at our postproduction audio services business subject to collective bargaining agreements. There are no active grievances, strikes or work stoppages and we believe our relations with our union and non-union employees are strong. We do not believe a dispute with employees subject to collective bargaining agreements would have a material adverse effect on our business.

AVAILABLE INFORMATION

All of our filings with the U.S. Securities and Exchange Commission (the “SEC”), including reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to such filings are available free of charge at the investor relations section of our website, www.discoverycommunications.com, as soon as reasonably practical after such material is filed with, or furnished to, the SEC. Our annual report, corporate governance guidelines, code of business conduct and ethics, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are also available on our website. In addition, we will provide a printed copy of any of these documents, free of charge, upon written request at: Investor Relations, Discovery Communications, Inc., 850 Third Avenue, 8th Floor, New York, NY 10022-7225. The information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.

ITEM 1A.	Risk Factors.

Investing in our securities involves risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Our business could be adversely affected by an economic downturn.

Any economic downturn in the U.S. and in other regions of the world in which we operate could adversely affect demand for any of our businesses, thus reducing our revenues and earnings. We derive substantial revenues from the sale of advertising on our networks. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. The current economic conditions and any continuation of these adverse conditions may adversely affect the economic prospects of advertisers and could alter current or prospective advertisers’ spending priorities. A decrease in advertising expenditures would have an adverse effect on our business. The decline in economic conditions has impacted consumer discretionary spending. A continued reduction in consumer spending may impact pay television subscriptions, particularly to the more expensive digital service tiers, which could lead to a decrease in our distribution fees and may reduce the rates we can charge for advertising.

Our success is dependent upon U.S. and foreign audience acceptance of our programming and other entertainment content, which is difficult to predict.

The production and distribution of pay television programs and other entertainment content are inherently risky businesses because the revenue we derive and our ability to distribute our content depend primarily on consumer tastes and preferences that often change in unpredictable ways. Our success depends on our ability to consistently create and acquire content and programming that meet the changing preferences of viewers in general, viewers in special interest groups, viewers in specific demographic categories and viewers in various international marketplaces. The commercial success of our programming and other content also depends upon the quality and acceptance of competing programs and other content available in the applicable marketplace at the same time. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending may also affect the audience for our content. Audience sizes for our media networks are critical factors affecting both (i) the volume and pricing of advertising revenue that we receive, and (ii) the extent of distribution and the license fees we receive under agreements with our distributors. Consequently, reduced public acceptance of our entertainment content may decrease our audience share and adversely affect all of our revenue streams.

The loss of our affiliation agreements, or renewals with less advantageous terms, could cause our revenue to decline.

Because our networks are licensed on a wholesale basis to distributors such as cable and satellite operators which in turn distribute them to consumers, we are dependent upon the maintenance of affiliation agreements with these operators. These affiliation agreements generally provide for the level of carriage our networks will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages), and for payment of a license fee to us based on the number of subscribers that receive our networks. These per-subscriber payments represent a significant portion of our revenue. Our affiliation agreements generally have a limited term which varies from market to market and from distributor to distributor, and there can be no assurance that these affiliation agreements will be renewed in the future, or renewed on terms that are as favorable to us as those in effect today. A reduction in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage for our networks, could adversely affect our distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programs thereby adversely affecting our advertising revenue.

Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. In the U.S., over 90% of our distribution revenues come from the top 10 distributors. We currently have agreements in place with the major U.S. cable and satellite operators which expire at various times beginning in 2012 through 2020. A failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on our results of operations and financial position. Our affiliation agreements are complex and individually negotiated. If we were to disagree with one of our counterparties on the interpretation of an affiliation agreement, our relationship with that counterparty could be damaged and our business could be negatively affected. In addition, many of the international countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could further reduce the number of distributors available to carry our programming and increase the negotiating leverage of our distributors which could adversely affect our revenue.

We operate in increasingly competitive industries.

The entertainment and media programming industries in which we operate are highly competitive. We compete with other programming networks for distribution, viewers, and advertising. We also compete for viewers with other forms of media entertainment, such as home video, movies, periodicals and online and mobile activities. In particular, websites and search engines have seen significant advertising growth, a portion of which is derived from traditional cable network and satellite advertisers. In addition, there has been consolidation in the media industry and our competitors include market participants with interests in multiple media businesses which are often vertically integrated. Our online businesses compete for users and advertising in the enormously broad and diverse market of free internet-delivered services. Our commerce business competes against a wide range of competitive retailers selling similar products. Our curriculum-based video business competes with other providers of education products to schools. Our ability to compete successfully depends on a number of factors, including our ability to consistently supply high quality and popular content, access our niche viewership with appealing category-specific programming, adapt to new technologies and distribution platforms and achieve widespread distribution. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to risks of adverse laws and regulations, both domestic and foreign.

Programming services like ours, and the distributors of our services, including cable operators, satellite operators and other MVPDs, are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments, in ways that affect the daily conduct of our video programming business. See the discussion under “Business — Regulatory Matters” above. The U.S. Congress, the FCC and the courts currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our U.S. media properties or modify the terms under which we offer our services and operate. For example, any changes to the laws and regulations that govern the services or signals that are carried by cable television operators or our other distributors may result in less capacity for other programming services, such as our networks, which could adversely affect our revenue.

Similarly, the foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations governing our businesses. Programming businesses are subject to regulation on a country by country basis. Changes in regulations imposed by foreign governments could also adversely affect our business, results of operations and ability to expand our operations beyond their current scope.

Increased programming production and content costs may adversely affect our results of operations and financial condition.

One of our most significant areas of expense is the production and licensing of content. In connection with creating original content, we incur production costs associated with, among other things, acquiring new show concepts and retaining creative talent, including writers and producers. The costs of producing programming have generally increased in recent years. These costs may continue to increase in the future, which may adversely affect our results of operations and financial condition. Costs associated with 3-D programming, both in production and in distribution, are expected to be significantly higher than those for both standard and HD television, which may adversely affect our results of operation and financial condition.

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

Similarly, we also must adapt to changing consumer behavior driven by technological advances such as time shifts and a desire for more interactive content. Devices that allow consumers to view our entertainment content from remote locations or on a time-delayed basis and technologies which enable users to fast-forward or skip advertisements may cause changes in audience behavior that could affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenue. If we cannot ensure that our content is responsive to the viewing preferences of our target audiences and capitalize on technological advances, there could be a negative effect on our business.

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

Our networks are offered worldwide. Inherent economic risks of doing business in international markets include, among other things, longer payment cycles, foreign taxation and currency exchange risk. As we continue to expand the provision of our products and services to international markets, we cannot assure you whether these risks and uncertainties will harm our results of operations.

Our international operations may also be adversely affected by export and import restrictions, other trade barriers and acts of disruptions of services or loss of property or equipment that are critical to international businesses due to expropriation, nationalization, war, insurrection, terrorism or general social or political unrest or other hostilities.

The loss of key talent could disrupt our business and adversely affect our revenue.

Our business depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and entertainment personalities. We employ or contract with entertainment personalities who may have loyal audiences. These individuals are important to audience endorsement of our programs and other content. There can be no assurance that these individuals will remain with us or retain their current audiences. If we fail to retain key individuals or if our entertainment personalities lose their current audience base, our operations could be adversely affected.

Piracy of our entertainment content, including digital piracy, may decrease revenue received from our programming and adversely affect our business and profitability.

The success of our business depends in part on our ability to maintain the intellectual property rights to our entertainment content. We are fundamentally a content company and piracy of our brands, DVDs, cable television and other programming, digital content and other intellectual property has the potential to significantly adversely affect us. Piracy is particularly prevalent in many parts of the world that lack copyright and other protections similar to existing law in the U.S. It is also made easier by technological advances allowing the conversion of programming into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies. Unauthorized distribution of copyrighted material over the Internet is a threat to copyright owners’ ability to protect and exploit their property. The proliferation of unauthorized use of our content may have an adverse effect on our business and profitability because it reduces the revenue that we potentially could receive from the legitimate sale and distribution of our content.

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

As of December 31, 2010, we had approximately $3.6 billion of consolidated debt, including capital leases. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. In addition, we have the ability to draw down our revolving credit facility in the ordinary course, which would have the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Restrictive covenants in the loan agreements for our revolving credit facility could adversely affect our business by limiting flexibility.

The loan agreement for our revolving credit facility contains restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests. These covenants and requirements could limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness and engaging in various types of transactions, including mergers, acquisitions and sales of assets. These covenants could place us at a disadvantage compared to some of our competitors, who may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions or other opportunities.

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

Our eleven-person board of directors includes three persons who are currently members of the board of directors of Liberty Media Corporation (“Liberty”), including John C. Malone, the Chairman of the board of Liberty, three persons who are currently members of the board of directors of Liberty Global, Inc. (“Liberty Global”), also including Mr. Malone, who is Chairman of the board of Liberty Global, and three designees of Advance/Newhouse, including Robert J. Miron, who was the Chairman of Advance/Newhouse until December 31, 2010, and Steven A. Miron, the Chief Executive Officer of Advance/Newhouse. Both Liberty and the parent company of Advance/Newhouse own interests in a range of media, communications and entertainment businesses. Liberty does not own any interest in us. Mr. Malone beneficially owns stock of Liberty representing approximately 34% of the aggregate voting power of its outstanding stock, owns shares representing approximately 42% of the aggregate voting power of Liberty Global and owns shares representing approximately 23% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Mr. Malone controls approximately 31% of our aggregate voting power relating to the election of the eight common stock directors, assuming that the preferred stock awarded by Advance/Newhouse has not been converted into shares of our common stock. Those of our directors who are also directors of Liberty or Liberty Global own Liberty or Liberty Global stock and stock incentives and own our stock and stock incentives. Advance/Newhouse will elect three directors annually for so long as it owns a specified minimum amount of our Series A convertible preferred stock, and two of its directors are its former Chairman, Robert J. Miron, and its Chief Executive Officer, Steven A. Miron. The Advance/Newhouse Series A convertible preferred stock, which votes with our common stock on all matters other than the election of directors, represents approximately 26% of the voting power of our outstanding shares. The Series A convertible preferred stock also grants Advance/Newhouse consent rights over a range of our corporate actions, including fundamental changes to our business, the issuance of additional capital stock, mergers and business combinations and certain acquisitions and dispositions. These ownership interests and/or business positions could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us, Liberty, Liberty Global, and/or Advance/Newhouse. For example, there may be the potential for a conflict of interest when we, on the one hand, or Liberty, Liberty Global, and/or Advance/Newhouse, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for the other.

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

Our Founder, John S. Hendricks, manages his non-Discovery, personal business investments through Hendricks Investment Holdings LLC (“HIH”), a Delaware limited liability company of which he is the sole owner and member. HIH owns a travel club and travel-related properties including a resort in Gateway, Colorado with plans to create a learning academy for guests that includes online and advanced media offerings in the area of informal and lifelong learning. Certain video productions and offerings of this academy may compete with our educational media offerings. We and the academy may enter into a business arrangement for the offering of our video products for sale by the academy and/or for the joint-production of new educational media products or coproduction agreements for programming to be aired on our networks, such as the Curiosity series.

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

Advance/Newhouse has been granted registration rights covering all of the shares of common stock issuable upon conversion of the convertible preferred held by Advance/Newhouse. Advance/Newhouse’s preferred stock is currently convertible into shares of our Series A and Series C common stock on a 1-for-1 basis, subject to certain anti-dilution adjustments. The registration rights, which are immediately exercisable, are transferrable with the sale or transfer by Advance/Newhouse of blocks of shares representing 10% or more of the preferred stock it holds. The exercise of the registration rights, and subsequent sale of possibly large amounts of our common stock in the public market, could materially and adversely affect the market price of our common stock.

John C. Malone and Advance/Newhouse each have significant voting power with respect to corporate matters considered by our stockholders.

John C. Malone and Advance/Newhouse beneficially own shares of our stock representing approximately 23% and 26%, respectively, of the aggregate voting power represented by our outstanding stock (other than voting power relating to the election of directors). With respect to the election of directors, Mr. Malone controls approximately 31% of the aggregate voting power relating to the election of the eight common stock directors (assuming that the convertible preferred stock owned by Advance/Newhouse (the “A/N Preferred Stock”) has not been converted into shares of our common stock). The A/N Preferred Stock carries with it the right to designate the three preferred stock directors to our board (subject to certain conditions), but will not vote with respect to the election of the eight common stock directors. Also, under the terms of the A/N Preferred Stock, Advance/Newhouse has special voting rights with respect to certain enumerated matters, including material amendments to the restated charter and bylaws, fundamental changes in our business, mergers and other business combinations, certain acquisitions and dispositions and future issuances of capital stock. Although there is no stockholder agreement, voting agreement or any similar arrangement between Mr. Malone and Advance/Newhouse, by virtue of their respective holdings, each of Mr. Malone and Advance/Newhouse likely have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We own and lease over 1.5 million square feet of building space at more than 40 locations throughout the world, which are utilized in the conduct of our businesses. In the U.S. alone, we own and lease approximately 597,000 and 850,000 square feet of building space, respectively, at 21 locations. Principal locations in the U.S. include: (i) our world headquarters located at One Discovery Place, Silver Spring, Maryland, where approximately 543,000 square feet is used for executive offices and general office space by our U.S. Networks, International Networks, and Education and Other segments, (ii) general office space at 850 Third Avenue, New York, New York, where approximately 132,000 square feet is primarily used for sales by our U.S. Networks segment, (iii) general office space and a production and post production facility located at 8045 Kennett Street, Silver Spring, Maryland, where approximately 145,000 square feet is primarily used by our U.S. Networks segment, (iv) general office space and a production and post production facility at 1619 Broadway, New York, New York, where approximately 85,000 square is used by our Education and Other segment, (v) general office space located at 10100 Santa Monica Boulevard, Los Angeles, California, where approximately 60,000 square feet is primarily used for sales by our U.S. Networks segment, (vi) general office space at 6505 Blue Lagoon Drive, Miami, Florida, where approximately 91,000 square feet is primarily used by our International Networks segment, and (vii) an origination facility at 45580 Terminal Drive, Sterling, Virginia, where approximately 53,000 square feet of space is used to manage the distribution of domestic network television programming by our U.S. Networks segment.

We also own and lease over 250,000 square feet of building space at more than 20 locations outside of the U.S., including the U.K., Germany and Singapore.

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

ITEM 4.	(Removed and Reserved.)

Executive Officers of Discovery Communications, Inc.

Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of February 8, 2011.

Name	Position

John S. Hendricks Born March 29, 1952	Chairman and a common stock director. Mr. Hendricks is our Founder and has served as Chairman of Discovery since September 1982. Mr. Hendricks served as our Chief Executive Officer from September 1982 to June 2004; and our Interim Chief Executive Officer from December 2006 to January 2007.

David M. Zaslav Born January 15, 1960	President, Chief Executive Officer and a common stock director. Mr. Zaslav has served as our President and Chief Executive Officer since January 2007. Mr. Zaslav served as President, Cable & Domestic Television and New Media Distribution of NBC Universal, Inc., a media and entertainment company (“NBC”), from May 2006 to December 2006. Mr. Zaslav served as Executive Vice President of NBC, and President of NBC Cable, a division of NBC, from October 1999 to May 2006. Mr. Zaslav was a director of Tivo Inc. from 2000 to 2010.

Bradley E. Singer Born July 11, 1966	Senior Executive Vice President, Chief Financial Officer and Treasurer. Mr. Singer has served as our Senior Executive Vice President, Chief Financial Officer since July 2008 and became our Treasurer in February 2009. Mr. Singer served as Chief Financial Officer and Treasurer of American Tower Corporation, a wireless and broadcast communications infrastructure company, from December 2001 to June 2008.

Peter Liguori Born July 6, 1960	Senior Executive Vice President, Chief Operating Officer. Mr. Liguori joined the Company as Senior Executive Vice President, Chief Operating Officer in January 2010. From March 2009 to December 2009, Mr. Liguori was a consultant to Comcast Corp. Prior to that, Mr. Liguori served as Chairman, Entertainment for Fox Broadcasting Company from July 2007 until March 2009 and had served as President, Entertainment for Fox since 2005. Prior to that, Mr. Liguori served as the President and Chief Executive Officer of FX Networks from 1998 until 2005.

Mark G. Hollinger Born August 26, 1959	President and Chief Executive Officer of Discovery Networks International. Mr. Hollinger became President and CEO of Discovery Networks International in December 2009. Prior to that, Mr. Hollinger served as our Chief Operating Officer and Senior Executive Vice President, Corporate Operations from January 2008 through December 2009; and as our Senior Executive Vice President, Corporate Operations from January 2003 through December 2009. Mr. Hollinger served as our General Counsel from 1996 to January 2008, and as President of our Global Businesses and Operations from February 2007 to January 2008.

Adria Alpert-Romm Born March 2, 1955	Senior Executive Vice President, Human Resources. Ms. Romm has served as our Senior Executive Vice President of Human Resources since March 2007. Ms. Romm served as Senior Vice President of Human Resources of NBC from 2004 to 2007. Prior to 2004, Ms. Romm served as a Vice President in Human Resources for the NBC TV network and NBC staff functions.

Bruce L. Campbell Born November 26, 1967	Chief Development Officer, General Counsel and Secretary. Mr. Campbell became Chief Development Officer in August 2010 and our General Counsel and Secretary in December 2010. Prior to that, Mr. Campbell served as our President, Digital Media & Corporate Development from March 2007 through August 2010. Mr. Campbell served as Executive Vice President, Business Development of NBC from December 2005 to March 2007, and Senior Vice President, Business Development of NBC from January 2003 to November 2005.

Thomas R. Colan Born July 21, 1955	Executive Vice President, Chief Accounting Officer. Mr. Colan has served as our Executive Vice President, Chief Accounting Officer since March 2008. Mr. Colan served as Senior Vice President — Controller and Treasurer at America Online/Time Warner from September 2001 to March 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Series A common stock, Series B common stock and Series C common stock are listed and traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbols “DISCA,” “DISCB” and “DISCK,” respectively. Our common stock began trading on NASDAQ on September 18, 2008. The following table sets forth, for the periods indicated, the range of high and low sales prices per share of our Series A common stock, Series B common stock and Series C common stock as reported on NASDAQ.

	Series A Common Stock		Series B Common Stock		Series C Common Stock
	High	Low	High	Low	High	Low
2010
Fourth quarter	$45.42	$39.62	$44.52	$41.40	$39.71	$34.54
Third quarter	$44.39	$34.70	$44.56	$35.62	$39.14	$30.14
Second quarter	$40.13	$33.48	$40.52	$33.82	$34.58	$28.45
First quarter	$34.36	$27.69	$34.18	$28.14	$30.14	$24.96

2009
Fourth quarter	$32.69	$26.64	$33.99	$27.00	$28.48	$23.33
Third quarter	$29.85	$21.42	$30.44	$20.10	$26.75	$19.54
Second quarter	$24.08	$16.00	$25.09	$14.37	$21.95	$14.41
First quarter	$17.29	$12.46	$18.19	$10.11	$15.68	$12.03

As of February 8, 2011, there were approximately 2,224, 111, and 2,326 record holders of our Series A common stock, Series B common stock and Series C common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

We have not paid any cash dividends on our Series A common stock, Series B common stock or Series C common stock, and we have no present intention to do so. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in consideration of our earnings, financial condition and other relevant considerations. Our credit facility restricts our ability to declare dividends in certain situations.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended December 31, 2010.

The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
Series C common stock:
October 1, 2010 – October 31, 2010	—	$—	—	$962,465,361
November 1, 2010 – November 30, 2010	825,000	$35.77	825,000	$932,952,141
December 1, 2010 – December 31, 2010	1,045,000	$36.68	1,045,000	$894,625,123

Total	1,870,000	$36.28	1,870,000	$894,625,123

(1)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(2)

On August 3, 2010, we announced a stock repurchase program, pursuant to which we are authorized to purchase up to $1.0 billion of our common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions and other factors. The repurchase program does not have an expiration date. The above repurchases were funded using cash on hand. There were no repurchases of our Series A common stock or Series B common stock during the three months ended December 31, 2010.

Preferred Stock Repurchase

On December 13, 2010, we repurchased and retired approximately 13.73 million shares of our Series C convertible preferred stock for an aggregate purchase price of $500 million. The repurchase was made outside of our publicly announced stock repurchase program.

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return on our Series A common stock, Series B common stock and Series C common stock as compared with the cumulative total return of the companies listed in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group of companies comprised of CBS Corporation Class B common stock, News Corporation Class A common stock, Scripps Network Interactive, Inc., Time Warner, Inc., Viacom, Inc. Class B common stock and The Walt Disney Company. The graph assumes $100 originally invested on September 18, 2008, the date upon which our common stock began trading, in each of our Series A common stock, Series B common stock and Series C common stock, the S&P 500 Index, and the stock of our peer group companies, including reinvestment of dividends, for the period September 18, 2008 through December 31, 2008 and the years ended December 31, 2009 and 2010.

	September 18, 2008	December 31, 2008	December 31, 2009	December 31, 2010
DISCA	$100.00	$102.53	$222.09	$301.96
DISCB	$100.00	$78.53	$162.82	$225.95
DISCK	$100.00	$83.69	$165.75	$229.31
S&P 500	$100.00	$74.86	$92.42	$104.24
Peer Group	$100.00	$68.79	$100.70	$121.35

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans will be set forth in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

ITEM 6.	Selected Financial Data.

The table set forth below presents our selected financial information for each of the past five years. The selected Statement of Operations information for each of the three years ended December 31, 2010 and the selected Balance Sheet information as of December 31, 2010 and 2009 have been derived from and should be read in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Position,” the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” and other financial information included elsewhere in this Annual Report on Form 10-K. The selected Statement of Operations information for each of the two years ended December 31, 2007 and the selected Balance Sheet information as of December 31, 2008, 2007 and 2006 have been derived from financial statements not included in the Annual Report on Form 10-K.

We were formed in connection with DHC and Advance/Newhouse combining their respective ownership interests in DCH and exchanging those interests with and into Discovery, which was consummated on September 17, 2008. Prior to our formation, DCH was a stand-alone private company, which was owned approximately 66  2/3% by DHC and 33  1/3% by Advance/Newhouse. As a result of this transaction we became the successor reporting entity to DHC. Additional information regarding our formation is set forth in Note 1 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The selected financial information set forth below reflects our formation as though it was consummated on January 1, 2008. Accordingly, the selected Statement of Operations information for each of the two years ended December 31, 2010 and the selected Balance Sheet information as of December 31, 2010, 2009 and 2008 reflect the consolidated results of operations and financial position of Discovery. The selected Statement of Operations information for the year ended December 31, 2008 reflects the combined results of operations and cash flows of DHC and DCH for the period January 1, 2008 through September 17, 2008 and the consolidated results of operations and cash flows for Discovery for the period September 18, 2008 through December 31, 2008. The selected Statement of Operations information for each of the two years ended December 31, 2007 and the selected Balance Sheet information as of December 31, 2007 and 2006 reflect the consolidated results of operations and financial position of DHC. Prior to our formation, DHC accounted for its investment in DCH using the equity method. Therefore, DHC’s results of operations and cash flows for the period January 1, 2008 through September 17, 2008 have been adjusted to eliminate the portion of DCH’s earnings originally recorded by DHC in its stand-alone financial statements under the equity method. Additionally, DCH’s earnings for the period January 1, 2008 through September 17, 2008 have been adjusted to allocate a portion of its earnings to Advance/Newhouse.

The 2009 and 2008 financial information has been recast so that the basis of presentation is consistent with that of our 2010 financial information. This recast reflects (i) the adoption of the recent accounting guidance that amends the model for determining whether an entity should consolidate a VIE, which resulted in the deconsolidation of the OWN: Oprah Winfrey Network and Animal Planet Japan ventures (Note 2 to the accompanying consolidated financial statements), and (ii) the results of operations of our Antenna Audio business as discontinued operations (Note 3 to the accompanying consolidated financial statements). The recast did not impact the consolidated results of operations and financial position of DHC for 2007 and 2006.

	2010(1)(2)(3)(5)	2009(1)(3)(4)(5)	2008(1)(3)(5)(6)(7)	2007(1)(7)	2006(1)(7)
		(recast)	(recast)
		(in millions, except per share amounts)
Selected Statement of Operations Information:
Revenues	$3,773	$3,458	$3,382	$76	$80
Costs of revenues, excluding depreciation and amortization	1,073	1,044	1,002	60	63
Operating income (loss)	1,360	1,274	1,064	(8)	(11)
DHC’s equity in earnings of DCH	—	—	—	142	104

Income from continuing operations, net of taxes	647	570	404	86	52
Income (loss) from discontinued operations, net of taxes	22	(6)	40	(154)	(98)
Net income (loss)	669	564	444	(68)	(46)
Less net income attributable to noncontrolling interests	(16)	(15)	(127)	—	—
Net income (loss) attributable to Discovery Communications, Inc.	653	549	317	(68)	(46)

Stock dividends to preferred interests	(1)	(8)	—	—	—

Net income (loss) available to Discovery Communications, Inc. stockholders	652	541	317	(68)	(46)
Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$1.48	$1.29	$0.86	$0.31	$0.19
Diluted	$1.47	$1.29	$0.86	$0.31	$0.19

Income (loss) per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$0.05	$(0.01)	$0.12	$(0.55)	$(0.35)
Diluted	$0.05	$(0.01)	$0.12	$(0.55)	$(0.35)

Net income (loss) per share available to Discovery Communications, Inc. stockholders:
Basic	$1.53	$1.28	$0.99	$(0.24)	$(0.16)
Diluted	$1.52	$1.27	$0.98	$(0.24)	$(0.16)

Weighted average shares outstanding:
Basic	425	423	321	281	280
Diluted	429	425	322	281	280

Selected Balance Sheet Information:
Cash and cash equivalents	$466	$623	$94	$8	$—
DHC’s investment in DCH	—	—	—	3,272	3,129
Goodwill	6,434	6,433	6,891	1,782	1,782
Total assets	11,019	10,952	10,481	5,866	5,871
Long-term debt:
Current portion	20	38	458	—	—
Long-term portion	3,598	3,457	3,331	—	—
Total liabilities	4,786	4,683	4,875	1,371	1,322
Redeemable noncontrolling interests	—	49	49	—	—
Equity attributable to Discovery Communications, Inc.	6,225	6,197	5,536	4,495	4,549
Equity attributable to noncontrolling interests	8	23	21	—	—
Total equity	6,233	6,220	5,557	4,495	4,549

(1)	Income per share amounts may not foot since each is calculated independently.
(2)

Our results of operations for 2010 include a $136 million loss on the extinguishment of debt, a $28 million reversal of foreign tax reserves, $27 million of losses on interest rate swaps, $14 million of exit and restructuring charges, a $12 million reversal of a tax payable related to discontinued operations, and an $11 million pretax noncash impairment charge related to goodwill. Additionally, during 2010 we repurchased 2.99 million shares of our Series C common stock and 13.73 million shares of our Series C convertible preferred stock.

(3)

On September 1, 2010, we sold our Antenna Audio business for net proceeds of $24 million in cash, which resulted in a $9 million gain, net of taxes. The operating results of Antenna Audio have been reported as discontinued operations for 2010, 2009 and 2008. Antenna Audio was previously a business of DCH prior to our formation and, therefore, did not impact the 2007 and 2006 financial information in the above table.

(4)

Our results of operations for 2009 include $26 million of exit and restructuring charges, $32 million of pretax noncash impairment charges related to intangible assets and software, of which $6 million is included in income from discontinued operations, $15 million of gains on the sale of investments, and a $12 million reversal of a tax valuation allowance.

(5)

On May 22, 2009, we sold a 50% interest in the U.S. Discovery Kids network to Hasbro. Both parties then contributed their interests in the U.S. Discovery Kids network to a newly formed venture. We recognized a pretax gain of $252 million in connection with this transaction. As we continue to be involved in the operations of the venture subsequent to its formation, the results of operations of the U.S. Discovery Kids network have not been presented as discontinued operations. Therefore, our results of operations for January 1, 2009 through May 22, 2009 and 2008 include the gross revenues and expenses of the U.S. Discovery Kids network. For periods subsequent to May 22, 2009, our results of operations include only our proportionate share of the U.S. Discovery Kids network net operating results under the equity method of accounting. The U.S. Discovery Kids network was part of DCH prior to our formation and, therefore, did not impact the 2007 and 2006 financial information in the above table.

(6)	Our results of operations for 2008 include $31 million of exit and restructuring charges and $30 million of pretax noncash impairment charges related to intangible assets.
(7)

On September 17, 2008, DHC concluded the spin-off of AMC in connection with our formation, which did not result in a gain or loss. The operating results of AMC have been reported as discontinued operations for 2008, 2007 and 2006.

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, recent developments, results of operations, cash flows, financial condition, contractual commitments and critical accounting policies.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions and industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising and foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of the broadband distribution and movie studio industries; uncertainties inherent in the development of new business lines and business strategies; integration of acquired operations; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and internet protocol television and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and venture partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; reduced access to capital markets or significant increases in costs to borrow; and a failure to secure affiliate agreements or renewal of such agreements on less favorable terms. For additional risk factors, refer to Item 1A, “Risk Factors”. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

BUSINESS OVERVIEW

We are a global nonfiction media and entertainment company that provides programming across multiple distribution platforms, with over 120 television networks offering customized programming in over 40 languages in the U.S. and over 180 other countries and territories. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC, Animal Planet, Science Channel and Investigation Discovery.

We also have a diversified portfolio of websites and other digital media services, develop and sell curriculum-based products and services, and provide postproduction audio services.

In the U.S., we own and operate nine fully distributed networks. We also have interests in OWN: Oprah Winfrey Network (“OWN”) and The Hub, which are networks operated as 50-50 ventures. Our objective is to invest in content for these networks to build viewership, optimize distribution revenue and capture advertising sales and to create or reposition additional branded channels and businesses that can sustain long-term growth and occupy a desired programming niche with strong consumer appeal.

Outside of the U.S., we have one of the largest and most extensive international distribution platforms with two to thirteen channels in more than 180 countries and territories. Our objective is to maintain a leadership position in nonfiction entertainment in international markets and build additional branded channels and businesses that can sustain long-term growth. In 2010, we began the international rollout of TLC as a female-targeted global flagship brand to complement Discovery Channel, which is a leading male-focused brand in most markets throughout the world. The TLC network was launched in over 30 countries and territories in Europe and Asia in 2010, with additional launches planned for 2011.

Our strategy is to optimize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenue for our branded networks, we are extending content distribution across new distribution platforms, including brand-aligned websites, mobile devices, video-on-demand (“VOD”) and broadband channels, which provide promotional platforms for our television programming and serve as additional outlets for advertising and affiliate sales.

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

We classify our operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television networks, websites and other digital media services; International Networks, consisting primarily of international cable and satellite television networks and websites; and Education and Other, consisting principally of curriculum-based product and service offerings and postproduction audio services.

Effective January 1, 2010, we realigned our commerce business, which sells and licenses Discovery branded merchandise, from the Commerce, Education, and Other reporting segment into the U.S. Networks reporting segment in order to better align the management of our online properties. In connection with this realignment we changed the name of our Commerce, Education, and Other reporting segment to Education and Other. The information for periods prior to 2010 in this Annual Report on Form 10-K has been recast to reflect the realignment.

We were formed in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective ownership interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with and into Discovery, which was consummated on September 17, 2008 (the “Discovery Formation”). Prior to the Discovery Formation, DCH was a stand-alone private company, which was owned approximately 66  2/3% by DHC and 33  1/3% by Advance/Newhouse. As a result of this transaction we became the successor reporting entity to DHC under the Securities Exchange Act of 1934, as amended. Additional information regarding the Discovery Formation is set forth in Note 1 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Information in this Annual Report on Form 10-K is presented as though the Discovery Formation was consummated on January 1, 2008.

U.S. Networks

U.S. Networks, which is our largest segment, owns and operates nine national television networks principally throughout the U.S., including prominent television brands such as Discovery Channel, TLC and Animal Planet, as well as a portfolio of websites and other digital media services. Through December 31, 2010, we also owned and operated the Discovery Health network. On January 1, 2011 we contributed the Discovery Health network including affiliate relationships with cable operators and cable satellite providers, content licenses and website user information to OWN, which is a 50-50 venture we formed with Harpo, Inc. (“Harpo”) in 2008. Effective with the contribution, the network was rebranded and is now operated by the venture. Our results of operations included the gross revenues and expenses related to the Discovery Health network through December 31, 2010. We account for our interest in the OWN venture using the equity method of accounting. Therefore, effective with the contribution on January 1, 2011 the gross revenues and expenses related to the Discovery Health network are no longer consolidated in our operating results. Through December 31, 2010, we recognized 100% of OWN’s net losses in our results of operations. Beginning January 1, 2011, any future net losses generated by OWN will be allocated to us and Harpo based on our proportionate ownership interests, which were 50-50 on January 1,

2011. Any future net income generated by OWN will initially be allocated to us up to the amount of net losses we previously recognized prior to the contributions. Any excess net income generated by OWN will be allocated to us and Harpo based on our proportionate ownership interests. As a result of our contribution and subsequent deconsolidation of the Discovery Health network, we may recognize a non-recurring gain or loss during the quarter ending March 31, 2011 for the difference between the fair values and book values of our retained interests in the assets we contributed. As of the time of filing this Annual Report on Form 10-K, determination of the fair value of the contributed assets has not been completed.

U.S. Networks also owns an interest in The Hub, a 50-50 venture between us and Hasbro, Inc. (“Hasbro”). On May 22, 2009, we sold a 50% interest in the U.S. Discovery Kids network to Hasbro (the “U.S. Discovery Kids Transaction”). Both parties then contributed their interests in the U.S. Discovery Kids network to the newly formed venture, upon which we no longer consolidate the network in our operating results. The network continued to operate as the Discovery Kids network until October 10, 2010, at which time it was rebranded as The Hub. We account for our interest in The Hub using the equity method of accounting.

U.S. Networks derives revenues primarily from distribution fees and advertising sales, which comprised 44% and 52% of revenues for this segment for 2010, respectively. During 2010, Discovery Channel, TLC, and Animal Planet collectively generated 75% of U.S. Networks’ total revenues. U.S. Networks earns distribution fees under multi-year affiliation agreements with cable operators, DTH satellite operators and other distributors of television programming. Distribution fees are based on the number of subscribers receiving our programming. Upon the launch of a new channel, we may initially pay distributors to carry such channel (“launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. Launch incentives are amortized on a straight-line basis as a reduction of revenues over the term of the affiliation agreement. U.S. Networks generates advertising revenues by selling commercial time on our networks and websites. The number of subscribers to our channels, viewership demographics, the popularity of our programming and our ability to sell commercial time over a group of channels are key drivers of advertising revenue.

U.S. Networks’ largest single cost is the cost of programming, including production costs for original programming. U.S. Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives.

International Networks

Outside of the U.S., we have one of the largest international distribution platforms with two to thirteen channels in more than 180 countries and territories around the world. International Networks owns and operates a portfolio of television networks, led by Discovery Channel and Animal Planet, which are distributed in virtually every pay-television market in the world through an infrastructure that includes operational centers in London, Singapore and Miami. In 2010, we began the international rollout of TLC as a female-targeted global flagship, which was launched in over 30 countries and territories in Europe and Asia in 2010, with additional launches planned for 2011.

Through December 31, 2010, International Networks’ regional operations reported into four regions: United Kingdom (“U.K.”); Europe (excluding the U.K.), Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. Effective January 1, 2011, International Networks reporting structure was realigned into the following four regions: Western Europe, which includes the U.K. and western European countries; Central and Eastern Europe, Middle East and Africa, (“CEEMEA”); Latin America; and Asia-Pacific. At December 31, 2010, International Networks operated over 130 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities.

In November 2010, we acquired the remaining 50% interest in substantially all of the international Animal Planet and Liv (formerly People + Arts) networks from venture partner BBC Worldwide for $152 million, giving us 100% ownership of these networks. Previously, these networks were operated as 50-50 ventures between us and BBC Worldwide. The ventures qualified as variable interest entities pursuant to certain accounting standards and we concluded we were the primary beneficiary. Accordingly, we consolidated the Animal Planet and Liv networks prior to this transaction. As we previously consolidated these ventures, the acquisition did not impact our results of operations. With this acquisition we wholly own and operate most of our international television networks except for various channels in Japan and Canada, which are operated by ventures with strategically important local partners. Additional information regarding the acquisition of the interests in the international Animal Planet and Liv ventures is disclosed in Note 3 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Similar to our U.S. Networks segment, the primary sources of revenues for International Networks are distribution fees and advertising sales, and the primary cost is programming. International Networks executes a localization strategy by offering shared programming with U.S. Networks, customized content and localized schedules via our distribution feeds. For 2010, distribution revenues represented approximately 61% of the segment’s operating revenues. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. Advertising sales are also important to the segment’s financial success, representing 34% of the segment’s total revenues for 2010.

In developing pay television markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy and the shift of advertising spending from broadcast to pay television. In relatively mature markets, such as Western Europe, the growth dynamic is changing. Increased market penetration and distribution are unlikely to drive rapid growth in those markets. Instead, growth in advertising sales will come from increasing viewership and advertising pricing on our existing pay television networks and launching new services, either in pay television or free television environments.

International Networks’ largest cost is for programming. Our International Networks segment maximizes the use of shared programming from our U.S. Networks segment. We also provide local programming that is tailored to individual market preferences. Such programming is shared from our U.S. Networks segment or acquired through third party production companies through production, coproduction, or license arrangements. International Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives.

On September 1, 2010, we sold our Antenna Audio business for net proceeds of $24 million in cash, which resulted in a $9 million gain, net of taxes. Antenna Audio provides audio, multimedia and mobile tours for museums, exhibitions, historic sites and visitor attractions around the world.

On February 17, 2010, we acquired all interests in an uplink facility in London, including its employees and operations, for $35 million in cash. The uplink center is used to deliver our networks in the U.K. and Europe, Africa and the Middle East, and has been integrated into the International Networks segment. The acquisition will provide us with more flexibility to expand the distribution of our content. The uplink facility has been included in our operating results since the date of acquisition.

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

Other businesses primarily include postproduction audio services that are provided to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and interactive producers.

Other Developments

Variable Interest Entities

Effective January 1, 2010, we retrospectively adopted new accounting guidance for all interests in VIEs, which changed our accounting for the OWN and Animal Planet Japan (“APJ”) ventures from consolidation to the equity method. Accordingly, we have recast the 2009 and 2008 financial information to reflect the change in accounting from consolidation to the equity method. Prior to the adoption of the new guidance, net losses generated by OWN were allocated 50-50 between us and our venture partner. Effective with the adoption of this accounting standard, we recorded 100% of OWN’s net losses under the equity method of accounting in our results of operations for 2010, 2009 and 2008 as we had assumed all funding requirements for OWN and our venture partner had not yet contributed certain assets to OWN. The increase in the allocation of OWN’s net losses to us resulted in reductions of $20 million, $11 million and zero to our results of operations for 2010, 2009 and 2008, respectively. Effective with the contribution of assets to OWN on January 1, 2011, any future net income generated by OWN will initially be allocated to us up to the amount of net losses previously recognized by us prior to the contributions. Any excess net income generated by OWN will be allocated to us and Harpo based on our proportionate ownership interests.

RESULTS OF OPERATIONS — 2010 vs. 2009

The 2009 financial information has been recast so that the basis of presentation is consistent with that of our 2010 financial information. This recast reflects (i) the adoption of the recent accounting guidance that amends the model for determining whether an entity should consolidate a VIE, which resulted in the deconsolidation of the OWN and APJ ventures (Note 2 to the accompanying consolidated financial statements), (ii) the results of operations of our Antenna Audio business as discontinued operations (Note 3 to the accompanying consolidated financial statements), and (iii) the realignment of our commerce business, which is now reported as a component of our U.S. Networks segment whereas it was previously reported as a component of our Commerce, Education and Other segment (Note 21 to the accompanying consolidated financial statements). The OWN venture was previously included in our U.S. Networks segment. The APJ venture and the Antenna Audio business were previously included in our International Networks segment.

Consolidated Results of Operations — 2010 vs. 2009

Our consolidated results of operation for 2010 and 2009 were as follows (in millions).

	Year Ended December 31,		% Change Favorable/
	2010	2009	(Unfavorable)
		(recast)
Revenues:
Distribution	$1,807	$1,698	6%
Advertising	1,645	1,427	15%
Other	321	333	(4)%

Total revenues	3,773	3,458	9%

Costs of revenues, excluding depreciation and amortization	1,073	1,044	(3)%
Selling, general and administrative	1,185	1,188	—%
Depreciation and amortization	130	152	14%
Restructuring and impairment charges	25	52	52%
Gains on dispositions	—	(252)	(100)%

	2,413	2,184	(10)%

Operating income	1,360	1,274	7%

Interest expense, net	(203)	(248)	18%
Loss on extinguishment of debt	(136)	—	—%
Other (expense) income, net	(86)	13	NM

Income from continuing operations, before income taxes	935	1,039	(10)%
Provision for income taxes	(288)	(469)	39%

Income from continuing operations, net of taxes	647	570	14%
Income (loss) from discontinued operations, net of taxes	22	(6)	NM

Net income	669	564	19%
Less net income attributable to noncontrolling interests	(16)	(15)	(7)%

Net income attributable to Discovery Communications, Inc.	653	549	19%

Stock dividends to preferred interests	(1)	(8)	88%

Net income available to Discovery Communications, Inc. stockholders	$652	$541	21%

NM = not meaningful.

Revenues

Distribution revenues increased $109 million, which was driven by contractual rate increases, subscriber growth and reduced amortization of deferred launch incentives. These increases were partially offset by an $18 million decline for the effect of deconsolidating the U.S. Discovery Kids network in May 2009 and changes in our channel mix in EMEA. Changes in foreign currency exchange rates did not significantly impact distribution revenues.

Advertising revenues increased $218 million, which was attributable to increased pricing, higher inventory utilization, and greater audience delivery. These increases were partially offset by the absence of a $6 million settlement of a prior contract dispute in 2009 and $2 million of unfavorable changes in foreign currency exchange rates.

Other revenues decreased $12 million as a result of an affiliate and advertising sales representation agreement ending in May 2010, transitioning our commerce business model in early 2009, and lower DVD sales at a consolidated venture. These decreases were partially offset by an increase in the number of subscriptions to our online curriculum-based education tools. Other revenues were not significantly impacted by changes in foreign currency exchange rates.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, production costs, distribution costs and sales commissions, increased $29 million. The increase in costs of revenues was due to higher content expense, sales commissions, and license fees for music rights. Content expense increased $14 million, reflecting our continued investment in programming. Sales commissions increased $17 million due to improved advertising sales. The increase in license fees for music rights was due to the absence of a $6 million reversal of liabilities recorded in 2009 as a result of changes in estimates for amounts accrued in prior periods. These increases were partially offset by a $7 million decrease for the effect of deconsolidating the U.S. Discovery Kids network in May 2009, an $11 million decline due to the transition of our commerce business model in early 2009, lower costs related to DVD sales, and a $4 million benefit from favorable changes in foreign currency exchange rates.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs and occupancy and back office support fees, decreased $3 million. The decrease in selling, general and administrative expenses was attributable to a decline in stock-based compensation and a $9 million benefit from favorable changes in foreign currency exchange rates. Stock-based compensation decreased $46 million driven by a decline in the number of outstanding cash-settled awards, which was partially offset by an increase in the fair value of outstanding awards and an increase in the number of stock-settled awards. These decreases were partially offset by higher marketing and personnel costs due to increased promotion of our programs, expanded distribution of our international networks, and growth in our education business.

The most significant portion of our stock-based compensation expense for 2010 and 2009 was related to cash-settled awards. We do not intend to grant additional cash-settled awards, except as may be required by contract or to employees in countries in which personnel are not allowed to receive or hold rights to receive ownership interests. Additionally, PRSUs and RSUs became a more significant component of the compensation to certain executives. Accordingly, awards such as stock options, PRSUs, and RSUs continue to become a more significant portion of our outstanding awards. Additional information regarding the accounting for our stock-based awards is disclosed in Note 2 and Note 13 to the accompanying consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization expense decreased $22 million. The decrease was due primarily to lower property and equipment and finite-lived intangible asset balances, which was attributable to certain assets becoming fully amortized and impairment charges recorded in prior periods.

Restructuring and Impairment Charges

In 2010, we recorded $25 million of restructuring and impairment charges, which was comprised of $14 million of exit and restructuring charges and an $11 million noncash impairment charge. Exit and restructuring charges for 2010 related to the realignment of our reporting regions at our International Networks segment, cost reduction initiatives in the U.S., and the contribution of the Discovery Health network to OWN. The charges primarily consisted of severance costs associated with the elimination of certain positions and contract termination and other associated costs. The goodwill impairment charge was due to lower than expected operating performance at our postproduction audio business, which is a component of our Education and Other segment.

During 2009, we recorded $52 million of restructuring and impairment charges, which consisted of $26 million related to exit and restructuring charges and $26 million of noncash impairment charges. The exit and restructuring charges incurred during 2009 related to realignments of portions of our operations to better align our organizational structure with our strategic priorities, the transition of our commerce business to a licensing model, and cost reduction initiatives. The realignment reflected changes to our organizational structure in an effort to centralize certain functions that were previously performed by various departments. The charges consisted of severance costs associated with the elimination of certain positions and contract termination and other associated costs. The impairment charges related to certain intangible assets and software at our U.S. Networks and International Networks segments.

Gains on Dispositions

In connection with the U.S. Discovery Kids Transaction, we recorded a pretax gain of $252 million. The gain comprised $125 million for the 50% interest sold to the venture partner and $127 million as a result of “stepping up” our basis for the 50% interest contributed to the venture.

Interest Expense, Net

Interest expense, net decreased $45 million, which was primarily due to changes in the designation and termination of interest rate swaps as a result of refinancing most of our debt in June 2010.

Loss on Extinguishment of Debt

In June 2010, we refinanced most of our outstanding debt. In connection with the repayment of $2.9 billion of existing debt outstanding under our term loans and private senior notes, we recognized a $136 million loss on extinguishment of debt, which included $114 million for make-whole premiums, $12 million of noncash write-offs of unamortized deferred financing costs and $10 million for the repayment of the original issue discount from our term loans.

Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in millions).

	Year Ended December 31,
	2010	2009
		(recast)
Unrealized gains on derivative instruments, net	$13	$26
Realized losses on derivative instruments, net	(42)	(6)
Loss from equity investees, net	(57)	(24)
Realized gains on sales of investments	—	15
Other, net	—	2

Total other (expense) income, net	$(86)	$13

The change in net realized and unrealized gains (losses) on derivative instruments was primarily due to changes in the designation and termination of interest rate swaps as a result of refinancing most of our debt in June 2010.

The increase in losses from equity method investments was primarily attributable to OWN, which reflects selling, general and administrative costs incurred prior to the launch of the new network on January 1, 2011.

In 2009 we sold investments for $22 million, which resulted in pretax gains of $15 million.

Provision for Income Taxes

For 2010 and 2009, our provisions for income taxes were $288 million and $469 million and the effective tax rates were 31% and 45%, respectively.

Our effective tax rate for 2010 differed from the federal statutory rate of 35% due primarily to the reversal of a $28 million foreign tax reserve as a result of a foreign tax authority completing its tax audit and providing us notification that certain tax years will not be adjusted and production activity deductions, which were partially offset by state taxes.

Our effective tax rate for 2009 differed from the federal statutory rate of 35% due primarily to a permanent difference on the $252 million gain from the U.S. Discovery Kids Transaction and state income taxes, which were partially offset by deductions for domestic production activities and the release of a valuation allowance of $12 million.

Income (loss) from Discontinued Operations, Net of Taxes

On September 1, 2010, we sold our Antenna Audio business for net proceeds of $24 million in cash, which resulted in a $9 million gain, net of taxes. We previously recorded a $12 million gain, net of taxes, in our results of operations for the quarter ended September 30, 2010. However, during the quarter ended December 31, 2010 we recorded an adjustment to a deferred tax asset, which reduced the gain by $3 million. Antenna Audio, which provides audio, multimedia and mobile tours for museums, exhibitions, historic sites and visitor attractions around the world, was a component of our International Networks segment.

On September 27, 2010, we received a tax refund, which eliminated a $12 million obligation to repay amounts to AMC, which has been recorded as a benefit in 2010 in income from discontinued operations.

Summary financial information for discontinued operations was as follows (in millions).

	Year Ended December 31,
	2010	2009
Revenues	$31	$47

Income (loss) from the operations of discontinued operations, before income taxes	$1	$(9)

Income (loss) from the operations of discontinued operations, net of taxes	$13	$(6)
Gains on dispositions, net of taxes	9	—

Income (loss) from discontinued operations, net of taxes	$22	$(6)

Income (loss) per share from discontinued operations available to Discovery Communications, Inc. stockholders, basic and diluted	$0.05	$(0.01)

Weighted average shares outstanding:
Basic	425	423

Diluted	429	425

Net Income Attributable to Noncontrolling Interests

The increase in net income attributable to noncontrolling interests was due to higher operating results at consolidated entities that are not wholly owned.

Stock Dividends to Preferred Interests

We declared noncash stock dividends of $1 million and $8 million to our preferred stock shareholder during 2010 and 2009, respectively. We released approximately 43,000 and 254,000 of our Series A common stock and approximately 60,000 and 211,000 of our Series C common stock from escrow during 2010 and 2009, respectively, in payment of most of the dividends declared. We are contractually obligated to issue the dividends upon the issuance of our common stock to settle the exercise of stock options and stock appreciation rights that we assumed in connection with our formation on September 17, 2008. The decrease in dividends declared was due to a lower number of stock options and stock appreciation rights being exercised.

Segment Results of Operations — 2010 vs. 2009

We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges, and (vi) gains (losses) on business and asset dispositions. We use this measure to assess operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. We exclude mark-to-market stock-based compensation, exit and restructuring charges, impairment charges, and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. We also exclude the depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with U.S. GAAP.

Additionally, certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon decisions made directly by segment executives. Additional financial information for our segments and geographical areas in which we do business is set forth in Note 21 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Total consolidated Adjusted OIBDA was calculated as follows (in millions).

	Year Ended December 31,		% Change Favorable/ (Unfavorable)
	2010	2009
		(recast)
Revenues:
U.S. Networks	$2,363	$2,170	9%
International Networks	1,251	1,131	11%
Education and Other	153	148	3%
Corporate and inter-segment eliminations	6	9	(33)%

Total revenues	3,773	3,458	9%
Costs of revenues, excluding depreciation and amortization(1)	(1,073)	(1,044)	(3)%
Selling, general and administrative(1)	(1,043)	(983)	(6)%
Add: Amortization of deferred launch incentives(2)	42	55	(24)%

Adjusted OIBDA	$1,699	$1,486	14%

(1)

Costs of revenues and selling, general and administrative expenses exclude mark-to-market stock-based compensation, depreciation and amortization, restructuring and impairment charges, and gains on dispositions.

(2)	Amortization of deferred launch incentives are included as a reduction of distribution revenues for reporting in accordance with GAAP, but are excluded from Adjusted OIBDA.

The following table presents our Adjusted OIBDA, by segment, with a reconciliation of total consolidated Adjusted OIBDA to consolidated operating income (in millions).

			% Change
	Year Ended December 31,		Favorable/
	2010	2009	(Unfavorable)
		(recast)
Adjusted OIBDA:
U.S. Networks	$1,365	$1,229	11%
International Networks	545	445	22%
Education and Other	15	16	(6)%
Corporate and inter-segment eliminations	(226)	(204)	(11)%

Total Adjusted OIBDA	1,699	1,486	14%
Amortization of deferred launch incentives	(42)	(55)	24%
Mark-to-market stock-based compensation	(142)	(205)	31%
Depreciation and amortization	(130)	(152)	14%
Restructuring and impairment charges	(25)	(52)	52%
Gains on dispositions	—	252	(100)%

Operating income	$1,360	$1,274	7%

U.S. Networks

The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,		% Change
			Favorable/
	2010	2009	(Unfavorable)
		(recast)
Revenues:
Distribution	$1,047	$982	7%
Advertising	1,222	1,082	13%
Other	94	106	(11)%

Total revenues	2,363	2,170	9%
Costs of revenues, excluding depreciation and amortization	(573)	(544)	(5)%
Selling, general and administrative	(432)	(418)	(3)%
Add: Amortization of deferred launch incentives	7	21	(67)%

Adjusted OIBDA	1,365	1,229	11%
Amortization of deferred launch incentives	(7)	(21)	67%
Mark-to-market stock-based compensation	—	(1)	100%
Depreciation and amortization	(21)	(30)	30%
Restructuring and impairment charges	(3)	(31)	90%
Gains on dispositions	—	252	(100)%

Operating income	$1,334	$1,398	(5)%

Revenues

Distribution revenues increased $65 million, primarily due to annual contractual rate increases for fees charged to operators who distribute our networks, an increase in paying subscribers, principally for networks carried on the digital tier, and decreased amortization of deferred launch incentives. These increases were partially offset by an $18 million decrease for the effect of deconsolidating the U.S. Discovery Kids network in May 2009.

Advertising revenues increased $140 million, which was driven by increased pricing in the upfront and scatter markets, higher sellouts, and greater audience delivery, reflecting the improved advertising market.

Other revenues decreased $12 million, which was attributable to lower affiliate and advertising sales representation services for third-party networks and commerce sales. The decrease in affiliate and advertising sales representation services was the result of an agreement ending in May 2010. The decline in commerce sales was due to the transition of our commerce business model in early 2009.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, sales commissions, distribution costs and production costs, increased $29 million. The increase in costs of revenues was driven by higher content expense and sales commissions. Content expense increased $28 million due to continued investments in our programming. Sales commissions were $7 million higher due to improved advertising sales. These increases were partially offset by a $7 million decrease for the effect of deconsolidating the U.S. Discovery Kids network in May 2009 and an $11 million decline due to the transition of our commerce business model in early 2009.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs and occupancy and back office support fees, increased $14 million. Increased selling, general and administrative expenses were attributable to higher marketing costs, which were partially offset by lower employee costs as a result of restructurings that eliminated certain positions.

Adjusted OIBDA

Adjusted OIBDA increased $136 million, primarily due to increased advertising sales, growth in distribution revenues and lower employee costs. These improvements were partially offset by increased content expense, higher sales commissions, increased marketing costs, a decline in affiliate and advertising sales representation services, the transition of our commerce business model in early 2009, and a $10 million decline for the effect of deconsolidating the U.S. Discovery Kids network in May 2009.

International Networks

The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,		% Change Favorable/ (Unfavorable)
	2010	2009
		(recast)
Revenues:
Distribution	$760	$716	6%
Advertising	422	344	23%
Other	69	71	(3)%

Total revenues	1,251	1,131	11%
Costs of revenues, excluding depreciation and amortization	(405)	(403)	—%
Selling, general and administrative	(336)	(317)	(6)%
Add: Amortization of deferred launch incentives	35	34	3%

Adjusted OIBDA	545	445	22%
Amortization of deferred launch incentives	(35)	(34)	(3)%
Depreciation and amortization	(39)	(38)	(3)%
Restructuring and impairment charges	(9)	(14)	36%

Operating income	$462	$359	29%

Revenues

Distribution revenues increased $44 million, which was attributable to growth in the number of paying subscribers in Latin America and an increase in average contractual rates for fees charged to operators who distribute our networks in the U.K. Subscribers increased due to growth in pay television services in those regions. These increases were partially offset by changes in our channel mix in EMEA. Changes in foreign currency exchange rates did not significantly impact distribution revenues.

Advertising revenues, which increased $78 million, were higher in all international regions in which we operate. The increase in advertising revenues was driven by increased pricing in the U.K. Advertising revenues also increased in Latin America, EMEA and Asia-Pacific as a result of higher sellouts and audience delivery. Higher sellouts reflect improvements in the advertising market. Increased viewership was driven by growth in pay television services in international markets. These increases were partially offset by the absence of a $6 million settlement of prior contract disputes in 2009 and $2 million of unfavorable changes in foreign currency exchange rates.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs, sales commissions and production costs, increased $2 million. The increase in costs of revenues was due to higher sales commissions and license fees for music rights. Sales commissions increased $8 million due to improved advertising sales. The increase in license fees for music rights was due to the absence of a $6 million reversal of liabilities in 2009 as a result of changes in estimates for amounts accrued in prior periods. These increases were partially offset by a $13 million decline in content expense, reflecting a decline in write-offs, and a $4 million benefit from favorable changes in foreign currency exchange rates.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs and occupancy and back office support fees, increased $19 million. Increased selling, general and administrative expenses were attributable to the international rollout of the TLC network, expansion in Eastern Europe, and investments in Latin America, which increased employee and marketing costs. These increases were partially offset by $9 million of favorable changes in foreign currency exchange rates.

Adjusted OIBDA

Adjusted OIBDA increased $100 million, primarily due to increased advertising sales, growth in distribution revenues, lower content expense, and a $10 million benefit from favorable changes in foreign currency exchange rates. These improvements were partially offset by increased employee and marketing costs, higher sales commissions, and an increase in license fees for music rights.

Education and Other

The following table presents, for our Education and Other segment, revenues by type, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating (loss) income (in millions).

	Year Ended December 31,		% Change Favorable/ (Unfavorable)
	2010	2009
		(recast)
Revenues:
Advertising	$1	$1	—%
Other	152	147	3%

Total revenues	153	148	3%
Costs of revenues, excluding depreciation and amortization	(91)	(90)	(1)%
Selling, general and administrative	(47)	(42)	(12)%

Adjusted OIBDA	15	16	(6)%
Depreciation and amortization	(6)	(6)	—%
Restructuring and impairment charges	(11)	(2)	NM

Operating (loss) income	$(2)	$8	NM

NM = not meaningful.

Revenues

Other revenues increased $5 million, primarily due to continued growth in subscriptions for access to an online streaming service that includes a suite of curriculum-based tools, which was partially offset by a decline in postproduction audio services. The decline in postproduction audio services was driven by the overall decline in the DVD marketplace.

Costs of Revenues

Costs of revenues, which consist principally of production costs, royalty payments, and content expense, were consistent between 2010 and 2009.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, occupancy and back office support fees and marketing costs, increased $5 million due to higher employee costs as a result of hiring additional personnel to support the growth in our education business.

Adjusted OIBDA

Adjusted OIBDA decreased $1 million, primarily due to a decline in postproduction audio services and increased employee costs, which were partially offset by continued growth in subscriptions to curriculum-based tools offered through our online streaming services.

Corporate and Inter-segment Eliminations

The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,		% Change Favorable/ (Unfavorable)
	2010	2009
Revenues:
Other	$6	$9	(33)%

Total revenues	6	9	(33)%
Costs of revenues, excluding depreciation and amortization	(4)	(7)	43%
Selling, general and administrative	(228)	(206)	(11)%

Adjusted OIBDA	(226)	(204)	(11)%
Mark-to-market stock-based compensation	(142)	(204)	30%
Depreciation and amortization	(64)	(78)	18%
Restructuring and impairment charges	(2)	(5)	60%

Operating loss	$(434)	$(491)	12%

Corporate operations primarily consist of executive management, administrative support services, a consolidated venture, and substantially all of our stock-based compensation. Consistent with our segment reporting, corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives.

Other revenues and costs of revenues both declined $3 million as a result of lower DVD sales at a consolidated venture. Selling, general and administrative expenses increased $22 million, which was primarily attributable to a $17 million increase in stock-based compensation expense for equity settled awards such as stock options, PRSUs and RSUs that received fixed accounting. The increase in stock-based compensation was driven by an increase in the number of outstanding awards and the fair value of awards granted during 2010 due to increases in the price of our Series A common stock.

RESULTS OF OPERATIONS — 2009 vs. 2008

The 2009 and 2008 financial information has been recast so that the basis of presentation is consistent with that of our 2010 financial information. This recast reflects (i) the adoption of the recent accounting guidance that amends the model for determining whether an entity should consolidate a VIE, which resulted in the deconsolidation of the OWN and APJ ventures (Note 2 to the accompanying consolidated financial statements), (ii) the results of operations of our Antenna Audio business as discontinued operations (Note 3 to the accompanying consolidated financial statements), and (iii) the realignment of our commerce business, which is now reported as a component of our U.S. Networks segment whereas it was previously reported as a component of our Commerce, Education and Other segment (Note 21 to the accompanying consolidated financial statements). The OWN venture was previously included in our U.S. Networks segment. The APJ venture and the Antenna Audio business were previously included in our International Networks segment.

Consolidated Results of Operations — 2009 vs. 2008

Our consolidated results of operations for 2009 and 2008 were as follows (in millions).

	Year Ended December 31,		% Change Favorable/ (Unfavorable)
	2009	2008
	(recast)	(recast)
Revenues:
Distribution	$1,698	$1,628	4%
Advertising	1,427	1,396	2%
Other	333	358	(7)%

Total revenues	3,458	3,382	2%

Costs of revenues , excluding depreciation and amortization	1,044	1,002	(4)%
Selling, general and administrative	1,188	1,075	(11)%
Depreciation and amortization	152	180	16%
Restructuring and impairment charges	52	61	15%
Gains on dispositions	(252)	—	—%

	2,184	2,318	6%

Operating income	1,274	1,064	20%

Interest expense, net	(248)	(256)	3%
Other income (expense), net	13	(51)	NM

Income from continuing operations, before income taxes	1,039	757	37%
Provision for income taxes	(469)	(353)	(33)%

Income from continuing operations, net of taxes	570	404	41%
(Loss) income from discontinued operations, net of taxes	(6)	40	NM

Net income	564	444	27%
Less net income attributable to noncontrolling interests	(15)	(127)	88%

Net income attributable to Discovery Communications, Inc.	549	317	73%

Stock dividends to preferred interests	(8)	—	—%

Net income available to Discovery Communications, Inc. stockholders	$541	$317	71%

NM = not meaningful.

Revenues

Distribution revenues increased $70 million due primarily to contractual rate increases, subscriber growth, and a reduction in amortization for deferred launch incentives at our U.S. Networks segment and subscriber growth at our International Networks segment. These increases were partially offset by the deconsolidation of the U.S. Discovery Kids network in May 2009, which resulted in a decline of $20 million, and the absence of a one-time revenue correction recorded in 2008 that increased revenues $8 million. Distribution revenues were also adversely affected by unfavorable impacts of foreign currency exchange rates of $38 million for 2009. Excluding the unfavorable impacts of foreign currency exchange rates, the deconsolidation of the U.S. Discovery Kids network, and the one-time revenue correction in 2008, distribution revenues increased 9% or $137 million.

Advertising revenues increased $31 million due to higher ratings and overall price increases at our U.S. Networks segment and increased viewership and subscriber growth at our International Networks segment. Advertising revenues in 2009 also benefited from a $6 million settlement of a prior contract dispute at our U.K. operations. The increases were partially offset by unfavorable impacts of foreign currency exchange rates of $27 million for 2009. Excluding the unfavorable impacts of foreign currency exchange rates and the contract dispute settlement, advertising revenues grew 4% or $52 million.

Other revenues, which primarily consist of sales of curriculum-based services and content, distribution and advertising sales services, license fees, DVDs, merchandise, and postproduction audio services, decreased $25 million. The decline was attributable to decreasing merchandise sales as a result of changing our business model from direct-to-consumer to a licensing model where we receive royalties, lower sales of hard copy curriculum-based content as purchasers migrate to online distribution, a decline in sales of the Planet Earth DVD series, and a $2 million unfavorable impact from foreign currency exchange rates. These decreases were partially offset by an increase in online streaming distribution revenues from our education business and $6 million recorded in 2009 in connection with renegotiating our agreements to provide programming to a venture.

Costs of Revenues

Costs of revenues, which consist primarily of content amortization expense, production costs, distribution costs, and sales commissions, increased $42 million. The increase was primarily due to higher content expense at our U.S. Networks and International Networks segments as well as higher distribution costs at our International Networks segment. Total content amortization increased $55 million, due to increased amortization and write-offs. These increases were partially offset by the effect of deconsolidating the U.S. Discovery Kids network, which resulted in a decline of $12 million, a $6 million reduction in our music rights accrual, the reduction in costs of goods sold as a result of transitioning our commerce business to a license model, and a $27 million favorable impact from foreign currency exchange rates. Excluding the favorable impacts of foreign currency exchange rates, programming write-offs, the deconsolidation of the U.S. Discovery Kids network, and the music rights accrual reduction, costs of revenues increased 6% or $51 million.

Selling, General and Administrative

Selling, general and administrative expenses, which are principally comprised of employee costs, marketing costs, research costs, and occupancy and back office support fees, increased $113 million due primarily to a $294 million increase in employee costs related to stock-based compensation programs. The increase was partially offset by lower marketing costs, consulting fees, non-share-based employee costs, all of which reflect targeted cost savings initiatives and improvements in operating efficiencies, and a $5 million reduction due to the deconsolidation of the U.S. Discovery Kids network in May 2009. Additionally, selling, general and administrative expenses included a $28 million benefit from favorable impacts of foreign currency exchange rates.

Employee costs include stock-based compensation expense arising from equity awards to employees under our incentive plans. Total stock-based compensation expense was $228 million for 2009 as compared to a net benefit of $66 million for 2008. The increase in stock-based compensation primarily reflects an increase in the fair value of outstanding cash-settled awards and to a lesser extent an increase in stock options outstanding. A portion of our equity awards are cash-settled and, therefore, the value of such awards outstanding must be remeasured at fair value each reporting date based on changes in the price of our Series A common stock. Compensation expense for cash-settled awards, including changes in fair value, was $205 million for 2009 as compared to a net benefit of $69 million for 2008. Increased compensation expense for cash-settled awards was due to an increase in fair value, which reflects the increase in the price of our Series A common stock of 117% during the year ended December 31, 2009. We do not intend to grant additional cash-settled awards, except as may be required by contract or to employees in countries in which stock option awards are not permitted.

Depreciation and Amortization

Depreciation and amortization expense decreased $28 million due to a decline in amortization expense resulting from lower intangible asset balances in 2009 compared to 2008.

Restructuring and Impairment Charges

Restructuring and impairment charges decreased $9 million. We recorded $26 million and $30 million of impairment charges related to intangible assets, goodwill, and capitalized software during 2009 and intangible assets in 2008, respectively, primarily for certain asset groups at our U.S. Networks segment due to declines in expected operating performance.

We also recorded exit and restructuring charges of $26 million and $31 million for 2009 and 2008, respectively, in connection with a reorganization of portions of our operations to reduce our cost structure. The charges for 2009 were primarily incurred by our U.S. Networks and International Networks segments as well as our corporate operations and include $21 million of severance costs and $5 million of contract termination costs. We expect the majority of these charges to be paid within the next year. We do not expect material future charges associated with these restructuring programs.

The charges incurred in 2008 were primarily related to TLC’s repositioning strategy, the termination of a production group, and the closure of our commerce distribution center and our store headquarters offices along with the transition of the remaining commerce distribution services to third-party service providers.

Gains on Dispositions

In connection with the U.S. Discovery Kids Transaction, we recorded a pretax gain of $252 million. The gain comprised $125 million for the 50% interest sold to the venture partner and $127 million as a result of “stepping up” our basis for the 50% interest contributed to the venture in May 2009.

Interest Expense, Net

Interest expense, net decreased $8 million for 2009 when compared to 2008 primarily due to a decrease in average debt outstanding partially offset by an increase in the average effective interest rate on our borrowings.

Other Income (Expense), Net

Other income (expense), net consisted of the following (in millions).

	Year Ended December 31,
	2009	2008
	(recast)	(recast)
Unrealized gains (losses) on derivative instruments, net	$26	$(22)
Realized losses on derivative instruments, net	(6)	(9)
Loss from equity investees, net	(24)	(65)
Realized gains on sales of investments	15	—
Reduction of liability to former owners of a wholly-owned subsidiary	—	47
Other, net	2	(2)

Total other income (expense), net	$13	$(51)

The improvement in unrealized gains (losses) on derivative instruments was attributable to changes in the fair values of interest rate swaps as a result of changes in interest rates. The decrease in losses from equity method investees was due to the absence of a $57 million impairment charge recorded in 2008 for the other-than-temporary decline in the value of an equity method investment. During 2009, we sold investments that resulted in pretax gains of $15 million. The reduction in the liability to the former owners of a wholly-owned subsidiary was due to a one-time adjustment of $47 million recorded in 2008 to reduce the fair value of the liability.

Provision for Income Taxes

For 2009 and 2008, our provisions for income taxes were $469 million and $353 million and the effective tax rates were 45% and 47%, respectively. The effective tax rate for 2009 differed from the federal statutory rate of 35% due primarily to a permanent difference on the $252 million gain from the U.S. Discovery Kids Transaction, state income taxes and to a lesser extent, deductions for domestic production activities.

Our effective tax rate for 2008 differed from the federal statutory rate of 35% principally due to the presentation of the Discovery Formation as though it was consummated on January 1, 2008. Accordingly, our consolidated financial statements include the gross combined financial results of both DHC and DCH since January 1, 2008. Prior to the Discovery Formation on September 17, 2008, DHC owned 66 2/3% of DCH and, therefore, recognized a portion of DCH’s operating results. As a result, the tax provision for 2008 includes the taxes recognized by both DCH and DHC related to the portion of DCH’s operating results recognized by DHC. DHC recognized $91 million of deferred tax expense related to its investment in DCH prior to the Discovery Formation for 2008. The provision for income taxes for 2008 was partially offset by the release of an $18 million valuation allowance for deferred tax assets and the release of a $10 million valuation allowance for deferred tax assets related to net operating loss carry-forwards.

Income from Discontinued Operations, Net of Taxes

In September 2008, prior to our formation on September 17, 2008, DHC sold its ownership interests in Ascent Media CANS, LLC, Ascent Media Systems & Technology Services, LLC and certain buildings and equipment for net proceeds of $139 million, which resulted in pretax gains totaling $76 million.

Summary financial information for discontinued operations was as follows (in millions).

	Year Ended December 31,
	2009	2008
	(recast)	(recast)
Revenues	$47	$536

Loss from the operations of discontinued operations, before income taxes	$(9)	$(10)

Loss from the operations of discontinued operations, net of taxes	$(6)	$(7)
Gains on dispositions, net of taxes	—	47

(Loss) income from discontinued operations, net of taxes	$(6)	$40

(Loss) income per share from discontinued operations available to Discovery Communications, Inc. stockholders, basic and diluted	$(0.01)	$0.12

Weighted average shares outstanding:
Basic	423	321

Diluted	425	322

Net Income Attributable to Noncontrolling Interests

The decrease in net income attributable to noncontrolling interests is due primarily to the allocation of a portion of DCH’s 2008 net income to Advance/Newhouse for its ownership interest in DCH prior to the Discovery Formation.

Stock Dividends to Preferred Interests

We declared noncash stock dividends of $8 million and zero to our preferred stock shareholder during 2009 and 2008, respectively. We released approximately 254,000 and zero of our Series A common stock and approximately 211,000 and zero of our Series C common stock from escrow during 2009 and 2008, respectively, in payment of most of the dividends declared. We are contractually obligated to issue the dividends upon the issuance of our common stock to settle the exercise of stock options and stock appreciation rights that we assumed in connection with our formation on September 17, 2008. The increase in dividends declared was due to a higher number of stock options and stock appreciation rights being exercised.

Segment Results of Operations — 2009 vs. 2008

We evaluate the operating performance of our segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges, and (vi) gains (losses) on business and asset dispositions. We use this measure to assess operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. We exclude mark-to-market stock-based compensation, exit and restructuring charges, impairment charges, and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. We also exclude the depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with U.S. GAAP.

Additionally, certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon decisions made directly by segment executives. Additional financial information for our segments and geographical areas in which we do business is set forth in Note 21 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Total consolidated Adjusted OIBDA was calculated as follows (in millions).

	Year Ended December 31,		% Change Favorable/
	2009	2008	(Unfavorable)
	(recast)	(recast)
Revenues:
U.S. Networks	$2,170	$2,115	3%
International Networks	1,131	1,097	3%
Education and Other	148	143	4%
Corporate and inter-segment eliminations	9	27	(67)%

Total revenues	3,458	3,382	2%
Costs of revenues, excluding depreciation and amortization(1)	(1,044)	(1,002)	(4)%
Selling, general and administrative(1)	(983)	(1,144)	14%
Add: Amortization of deferred launch incentives(2)	55	75	(27)%

Adjusted OIBDA	$1,486	$1,311	13%

(1)

Costs of revenues and selling, general and administrative expenses exclude mark-to-market stock-based compensation, depreciation and amortization, restructuring and impairment charges, and gains on dispositions.

(2)	Amortization of deferred launch incentives are included as a reduction of distribution revenues for reporting in accordance with GAAP, but are excluded from Adjusted OIBDA.

The following table presents our Adjusted OIBDA, by segment, with a reconciliation of total consolidated Adjusted OIBDA to consolidated operating income (in millions).

	Year Ended December 31,		% Change Favorable/
	2009	2008	(Unfavorable)
	(recast)	(recast)
Adjusted OIBDA:
U.S. Networks	$1,229	$1,118	10%
International Networks	445	382	16%
Education and Other	16	12	33%
Corporate and inter-segment eliminations	(204)	(201)	(1)%

Total Adjusted OIBDA	1,486	1,311	13%
Amortization of deferred launch incentives	(55)	(75)	27%
Mark-to-market stock-based compensation	(205)	69	NM
Depreciation and amortization	(152)	(180)	16%
Restructuring and impairment charges	(52)	(61)	15%
Gains on dispositions	252	—	—%

Operating income	$1,274	$1,064	20%

NM = not meaningful.

U.S. Networks

The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,		% Change Favorable/
	2009	2008	(Unfavorable)
	(recast)	(recast)
Revenues:
Distribution	$982	$927	6%
Advertising	1,082	1,058	2%
Other	106	130	(18)%

Total revenues	2,170	2,115	3%
Costs of revenues, excluding depreciation and amortization	(544)	(541)	(1)%
Selling, general and administrative	(418)	(490)	15%
Add: Amortization of deferred launch incentives	21	34	(38)%

Adjusted OIBDA	1,229	1,118	10%
Amortization of deferred launch incentives	(21)	(34)	38%
Mark-to-market stock-based compensation	(1)	(4)	75%
Depreciation and amortization	(30)	(57)	47%
Restructuring and impairment charges	(31)	(57)	46%
Gains on dispositions	252	—	—%

Operating income	$1,398	$966	45%

Revenues

Distribution revenues increased $55 million, primarily due to annual contractual rate increases for fees charged to operators who distribute our networks, an increase in paying subscribers, principally for networks carried on the digital tier, and a $13 million decrease in amortization of deferred launch incentives. These increases were partially offset by a $20 million decrease for the effect of deconsolidating the U.S. Discovery Kids network in May 2009 and the absence of a revenue correction recorded in 2008 that increased revenues $8 million.

Advertising revenues increased $24 million, which was driven by higher ratings and increased pricing, which were partially offset by a decline in sellouts due to softness in the advertising marketplace.

Other revenues decreased $24 million, which was principally driven by a $25 million decline in merchandise revenues due to the transition of our commerce business model in early 2009 from primarily selling merchandise directly to consumers to licensing our brands to merchandise companies.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, sales commissions, production costs and distribution costs, increased $3 million. The increase in costs of revenues was driven by a $30 million increase in content expense, which was due to increases in amortization and write-offs of capitalized content costs. The increase in content expense was partially offset by a $12 million decrease for the effect of deconsolidating the U.S. Discovery Kids network in May 2009, and an $18 million decline due to the transition of our commerce business model in early 2009.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs and occupancy and back office support fees, decreased $72 million. Decreased selling, general and administrative expenses was attributable to lower marketing and overhead costs, which was due to cost reduction efforts, a $5 million decline for the effect of deconsolidating the U.S. Discovery Kids network in May 2009, and an $11 million decline due to the transition of our commerce business model in early 2009.

Adjusted OIBDA

Adjusted OIBDA increased $111 million, primarily due to increased distribution revenues, growth in advertising sales, lower employee and marketing costs, and a $5 million increase due to the transition of our commerce business model in early 2009. These improvements were partially offset by increased content expense, the absence of a revenue correction recorded in 2008, and an $8 million decrease for the effect of deconsolidating the U.S. Discovery Kids network in May 2009.

International Networks

The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,		% Change Favorable/
	2009	2008	(Unfavorable)
	(recast)	(recast)
Revenues:
Distribution	$716	$701	2%
Advertising	344	336	2%
Other	71	60	18%

Total revenues	1,131	1,097	3%
Costs of revenues, excluding depreciation and amortization	(403)	(372)	(8)%
Selling, general and administrative	(317)	(384)	17%
Add: Amortization of deferred launch incentives	34	41	(17)%

Adjusted OIBDA	445	382	16%
Amortization of deferred launch incentives	(34)	(41)	17%
Depreciation and amortization	(38)	(37)	(3)%
Restructuring and impairment charges	(14)	(2)	NM

Operating income	$359	$302	19%

NM = not meaningful.

Revenues

Distribution revenues increased $15 million, which was attributable to growth in the number of paying subscribers in Latin America, EMEA, and Asia-Pacific due to growth in pay television services in these regions, which was partially offset by a $38 decline due to unfavorable changes in foreign currency exchange rates.

Advertising revenues, which increased $8 million, was higher in the U.K., EMEA, and Latin America, driven by increased viewership. Increased viewership was due to growth in pay television services and expanded distribution of our networks in these regions. For 2009, advertising revenues also benefited from an advertising sales representation contract renewal, which resulted in a $6 million settlement of prior contract disputes and our ability to further monetize our audience delivery on a prospective basis. These increases were partially offset by a $27 million decrease due to unfavorable changes in foreign currency exchange rates.

Other revenues increased $11 million due primarily to $6 million recorded in connection with renegotiating our agreements to provide licenses and program access to a venture.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs, sales commissions and production costs, increased $31 million. The increase in costs of revenues was due to higher content expense and distribution costs, which were partially offset by lower license fees for music rights and changes in foreign currency exchange rates. Content expense increased $24 million, which was driven by increased write-offs and amortization. Distribution costs increased $6 million, which was attributable to expanding the distribution of our networks in certain markets. The decrease in license fees for music rights was due to $6 million reversal of music rights liabilities in 2009 as a result of changes in estimates for amounts accrued in prior periods. Overall, costs of revenues were $27 million lower due to favorable changes in foreign currency exchange rates.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs and occupancy and back office support fees, decreased $67 million. Decreased selling, general and administrative expenses was primarily attributable to lower marketing as a result of cost savings initiatives, and to a lesser extent lower employee costs due to restructurings that eliminated certain positions and changes in foreign currency exchange rates. Overall, selling, general and administrative expenses were $28 million lower due to favorable changes in foreign currency exchange rates.

Adjusted OIBDA

Adjusted OIBDA increased $63 million, driven by lower marketing and employee costs, increased distribution revenues, higher advertising sales, growth in other revenues, and the 2009 reversal of music rights liabilities recorded in prior periods. These improvements were partially offset by increased content expense, higher distribution costs, and a $17 million decline from unfavorable changes in foreign currency exchange rates.

Education and Other

The following table presents, for our Education and Other segment, revenues by type, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,		% Change Favorable/
	2009	2008	(Unfavorable)
	(recast)	(recast)
Revenues:
Advertising	$1	$—	—%
Other	147	143	3%

Total revenues	148	143	3%
Costs of revenues, excluding depreciation and amortization	(90)	(84)	(7)%
Selling, general and administrative	(42)	(47)	11%

Adjusted OIBDA	16	12	33%
Depreciation and amortization	(6)	(8)	25%
Restructuring and impairment charges	(2)	—	—%

Operating income	$8	$4	100%

Revenues

Other revenues increased $4 million, primarily due to growth in subscriptions for access to an online streaming service that includes a suite of curriculum-based tools, which was partially offset by declines in hard copy curriculum-based content and postproduction audio services. The increase in subscriptions for our online VOD service and the decline in hard copy content reflects the continued migration from hardcopy to online distribution of our curriculum-based tools. The decline in postproduction audio services was driven by the overall decline in the DVD marketplace.

Costs of Revenues

Costs of revenues, which consist principally of production costs, royalty payments, and content expense, increased $6 million primarily due to increased production costs at our education and postproduction audio businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which principally comprise employee costs, occupancy and back office support fees and marketing costs, decreased $5 million, which was driven by lower costs at our postproduction audio business as a result of cost savings initiatives.

Adjusted OIBDA

Adjusted OIBDA increased $4 million, primarily due to cost savings initiatives at our postproduction audio business and growth in subscriptions to our online streaming services. The increases were partially offset by increases in production costs and a decline in postproduction audio services.

Corporate and Inter-segment Eliminations

The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,		% Change Favorable/
	2009	2008	(Unfavorable)
Revenues:
Other	$9	$27	(67)%

Total revenues	9	27	(67)%
Costs of revenues, excluding depreciation and amortization	(7)	(5)	(40)%
Selling, general and administrative	(206)	(223)	8%

Adjusted OIBDA	(204)	(201)	(1)%
Mark-to-market stock-based compensation	(204)	73	NM
Depreciation and amortization	(78)	(78)	—%
Restructuring and impairment charges	(5)	(2)	NM

Operating loss	$(491)	$(208)	NM

NM = not meaningful.

Corporate functions primarily consist of executive management, administrative support services, a consolidated venture, and substantially all of our stock-based compensation. Consistent with our segment reporting, corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives.

Other revenues decreased $18 million as a result of lower DVD sales at a consolidated venture, which was attributable to a decline in sales of the Planet Earth DVD series that was released in 2007. Costs of revenues increased $2 million due to increased content costs. Selling, general and administrative expenses decreased $17 million, which was primarily attributable to restructurings that eliminated certain positions and cost reduction efforts.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our principal sources of cash are cash and cash equivalents on hand, cash flows from operating activities, available borrowing capacity under our revolving credit facility and access to capital markets. As of December 31, 2010, we had approximately $1.5 billion of total capital resources available, comprised of $454 million of cash and cash equivalents on hand, excluding amounts held by consolidated ventures, and approximately $1.0 billion available to borrow under our revolving credit facility.

As a public company, we may have access to other sources of capital such as the public bond and equity markets. On June 17, 2009, we filed a Registration Statement on Form S-3 (“Shelf Registration”) with the U.S. Securities and Exchange Commission in which we registered securities, including debt securities, common stock and preferred stock. We have issued $3.5 billion of public senior notes under this Shelf Registration. Access to sufficient capital in these markets is not assured and is dependent on the current equity and credit markets.

We took advantage of a decrease in interest rates available in the capital markets to extend our debt maturities by refinancing most of our outstanding debt in June 2010. On June 3, 2010, DCL issued $3.0 billion of senior notes with amounts maturing in June 2015, 2020 and 2040. Interest on the senior notes is payable on June 1 and December 1 of each year, beginning on December 1, 2010. We used the net proceeds of the offering plus cash on hand to repay $2.9 billion outstanding under our term loans and privately held senior notes prior to maturity. The repayments resulted in a pretax loss on extinguishment of debt of $136 million, which included $114 million for make-whole premiums, $12 million of noncash write-offs of unamortized deferred financing costs and $10 million for the repayment of the original issue discount on our term loans.

On October 13, 2010, we entered into a new $1.0 billion revolving credit facility that expires in October 2013. If we were to experience a significant decline in operating performance, or have to meet an unanticipated need for additional capital beyond our available commitments, there is no certainty that we would be able to access the needed capital. Covenants in our revolving credit facility may constrain our capacity for additional debt. Although our leverage and interest coverage covenants limit the total amount of debt we might incur relative to our operating cash flow, we would continue to maintain compliance with our borrowing covenants with a 50% reduction in our current operating performance, as defined in the credit agreement. We were in compliance with all covenants and customary provisions and there were no events of default as of December 31, 2010.

Our primary uses of cash have been the repayment of outstanding borrowings, debt and related interest, the creation and acquisition of new content, operating expenditures, repurchases of stock, funding to ventures, and business acquisitions. We anticipate that our existing cash and cash equivalents on hand, cash generated by operating activities and available to us should be sufficient to meet our anticipated cash operating requirements for at least the next twelve months.

We plan to continue to significantly invest in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in the section titled “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in this Annual Report on Form 10-K.

On August 3, 2010, we implemented a stock repurchase program, pursuant to which we are authorized to purchase up to $1.0 billion of our common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions and other factors. The repurchase program does not have an expiration date. During 2010, we repurchased 2.99 million shares of our Series C common stock for $105 million through open market transactions. The repurchases were funded using cash on hand. As of December 31, 2010, we had remaining authorization of $895 million for future repurchases of common stock. The $105 million aggregate purchase price of the acquired stock was recorded in a separate account as a reduction of equity. We repurchased an additional 2.58 million shares of our Series C common stock for $89 million from January 1, 2011 through February 8, 2011.

On December 13, 2010, we repurchased and retired approximately 13.73 million shares of our Series C convertible preferred stock from Advance/Newhouse for an aggregate purchase price of $500 million. The repurchase was made outside of our publicly announced stock repurchase program. The $500 million aggregate purchase price was recorded as a decrease of $100,000 to par value, $234 million to additional paid-in capital, and $266 million to retained earnings because the additional paid-in capital related to the series of shares repurchased was reduced to zero.

We have interests in various ventures. Pursuant to venture arrangements, as of December 31, 2010 we are committed to fund up to $234 million, of which $165 million had been funded. In August 2010, the OWN venture agreement was amended which, among other matters, increased our funding commitment to OWN from $100 million to $189 million. The funding will be in the form of a revolving loan from DCL and/or debt financing from a third-party lender to OWN. As of December 31, 2010, we have funded $156 million to OWN, including interest accrued on outstanding borrowings. We currently expect to finance any additional funding needs for OWN through member loans. Based on OWN’s currently anticipated expenses and projected budget for 2011, we believe that its funding needs for 2011 in excess of our funding commitments could be approximately $50 million, excluding accrued interest. We anticipate that sufficient funds will be available to meet funding needs under our obligations and any additional OWN member loans we determine to make in 2011. We expect to recoup the amounts funded provided that the ventures are profitable and have sufficient funds to repay us.

In 2011, we expect our uses of cash to include approximately $200 million for interest payments related to our outstanding indebtedness, periodic derivative payments and capital lease obligations, and approximately $50 million for capital expenditures. We expect tax payments in 2011 to decrease as a result of the extension of the tax law that allows for the immediate deduction of certain domestic programming costs. Additionally, we expect to continue to make payments to settle vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future calculations of fair value which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During 2010, we paid $158 million for cash-settled equity awards. As of December 31, 2010, we accrued $125 million for outstanding cash-settled equity awards, of which $118 million was classified as current.

Cash Flows

Changes in cash and cash equivalents were as follows (in millions).

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)
Cash and cash equivalents, beginning of period	$623	$94	$209

Cash provided by operating activities	668	642	573
Cash (used in) provided by investing activities	(190)	238	88
Cash used in financing activities	(641)	(356)	(774)

Effect of exchange rate changes on cash and cash equivalents	6	5	(2)

Net change in cash and cash equivalents	(157)	529	(115)

Cash and cash equivalents, end of period	$466	$623	$94

Changes in cash and cash equivalents include amounts related to discontinued operations.

Operating Activities

Net cash provided by operating activities for 2010 increased by $26 million as compared to 2009. The increase in cash provided by operating activities was driven by increased earnings, principally from increased advertising and distribution revenues at our U.S. Networks and International Networks segments, and a decrease of $49 million in tax payments, principally due to a nonrecurring tax payment in 2009 related to the gain on the U.S. Discovery Kids Transaction. These increases were partially offset by $114 million of make-whole premiums paid in connection with refinancing most of our outstanding debt in June 2010 and a $77 million increase in payments for cash-settled equity awards. The increase in payments for cash-settled equity awards was attributable to the increase in fair value of outstanding awards due to the increase in the prices of our Series A common stock and settlements of SARs granted in late 2008 and early 2009 as part of a transition from an existing equity plan under which we typically granted cash-settled awards to a new equity plan under which we typically issue stock-settled awards.

For 2009, net cash provided by operating activities increased by $69 million as compared to 2008. Increased cash provided by operating activities was due principally to increased earnings, driven by increased distribution and advertising revenues at our U.S. Networks and International Networks segments, and to a lesser extent lower payments for content rights and the timing of payment of our operating liabilities. These increases were partially offset by increased tax payments, primarily nonrecurring tax payments in 2009 related to the gain on the U.S. Discovery Kids Transaction, and higher payments for cash-settled equity awards due to the increase in fair value of outstanding awards due to the increase in the prices of our Series A common stock.

Investing Activities

Net cash used in investing activities for 2010 was $190 million as compared to cash provided by investing activities of $238 million for 2009. The decline in cash flows from investing activities was due to a decline in cash from business and investment dispositions, an increase in cash used for business acquisitions, and increased funding payments to unconsolidated ventures, which were partially offset by a reduction in capital expenditures. Cash used in investing activities during 2010 consisted of $127 million in funding to our unconsolidated network ventures, payments of $49 million for property and equipment acquisitions and $35 million for the purchase of an uplink facility, which were partially offset by net proceeds of $24 million related to the sale of our Antenna Audio business. Cash provided by investing activities for 2009 principally includes a $300 million nonrecurring payment received in connection with the U.S. Discovery Kids Transaction and $24 million in proceeds from the sale of investments, which were partially offset by $55 million of property and equipment acquisitions and $31 million in funding to our unconsolidated ventures. The increase in funding to ventures was due to additional costs for selling, general and administrative expenses and content development related to the launch of OWN on January 1, 2011.

Net cash provided by investing activities for 2009 increased by $150 million as compared to 2008. The increase in cash flows from investing activities was due to increased proceeds from business dispositions and a decrease in capital expenditures, which were partially offset with cash received in connection with our formation in 2008 and increased funding payments to unconsolidated ventures. Cash provided by investing activities for 2008 primarily reflects $139 million from the dispositions of AccentHealth, AMSTS and certain buildings and equipment, which were components of AMC, $39 million received from DHC in connection with our formation on September 17, 2008 and $24 million in proceeds from the sale of investments, which were partially offset by $102 million of property and equipment acquisitions. The increase in funding to ventures was due to additional costs for selling, general and administrative expenses and content development as a result of the formation of OWN in June 2008. The decrease in property and equipment acquisitions reflects cost reduction initiatives.

Financing Activities

During 2010, net cash used in financing activities comprised of $2.9 billion of repayments of term loans and private senior notes, $500 million for the repurchase of 13.73 million shares of our Series C convertible preferred stock, $148 million related to the acquisition of the remaining 50% ownership interest in the international Animal Planet and Liv networks, $105 million for the repurchase of 2.99 million shares of our Series C common stock, and $31 million of distributions to noncontrolling interests, which were partially offset by approximately $3.0 billion of net proceeds for the issuance of public senior notes and $47 million of proceeds from stock option exercises. We used the debt offering proceeds and cash on hand to repay our term loans and private senior notes.

For 2009, net cash used in financing activities primarily consisted of the repayment of $1.0 billion of term loans and $315 million of borrowings under our revolving credit facility, which were partially offset by borrowings and debt issuances for which we received net proceeds of $970 million and $28 million of proceeds from stock option exercises.

Net cash used in financing activities for 2009 decreased by $418 million as compared to 2008. The net cash used in financing activities during 2008 was driven by $356 million distributed in connection with the AMC spinoff, $257 million of repayments of term loans and private senior notes, and $125 million of borrowings under our revolving credit facility.

Capital Resources

As of December 31, 2010, we had approximately $1.5 billion of total capital resources available, which was comprised of the following (in millions).

	As of December 31, 2010
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$454	$—	$—	$454

Revolving credit facility	1,000	1	—	999

Fixed rate public debt:
3.70% Senior Notes, semi-annual interest, due June 2015	850	—	850	—
5.625% Senior Notes, semi-annual interest, due August 2019	500	—	500	—
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	—	1,300	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	—	850	—

	3,500	—	3,500	—

Total	$4,954	$1	$3,500	$1,453

Cash and cash equivalents exclude $12 million of cash available only for use by consolidated ventures as of December 31, 2010.

Additional information regarding the changes in our outstanding indebtedness and the significant terms and provisions of our revolving credit facility and outstanding indebtedness is set forth in Note 10 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

As of December 31, 2010, our significant contractual obligations, including related payments due by period, were as follows (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$3,500	$—	$—	$850	$2,650
Interest payments	2,610	179	358	343	1,730
Capital lease obligations
Principal payments	125	28	32	21	44
Interest payments	34	7	11	8	8
Operating lease obligations	340	58	104	86	92
Purchase obligations:
Content	482	374	80	28	—
Other	676	177	220	80	199

Total	$7,767	$823	$805	$1,416	$4,723

The above table does not include certain long-term obligations reflected on our Consolidated Balance Sheet as the timing of the payments cannot be predicted or the amounts. Such funding obligations include funding commitments to ventures. As of December 31, 2010 we are committed to fund up to $234 million to ventures, of which $165 million had been funded. Additionally, as of December 31, 2010, we have accrued $125 million for cash-settled stock-based compensation awards, which are remeasured at fair value each reporting period. Reserves for income taxes have been excluded due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. Our reserves for income taxes totaled $63 million as of December 31, 2010.

Long-term Debt

Principal payments on long-term debt reflect the repayment of our outstanding senior notes, at face value, assuming repayment will occur upon maturity. Interest payments on our outstanding senior notes are projected based on the notes’ contractual rate and maturity.

Capital Lease Obligations

We acquire satellite transponders and other equipment through multi-year capital lease arrangements. Principal payments on capital lease obligations reflect amounts due under our capital leases agreements. Interest payments on our outstanding capital lease obligations are based on the stated or implied rate in our capital lease agreements.

Operating Lease Obligations

We obtain certain office space and equipment under multi-year lease arrangement. Most operating leases are not cancelable prior to their expiration. Payments for operating leases represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration.

Purchase Obligations

Content purchase obligations include obligations for contracts with certain third-party producers for the production of programming that airs on our television networks. Production contracts generally require us to purchase a specified number of episodes of the program. Content purchase obligations also include program licenses that typically require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for airing and programs that have not yet been produced. If the programs are not produced, our commitments would generally expire without obligation. We expect to enter into additional production contracts and program licenses to meet our future programming needs.

Other purchase obligations include multi-year agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing research, employment contracts, equipment purchases, and information technology and other services. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30 day to 60 day advance notice without penalty. Amounts related to employment contracts include base compensation and do not include compensation contingent on future events.

Guarantees

We have guaranteed a certain level of operating performance for The Hub venture, which is reduced over time as performance criteria are achieved. As of December 31, 2010, the remaining maximum exposure to loss under this performance guarantee was below $210 million. Additional information regarding our guarantee is set forth in Note 4 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RELATED PARTY TRANSACTIONS

In the ordinary course of business we enter into transactions with related parties, primarily Liberty Global, Inc., Liberty Media Corporation, and Ascent Media Corporation and their respective subsidiaries and affiliates, and companies in which we have an interest accounted for under the equity method. Information regarding transactions and amounts with related parties is set forth in Note 19 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

We adopted certain accounting and reporting standards during 2010. Information regarding our adoption of new accounting and reporting standards is set forth in Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the accompanying consolidated financial statements and notes. Management continually re-evaluates its estimates, judgments and assumptions and management’s assessments could change. Actual results may differ from those estimates and could have a material impact on the accompanying consolidated financial statements.

Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, consolidation of VIEs, accounting for acquisitions, dispositions, allowances for doubtful accounts, content rights, asset impairments, redeemable noncontrolling interests, fair value measurements, revenue recognition, depreciation and amortization, stock-based compensation, income taxes and contingencies.

Revenue Recognition

We generate revenues principally from: (i) fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, (ii) advertising sold on our networks, websites and other digital media services, and (iii) other transactions, including curriculum-based products and services, affiliate and advertising sales representation services for third-party networks, content licenses, postproduction audio services, and the licensing of our brands for consumer products.

General

Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Distribution revenues are reported net of remittance of sales tax, value added tax and other taxes collected from customers. However, distribution revenues are inclusive of foreign withholding income tax. Revenue recognition for each source of revenue is also based on the following policies.

Distribution

Cable operators, satellite service providers and other distributors typically pay a per-subscriber fee for the right to distribute our programming under the terms of distribution contracts (“distribution revenues”). The majority of our distribution fees are collected monthly throughout the year. Distribution revenues are recognized over the term of the contracts, including any free periods, based on contracted programming rates and reported subscriber levels. The amount of distribution revenues due to us is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In such cases, reported distribution revenues are based upon our estimate of the number of subscribers receiving our programming for periods which the distributor has not yet reported. Our subscriber estimates are based on the most recent remittance or confirmation of subscribers received from the distributor. We subsequently adjust our estimated amounts based upon the actual amount of subscribers. Historical differences between actual amounts and estimates have not been material.

Distribution revenues are recognized net of incentives we provide to operators in exchange for carrying our networks. Incentives typically include cash payments to operators (“launch incentives”), providing the channel to the distributor for free for a predetermined length of time, or both. Launch incentives are capitalized as assets upon launch of our network by the operator and are amortized on a straight line basis as a reduction of revenue over the term of the contract, including free periods. In instances where the distribution agreement is extended prior to the expiration of the original term, we evaluate the economics of the extended term and, if it is determined that the launch asset continues to benefit us over the extended term, then we will adjust the amortization period of the remaining launch incentives accordingly. Other incentives are recognized as a reduction of revenue as incurred. Amortization of launch incentives was $42 million, $55 million and $75 million for 2010, 2009 and 2008, respectively.

Advertising

Advertising revenues are principally generated from the sale of commercial time on television networks. Advertising revenues are recognized net of agency commissions in the period advertising spots are aired.

A substantial portion of the advertising contracts in the U.S. guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. Revenues are recognized for the actual audience level delivered. We provide the advertiser with additional advertising spots in future periods if the guaranteed audience level is not delivered. Revenues are deferred for any shortfall in the audience level until such time as the required audience level is delivered. Audience guarantees are initially developed internally based on planned programming, historical audience levels, the success of pilot programs, and market trends. In the U.S., actual audience and delivery information is published by independent ratings services. In certain instances, the independent ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue is based upon our estimate of the audience level delivered using the most current data available from the independent ratings service. We subsequently adjust our estimated amounts based upon the actual audience delivered. Historical differences between actual amounts and estimates have not been material.

Advertising revenues from online properties are recognized either as impressions are delivered or the services are performed.

Other

Revenues for curriculum-based services are recognized ratably over the contract term. Revenues from postproduction audio services are recognized using the milestone method.

Deferred Revenues

Deferred revenues primarily consist of amounts received for television advertising for which the advertising spots have not yet aired and advanced billings to subscribers for access to our curriculum based streaming services. The amounts classified as current are expected to be earned within the next year.

Content Rights

Content rights principally consist of television series and television specials. Content aired on our television networks is primarily obtained through third-party production companies and is classified either as produced, coproduced or licensed. Substantially all produced content includes programming for which we have engaged third parties to develop and produce, but we own most or all rights. Coproduced content refers to programs for which we collaborate with third parties to finance, develop and distribute, and we retain significant rights to exploit the programs. Licensed content is comprised of films or series that have been previously produced by third parties. Capitalized content costs are stated at the lower of cost less accumulated amortization or net realizable value.

Costs of produced and coproduced content consist of development costs, acquired production costs, direct production costs, certain production overhead costs and participation costs. Costs incurred for produced and coproduced content are capitalized if we have previously generated revenues from similar content in established markets and the content will be used and revenues will be generated for a period of at least one year. Our coproduction arrangements generally represent the sharing of production cost. We record our costs, but do not record the costs borne by the other party as we do not share any associated economics of exploitation. Program licenses typically have fixed terms and require payments during the term of the license. The cost of licensed content is capitalized when the programs become available for airing. Development costs for programs that we have determined will not be produced are written off. Additionally, distribution, advertising, marketing, general and administrative costs are expensed as incurred.

Amortization of content rights is recognized based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives. Amortization of capitalized costs for produced and coproduced content begins when a program has been aired. Amortization of capitalized costs for licensed content commences when the license period begins and the program is available for use.

We periodically evaluate the net realizable value of content by considering expected future revenue generation. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Estimated future revenues can change based upon market acceptance, network affiliate fee rates and advertising, the number of cable and satellite television subscribers receiving our networks and program usage. Accordingly, we review revenue estimates and planned usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to net realizable value may be required.

All produced and coproduced content is classified as long-term. The portion of the unamortized licensed content balance that will be amortized within one year is classified as a current asset.

Stock-Based Compensation

We have incentive plans under which unit awards, stock appreciation rights (“SARs”), stock options, performance based restricted stock units (“PRSUs”) and service based restricted stock units (“RSUs”) are issued.

We measure the cost of employee services received in exchange for unit awards and SARs based on the fair value of the award less estimated forfeitures. Because unit awards and SARs are cash-settled, we remeasure the fair value of these awards each reporting period until settlement. Compensation expense, including changes in fair value, for unit awards and SARs is recognized during the vesting period in proportion to the requisite service that has been rendered as of the reporting date. For grants of unit awards with graded vesting, we measure fair value and record compensation expense for all vesting tranches as a single award. For grants of SARs with graded vesting, we measure fair value and record compensation expense separately for each vesting tranche. Changes in the fair value of outstanding unit awards and SARs that occur between the vesting date and settlement date are recorded as adjustments to compensation costs in the period in which the changes occur.

We measure the cost of employee services received in exchange for stock options based on the fair value of the award on the date of grant less estimated forfeitures. Compensation expense for stock options is recognized ratably during the vesting period.

The fair values of unit awards, SARs and stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. For unit awards and SARs, the expected term is the period from the grant date to the vesting date of the award. For stock options, the expected term is estimated to be the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on our common stock and historical realized volatility of our common stock, and considers other factors deemed relevant. The dividend yield is assumed to be 0% because we have no present intention to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.

Vesting for certain PRSUs is subject to satisfying objective operating performance conditions while vesting for other PRSUs is based on the achievement of a combination of objective and subjective operating performance conditions. Compensation expense for PRSUs that vest based on achieving objective operating performance conditions is measured based on the fair value of our Series A common stock on the date of grant less estimated forfeitures. Compensation expense for PRSUs that vest based on achieving subjective operating performance conditions is remeasured at fair value of our Series A common stock each reporting period until the date of vesting less estimated forfeitures. Compensation expense for all PRSUs is recognized ratably during the vesting period only when it is probable that the operating performance conditions will be achieved. We record a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of whether or not it is probable the operating performance conditions will be achieved.

We measure the cost of employee services received in exchange for RSUs based on the fair value of our Series A common stock on the date of grant less estimated forfeitures. Compensation expense for RSUs is recognized ratably during the vesting period.

When recording compensation cost for stock-based awards, we are required to estimate the number of awards granted that are expected to be forfeited. In estimating forfeitures, we consider historical and expected forfeiture rates and future events when such information is known. On an ongoing basis, we adjust compensation expense based on actual forfeitures and revise the forfeiture rate as necessary.

Stock-based compensation expense is recorded as a component of “Selling, general and administrative” expense. We classify as a current liability the intrinsic value of unit awards and SARs that are vested or will become vested within one year.

Excess tax benefits realized from the exercise of stock options and vested RSUs and PRSUs are reported as cash inflows from financing activities rather than as a reduction of taxes paid in cash flows from operating activities on the Consolidated Statements of Cash Flows.

Goodwill and Indefinite-lived Intangible Assets

We test goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter and earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is allocated to various reporting units, which are generally an operating segment or one reporting level below the operating segment. Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit by using a combination of a discounted cash flow (“DCF”) analysis and market-based valuation methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our budget, long-term business plan, and our recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in future cash flows of the respective reporting unit. In assessing the reasonableness of our determined fair values, we evaluate our results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in market transactions. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit’s identifiable net assets excluding goodwill are compared to the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

2010 Impairment Testing

The majority of our goodwill balance is the result of the Discovery Formation on September 17, 2008 and a transaction with Cox Communications Holdings, Inc. in 2007 (the “Cox Transaction”). As a result of the Discovery Formation, we allocated $1.8 billion of goodwill previously allocated to DHC’s equity investment in DCH and $251 million of goodwill for the basis differential between the carrying value of DHC’s investment in DCH to our reporting units. The formation of DCH as part of the Cox Transaction required “pushdown” accounting of each shareholder’s basis in DCH. The result was the pushdown of $4.6 billion of additional goodwill previously recorded on the investors’ books to DCH reporting units.

We performed our 2010 annual goodwill impairment testing as of November 30, 2010. We utilized a DCF model and market approach to estimate the fair value of our reporting units. The DCF model utilizes projected financial results for each reporting unit. The projected financial results are created from critical assumptions and estimates which are based on management’s business plans and historical trends. The market approach relies on data from publicly traded guideline companies. For the annual goodwill impairment test performed on November 30, 2010, we did not significantly change the methodology from the prior year to determine the fair value of our reporting units.

Impairment: During the quarter ended September 30, 2010, we impaired all CSS goodwill of $11 million. As of November 30, 2010, the fair value of all our other reporting units exceeded their carrying values. We did not perform the second step of the goodwill impairment test.

Sensitivity Analysis: To illustrate the magnitude of a potential impairment relative to future changes in estimated fair values, there were no reporting units for which a 20% decline in fair value would result in the reporting unit’s carrying value exceeding its fair value. Given the reductions required and the assumptions used in our fair value modeling at the time of our impairment review, there did not appear to be any likely changes or trigger events that would indicate an impairment of our reporting units.

2011 Impairment Testing

In addition to our annual impairment review of goodwill, we will be required to perform an interim impairment review at our U.S. Networks segment during the first quarter of 2011 as a result of contributing the Discovery Health network to OWN on January 1, 2011. As the Discovery Health network was determined to be a business, we will be required to allocate goodwill to the network based on its fair value relative to the fair value of the remaining portion of the U.S. Networks segment. As of the time of filing this Annual Report on Form 10-K, the amount of goodwill allocated to the Discovery Health network is not determinable as the fair value estimate of the contributed assets has not been completed.

Long-lived Assets

Long-lived assets such as amortizing trademarks, customer lists, other intangible assets, and property and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Such events include but are not limited to the likely disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. If an impairment analysis is required, the impairment test employed is based on whether our intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of fair value over the asset’s carrying value. Fair value is typically determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its fair value less costs to sell. To the extent the carrying value is greater than the asset’s fair value an impairment loss is recognized in an amount equal to the difference. Significant judgments in this area involve determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value.

There were no impairments of long-lived assets during 2010.

Income Taxes

Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates we expect to apply to taxable income in years in which those temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized.

We report a liability for unrecognized income tax benefits resulting from uncertain tax positions taken or expected to be taken on a tax return. Our policy is to classify tax interest and penalties related to tax reserves and unrecognized tax benefits as tax expense. The liability for these items is included in other current and noncurrent liabilities on the Consolidated Balance Sheets as appropriate.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our financial position, earnings and cash flows are exposed to market risks and can be affected by, among other things, economic conditions, interest rate changes, foreign currency fluctuations, and changes in the market values of investments. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. We may use derivative financial instruments to modify our exposure to market risks from changes in interest rates and foreign exchange rates. We do not use derivative financial instruments unless there is an underlying exposure. Therefore, we do not hold or enter into financial instruments for speculative trading purposes.

Interest Rates

We are exposed to the impact of interest rate changes primarily through our borrowing activities. As of December 31, 2010, we had outstanding $3.5 billion under various public senior notes with fixed interest rates. Additionally, we have access to a $1.0 billion revolving credit facility, with no amounts outstanding as of December 31, 2010. If we were to draw on the revolving credit facility, interest would have been variable based on an underlying index rate. The nature and amount of our long-term debt may vary as a result of future requirements, market conditions and other factors.

Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate volatility on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may use interest rate swaps to manage our net exposure to interest rate changes related to our outstanding indebtedness. For fixed rate debt, we may enter into variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR, in order to reduce the amount of interest paid. For variable rate debt, we may enter into fixed interest rate swaps to effectively fix the amount of interest paid in order to mitigate the impact of interest rate changes on earnings. There were no material interest rate swaps outstanding as of December 31, 2010.

As of December 31, 2010, the fair value of our outstanding public senior notes was $3.7 billion. The potential change in fair value of these senior notes from an adverse 100 basis-point change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $323 million as of December 31, 2010.

Foreign Currency Exchange Rates

We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Through December 31, 2010, our International Networks segment reported into the following four regions, U.K., EMEA, Asia-Pacific, and Latin America. Cash is managed centrally within our four international regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. Since earnings of our international operations are expected to be reinvested in those businesses indefinitely, we do not hedge our investment in the net assets of those foreign operations.

The functional currency of substantially all of our international subsidiaries is the local currency. The financial statements of our foreign subsidiaries are translated into U.S. dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the British pound and the Euro.

We may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring programming abroad. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. We did not hold any foreign currency derivative instruments at December 31, 2010.

Market Values of Investments

We had investments in entities accounted for using the equity method and highly liquid instruments such as certificates of deposit (“CDs”), mutual funds and U.S. Treasury securities that are accounted for at fair value. The carrying values of investments in equity method investees were $455 million and the carrying values of investments in CDs, mutual funds and U.S. Treasury securities totaled $430 million at December 31, 2010. Investments in CDs, mutual funds, and U.S. Treasury securities include both fixed rate and floating rate interest earning securities that carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future. A hypothetical 100 basis-point increase in interest rates would not materially impact the fair values of our investments in CDs, mutual funds, and U.S. Treasury securities as of December 31, 2010.

ITEM 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Discovery Communications, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

Stockholders of Discovery Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity, and of cash flows present fairly, in all material respects, the financial position of Discovery Communications, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities in 2010.

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

/s/     PricewaterhouseCoopers LLP

McLean, Virginia

February 18, 2011

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	As of December 31,
	2010	2009
		(recast)
ASSETS
Current assets:
Cash and cash equivalents	$466	$623
Receivables, net	880	812
Content rights, net	83	75
Deferred income taxes	81	71
Prepaid expenses and other current assets	225	90

Total current assets	1,735	1,671

Noncurrent content rights, net	1,245	1,207
Property and equipment, net	399	409
Goodwill	6,434	6,433
Intangible assets, net	605	643
Other noncurrent assets	601	589

Total assets	$11,019	$10,952

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87	$63
Accrued liabilities	393	383
Deferred revenues	114	91
Current portion of stock-based compensation liabilities	118	117
Current portion of long-term debt	20	38
Other current liabilities	53	91

Total current liabilities	785	783

Long-term debt	3,598	3,457
Deferred income taxes	304	268
Other noncurrent liabilities	99	175

Total liabilities	4,786	4,683

Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	—	49

Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued at 2010 and 2009	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 57 and 71 shares issued at 2010 and 2009, respectively	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 138 and 135 shares issued at 2010 and 2009, respectively	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued at 2010 and 2009	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 142 shares issued at 2010 and 2009	2	2
Additional paid-in capital	6,358	6,600
Treasury stock, at cost: 3 Series C common shares at 2010	(105)	—
Accumulated deficit	—	(387)
Accumulated other comprehensive loss	(33)	(21)

Total Discovery Communications, Inc. stockholders’ equity	6,225	6,197
Noncontrolling interests	8	23

Total equity	6,233	6,220

Total liabilities and equity	$11,019	$10,952

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)
Revenues:
Distribution	$1,807	$1,698	$1,628
Advertising	1,645	1,427	1,396
Other	321	333	358

Total revenues	3,773	3,458	3,382

Costs of revenues, excluding depreciation and amortization listed below	1,073	1,044	1,002
Selling, general and administrative	1,185	1,188	1,075
Depreciation and amortization	130	152	180
Restructuring and impairment charges	25	52	61
Gains on dispositions	—	(252)	—

	2,413	2,184	2,318

Operating income	1,360	1,274	1,064

Interest expense, net	(203)	(248)	(256)
Loss on extinguishment of debt	(136)	—	—
Other (expense) income, net	(86)	13	(51)

Income from continuing operations before income taxes	935	1,039	757
Provision for income taxes	(288)	(469)	(353)

Income from continuing operations, net of taxes	647	570	404
Income (loss) from discontinued operations, net of taxes	22	(6)	40

Net income	669	564	444
Less net income attributable to noncontrolling interests	(16)	(15)	(127)

Net income attributable to Discovery Communications, Inc.	653	549	317
Stock dividends to preferred interests	(1)	(8)	—

Net income available to Discovery Communications, Inc. stockholders	$652	$541	$317

Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$1.48	$1.29	$0.86

Diluted	$1.47	$1.29	$0.86

Income (loss) per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$0.05	$(0.01)	$0.12

Diluted	$0.05	$(0.01)	$0.12

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$1.53	$1.28	$0.99

Diluted	$1.52	$1.27	$0.98

Weighted average shares outstanding:
Basic	425	423	321

Diluted	429	425	322

Income per share amounts may not foot since each is calculated independently.

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)
Operating Activities
Net income	$669	$564	$444
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense (benefit)	182	228	(66)
Depreciation and amortization	132	155	232
Content expense	715	709	654
Impairment charges	11	32	30
Gains on dispositions	(9)	(252)	(76)
Gains on sales of investments	—	(15)	—
Deferred income taxes	11	(13)	190
Noncash portion of loss on extinguishment of debt	12	—	—
Other noncash expenses, net	81	64	134
Changes in operating assets and liabilities:
Receivables, net	(81)	(37)	(48)
Content rights	(774)	(758)	(797)
Accounts payable and accrued liabilities	(1)	28	(43)
Stock-based compensation liabilities	(158)	(81)	(49)
Other, net	(122)	18	(32)

Cash provided by operating activities	668	642	573

Investing Activities
Purchases of property and equipment	(49)	(55)	(102)
Net cash acquired from Discovery Formation	—	—	39
Business acquisitions, net of cash acquired	(38)	—	(8)
Proceeds from dispositions, net	24	300	139
Proceeds from sales of investments	—	24	24
Investments in and advances to equity investees	(127)	(31)	(4)

Cash (used in) provided by investing activities	(190)	238	88

Financing Activities
Ascent Media Corporation spin-off	—	—	(356)
Net repayments of revolver loans	—	(315)	(125)
Borrowings from long-term debt, net of discount and issuance costs	2,970	970	—
Principal repayments of long-term debt	(2,883)	(1,012)	(257)
Principal repayments of capital lease obligations	(10)	(14)	(29)
Repurchases of common and preferred stock	(605)	—	—
Purchase of noncontrolling interests	(148)	—	—
Cash distributions to noncontrolling interests	(31)	(13)	—
Proceeds from stock option exercises	47	28	—
Excess tax benefits from stock-based compensation	19	—	—
Other financing activities, net	—	—	(7)

Cash used in financing activities	(641)	(356)	(774)

Effect of exchange rate changes on cash and cash equivalents	6	5	(2)

Net change in cash and cash equivalents	(157)	529	(115)
Cash and cash equivalents, beginning of period	623	94	209

Cash and cash equivalents, end of period	$466	$623	$94

Supplemental Cash Flow Information
Cash paid for interest, net:
Periodic interest payments for debt, interest rate swaps and capital lease obligations, net	$217	$242	$251
Make-whole premiums	114	—	—
Interest rate swap termination payments	24	3	—
Repayment of original issue discount on long-term debt	10	—	—

Total cash paid for interest, net	$365	$245	$251

Cash paid for taxes, net	$395	$444	$194

Noncash Investing and Financing Transactions
Assets acquired under capital lease arrangements	$28	$61	$63

Stock dividends to preferred interests	$1	$8	$—

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Discovery Communications, Inc. Stockholders
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Discovery Communications, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
As of December 31, 2007	$—	$3	$5,728	$—	$(1,253)	$17	$4,495	$—	$4,495
Noncontrolling interests of DCH	—	—	—	—	—	—	—	6	6
Comprehensive income:
Net income	—	—	—	—	317	—	317	127	444
Foreign currency translation adjustments, net	—	—	—	—	—	(59)	(59)	—	(59)
Market value adjustments and reclassifications for securities and derivatives, net	—	—	—	—	—	(25)	(25)	—	(25)

Total comprehensive income	—	—	—	—	—	—	233	127	360
Stock-based compensation	—	—	6	—	—	—	6	—	6
Ascent Media Corporation spin-off	—	—	(709)	—	—	(11)	(720)	—	(720)
Issuance of preferred stock	2	—	208	—	—	—	210	(112)	98
Reversal of deferred tax liability related to DHC’s investment in DCH	—	—	1,312	—	—	—	1,312	—	1,312

As of December 31, 2008 (recast)	2	3	6,545	—	(936)	(78)	5,536	21	5,557
Comprehensive income:
Net income	—	—	—	—	549	—	549	15	564
Foreign currency translation adjustments, net	—	—	—	—	—	27	27	—	27
Market value adjustments and reclassifications for securities and derivatives, net	—	—	—	—	—	30	30	—	30

Total comprehensive income	—	—	—	—	—	—	606	15	621

	Discovery Communications, Inc. Stockholders
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Discovery Communications, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Stock dividends declared to preferred interests	—	—	(8)	—	—	—	(8)	—	(8)
Stock dividends released to preferred interests	—	—	7	—	—	—	7	—	7
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	(13)	(13)
Stock-based compensation	—	—	23	—	—	—	23	—	23
Issuance of common stock in connection with stock-based plans and other	—	—	28	—	—	—	28	—	28
Reversal of deferred tax liability related to DHC’s investment in DCH	—	—	5	—	—	—	5	—	5

As of December 31, 2009 (recast)	2	3	6,600	—	(387)	(21)	6,197	23	6,220
Comprehensive income:
Net income	—	—	—	—	653	—	653	16	669
Foreign currency translation adjustments, net	—	—	—	—	—	(19)	(19)	—	(19)
Market value adjustments and reclassifications for securities and derivatives, net	—	—	—	—	—	7	7	—	7

Total comprehensive income	—	—	—	—	—	—	641	16	657
Stock dividends declared to preferred interests	—	—	(1)	—	—	—	(1)	—	(1)
Stock dividends released to preferred interests	—	—	2	—	—	—	2	—	2
Repurchases of preferred stock	—	—	(234)	—	(266)	—	(500)	—	(500)
Repurchases of common stock	—	—	—	(105)	—	—	(105)	—	(105)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	(31)	(31)
Stock-based compensation	—	—	42	—	—	—	42	—	42
Excess tax benefits from stock-based compensation	—	—	19	—	—	—	19	—	19
Issuance of common stock in connection with stock-based plans and other	—	—	47	—	—	—	47	—	47
Purchase of noncontrolling interest	—	—	(117)	—	—	—	(117)	—	(117)

As of December 31, 2010	$2	$3	$6,358	$(105)	$—	$(33)	$6,225	$8	$6,233

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading nonfiction media and entertainment company that provides programming across multiple distribution platforms throughout the world and owns and operates a diversified portfolio of website properties and other digital media services. The Company also develops and sells curriculum-based education products and services, as well as postproduction audio services in the U.S. and internationally. The Company classifies its operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television networks, websites and other digital media services; International Networks, consisting primarily of international cable and satellite television networks and websites; and Education and Other, consisting principally of curriculum-based education product and service offerings and postproduction audio services. Financial information for Discovery’s reportable segments is set forth in Note 21.

Discovery was formed in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective ownership interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with and into Discovery, which was consummated on September 17, 2008 (the “Discovery Formation”). DCH owned and operated various television networks, website properties and other digital media services throughout the world and sold curriculum-based education products and services. Prior to the Discovery Formation, DCH was a stand-alone private company, which was owned approximately 66  2/3% by DHC and 33  1/3% by Advance/Newhouse. The formation of Discovery was effected as follows:

•

On September 17, 2008, DHC completed the spin-off to its shareholders of Ascent Media Corporation (“AMC”), a subsidiary holding the cash and businesses of DHC, except for its postproduction audio business (the “AMC spin-off”). The postproduction audio business remains with Discovery subsequent to the Discovery Formation. The AMC spin-off was completed as a distribution by DHC to holders of its common stock.

•

On September 17, 2008, immediately following the AMC spin-off, DHC merged with Merger Sub, Inc., a wholly-owned transitory merger subsidiary of Discovery, with DHC continuing as the surviving entity and as a wholly-owned subsidiary of Discovery. In connection with the merger, each share of DHC Series A and Series B common stock was exchanged into 0.50 of a share of the same series of Discovery’s common stock plus 0.50 of a share of Discovery Series C common stock.

•

On September 17, 2008, immediately following the exchange of shares between Discovery and DHC, Advance/Newhouse contributed its ownership interests in DCH and Animal Planet to Discovery in exchange for Discovery Series A and Series C convertible preferred stock. The preferred stock is convertible at any time into Discovery common stock, initially representing 33  1/3% of the Discovery common stock issued in connection with the Discovery Formation, subject to certain anti-dilution adjustments.

As a result of the Discovery Formation, DHC and DCH became wholly-owned subsidiaries of Discovery, with Discovery becoming the successor reporting entity to DHC.

Basis of Presentation

The consolidated financial statements include the accounts of Discovery, its majority-owned subsidiaries in which a controlling interest is maintained and variable interest entities (“VIE”) for which the Company is the primary beneficiary. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.

Changes in Basis of Presentation – Recast

The 2009 and 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2010 financial information. This recast reflects (i) the adoption of the recent accounting guidance that amends the model for determining whether an entity should consolidate a VIE, which resulted in the deconsolidation of the OWN: Oprah Winfrey Network (“OWN”) and Animal Planet Japan (“APJ”) ventures (Note 2), (ii) the results of operations of the Antenna Audio business as discontinued operations (Note 3), and (iii) the realignment of the Company’s commerce business, which is now reported as a component of the U.S. Networks segment whereas it was previously reported as a component of the Commerce, Education and Other segment (Note 21).

Discovery Formation

The Discovery Formation was accounted for as a non-substantive merger between entities under common control. Accordingly, the financial statements and notes present the Discovery Formation as though it was consummated on January 1, 2008 and the assets and liabilities of DCH and DHC were accounted for at the investors’ historical bases.

The 2008 financial statements reflect the combined revenues, expenses and cash flows of DHC and DCH for the period January 1, 2008 through September 17, 2008 and the consolidated revenues, expenses and cash flows for the Company for the period September 18, 2008 through December 31, 2008. Prior to the Discovery Formation, DHC accounted for its investment in DCH using the equity method. Therefore, DHC’s revenues, expenses and cash flows for the period January 1, 2008 through September 17, 2008 have been adjusted to eliminate the portion of DCH’s earnings originally recorded by DHC in its stand-alone financial statements under the equity method. Additionally, DCH’s net income for the period January 1, 2008 through September 17, 2008 have been adjusted to allocate a portion of its net income to Advance/Newhouse, which is included in “Net income attributable to noncontrolling interests” on the Consolidated Statements of Operations. The financial statements for 2009 and 2010 reflect the consolidated financial position, results of operations and cash flows for the Company. The operating results for AMC for the period January 1, 2008 through September 17, 2008 have been reported as discontinued operations.

Discontinued Operations

During 2010 and 2008, the Company sold certain businesses in addition to the AMC spin-off (Note 3). The revenues and expenses of these entities have been combined and separately reported as discontinued operations. The assets, liabilities and cash flows of these entities were not material and, therefore, have not been combined and separately reported as discontinued operations.

Reclassifications

In addition to the recast of the 2009 and 2008 financial information noted above, certain reclassifications have been made to the 2009 and 2008 amounts to conform to the 2010 financial information presentation. The reclassifications primarily include the separate presentation of “Content expense” on the Consolidated Statements of Cash Flows, which was previously combined with changes in content and other operating assets and liabilities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting and Reporting Pronouncements Adopted

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the guidance for interests in VIEs. Among other matters, the guidance amended the approach for determining the primary beneficiary of a VIE by requiring an analysis that places more reliance on qualitative rather than quantitative factors, continuous assessments of whether an entity is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement with a VIE. Effective January 1, 2010, the Company retrospectively adopted the new guidance, which resulted in the Company deconsolidating the OWN and APJ ventures and using the equity method to account for its interests in the ventures. The Company has recast the 2009 and 2008 financial information to reflect this change.

Prior to the adoption of the new guidance, net losses generated by OWN were allocated 50-50 between the Company and its venture partner. Effective with the adoption of the new guidance, the Company has recorded 100% of OWN’s net losses for all periods presented. As the Company has assumed all funding requirements for OWN and the venture partner had not yet contributed certain assets to OWN, under the equity method of accounting the Company was required to record 100% of OWN’s net losses. The amount of losses recorded by the Company was limited to the carrying value of its investment in OWN and any future funding commitments. The increase in the allocation of OWN’s net losses recorded by the Company resulted in reductions to net income of $20 million, $11 million, and zero to its net income previously reported for 2010, 2009, and 2008, respectively.

Fair Value Measurements

In January 2010, the FASB issued guidance that requires additional disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy, and separately presenting information regarding purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. The Company prospectively adopted the new guidance effective January 1, 2010, except for Level 3 reconciliation disclosures, which was effective for the Company on January 1, 2011. The adoption of the new guidance did not impact the Company’s consolidated financial statements.

In August 2009, the FASB amended the guidance for measuring the fair value of liabilities. The amendment reinforces that fair value of a liability is the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. Additionally, the update clarifies how the price of an identical or similar debt security that is traded or the price of the liability when it is traded as an asset should be considered in estimating the fair value of the issuer’s liability and that the reporting entity must consider its own credit risk in measuring the liability’s fair value. Effective September 30, 2009, the Company prospectively adopted the amendment, which resulted in changing the priority level of inputs used to measure the fair value of liabilities associated with its deferred compensation plan from Level 2 to Level 1 within the fair value hierarchy. However, this ASU did not change the Company’s valuation techniques or impact the amounts or classifications recorded in its consolidated financial statements.

Disclosures about Derivative Investments and Hedging Activities

In March 2008, the FASB issued new guidance which requires entities to include information in interim and annual financial statements about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Effective January 1, 2009, the Company prospectively adopted this guidance, which did not have a material impact on its consolidated financial statements.

Accounting and Reporting Pronouncements Not Yet Adopted

Revenue Recognition for Multiple-Element Revenue Arrangements

In October 2009, the FASB issued guidance that changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the arrangement consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. Under the new guidance, the Company must allocate the arrangement consideration to each deliverable based on management’s estimate of the price that each element would be separately sold if fair value is not available. The Company prospectively adopted the new guidance effective January 1, 2011, which did not have a significant impact on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually re-evaluates its estimates, judgments and assumptions and management’s assessments could change. Actual results may differ from those estimates and could have a material impact on the consolidated financial statements.

Significant estimates inherent in the preparation of the Company’s consolidated financial statements include, but are not limited to, consolidation of VIEs, accounting for acquisitions, dispositions, allowances for doubtful accounts, content rights, asset impairments, fair value measurements, revenue recognition, depreciation and amortization, stock-based compensation, income taxes and contingencies.

Consolidation

The Company has ownership and other interests in various entities, including corporations, partnerships, and limited liability companies. For each such entity, the Company evaluates its ownership and other interests to determine whether it should consolidate the entity or account for its ownership interest as an investment. As part of its evaluation, the Company initially determines whether the entity is a VIE and, if so, whether it is the primary beneficiary of the VIE. An entity is generally a VIE if it meets any of the following criteria (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations, or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company consolidates VIEs for which it is the primary beneficiary, regardless of its ownership or voting interests. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. However, the amount of expected losses, expected residual returns, and expected variability is not the sole determinant as to whether the Company has these obligations or rights. The Company periodically makes judgments in determining whether entities in which it invests are VIEs. If so, the company determines whether it is required to consolidate the entity.

If it is concluded that an entity is not a VIE, the Company does not have a variable interest in a VIE, or the Company is not the primary beneficiary, then the Company considers its proportional voting interests in the entity. The Company consolidates majority-owned subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership and the absence of significant third-party participating rights.

Ownership interests in entities that are not consolidated under the Company’s consolidation policy are accounted for as investments.

Investments

The Company holds investments in ventures and other marketable securities such as mutual funds and U.S. Treasury securities. Investments in ventures over which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the venture. In certain circumstances, investments for which the Company owns more than 50% but does not control policy decisions are also accounted for using the equity method. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of the venture and a corresponding increase or decrease to the investment balance. Cash payments to the venture such as additional investments, loans and advances, as well as payments from the venture such as dividends, distributions and repayments of loans and advances are recorded as adjustments to the investment balance. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

Investments in entities over which the Company has no control or significant influence and is not the primary beneficiary and investments in other securities are accounted for at fair value or cost. Investments in securities with readily determinable fair values are accounted for at fair value, based on quoted market prices, and classified as either trading securities or available-for-sale securities. For investments classified as trading securities, which include securities held in a separate trust in connection with the Company’s deferred compensation plan, unrealized and realized gains and losses related to the investment and corresponding liability are recorded in earnings. For investments classified as available-for-sale securities, which include investments in mutual funds and U.S. Treasury securities, unrealized gains and losses are recorded net of income taxes in other comprehensive income (loss) until the security is sold or considered impaired. If declines in the value of available-for-sale securities are determined to be other than temporary, a loss is recorded in earnings in the current period. Impairments are determined based on, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. For purposes of computing realized gains and losses, the Company determines cost on a specific identification basis. Investments for which fair value is not readily determinable are accounted for at cost.

Foreign Currency

The functional currency of substantially all of the Company’s international subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date. The resulting asset and liability translation adjustments are recorded in other comprehensive income (loss). Foreign currency equity balances are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency transaction gains and losses are included in operating income.

Discontinued Operations

In determining whether a group of assets disposed of should be presented as a discontinued operation, the Company initially makes a determination as to whether the group of assets comprises a component of the entity, which requires cash flows that can be clearly distinguished from the rest of the entity. The Company also determines whether the cash flows associated with the group of assets have been or will be significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company will have significant continuing involvement in the operations of the group of assets subsequent to the disposal transaction. If the Company determines the criteria have been achieved, the results of operations of the group of assets being disposed of, as well as any gain or loss on the disposal transaction, are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of ninety days or less. Cash and cash equivalents included $12 million and $40 million of cash available only for use by consolidated ventures as of December 31, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers and are presented net of an estimate for accounts that may not be collected. The Company evaluates outstanding receivables to determine whether they will ultimately be fully collected. In performing this evaluation, the Company analyzes market trends, economic conditions, the aging of receivables, and specific risks on a customer specific basis. Using this information, the Company reserves an amount that it estimates may not be collected. The Company does not require collateral with respect to trade receivables.

Content Rights

Content rights principally consist of television series and television specials. Content aired on the Company’s television networks is primarily obtained through third-party production companies and is classified either as produced, coproduced or licensed. Substantially all produced content includes programming for which the Company has engaged third parties to develop and produce, but it owns most or all rights. Coproduced content refers to programs for which the Company collaborates with third parties to finance, develop and distribute, and it retains significant rights to exploit the programs. Licensed content is comprised of films or series that have been previously produced by third parties. Capitalized content costs are stated at the lower of cost less accumulated amortization or net realizable value.

Costs of produced and coproduced content consist of development costs, acquired production costs, direct production costs, certain production overhead costs and participation costs. Costs incurred for produced and coproduced content are capitalized if the Company has previously generated revenues from similar content in established markets and the content will be used and revenues will be generated for a period of at least one year. The Company’s coproduction arrangements generally represent the sharing of production cost. The Company records its costs, but does not record the costs borne by the other party as the Company does not share any associated economics of exploitation. Program licenses typically have fixed terms and require payments during the term of the license. The cost of licensed content is capitalized when the programs become available for airing. Development costs for programs that the Company has determined will not be produced are written off. Additionally, distribution, advertising, marketing, general and administrative costs are expensed as incurred.

Amortization of content rights is recognized based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives. Amortization of capitalized costs for produced and coproduced content begins when a program has been aired. Amortization of capitalized costs for licensed content commences when the license period begins and the program is available for use.

The Company periodically evaluates the net realizable value of content by considering expected future revenue generation. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Estimated future revenues can change based upon market acceptance, network affiliate fee rates and advertising, the number of cable and satellite television subscribers receiving the Company’s networks, and program usage. Accordingly, the Company reviews revenue estimates and planned usage and revises its assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to net realizable value may be required.

All produced and coproduced content is classified as long-term. The portion of the unamortized licensed content balance that will be amortized within one year is classified as a current asset.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairments. The cost of property and equipment acquired under capital lease arrangements represents the lesser of the present value of the minimum lease payments or the fair value of the leased asset as of the inception of the lease. Substantially all capitalized software costs are for internal use. Capitalization of software costs occurs during the application development stage. Software costs incurred during the preliminary project and post implementation stages are expensed as incurred. Repairs and maintenance expenditures that do not enhance the use or extend the life of property and equipment are expensed as incurred.

Depreciation for most property and equipment is recognized using the straight-line method over the estimated useful lives of the assets, which is 15 to 39 years for buildings, three to five years for broadcast equipment, two to five years for capitalized software costs and three to five years for office equipment, furniture, fixtures and other property and equipment. Assets acquired under capital lease arrangements and leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases, which is three to 12 years. Depreciation commences when property or equipment is ready for its intended use.

Asset Impairment Analysis

Goodwill and Indefinite-lived Intangible Assets

The Company tests goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter and earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is allocated to various reporting units, which are generally an operating segment or one reporting level below the operating segment. Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by using a combination of a discounted cash flow (“DCF”) analysis and market-based valuation methodologies. The cash flows employed in the DCF analyses are based on the Company’s budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in future cash flows of the respective reporting unit. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in market transactions. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit’s identifiable net assets excluding goodwill are compared to the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Long-lived Assets

Long-lived assets such as amortizing trademarks, customer lists, other intangible assets, and property and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Such events include but are not limited to the likely disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. If an impairment analysis is required, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of fair value over the asset’s carrying value. Fair value is typically determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its fair value less costs to sell. To the extent the carrying value is greater than the asset’s fair value less costs to sell an impairment loss is recognized in an amount equal to the difference. Significant judgments in this area involve determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value.

Derivative Instruments

The Company uses derivative financial instruments from time to time to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company may designate derivative instruments as cash flow hedges or fair value hedges, as appropriate. The Company uses the cumulative dollar offset method to assess effectiveness. To be highly effective, the ratio calculated by dividing the cumulative change in the value of the actual swap by the cumulative change in the hypothetical swap must be between 80% and 125%.

The Company records all derivative instruments at fair value on a gross basis. For those derivative instruments designated as cash flow hedges that qualify for hedge accounting, gains or losses on the effective portion of derivative instruments are initially recorded in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets and reclassified either into the same account on the Consolidated Statements of Operations in which the hedged item is recognized or “Other (expense) income, net” when there is a change in designation. For derivative instruments that qualify as fair value hedging instruments, changes in fair value of both the derivatives and the hedged assets, liabilities or firm commitments are recorded in earnings. Changes in the fair value of derivatives designated as fair value hedges are largely offset by changes in the fair values of the hedged items. Gains or losses on derivative instruments after a change in designation would be recorded in “Other (expense) income, net.” For derivatives designated as hedging instruments, the ineffective portion of the derivative’s change in fair value is immediately recognized in earnings.

The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to mitigate economic exposures of the Company. The changes in fair value of derivatives not designated as hedges are immediately recorded in “Other (expense) income, net.”

Treasury Stock

When stock is retired or purchased for constructive retirement, the purchase price is initially recorded as a reduction to the par value of the shares repurchased, with any excess purchase price over par value recorded as a reduction to additional paid-in capital related to the series of shares repurchased and any remainder excess purchase price recorded as a reduction to retained earnings. If the purchase price exceeds the amounts allocated to par value and additional paid-in capital related to the series of shares repurchased and retained earnings, the remainder is allocated to additional paid-in capital. Any excess par value over the purchase price is recorded as an increase to additional paid-in capital.

When stock is acquired for purposes other than formal or constructive retirement, the purchase price of the acquired stock is recorded in a separate treasury stock account which is separately reported as a reduction of equity.

Revenue Recognition

The Company generates revenues principally from (i) fees charged to operators who distribute its networks, which primarily include cable and direct-to-home (“DTH”) satellite service providers, (ii) advertising sold on its networks, websites and other digital media services, and (iii) other transactions, including curriculum-based products and services, affiliate and advertising sales representation services for third-party networks, content licenses, postproduction audio services, and the licensing of its brands for consumer products.

Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenues do not include taxes collected from customers on behalf of taxing authorities such as sales tax and value added tax. However, revenues include taxes that customers pay to taxing authorities on our behalf, such as foreign withholding income tax. Revenue recognition for each source of revenue is also based on the following policies.

Distribution

Cable operators, DTH satellite service providers and other distributors typically pay a per-subscriber fee for the right to distribute the Company’s programming under the terms of distribution contracts. The majority of the Company’s distribution fees are collected monthly throughout the year. Distribution revenues are recognized over the term of the contracts, including any free periods, based on contracted programming rates and reported subscriber levels. The amount of distribution revenues due to the Company is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In such cases, reported distribution revenues are based upon the Company’s estimates of the number of subscribers receiving the Company’s programming for periods which the distributor has not yet reported. The Company’s subscriber estimates are based on the most recent remittance or confirmation of subscribers received from the distributor. The Company subsequently adjusts its estimated amounts based upon the actual amount of subscribers. Historical differences between actual amounts and estimates have not been material.

Distribution revenues are recognized net of incentives the Company provides to operators in exchange for carrying its networks. Incentives typically include cash payments to operators (“launch incentives”), providing the channel to the distributor for free for a predetermined length of time, or both. Launch incentives are capitalized as assets upon launch of the Company’s network by the operator and are amortized on a straight-line basis as a reduction of revenue over the term of the contract, including free periods. In instances where the distribution agreement is extended prior to the expiration of the original term, the Company evaluates the economics of the extended term and, if it is determined that the launch asset continues to benefit the Company over the extended term, then the Company will adjust the amortization period of the remaining launch incentives accordingly. Other incentives are recognized as a reduction of revenue as incurred. Amortization of launch incentives was $42 million, $55 million and $75 million for 2010, 2009 and 2008, respectively.

Advertising

Advertising revenues are principally generated from the sale of commercial time on television networks. Advertising revenues are recognized net of agency commissions in the period advertising spots are aired. A substantial portion of the advertising contracts in the U.S. guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. Revenues are recognized for the actual audience level delivered. The Company provides the advertiser with additional advertising spots in future periods if the guaranteed audience level is not delivered. Revenues are deferred for any shortfall in the audience level until such time as the required audience level is delivered. Audience guarantees are initially developed internally based on planned programming, historical audience levels, the success of pilot programs, and market trends. In the U.S., actual audience and delivery information is published by independent ratings services. In certain instances, the independent ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue is based upon the Company’s estimates of the audience level delivered using the most current data available from the independent ratings service. The Company subsequently adjusts its estimated amounts based upon the actual audience delivered. Historical differences between actual amounts and estimates have not been material.

Advertising revenues from online properties are recognized either as impressions are delivered or the services are performed.

Other

Revenues for curriculum-based services are recognized ratably over the contract term. Revenues from postproduction audio services are recognized using the milestone method.

Deferred Revenues

Deferred revenues primarily consist of amounts received for television advertising for which the advertising spots have not yet aired and advanced billings to subscribers for access to the Company’s curriculum-based streaming services. The amounts classified as current are expected to be earned within the next year.

Stock-Based Compensation

The Company has incentive plans under which unit awards, stock appreciation rights (“SARs”), stock options, performance based restricted stock units (“PRSUs”) and service based restricted stock units (“RSUs”) are issued.

The Company measures the cost of employee services received in exchange for unit awards and SARs based on the fair value of the award less estimated forfeitures. Because unit awards and SARs are cash-settled, the Company remeasures the fair value of these awards each reporting period until settlement. Compensation expense, including changes in fair value, for unit awards and SARs is recognized during the vesting period in proportion to the requisite service that has been rendered as of the reporting date. For grants of unit awards with graded vesting, the Company measures fair value and records compensation expense for all vesting tranches as a single award. For grants of SARs with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche. Changes in the fair value of outstanding unit awards and SARs that occur between the vesting date and settlement date are recorded as adjustments to compensation costs in the period in which the changes occur.

The Company measures the cost of employee services received in exchange for stock options based on the fair value of the award on the date of grant less estimated forfeitures. Compensation expense for stock options is recognized ratably during the vesting period.

The fair values of unit awards, SARs and stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. For unit awards and SARs, the expected term is the period from the grant date to the vesting date of the award. For stock options, the expected term is estimated to be the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on our common stock and historical realized volatility of our common stock, and considers other factors deemed relevant. The dividend yield is assumed to be 0% because the Company has no present intention to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.

Vesting for certain PRSUs is subject to satisfying objective operating performance conditions while vesting for other PRSUs is based on the achievement of a combination of objective and subjective operating performance conditions. Compensation expense for PRSUs that vest based on achieving objective operating performance conditions is measured based on the fair value of our Series A common stock on the date of grant less estimated forfeitures. Compensation expense for PRSUs that vest based on achieving subjective operating performance conditions is remeasured at fair value of our Series A common stock each reporting period until the date of vesting less estimated forfeitures. Compensation expense for all PRSUs is recognized ratably during the vesting period only when it is probable that the operating performance conditions will be achieved. The Company records a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of whether or not it is probable the operating performance conditions will be achieved.

The Company measures the cost of employee services received in exchange for RSUs based on the fair value of our Series A common stock on the date of grant less estimated forfeitures. Compensation expense for RSUs is recognized ratably during the vesting period.

When recording compensation cost for stock-based awards, the Company is required to estimate the number of awards granted that are expected to be forfeited. In estimating forfeitures, the Company considers historical and expected forfeiture rates and future events when such information is known. On an ongoing basis, the Company adjusts compensation expense based on actual forfeitures and revises the forfeiture rate as necessary.

Stock-based compensation expense is recorded as a component of “Selling, general and administrative” expense. The Company classifies as a current liability the intrinsic value of unit awards and SARs that are vested or will become vested within one year.

Excess tax benefits realized from the exercise of stock options and vested RSUs and PRSUs are reported as cash inflows from financing activities rather than as a reduction of taxes paid in cash flows from operating activities on the Consolidated Statements of Cash Flows.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs to third parties totaled $135 million, $103 million and $145 million for 2010, 2009 and 2008, respectively.

Income Taxes

Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates we expect to apply to taxable income in years in which those temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized.

The Company reports a liability for unrecognized income tax benefits resulting from uncertain tax positions taken or expected to be taken on a tax return. The Company’s policy is to classify tax interest and penalties related to tax reserves and unrecognized tax benefits as tax expense. The liability for these items is included in other current and noncurrent liabilities on the Consolidated Balance Sheets as appropriate.

Concentrations Risk

Customers

The Company has long-term contracts with distributors representing most cable operators and DTH satellite service providers around the world, including the largest operators in the U.S. and major international distributors. In the U.S., over 90% of distribution revenues come from the top 10 distributors. Outside of the U.S., less than 50% of distribution revenue comes from the top 10 distributors. Agreements in place with the major cable and satellite operators expire at various times beginning in 2012 through 2020. A failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on our results of operations and financial position.

No individual customer accounted for more than 10% of total consolidated revenues for 2010, 2009 or 2008. The Company’s trade receivables do not represent a significant concentration of credit risk as of December 31, 2010 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

Financial Institutions

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Lender Counterparties

The risk associated with a debt transaction is that the counterparty will not be available to fund as obligated under the terms of the Company’s revolving credit facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of December 31, 2010, the Company did not anticipate nonperformance by any of its counterparties.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

BBC Ventures

On November 12, 2010, the Company and BBC Worldwide entered into various agreements to restructure their relationship. As part of these agreements, the Company acquired the remaining 50% ownership interest in substantially all of the ventures that operate the international Animal Planet and Liv (formerly People + Arts) networks from BBC Worldwide for a payment of $152 million. The acquisition provides the Company 100% ownership of these entities, which deliver programming primarily to audiences in Europe, Latin America and Asia.

Prior to the acquisition, the Company determined that the ventures qualified as VIEs and that it met the control requirements to consolidate the ventures. For most ventures, the Company held a majority of the voting rights and provided the ventures with content, funding and services such as distribution, sales and administrative support. For most ventures, 100% of the net losses generated by the ventures were allocated to the Company because it had assumed all funding requirements. Any net income generated by the ventures was initially allocated to the Company to repay amounts funded and any excess profits allocated to the Company and BBC Worldwide. The BBC Worldwide’s equity interests in consolidated ventures were reported as noncontrolling interests in the consolidated financial statements.

The acquisition of the additional interests in the international Animal Planet and Liv network ventures was accounted for as a noncontrolling interest transaction as there was no change in control of the ventures. The $152 million payment to BBC Worldwide was allocated as follows (in millions).

Asset eliminated:
Deferred tax asset	$(18)

Asset acquired:
Investment in equity investee	4

Liabilities settled and equity reductions:
Redeemable noncontrolling interests	49
Additional paid-in capital of Discovery Communications, Inc.	117

Total liabilities settled and equity reductions	166

Total consideration paid for BBC ownership interest	$152

Prior to the acquisition, BBC Worldwide had a put right to sell its interests in the ventures to the Company. The Company had previously accrued $49 million as “Redeemable noncontrolling interests” on the Consolidated Balance Sheets for this put right and an associated $18 million deferred tax asset. The acquisition eliminated BBC Worldwide’s put right and the associated deferred tax asset.

In addition to the acquisition of the remaining interests in the international Animal Planet and Liv ventures, the Company also made a $10 million payment to BBC Worldwide to settle a pre-existing content purchase arrangement.

The net income attributable to the Company and transfers from noncontrolling interests were as follows (in millions).

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)
Net income attributable to Discovery Communications, Inc.	$653	$549	$317
Decrease in equity for purchase of noncontrolling interests	(117)	—	—

Change from net income attributable to Discovery Communications, Inc. and transfers to noncontrolling interests	$536	$549	$317

Effective January 1, 2010, the Company adopted the FASB’s new guidance for accounting for interests in VIEs, which resulted in the Company deconsolidating one of the ventures with BBC Worldwide, APJ, and using the equity method to account for its interest in APJ (Note 2). The acquisition of BBC Worldwide’s interest in APJ did not change the Company’s accounting due to certain rights held by an existing venture partner.

London Uplink Facility

On February 17, 2010, the Company acquired all interests in an uplink facility in London, including its employees and operations, for a payment of $35 million. The uplink center is used to deliver Discovery’s networks in the United Kingdom and Europe, Africa and the Middle East, and has been integrated into the Company’s International Networks segment. The acquisition will provide the Company more flexibility to expand the distribution of its content. The uplink facility has been included in the Company’s operating results since the date of acquisition.

Dispositions

On September 1, 2010, the Company sold its Antenna Audio business for net cash proceeds of $24 million, which resulted in a $9 million gain, net of taxes. The Company previously recorded a $12 million gain, net of taxes, in its results of operations for the quarter ended September 30, 2010. However, during the quarter ended December 31, 2010, the Company recorded an adjustment to a deferred tax asset, which reduced the gain by $3 million. Antenna Audio, which provides audio, multimedia and mobile tours for museums, exhibitions, historic sites and visitor attractions around the world, was a component of the Company’s International Networks segment.

In connection with the formation of Discovery on September 17, 2008, DHC completed the spin-off to its shareholders of AMC, a subsidiary holding the cash and businesses of DHC, except for certain businesses that provide postproduction audio services. The spin-off did not involve the payment of any consideration by the holders of DHC common stock and was structured as a tax free transaction under Sections 368(a) and 355 of the Internal Revenue Code of 1986, as amended. There was no gain or loss related to the spin-off. On September 27, 2010, the Company received a tax refund, which eliminated a $12 million obligation to repay amounts to AMC, which has been recorded as a benefit in 2010 in “Income (loss) from discontinued operations, net of taxes” on the Consolidated Statements of Operations.

In September 2008, prior to the formation of Discovery on September 17, 2008, DHC also sold its ownership interests in Ascent Media CANS, LLC, Ascent Media Systems & Technology Services, LLC, and certain buildings and equipment for net cash proceeds of $139 million, which resulted in pretax gains totaling $76 million.

Revenues and operating results of discontinued operations were as follows (in millions).

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)

Revenues	$31	$47	$536

Income (loss) from the operations of discontinued operations, before income taxes	$1	$(9)	$(10)

Income (loss) from the operations of discontinued operations, net of taxes	$13	$(6)	$(7)
Gains on dispositions, net of taxes	9	—	47

Income (loss) from discontinued operations, net of taxes	$22	$(6)	$40

NOTE 4. VARIABLE INTEREST ENTITIES

In the normal course of business, the Company enters into ventures or makes investments with business partners that support its underlying business strategy and provide it the ability to enter new markets to expand the reach of its brands, develop new programming and distribute its existing content. In certain instances, an entity in which the Company makes an investment may qualify as a VIE. As of December 31, 2010, the Company’s investments in entities determined to be VIEs primarily consist of The Hub and OWN ventures. The Company previously had ownership interests in various ventures with the BBC, substantially all of which were consolidated. On November 12, 2010, the Company acquired the BBC’s interests in substantially all of their ventures and now wholly owns these entities (Note 3).

As of December 31, 2010, the Company accounts for its interests in substantially all VIEs using the equity method. The aggregate carrying values of investments in VIEs accounted for using the equity method was $453 million and $391 million as of December 31, 2010 and 2009, respectively. The Company’s risk of loss for investments in VIEs was $522 million as of December 31, 2010, which includes the carrying value of its investments and specified future funding commitments. Additionally, the Company may provide an unspecified amount of funding for certain ventures on an as-needed basis. No amounts have been recorded for future funding commitments.

The Hub

On May 22, 2009, the Company and Hasbro, Inc. (“Hasbro”) formed a 50-50 venture. In connection with the formation, the Company sold a 50% interest in the U.S. Discovery Kids network to Hasbro and both parties then contributed their interests in the U.S. Discovery Kids network to the newly formed venture (the “U.S. Discovery Kids Transaction”). The Company received an upfront cash payment of $300 million and the right to certain future payments based on the value of certain tax benefits expected to be received by Hasbro, which is expected to be collected over a period up to 20 years. The present value of the expected future payments at the acquisition date totaled approximately $57 million. The balance of the receivable was $53 million as of December 31, 2010. The Company recognized a pretax gain of $252 million in connection with the formation of the venture, which included $125 million for the 50% interest in the U.S. Discovery Kids network sold to Hasbro and $127 million as a result of “stepping up” its basis for the 50% interest in the U.S. Discovery Kids network contributed to the venture. The network continued to operate as the Discovery Kids network through October 10, 2010, at which time it was rebranded as The Hub, which is a pay-television network that provides children’s and family entertainment and educational programming.

The Company provides the venture with funding and services such as distribution, sales and administrative support. Profits and losses, funding and voting control of the venture are shared 50-50 between the Company and Hasbro. Based upon the level of equity investment at risk, the Company has determined that the venture is a VIE. The Company has determined that it is not the primary beneficiary of the venture because it does not control the activities that are most significant to the venture’s operating performance and success and the venture partners share equally in the profits, losses and funding of the venture.

Discovery has guaranteed a certain level of operating performance for the venture, which is reduced over time as performance targets are achieved. As of December 31, 2010, the remaining maximum exposure to loss under this performance guarantee was below $210 million. The Company believes the likelihood is remote that the performance guarantee will not be achieved and, therefore, will not have a material adverse impact on the Company’s financial position, operating results or cash flows. Accordingly, the fair value of the guarantee as of December 31, 2010 was not material. Discovery is committed to fund up to $15 million to the venture, none of which has been funded through December 31, 2010.

Beginning May 22, 2009, the Company ceased to consolidate the gross operating results of the U.S. Discovery Kids network and began accounting for its interests in the venture using the equity method. However, as Discovery continues to be involved in the operations of the venture, the Company has not presented the financial position, results of operations and cash flows of the U.S. Discovery Kids network recorded through May 21, 2009 as discontinued operations. Accordingly, the Company’s consolidated results of operations for 2009 include the gross operating results of the U.S. Discovery Kids network through May 21, 2009, whereas for subsequent periods Discovery records only its proportionate share of the venture’s net operating results as a component of “Other (expense) income, net” on the Consolidated Statements of Operations.

The carrying value of the Company’s investment in The Hub was $344 million and $361 million as of December 31, 2010 and 2009, respectively.

OWN: Oprah Winfrey Network

The Company has an investment in OWN, a 50-50 venture with Harpo, Inc. (“Harpo”), which operates a television network and website that provides adult lifestyle content focused on self-discovery and self-improvement. On January 1, 2011, the Company contributed the Discovery Health network, including affiliate relationships with cable operators and cable satellite service providers, content licenses and website user information, and Harpo contributed the Oprah.com website and content licenses (Note 23). Effective with the contribution, the Discovery Health network is no longer consolidated.

The Company provides the venture funding and services such as distribution, licensing, sales and administrative support. The Company has assumed all funding requirements, but equally shares voting control with Harpo. Initially, cash distributions will be made by OWN to the Company to repay prior funding. Following repayment of prior funding then due, subsequent cash distributions made by OWN will be shared equally between the Company and Harpo.

Based upon the level of equity investment at risk, the Company has determined that OWN is a VIE. The Company has determined that it is not the primary beneficiary of the venture as it does not control the activities that are most significant to the venture’s operating performance and success. Accordingly, the Company accounts for its investment in OWN using the equity method. Through December 31, 2010, the Company absorbed all net losses generated by OWN as a result of its funding obligations. Effective January 1, 2011, the Company and Harpo share equally in net losses. Once all of the Company’s pre-launch net losses have been recouped, the Company and Harpo will share net income equally.

In August 2010, the Company and Harpo amended the venture agreement which, among other matters, increased Discovery’s funding commitment to OWN from $100 million to $189 million. As of December 31, 2010, Discovery has funded $156 million to OWN, including interest accrued on outstanding borrowings. The Company currently expects to finance any additional funding needs for OWN through member loans. The Company expects to recoup the entire amount funded to OWN, both through its commitments and any additional member loans, provided that the ventures is profitable and has sufficient funds to repay the Company.

Pursuant to the venture agreement, Harpo has the right to require Discovery to purchase Harpo’s interest in OWN every two and one half years commencing five years from the launch of OWN, which occurred on January 1, 2011. The put arrangement provides that the Company would purchase Harpo’s interests at fair market value up to a maximum put amount. The maximum put amount is a range from $100 million on the first put exercise date up to $400 million on the fourth put exercise date.

Other VIEs

Other VIEs principally include various cable and satellite network ventures in which the Company holds ownership interests from 18% to 67%. The carrying value of the Company’s investments in other VIEs accounted for using the equity method was $57 million and $38 million as of December 31, 2010 and 2009, respectively.

NOTE 5. INVESTMENTS

The Company’s investments consisted of the following (in millions).

		As of December 31,
	Balance Sheet Location	2010	2009
			(recast)
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$55	$37
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	172	478
U.S. Treasury securities	Cash and cash equivalents	200	—
Other	Cash and cash equivalents	3	8
Equity method investments	Other noncurrent assets	455	404
Equity method investments	Other noncurrent liabilities	—	(5)

Total investments		$885	$922

Trading Securities

Trading securities include investments in mutual funds held in a separate trust, which are owned as part of the Company’s supplemental retirement plan (Note 14).

Available-for-Sale Securities

During 2009, the Company sold an investment in equity securities for $22 million, which resulted in a pretax gain of $13 million. Approximately $6 million of the pretax gain was a reclassification of unrealized gains from “Other comprehensive income (loss).” During 2008, AMC, which is reflected as discontinued operations, sold equity securities for $24 million in cash, which did not result in any gains or losses.

Equity Method Investments

Equity method investments principally include ownership interests in unconsolidated ventures determined to be VIEs (Note 4). Substantially all equity method investees are privately owned. The carrying value of the Company’s equity-method investments approximates its portion of the underlying net assets of the investees. During 2009, the Company sold an investment in an equity method investee for $2 million, which was recorded as a pretax gain.

During 2008, the Company recognized a pretax impairment charge of $57 million related to an equity method investment, which was recorded in “Other (expense) income, net” on the Consolidated Statements of Operations. The impairment charge reflects an other-than-temporary decline in the fair value of the investee’s common stock following lower than expected operating performance.

NOTE 6. FAIR VALUE MEASUREMENTS

Certain of the Company’s assets and liabilities are recorded at fair value. Fair value measurements are classified according to the following three-level fair value hierarchy established by the FASB.

Level 1	–	measurements based on observable inputs such as quoted prices for identical instruments in active markets.

Level 2	–	measurements based on inputs such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and assumptions are observable in active markets.

Level 3	–	measurements based on valuations derived from present value and other valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in millions).

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Trading securities (Note 14)	$55	$—	$—	$55
Available-for-sale securities (Note 5)	172	203	—	375

Total assets	$227	$203	$—	$430

Liabilities:
Deferred compensation plan (Note 14)	$55	$—	$—	$55
Derivatives (Note 11)	—	2	—	2
Other	—	4	—	4

Total liabilities	$55	$6	$—	$61

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Trading securities (Note 14)	$37	$—	$—	$37
Available-for-sale securities (Note 5)	478	8	—	486
Derivatives (Note 11)	—	7	—	7

Total assets	$515	$15	$—	$530

Liabilities:
Deferred compensation plan (Note 14)	$37	$—	$—	$37
Derivatives (Note 11)	—	40	—	40
Other	—	5	—	5

Total liabilities	$37	$45	$—	$82

Redeemable noncontrolling interests	$—	$—	$49	$49

For trading and available-for-sale securities classified in Level 1, the total fair value is the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair value of the deferred compensation plan liability is determined based on the fair value of the related investments elected by employees.

The fair value of available-for-sale securities classified in Level 2 is the quoted market price per unit in markets that are not active multiplied by the number of units held without consideration of transaction costs.

The fair value of derivative instruments, which consist of interest rate swaps, is determined based on the present value of future cash flows using observable inputs, including interest rates, yield curves and credit spreads.

The fair value of the redeemable noncontrolling interests was an estimated negotiated value.

The carrying values for other financial instruments such as cash, accounts receivable and accounts payable approximated their fair values.

The following table reconciles the beginning and ending balances of Level 3 measurements (in millions).

	Year Ended December 31,
	2010	2009	2008
	Redeemable Noncontrolling Interests	Redeemable Noncontrolling Interests	Other	Redeemable Noncontrolling Interests
Beginning balance	$(49)	$(49)	$(54)	$(49)
Total gains (losses):
Included in net income	—	—	47	—
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances, settlements, net	49	—	—	—
Transfers (in) and/or out of Level 3	—	—	7	—

Ending balance	$—	$(49)	$—	$(49)

During 2010, redeemable noncontrolling interests were purchased in connection with the acquisition of BBC Worldwide’s interests in certain ventures (Note 3). The “Other” liability represents the value of ownership interests in an equity method investee that the Company is obligated to distribute to or liquidate and pay a majority of the sales proceeds to the former owners of a wholly-owned subsidiary. During 2008, the Company recorded an other-than-temporary impairment charge for the decrease in fair value of the equity method investee (Note 5), which resulted in a decrease in the obligation to the former owners. The transfer out of Level 3 during 2008 reflects the change in the Company’s valuation methodology from a discounted cash flows model to the Black-Scholes option pricing model. Gains recognized for liabilities valued using significant unobservable inputs were reported as a component of “Other income (expense), net” on the Consolidated Statements of Operations.

NOTE 7. CONTENT RIGHTS

The following table presents a summary of the components of content rights (in millions).

	As of December 31,
	2010	2009
		(recast)

Produced content rights:
Completed	$1,963	$1,710
In-production	229	209
Coproduced content rights:
Completed	446	448
In-production	76	85
Licensed content rights:
Acquired	297	261
Prepaid	19	13

Content rights, at cost	3,030	2,726
Accumulated amortization	(1,702)	(1,444)

Total content rights, net	1,328	1,282
Less: current portion	83	75

Noncurrent portion	$1,245	$1,207

Content expense was $714 million, $706 million and $651 million for 2010, 2009 and 2008, respectively. The Company estimates that approximately 96% of unamortized costs of content rights, excluding content in-production and prepaid licenses, as of December 31, 2010 will be amortized within the next three years. The Company expects to amortize $531 million of unamortized content rights, excluding content in-production, and prepaid licenses, during the next twelve months.

The Company enters into arrangements whereby it collaborates with third parties to finance, develop and distribute programming (“coproduced content”). The Company capitalizes the net cost of coproduced content and amortizes them in accordance with its content amortization policy. The Company’s policy is to record cash receipts for distribution, advertising and royalty revenue that result from the use of coproduced content as gross revenue as the Company acts as principal. The Company generally does not allocate revenue to specific content rights, and there were no royalty revenues or expenses associated with coproduction partners during 2010, 2009 and 2008. Content costs of $122 million, $123 million and $88 million were capitalized as part of coproduction arrangements during 2010, 2009 and 2008, respectively.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in millions).

	As of December 31,
	2010	2009
		(recast)

Land, buildings and leasehold improvements	$284	$280
Broadcast equipment	364	307
Capitalized software costs	170	164
Office equipment, furniture, fixtures and other	235	232

Property and equipment, at cost	1,053	983
Accumulated depreciation	(654)	(574)

Property and equipment, net	$399	$409

Property and equipment includes assets acquired under capital lease arrangements, primarily satellite transponders, with gross carrying values of $155 million and $133 million as of December 31, 2010 and 2009, respectively. The related accumulated amortization for capital lease assets was $41 million and $27 million as of December 31, 2010 and 2009, respectively.

The net book value of capitalized software costs was $34 million and $43 million as of December 31, 2010 and 2009, respectively.

Depreciation expense for property and equipment, including amortization of capitalized software costs and capital lease assets, totaled $92 million, $102 million and $105 million for 2010, 2009 and 2008, respectively. Amortization of capitalized software costs was $17 million, $24 million and $21 million for 2010, 2009 and 2008, respectively.

In addition to the capitalized property and equipment included in the above table, the Company rents certain facilities and equipment under operating lease arrangements. Rental expense for operating leases totaled $83 million, $80 million and $119 million for 2010, 2009 and 2008, respectively.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill, by reportable segment, were as follows (in millions).

	International	International	International	International
	U.S. Networks	International Networks	Education and Other	Total
Balance as of December 31, 2008 (recast)	$5,591	$1,273	$27	$6,891
Dispositions	(437)	—	—	(437)
Purchase price adjustments	(17)	—	—	(17)
Impairments	—	(6)	—	(6)
Foreign currency translation and other adjustments	(2)	4	—	2

Balance as of December 31, 2009 (recast)	5,135	1,271	27	6,433
Acquisitions	—	13	—	13
Impairments	—	—	(11)	(11)
Foreign currency translation and other adjustments	—	(4)	3	(1)

Balance as of December 31, 2010	$5,135	$1,280	$19	$6,434

During 2010, goodwill increased slightly due to $13 million of goodwill acquired in connection with the acquisition of an uplink facility (Note 3), partially offset by an $11 million impairment of goodwill at the Education and Other segment related to the Company’s postproduction audio business.

During 2009, goodwill decreased $458 million, which was principally attributable to a $437 million reduction related to the U.S. Discovery Kids Transaction (Note 4). The amount of goodwill allocated to the U.S. Discovery Kids network was based on the relative fair values of the network and the portion of the U.S. Networks segment that was retained. Goodwill also decreased during 2009 for a $17 million reversal of a deferred tax liability related to the 2007 acquisition of HowStuffWorks.com, Inc. (“HSW”). The Company also recorded a $6 million impairment of goodwill in 2009 at its International Networks segment related to the Antenna Audio business, which is reported as discontinued operations.

Total amounts allocated to goodwill and accumulated goodwill impairments were as follows (in millions).

	As of December 31,
	2010	2009
Goodwill, gross	$6,445	$6,439
Accumulated impairments	(11)	(6)

Goodwill, net	$6,434	$6,433

The accumulated goodwill impairment as of December 31, 2009 relates to the impairment of goodwill at the Company’s Antenna Audio business, which was sold on September 1, 2010 and, therefore, is not included in the accumulated goodwill impairment balance as of December 31, 2010.

Intangible Assets

Intangible assets consisted of the following (in millions, except years).

	Accumulated	Accumulated	Accumulated	Accumulated	Accumulated	Accumulated	Accumulated
	Weighted Average Amortization Period (Years)	As of December 31, 2010			As of December 31, 2009
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
					(recast)	(recast)	(recast)

Intangible assets subject to amortization:
Trademarks	6	$32	$(22)	$10	$32	$(16)	$16
Customer lists	24	524	(99)	425	526	(68)	458
Other	5	6	(4)	2	2	(1)	1

Total		562	(125)	437	560	(85)	475
Intangible assets not subject to amortization:
Trademarks		168	—	168	168	—	168

Total		$730	$(125)	$605	$728	$(85)	$643

Intangible assets, net decreased $38 million during the year ended December 31, 2010 due primarily to amortization expense. Amortization expense for finite-lived intangible assets is recognized using the straight-line method over the estimated useful lives of the assets. Amortization expense related to finite-lived intangible assets, which excludes impairments, was $38 million, $50 million and $75 million for 2010, 2009 and 2008, respectively.

Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	Thereafter	Thereafter	Thereafter	Thereafter	Thereafter	Thereafter
	2011	2012	2013	2014	2015	Thereafter
Amortization expense	$32	$29	$26	$26	$26	$298

The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions, or impairments.

Impairment Analysis

During the fourth quarter of 2010, the Company completed its annual impairment review of goodwill and indefinite-lived intangible assets. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairments were recorded. The fair values of the reporting units were determined using a DCF model and market-based valuation models utilizing multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Both models resulted in substantially similar fair values. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit.

During the third quarter of 2010, the Company recorded an $11 million pretax noncash impairment charge related to goodwill at its postproduction audio business, which is a component of the Education and Other segment. Management determined that the decline in the operating results for its postproduction audio business no longer appeared cyclical, but rather a long-term performance decline. The fair value of the postproduction audio business was estimated using a DCF model.

During 2009, the Company was required to perform an interim impairment review of goodwill and long-lived assets, including intangible assets, at its U.S. Networks segment due to the U.S. Discovery Kids Transaction (Note 4). The Company used the purchase consideration provided by Hasbro to determine the fair value of the network. The Company used a DCF model and market-based valuation models utilizing multiples of EBITDA and revenues to determine the fair value of the portion of the U.S. Networks segment remaining with the Company. As a result of this review, the Company recorded pretax noncash impairment charges of $17 million and $3 million related to intangible assets and capitalized software, respectively. The impairments reflected a decline in operating performance and market multiples for certain asset groups in the U.S. Networks segment.

Also in 2009, the Company recorded pretax noncash impairment charges of $6 million and $6 million related to goodwill and intangible assets, respectively, at its International Networks segment. The goodwill impairment charge reflects a decline in operating performance at the Company’s Antenna Audio business, which is reported as discontinued operations. The impairment of finite-lived intangible assets was due to a decline in operating performance for an asset group in EMEA. The fair values were estimated using DCF models.

During 2008, the Company recorded pretax noncash impairment charges of $30 million related to intangible assets at its HSW business, which was a component of the U.S. Networks segment. The impairments reflect lower than lower than expected operating performance and a decline in long term expectations. The fair values were estimated using DCF models.

Impairment charges were recorded in “Restructuring and impairment charges” on the Consolidated Statements of Operations.

NOTE 10. DEBT

Outstanding debt consisted of the following (in millions).

	As of December 31,
	2010	2009
$1.5 billion Term Loan B, due quarterly September 2007 to May 2014	$—	$1,463
$500 million Term Loan C, due quarterly June 2009 to May 2014	—	496
8.37% Senior Notes, semi-annual interest, due March 2011	—	220
8.13% Senior Notes, semi-annual interest, due September 2012	—	235
Floating Rate Senior Notes, semi-annual interest, due December 2012	—	90
3.70% Senior Notes, semi-annual interest, due June 2015	850	—
6.01% Senior Notes, semi-annual interest, due December 2015	—	390
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	—
Capital lease and other obligations	126	114

Total long-term debt	3,626	3,508
Unamortized discount	(8)	(13)

Long-term debt, net	3,618	3,495
Less current portion of long-term debt	20	38

Noncurrent portion of long-term debt	$3,598	$3,457

Senior Notes

On June 3, 2010, DCL issued $850 million aggregate principal amount of 3.70% Senior Notes maturing on June 1, 2015, $1.3 billion aggregate principal amount of 5.05% Senior Notes maturing on June 1, 2020 and $850 million aggregate principal amount of 6.35% Senior Notes maturing on June 1, 2040. DCL received approximately $3.0 billion in proceeds, net of a $6 million issuance discount and $24 million of issuance costs recorded as deferred financing costs. DCL may, at its option, redeem some or all of these senior notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase. Interest on the senior notes is payable on June 1 and December 1 of each year, beginning on December 1, 2010.

The Company used the net proceeds of the offering plus cash on hand to repay $1.5 billion outstanding under its Term Loan B, $487 million outstanding under its Term Loan C, net of the original issue discount, $220 million outstanding under its 8.37% Senior Notes due March 2011, $235 million outstanding under its 8.13% Senior Notes due September 2012, $90 million outstanding under its Floating Rate Senior Notes due December 2012, $390 million outstanding under its 6.01% Senior Notes due December 2015 and $114 million for make-whole premiums. The repayments resulted in a pretax loss on extinguishment of debt of $136 million, which included $114 million for make-whole premiums, $12 million of noncash write-offs of unamortized deferred financing costs and $10 million for the repayment of the original issue discount on the Company’s term loans.

On August 19, 2009, DCL issued $500 million aggregate principal amount of 5.625% Senior Notes maturing on August 15, 2019. DCL received $492 million in proceeds, net of a $3 million issuance discount and $5 million of issuance costs recorded as deferred financing costs. DCL used the net proceeds of the offering to repay $428 million of indebtedness outstanding under its Term Loan A. The remaining proceeds were used for general corporate purposes. DCL may, at its option, redeem some or all of these senior notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.

All senior notes outstanding as of December 31, 2010 are unsecured and rank equally in right of payment with all of DCL’s other unsecured senior indebtedness and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery.

The outstanding senior notes contain certain nonfinancial covenants, events of default and other customary provisions. The Company was in compliance with all covenants and customary provisions and there were no events of default as of December 31, 2010.

Term Loan

On May 14, 2009, Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of Discovery, entered into a $500 million term loan (“Term Loan C”). DCH received net proceeds of $478 million, which were used to repay $163 million and $315 million of indebtedness outstanding under DCL’s Term Loan A and revolving credit facility, respectively. Indebtedness under Term Loan C was due in equal quarterly installments. The outstanding balance under Term Loan C was repaid in full in June 2010 using the offering proceeds from the senior notes issued in June 2010 as noted above.

Revolving Credit Facility

On October 13, 2010, DCL entered into a credit agreement among DCL as the borrower, Discovery as guarantor, the lenders named therein and Bank of America, N.A., as administrative agent, swing line lender and letters of credit issuer. On October 13, 2010, in connection with the execution of the credit agreement, DCL terminated its previous revolving credit facility.

The credit agreement provides for a $1.0 billion revolving credit facility, which includes a $500 million sublimit for multicurrency borrowings, a $200 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans. The revolving credit facility also contains an expansion option permitting DCL to request an increase of the borrowing capacity from time to time up to an aggregate additional $1.0 billion from any of the lenders or other eligible lenders as may be invited to join the revolving credit facility, that elect to make such increase available, upon the satisfaction of certain conditions. The obligations under the credit agreement are unsecured and are fully and unconditionally guaranteed by Discovery. Proceeds from the revolving credit facility must be used for working capital, capital expenditures and other lawful corporate purposes.

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

DCL is required to pay a facility fee equal to the Applicable Rate, which will range from 0.175% to 0.40% based on DCL’s credit ratings from time to time, multiplied by the actual daily amount of the Lender’s aggregate commitments under the senior credit facility, regardless of usage. The facility fee is payable quarterly in arrears. DCL will also pay a letter of credit fee equal to the Applicable Rate for Eurocurrency rate loans times the dollar equivalent of the daily amount available to be drawn under such letter of credit.

DCL may optionally prepay the loans or irrevocably reduce or terminate the unutilized portion of the commitments under the New Revolving Credit Facility, in whole or in part, without premium or penalty at any time by the delivery of a notice to that effect as provided under the credit agreement.

There were no amounts drawn under the revolving credit facility as of December 31, 2010.

The revolving credit facility contains affirmative and negative covenants, including an interest coverage ratio and leverage ratio, events of default, and other customary provisions. The Company was in compliance with all covenants and customary provisions and there were no events of default as of December 31, 2010.

Debt Repayment Schedule

The following table presents a summary of scheduled and estimated debt payments, excluding capital lease obligations and other notes payable, for the succeeding five years based on the amount of debt outstanding as of December 31, 2010 (in millions).

	Thereafter	Thereafter	Thereafter	Thereafter	Thereafter	Thereafter
	2011	2012	2013	2014	2015	Thereafter
Long-term debt payments	$—	$—	$—	$—	$850	$2,650

Scheduled payments for capital lease obligations outstanding as of December 31, 2010 are disclosed in Note 20.

Fair Value

The fair value of the Company’s debt was $3.7 billion and $3.6 billion as of December 31, 2010 and 2009, respectively. The fair value of the Company’s publicly traded debt was determined using quoted market prices and the fair value of the private debt was estimated based on current market rates and credit pricing for similar debt types and maturities.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments principally to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

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

The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in its earnings and cash flows associated with changes in foreign currency exchange rates. The Company may designate foreign exchange spot, forward and option contracts as cash flow hedges. There were no significant foreign exchange derivative instruments outstanding during 2010, 2009 and 2008.

The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to mitigate economic exposures of the Company.

As a result of refinancing most of its debt in June 2010 (Note 10), the Company discontinued hedge accounting for $1.8 billion notional amount of fixed interest rate swaps designated as cash flow hedges. The change in designation resulted in reclassifying losses of $27 million from “Accumulated other comprehensive loss” on the Consolidated Balance Sheets to “Other (expense) income, net” on the Consolidated Statements of Operations. In June 2010, fixed and variable interest rate swaps with a total notional amount of $1.8 billion either matured or were settled prior to maturity for which the Company paid $24 million.

The following tables present the notional amount and fair value of the Company’s derivatives (in millions).

		Asset Derivatives
		As of December 31,
		2010		2009
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	$—	$—	$760	$4

Derivatives not designated as hedging instruments:
Interest rate contracts	Other noncurrent assets	—	—	50	3

Total asset derivatives		$—	$—	$810	$7

		Liability Derivatives
		As of December 31,
		2010		2009
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current liabilities	$—	$—	$900	$21
Interest rate contracts	Other noncurrent liabilities	—	—	100	—

Total		—	—	1,000	21

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	—	—	1	—
Interest rate contracts	Other current liabilities	375	2	—	—
Interest rate contracts	Other noncurrent liabilities	—	—	375	19

Total		375	2	376	19

Total liability derivatives		$375	$2	$1,376	$40

The following table presents the impact of derivative instruments on income and other comprehensive income (loss) for 2010 and 2009 (in millions).

		Year Ended December 31,
	Instrument Type	2010	2009
Derivatives designated as hedging instruments:
Amount recognized in “Other comprehensive income (loss),” gross of tax	Interest rate contacts	$(31)	$(3)
Amount reclassified from “Accumulated other comprehensive loss” into “Interest expense, net”	Interest rate contacts	$(18)	$(57)
Amount excluded from effectiveness testing and recorded in “Other (expense) income, net”	Interest rate contacts	$—	$(1)
Derivatives not designated as hedging instruments:
Amount recognized in “Other (expense) income, net”	Interest rate contacts	$(29)	$21

NOTE 12. EQUITY

Common Stock

The Company has authorized, issued and there are outstanding three series of common stock: Series A common stock, Series B convertible common stock and Series C common stock. Holders of Series A, Series B and Series C common stock have equal rights, powers and privileges, except as otherwise noted. Holders of Series A common stock are entitled to one vote per share and holders of Series B convertible common stock are entitled to ten votes per share on all matters voted on by stockholders, except for directors to be elected by holders of the Company’s Series A convertible preferred stock. Holders of Series C common stock are not entitled to any voting rights, except as required by Delaware law. Generally, holders of Series A and Series B common stock and Series A convertible preferred stock vote as one class, except for certain preferential rights afforded to holders of Series A convertible preferred stock.

Holders of Series A, Series B and Series C common stock will participate equally in any cash dividends declared by the Board of Directors, subject to any preferential rights of any outstanding preferred stock.

Each share of Series B convertible common stock is convertible, at the option of the holder, into one share of Series A common stock. Series A and Series C common stock are not convertible.

Generally, distributions made in shares of Series A, Series B or Series C common stock will be made proportionally to all common stockholders. In the event of a reclassification, subdivision or combination of any series of common stock, the shares of the other series of common stock will be equally reclassified, subdivided or combined.

In the event of a liquidation, dissolution, or winding up of Discovery, after payment of Discovery’s debts and liabilities and subject to preferential rights of any outstanding preferred stock, holders of Series A, Series B and Series C common stock and holders of Series A and Series C preferred stock will share equally in any assets available for distribution to holders of common stock.

In connection with the formation of Discovery on September 17, 2008, the Company issued 134 million, 7 million and 141 million shares of its Series A common stock, Series B common stock, and Series C common stock, respectively, to the former stockholders of DHC.

Preferred Stock

The Company has authorized, issued and there are outstanding two series of preferred stock: Series A convertible preferred stock and Series C convertible preferred stock. In addition to the 150 million shares authorized for Series A and Series C convertible preferred stock (75 million for each series) disclosed on the Consolidated Balance Sheets, the Company has authorized 50 million shares of preferred stock that are undesignated and issuable in accordance with the provisions of the Company’s charter. As of December 31, 2010, all outstanding shares of Series A and Series C convertible preferred stock are held by Advance Newhouse Programming Partnership (“Advance/Newhouse”).

Holders of Series A and Series C convertible preferred stock have equal rights, powers and privileges, except as otherwise noted. Except for the election of common stock directors, the holders of Series A convertible preferred stock are entitled to vote on matters to which holders of Series A and Series B common stock are entitled to vote and holders of Series C convertible preferred stock are entitled to vote on matters to which holders of Series C common stock are entitled to vote pursuant to Delaware law. Series A convertible preferred stockholders vote on an as converted to common stock basis together with the Series A and Series B common stock; as a single class on all matters except the election of directors. Additionally, through its ownership of the Series A and Series C convertible preferred stock, Advance/Newhouse has special voting rights on certain matters and the right to elect three directors. Holders of the Company’s common stock are not entitled to vote in the election of such directors. Advance/Newhouse retains these rights so long as it or its permitted transferees own or have the right to vote such shares that equal at least 80% of the shares of Series A convertible preferred stock issued to Advance/Newhouse in connection with the formation of Discovery plus any Series A convertible preferred stock released from escrow, as may be adjusted for certain capital transactions (the “Base Amount”).

Subject to the prior preferences and other rights of any senior stock, holders of Series A and Series C convertible preferred stock will participate equally with common stockholders on an as converted to common stock basis in any cash dividends declared by the Board of Directors.

Each share of Series A and Series C convertible preferred stock is convertible, at the option of the holder, into one share of Series A or Series C common stock, respectively, subject to anti-dilution adjustments. Additionally, the Company and Advance/Newhouse are parties to an escrow agreement that entitles Advance/Newhouse to additional shares of Series A or Series C convertible preferred stock in the event the Company issues common stock to settle the exercise of stock options and stock appreciation rights that the Company assumed in connection with the formation of Discovery on September 17, 2008. The Company initially placed approximately 1.6 million shares of Series A and Series C convertible preferred stock (approximately 800,000 for each series) into an escrow account pursuant to this agreement. The Company records a noncash stock dividend when the additional shares of preferred stock become due to Advance/Newhouse. The dividend recorded for each preferred share due to Advance/Newhouse is measured at the fair value of the Series A or Series C convertible preferred stock on September 17, 2008, which is the date Discovery was formed and entered into the obligation to contingently issue additional preferred shares to Advance/Newhouse. Generally, each share of Series A and Series C convertible preferred stock will automatically convert into the applicable series of common stock if such shares are transferred from Advance/Newhouse to a third-party and such transfer is not a permitted transfer. Additionally, all of the outstanding Series A and Series C convertible preferred stock will automatically convert into the applicable series of common stock at such time as the number of outstanding shares of Series A convertible preferred stock is less than 80% of the Base Amount.

In the event of a liquidation, dissolution and winding up of Discovery, after payment of Discovery’s debts and liabilities and subject to the prior payment with respect to any stock ranking senior to Series A and Series C convertible preferred stock, the holders of Series A and Series C convertible preferred stock will receive, before any payment or distribution is made to the holders of any common stock or other junior stock, an amount (in cash or property) equal to $0.01 per share. Following payment of such amount and the payment in full of all amounts owing to the holders of securities ranking senior to Discovery’s common stock, holders of Series A and Series C convertible preferred stock will share equally on an as converted to common stock basis with the holders of common stock any assets remaining for distribution to such holders.

In connection with the formation of Discovery on September 17, 2008, the Company issued 70 million and 70 million shares of its Series A convertible preferred and Series C convertible preferred stock, respectively, to Advance/Newhouse.

Stock Repurchase Program

On August 3, 2010, the Company implemented a stock repurchase program, pursuant to which it is authorized to purchase up to $1.0 billion of its common stock. The Company expects to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under its revolving credit facility and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions and other factors. The repurchase program does not have an expiration date. During 2010, the Company repurchased 2.99 million shares of its Series C common stock for an aggregate purchase price of $105 million through open market transactions. The repurchases were funded using cash on hand. As of December 31, 2010, the Company had remaining authorization of $895 million for future repurchases of common stock. The stock repurchases were recorded in a separate account at cost, which is reported as a reduction in equity. The $105 million aggregate purchase price of the acquired stock was recorded in “Treasury stock, at cost” on the Consolidated Balance Sheet as a reduction of equity.

Preferred Stock Repurchase

On December 13, 2010, the Company repurchased and retired approximately 13.73 million shares of its Series C convertible preferred stock from Advance/Newhouse for an aggregate purchase price of $500 million. The repurchase was made outside of the Company’s publicly announced stock repurchase program. The $500 million aggregate purchase price was recorded as a decrease of $100,000 to par value, $234 million to additional paid-in capital, and $266 million to retained earnings because the additional paid-in capital related to the series of shares repurchased was reduced to zero.

Stock Dividends to Preferred Interests

The Company declared noncash stock dividends of $1 million, $8 million and zero to its preferred stock shareholder during 2010, 2009 and 2008, respectively. The Company released approximately 43,000, 254,000, and zero of its Series A common stock and approximately 60,000, 211,000, and zero of its Series C common stock from escrow during 2010, 2009 and 2008, respectively, in payment of most of the dividends declared. The Company is contractually obligated to issue the dividends upon the issuance of its common stock to settle the exercise of stock options and stock appreciation rights that it assumed in connection with its formation on September 17, 2008.

Other Comprehensive (Loss) Income

The tax effects related to each component of “Other comprehensive (loss) income” were as follows (in millions).

	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
Year ended December 31, 2008:
Foreign currency translation adjustments	$(94)	$35	$(59)
Market value adjustments and reclassifications for securities and derivatives	(38)	13	(25)

Other comprehensive loss	$(132)	$48	$(84)

Year ended December 31, 2009:
Foreign currency translation adjustments	$42	$(15)	$27
Market value adjustments and reclassifications for securities and derivatives	47	(17)	30

Other comprehensive income	$89	$(32)	$57

Year ended December 31, 2010:
Foreign currency translation adjustments	$(30)	$11	$(19)
Market value adjustments and reclassifications for securities and derivatives	11	(4)	7

Other comprehensive loss	$(19)	$7	$(12)

The components of “Accumulated other comprehensive loss” were as follows (in millions).

	As of December 31,
	2010	2009	2008
Foreign currency translation adjustments, net	$(39)	$(20)	$(47)
Market value adjustments and reclassifications for securities and derivatives, net	6	(1)	(31)

Ending balance	$(33)	$(21)	$(78)

NOTE 13. STOCK-BASED COMPENSATION

The Company has various incentive plans under which unit awards, SARs, stock options, PRSUs and RSUs have been issued. The Company does not intend to grant additional unit awards and SARs, which are cash-settled, except as may be required by contract or to employees in countries in which stock options, PRSUs, or RSUs are not permitted. As of December 31, 2010, the Company has reserved a total of 50 million shares of its Series A and Series C common stock for future exercises of stock options and vesting of PRSUs and RSUs. Upon exercise of stock options or vesting of PRSUs and RSUs, the Company issues new shares from its existing authorized but unissued shares. There were 45 million shares of common stock in reserves that were available for future grant under the incentive plans as of December 31, 2010.

Stock-Based Compensation Expense

Stock-based compensation expense (benefit) recognized by the Company consisted of the following (in millions).

	Year Ended December 31,
	2010	2009	2008
Unit awards	$127	$143	$(78)
SARs	13	61	4
Stock options	30	22	4
PRSUs and RSUs	12	1	—
Other	—	1	4

Total stock-based compensation expense (benefit)	$182	$228	$(66)

Tax (benefit) expense recognized	$(68)	$(80)	$24

Compensation expense for all awards was recorded as a component of “Selling, general and administrative” expense on the Consolidated Statements of Operations. As of December 31, 2010 and 2009, the Company recorded total liabilities of $125 million and $143 million, respectively, for cash-settled awards. The current portion of the liability for cash-settled awards was $118 million as of December 31, 2010.

Stock-Based Award Activity

Unit Awards

Unit award activity for 2010 was as follows (in millions, except price and years).

	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Unit Awards	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Unvested as of December 31, 2009	12.4	$19.36
Granted	2.0	$31.81
Vested	(5.5)	$19.29		$117
Forfeited	(0.7)	$23.23

Unvested as of December 31, 2010	8.2	$22.07	0.83	$182

Vested and expected to vest as of December 31, 2010	8.4	$21.94	0.77	$190

Vested and unpaid as of December 31, 2010	0.6	$20.85		$16

Unit awards represent the right to receive a cash payment for the amount by which the vesting price exceeds the grant price. The vesting price is the average closing price of the Company’s Series A common stock over the 10 trading days immediately preceding and including the vesting date and the 10 trading days immediately subsequent to the vesting date. The grant price is based on the average closing price of the Company’s Series A common stock over the 10 trading days immediately preceding and including the grant date and the 10 trading days immediately following the grant date. For certain awards the average grant price and average vesting price include a premium. Unit awards vest ratably in increments of 25% per year over four years beginning one year from the grant date based on continuous service and are generally settled within sixty days of vesting. Unit awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company made cash payments totaling $101 million, $58 million and $49 million during 2010, 2009 and 2008, respectively, to settle vested unit awards. As of December 31, 2010, there was $72 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 1.86 years. Of the 8.2 million unit awards unvested as of December 31, 2010, 4.9 million and 1.9 million are scheduled to vest during 2011 and 2012, respectively.

Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. The fair value of outstanding unit awards is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of outstanding unit awards as of December 31, 2010 and 2009 were as follows.

	As of December 31,
	2010	2009
Risk-free interest rate	0.39%	0.68%
Expected term (years)	0.80	1.08
Expected volatility	28.97%	38.80%
Dividend yield	—	—

The weighted-average fair value of unit awards outstanding as of December 31, 2010 and 2009 was $23.35 and $15.53, respectively, per unit award.

SARs

SAR activity for 2010 was as follows (in millions, except price and years).

	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	SARs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	3.1	$14.48
Granted	—	$—
Exercised	(3.0)	$14.46		$55
Forfeited	—	$—

Outstanding as of December 31, 2010	0.1	$20.70	3.71	$1

Vested and expected to vest as of December 31, 2010	0.1	$20.68	3.70	$1

SARs entitle the holder to receive a cash payment for the amount by which the price of the Company’s Series A common stock exceeds the base price established on the grant date. SARs are granted with a base price equal to or greater than the closing market price of the Company’s Series A common stock on the date of grant. Substantially all SARs consisted of two separate vested tranches with the first tranche having vested 100% on March 15, 2009 and the second tranche having vested 100% on March 15, 2010. Vesting was based on continuous service. Holders were able to exercise the first tranche of SARs at their election until March 15, 2010. The payment to settle exercises of the first tranche of SARs was based on the amount by which the price of the Company’s Series A common stock on the exercise date exceeded the base price established on the grant date. All outstanding SARs for the second tranche were automatically exercised as of March 31, 2010. The payment to settle the second tranche of SARs was based on the amount by which the average closing price of the Company’s common stock over the 10 trading days immediately preceding and including the vesting date and the 10 trading days immediately subsequent to the vesting date exceeded the base price established on the grant date. The Company made cash payments totaling $55 million, $23 million and zero during 2010, 2009 and 2008, respectively, for the exercise of SARs.

Because SARs are cash-settled, the Company remeasures the fair value and compensation expense of outstanding SAR each reporting date until settlement. The fair value of unvested SARs is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of outstanding SARs as of December 31, 2010 and 2009 were as follows.

	As of December 31,
	2010	2009
Risk-free interest rate	1.01%	0.23%
Expected term (years)	3.71	0.27
Expected volatility	34.54%	26.95%
Dividend yield	—	—

The weighted-average fair value of SARs outstanding as of December 31, 2010 and 2009 was $25.11 and $16.25, respectively, per SAR.

Stock Options

Stock option activity for 2010 was as follows (in millions, except price and years).

	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	17.2	$16.31
Granted	2.2	$35.65
Exercised	(3.2)	$15.21		$76
Forfeited	(0.5)	$17.44

Outstanding as of December 31, 2010	15.7	$19.26	5.21	$350

Vested and expected to vest as of December 31, 2010	15.1	$19.23	5.36	$340

Exercisable as of December 31, 2010	3.9	$16.06	5.85	$99

Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s Series A common stock on the date of grant. Substantially all stock options vest ratably either in increments of approximately 33 1/3% each year over three years or in 25% increments each year over four years beginning one year from the grant date based on continuous service and expire three to ten years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company received cash payments totaling $47 million, $28 million and zero during 2010, 2009 and 2008, respectively, from the exercise of stock options. As of December 31, 2010, there was $68 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.95 years.

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2010, 2009 and 2008 were as follows.

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.08%	1.70%	3.15%
Expected term (years)	4.99	3.71	6.05
Expected volatility	38.27%	45.60%	39.32%
Dividend yield	—	—	—

The weighted-average grant date fair value of options granted during 2010, 2009 and 2008 was $13.03, $6.45, and $6.11, respectively, per option.

PRSUs

PRSU activity for 2010 was as follows (in millions, except price).

	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	PRSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	—	$—
Granted	1.0	$32.87
Converted	—	$—
Forfeited	—	$—

Outstanding as of December 31, 2010	1.0	$32.84	2.12	$41

Vested and expected to vest as of December 31, 2010	0.9	$32.87	2.16	$37

The Company has granted PRSUs to certain senior level executives. PRSUs represent the contingent right to receive shares of the Company’s Series A common stock, substantially all of which vest over three to four years based on continuous service and whether the Company achieves certain operating performance targets. The performance targets for substantially all PRSUs are cumulative measures over a three year period of the Company’s adjusted operating income before depreciation and amortization (as defined in Note 21), free cash flows and revenues. The number of PRSUs that vest principally range from 0% to 100% based on a sliding scale where achieving or exceeding the performance target will result in 100% of the PRSUs vesting and achieving less than 80% of the target will result in no portion of the PRSUs vesting. Additionally, for certain PRSUs the Company’s Compensation Committee has discretion in determining the final amount of units that vest. Upon vesting, each PRSU becomes convertible into a share of the Company’s Series A common stock on a one-for-one basis. Holders of PRSUs would not receive payments or accruals of dividends or dividend equivalents in the event the Company was to pay regular cash dividends until such PRSUs are converted into shares of the Company’s common stock.

The Company records compensation expense for PRSUs ratably over the longer of the service period or performance period assuming a portion of the performance targets will be achieved. If the Company determines that achievement of the performance targets is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the award is reversed in the period in which the Company makes its determination.

Compensation expense is separately recorded for each vesting tranche of PRSUs for a particular grant. For most PRSUs, the Company measures the fair value and related compensation cost based on the closing price of the Company’s Series A common stock on the grant date. For PRSUs for which the Company’s Compensation Committee has discretion in determining the final amount of units that vest, compensation cost is remeasured at each reporting date based on the closing price of the Company’s Series A common stock. There were no material amounts of PRSUs outstanding during the year ended December 31, 2009.

As of December 31, 2010, there was $22 million of unrecognized compensation cost, net of expected forfeitures, related to PRSUs, which is expected to be recognized over a weighted-average period of 2.16 years based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.

RSUs

RSUs vest ratably each year over periods of one to four years based on continuous service. As of December 31, 2010, there were approximately 500,000 outstanding RSUs with a weighted-average grant price of $32.28. There was $11 million of unrecognized compensation cost, net of expected forfeitures as of December 31, 2010, related to RSUs, which is expected to be recognized over a weighted-average period of 2.71 years.

NOTE 14. RETIREMENT SAVINGS PLANS

The Company has defined contribution and other savings plans for the benefit of its employees that meet certain eligibility requirements. Eligible employees may contribute a portion of their eligible compensation to the plans, which may be subject to certain statutory limitations. The Company pays a discretionary matching contribution, subject to plan provisions, which vest immediately.

The Company paid discretionary matching contributions of $13 million, $15 million, and $12 million during 2010, 2009, and 2008, respectively, which were recorded as a component of “Selling, general and administrative” on the Consolidated Statements of Operations.

The Company’s savings plans include a deferred compensation plan through which members of the Company’s management team in the U.S. may elect to defer up to 50% of their eligible compensation. The amounts deferred are invested in various mutual funds at the direction of the executive, which are used to finance payment of the deferred compensation obligation. Distributions from the deferred compensation plan are made upon termination or other events as specified in the plan.

The Company has established a separate trust to hold the investments that finance the deferred compensation obligation. The accounts of the separate trust are included in the Company’s consolidated financial statements. The values of the investments in the separate trust and the deferred compensation obligation were both $55 million and $37 million as of December 31, 2010 and 2009, respectively. The investments are included in “Prepaid expenses and other current assets” and the deferred compensation obligation is included in “Accrued liabilities” on the Consolidated Balance Sheets.

The values of the investments and deferred compensation obligation are recorded at fair value. Changes in the fair value of the investments are offset by changes in the fair value of the deferred compensation obligation. Changes in the fair values of the investments and deferred compensation obligation were not material for 2010, 2009, and 2008.

NOTE 15. EXIT AND RESTRUCTURING CHARGES

Exit and restructuring charges, by reportable segment, during 2010, 2009 and 2008 were as follows (in millions).

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)
U.S. Networks	$3	$12	$27
International Networks	9	8	2
Education and Other	—	1	—
Corporate	2	5	2

Total exit and restructuring charges	$14	$26	$31

Exit and restructuring charges, by major category, during 2010, 2009 and 2008 were as follows (in millions).

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)
Contract termination costs	$3	$5	$7
Employee relocation/terminations	11	21	22
Other	—	—	2

Total exit and restructuring charges	$14	$26	$31

Changes in exit and restructuring liabilities during 2010, 2009 and 2008 were as follows (in millions).

	Contract Termination Costs	Employee Relocations/ Terminations	Total

Liability as of January 1, 2008	$—	$11	$11
Net accruals	7	22	29
Cash paid	(1)	(15)	(16)

Liabilities as of December 31, 2008	$6	$18	$24
Net accruals	5	21	26
Cash paid	(3)	(26)	(29)

Liabilities as of December 31, 2009 (recast)	$8	$13	$21
Net accruals	3	11	14
Cash paid	(6)	(14)	(20)

Liabilities as of December 31, 2010	$5	$10	$15

Exit and restructuring charges for 2010 related to the realignment of the International Networks segment, cost reduction initiatives in the U.S., and the contribution of the Discovery Health network to OWN. Effective January 1, 2011, the International Networks reporting structure was realigned into the following four regions: Western Europe, which includes the U.K. and western European countries; Central and Eastern Europe, Middle East and Africa, (“CEEMEA”); Latin America; and Asia-Pacific. Previously, the International Networks segment reported its operations in the following four regions: United Kingdom (“U.K.”); Europe (excluding the U.K.), Middle East and Africa (“EMEA”); Latin America; and Asia-Pacific. The 2010 charges primarily consisted of severance costs associated with the elimination of certain positions and contract termination and other associated costs.

The exit and restructuring charges incurred during 2009 related to realignments of portions of the Company’s operations to better align its organizational structure with its strategic priorities, the transition of the commerce business to a licensing model, and cost reduction initiatives. The realignment reflected changes to the Company’s organizational structure in an effort to centralize certain functions that were previously performed by various departments throughout the Company. Charges incurred during 2009 primarily consisted of severance costs associated with the elimination of certain positions and contract termination and other associated costs.

For 2008, exit and restructuring costs primarily related to a contract termination, management changes, cost reduction efforts, and the transition of the commerce business to a licensing model. These charges reflected changes to the Company’s organizational structure with the Company’s new strategic priorities and to respond to continuing changes within the media industry.

As of December 31, 2010, exit and restructuring related accruals expected to be paid within one year totaling $13 million were included in “Accrued liabilities” on the Consolidated Balance Sheets. The Company does not expect to incur a significant amount of additional costs with respect to these particular activities.

NOTE 16. INCOME TAXES

The domestic and foreign components of income from continuing operations before income taxes were as follows (in millions).

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)

Domestic	$568	$744	$582
Foreign	367	295	175

Income from continuing operations before income taxes	$935	$1,039	$757

The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)

Current:
Federal	$184	$389	$84
State and local taxes	30	41	15
Foreign	63	60	74

	277	490	173

Deferred:
Federal	8	(15)	158
State and local taxes	5	(3)	24
Foreign	(2)	(3)	(2)

	11	(21)	180

Provision for income taxes	$288	$469	$353

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and the effective income tax rate were as follows.

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal income taxes	3%	2%	2%
Change in valuation allowance affecting tax expense	—%	(1)%	(4)%
Effect of foreign operations	—%	—%	3%
DHC tax on equity method income from DCH	—%	—%	12%
Domestic production activity deductions	(3)%	(2)%	(1)%
Non-deductible goodwill	—%	11%	—%
Release of foreign tax reserve	(3)%	—%	—%
Other, net	(1)%	—%	—%

Effective income tax rate	31%	45%	47%

Discovery’s effective tax rate for 2010 differed from the federal statutory rate of 35% due primarily to the reversal of a $28 million foreign tax reserve as a result of a foreign tax authority completing its tax audit and providing the Company notification that certain tax years will not be adjusted and production activity deductions, which were partially offset by state taxes.

The effective tax rate for 2009 differed from the federal statutory rate of 35% due primarily to a permanent difference on the $252 million gain from the U.S. Discovery Kids Transaction and state income taxes, which were partially offset by deductions for production activities and the release of a valuation allowance of $12 million.

The effective tax rate for 2008 differed from the federal income tax rate of 35% primarily due to DHC’s recognition of $91 million of deferred tax expense related to its investment in DCH during the period prior to the completion of the Discovery Formation, which was partially offset by the release of an $18 million valuation allowance for deferred tax assets and the release of a $10 million valuation allowance on deferred tax assets related to net operating loss carry-forwards. Other items affecting the 2008 effective tax rate include the conversion from deducting foreign taxes to claiming foreign tax credits and unrecognized foreign tax positions.

Components of deferred income tax assets and liabilities were as follows (in millions).

	As of December 31,
	2010	2009
		(recast)

Deferred income tax assets:
Accounts receivable	$5	$7
Tax attribute carry-forward	83	70
Unrealized loss on derivatives and foreign currency translation adjustments	21	14
Property and equipment	23	16
Accrued liabilities and other	148	149

Total deferred income tax assets	280	256
Valuation allowance	(13)	(22)

Net deferred income tax assets	267	234

Deferred income tax liabilities:
Intangible assets	(147)	(122)
Content rights	(183)	(178)
Unrealized gain on investments	(38)	(15)
Equity method investment	(78)	(77)
Notes receivable	(20)	(21)
Other	(24)	(18)

Total deferred income tax liabilities	(490)	(431)

Net deferred income tax liabilities	$(223)	$(197)

The Company’s deferred income tax assets and liabilities were reported on the Consolidated Balance Sheets as follows (in millions).

	As of December 31,
	2010	2009
		(recast)

Deferred income tax assets	$81	$71
Deferred income tax liabilities	(304)	(268)

Net deferred income tax liabilities	$(223)	$(197)

As of December 31, 2010, the Company has federal operating and capital loss carry-forwards of $81 million that begin to expire in 2022, foreign tax credit carry-forwards of $47 million that begin to expire at the end of 2017, and state operating loss carry-forwards of $248 million in various state jurisdictions that begin to expire at the end of 2012. The deferred tax asset related to the state operating loss carry-forwards of $8 million is subject to a valuation allowance of $8 million. The use of the federal operating loss carry-forwards are subject to annual limitations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest amounts) is as follows (in millions).

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)

Beginning balance	$71	$74	$—
Discovery Formation	—	—	89
Additions based on tax positions related to the current year	10	2	1
Additions for tax positions of prior years	3	2	10
Reductions for tax positions of prior years	—	(6)	(8)
Settlements	(26)	(1)	(11)
Reductions as result of statute lapse	—	(1)	—
Additions for foreign currency exchange rates	5	1	(7)

Ending balance	$63	$71	$74

As of December 31, 2009, the Company’s unrecognized tax benefit (excluding related interest expense) was $71 million. The balance decreased by $8 million (excluding related interest expense) during the year ended December 31, 2010 to $63 million. The reduction for tax positions of prior years was primarily a result of a settlement of prior year foreign tax reserve offset by increase in U.S. and foreign tax reserve.

The balances as of December 31, 2010, 2009 and 2008 included $42 million, $53 million and $49 million, respectively, of unrecognized tax benefits, that if recognized, would reduce our income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions.

Discovery and its subsidiaries file U.S. federal, state, and foreign income tax returns. We have recently been notified by the Internal Revenue Service (“IRS”) that our 2009 and 2008 consolidated federal income tax returns will be examined. With few exceptions, the Company is no longer subject to audit by the IRS, state tax authorities, or foreign tax authorities for years prior to 2006. Certain of the Company’s subsidiaries are currently under examination for the 2006 tax year. The Company does not expect any significant adjustments.

It is reasonably possible that the total amount of unrecognized tax benefits related to tax positions could decrease by as much as $18 million within the next twelve months as a result of settlement of audit issues and/or payment of uncertain tax liabilities. Included in the balance at December 31, 2010 are $7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to classify tax interest and penalties related to unrecognized tax benefits as tax expense. As of December 31, 2010, 2009 and 2008, the Company had accrued approximately $6 million, $9 million and $8 million, respectively, of total interest payable related to uncertain tax positions, respectively.

NOTE 17. NET INCOME PER SHARE AVAILABLE TO DISCOVERY COMMUNICATIONS, INC. STOCKHOLDERS

The following table presents a reconciliation of income and weighted average number of shares outstanding between basic and diluted income per share (in millions, except per share amounts).

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)
Numerator:
Income from continuing operations, net of taxes	$647	$570	$404
Less:
Net income attributable to noncontrolling interests	(16)	(15)	(127)
Stock dividends to preferred interests	(1)	(8)	—

Income from continuing operations available to Discovery Communications, Inc. stockholders	630	547	277

Income (loss) from discontinued operations available to Discovery Communications, Inc. stockholders	22	(6)	40

Net income available to Discovery Communications, Inc. stockholders	$652	$541	$317

Denominator:
Weighted average shares outstanding — basic	425	423	321
Dilutive effect of equity awards	4	2	1

Weighted average shares outstanding — diluted	429	425	322

Income (Loss) Per Share:
Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$1.48	$1.29	$0.86

Diluted	$1.47	$1.29	$0.86

Income (loss) per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$0.05	$(0.01)	$0.12

Diluted	$0.05	$(0.01)	$0.12

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$1.53	$1.28	$0.99

Diluted	$1.52	$1.27	$0.98

Income per share amounts may not foot since each is calculated independently.

The weighted average number of shares for 2010, 2009 and 2008 include Discovery’s outstanding Series A, Series B and Series C common shares, as well as Discovery’s outstanding Series A and Series C convertible preferred shares. All series of the Company’s common and preferred shares are included in the weighted average number of shares outstanding when calculating both basic and diluted income per share as the holder of each common and preferred series legally participates equally in any per share distributions.

Diluted income per share adjusts basic income per share for the dilutive effect of outstanding stock options, stock settled SARs and RSUs that are either fully vested or vest based only on service conditions, using the treasury stock method. The Company has also granted PRSUs that vest based on both service and the Company’s achievement of operating performance targets. For performance-based instruments, diluted income per share also adjusts basic income per share for the number of common shares for which the performance targets have been achieved when the effect is dilutive and excludes such instruments when the performance targets have not been achieved.

Diluted income per share for 2010 excluded three million stock options because their inclusion would have been anti-dilutive, one million PRSUs because the performance targets have not been achieved, and one million contingently issuable preferred shares for which specific criteria have not been met. Diluted income per share for 2009 excluded two million anti-dilutive stock options and one million contingently preferred shares because specific criteria have not been met. Diluted income per share for 2008 excluded nine million anti-dilutive stock options.

NOTE 18. SUPPLEMENTAL DISCLOSURES

Valuation and Qualifying Accounts

Changes in valuation and qualifying accounts consisted of the following (in millions).

	Beginning of Year	Additions	Write-offs	Utilization	Other	End of Year

2010:
Allowance for doubtful accounts	$15	$3	$(6)	$—	$1	$13
Deferred tax valuation allowance	22	3	(9)	(3)	—	13
2009:
Allowance for doubtful accounts	16	4	(6)	—	1	15
Deferred tax valuation allowance	32	1	—	(11)	—	22
2008:
Allowance for doubtful accounts	18	6	(4)	—	(4)	16
Deferred tax valuation allowance	44	22	(3)	(31)	—	32

Other changes in the above table primarily include foreign currency translation adjustments.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions).

	As of December 31,
	2010	2009
		(recast)
Tax receivable	$116	$9
Other	109	81

Total prepaid expenses and other current assets	$225	$90

Accrued Liabilities

Accrued liabilities consisted of the following (in millions).

	As of December 31,
	2010	2009
		(recast)
Accrued payroll and related benefits	$214	$191
Content rights payable	55	50
Accrued income taxes	29	38
Accrued interest	26	25
Accrued other	69	79

Total accrued liabilities	$393	$383

Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in millions).

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)
Unrealized gains (losses) on derivative instruments, net	$13	$26	$(22)
Realized losses on derivative instruments, net	(42)	(6)	(9)
Loss from equity investees	(57)	(24)	(65)
Realized gains on sales of investments (Note 5)	—	15	—
Reduction of liability to former owners of a wholly-owned subsidiary (Note 6)	—	—	47
Other, net	—	2	(2)

Total other (expense) income, net	$(86)	$13	$(51)

NOTE 19. RELATED PARTY TRANSACTIONS

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

Transactions with DIRECTV through June 16, 2010 have been reported as related party transactions. Effective with the conversion of Dr. Malone’s DIRECTV stock and Dr. Malone and the other member resigning from the DIRECTV board, transactions with DIRECTV after June 16, 2010 are not reported as related party transactions. Revenues from transactions with DIRECTV were $104 million, or 3% of total revenues, $208 million, or 6% of total revenues, and $165 million, or 5% of total revenues, for 2010, 2009 and 2008, respectively. Expenses from transactions with DIRECTV were not significant for 2010, 2009 and 2008. The Company’s December 31, 2009 “Receivables, net” balances included $42 million due from DIRECTV.

Discovery’s Board also includes three members who serve as directors of Liberty Global, Inc. (“Liberty Global”), including Dr. Malone, who is Chairman of the Board of Liberty Global, and three persons who are currently directors of Liberty Media Corporation (“Liberty Media”), also including Dr. Malone, the Chairman of the Board of Liberty Media. Dr. Malone beneficially owns shares representing approximately 42% of the aggregate voting power of Liberty Global and also beneficially owns shares of Liberty Media representing approximately 34% of the aggregate voting power of its outstanding stock.

Revenues from transactions with both Liberty Global and Liberty Media totaled $31 million, or 1% of total revenues, $30 million, or 1% of total revenues, and $24 million, or 1% of total revenues, for 2010, 2009 and 2008, respectively. Expenses from transactions with both Liberty Global and Liberty Media for 2010, 2009 and 2008 were not significant. The Company’s “Receivables, net” balances included insignificant amounts due from both Liberty Global and Liberty Media as of December 31, 2010 and 2009.

Effective January 25, 2010, Dr. Malone joined the Board of Directors of Ascent Media Corporation (“AMC”). Dr. Malone owns 1% of AMC’s Series A common stock and 85% of AMC’s Series B common stock, effectively providing him voting equity securities representing approximately 30% of the voting power with respect to the general election of directors.

Transactions with AMC on and subsequent to January 25, 2010 have been reported as related party transactions as a result of Dr. Malone joining AMC’s board. Operating expenses from transactions with AMC were $41 million, or 2% of total operating expenses, for 2010. Revenues from transactions with AMC for 2010 were not significant. During the third quarter, the Company received a refund from the IRS, which eliminated a $12 million obligation to AMC. The benefit was recorded as a component of discontinued operations (Note 3). Additionally, the Company acquired the London uplink facility from a subsidiary of AMC for $35 million on February 17, 2010 (Note 3).

Dr. Malone serves as a director on Discovery’s board and owns shares representing approximately 23% of the aggregate voting power (other than with respect to the election of the common stock directors) of Discovery’s outstanding stock. Dr. Malone controls approximately 31% of the Company’s aggregate voting power relating to the election of the eight common stock directors, assuming that the preferred stock held by Advance/Newhouse Programming Partnership has not been converted into shares of Discovery’s common stock.

As a result of this common directorship and ownership, transactions with Liberty Global, Liberty Media and AMC and their subsidiaries and equity method investees have been considered related party transactions, and with DIRECTV through June 2010. The majority of the amounts received under contractual arrangements with DIRECTV, Liberty Global and Liberty Media entities relate to multi-year network distribution arrangements and network services. Revenues under these arrangements include annual rate increases and are based on the number of subscribers receiving the related programming. AMC provides services, such as satellite uplink, systems integration, origination and postproduction to Discovery.

Advance/Newhouse Preferred Stock Repurchase

On December 13, 2010, the Company repurchased approximately 13.73 million shares of its Series C convertible preferred stock from Advance/Newhouse for an aggregate purchase price of $500 million.

Other Related Parties

Other related parties primarily include unconsolidated investees accounted for using the equity method, including unconsolidated VIEs described in Note 4. The Company provides equity method investees with content, funding or services such as distribution, licensing, sales and administrative support. Revenues from transactions with the Company’s other related parties were $58 million, or 2% of total revenues, $28 million, or 1% of total revenues, and $44 million, or 1% of total revenues, for 2010, 2009 and 2008, respectively. Expenses from transactions with the Company’s other related parties were $13 million, or approximately 1% of total operating expenses, approximately zero, and $56 million, or 2% of total operating expenses for 2010, 2009, and 2008, respectively. The Company’s “Receivables, net” balances include $9 million due from the Company’s other related parties as of December 31, 2010. As of December 31, 2009, the Company’s “Receivables, net” balances included insignificant amounts due from the Company’s other related parties. The Company’s “Other noncurrent assets” balance as of December 31, 2010 included $52 million for the carrying value of note receivable, net of losses absorbed from an equity method investee. The Company’s “Other current liabilities” balance as of December 31, 2010 and 2009 included insignificant amounts due to equity investees.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of December 31, 2010, our significant contractual commitments, including related payments due by period, were as follows (in millions).

	Year Ending December 31,
	Leases
	Operating	Capital	Content	Other	Total
2011	$58	$35	$319	$177	$589
2012	59	24	45	118	246
2013	45	18	33	102	198
2014	56	15	28	46	145
2015	30	14	—	34	78
Thereafter	92	53	—	199	344

Total minimum payments	340	159	425	676	1,600
Less amounts representing interest	—	34	—	—	34

Total	$340	$125	$425	$676	$1,566

The Company enters into multi-year lease arrangements for transponders, office space, studio facilities, and other equipment. Most leases are not cancelable prior to their expiration.

Content purchase obligations include obligations for contracts with certain third-party producers for the production of programming that airs the Company’s on our television networks. Production contracts generally require the Company to purchase a specified number of episodes of the program. Content purchase obligations also include program licenses that typically require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for airing and programs that have not yet been produced. If the programs are not produced, the Company’s commitments would generally expire without obligation.

Other purchase obligations include multi-year agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing research, employment contracts, equipment purchases, and information technology and other services. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30 day to 60 day advance notice without penalty.

In addition to the amounts in the above table, the Company is committed to fund up to $234 million to certain ventures, of which $165 million had been funded through December 31, 2010. Information regarding certain of the Company’s funding commitments is set forth in Note 4.

Guarantees

The Company has guaranteed a certain level of operating performance for The Hub venture, which is reduced over time as performance criteria are achieved. As of December 31, 2010, the remaining maximum exposure to loss under this performance guarantee was below $210 million. Information regarding the Company’s guarantee is set forth in Note 4.

Legal Matters

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 21. REPORTABLE SEGMENTS

In 2010, the Company realigned its commerce business, which sells and licenses Discovery branded merchandise, from the Commerce, Education and Other segment into the U.S. Networks segment in order to better align the management of the Company’s online operations. In connection with this realignment, the Commerce, Education and Other segment was renamed the Education and Other segment. The 2009 and 2008 financial information has been recast to reflect the realignment. Accordingly, the results of operations of the commerce business are included as a component of the U.S. Networks segment for all periods presented.

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

The following tables present summarized financial information for each of the Company’s reportable segments (in millions).

Revenues by Segment

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)
U.S. Networks	$2,363	$2,170	$2,115
International Networks	1,251	1,131	1,097
Education and Other	153	148	143
Corporate and inter-segment eliminations	6	9	27

Total revenues	$3,773	$3,458	$3,382

Adjusted OIBDA by Segment

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)
U.S. Networks	$1,365	$1,229	$1,118
International Networks	545	445	382
Education and Other	15	16	12
Corporate and inter-segment eliminations	(226)	(204)	(201)

Total Adjusted OIBDA	$1,699	$1,486	$1,311

Reconciliation of Total Adjusted OIBDA to Total Operating Income

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)

Total Adjusted OIBDA	$1,699	$1,486	$1,311
Amortization of deferred launch incentives	(42)	(55)	(75)
Mark-to-market stock-based compensation	(142)	(205)	69
Depreciation and amortization	(130)	(152)	(180)
Restructuring and impairment charges	(25)	(52)	(61)
Gains on dispositions	—	252	—

Total operating income	$1,360	$1,274	$1,064

Total Assets by Segment

	As of December 31,
	2010	2009
		(recast)

U.S. Networks	$2,218	$2,078
International Networks	1,127	1,157
Education and Other	74	97
Corporate	7,600	7,620

Total assets	$11,019	$10,952

Total assets allocated to “Corporate” in the above table includes the Company’s goodwill balance as the financial reports reviewed by the Company’s CODM do not include an allocation of goodwill to each reportable segment. Goodwill by reportable segment is disclosed in Note 9.

Capital Expenditures by Segment

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)

U.S. Networks	$5	$7	$20
International Networks	16	15	17
Education and Other	4	4	2
Corporate	24	27	26

Total capital expenditures	$49	$53	$65

Capital expenditures for 2009 and 2008 exclude payments of $2 million and $37 million, respectively, for discontinued operations.

Revenues by Country

	Year Ended December 31,
	2010	2009	2008
		(recast)	(recast)

U.S.	$2,504	$2,297	$2,279
Non-U.S.	1,269	1,161	1,103

Total revenues	$3,773	$3,458	$3,382

Distribution and advertising revenues are attributed to country based on the location of the Company’s viewers. Other revenues are attributed to country based on customer location.

Property and Equipment by Country

	As of December 31,
	2010	2009
		(recast)

U.S.	$244	$296
Non-U.S.	155	113

Total property and equipment, net	$399	$409

Property and equipment allocated to country based on the Company’s country of domicile and location of asset.

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data, by quarter, for 2010 and 2009 were as follows (in millions).

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2010(1)(2)(3)(4)(5)(6)(9)
Revenues	$869	$963	$926	$1,015
Costs of revenues, excluding depreciation and amortization	$267	$254	$261	$291
Operating income	$282	$372	$312	$394
Income from continuing operations, net of taxes	$173	$110	$164	$200
Income from discontinued operations, net of taxes	—	—	25	(3)

Net income	173	110	189	197
Less net income attributable to noncontrolling interests	(4)	(3)	(3)	(6)

Net income attributable to Discovery Communications, Inc.	169	107	186	191
Stock dividends to preferred interests	—	(1)	—	—

Net income available to Discovery Communications, Inc. stockholders	$169	$106	$186	$191

Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$0.40	$0.25	$0.38	$0.46

Diluted	$0.39	$0.25	$0.37	$0.45

Income (loss) per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$—	$—	$0.06	$(0.01)

Diluted	$—	$—	$0.06	$(0.01)

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.40	$0.25	$0.44	$0.45

Diluted	$0.39	$0.25	$0.43	$0.45

Weighted average shares outstanding:
Basic	425	426	426	422

Diluted	429	431	431	428

2009 (recast)(1)(5)(7)(8)(9)(10)(11)
Revenues	$806	$865	$837	$950
Costs of revenues, excluding depreciation and amortization	$249	$251	$251	$293
Operating income	$251	$497	$221	$305
Income from continuing operations, net of taxes	$125	$182	$103	$160
(Loss) income from discontinued operations, net of taxes	(2)	(1)	1	(4)

Net income	123	181	104	156
Less net income attributable to noncontrolling interests	(4)	(2)	(4)	(5)

Net income attributable to Discovery Communications, Inc.	119	179	100	151
Stock dividends to preferred interests	—	(2)	(6)	—

Net income available to Discovery Communications, Inc. stockholders	$119	$177	$94	$151

Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$0.29	$0.42	$0.22	$0.36

Diluted	$0.29	$0.42	$0.22	$0.36

Loss per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$—	$—	$—	$(0.01)

Diluted	$—	$—	$—	$(0.01)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.28	$0.42	$0.22	$0.36

Diluted	$0.28	$0.42	$0.22	$0.35

Weighted average shares outstanding:
Basic	422	422	424	425

Diluted	422	424	427	429

(1)

Income per share amounts for the quarters and full years have each been calculated separately. Accordingly, income per share amounts for a particular quarter may not foot. Additionally, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

(2)

The results of operations for the quarter ended March 31, 2010 include a $28 million reversal of foreign tax reserves, $4 million of losses on interest rate swaps, and $3 million of exit and restructuring charges.

(3)	The results of operations for the quarter ended June 30, 2010 include a $136 million loss on extinguishment of debt and $23 million of losses on interest rate swaps.
(4)

The results of operations for the quarter ended September 30, 2010 include a $12 million reversal of a tax payable related to discontinued operations, an $11 million pretax noncash impairment charge related to goodwill, and $4 million of exit and restructuring charges. Additionally, the Company repurchased 1.12 million shares of its Series C common stock.

(5)

On September 1, 2010, the Company sold its Antenna Audio business for net cash proceeds of $24 million, which resulted in a $9 million gain, net of taxes. The Company previously reported a $12 million gain, net of taxes, in its results of operations for the quarter ended September 30, 2010. However, during the quarter ended December 31, 2010 the Company recorded an adjustment to a deferred tax asset, which reduced the gain by $3 million. The operating results of Antenna Audio have been reported as discontinued operations for all periods prior to September 1, 2010. Certain quarterly financial data in the above table for the quarters ended March 31, 2010 and 2009 vary from the amounts previously reported on the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 due to subsequent presentation of Antenna Audio as discontinued operations.

(6)

The results of operations for the quarter ended December 31, 2010 include $7 million of exit and restructuring charges. Additionally, the Company repurchased 1.87 million shares of its Series C common stock and 13.73 million shares of its Series C convertible preferred stock.

(7)	The results of operations for the quarter ended March 31, 2009 include $3 million of exit and restructuring charges.
(8)

The results of operations for the quarter ended June 30, 2009 include $26 million of pretax noncash impairment charges related to intangible assets and software, $13 million of gains on the sale of investments, a $12 million reversal of a tax valuation allowance, and $9 million of exit and restructuring charges.

(9)

On May 22, 2009, the Company sold a 50% interest in the U.S. Discovery Kids network to Hasbro. Both parties then contributed their interests in the U.S. Discovery Kids network to a newly formed venture. The Company recognized a pretax gain of $252 million in connection with this transaction. As the Company continues to be involved in the operations of the venture subsequent to its formation, the results of operations of the U.S. Discovery Kids network have not been presented as discontinued operations. Therefore, the Company’s results of operations for periods prior to May 22, 2009 include the gross revenues and expenses of the U.S. Discovery Kids network. For periods subsequent to May 22, 2009, the Company’s results of operations include only its proportionate share of the U.S. Discovery Kids network net operating results under the equity method of accounting.

(10)	The results of operations for the quarter ended September 30, 2009 include $2 million of exit and restructuring charges.
(11)	The results of operations for the quarter ended December 31, 2009 include $12 million of exit and restructuring charges and $2 million of gains on the sale of investments.

NOTE 23. SUBSEQUENT EVENTS

On January 1, 2011, the Company contributed the Discovery Health network to OWN, including affiliate relationships with cable operators and DTH satellite service providers, content licenses and website user information. The contribution did not impact the Company’s ownership interest, voting control, or governance rights. The Company will record the contribution at fair value as an increase to its equity investment in OWN. The Company may recognize a non-recurring gain or loss during the quarter ending March 31, 2011 for the difference between the fair values and book values of its retained interests in the contributed assets. As of the time of filing this Annual Report on Form 10-K, the determination of the fair value of the contributed assets has not been completed.

Beginning January 1, 2011, any future net losses generated by OWN will be allocated to both venture partners based on their proportionate ownership interests, which were 50-50 on January 1, 2011. Previously, the Company recognized 100% of OWN’s net losses. Any future net income generated by OWN will initially be allocated 100% to the Company up to the amount of net losses previously recognized by the Company prior to the contribution. After the Company has recouped its losses, any excess net income will be allocated to both venture partners based on their proportionate ownership interests.

NOTE 24. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

DCL and the non-guarantor subsidiaries of DCL are the primary operating subsidiaries of the Company. DCL’s primary operations are the Discovery Channel and TLC in the U.S. The non-guarantor subsidiaries of DCL include the Animal Planet channel and most of the other U.S. networks, the international networks, the education businesses and most of the Company’s websites and other digital media businesses.

The non-guarantor subsidiaries of DCL are wholly-owned subsidiaries of DCL with the exception of certain ventures and other equity method investments. DCL is a wholly-owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% ownership interest through Discovery Holding Company (“DHC”). DHC is included in other non-guarantor subsidiaries of the Company.

The supplemental condensed consolidating financial information should be read in conjunction with the consolidated financial statements of the Company.

As of December 31, 2010 and 2009, the cash and cash equivalents of the non-guarantor subsidiaries of DCL included $12 million and $40 million, respectively, of cash related to consolidated ventures that is only available for use by the ventures.

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

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$369	$93	$4	$—	$466
Receivables, net	—	—	391	476	13	—	880
Content rights, net	—	—	8	75	—	—	83
Prepaid expenses and other current assets	109	3	105	89	1	(1)	306

Total current assets	109	3	873	733	18	(1)	1,735

Investment in and advances to subsidiaries	8,530	6,091	4,129	—	6,484	(25,234)	—

Noncurrent content rights, net	—	—	557	688	—	—	1,245
Goodwill	—	—	3,876	2,558	—	—	6,434
Other noncurrent assets	—	12	872	726	7	(12)	1,605

Total assets	$8,639	$6,106	$10,307	$4,705	$6,509	$(25,247)	$11,019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$216	$260	$5	$(1)	$480
Current portion of long-term debt	—	—	6	14	—	—	20
Other current liabilities	—	1	121	162	1	—	285

Total current liabilities	—	1	343	436	6	(1)	785

Long-term debt	—	—	3,513	85	—	—	3,598
Other noncurrent liabilities	—	—	360	47	8	(12)	403

Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	2,414	1,777	(57)	4,702	1,143	(9,979)	—
Equity (deficit) attributable to Discovery Communications, Inc.	6,225	4,328	6,148	(565)	5,352	(15,263)	6,225

Equity and advances attributable to Discovery Communications, Inc.	8,639	6,105	6,091	4,137	6,495	(25,242)	6,225
Noncontrolling interests	—	—	—	—	—	8	8

Total equity	8,639	6,105	6,091	4,137	6,495	(25,234)	6,233

Total liabilities and equity	$8,639	$6,106	$10,307	$4,705	$6,509	$(25,247)	$11,019

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$476	$144	$3	$—	$623
Receivables, net	—	—	371	431	14	(4)	812
Content rights, net	—	—	15	60	—	—	75
Prepaid expenses and other current assets	1	—	100	60	—	—	161

Total current assets	1	—	962	695	17	(4)	1,671

Investment in and advances to subsidiaries	8,633	8,138	4,062	—	6,552	(27,385)	—

Noncurrent content rights, net	—	—	541	674	—	(8)	1,207

Goodwill	—	—	3,876	2,546	11	—	6,433
Other noncurrent assets	—	42	909	755	7	(72)	1,641

Total assets	$8,634	$8,180	$10,350	$4,670	$6,587	$(27,469)	$10,952

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23	$4	$206	$220	$5	$(12)	$446
Current portion of long-term debt	—	20	5	13	—	—	38
Other current liabilities	—	21	108	170	—	—	299

Total current liabilities	23	45	319	403	5	(12)	783

Long-term debt	—	1,928	1,460	69	—	—	3,457
Other noncurrent liabilities	—	1	433	64	17	(72)	443

Redeemable noncontrolling interests	—	—	—	49	—	—	49

Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	2,414	2,534	2,705	4,970	1,644	(14,267)	—
Equity (deficit) attributable to Discovery Communications, Inc.	6,197	3,672	5,433	(893)	4,921	(13,133)	6,197

Equity and advances attributable to Discovery Communications, Inc.	8,611	6,206	8,138	4,077	6,565	(27,400)	6,197
Noncontrolling interests	—	—	—	8	—	15	23

Total equity	8,611	6,206	8,138	4,085	6,565	(27,385)	6,220

Total liabilities and equity	$8,634	$8,180	$10,350	$4,670	$6,587	$(27,469)	$10,952

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$1,636	$2,078	$67	$(8)	$3,773

Cost of revenues, excluding depreciation and amortization listed below	—	—	364	656	60	(7)	1,073
Selling, general and administrative	11	—	390	774	11	(1)	1,185
Depreciation and amortization	—	—	39	89	2	—	130
Restructuring and impairment charges	—	—	3	11	11	—	25

	11	—	796	1,530	84	(8)	2,413

Operating (loss) income	(11)	—	840	548	(17)	—	1,360

Equity in earnings of subsidiaries	661	725	382	—	441	(2,209)	—
Interest expense, net	—	(48)	(149)	(6)	—	—	(203)
Loss on extinguishment of debt	—	(20)	(116)	—	—	—	(136)
Other (expense) income, net	—	(32)	(59)	5	—	—	(86)

Income from continuing operations before income taxes	650	625	898	547	424	(2,209)	935

Benefit from (provision for) income taxes	3	37	(179)	(153)	4	—	(288)

Income from continuing operations, net of taxes	653	662	719	394	428	(2,209)	647
Income from discontinued operations, net of taxes	—	—	6	4	12	—	22

Net income	653	662	725	398	440	(2,209)	669

Less net income attributable to noncontrolling interests	—	—	—	(11)	—	(5)	(16)

Net income attributable to Discovery Communications, Inc.	653	662	725	387	440	(2,214)	653
Stock dividends to preferred interests	(1)	—	—	—	—	—	(1)

Net income available to Discovery Communications, Inc. stockholders	$652	$662	$725	$387	$440	$(2,214)	$652

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$1,577	$1,825	$71	$(15)	$3,458

Cost of revenues, excluding depreciation and amortization listed below	—	—	357	635	60	(8)	1,044
Selling, general and administrative	8	—	377	799	11	(7)	1,188
Depreciation and amortization	—	—	49	103	—	—	152
Restructuring and impairment charges	—	—	12	40	—	—	52
Gains on dispositions	—	—	(252)	—	—	—	(252)

	8	—	543	1,577	71	(15)	2,184

Operating (loss) income	(8)	—	1,034	248	—	—	1,274

Equity in earnings of subsidiaries	553	637	170	—	372	(1,732)	—
Interest expense, net	—	(123)	(121)	(4)	—	—	(248)

Other (expense) income, net	—	(1)	8	6	—	—	13

Income from continuing operations before income taxes	545	513	1,091	250	372	(1,732)	1,039

Benefit from (provision for) income taxes	4	45	(454)	(59)	(5)	—	(469)

Income from continuing operations, net of taxes	549	558	637	191	367	(1,732)	570

Loss from discontinued operations, net of taxes	—	—	—	(6)	—	—	(6)

Net income	549	558	637	185	367	(1,732)	564

Less net income attributable to noncontrolling interests	—	—	—	(11)	—	(4)	(15)

Net income attributable to Discovery Communications, Inc.	549	558	637	174	367	(1,736)	549
Stock dividends to preferred interests	(8)	—	—	—	—	—	(8)

Net income available to Discovery Communications, Inc. stockholders	$541	$558	$637	$174	$367	$(1,736)	$541

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries

Revenues	$—	$—	$1,528	$1,793	$76	$(15)	$3,382

Cost of revenues, excluding depreciation and amortization listed below	—	—	340	614	55	(7)	1,002
Selling, general and administrative	3	—	322	730	28	(8)	1,075
Depreciation and amortization	—	—	48	130	2	—	180
Restructuring and impairment charges	—	—	20	41	—	—	61

	3	—	730	1,515	85	(15)	2,318

Operating (loss) income	(3)	—	798	278	(9)	—	1,064
Equity in earnings of subsidiaries	319	520	125	—	191	(1,155)	—
Interest expense, net	—	(102)	(145)	(9)	—	—	(256)
Other income (expense), net	—	1	(34)	(18)	—	—	(51)

Income from continuing operations before income taxes	316	419	744	251	182	(1,155)	757
Benefit from (provision for) income taxes	1	36	(224)	(107)	(59)	—	(353)

Income from continuing operations, net of taxes	317	455	520	144	123	(1,155)	404

(Loss) income from discontinued operations, net of taxes	—	—	—	(4)	44	—	40

Net income	317	455	520	140	167	(1,155)	444
Less net income attributable to noncontrolling interests	—	—	—	(4)	—	(123)	(127)

Net income attributable to Discovery Communications, Inc.	$317	$455	$520	$136	$167	$(1,278)	$317

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(137)	$(47)	$339	$507	$6	$—	$668

Investing Activities
Purchases of property and equipment	—	—	(11)	(36)	(2)	—	(49)
Business acquisitions, net of cash acquired	—	—	—	(38)	—	—	(38)
Proceeds from dispositions, net	—	—	13	11	—	—	24
Investments in and advances to equity investees	—	—	(114)	(13)	—	—	(127)

Cash used in investing activities	—	—	(112)	(76)	(2)	—	(190)

Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	2,970	—	—	—	2,970
Principal repayments of long-term debt	—	(1,948)	(935)	—	—	—	(2,883)
Principal repayments of capital leases obligations	—	—	(5)	(5)	—	—	(10)
Repurchases of common and preferred stock	(605)	—	—	—	—	—	(605)
Purchase of noncontrolling interests	—	—	—	(148)	—	—	(148)
Cash distributions to noncontrolling interests	—	—	(16)	(15)	—	—	(31)
Proceeds from stock option exercises	66	—	—	—	—	—	66
Inter-company contributions and other financing activities, net	676	1,995	(2,348)	(320)	(3)	—	—

Cash provided by (used in) financing activities	137	47	(334)	(488)	(3)	—	(641)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	—	6

Net change in cash and cash equivalents	—	—	(107)	(51)	1	—	(157)

Cash and cash equivalents, beginning of period	—	—	476	144	3	—	623

Cash and cash equivalents, end of period	$—	$—	$369	$93	$4	$—	$466

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries

Operating Activities
Cash provided by (used in) operating activities	$31	$(64)	$248	$427	$—	$—	$642

Investing Activities
Purchases of property and equipment	—	—	(23)	(29)	(3)	—	(55)
Proceeds from dispositions, net	—	—	300	—	—	—	300
Proceeds from sale of securities	—	—	22	2	—	—	24
Investments in and advances to equity investees	—	—	(30)	(1)	—	—	(31)

Cash provided by (used in) investing activities	—	—	269	(28)	(3)	—	238

Financing Activities
Net repayments of revolver loans	—	—	(315)	—	—	—	(315)
Borrowings from long-term debt, net of discount and issuance costs	—	478	492	—	—	—	970
Principal repayments of long-term debt	—	(19)	(993)	—	—	—	(1,012)
Principal repayments of capital leases obligations	—	—	(4)	(10)	—	—	(14)
Cash distributions to noncontrolling interests	—	—	—	(13)	—	—	(13)
Proceeds from stock option exercises	28	—	—	—	—	—	28
Inter-company contributions and other financing activities, net	(59)	(395)	766	(315)	3	—	—

Cash (used in) provided by financing activities	(31)	64	(54)	(338)	3	—	(356)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	—	5

Net change in cash and cash equivalents	—	—	463	66	—	—	529
Cash and cash equivalents, beginning of period	—	—	13	78	3	—	94

Cash and cash equivalents, end of period	$—	$—	$476	$144	$3	$—	$623

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

(in millions)

(recast)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(10)	$(85)	$395	$253	$20	$—	$573

Investing Activities
Purchases of property and equipment	—	—	(28)	(41)	(33)	—	(102)
Net cash acquired from Discovery Formation	—	—	—	39	—	—	39
Business acquisitions, net of cash acquired	—	—	—	(8)	—	—	(8)
Investments in and advances to equity method investees	—	—	(4)	—	—	—	(4)
Proceeds from dispositions	—	—	—	—	139	—	139
Proceeds from sale of securities	—	—	—	—	24	—	24

Cash (used in) provided by investing activities	—	—	(32)	(10)	130	—	88

Financing Activities
Ascent Media Corporation spin-off	—	—	—	—	(356)	—	(356)
Net repayments of revolver loans	—	—	(23)	(102)	—	—	(125)
Principal repayments of long-term debt	—	(15)	(242)	—	—	—	(257)
Principal repayments of capital leases obligations	—	—	(2)	(27)	—	—	(29)
Inter-company contributions and other financing activities, net	10	100	(83)	(34)	—	—	(7)

Cash provided by (used in) financing activities	10	85	(350)	(163)	(356)	—	(774)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	—	(2)

Net change in cash and cash equivalents	—	—	13	78	(206)	—	(115)
Cash and cash equivalents, beginning of period	—	—	—	—	209	—	209

Cash and cash equivalents, end of period	$—	$—	$13	$78	$3	$—	$94

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting,” which is incorporated herein by reference.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm,” which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (“2011 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2011 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, which are incorporated herein by reference.

Information regarding our executive officers will be set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Discovery Communications, Inc.” as permitted by Form 10-K General Instruction G(3).

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all of our directors, officers and employees. Our Board of Directors approved the Code in September 2008 and reviews it regularly. A copy of the Code and any amendments or waivers that would be required to be disclosed under applicable SEC rules are available free of charge at the investor relations section of our website, www.discoverycommunications.com. In addition, we will provide a printed copy of the Code, free of charge, upon written request at: Investor Relations, Discovery Communications, Inc., 850 Third Avenue, 8th Floor, New York, NY 10022-7225.

ITEM 11.	Executive Compensation.

Information regarding executive compensation will be set forth in our 2011 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” which are incorporated herein by reference.

Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2011 Proxy Statement under the captions “Risk Considerations in our Compensation Programs,” “Board Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee,” respectively, which are incorporated herein by reference.

Information regarding compensation committee reports will be set forth in our 2011 Proxy Statement under the captions “Report of the Compensation Committee” and “Report of the Equity Compensation Subcommittee of the Compensation Committee,” which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2011 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

Information regarding security ownership of certain beneficial owners and management will be set forth in our 2011 Proxy Statement under the captions “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Certain Beneficial Owners of Discovery” and “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Discovery Management,” which are incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence will be set forth in our 2011 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Policy Governing Related Person Transactions,” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services will be set forth in our 2011 Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Description of Fees” and

“Ratification of Appointment of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm,” which are incorporated herein by reference.

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

3. The following exhibits are filed or furnished as part of this Annual Report on Form 10-K pursuant to Item 601 of SEC Regulation S-K and Item 15(b) of Form 10-K:

Exhibit No.	Description

3.1	Form of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 2”))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the 8-K filed on November 16, 2009 (SEC File No. 1-34177))

4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (the “Registration Statement”))

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	Specimen certificate for shares of the Registrant’s Series C common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.4	Form of Registration Rights Agreement, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement)

4.5	Form of Rights Agreement, by and between Discovery Communications, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.6	Amendment No. 1 to Rights Agreement between Discovery Communications, Inc. and Computershare Trust Company, N.A. dated December 10, 2008 (incorporated by reference to Exhibit 4.1 to the 8-K filed on December 11, 2008)

4.7	Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009)

4.8	Supplemental Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2009)

4.9	Supplemental Indenture dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010)

4.10	Credit Agreement, dated as of October 13, 2010, among Discovery Communications, LLC, as borrower, Discovery

Exhibit No.	Description

Communications, Inc., as guarantor, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 15, 2010)

10.1	Discovery Communications U.S. Executive Relocation Policy (incorporated by reference to Exhibit 10.1 to the Registration Statement)

10.2	Discovery Communications Executive Benefit Summary (incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3	Discovery Communications Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4	Amended and Restated Discovery Communications, LLC Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2009)

10.5	Amended and Restated Discovery Appreciation Plan (incorporated by reference to Exhibit 10.8 to the 8-K filed on December 11, 2008)

10.6	Form of Discovery Communications, Inc. 2005 Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.6 to Amendment No. 2)

10.7	Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007)

10.8	Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007)

10.9	Employment Agreement, dated as of November 28, 2006, between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 1”))

10.10	Addendum to Employment Agreement dated September 9, 2009 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.2 to the 10-Q filed on November 3, 2009)

10.11	Amended and Restated Employment Agreement, dated as of April 2, 2008, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.12 to the Amendment No. 1)

10.12	Amended and Restated Employment Agreement, dated as of July 21, 2010, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2010)

10.13	Equity Stake Transition Agreement, dated as of November 5, 2008, between John Hendricks and Discovery Communications (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on February 26, 2009)

10.14	Letter Agreement, dated as of July 30, 2008, between John Hendricks and the Compensation Committee of Discovery Communications, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2)

10.15	Employment Agreement, dated as of June 11, 2008, between Brad Singer and Discovery Communications, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 2)

10.16	Amendment to Employment Agreement dated July 1, 2009 between Brad Singer and Discovery Communications, LLC (incorporated by reference to the Form 10-Q filed on November 3, 2009)

10.17	Employment Agreement dated as of December 9, 2009 between Peter Liguori and Discovery Communications, LLC (filed herewith)

10.18	Amendment to Employment Agreement dated as of July 10, 2010 between Peter Liguori and Discovery Communications, LLC (filed herewith)

10.19	Form of Escrow Agreement, by and among Discovery Communications, Inc., Advance/Newhouse Programming Partnership, and the escrow agent (incorporated by reference to Exhibit 10.17 to Amendment No. 2)

10.20	Brad Singer Option Agreement (standard terms) (incorporated by reference to Exhibit 10.1 to the 8-K filed on

Exhibit No.	Description

October 7, 2008)

10.21	Form of John Hendricks Option Agreement (incorporated by reference to Exhibit 10.4 to the 8-K filed on October 7, 2008)

10.22	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 8-K filed on October 7, 2008)

10.23	Form of Cash-Settled Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.6 to the 8-K filed on October 7, 2008)

10.24	Form of 7-year Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.7 to the 8-K filed on October 7, 2008)

10.25	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 9, 2009)

10.26	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 4, 2009)

10.27	Form of Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010)

10.28	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010)

10.29	Form of Cash-Settled Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010)

10.30	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010)

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)

21	List of Subsidiaries of Discovery Communications, Inc. (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: February 18, 2011	By:	/S/ DAVID M. ZASLAV
David M. Zaslav
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DAVID M. ZASLAV David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 18, 2011

/S/ JOHN S. HENDRICKS John S. Hendricks	Founder, Chairman of the Board, and Director	February 18, 2011

/S/ BRADLEY E. SINGER Bradley E. Singer	Senior Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2011

/S/ THOMAS R. COLAN Thomas R. Colan	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2011

/S/ ROBERT R. BECK Robert R. Beck	Director	February 18, 2011

/S/ ROBERT R. BENNETT Robert R. Bennett	Director	February 18, 2011

/S/ PAUL A. GOULD Paul A. Gould	Director	February 18, 2011

/S/ LAWRENCE S. KRAMER Lawrence S. Kramer	Director	February 18, 2011

/S/ JOHN C. MALONE John C. Malone	Director	February 18, 2011

/S/ ROBERT J. MIRON Robert J. Miron	Director	February 18, 2011

/S/ STEVEN A. MIRON Steven A. Miron	Director	February 18, 2011

/S/ M. LAVOY ROBISON M. LaVoy Robison	Director	February 18, 2011

/S/ J. DAVID WARGO J. David Wargo	Director	February 18, 2011