Form 10-Q
period 2011-03-31
Discovery Communications, Inc.
filed 2011-04-29
CIK 1437107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of April 21, 2011:

Series A Common Stock, par value $0.01 per share	139,107,904
Series B Common Stock, par value $0.01 per share	6,589,084
Series C Common Stock, par value $0.01 per share	132,867,687

DISCOVERY COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except par value)

	As of March 31, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$453	$466
Receivables, net	866	880
Content rights, net	84	83
Deferred income taxes	76	81
Prepaid expenses and other current assets	150	225

Total current assets	1,629	1,735

Noncurrent content rights, net	1,280	1,245
Property and equipment, net	389	399
Goodwill	6,301	6,434
Intangible assets, net	592	605
Investments	781	455
Other noncurrent assets	136	146

Total assets	$11,108	$11,019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62	$87
Accrued liabilities	356	393
Deferred revenues	113	114
Current portion of stock-based compensation liabilities	60	118
Current portion of long-term debt	21	20
Other current liabilities	42	53

Total current liabilities	654	785

Long-term debt	3,591	3,598
Deferred income taxes	352	304
Other noncurrent liabilities	100	99

Total liabilities	4,697	4,786
Commitments and contingencies (Note 13)

Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued at 2011 and 2010	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 57 shares issued at 2011 and 2010	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 139 and 138 shares issued at 2011 and 2010, respectively	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued at 2011 and 2010	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 142 shares issued at 2011 and 2010	2	2
Additional paid-in capital	6,386	6,358
Treasury stock, at cost: 8 and 3 Series C common shares at 2011 and 2010, respectively	(272)	(105)
Retained earnings	305	—
Accumulated other comprehensive loss	(16)	(33)

Total Discovery Communications, Inc. stockholders’ equity	6,408	6,225
Noncontrolling interests	3	8

Total equity	6,411	6,233

Total liabilities and equity	$11,108	$11,019

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
		(recast)
Revenues:
Distribution	$480	$445
Advertising	392	348
Other	79	76

Total revenues	951	869

Costs of revenues, excluding depreciation and amortization listed below	273	267
Selling, general and administrative	269	284
Depreciation and amortization	30	33
Restructuring charges	1	3
Gains on dispositions	(129)	—

	444	587

Operating income	507	282

Interest expense, net	(49)	(58)
Other expense, net	(7)	(4)

Income before income taxes	451	220
Provision for income taxes	(146)	(47)

Net income	305	173
Less net income attributable to noncontrolling interests	—	(4)

Net income available to Discovery Communications, Inc. stockholders	$305	$169

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.75	$0.40

Diluted	$0.74	$0.39

Weighted average shares outstanding:
Basic	409	425

Diluted	414	429

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$305	$173
Adjustments to reconcile net income to cash provided by operating activities:
Content expense	185	185
Stock-based compensation	17	44
Depreciation and amortization	30	34
Gains on dispositions	(129)	—
Deferred income taxes	44	(16)
Other noncash expenses, net	19	17
Changes in operating assets and liabilities:
Receivables, net	14	42
Content rights	(208)	(170)
Accounts payable and accrued liabilities	(69)	(100)
Stock-based compensation liabilities	(66)	(49)
Other, net	75	(34)

Cash provided by operating activities	217	126

Investing Activities
Purchases of property and equipment	(11)	(12)
Business acquisitions, net of cash acquired	—	(38)
Investments in and advances to equity investees	(57)	(15)
Other investing activities, net	(2)	—

Cash used in investing activities	(70)	(65)

Financing Activities
Principal repayments of long-term debt	—	(5)
Principal repayments of capital lease obligations	(10)	(3)
Repurchases of common stock	(167)	—
Cash distributions to noncontrolling interests	(5)	(2)
Proceeds from stock option exercises	10	9
Excess tax benefits from stock-based compensation	4	1
Other financing activities, net	—	1

Cash (used in) provided by financing activities	(168)	1

Effect of exchange rate changes on cash and cash equivalents	8	6

Net change in cash and cash equivalents	(13)	68
Cash and cash equivalents, beginning of period	466	623

Cash and cash equivalents, end of period	$453	$691

Supplemental Cash Flow Information
Cash paid for interest, net	$(21)	$(68)

Cash received (paid) for taxes, net	$6	$(45)

Noncash Investing and Financing Transactions
Investment in OWN	$273	$—

Assets acquired under capital lease arrangements	$—	$10

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,225	$8	$6,233	$6,197	$23	$6,220
Comprehensive income:
Net income	305	—	305	169	4	173
Other comprehensive income (loss):
Foreign currency translation adjustments, net	17	—	17	(20)	—	(20)
Market value adjustments and reclassifications for securities and derivatives	—	—	—	1	—	1

Total comprehensive income	322	—	322	150	4	154
Stock-based compensation	14	—	14	8	—	8
Excess tax benefits from stock-based compensation	4	—	4	1	—	1
Issuance of common stock in connection with stock-based plans	10	—	10	9	—	9
Repurchases of common stock	(167)	—	(167)	—	—	—
Cash distributions to noncontrolling interests	—	(5)	(5)	—	(2)	(2)

Ending balance	$6,408	$3	$6,411	$6,365	$25	$6,390

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading nonfiction media and entertainment company that provides programming across multiple distribution platforms throughout the world and owns and operates a diversified portfolio of website properties and other digital media services. The Company also develops and sells curriculum-based products and services, as well as postproduction audio services. The Company classifies its operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television networks, websites, and other digital media services; International Networks, consisting primarily of international cable and satellite television networks and websites; and Education and Other, consisting principally of curriculum-based product and service offerings and postproduction audio services. Financial information for Discovery’s reportable segments is set forth in Note 14.

Basis of Presentation

The consolidated financial statements include the accounts of Discovery, its majority-owned subsidiaries in which a controlling interest is maintained, and variable interest entities (“VIE”) for which the Company is the primary beneficiary. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.

Changes in Basis of Presentation – Recast

The Company’s results of operations for the three months ended March 31, 2010 have been recast to reclassify the results of operations of Antenna Audio Limited (“Antenna Audio”) as discontinued operations (Note 2).

Unaudited Interim Financial Statements

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually evaluates its estimates, judgments, and assumptions and management’s assessments could change. Actual results may differ from those estimates and could have a material impact on the consolidated financial statements.

Significant estimates inherent in the preparation of the Company’s consolidated financial statements include, but are not limited to, consolidation of VIEs, accounting for acquisitions, dispositions, allowances for doubtful accounts, content rights, asset impairments, fair value measurements, revenue recognition, depreciation and amortization, stock-based compensation, income taxes, and contingencies.

Accounting and Reporting Pronouncements Adopted

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires additional disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy, and separately presenting information regarding purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements. The Company prospectively adopted the new guidance effective January 1, 2010,

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

except for Level 3 reconciliation disclosures, which was effective for the Company on January 1, 2011. The adoption of the new guidance did not impact the Company’s consolidated financial statements.

Revenue Recognition for Multiple-Element Revenue Arrangements

In October 2009, the FASB issued guidance that changed the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modified the manner in which the arrangement consideration is allocated across the separately identified deliverables, and expanded the disclosures required for multiple-element revenue arrangements. Under the new guidance, the Company must allocate the arrangement consideration to each deliverable based on management’s estimate of the price at which each element would be separately sold if fair value is not available. The Company prospectively adopted the new guidance effective January 1, 2011, which did not have a material impact on its consolidated financial statements.

Concentrations Risk

Receivables

The Company’s trade receivables do not represent a significant concentration of credit risk as of March 31, 2011 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas and industries.

Financial Institutions

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Lender Counterparties

The risk associated with a debt transaction is that the counterparty will not be available to fund as obligated under the terms of the Company’s revolving credit facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of March 31, 2011, the Company did not anticipate nonperformance by any of its counterparties.

NOTE 2. ACQUISITIONS AND DISPOSITIONS

Acquisitions

London Uplink Facility

On February 17, 2010, the Company acquired all interests in an uplink facility in London, including its employees and operations, for a payment of $35 million. The uplink facility has been included in the Company’s operating results since the date of acquisition.

Dispositions

Discovery Health Network

On January 1, 2011, the Company contributed the domestic Discovery Health network to OWN LLC in connection with the launch of OWN: Oprah Winfrey Network (“OWN”), which resulted in a pretax gain of $129 million (Note 3). As the Company continues to be involved in the operations of the Discovery Health network through its ownership interests in OWN LLC, the Company has not presented the financial position, results of operations, and cash flows of the Discovery Health network as discontinued operations.

Antenna Audio Limited

On September 1, 2010, the Company sold Antenna Audio, which was a component of its International Networks segment. Antenna Audio’s operating results for the three months ended March 31, 2010 have been reclassified as discontinued operations on the Consolidated Statements of Operations. For the three months ended March 31, 2010, Antenna Audio’s revenues, income before income taxes, and net income were $10 million, zero, and zero, respectively.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3. VARIABLE INTEREST ENTITIES

In the normal course of business, the Company enters into joint ventures or makes investments with business partners that support its underlying business strategy and provide it the ability to enter new markets to expand the reach of its brands, to develop new programming, and to distribute its existing content. In certain instances, a joint venture or an entity in which the Company makes an investment may qualify as a VIE. As of March 31, 2011 and December 31, 2010, the Company’s investments in entities determined to be VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which are 50-50 joint ventures that operate pay-television networks. The Company previously had ownership interests in various joint ventures with BBC Worldwide (the “BBC”) that were VIEs, substantially all of which were consolidated. On November 12, 2010, the Company acquired the BBC’s interests in substantially all of these joint ventures and now wholly owns these entities. The Company determined that it was the primary beneficiary of the joint ventures with the BBC, and therefore, consolidated these joint ventures prior to the acquisition.

As of March 31, 2011 and December 31, 2010, the Company accounted for its interests in substantially all VIEs using the equity method. The aggregate carrying values of investments in VIEs accounted for using the equity method was $780 million and $453 million as of March 31, 2011 and December 31, 2010, respectively, which were recorded in “Investments” on the Consolidated Balance Sheets. The Company recognized equity losses of $10 million and $6 million for the three months ended March 31, 2011 and 2010, respectively, for its portion of net losses generated by VIEs accounted for using the equity method, which were recorded in “Other expense, net” on the Consolidated Statements of Operations.

The Company’s estimated risk of loss for investments in VIEs was approximately $820 million as of March 31, 2011, which includes the carrying value of its investments and the unfunded portion of contractual funding commitments to joint ventures. Actual amounts funded may significantly exceed contractual funding commitments. No amounts have been recorded for future funding commitments. The estimated risk of loss excludes the Company’s operating performance guarantee to Hub Television Networks LLC disclosed below.

Hub Television Networks LLC

Hub Television Networks LLC operates The Hub, which is a pay-television network that provides children’s and family entertainment and educational programming. The Company provides the joint venture with funding and services such as distribution, sales, and administrative support. Based upon the level of equity investment at risk, the Company has determined that the joint venture is a VIE. The joint venture partners share equally in voting control, as well as the profits, losses, and funding of the joint venture. The Company has determined that it is not the primary beneficiary of The Hub because it does not control the activities that are most significant to the joint venture’s operating performance and success. Accordingly, the Company accounts for its investment in The Hub using the equity method.

The Company has guaranteed a certain level of operating performance for the joint venture, which is reduced over time as performance targets are achieved. As of March 31, 2011, the remaining maximum exposure to loss under this performance guarantee was below $200 million. The Company believes the likelihood is remote that the performance guarantee will not be achieved and, therefore, will not have a material adverse impact on the Company’s financial position, operating results, or cash flows. Accordingly, the fair value of the guarantee as of March 31, 2011 was not material. The Company is also committed to fund up to $15 million to the joint venture, none of which has been funded through March 31, 2011.

The carrying value of the Company’s investment in The Hub was $342 million and $344 million as of March 31, 2011 and December 31, 2010, respectively.

OWN LLC

OWN LLC operates OWN, which is a pay-television network and website that provides adult lifestyle content focused on self-discovery and self-improvement that was launched on January 1, 2011. In connection with the launch of OWN, the Company contributed the domestic Discovery Health network to the joint venture, which included goodwill and other identifiable assets with carrying values of $136 million and $8 million, respectively. The Company recorded the contribution at fair value, which resulted in a pretax gain of $129 million. The fair value of the Company’s retained equity interest in OWN was estimated at $273 million. The gain represents the fair value of the equity investment retained less the carrying values of contributed assets. The gain resulted in $27 million of tax expense.

The fair value of the contribution of the Discovery Health network to OWN was determined utilizing customary valuation methodologies including discounted cash flows. The underlying assumptions were generally not observable in the marketplace, and

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

therefore, involved significant judgment. The fair value inputs include judgments about future cash flows, weighted average costs of capital, long-term growth rates, marketplace valuation methodologies, market comparable transactions, and multiples. Given the early stage of OWN’s operations compared with its long-term business plan, there is a reasonable possibility that results may vary from these initial assumptions. The Company will monitor the valuation of its investments in accordance with GAAP, which would require an impairment charge be recorded if there is an other-than-temporary decline in value.

The contribution did not impact the Company’s ownership interest, voting control, or governance rights related to OWN. The Company no longer consolidates the domestic Discovery Health network subsequent to the contribution, which was a component of its U.S. Networks segment.

Based upon the level of equity investment at risk, the Company has determined that OWN is a VIE. As the joint venture partners share equally in voting control and Harpo Inc. (“Harpo”) holds certain operational rights, the Company has determined that it does not meet the control requirements to consolidate the joint venture. Accordingly, the Company accounts for its investment in OWN using the equity method. Following the contribution, net losses generated by OWN are allocated to both joint venture partners based on their proportionate ownership interests, which are 50-50. Previously, the Company recognized 100% of OWN’s net losses. Future net income generated by OWN will initially be allocated 100% to the Company up to the amount of pre-launch net losses recognized. After the Company has recouped its losses, any excess net income will be allocated to both joint venture partners based on their proportionate ownership interests.

The Company provides the joint venture funding and services such as distribution, licensing, sales, and administrative support. The Company has assumed all funding requirements. Initially, cash distributions will be made by OWN to the Company to repay funding then due. Following repayment of funding then due, subsequent cash distributions made by OWN will be shared equally between the Company and Harpo.

Pursuant to the joint venture agreement, Harpo has the right to require Discovery to purchase its interest in OWN every two and one half years commencing on January 1, 2016. The put arrangement provides that the Company would purchase Harpo’s interests at fair market value up to a maximum put amount. The maximum put amount is a range from $100 million on the first put exercise date up to $400 million on the fourth put exercise date. No amounts have been recorded for the put right.

As of March 31, 2011, the Company has funded $216 million to OWN, including interest accrued on outstanding borrowings. The Company expects to provide significant additional funding to OWN and expects to recoup amounts funded. The carrying value of the Company’s investment in OWN was $372 million and $52 million as of March 31, 2011 and December 31, 2010, respectively.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company records certain assets and liabilities at fair value. Fair value measurements are classified according to the following three-level fair value hierarchy established by the FASB.

Level 1	–	measurements based on observable inputs such as quoted prices for identical instruments in active markets.

Level 2	–	measurements based on inputs such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities.

Level 3	–	measurements based on valuations derived from present value and other valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in millions).

		As of March 31, 2011
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$74	$—	$—	$74
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	130	—	—	130
U.S. Treasury securities	Cash and cash equivalents	—	75	—	75
Other	Prepaid expenses and other current assets	—	2	—	2
Other	Prepaid expenses and other current assets	—	1	—	1

Total assets		$204	$78	$—	$282

Liabilities:
Deferred compensation plan	Accrued liabilities	$74	$—	$—	$74
Other	Other current liabilities	—	—	1	1

Total liabilities		$74	$—	$1	$75

		As of December 31, 2010
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$55	$—	$—	$55
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	172	—	—	172
U.S. Treasury securities	Cash and cash equivalents	—	200	—	200
Other	Cash and cash equivalents	—	3	—	3

Total assets		$227	$203	$—	$430

Liabilities:
Deferred compensation plan	Accrued liabilities	$55	$—	$—	$55
Other	Accrued liabilities and Other current liabilities	—	6	—	6

Total liabilities		$55	$6	$—	$61

Trading securities are comprised of investments in mutual funds held in a separate trust, which are owned as part of the Company’s deferred compensation plan. The fair value of Level 1 trading securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair value of the related deferred compensation plan liability was determined based on the fair value of the related investments elected by employees.

Available-for-sale securities represent investments in highly liquid instruments with original maturities of 90 days or less. The fair value of Level 1 available-for-sale securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair value of substantially all available-for-sale securities classified in Level 2 was based on quoted prices for similar instruments in active markets multiplied by the number of units held without consideration of transaction costs.

In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash, accounts receivable, accounts payable, and debt. The carrying values for cash, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of the Company’s outstanding debt was $3.7 billion as of March 31, 2011 and December 31, 2010, which was determined using quoted market prices.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5. CONTENT RIGHTS

Content rights consisted of the following (in millions).

	As of March 31, 2011	As of December 31, 2010
Produced content rights:
Completed	$2,026	$1,963
In-production	269	229
Coproduced content rights:
Completed	474	446
In-production	86	76
Licensed content rights:
Acquired	328	297
Prepaid	16	19

Content rights, at cost	3,199	3,030
Accumulated amortization	(1,835)	(1,702)

Total content rights, net	1,364	1,328
Less: current portion	84	83

Noncurrent portion	$1,280	$1,245

Content expense was $185 million and $184 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 6. DEBT

Outstanding debt consisted of the following (in millions).

	As of March 31, 2011	As of December 31, 2010
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
Capital lease and other obligations	120	126

Total long-term debt	3,620	3,626
Unamortized discount	(8)	(8)

Long-term debt, net	3,612	3,618
Less current portion of long-term debt	21	20

Noncurrent portion of long-term debt	$3,591	$3,598

In addition to the debt instruments listed in the table above, the Company also has access to a $1.0 billion revolving credit facility. There were no amounts drawn under the revolving credit facility as of March 31, 2011 and December 31, 2010. If the Company were to draw on the revolving credit facility, outstanding balances would bear interest at a variable rate determined pursuant to the lending agreement. Balances outstanding under the revolving credit facility would be due on the expiration date, which is October 11, 2013.

The Company was in compliance with all covenants and provisions and there were no events of default as of March 31, 2011 and December 31, 2010.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7. EQUITY

Stock Repurchase Program

On August 3, 2010, the Company implemented a stock repurchase program, pursuant to which it is authorized to purchase up to $1.0 billion of its common stock. The repurchase program does not have an expiration date. During the three months ended March 31, 2011, the Company repurchased 4.73 million shares of its Series C common stock for an aggregate purchase price of $167 million through open market transactions. The repurchases were funded using cash on hand. As of March 31, 2011, the Company had remaining authorization of $728 million for future repurchases of its common stock. The stock repurchases were recorded in a separate account at cost, which was reported as a reduction in equity.

NOTE 8. STOCK-BASED COMPENSATION

The Company has various incentive plans under which unit awards, stock options, performance based restricted stock units (“PRSUs”), time based restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) have been issued. The Company does not intend to grant additional unit awards and SARs, which are cash-settled, except as may be required by contract or to employees in countries in which stock options, PRSUs, or RSUs are not permitted. The stock-based award arrangements, including vesting and service requirements, of awards granted during the three months ended March 31, 2011 were consistent with the arrangements disclosed in the 2010 Form 10-K.

Stock-Based Compensation Expense

Stock-based compensation expense was as follows (in millions).

	Three Months Ended March 31,
	2011	2010
Unit awards	$3	$24
Stock options	10	7
PRSUs and RSUs	4	1
Other	—	12

Total stock-based compensation expense	$17	$44

Tax benefit recognized	$(6)	$(15)

Compensation expense for all awards was recorded in “Selling, general and administrative” expense on the Consolidated Statements of Operations. As of March 31, 2011 and December 31, 2010, the Company recorded total liabilities of $61 million and $125 million, respectively, for cash-settled awards.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock-Based Award Activity

Unit Awards

Unit award activity for the three months ended March 31, 2011 was as follows (in millions, except years).

	Unit Awards	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	8.8	0.79	$198
Granted	2.3
Settled	(2.7)		$66
Forfeited	—

Outstanding as of March 31, 2011	8.4	1.26	$112

Vested and expected to vest as of March 31, 2011	7.9	1.25	$106

Vested and unpaid as of March 31, 2011	0.9	—	$23

Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price exceeds the grant price. The weighted-average grant price of unit awards granted during the three months ended March 31, 2011 was $41.17 per unit award. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards as of the last day of the most recent fiscal period, until settlement. The weighted-average fair value of unit awards outstanding as of March 31, 2011 was $16.17 per unit award. The Company made cash payments totaling $66 million and $39 million during the three months ended March 31, 2011 and 2010, respectively, to settle vested unit awards. As of March 31, 2011, there was $69 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 2.17 years.

Stock Options

Stock option activity for the three months ended March 31, 2011 was as follows (in millions, except years).

	Stock Options	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	15.7	5.21	$350
Granted	1.1
Exercised	(0.6)		$15
Forfeited	(0.2)

Outstanding as of March 31, 2011	16.0	5.22	$307

Vested and expected to vest as of March 31, 2011	15.5	5.30	$301

Exercisable as of March 31, 2011	5.7	4.49	$131

The weighted-average exercise price and weighted-average grant date fair value of stock options granted during the three months ended March 31, 2011 was $38.91 and $14.43, respectively, per option. The Company received cash payments totaling $10 million and $9 million during the three months ended March 31, 2011 and 2010, respectively, from the exercise of stock options. As of March 31, 2011, there was $73 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.87 years.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

PRSUs and RSUs

PRSU and RSU activity for the three months ended March 31, 2011 was as follows (in millions, except years).

	PRSUs and RSUs	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2010	1.5	2.29	$61
Granted	1.0
Converted	—		$—
Forfeited	—

Outstanding as of March 31, 2011	2.5	2.52	$96

Vested and expected to vest as of March 31, 2011	2.0	2.50	$81

PRSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service and whether the Company achieves certain operating performance targets. During the three months ended March 31, 2011, the Company granted 0.7 million PRSUs with a weighted-average grant date fair value of $38.76 per PRSU. As of March 31, 2011, there was $37 million of unrecognized compensation cost, net of expected forfeitures, related to PRSUs, which is expected to be recognized over a weighted-average period of 2.25 years based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.

RSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service. During the three months ended March 31, 2011, the Company granted 0.3 million RSUs with a weighted-average grant date fair value of $38.81 per RSU. As of March 31, 2011, there was $19 million of unrecognized compensation cost, net of expected forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 3.05 years.

SARs

There were immaterial amounts of SARs outstanding as of March 31, 2011 and December 31, 2010. The Company made cash payments totaling zero and $8 million during the three months ended March 31, 2011 and 2010, respectively, to settle exercised SARs.

NOTE 9. INCOME TAXES

The Company’s tax provision and effective tax rate were $146 million and 32%, respectively, for the three months ended March 31, 2011. The effective tax rate differed from the U.S. federal statutory income tax rate of 35% principally because the Company did not record a deferred tax liability of $21 million with respect to the portion of the outside basis in the OWN joint venture attributable to the nondeductible goodwill contributed to OWN (Note 3) and production activity deductions, which were partially offset by state taxes.

The Company’s income tax provision and effective tax rate were $47 million and 21%, respectively, for the three months ended March 31, 2010. The effective tax rate differed from the U.S. federal statutory income tax rate of 35% due primarily to the reversal of a $28 million previously established foreign tax reserve recorded in connection with the completion of a tax audit and production activity deductions, which were partially offset by state taxes.

The Company was recently notified by the Internal Revenue Service (“IRS”) that its 2009 and 2008 consolidated federal income tax returns will be examined. With few exceptions, the Company is no longer subject to audit by the IRS, state tax authorities, or foreign tax authorities for years prior to 2006. Certain of the Company’s subsidiaries are currently under examination for the 2006 tax year. The Company does not expect any material adjustments.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10. NET INCOME PER SHARE

The following table presents a reconciliation of income and weighted average number of shares outstanding between basic and diluted income per share (in millions, except per share amounts).

	Three Months Ended March 31,
	2011	2010
		(recast)
Numerator:
Net income	$305	$173
Less net income attributable to noncontrolling interests	—	(4)

Net income available to Discovery Communications, Inc. stockholders – basic and diluted	$305	$169

Denominator:
Weighted average shares outstanding — basic	409	425
Weighted average dilutive effect of equity awards	5	4

Weighted average shares outstanding — diluted	414	429

Net Income Per Share:
Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.75	$0.40

Diluted	$0.74	$0.39

Basic income per share is calculated by dividing “Net income available to Discovery Communications, Inc. stockholders” by the weighted average number of shares outstanding. Diluted income per share adjusts basic income per share for the dilutive effect for the assumed exercise of outstanding stock options and stock-settled SARs and the vesting of outstanding service based RSUs, using the treasury stock method. Diluted income per share also adjusts basic income per share for the dilutive effect for the assumed vesting of outstanding PRSUs or other contingently issuable shares that would be issued under the respective arrangements assuming the last day of the most recent fiscal period was the end of the contingency period.

The weighted average number of shares outstanding for the three months ended March 31, 2011 and 2010 included the Company’s outstanding Series A, Series B, and Series C common shares, as well as its outstanding Series A and Series C convertible preferred shares. All series of the Company’s common and preferred shares were included in the weighted average number of shares outstanding when calculating both basic and diluted income per share as the holder of each common and preferred series legally participates equally in any per share distributions.

Diluted income per share for the three months ended March 31, 2011 and 2010 excluded three million and five million, respectively, options, PRSUs, and contingently issuable preferred shares because their inclusion would have been anti-dilutive or specific criteria had not yet been achieved.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11. SUPPLEMENTAL DISCLOSURES

Other Expense, Net

Other expense, net consisted of the following (in millions).

	Three Months Ended March 31,
	2011	2010
		(recast)
Loss from equity investees	$(11)	$(7)
Other, net	4	3

Total other expense, net	$(7)	$(4)

NOTE 12. RELATED PARTY TRANSACTIONS

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

Transactions with DIRECTV through June 16, 2010 have been reported as related party transactions. Effective with the conversion of Dr. Malone’s DIRECTV stock and Dr. Malone and the other member resigning from the DIRECTV board, transactions with DIRECTV after June 16, 2010 are not reported as related party transactions. Revenues from transactions with DIRECTV were $54 million, or 6% of total revenues, for the three months ended March 31, 2010. Expenses from transactions with DIRECTV were not material for the three months ended March 31, 2010.

Discovery’s Board also includes three members who serve as directors of Liberty Global, Inc. (“Liberty Global”), including Dr. Malone, who is Chairman of the Board of Liberty Global, and three members who serve as directors of Liberty Media Corporation (“Liberty Media”), also including Dr. Malone, the Chairman of the Board of Liberty Media. Dr. Malone beneficially owns shares representing approximately 42% of the aggregate voting power of Liberty Global and 34% of the aggregate voting power of Liberty Media.

Revenues from transactions with both Liberty Global and Liberty Media totaled $9 million, or 1% of total revenues, and $7 million, or 1% of total revenues, for the three months ended March 31, 2011 and 2010, respectively. Expenses from transactions with both Liberty Global and Liberty Media for three months ended March 31, 2011 and 2010 were not material. The Company’s “Receivables, net” balances included insignificant amounts due from both Liberty Global and Liberty Media as of March 31, 2011 and December 31, 2010.

Effective January 25, 2010, Dr. Malone joined the Board of Directors of Ascent Media Corporation (“AMC”). Dr. Malone owns 1% of AMC’s Series A common stock and 85% of AMC’s Series B common stock, effectively providing him voting equity securities representing approximately 30% of the voting power with respect to the general election of directors.

Transactions with AMC on and subsequent to January 25, 2010 have been reported as related party transactions as a result of Dr. Malone joining AMC’s board. Operating expenses from transactions with AMC were $4 million, or 1% of total operating expenses, and $10 million, or 2% of total operating expenses, for the three months ended March 31, 2011 and 2010, respectively. Payable balances for the periods ended March 31, 2011 and December 31, 2010 and revenues from transactions with AMC for the three months ended March 31, 2011 and 2010 were not material.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of this common directorship and ownership, transactions with Liberty Global, Liberty Media, AMC, their respective subsidiaries and equity method investees, and with DIRECTV through June 2010, have been considered related party transactions. The majority of the amounts received under contractual arrangements with DIRECTV, Liberty Global, and Liberty Media entities relate to multi-year network distribution arrangements and network services. Revenues under these arrangements include annual rate increases and are based on the number of subscribers receiving the related programming. AMC provides services, such as satellite uplink, systems integration, origination, and postproduction to Discovery.

Other Related Parties

Other related parties primarily include unconsolidated investees accounted for using the equity method, including unconsolidated VIEs described in Note 3. The Company provides equity method investees with content and services such as distribution, licensing, sales, and administrative support. Revenues from services provided to other related parties were $21 million, or 3% of total revenues, and $9 million, or 1% of total revenues, for the three months ended March 31, 2011 and 2010, respectively. Expenses from services acquired from other related parties were $4 million, or 1% of total operating expenses, and $3 million, or 1% of total operating expenses for the three months ended March 31, 2011 and 2010, respectively. The Company’s “Receivables, net” balances include $15 million and $9 million due from the Company’s other related parties as of March 31, 2011 and December 31, 2010, respectively. The Company’s “Other noncurrent assets” balance includes notes receivable, net of earnings and losses absorbed from equity method investees. See Note 3 for further discussion.

NOTE 13. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Commitments

In the normal course of business, the Company enters into various commitments for the purchase of goods or services or that would require the Company to make payments or provide funding in the event certain circumstances occur. The Company’s commitments primarily include arrangements for the purchase of programming and talent, operating and capital lease arrangements for the use of equipment and facilities, employment contracts, sponsorship commitments, arrangements to purchase various goods and services consumed in the normal course of business, future funding commitments to joint ventures (Note 3), and the obligation to issue additional preferred shares under the anti-dilution provisions of its outstanding preferred stock if certain conditions are met. Most obligations are payable over several years.

Contingencies

Put Right

Harpo has the right to require the Company to purchase its interest in OWN at various dates (Note 3). No amounts have been recorded for the put right.

Legal Matters

In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Guarantees

The Company has guaranteed a certain level of operating performance for The Hub joint venture (Note 3) and payment under certain contracts of joint ventures. There were no material amounts for guarantees to joint ventures recorded as of March 31, 2011 and December 31, 2010.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company may provide or receive indemnities intended to allocate certain risks associated with certain business transactions. Similarly, the Company may remain contingently liable for certain obligations of a business that has been divested in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable that a liability has been incurred. There were no material amounts for indemnifications and other contingencies recorded as of March 31, 2011 and December 31, 2010.

NOTE 14. REPORTABLE SEGMENTS

The Company’s reportable segments are determined based on (i) financial information reviewed by its chief operating decision maker (“CODM”), the Chief Executive Officer, (ii) internal management and related reporting structure, and (iii) the basis upon which the CODM makes resource allocation decisions.

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

The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges, and (vi) gains (losses) on business and asset dispositions. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. The Company excludes mark-to-market stock-based compensation, exit and restructuring charges, certain impairment charges, and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. The Company also excludes depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities, and other measures of financial performance reported in accordance with GAAP.

The following tables present summarized financial information for each of the Company’s reportable segments (in millions).

Revenues by Segment

	Three Months Ended March 31,
	2011	2010
		(recast)
U.S. Networks	$587	$546
International Networks	323	283
Education and Other	41	37
Corporate and inter-segment eliminations	—	3

Total revenues	$951	$869

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Adjusted OIBDA by Segment

	Three Months Ended March 31,
	2011	2010
		(recast)
U.S. Networks	$334	$293
International Networks	144	122
Education and Other	8	5
Corporate and inter-segment eliminations	(59)	(55)

Total adjusted OIBDA	$427	$365

Reconciliation of Total Adjusted OIBDA to Consolidated Operating Income

	Three Months Ended March 31,
	2011	2010
		(recast)
Total Adjusted OIBDA	$427	$365
Amortization of deferred launch incentives	(14)	(11)
Mark-to-market stock-based compensation	(4)	(36)
Depreciation and amortization	(30)	(33)
Restructuring charges	(1)	(3)
Gains on dispositions	129	—

Total operating income	$507	$282

Total Assets by Segment

	As of March 31, 2011	As of December 31, 2010
U.S. Networks	$2,536	$2,218
International Networks	1,153	1,127
Education and Other	64	74
Corporate and inter-segment eliminations	7,355	7,600

Total assets	$11,108	$11,019

Total assets allocated to “Corporate” in the table above includes the Company’s goodwill balance as the financial information reviewed by the Company’s CODM does not include an allocation of goodwill to each reportable segment.

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Overview

The senior notes outstanding as of March 31, 2011 and December 31, 2010 (Note 6) have been issued by Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, pursuant to a Registration Statement on Form S-3 filed with the SEC on June 17, 2009 (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company (collectively the “Issuers”), may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) the Company, (ii) DCH, (iii) DCL, (iv) the non-guarantor subsidiaries of DCL on a combined basis, (v) the other non-guarantor subsidiaries of the Company on a combined basis, and (vi) reclassifications and eliminations necessary to arrive at the

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

consolidated financial statement balances for the Company. DCL and the non-guarantor subsidiaries of DCL are the primary operating subsidiaries of the Company. DCL primarily includes the Discovery Channel and TLC networks in the U.S. The non-guarantor subsidiaries of DCL include the Animal Planet network and substantially all of the Company’s other U.S. and international networks, education businesses, and most of the Company’s websites and other digital media services. The non-guarantor subsidiaries of DCL are wholly-owned subsidiaries of DCL with the exception of certain joint ventures and other equity method investments. DCL is a wholly-owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly-owned subsidiary of the Company. DHC is included in the other non-guarantor subsidiaries of the Company.

Basis of Presentation

Solely for purposes of presenting the condensed consolidating financial statements, investments in the Company’s subsidiaries have been accounted for by their respective parent company using the equity method. Accordingly, in the following condensed consolidating financial statements the equity method has been applied to (i) the Company’s interests in DCH and the other non-guarantor subsidiaries of the Company, (ii) DCH’s interest in DCL, and (iii) DCL’s interests in the non-guarantor subsidiaries of DCL. Inter-company accounts and transactions have been eliminated to arrive at the consolidated financial statement balances for the Company. The Company’s accounting bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed-down” to the applicable subsidiaries.

All direct and indirect subsidiaries are included in the Company’s consolidated U.S. tax return. In the condensed consolidating financial statements, tax expense related to permanent differences has been allocated to the entity that created the difference while tax expense related to temporary differences has been allocated to each entity based on each entity’s pretax income relative to consolidated pretax income. Deferred taxes of Discovery, DCL, and the non-guarantor subsidiaries have been allocated based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2011

(unaudited; in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$373	$76	$4	$—	$453
Receivables, net	—	—	390	463	13	—	866
Content rights, net	—	—	9	75	—	—	84
Prepaid expenses and other current assets	1	1	125	99	1	(1)	226

Total current assets	1	1	897	713	18	(1)	1,629
Investment in and advances to subsidiaries	8,772	6,375	4,476	—	6,629	(26,252)	—
Noncurrent content rights, net	—	—	579	701	—	—	1,280
Goodwill	—	—	3,762	2,539	—	—	6,301
Other noncurrent assets	—	20	862	1,029	7	(20)	1,898

Total assets	$8,773	$6,396	$10,576	$4,982	$6,654	$(26,273)	$11,108

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$214	$199	$6	$(1)	$418
Current portion of long-term debt	—	—	6	15	—	—	21
Other current liabilities	—	—	97	117	1	—	215

Total current liabilities	—	—	317	331	7	(1)	654
Long-term debt	—	—	3,512	79	—	—	3,591
Other noncurrent liabilities	—	—	372	93	7	(20)	452

Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	2,365	1,746	(50)	4,727	1,072	(9,860)	—
Equity (deficit) attributable to Discovery Communications, Inc.	6,408	4,650	6,425	(248)	5,568	(16,395)	6,408

Equity and advances attributable to Discovery Communications, Inc.	8,773	6,396	6,375	4,479	6,640	(26,255)	6,408
Noncontrolling interests	—	—	—	—	—	3	3

Total equity	8,773	6,396	6,375	4,479	6,640	(26,252)	6,411

Total liabilities and equity	$8,773	$6,396	$10,576	$4,982	$6,654	$(26,273)	$11,108

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheet

As of December 31, 2010

(unaudited; in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$369	$93	$4	$—	$466
Receivables, net	—	—	391	476	13	—	880
Content rights, net	—	—	8	75	—	—	83
Prepaid expenses and other current assets	109	3	105	89	1	(1)	306

Total current assets	109	3	873	733	18	(1)	1,735
Investment in and advances to subsidiaries	8,530	6,091	4,129	—	6,484	(25,234)	—
Noncurrent content rights, net	—	—	557	688	—	—	1,245
Goodwill	—	—	3,876	2,558	—	—	6,434
Other noncurrent assets	—	12	872	726	7	(12)	1,605

Total assets	$8,639	$6,106	$10,307	$4,705	$6,509	$(25,247)	$11,019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$216	$260	$5	$(1)	$480
Current portion of long-term debt	—	—	6	14	—	—	20
Other current liabilities	—	1	121	162	1	—	285

Total current liabilities	—	1	343	436	6	(1)	785
Long-term debt	—	—	3,513	85	—	—	3,598
Other noncurrent liabilities	—	—	360	47	8	(12)	403

Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	2,414	1,777	(57)	4,702	1,143	(9,979)	—
Equity (deficit) attributable to Discovery Communications, Inc.	6,225	4,328	6,148	(565)	5,352	(15,263)	6,225

Equity and advances attributable to Discovery Communications, Inc.	8,639	6,105	6,091	4,137	6,495	(25,242)	6,225
Noncontrolling interests	—	—	—	—	—	8	8

Total equity	8,639	6,105	6,091	4,137	6,495	(25,234)	6,233

Total liabilities and equity	$8,639	$6,106	$10,307	$4,705	$6,509	$(25,247)	$11,019

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2011

(unaudited; in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non-Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$411	$524	$18	$(2)	$951

Cost of revenues, excluding depreciation and amortization listed below	—	—	96	164	15	(2)	273
Selling, general and administrative	3	—	83	180	3	—	269
Depreciation and amortization	—	—	10	19	1	—	30
Restructuring charges	—	—	—	1	—	—	1
Gains on dispositions	—	—	—	(129)	—	—	(129)

	3	—	189	235	19	(2)	444

Operating (loss) income	(3)	—	222	289	(1)	—	507
Equity in earnings of subsidiaries	307	308	192	—	205	(1,012)	—
Interest expense, net	—	—	(47)	(2)	—	—	(49)
Other income (expense), net	—	—	1	(8)	—	—	(7)

Income before income taxes	304	308	368	279	204	(1,012)	451
Benefit from (provision for) income taxes	1	—	(60)	(87)	—	—	(146)

Net income available to Discovery Communications, Inc. stockholders	$305	$308	$308	$192	$204	$(1,012)	$305

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2010

(unaudited; in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non-Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$384	$469	$17	$(1)	$869

Cost of revenues, excluding depreciation and amortization listed below	—	—	102	151	15	(1)	267
Selling, general and administrative	4	—	103	174	3	—	284
Depreciation and amortization	—	—	12	21	—	—	33
Restructuring charges	—	—	—	3	—	—	3

	4	—	$217	349	18	(1)	587

Operating (loss) income	(4)	—	167	120	(1)	—	282
Equity in earnings of subsidiaries	172	195	107	—	115	(589)	—
Interest expense, net	—	(30)	(27)	(1)	—	—	(58)
Other (expense) income, net	—	(4)	(4)	4	—	—	(4)

Income before income taxes	168	161	243	123	114	(589)	220
Benefit from (provision for) income taxes	1	12	(48)	(12)	—	—	(47)

Net income	169	173	195	111	114	(589)	173
Less net income attributable to noncontrolling interests	—	—	—	(3)	—	(1)	(4)

Net income available to Discovery Communications, Inc. stockholders	$169	$173	$195	$108	$114	$(590)	$169

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(unaudited; in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non-Guarantor Subsidiaries of Discovery	Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$107	$(6)	$25	$91	$—	$—	$217

Investing Activities
Purchases of property and equipment	—	—	(6)	(5)	—	—	(11)
Investments in and advances to equity investees	—	—	—	(57)	—	—	(57)
Other investing activities, net	—	—	—	(2)	—	—	(2)

Cash used in investing activities	—	—	(6)	(64)	—	—	(70)

Financing Activities
Principal repayments of capital leases obligations	—	—	(1)	(9)	—	—	(10)
Repurchases of common stock	(167)	—	—	—	—	—	(167)
Cash distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Proceeds from stock option exercises	14	—	—	—	—	—	14
Inter-company contributions and other financing activities, net	46	6	(14)	(43)	—	5	—

Cash (used in) provided by financing activities	(107)	6	(15)	(52)	—	—	(168)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	—	8

Net change in cash and cash equivalents	—	—	4	(17)	—	—	(13)

Cash and cash equivalents, beginning of period	—	—	369	93	4	—	466

Cash and cash equivalents, end of period	$—	$—	$373	$76	$4	$—	$453

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2010

(unaudited; in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non-Guarantor Subsidiaries of Discovery	Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$34	$(19)	$31	$81	$(1)	$—	$126

Investing Activities
Purchases of property and equipment	—	—	3	(15)	—	—	(12)
Business acquisitions, net of cash acquired	—	—	—	(38)	—	—	(38)
Investments in and advances to equity investees	—	—	(15)	—	—	—	(15)

Cash used in investing activities	—	—	(12)	(53)	—	—	(65)

Financing Activities
Principal repayments of long-term debt	—	(5)	—	—	—	—	(5)
Principal repayments of capital leases obligations	—	—	(1)	(2)	—	—	(3)
Cash distributions to noncontrolling interests	—	—	—	(2)	—	—	(2)
Proceeds from stock option exercises	9	—	—	—	—	—	9
Inter-company contributions and other financing activities, net	(43)	24	96	(74)	(1)	—	2

Cash provided by (used in) financing activities	(34)	19	95	(78)	(1)	—	1

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	—	6

Net change in cash and cash equivalents	—	—	114	(44)	(2)	—	68

Cash and cash equivalents, beginning of period	—	—	476	144	3	—	623

Cash and cash equivalents, end of period	$—	$—	$590	$100	$1	$—	$691

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, recent developments, results of operations, and financial condition. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television, and television commercial production; spending on domestic and foreign television advertising, and foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of the broadband distribution and movie studio industries; uncertainties inherent in the development of new business lines and business strategies; financial performance of our joint ventures and investments; integration of acquired operations; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand, and internet protocol television, and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venture partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; reduced access to capital markets or significant increases in costs to borrow; and a failure to secure affiliate agreements or renewal of such agreements on less favorable terms. For additional risk factors, refer to Item 1A, “Risk Factors,” in our 2010 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

BUSINESS OVERVIEW

We are a global nonfiction media and entertainment company that provides programming across multiple distribution platforms throughout the world. We distribute customized programming in over 40 languages in the U.S. and over 200 other countries and territories. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC, Animal Planet, Science Channel, and Investigation Discovery. We also have a diversified portfolio of websites and other digital media services, develop and sell curriculum-based products and services, and provide postproduction audio services.

Our objective is to invest in content for our networks to build viewership, optimize distribution revenue and capture advertising sales, and to create or reposition additional branded channels and businesses that can sustain long-term growth and occupy a desired programming niche with strong consumer appeal. Our strategy is to optimize the distribution, ratings, and profit potential of each of our branded networks. In addition to growing distribution and advertising revenue for our branded networks, we are extending content distribution across new distribution platforms, including brand-aligned websites, mobile devices, video-on-demand (“VOD”), and broadband channels, which provide promotional platforms for our television programming and serve as additional outlets for advertising and affiliate sales.

Our content spans genres including science, exploration, survival, natural history, sustainability of the environment, technology, docu-series, anthropology, paleontology, history, space, archaeology, health and wellness, engineering, adventure, lifestyles, forensics, civilization, and current events. A significant portion of our programming tends to be culturally neutral and maintains its relevance for an extended period of time. As a result, a significant amount of our content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages, as well as the creation of local programming tailored to individual market preferences.

We have an extensive library of programming and footage and ongoing content production that provide a source of content for creating new services and launching into new markets and onto new platforms. We own all or most rights to the majority of our programming and footage, which enables us to exploit our library to launch new brands and services into new markets quickly. Our programming can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world.

Our media content is designed to target key audience demographics and the popularity of our programming creates a reason for advertisers to purchase commercial time on our channels. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home (“DTH”) satellite operators, and other content distributors to deliver our programming to their customers.

We classify our operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television networks, websites, and other digital media services; International Networks, consisting primarily of international cable and satellite television networks and websites; and Education and Other, consisting principally of curriculum-based product and service offerings and postproduction audio services.

U.S. Networks

U.S. Networks generated net revenues of $587 million during the three months ended March 31, 2011, which represented 62% of our total consolidated net revenues. This segment owns and operates nine national television networks, principally throughout the U.S., including prominent television brands such as Discovery Channel, TLC, and Animal Planet. In addition, this segment has interests in OWN: Oprah Winfrey Network (“OWN”), The Hub, and 3net, which are networks operated joint ventures. We account for our interests in the underlying joint ventures using the equity method of accounting.

On January 1, 2011, we contributed the domestic Discovery Health network to OWN. The contribution included affiliate relationships with cable operators and DTH satellite service providers, content licenses, and website user information. The contribution did not impact our ownership interest, voting control, or governance rights related to OWN. We recorded the contribution at fair value, which resulted in a pretax gain of $129 million. The gain resulted in $27 million of tax expense.

Following the contribution, we no longer consolidate the domestic Discovery Health network. Additionally, net losses generated by OWN will be allocated to both joint venture partners based on their proportionate ownership interests, which are 50-50. Previously, we recognized 100% of OWN’s net losses. Future net income generated by OWN will initially be allocated 100% to us up to the amount of net losses previously recognized by us prior to the contribution. After we have recouped our losses, any excess net income will be allocated to both joint venture partners based on their proportionate ownership interests.

U.S. Networks generates revenues primarily from fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and from advertising sold on our television networks, websites, and other digital media services. Distribution fees are based on the number of subscribers receiving our programming. Distribution revenues are recognized net of incentives we provide to operators in exchange for carrying our networks. Incentives typically include cash payments to operators (“launch incentives”), providing the channel to the distributor for free for a predetermined length of time, or both. Launch incentives are capitalized as assets upon launch of our network by the operator and are amortized on a straight-line basis as a reduction of revenue over the term of the contract, including free periods. Advertising revenues are dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. Our U.S. Networks segment also generates revenues from affiliate and advertising sales representation services for third-party and joint venture networks and the licensing of our brands for consumer products. During the three months ended March 31, 2011, distribution, advertising, and other revenues were 47%, 49%, and 4%, respectively, of total net revenues for this segment. The Discovery Channel, TLC, and Animal Planet collectively generated 75% of U.S. Networks’ total net revenues for the three months ended March 31, 2011.

U.S. Networks’ largest single cost is the cost of programming, including production costs for original programming. U.S. Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives.

International Networks

International Networks generated net revenues of $323 million during the three months ended March 31, 2011, which represented 34% of our total consolidated net revenues. International Networks consists of national and pan-regional television networks and a portfolio of websites. International Networks owns and operates a portfolio of television networks, led by Discovery Channel and Animal Planet, which are distributed in virtually every pay-television market in the world through an infrastructure that includes operational centers in London, Singapore, and Miami. This segment has one of the largest international distribution platforms with two to thirteen networks in more than 200 countries and territories around the world. At March 31, 2011, International Networks operated over 140 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities.

The International Networks segment continues to pursue international expansion in select areas. For example, in 2010, we began the international rollout of TLC as a female-targeted global flagship, which has been launched in over 30 countries and territories in Europe and Asia, with additional launches planned. In addition, on November 12, 2010, we acquired the remaining 50% interest in substantially all of the international Animal Planet and Liv (formerly People + Arts) networks from joint venture partner BBC Worldwide, giving us 100% ownership of these networks. Previously, these networks were operated as 50-50 joint ventures between us and BBC Worldwide. We determined that we were the primary beneficiary of the joint ventures with the BBC, and therefore, consolidated these joint ventures prior to the acquisition. With this acquisition we wholly own and operate most of our international television networks except for various channels in Japan and Canada, which are operated by joint ventures with strategically important local partners. We anticipate that international expansion will continue to be an area of focus for the foreseeable future.

Effective January 1, 2011, we realigned our International Networks reporting structure into the following four regions: Western Europe, which includes the United Kingdom (“U.K.”) and western European countries; Central and Eastern Europe, Middle East, and Africa (“CEEMEA”); Latin America; and Asia-Pacific. Previously, International Networks’ regional operations reported into the following four regions: the U.K.; Europe (excluding the U.K.), Middle East, and Africa; Asia-Pacific; and Latin America. This realignment did not impact the Company’s consolidated financial statements other than to change the regions in which we describe our operating results for the International Networks segment.

On September 1, 2010, we sold Antenna Audio Limited, which was a component of our International Networks segment.

On February 17, 2010, we acquired all interests in an uplink facility in London, including its employees and operations, for a payment of $35 million. The uplink facility has been included in the International Networks segment operating results since the date of acquisition.

Similar to our U.S. Networks segment, the primary sources of revenues for International Networks are fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and from advertising sold on our television networks and websites. Distribution fees are based on the number of subscribers receiving our programming and are recognized net of launch incentives. International Networks executes a localization strategy by offering shared programming with U.S. Networks, customized content, and localized schedules via our distribution feeds. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. Advertising revenues are dependent upon a number of factors including the stage of development of pay television markets, number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In developing pay television markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay television. In relatively mature markets, such as Western Europe, the growth dynamic is changing. Increased market penetration and distribution are unlikely to drive rapid growth in those markets. Instead, growth in advertising sales will come from increasing viewership and advertising pricing on our existing pay television networks and launching new services, either in pay television or free television environments. During the three months ended March 31, 2011, distribution, advertising, and other revenues were 64%, 32%, and 4%, respectively, of total net revenues for this segment.

International Networks’ largest cost is for programming. Our International Networks segment maximizes the use of shared programming from our U.S. Networks segment. Such programming is shared from our U.S. Networks segment or acquired through third party production companies through production, coproduction, or license arrangements. We also provide local programming that is tailored to individual market preferences. International Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives.

Education and Other

Education and Other generated net revenues of $41 million during the three months ended March 31, 2011, which represented 4% of our total consolidated net revenues. Our Education and Other segment is primarily comprised of curriculum-based product and service offerings and postproduction audio services. Our education business generates revenues primarily from subscriptions charged to public and private K-12 schools for access to an online VOD service that includes a suite of curriculum-based tools, professional development services, and to a lesser extent student assessment and publication of hardcopy curriculum-based content. Our education business also participates in growing corporate partnerships, global brand, and content licensing business with leading non-profits, foundations, trade associations, and Fortune 500 companies. Other businesses primarily include postproduction audio services that are provided to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies, and interactive producers.

RESULTS OF OPERATIONS

Changes in Basis of Presentation – Recast

Our results of operations for the three months ended March 31, 2010 have been recast to reclassify the results of operations of Antenna Audio as discontinued operations. For the three months ended March 31, 2010, Antenna Audio’s revenues, income before income taxes, and net income were $10 million, zero, and zero, respectively.

Items Impacting Comparability

Following the contribution of the domestic Discovery Health network to OWN on January 1, 2011, we no longer consolidate the network. The comparability of our results of operations between 2011 and 2010 has been impacted by the deconsolidation. Accordingly, the following table presents the results of operations of the Discovery Health network for the three months ended March 31, 2010 to assist the reader in better understanding the changes in our results of operations for the three months ended March 31, 2011 and 2010 (in millions).

Three Months Ended March 31, 2010
Revenues:
Distribution	$4
Advertising	14

Total revenues	18

Costs of revenues	7
Selling, general and administrative	4

Total operating expenses	11

Net income	$7

Consolidated Results of Operations

Our consolidated results of operation were as follows (in millions).

	Three Months Ended March 31,		% Change Favorable/
	2011	2010	(Unfavorable)
		(recast)
Revenues:
Distribution	$480	$445	8%
Advertising	392	348	13%
Other	79	76	4%

Total revenues	951	869	9%
Costs of revenues, excluding depreciation and amortization listed below	273	267	(2)%
Selling, general and administrative	269	284	5%
Depreciation and amortization	30	33	9%
Restructuring charges	1	3	67%
Gains on dispositions	(129)	—	—%

	444	587	24%

Operating income	507	282	80%

Interest expense, net	(49)	(58)	16%
Other expense, net	(7)	(4)	(75)%

Income before income taxes	451	220	NM
Provision for income taxes	(146)	(47)	NM

Net income	305	173	76%
Less net income attributable to noncontrolling interests	—	(4)	NM

Net income available to Discovery Communications, Inc. stockholders	$305	$169	80%

NM – not meaningful.

Revenues

Distribution revenues increased $35 million, driven by rate increases and subscriber growth, which were augmented by a $5 million benefit from favorable changes in foreign currency exchange rates. The growth in distribution revenues was partially offset by a $4 million decrease for the effect of no longer consolidating the Discovery Health network.

Advertising revenues increased $44 million, which was attributable to increased pricing and higher sellouts. Advertising revenues also benefited from $4 million of favorable changes in foreign currency exchange rates. These increases were partially offset by a $14 million decrease due to the Discovery Health network no longer being consolidated.

Other revenues increased $3 million principally as a result of continued growth in subscriptions for access to our online streaming service.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, production costs, distribution costs, and sales commissions, increased $6 million. The increase in costs of revenues was principally related to higher content expense, higher sales commissions, and changes in foreign currency exchange rates. Content expense increased $4 million primarily due to additional content being aired as a result of the international rollout of the TLC network, international expansion, and the continued investment in programming, offset by $20 million of lower content write-offs. Sales commissions increased $4 million due to improved advertising sales. The increase in costs of revenues also includes $4 million of unfavorable changes in foreign currency exchange rates. These increases were partially offset by a $7 million decrease as a result of no longer consolidating the Discovery Health network.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs, and occupancy and back office support fees, decreased $15 million. The decrease in selling, general and administrative expenses was driven by decreases of $27 million for stock-based compensation, $3 million for marketing costs, and $4 million as a result of no longer consolidating the Discovery Health network. Stock-based compensation expense decreased due to a decline in outstanding unit awards and SARs, which are cash-settled awards, partially offset by an increase in the fair value of stock-based awards and an increase in the number of outstanding performance based restricted stock units (“PRSUs”) and time based restricted stock units (“RSUs”). Marketing costs were higher in 2010 due to the launch of the Life television series.

The decreases were partially offset by higher employee costs due to merit based increases in compensation, increased costs related to the international rollout of the TLC network and expansion in international markets, increased research costs related to obtaining ratings services for additional networks, and $7 million of unfavorable changes in foreign currency exchange rates.

Depreciation and Amortization

Depreciation and amortization expense decreased $3 million due to lower asset balances as a result of certain assets becoming fully depreciated in prior periods.

Restructuring Charges

We incurred restructuring charges of $1 million and $3 million for the three months ended March 31, 2011 and 2010, respectively, primarily related to various employee terminations and other exit activities.

Gains on Dispositions

In connection with the contribution of the Discovery Health network to OWN on January 1, 2011, we recorded a pretax gain of $129 million, which represents the fair value of the investment retained less the book basis of contributed assets.

Interest Expense, Net

Interest expense, net decreased $9 million for the three months ended March 31, 2011, which was driven by a decrease in interest expense related to interest rate swaps. For the three months ended March 31, 2011 and 2010, we incurred zero and $14 million of interest expense related to interest rate swaps. The interest expense related to swaps for the three months ended March 31, 2010 was due to changes in designation and interest rates. During 2010, most of our interest rate swaps either matured in 2010 or were settled prior to maturity as a result of refinancing most of our debt in June 2010.

Other Expense, Net

Other expense, net consisted of the following (in millions).

	Three Months Ended March 31,
	2011	2010
		(recast)
Loss from equity investees	$(11)	$(7)
Other, net	4	3

Total other expense, net	$(7)	$(4)

The increase in losses from equity method investments was primarily attributable to higher selling, general and administrative costs incurred by OWN in connection with its launch on January 1, 2011. The increase in selling, general and administrative expenses incurred by OWN was partially offset by changing the proportion of OWN’s losses we recognize from 100% prior to the launch period to 50% subsequent to the launch.

Provision for Income Taxes

Our tax provision and effective tax rate were $146 million and 32%, respectively, for the three months ended March 31, 2011. The effective tax rate differed from the U.S. federal statutory income tax rate of 35% principally because we did not record a deferred tax liability of $21 million with respect to the portion of the outside basis in the OWN joint venture attributable to the nondeductible goodwill contributed to OWN and production activity deductions, which were partially offset by state taxes.

Our income tax provision and effective tax rate were $47 million and 21%, respectively, for the three months ended March 31, 2010. The effective tax rate differed from the U.S. federal statutory income tax rate of 35% due primarily to the reversal of a $28 million previously established foreign tax reserve recorded in connection with the completion of a tax audit and production activity deductions, which were partially offset by state taxes.

Net Income Attributable to Noncontrolling Interests

The $4 million decrease in net income attributable to noncontrolling interests was due to the acquisition of BBC Worldwide’s interests in the international Animal Planet and Liv networks on November 12, 2010. Following the acquisition, the Company absorbs 100% of the net operating results of the joint ventures.

Segment Results of Operations

We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges, and (vi) gains (losses) on business and asset dispositions. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. We exclude mark-to-market stock-based compensation, exit and restructuring charges, certain impairment charges, and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. We also exclude the depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

Additionally, certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon decisions made directly by segment executives. Additional financial information for our reportable segments is set forth in Note 14 to the consolidated financial statements included in Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q.

Total consolidated Adjusted OIBDA was calculated as follows (in millions).

			% Change
	Three Months Ended March 31,		Favorable/
	2011	2010	(Unfavorable)
		(recast)
Revenues:
U.S. Networks	$587	$546	8%
International Networks	323	283	14%
Education and Other	41	37	11%
Corporate and inter-segment eliminations	—	3	NM

Total revenues	951	869	9%
Costs of revenues, excluding depreciation and amortization (1)	(273)	(267)	(2)%
Selling, general and administrative (1)	(265)	(248)	(7)%
Add: Amortization of deferred launch incentives (2)	14	11	27%

Adjusted OIBDA	$427	$365	17%

NM – not meaningful.

(1)	Costs of revenues and selling, general and administrative expenses exclude mark-to-market stock-based compensation, depreciation and amortization, restructuring charges, and gains on dispositions.

(2)	Amortization of deferred launch incentives are included as a reduction of distribution revenues for reporting in accordance with GAAP, but are excluded from Adjusted OIBDA.

The following table presents our Adjusted OIBDA, by segment, with a reconciliation of total consolidated Adjusted OIBDA to consolidated operating income (in millions).

			% Change
	Three Months Ended March 31,		Favorable/
	2011	2010	(Unfavorable)
		(recast)
Adjusted OIBDA:
U.S. Networks	$334	$293	14%
International Networks	144	122	18%
Education and Other	8	5	60%
Corporate and inter-segment eliminations	(59)	(55)	(7)%

Total Adjusted OIBDA	427	365	17%
Amortization of deferred launch incentives	(14)	(11)	(27)%
Mark-to-market stock-based compensation	(4)	(36)	89%
Depreciation and amortization	(30)	(33)	9%
Restructuring charges	(1)	(3)	67%
Gains on dispositions	129	—	—%

Operating income	$507	$282	80%

U.S. Networks

The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

			% Change
	Three Months Ended March 31,		Favorable/
	2011	2010	(Unfavorable)
Revenues:
Distribution	$274	$259	6%
Advertising	290	266	9%
Other	23	21	10%

Total revenues	587	546	8%
Costs of revenues, excluding depreciation and amortization	(147)	(145)	(1)%
Selling, general and administrative	(108)	(110)	2%
Add: Amortization of deferred launch incentives	2	2	—%

Adjusted OIBDA	334	293	14%
Amortization of deferred launch incentives	(2)	(2)	—%
Depreciation and amortization	(4)	(6)	33%
Restructuring charges	(1)	—	—%
Gains on dispositions	129	—	—%

Operating income	$456	$285	60%

Revenues

Distribution revenues increased $15 million, primarily due to annual contractual rate increases for fees charged to operators who distribute our networks and an increase in paying subscribers, principally for networks carried on the digital tier. These increases were partially offset by a $4 million decrease for the effect of no longer consolidating the Discovery Health network.

Advertising revenues increased $24 million, which was driven by increased pricing in the upfront and scatter markets and higher sellouts, reflecting the continued improvement in the advertising market. The effect of no longer consolidating the Discovery Health network was a $14 million decrease in advertising revenues.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, sales commissions, distribution costs, and production costs, increased $2 million. The increase in costs of revenues was due to an $8 million increase for operating costs such as content, sales commissions, and distribution. The increase in content expense reflects our continued investment in programming, partially offset by $18 million of lower content write-offs. Increased sales commissions were attributable to higher advertising sales. Distribution costs increased in connection with delivering programming for our network joint ventures. These increases were partially offset by a $7 million decrease for the effect of no longer consolidating the Discovery Health network.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs, and occupancy and back office support fees, decreased $2 million. The decline in selling, general and administrative expenses was attributable to lower marketing costs, which were higher in 2010 due to the launch of the Life television series, and a $4 million reduction as a result of no longer consolidating the Discovery Health network. These decreases were partially offset by higher research costs and merit based increases in compensation.

Adjusted OIBDA

Adjusted OIBDA increased $41 million, primarily due to increased advertising sales, growth in distribution revenues, and lower marketing costs. These improvements were partially offset by increased content expense, higher sales commissions, and a $7 million decline as a result of no longer consolidating the Discovery Health network.

International Networks

The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

			% Change
	Three Months Ended March 31,		Favorable/
	2011	2010	(Unfavorable)
		(recast)
Revenues:
Distribution	$206	$186	11%
Advertising	102	82	24%
Other	15	15	—%

Total revenues	323	283	14%
Costs of revenues, excluding depreciation and amortization	(105)	(99)	(6)%
Selling, general and administrative	(86)	(71)	(21)%
Add: Amortization of deferred launch incentives	12	9	33%

Adjusted OIBDA	144	122	18%
Amortization of deferred launch incentives	(12)	(9)	(33)%
Depreciation and amortization	(10)	(8)	(25)%
Restructuring charges	—	(3)	NM

Operating income	$122	$102	20%

NM – not meaningful.

Revenues

Distribution revenues increased $20 million, which was attributable to subscriber growth in Latin America and CEEMEA and increased rates for fees charged to operators who distribute our networks in Latin America. Subscriber growth reflects the international rollout of the TLC network and continued expansion of pay television services in international markets. These increases were augmented by a $5 million benefit from favorable changes in foreign currency exchange rates.

Advertising revenues were $20 million higher due to improved pricing and sellouts in Western Europe and to a lesser extent higher sellouts and viewership in Asia-Pacific and Latin America. Improvements in the international advertising markets drove higher prices and sellouts, and growth in pay television services generated improved viewership. The increase in advertising revenues included a $4 million benefit from favorable changes in foreign currency exchange rates.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs, sales commissions, and production costs, increased $6 million. The increase in costs of revenues was due to higher content expense across all regions, higher sales commissions in Western Europe and Latin America, and changes in foreign currency exchange rates. Content expense increased $3 million due to additional content being aired as a result of the international rollout of the TLC network and international expansion. Sales commissions increased slightly as a result of higher advertising sales. Costs of revenues also increased $4 million due to unfavorable changes in foreign currency exchange rates. These increases were partially offset by a decline in distribution costs.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs, and occupancy and back office support fees, increased $15 million. Increased selling, general and administrative expenses were attributable to the international rollout of the TLC network and expansion in Western Europe, Latin America, and CEEMEA, which drove marketing and employee costs higher. The increase in selling, general and administrative expenses also reflects $7 million of unfavorable changes in foreign currency exchange rates.

Adjusted OIBDA

Adjusted OIBDA increased $22 million, primarily due to growth in distribution revenues and advertising sales. These improvements were partially offset by increased marketing costs, content expense, employee costs, sales commissions, and $2 million of unfavorable changes in foreign currency exchange rates.

Education and Other

The following table presents, for our Education and Other segment, revenues by type, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

			% Change
	Three Months Ended March 31,		Favorable/
	2011	2010	(Unfavorable)
Revenues:
Other	$41	$37	11%

Total revenues	41	37	11%
Costs of revenues, excluding depreciation and amortization	(21)	(21)	—%
Selling, general and administrative	(12)	(11)	(9)%

Adjusted OIBDA	8	5	60%
Depreciation and amortization	(2)	(1)	NM

Operating income	$6	$4	50%

NM – not meaningful.

Revenues

Other revenues increased $4 million, primarily due to continued growth in subscriptions for access to our online streaming service.

Costs of Revenues

Costs of revenues, which consist principally of production costs, royalty payments, and content expense, were consistent for the three months ended March 31, 2011 and 2010.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, occupancy and back office support fees, and marketing costs, increased $1 million due to higher employee costs as a result of hiring additional personnel to support the growth in our education business.

Adjusted OIBDA

Adjusted OIBDA increased $3 million, primarily due to continued growth in online streaming services and improved performance for our postproduction audio services, which was partially offset by increased employee costs.

Corporate and Inter-segment Eliminations

The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

			% Change
	Three Months Ended March 31,		Favorable/
	2011	2010	(Unfavorable)
Revenues:
Other	$—	$3	NM

Total revenues	—	3	NM
Costs of revenues, excluding depreciation and amortization	—	(2)	NM
Selling, general and administrative	(59)	(56)	(5)%

Adjusted OIBDA	(59)	(55)	(7)%
Mark-to-market stock-based compensation	(4)	(36)	89%
Depreciation and amortization	(14)	(18)	22%

Operating loss	$(77)	$(109)	29%

NM – not meaningful.

Corporate operations primarily consist of executive management, administrative support services, a consolidated joint venture, and substantially all of our stock-based compensation. Consistent with our segment reporting, corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives.

Selling, general and administrative expenses increased $3 million, which was primarily attributable to a $5 million increase in stock-based compensation expense for equity settled awards such as stock options, PRSUs, and RSUs that received fixed accounting, and merit based increases in compensation. The $32 million decrease in mark-to-market stock-based compensation was driven by a decrease in the number of outstanding unit award, partially offset by an increase in the number of outstanding PRSUs that receive mark-to-market accounting and an increase in the fair value of outstanding awards. Depreciation and amortization expense decreased $4 million due to lower asset balances as a result of certain assets becoming fully depreciated in prior periods.

FINANCIAL CONDITION

Sources and Uses of Cash

Our principal sources of cash are cash and cash equivalents on hand, cash flows from operating activities, available borrowing capacity under our revolving credit facility, and access to capital markets. As of March 31, 2011, we had $1.4 billion of total capital resources available, comprised of $450 million of cash and cash equivalents on hand, excluding amounts held by consolidated joint ventures, and approximately $1.0 billion available to borrow under our revolving credit facility. As a public company, we may have access to other sources of capital such as the public bond and equity markets. On June 17, 2009, we filed a Registration Statement on Form S-3 (“Shelf Registration”) with the SEC in which we registered securities, including debt securities, common stock, and preferred stock. We have issued $3.5 billion of public senior notes under this Shelf Registration. Access to sufficient capital in these markets is not assured and is dependent on the equity and credit markets.

Our primary uses of cash include, among other items, the creation and acquisition of new content, operating expenditures, discretionary repurchases of stock, income taxes, interest, funding to joint ventures, capital expenditures, and business acquisitions. We believe our financial condition is sound and anticipate that our existing cash and cash equivalents on hand, cash generated by operating activities, and available to us, considered together, should be sufficient to meet our anticipated cash operating requirements for at least the next twelve months.

On August 3, 2010, we implemented a stock repurchase program, pursuant to which we are authorized to purchase up to $1.0 billion of our common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility, and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions, and other factors. The repurchase program does not have an expiration date.

We have interests in various joint ventures and provide funding to those joint ventures from time-to-time. From their inception through March 31, 2011, we have provided $225 million in funding, including interest accrued on outstanding borrowings, to our joint ventures that existed as of that date. We expect to provide significant additional funding to our joint ventures and expect to recoup amounts funded.

Cash Flows

Changes in cash and cash equivalents were as follows (in millions).

	Three Months Ended March 31,
	2011	2010

Cash and cash equivalents, beginning of period	$466	$623
Cash provided by operating activities	217	126
Cash used in investing activities	(70)	(65)
Cash (used in) provided by financing activities	(168)	1
Effect of exchange rate changes on cash and cash equivalents	8	6

Net change in cash and cash equivalents	(13)	68

Cash and cash equivalents, end of period	$453	$691

Changes in cash and cash equivalents for the three months ended March 31, 2010 include insignificant amounts related to Antenna Audio, which was sold on September 1, 2010.

Operating Activities

Cash provided by operating activities increased $91 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in cash provided by operating activities was driven by increased advertising sales and distribution fees, a decrease in taxes paid, and the timing of accounts payable disbursements. These improvements were partially offset by increased investments in programming, the timing of accounts receivable collections, and an increase in payments for cash-settled equity awards and annual bonuses. During the three months ended March 31, 2011 we received a $39 million tax refund related to overpayments in 2010 and there was a decrease in tax payments related to 2011 as a result of the extension of the tax law that allows for the immediate deduction of certain domestic programming costs. The increase in payments for cash-settled equity awards was attributable to the increase in fair value of outstanding unit awards, which reflects the increase in the price of our Series A common stock, partially offset by a decline in cash payments related to SARs.

Investing Activities

Cash used in investing activities increased $5 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, which was attributable to an increase in funding to unconsolidated network joint ventures, partially offset by cash used for a business acquisition during the three months ended March 31, 2010.

Cash flows used in investing activities for the three months ended March 31, 2011 primarily included $57 million in funding payments to unconsolidated network joint ventures and $11 million for capital expenditures. Cash flows used in investing activities for the three months ended March 31, 2010 primarily included $35 million for the acquisition of an uplink facility, $15 million in funding payments to unconsolidated network joint ventures, and $12 million related to capital expenditures. The increase in funding to unconsolidated network joint ventures was due to continued investments in OWN, which was launched on January 1, 2011.

Financing Activities

Cash flows from financing activities decreased $169 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease in cash flows from financing activities was principally attributable to stock repurchases made pursuant to our stock repurchase program implemented on August 3, 2010 and repayments of our outstanding debt and capital lease obligations, partially offset by an increase in cash payments and tax benefits received from employee stock option exercises.

Cash used in financing activities for the three months ended March 31, 2011 was comprised of $167 million for the repurchase of 4.7 million shares of our Series C common stock and $10 million for outstanding debt and capital lease payments, partially offset by $14 million related to cash payments and tax benefits received from employee stock option exercises. Cash provided by financing activities for the three months ended March 31, 2010 reflects $9 million for cash payments and tax benefits received from employee stock option exercises, which was partially offset by $8 million for payments related to outstanding debt and capital lease obligations.

Capital Resources

As of March 31, 2011, we had approximately $1.4 billion of total capital resources available, which was comprised of the following (in millions).

	As of March 31, 2011
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$450	$—	$—	$450

Revolving credit facility	1,000	1	—	999

Fixed rate public debt:
3.70% Senior Notes, semi-annual interest, due June 2015	850	—	850	—
5.625% Senior Notes, semi-annual interest, due August 2019	500	—	500	—
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	—	1,300	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	—	850	—

	3,500	—	3,500	—

Total	$4,950	$1	$3,500	$1,449

Cash and cash equivalents exclude $3 million of cash held by consolidated joint ventures as of March 31, 2011.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we enter into various commitments for the purchase of goods or services or that would require us to make payments or provide funding in the event certain circumstances occur. Information regarding our commitments and off-balance sheet arrangements is set forth in Note 13 to the consolidated financial statements included in Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q.

RELATED PARTY TRANSACTIONS

In the normal course of business, we enter into transactions with related parties, primarily Liberty Global, Inc., Liberty Media Corporation, Ascent Media Corporation, their respective subsidiaries and affiliates, and companies in which we have an interest accounted for under the equity method. Information regarding transactions and amounts with related parties is set forth in Note 12 to the consolidated financial statements included in Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed materially since December 31, 2010. Disclosures about our critical accounting policies and estimates is set forth Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

We adopted certain accounting and reporting standards during the three months ended March 31, 2011. Information regarding our adoption of new accounting and reporting standards is set forth in Note 1 to the consolidated financial statements included in Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposures to market risk have not changed materially since December 31, 2010. Quantitative and qualitative disclosures about our existing market risk is set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

In the normal course of business, we experience routine claims and legal proceedings. It is our opinion, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A.	Risk Factors.

Our risk factors have not changed materially since December 31, 2010. Disclosures about our existing risk factors is set forth in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three months ended March 31, 2011.

The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
Series C common stock:
January 1, 2011 – January 31, 2011	1,875,000	$34.61	1,875,000	$829,727,213
February 1, 2011 – February 28, 2011	1,092,300	$35.67	1,092,300	$790,765,116
March 1, 2011 – March 31, 2011	1,764,707	$35.53	1,764,707	$728,060,067

Total	4,732,007	$35.20	4,732,007	$728,060,067

(1)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(2)

On August 3, 2010, we announced a stock repurchase program, pursuant to which we are authorized to purchase up to $1.0 billion of our common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions, and other factors. The repurchase program does not have an expiration date. The above repurchases were funded using cash on hand. There were no repurchases of our Series A common stock or Series B common stock during the three months ended March 31, 2011.

ITEM 6.	Exhibits.

Exhibit No.	Description

10.1	Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2011, SEC File No. 1-34177 (the “March 8-K”)

10.2	Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the March 8-K)

10.3	Stock Appreciation Right Grant Agreement (incorporated by reference to Exhibit 10.3 to the March 8-K)

10.4	Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to the March 8-K)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: April 29, 2011	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: April 29, 2011	By:	/s/ Bradley E. Singer
Bradley E. Singer
Senior Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2011, SEC File No. 1-34177 (the “March 8-K”)

10.2	Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the March 8-K)

10.3	Stock Appreciation Right Grant Agreement (incorporated by reference to Exhibit 10.3 to the March 8-K)

10.4	Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to the March 8-K)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)