Form 10-Q
period 2011-06-30
Discovery Communications, Inc.
filed 2011-08-04
CIK 1437107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of July 26, 2011:

Series A Common Stock, par value $0.01 per share	140,766,034
Series B Common Stock, par value $0.01 per share	6,589,084
Series C Common Stock, par value $0.01 per share	126,355,687

DISCOVERY COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except par value)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,095	$466
Receivables, net	908	880
Content rights, net	93	83
Deferred income taxes	65	81
Prepaid expenses and other current assets	160	225

Total current assets	2,321	1,735

Noncurrent content rights, net	1,310	1,245
Property and equipment, net	382	399
Goodwill	6,302	6,434
Intangible assets, net	584	605
Investments	806	455
Other noncurrent assets	131	146

Total assets	$11,836	$11,019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48	$87
Accrued liabilities	364	393
Deferred revenues	98	114
Current portion of stock-based compensation liabilities	52	118
Current portion of long-term debt	22	20
Other current liabilities	30	53

Total current liabilities	614	785

Long-term debt	4,235	3,598
Deferred income taxes	373	304
Other noncurrent liabilities	100	99

Total liabilities	5,322	4,786
Commitments and contingencies (Note 13)

Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued at 2011 and 2010	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 57 shares issued at 2011 and 2010	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 140 and 138 shares issued at 2011 and 2010, respectively	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued at 2011 and 2010	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 142 shares issued at 2011 and 2010	2	2
Additional paid-in capital	6,441	6,358
Treasury stock, at cost: 13 and 3 Series C common shares at 2011 and 2010, respectively	(482)	(105)
Retained earnings	559	—
Accumulated other comprehensive loss	(10)	(33)

Total Discovery Communications, Inc. stockholders’ equity	6,513	6,225
Noncontrolling interests	1	8

Total equity	6,514	6,233

Total liabilities and equity	$11,836	$11,019

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Distribution	$493	$449	$973	$894
Advertising	494	435	886	783
Other	80	79	159	155

Total revenues	1,067	963	2,018	1,832

Costs of revenues, excluding depreciation and amortization	288	254	561	521
Selling, general and administrative	300	304	569	588
Depreciation and amortization	30	33	60	66
Restructuring charges	4	—	5	3
Gains on dispositions	—	—	(129)	—

	622	591	1,066	1,178

Operating income	445	372	952	654

Interest expense, net	(49)	(48)	(98)	(106)
Loss on extinguishment of debt	—	(136)	—	(136)
Other income (expense), net	2	(37)	(5)	(41)

Income before income taxes	398	151	849	371
Provision for income taxes	(144)	(41)	(290)	(88)

Net income	254	110	559	283
Less net income attributable to noncontrolling interests	—	(3)	—	(7)

Net income attributable to Discovery Communications, Inc.	254	107	559	276
Stock dividends to preferred interests	—	(1)	—	(1)

Net income available to Discovery Communications, Inc. stockholders	$254	$106	$559	$275

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.63	$0.25	$1.37	$0.65

Diluted	$0.62	$0.25	$1.36	$0.64

Weighted average shares outstanding:
Basic	406	426	407	425

Diluted	410	431	412	430

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$559	$283
Adjustments to reconcile net income to cash provided by operating activities:
Content expense	381	350
Stock-based compensation	49	94
Depreciation and amortization	60	67
Gains on dispositions	(129)	—
Deferred income tax expense (benefit)	71	(44)
Noncash portion of loss on extinguishment	—	12
Other noncash expenses, net	30	43
Changes in operating assets and liabilities:
Receivables, net	(31)	(31)
Content rights	(430)	(370)
Accounts payable and accrued liabilities	(116)	(159)
Stock-based compensation liabilities	(92)	(123)
Income tax receivable	94	(11)
Other, net	(15)	(21)

Cash provided by operating activities	431	90

Investing Activities
Purchases of property and equipment	(27)	(20)
Business acquisitions, net of cash acquired	—	(38)
Investments in and advances to equity investees	(82)	(41)

Cash used in investing activities	(109)	(99)

Financing Activities
Borrowings from long term debt, net of discount and issuance costs	641	2,970
Principal repayments of long-term debt	—	(2,883)
Principal repayments of capital lease obligations	(13)	(5)
Repurchases of common stock	(377)	—
Cash distributions to noncontrolling interests	(7)	(2)
Proceeds from stock option exercises	38	15
Excess tax benefits from stock-based compensation	17	4

Cash provided by financing activities	299	99

Effect of exchange rate changes on cash and cash equivalents	8	—

Net change in cash and cash equivalents	629	90
Cash and cash equivalents, beginning of period	466	623

Cash and cash equivalents, end of period	$1,095	$713

Supplemental Cash Flow Information
Cash paid for interest, net:
Periodic interest payments for debt, interest rate swaps and capital lease obligations	$99	$115
Make-whole premiums, termination payments, and repayment of original issue discount	—	148

Total cash paid for interest, net	$99	$263

Cash paid for taxes, net	$93	$178

Noncash Investing and Financing Transactions
Investment in OWN	$273	$—

Assets acquired under capital lease arrangements	$—	$20

Stock dividends to preferred interests	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,408	$3	$6,411	$6,365	$25	$6,390
Comprehensive income:
Net income	254	—	254	107	3	110
Other comprehensive income (loss):
Foreign currency translation adjustments, net	6	—	6	(10)	—	(10)
Market value adjustments and reclassifications for securities and derivatives	—	—	—	6	—	6

Total comprehensive income	260	—	260	103	3	106
Stock dividends declared to preferred interests	—	—	—	(1)	—	(1)
Stock-based compensation	14	—	14	10	—	10
Excess tax benefits from stock-based compensation	13	—	13	3	—	3
Issuance of common stock in connection with stock-based plans	28	—	28	6	—	6
Repurchases of common stock	(210)	—	(210)	—	—	—
Cash distributions to noncontrolling interests	—	(2)	(2)	—	—	—

Ending balance	$6,513	$1	$6,514	$6,486	$28	$6,514

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,225	$8	$6,233	$6,197	$23	$6,220
Comprehensive income:
Net income	559	—	559	276	7	283
Other comprehensive income (loss):
Foreign currency translation adjustments, net	23	—	23	(30)	—	(30)
Market value adjustments and reclassifications for securities and derivatives	—	—	—	7	—	7

Total comprehensive income	582	—	582	253	7	260
Stock dividends declared to preferred interests	—	—	—	(1)	—	(1)
Stock-based compensation	28	—	28	18	—	18
Excess tax benefits from stock-based compensation	17	—	17	4	—	4
Issuance of common stock in connection with stock-based plans	38	—	38	15	—	15
Repurchases of common stock	(377)	—	(377)	—	—	—
Cash distributions to noncontrolling interests	—	(7)	(7)	—	(2)	(2)

Ending balance	$6,513	$1	$6,514	$6,486	$28	$6,514

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

Unaudited Interim Financial Statements

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments, consisting only of those of a normal recurring nature, necessary to state fairly the financial position, results of operations, and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually evaluates its estimates, judgments, and assumptions; and management’s assessments could change. Actual results may differ from those estimates and could have a material impact on the consolidated financial statements.

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenue Recognition for Multiple-Element Revenue Arrangements

In October 2009, the FASB issued guidance that changed the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modified the manner in which the arrangement consideration is allocated across the separately identified deliverables, and expanded the disclosures required for multiple-element revenue arrangements. Under the new guidance, the Company must allocate the arrangement consideration to each deliverable based on management’s estimate of the price at which each element would be separately sold, if fair value is not available. The Company prospectively adopted the new guidance effective January 1, 2011, which did not have a material impact on its consolidated financial statements.

Accounting and Reporting Pronouncements Not Yet Adopted

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

In April 2011, the FASB issued new accounting guidance related to identifying and disclosing troubled debt restructurings (“TDRs”), which is effective for the Company on July 1, 2011 and to be applied retrospectively to restructurings occurring on or after January 1, 2011. This guidance provides clarification in assessing whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purpose of determining whether a restructuring constitutes a TDR. The Company is currently assessing the impact of this guidance on its financial statements.

Fair Value Measurements

In May 2011, the FASB and the International Accounting Standards Board (“IASB”) issued guidance, which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Under the new guidance, the highest and best use concepts are only relevant when measuring the fair value of nonfinancial assets. The new guidance also extends the prohibition of the application of a blockage factor to all financial measurements and requires the Company to disclose quantitative information about unobservable inputs used in a description of the valuation processes, and a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. The Company will prospectively adopt the new guidance effective January 1, 2012. The Company is currently assessing the impact of this guidance on its financial statements.

Comprehensive Income

In June 2011, the FASB issued guidance eliminating the current option to report other comprehensive income and its components in the statement of changes in equity. Entities may elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. Under the new guidance, each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, are required to be disclosed under either alternative. The guidance is effective January 1, 2012, but early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements.

Concentrations Risk

Receivables

The Company’s trade receivables do not represent a significant concentration of credit risk as of June 30, 2011, due to the wide variety of customers and market segments dispersed across many geographic areas in which the Company operates.

Financial Institutions

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Lender Counterparties

The risk associated with a debt transaction under the Company’s revolving credit facility is that the counterparty will not be available to fund as obligated. If funding under the revolving credit facility is unavailable, the Company may have to acquire a

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of June 30, 2011, the Company did not anticipate nonperformance by any of its counterparties.

NOTE 2. ACQUISITIONS AND DISPOSITIONS

Acquisitions

London Uplink Facility

On February 17, 2010, the Company acquired all interests in an uplink facility in London, including its employees and operations, for a payment of $35 million. The uplink facility has been included in the Company’s operating results since the date of acquisition.

Dispositions

Discovery Health Network

On January 1, 2011, the Company contributed the domestic Discovery Health network to OWN LLC in connection with the launch of The Oprah Winfrey Network (“OWN”), which resulted in pretax gain of $129 million (Note 3). As the Company continues to be involved in the operations of the Discovery Health network through its ownership interests in OWN LLC, the Company has not presented the financial position, results of operations, and cash flows of the Discovery Health network as discontinued operations.

Antenna Audio

On September 1, 2010, the Company sold Antenna Audio, which was a component of its International Networks segment. Antenna Audio’s operating results for the three and six months ended June 30, 2010 have been reclassified as discontinued operations on the Consolidated Statements of Operations. For the three months ended June 30, 2010, Antenna Audio’s revenues, income before income taxes, and net income were $11 million, zero, and zero, respectively. For the six months ended June 30, 2010, Antenna Audio’s revenues, income before taxes, and net income were $21 million, zero, and zero, respectively. As the income associated with Antenna Audio is zero, there is no separate line in the Consolidated Statements of Operations for discontinued operations.

NOTE 3. VARIABLE INTEREST ENTITIES

In the normal course of business, the Company enters into joint ventures or makes investments that support its underlying business strategy and provide it the ability to enter new markets for its brands, develop programming, and distribute its existing content. In certain instances, a joint venture or an investment may qualify as a VIE. As of June 30, 2011 and December 31, 2010, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which are 50-50 joint ventures that operate pay-television networks. The Company previously had ownership interests in joint ventures with BBC Worldwide (the “BBC”) that were VIEs, substantially all of which were consolidated. On November 12, 2010, the Company acquired the BBC’s interests in these joint ventures. The Company now wholly owns these entities and continues to consolidate them.

As of June 30, 2011 and December 31, 2010, the Company accounted for its interests in all other joint venture VIEs using the equity method. The aggregate carrying values of investments in VIEs accounted for using the equity method were $806 million and $453 million as of June 30, 2011 and December 31, 2010, respectively, which were recorded in “Investments” on the Consolidated Balance Sheets. During the three and six months ended June 30, 2011, the Company recognized equity earnings of $3 million and equity losses of $7 million, respectively, for its portion of net earnings (losses) generated by VIEs accounted for using the equity method, which were recorded in “Other income (expense), net” on the Consolidated Statements of Operations. During the three and six months ended June 30, 2010, the Company recognized equity losses of $10 million and $16 million, respectively, for its portion of net losses generated by VIEs accounted for using the equity method, which were recorded in “Other income (expense), net” on the Consolidated Statements of Operations.

The Company’s estimated risk of loss for investments in VIEs was approximately $845 million as of June 30, 2011, which includes the carrying value of its investments and the unfunded portion of contractual funding commitments to joint ventures. Actual amounts funded exceed contractual funding commitments. The Company intends to fund significant amounts to OWN. No amounts have been recorded for future funding commitments. The estimated risk of loss excludes the Company’s operating performance guarantee to Hub Television Networks LLC disclosed below.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Hub Television Networks LLC

Hub Television Networks LLC operates The Hub, which is a pay-television network that provides children’s and family entertainment and educational programming that launched October 10, 2010. The Company provides the joint venture with funding and services such as distribution, sales, and administrative support. See Note 12 for further discussion. Based upon the level of equity investment at risk, the Company has determined that the joint venture is a VIE. The joint venture partners share equally in voting control, as well as the profits, losses, and funding of the joint venture. The Company has determined that it is not the primary beneficiary of The Hub, because it does not control the activities that are most significant to the joint venture’s operating performance and success. Accordingly, the Company accounts for its investment in The Hub using the equity method.

The Company has guaranteed a certain level of operating performance for the joint venture, which is reduced over time as performance targets are achieved. As of June 30, 2011, the remaining maximum exposure to loss under this performance guarantee was below $185 million. The Company believes the likelihood is remote that the performance guarantee will not be achieved and, therefore, the performance guarantee is unlikely to have a material adverse impact on the Company’s financial position, operating results, or cash flows. Accordingly, the fair value of the guarantee as of June 30, 2011 was not material. The Company is also committed to fund up to $15 million to the joint venture; none of which has been funded through June 30, 2011.

On May 23, 2011, The Hub revised its arrangement with Hasbro Studios to increase the license fees for animated programming. This change created a trigger event for purposes of intangible asset and goodwill impairment testing. The Hub’s management prepared a fair value assessment using a discounted cash flow valuation model, for purposes of performing step one of the goodwill impairment test. The underlying assumptions, such as future cash flows, weighted average costs of capital, and long-term growth rates were generally not observable in the marketplace, and therefore, involved significant judgment. The estimated fair value of The Hub exceeded its carrying value; no impairments were recorded. Given that the early results of The Hub’s operations have been below its initial long-term business plan, there is a possibility that future results may vary from the current assumptions in the long-term business plan. The Company will monitor the valuation of its investment in accordance with GAAP, which requires an impairment charge for other-than-temporary decline in value.

The carrying values of the Company’s investment in The Hub were $339 million and $344 million as of June 30, 2011 and December 31, 2010, respectively.

OWN LLC

OWN LLC operates OWN, which is a pay-television network and website that provides adult lifestyle content focused on self-discovery and self-improvement that launched on January 1, 2011. In connection with the launch of OWN, the Company contributed the domestic Discovery Health network to the joint venture, which included goodwill and other identifiable assets with carrying values of $136 million and $8 million, respectively. The Company recorded the contribution at fair value, which resulted in a pretax gain of $129 million. The fair value of the Company’s retained equity interest in OWN was estimated at $273 million. The gain represents the fair value of the equity investment retained less the carrying values of contributed assets. The gain resulted in $27 million of tax expense.

The fair value of the contribution of the Discovery Health network to OWN was determined utilizing customary valuation methodologies including discounted cash flows. The underlying assumptions, such as future cash flows, weighted average costs of capital, long-term growth rates, marketplace valuation methodologies, and market comparable transactions and multiples were generally not observable in the marketplace, and therefore, involved significant judgment. Given the early stage of OWN’s operations compared with its long-term business plan, there is a possibility that results may vary from these initial assumptions. The Company will monitor the valuation of its investment in accordance with GAAP, which requires an impairment charge for other-than-temporary decline in value.

The contribution did not impact the Company’s ownership interest, voting control, or governance rights related to OWN. The Company no longer consolidates the domestic Discovery Health network subsequent to the contribution, which was a component of its U.S. Networks segment.

Based upon the level of equity investment at risk, the Company has determined that OWN is a VIE. While the joint venture partners share equally in voting control, Harpo Inc. (“Harpo”) holds certain operational rights related to programming and marketing. The Company has determined that it is not the primary beneficiary of OWN, because it does not control the activities that are most significant to the joint venture’s operating performance and success. Accordingly, the Company accounts for its investment in OWN using the equity method. Following the contribution of the Discovery Health network to OWN, net losses generated by OWN are allocated to both joint venture partners based on their proportionate ownership interests, which are 50-50. Previously, the Company

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

recognized 100% of OWN’s net losses. Future net income generated by OWN will initially be allocated 100% to the Company up to the amount of pre-launch net losses recognized. After the Company has recouped its losses, any excess net income will be allocated to both joint venture partners based on their proportionate ownership interests.

The Company provides the joint venture funding and services such as distribution, licensing, sales, and administrative support. See Note 12 for further discussion. As the Company has assumed all funding requirements as of June 30, 2011, the Company’s total funding to OWN, including interest accrued on outstanding borrowings, was $242 million, which is in excess of its commitment of $189 million. While the Company expects to provide significant additional funding to OWN, the Company also expects to recoup amounts funded. OWN will distribute its initial excess cash to the Company to repay funding then due. Following repayment of funding then due, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo.

The carrying value of the Company’s investment in OWN, including its equity method investment and note receivable balance, was $390 million and $52 million as of June 30, 2011 and December 31, 2010, respectively.

Pursuant to the joint venture agreement, Harpo has the right to require the Company to purchase its interest in OWN every two and one half years commencing on January 1, 2016. The put arrangement provides that the Company would purchase Harpo’s interests at fair market value up to a maximum put amount. The maximum put amount is a range from $100 million on the first put exercise date up to $400 million on the fourth put exercise date. No amounts have been recorded for the put right.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company records certain assets and liabilities at fair value. Fair value measurements are classified according to the following three-level fair value hierarchy established by the FASB.

Level 1	–	measurements based on observable inputs such as quoted prices for identical instruments in active markets.

Level 2	–	measurements based on inputs such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities.

Level 3	–	measurements based on valuations derived from present value and other valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in millions).

		June 30, 2011
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$77	$—	$—	$77
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	654	—	—	654
U.S. Treasury securities	Cash and cash equivalents	—	200	—	200

Total assets		$731	$200	$—	$931

Liabilities:
Deferred compensation plan	Accrued liabilities	$77	$—	$—	$77
Other	Other current liabilities	—	—	1	1

Total liabilities		$77	$—	$1	$78

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash, accounts receivable, accounts payable, and debt. The carrying values for cash, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of the Company’s outstanding debt using quoted market prices was $4.4 billion and $3.7 billion as of June 30, 2011 and December 31, 2010, respectively.

NOTE 5. CONTENT RIGHTS

Content rights consisted of the following (in millions).

	June 30, 2011	December 31, 2010
Produced content rights:
Completed	$2,185	$1,963
In-production	243	229
Coproduced content rights:
Completed	481	446
In-production	77	76
Licensed content rights:
Acquired	348	297
Prepaid	19	19

Content rights, at cost	3,353	3,030
Accumulated amortization	(1,950)	(1,702)

Total content rights, net	1,403	1,328
Current portion	(93)	(83)

Noncurrent portion	$1,310	$1,245

Content expense was $196 million and $165 million for the three months ended June 30, 2011 and 2010, respectively, and $381 million and $350 million for the six months ended June 30, 2011 and 2010, respectively.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6. DEBT

Outstanding debt consisted of the following (in millions).

	June 30,	December 31,
	2011	2010
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
Capital lease and other obligations	118	126

Total long-term debt	4,268	3,626
Unamortized discount	(11)	(8)

Long-term debt, net	4,257	3,618
Current portion of long-term debt	(22)	(20)

Noncurrent portion of long-term debt	$4,235	$3,598

On June 20, 2011, Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, issued $650 million aggregate principal amount of 4.375% Senior Notes due on June 15, 2021 (the “2021 Notes”). DCL received net proceeds of approximately $641 million from the offering after the $4 million issuance discount and $5 million of deferred financing costs.

DCL may, at its option, redeem some or all of the 2021 Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, through the date of repurchase. Interest on the 2021 Notes is payable on June 15 and December 15 of each year. The 2021 Notes are unsecured and rank equally in right of payment with all of DCL’s other unsecured senior indebtedness and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery.

In addition to the debt instruments listed in the table above, the Company also has a $1.0 billion revolving credit facility. There were no amounts drawn under the revolving credit facility as of June 30, 2011 and December 31, 2010. If the Company were to draw on the revolving credit facility, outstanding balances would bear interest at a variable rate determined pursuant to the credit agreement. Balances outstanding under the revolving credit facility would be due on the expiration date, which is October 11, 2013.

The Company was in compliance with all covenants and provisions under its credit agreements as of June 30, 2011 and December 31, 2010. There were no events of default.

NOTE 7. EQUITY

Stock Repurchase Program

On August 3, 2010, the Company implemented a stock repurchase program, with authorization to purchase up to $1.0 billion of its common stock. The repurchase program has no expiration date. During the three and six months ended June 30, 2011, the Company repurchased 5.64 million and 10.37 million shares, respectively, of its Series C common stock for an aggregate purchase price of $210 million and $377 million, respectively, through open market transactions. The repurchases were funded using cash on hand. As of June 30, 2011, the Company had remaining authorization of $518 million for future repurchases of its common stock. The stock repurchases were recorded in a separate account at cost, which was reported as a reduction in equity.

NOTE 8. STOCK-BASED COMPENSATION

The Company has various incentive plans under which unit awards, stock options, performance based restricted stock units (“PRSUs”), time based restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) have been issued. The Company does not intend to grant additional unit awards or SARs, which are cash-settled, except as may be required by contract or to employees in countries in which stock options, PRSUs, or RSUs are not permitted. The vesting and service requirements of stock-based awards granted during the six months ended June 30, 2011 were consistent with the arrangements disclosed in the 2010 Form 10-K.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense was as follows (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unit awards	$18	$39	$21	$63
Stock options	8	8	18	15
PRSUs and RSUs	6	2	10	3
Other	—	1	—	13

Total stock-based compensation expense	$32	$50	$49	$94

Tax benefit recognized	$12	$20	$18	$35

Compensation expense for all awards was recorded in “Selling, general and administrative” expense on the Consolidated Statements of Operations. As of June 30, 2011 and December 31, 2010, the Company recorded total liabilities of $52 million and $125 million, respectively, for cash-settled awards.

Stock-Based Award Activity

Unit Awards

Unit award activity for the six months ended June 30, 2011 was as follows (in millions, except years).

	Unit Awards	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	8.8	$21.98	0.79	$198
Granted	2.3	$41.17
Settled	(3.7)	$18.95		$91
Forfeited	(0.1)	$21.46

Outstanding as of June 30, 2011	7.3	$29.54	1.19	$93

Vested and expected to vest as of June 30, 2011	6.9	$29.47	1.18	$88

Vested and unpaid as of June 30, 2011	0.5	$21.77	—	$12

Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price exceeds the grant price. The weighted-average grant price of unit awards granted during the six months ended June 30, 2011 was $41.17 per unit award. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards as of the last day of the most recent fiscal period, until settlement. The weighted-average fair value of unit awards outstanding as of June 30, 2011 was $15.64 per unit award. The Company made cash payments totaling $91 million and $67 million during the six months ended June 30, 2011 and 2010, respectively, to settle vested unit awards. As of June 30, 2011, there was $58 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 2.04 years.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

Stock option activity for the six months ended June 30, 2011 was as follows (in millions, except years).

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	15.7	$19.26	5.21	$350
Granted	1.2	$39.14
Exercised	(2.3)	$16.54		$62
Forfeited	(0.4)	$22.41

Outstanding as of June 30, 2011	14.2	$21.27	5.35	$280

Vested and expected to vest as of June 30, 2011	13.8	$21.16	5.45	$272

Exercisable as of June 30, 2011	4.1	$17.16	5.20	$98

The weighted-average exercise price and weighted-average grant date fair value of stock options granted during the six months ended June 30, 2011 were $39.14 and $14.45, respectively, per option. The Company received cash payments totaling $38 million and $15 million during the six months ended June 30, 2011 and 2010, respectively, from the exercise of stock options. As of June 30, 2011, there was $63 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.72 years.

PRSUs and RSUs

PRSU and RSU activity for the six months ended June 30, 2011 was as follows (in millions, except years).

	PRSUs and RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2010	1.5	$32.66	2.29	$61
Granted	1.0	$38.86
Converted	—	$—		$—
Forfeited	—	$—

Outstanding as of June 30, 2011	2.5	$35.24	2.27	$99

Vested and expected to vest as of June 30, 2011	2.0	$34.99	2.25	$83

PRSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service and whether the Company achieves certain operating performance targets. During the six months ended June 30, 2011, the Company granted 0.7 million PRSUs with a weighted-average grant date fair value of $38.78 per PRSU. As of June 30, 2011, there was $33 million of unrecognized compensation cost, net of expected forfeitures, related to PRSUs, which is expected to be recognized over a weighted-average period of 2.0 years based on the Company’s current probability assessment of the PRSUs that will vest, which may differ from actual results.

RSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service. During the six months ended June 30, 2011, the Company granted 0.3 million RSUs with a weighted-average grant date fair value of $39.01 per RSU. As of June 30, 2011, there was $18 million of unrecognized compensation cost, net of expected forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.77 years.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

SARs

There were immaterial amounts of SARs outstanding as of June 30, 2011 and December 31, 2010. The Company made cash payments totaling $1 million and $54 million during the six months ended June 30, 2011 and 2010, respectively, to settle exercised SARs.

NOTE 9. INCOME TAXES

The Company’s provisions for income taxes were $144 million and $41 million, and the effective tax rates were 36% and 27% for the three months ended June 30, 2011 and 2010, respectively. The effective tax rate for the three months ended June 30, 2011 differed from the U.S. federal statutory income tax rate of 35% due primarily to state taxes partially offset by production activity deductions. The effective tax rate for the three months ended June 30, 2010 differed from the U.S. federal statutory income tax rate of 35% due primarily to a production activity deduction and a $13 million tax benefit for a change in the Company’s election to claim foreign tax credits that were previously taken as deductions, which were partially offset by state taxes.

The Company’s provisions for income taxes were $290 million and $88 million, and the effective tax rates were 34% and 24% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate for the six months ended June 30, 2011 differed from the U.S. federal statutory income tax rate of 35% principally because the Company did not record a deferred tax liability of $21 million with respect to the portion of the outside basis in the OWN joint venture attributable to the nondeductible goodwill contributed to OWN and production activity deductions. These items were partially offset by state taxes. The effective tax rate for the six months ended June 30, 2010 differed from the U.S. federal statutory income tax rate of 35% primarily due to the reversal of a $28 million previously established foreign tax reserve recorded in connection with the completion of a tax audit, production activity deductions and a $13 million tax expense reduction for a change in the Company’s election to claim foreign tax credits that were previously taken as deductions, which were partially offset by state taxes.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for its 2009 and 2008 consolidated federal income tax returns. With few exceptions, the Company is no longer subject to audit by the IRS, state tax authorities, or foreign tax authorities for years prior to 2006. Certain of the Company’s subsidiaries are currently under examination for the 2006 and 2007 tax years. The Company does not expect any material adjustments.

NOTE 10. NET INCOME PER SHARE

The following table presents a reconciliation of income and weighted average number of shares outstanding between basic and diluted income per share (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$254	$110	$559	$283
Less net income attributable to noncontrolling interests	—	(3)	—	(7)

Net income attributable to Discovery Communications, Inc.	254	107	559	276
Stock dividends to preferred interests	—	(1)	—	(1)

Net income available to Discovery Communications, Inc. stockholders – basic and diluted	$254	$106	$559	$275

Denominator:
Weighted average shares outstanding — basic	406	426	407	425
Weighted average dilutive effect of equity awards	4	5	5	5

Weighted average shares outstanding — diluted	410	431	412	430

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.63	$0.25	$1.37	$0.65

Diluted	$0.62	$0.25	$1.36	$0.64

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The weighted average number of shares outstanding for the three and six months ended June 30, 2011 and 2010 included the Company’s outstanding Series A, Series B, and Series C common shares, as well as its outstanding Series A and Series C convertible preferred shares. All series of the Company’s common and preferred shares were included in the weighted average number of shares outstanding when calculating both basic and diluted income per share as the holder of each common and preferred series legally participates equally in any per share distributions.

For both the three and six months ended June 30, 2011, diluted income per share excluded three million options, PRSUs, and contingently issuable preferred shares, because their inclusion would have been anti-dilutive or specific criteria had not yet been achieved.

Diluted income per share for both the three and six months ended June 30, 2010 excluded five million options, PRSUs, and contingently issuable preferred shares, because their inclusion would have been anti-dilutive or specific criteria had not yet been achieved.

NOTE 11. SUPPLEMENTAL DISCLOSURES

Other Income (Expense), Net

Other income (expense), net consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unrealized (losses) gains on derivative instruments, net	$(1)	$6	$2	$5
Realized losses on derivative instruments, net	—	(33)	(2)	(33)
Earnings (losses) from equity investees, net	3	(10)	(8)	(17)
Other, net	—	—	3	4

Total other income (expense), net	$2	$(37)	$(5)	$(41)

NOTE 12. RELATED PARTY TRANSACTIONS

The following is a description of the Company’s related parties.

DIRECTV, Liberty Global, Inc., Liberty Media Corporation, and Ascent Media Corporation

The Company’s Board of Directors includes two members who served as directors of DIRECTV through June 16, 2010, including John C. Malone, the former Chairman of the Board of DIRECTV. Prior to June 16, 2010, Dr. Malone owned approximately 24% of the aggregate voting power of DIRECTV. Effective June 16, 2010, Dr. Malone converted his Class B common stock into DIRECTV Class A common stock, which reduced his voting interest to 3% of DIRECTV, and Dr. Malone and the other member of the Company’s Board of Directors who served as a DIRECTV director resigned from the DIRECTV Board. Through June 16, 2010,

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

transactions with DIRECTV are reported as related party transactions. Revenues from transactions with DIRECTV were $50 million, or 5% of total revenues, and $104 million, or 6%, of total revenues, for the three and six months ended June 30, 2010. Expenses from transactions with DIRECTV were not material for the three and six months ended June 30, 2010.

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

Revenues from transactions with both Liberty Global and Liberty Media totaled $9 million, or 1% of total revenues, and $7 million, or 1% of total revenues, for the three months ended June 30, 2011 and 2010, respectively. Revenues from transactions with both Liberty Global and Liberty Media totaled $18 million, or 1% of total revenues, and $14 million, or 1% of total revenues, for the six months ended June 30, 2011 and 2010, respectively. Expenses from transactions with both Liberty Global and Liberty Media for three and six months ended June 30, 2011 and 2010 were not material. The Company’s “Receivables, net” balances included insignificant amounts due from both Liberty Global and Liberty Media as of June 30, 2011 and December 31, 2010.

Effective January 25, 2010, Dr. Malone joined the Board of Directors of Ascent Media Corporation (“AMC”). Dr. Malone owns 1% of AMC’s Series A common stock and 85% of AMC’s Series B common stock, effectively providing him voting equity securities representing approximately 30% of the voting power with respect to the general election of AMC directors.

Beginning January 25, 2010, transactions with AMC are reported as related party transactions as a result of Dr. Malone joining AMC’s board. Operating expenses from transactions with AMC were $4 million, or 1% of total operating expenses for the three months ended June 30, 2011 and 2010. Operating expenses from transactions with AMC were $8 million, or 1% of total operating expenses, and $14 million, or 1% of total operating expenses, for the six months ended June 30, 2011 and 2010, respectively. Payable balances as of the periods ended June 30, 2011 and December 31, 2010 and revenues from transactions with AMC for the three and six months ended June 30, 2011 and 2010 were not material.

Dr. Malone serves as a director on Discovery’s board and owns shares representing approximately 23% of the aggregate general voting power of Discovery’s outstanding stock. At this time, Dr. Malone also controls approximately 31% of the Company’s aggregate voting power relating to the election of the eight common stock directors, as the preferred stock held by the Advance/Newhouse Programming Partnership has not been converted into shares of Discovery’s common stock.

As a result of this common directorship and ownership, transactions with Liberty Global, Liberty Media, AMC, their respective subsidiaries and equity method investees, and with DIRECTV through June 2010, are related party transactions. The majority of the amounts received under contractual arrangements with DIRECTV, Liberty Global, and Liberty Media entities relates to multi-year network distribution arrangements. Revenues under these arrangements include annual rate increases and are based on the number of subscribers receiving the related programming. AMC provides services, such as satellite uplink, systems integration, origination, and postproduction to Discovery.

Other Related Parties

Other related parties primarily include unconsolidated equity method investees, including unconsolidated VIEs described in Note 3. The Company provides equity method investees with content and services such as distribution, licensing, sales, and administrative support. Revenues from other related parties were $24 million, or 2% of total revenues, and $16 million, or 2% of total revenues, for the three months ended June 30, 2011 and 2010, respectively. Revenues from other related parties were $45 million, or 2% of total revenues, and $25 million, or 1% of total revenues, for the six months ended June 30, 2011 and 2010, respectively. Operating expenses for services acquired from other related parties were $3 million, or 1% of total operating expenses, for the three months ended June 30, 2011 and 2010. Operating expenses for services acquired from other related parties were $7 million, or 1% of total operating expenses, and $6 million, or 1% of total operating expenses, for the six months ended June 30, 2011 and 2010, respectively. The Company’s “Receivables, net” balances include $15 million and $9 million due from the Company’s other related parties as of June 30, 2011 and December 31, 2010, respectively.

The Company’s “Investments” balance includes notes receivable, net of earnings and losses absorbed from equity method investees. See Note 3 for further discussion. The Company records interest earnings from loans to joint ventures as a component of “Earnings (losses) from equity investees,” which is a component of “Other Income (Expense), Net.” Interest earnings recorded totaled $4 million and $8 million for the three and six months ended June 30, 2011. Interest earnings recorded totaled $1 million and $2 million for the three and six months ended June 30, 2010.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 13. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Commitments

In the normal course of business, the Company enters into various commitments, which primarily include arrangements for the purchase of programming and talent, operating and capital lease arrangements for the use of equipment and facilities, employment contracts, sponsorship commitments, arrangements to purchase various goods and services consumed in the normal course of business, future funding commitments to joint ventures (Note 3), and the obligation to issue additional preferred shares under the anti-dilution provisions of its outstanding preferred stock. Most commitments are payable over several years.

Contingencies

Put Right

Harpo has the right to require the Company to purchase its interest in OWN for fair value at various dates (Note 3). No amounts have been recorded for put right obligations.

Legal Matters

In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Guarantees

The Company has guaranteed a certain level of operating performance for The Hub joint venture (Note 3) and payment under certain joint venture contracts. There were no material amounts for guarantees to joint ventures recorded as of June 30, 2011 and December 31, 2010.

The Company may provide or receive indemnities intended to allocate certain business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable. There were no material amounts for indemnifications or other contingencies recorded as of June 30, 2011 and December 31, 2010.

NOTE 14. REPORTABLE SEGMENTS

The Company’s reportable segments are determined based on (i) financial information reviewed by its chief operating decision maker (“CODM”), the Chief Executive Officer, (ii) internal management and related reporting structure, and (iii) the basis upon which the CODM makes resource allocation decisions.

The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated at the consolidated level are not eliminated at the segment level as they are treated as third-party sales transactions. Inter-segment transactions, which primarily include the purchase of advertising and content between segments, were not significant for the periods presented.

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following tables present summarized financial information for each of the Company’s reportable segments (in millions).

Revenues by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
U.S. Networks	$660	$620	$1,247	$1,166
International Networks	368	306	691	589
Education and Other	39	33	80	70
Corporate and inter-segment eliminations	—	4	—	7

Total revenues	$1,067	$963	$2,018	$1,832

Adjusted OIBDA by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
U.S. Networks	$395	$379	$729	$672
International Networks	173	132	317	254
Education and Other	5	1	13	6
Corporate and inter-segment eliminations	(63)	(57)	(122)	(112)

Total adjusted OIBDA	$510	$455	$937	$820

Reconciliation of Total Adjusted OIBDA to Consolidated Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Adjusted OIBDA	$510	$455	$937	$820
Amortization of deferred launch incentives	(12)	(10)	(26)	(21)
Mark-to-market stock-based compensation	(19)	(40)	(23)	(76)
Depreciation and amortization	(30)	(33)	(60)	(66)
Restructuring charges	(4)	—	(5)	(3)
Gains on dispositions	—	—	129	—

Total operating income	$445	$372	$952	$654

Total Assets by Segment

	June 30, 2011	December 31, 2010
U.S. Networks	$2,603	$2,218
International Networks	1,194	1,127
Education and Other	63	74
Corporate and inter-segment eliminations	7,976	7,600

Total assets	$11,836	$11,019

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Total assets allocated to “Corporate” in the table above include the Company’s goodwill balance as the financial information reviewed by the Company’s CODM does not include an allocation of goodwill to each reportable segment.

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Overview

The Senior Notes outstanding as of June 30, 2011 and December 31, 2010 (Note 6) have been issued by DCL, a wholly-owned subsidiary of the Company, pursuant to a Registration Statement on Form S-3 filed with the SEC on June 17, 2009 (the “Shelf Registration”). The Company fully and unconditionally guarantees the Senior Notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company (collectively the “Issuers”), may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) the Company, (ii) DCH, (iii) DCL, (iv) the non-guarantor subsidiaries of DCL on a combined basis, (v) the other non-guarantor subsidiaries of the Company on a combined basis, and (vi) reclassifications and eliminations necessary to arrive at the consolidated financial statement balances for the Company. DCL and the non-guarantor subsidiaries of DCL are the primary operating subsidiaries of the Company. DCL primarily includes the Discovery Channel and TLC networks in the U.S. The non-guarantor subsidiaries of DCL include the Animal Planet network and substantially all of the Company’s other U.S. and international networks, education businesses, and most of the Company’s websites and other digital media services. The non-guarantor subsidiaries of DCL are wholly-owned subsidiaries of DCL with the exception of certain equity method investments. DCL is a wholly-owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly-owned subsidiary of the Company. DHC is included in the other non-guarantor subsidiaries of the Company.

Basis of Presentation

Solely for purposes of presenting the condensed consolidating financial statements, investments in the Company’s subsidiaries have been accounted for by their respective parent company using the equity method. Accordingly, in the following condensed consolidating financial statements the equity method has been applied to (i) the Company’s interests in DCH and the other non-guarantor subsidiaries of the Company, (ii) DCH’s interest in DCL, and (iii) DCL’s interests in the non-guarantor subsidiaries of DCL. Inter-company accounts and transactions have been eliminated to arrive at the consolidated financial statement amounts for the Company. The Company’s accounting bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed-down” to the applicable subsidiaries.

All direct and indirect subsidiaries are included in the Company’s consolidated U.S. tax return. In the condensed consolidating financial statements, tax expense related to permanent differences has been allocated to the entity that created the difference, while tax expense related to temporary differences has been allocated to each entity based on each entity’s pretax income relative to consolidated pretax income. Deferred taxes of the Company, DCL, and the non-guarantor subsidiaries have been allocated based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

As of June 30, 2011 and December 31, 2010, the cash and cash equivalents of the non-guarantor subsidiaries of DCL included $1 million and $12 million, respectively, of cash related to a consolidated joint venture that is only available for use by the joint venture.

The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheet

June 30, 2011

(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,000	$92	$3	$—	$1,095
Receivables, net	—	—	412	486	12	(2)	908
Content rights, net	—	—	13	80	—	—	93
Prepaid expenses and other current assets	17	—	119	88	1	—	225

Total current assets	17	—	1,544	746	16	(2)	2,321
Investment in and advances to subsidiaries	8,874	6,481	4,539	—	6,700	(26,594)	—
Noncurrent content rights, net	—	—	594	716	—	—	1,310
Goodwill	—	—	3,767	2,535	—	—	6,302
Other noncurrent assets	—	20	859	1,038	6	(20)	1,903

Total assets	$8,891	$6,501	$11,303	$5,035	$6,722	$(26,616)	$11,836

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11	$3	$197	$198	$5	$(2)	$412
Current portion of long-term debt	—	—	6	16	—	—	22
Other current liabilities	—	—	77	102	1	—	180

Total current liabilities	11	3	280	316	6	(2)	614
Long-term debt	—	—	4,156	79	—	—	4,235
Other noncurrent liabilities	—	—	386	100	7	(20)	473

Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	2,367	1,585	(212)	4,651	967	(9,358)	—
Equity (deficit) attributable to Discovery Communications, Inc.	6,513	4,913	6,693	(111)	5,742	(17,237)	6,513

Equity and advances attributable to Discovery Communications, Inc.	8,880	6,498	6,481	4,540	6,709	(26,595)	6,513
Noncontrolling interests	—	—	—	—	—	1	1

Total equity	8,880	6,498	6,481	4,540	6,709	(26,594)	6,514

Total liabilities and equity	$8,891	$6,501	$11,303	$5,035	$6,722	$(26,616)	$11,836

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2010

(in millions)

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2011

(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$459	$593	$17	$(2)	$1,067

Costs of revenues, excluding depreciation and amortization listed below	—	—	98	178	14	(2)	288
Selling, general and administrative	3	—	96	198	3	—	300
Depreciation and amortization	—	—	9	21	—	—	30
Restructuring charges	—	—	4	—	—	—	4

	3	—	207	397	17	(2)	622

Operating (loss) income	(3)	—	252	196	—	—	445
Equity in earnings of subsidiaries	256	256	121	—	171	(804)	—
Interest expense, net	—	—	(49)	—	—	—	(49)
Other income, net	—	—	2	—	—	—	2

Income before income taxes	253	256	326	196	171	(804)	398
Benefit from (provision for) income taxes	1	—	(70)	(75)	—	—	(144)

Net income	$254	$256	$256	$121	$171	$(804)	$254

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2010

(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$431	$519	$16	$(3)	$963

Costs of revenues, excluding depreciation and amortization listed below	—	—	87	155	15	(3)	254
Selling, general and administrative	2	—	88	212	2	—	304
Depreciation and amortization	—	—	8	24	1	—	33

	2	—	183	391	18	(3)	591

Operating (loss) income	(2)	—	248	128	(2)	—	372
Equity in earnings of subsidiaries	108	151	88	—	73	(420)	—
Interest expense, net	—	(18)	(28)	(2)	—	—	(48)
Loss of extinguishment of debt	—	(20)	(116)	—	—	—	(136)
Other (expense) income, net	—	(28)	(14)	5	—	—	(37)

Income before income taxes	106	85	178	131	71	(420)	151
Benefit from (provision for) income taxes	1	24	(27)	(40)	1	—	(41)

Net income	107	109	151	91	72	(420)	110
Less net income attributable to noncontrolling interests	—	—	—	(1)	—	(2)	(3)

Net income attributable to Discovery Communications, Inc.	107	109	151	90	72	(422)	107
Stock dividends to preferred interests	(1)	—	—	—	—	—	(1)

Net income available to Discovery Communications, Inc. stockholders	$106	$109	$151	$90	$72	$(422)	$106

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2011

(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$870	$1,117	$35	$(4)	$2,018

Costs of revenues, excluding depreciation and amortization listed below	—	—	194	342	29	(4)	561
Selling, general and administrative	6	—	179	378	6	—	569
Depreciation and amortization	—	—	19	40	1	—	60
Restructuring charges	—	—	4	1	—	—	5
Gains on dispositions	—	—	—	(129)	—	—	(129)

	6	—	396	632	36	(4)	1,066

Operating (loss) income	(6)	—	474	485	(1)	—	952
Equity in earnings of subsidiaries	563	564	313	—	376	(1,816)	—
Interest expense, net	—	—	(96)	(2)	—	—	(98)
Other income (expense), net	—	—	3	(8)	—	—	(5)

Income before income taxes	557	564	694	475	375	(1,816)	849
Benefit from (provision for) income taxes	2	—	(130)	(162)	—	—	(290)

Net income	$559	$564	$564	$313	$375	(1,816)	$559

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2010

(in millions)

	Discovery	DHC	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$815	$988	$33	$(4)	$1,832

Costs of revenues, excluding depreciation and amortization listed below	—	—	189	306	30	(4)	521
Selling, general and administrative	6	—	191	386	5	—	588
Depreciation and amortization	—	—	20	45	1	—	66
Restructuring charges	—	—	—	3	—	—	3

	6	—	400	740	36	(4)	1,178

Operating (loss) income	(6)	—	415	248	(3)	—	654
Equity in earnings of subsidiaries	280	346	195	—	188	(1,009)	—
Interest expense, net	—	(48)	(55)	(3)	—	—	(106)
Loss on extinguishment of debt	—	(20)	(116)	—	—	—	(136)
Other (expense) income, net	—	(32)	(18)	9	—	—	(41)

Income before income taxes	274	246	421	254	185	(1,009)	371
Benefit from (provision for) income taxes	2	36	(75)	(52)	1	—	(88)

Net income	276	282	346	202	186	(1,009)	283
Less net income attributable to noncontrolling interests	—	—	—	(4)	—	(3)	(7)

Net income attributable to Discovery Communications, Inc.	276	282	346	198	186	(1,012)	276
Stock dividends to preferred interests	(1)	—	—	—	—	—	(1)

Net income available to Discovery Communications, Inc. stockholders	$275	$282	$346	$198	$186	$(1,012)	$275

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non - Guarantor Subsidiaries of Discovery	Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$100	$(2)	$71	$262	$—	$—	$431

Investing Activities
Purchases of property and equipment	—	—	(9)	(17)	(1)	—	(27)
Investments in and advances to equity investees	—	—	—	(82)	—	—	(82)

Cash used in investing activities	—	—	(9)	(99)	(1)	—	(109)

Financing Activities
Borrowings from long term debt, net of discount and issuance costs	—	—	641	—	—	—	641
Principal repayments of capital leases obligations	—	—	(2)	(11)	—	—	(13)
Repurchases of common stock	(377)	—	—	—	—	—	(377)
Cash distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)
Proceeds from stock option exercises	55	—	—	—	—	—	55
Inter-company contributions and other financing activities, net	222	2	(70)	(161)	—	7	—

Cash (used in) provided by financing activities	(100)	2	569	(172)	—	—	299

Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	—	8

Net change in cash and cash equivalents	—	—	631	(1)	(1)	—	629

Cash and cash equivalents, beginning of period	—	—	369	93	4	—	466

Cash and cash equivalents, end of period	$—	$—	$1,000	$92	$3	$—	$1,095

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(35)	$(55)	$(27)	$205	$2	$—	$90

Investing Activities
Purchases of property and equipment	—	—	(4)	(15)	(1)	—	(20)
Business acquisitions, net of cash acquired	—	—	—	(38)	—	—	(38)
Investments in and advances to equity investees	—	—	(39)	(2)	—	—	(41)

Cash used in investing activities	—	—	(43)	(55)	(1)	—	(99)

Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	2,970	—	—	—	2,970
Principal repayments of long-term debt	—	(1,948)	(935)	—	—	—	(2,883)
Inter-company contributions and other financing activities, net	35	2,003	(1,844)	(179)	(3)	—	12

Cash provided by (used in) financing activities	35	55	191	(179)	(3)	—	99

Net change in cash and cash equivalents	—	—	121	(29)	(2)	—	90

Cash and cash equivalents, beginning of period	—	—	476	144	3	—	623

Cash and cash equivalents, end of period	$—	$—	$597	$115	$1	$—	$713

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television, and television commercial production; spending on domestic and foreign television advertising, and foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of the broadband distribution and movie studio industries; uncertainties inherent in the development of new business lines and business strategies; financial performance of our joint ventures and investments; integration of acquired operations; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand, internet protocol television, mobile devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venture partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; reduced access to capital markets or significant increases in costs to borrow; and a failure to secure affiliate agreements or renewal of such agreements on less favorable terms. For additional risk factors, refer to Item 1A, “Risk Factors,” in our 2010 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

U.S. Networks

U.S. Networks generated net revenues of $660 million and $1.2 billion during the three and six months ended June 30, 2011, respectively, which represented 62% of our total consolidated net revenues for both periods. This segment wholly owns and operates nine national television networks, principally throughout the U.S., including prominent television brands such as Discovery Channel, TLC, and Animal Planet. In addition, this segment has interests in OWN: Oprah Winfrey Network (“OWN”), The Hub, and 3net, which are joint venture operated networks. We account for our interests in the underlying joint ventures using the equity method of accounting.

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

Following the contribution, we no longer consolidate the domestic Discovery Health network. Additionally, net losses generated by OWN are allocated to both joint venture partners based on their proportionate ownership interests, which are 50-50. Previously, we recognized 100% of OWN’s net losses. Future net income generated by OWN will initially be allocated 100% to us up to the amount of net losses previously recognized by us prior to the contribution. After we have recouped our losses, any excess net income will be allocated to both joint venture partners based on their proportionate ownership interests.

U.S. Networks generates revenues from fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and from advertising sold on our television networks, websites, and other digital media services. Distribution fees are based on the number of subscribers receiving our programming. Distribution revenues are recognized net of incentives we provide to operators in exchange for carrying our networks. Incentives typically include cash payments to operators (“launch incentives”), providing the channel to the distributor for free for a predetermined length of time, or both. Launch incentives are capitalized as assets upon launch of our network by the operator and are amortized on a straight-line basis as a reduction of revenue over the term of the contract, including free periods. Advertising revenues are dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. Our U.S. Networks segment also generates revenues from affiliate and advertising sales representation services for third-party and joint venture networks and the licensing of our brands for consumer products. During the three months ended June 30, 2011, advertising, distribution, and other revenues were 55%, 41%, and 4%, respectively, of total net revenues for this segment. During the six months ended June 30, 2011, advertising, distribution, and other revenues were 52%, 44%, and 4%, respectively, of total net revenues for this segment. The Discovery Channel, TLC, and Animal Planet collectively generated 75% of U.S. Networks’ total net revenues for the three and six months ended June 30, 2011.

U.S. Networks’ largest single cost is the cost of programming, including production costs for original programming. U.S. Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives.

International Networks

International Networks generated net revenues of $368 million and $691 million during the three and six months ended June 30, 2011, respectively, which represented 34% of our total consolidated net revenues. International Networks consists of national and pan-regional television networks and a portfolio of websites. International Networks owns and operates a portfolio of television networks, led by Discovery Channel and Animal Planet, which are distributed in virtually every pay-television market in the world through an infrastructure that includes operational centers in London, Singapore, and Miami. This segment has one of the largest international distribution platforms with two to thirteen networks in more than 200 countries and territories around the world. At June 30, 2011, International Networks operated over 140 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities.

The International Networks segment continues to pursue international expansion in select areas. For example, in 2010, we began the international rollout of TLC as a female-targeted global flagship, and have launched TLC in over 30 countries and territories in Europe and Asia, with additional launches planned. In addition, on November 12, 2010, we acquired the remaining 50% interest in substantially all of the international Animal Planet and Liv (formerly People + Arts) networks from our joint venture partner, the BBC, giving us 100% ownership of these networks. Previously, these networks were operated as 50-50 joint ventures between us and the BBC. We determined that we were the primary beneficiary of the joint ventures with the BBC, and therefore, consolidated these joint ventures prior to the acquisition. With this acquisition, we wholly own and operate most of our international television networks, except for channels in Japan and Canada, which are operated by joint ventures with strategically important local partners. We anticipate that international expansion will continue to be an area of focus.

On February 17, 2010, we acquired all interests in an uplink facility in London, including its employees and operations, for a payment of $35 million. The uplink facility has been included in the International Networks segment operating results since the date of acquisition.

On September 1, 2010, we sold Antenna Audio Limited, which was a component of our International Networks segment.

Effective January 1, 2011, we realigned our International Networks reporting structure into the following four regions: Western Europe, which includes the United Kingdom (“U.K.”) and western European countries; Central and Eastern Europe, Middle East, and Africa (“CEEMEA”); Latin America; and Asia-Pacific. Previously, International Networks’ regional operations reported into the following four regions: the U.K.; Europe (excluding the U.K.), Middle East, and Africa (“EMEA”); Asia-Pacific; and Latin America. This realignment did not impact the Company’s consolidated financial statements other than to change the regions in which we describe our operating results for the International Networks segment.

Similar to our U.S. Networks segment, the primary sources of revenues for International Networks are fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and from advertising sold on our television networks and websites. Distribution fees are based on the number of subscribers receiving our programming and are recognized net of launch incentives. International Networks executes a localization strategy by offering shared programming with U.S. Networks, customized content, and localized schedules via our distribution feeds. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. Advertising revenues are dependent upon a number of factors including the stage of development of pay television markets, number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In developing pay television markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay television. In relatively mature markets, such as Western Europe, the growth dynamic is changing. Increased market penetration and distribution are unlikely to drive rapid growth in those markets. Instead, growth in advertising sales will come from increasing viewership and advertising pricing on our existing pay television networks and launching new services, either in pay television or free television environments. During the three months ended June 30, 2011, distribution, advertising, and other revenues were 60%, 36%, and 4%, respectively, of total net revenues for this segment. During the six months ended June 30, 2011, distribution, advertising, and other revenues were 62%, 34%, and 4%, respectively, of total net revenues for this segment.

International Networks’ largest cost is programming, which is acquired from our U.S. Networks segment or through production, coproduction, or license arrangements with third parties. While our International Networks segment maximizes the use of shared programming from our U.S. Networks segment, we also provide local programming that is tailored to individual market preferences. International Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives.

Education and Other

Education and Other generated net revenues of $39 million and $80 million during the three and six months ended June 30, 2011, respectively, which represented 4% of our total consolidated net revenues for both periods. Our Education and Other segment is primarily comprised of curriculum-based product and service offerings and postproduction audio services. Our education business generates revenues primarily from subscriptions charged to public and private K-12 schools for access to an online VOD service that includes a suite of curriculum-based tools, professional development services, and to a lesser extent student assessment and publication of hardcopy curriculum-based content. Our education business also participates in corporate partnerships, global brand and content licensing business with leading non-profits, foundations and trade associations. Other businesses primarily include postproduction audio services that are provided to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies, and interactive producers.

RESULTS OF OPERATIONS

Items Impacting Comparability

Following the contribution of the domestic Discovery Health network to OWN on January 1, 2011, we no longer consolidate the network. The comparability of our results of operations between 2011 and 2010 has been impacted by the deconsolidation. Accordingly to assist the reader in better understanding the changes in our results of operations, the following table presents the results of operations of the Discovery Health network for the three and six months ended June 30, 2010, (in millions).

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Revenues:
Distribution	$3	$7
Advertising	17	31
Other	1	1

Total revenues	21	39

Costs of revenues	7	14
Selling, general and administrative	4	8

Total operating expenses	11	22

Operating income	$10	$17

Consolidated Results of Operations

Our consolidated results of operation were as follows (in millions).

	Three Months Ended June 30,		% Change Favorable/	Six Months Ended June 30,		% Change Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)
Revenues:
Distribution	$493	$449	10%	$973	$894	9%
Advertising	494	435	14%	886	783	13%
Other	80	79	1%	159	155	3%

Total revenues	1,067	963	11%	2,018	1,832	10%

Costs of revenues, excluding depreciation and amortization	288	254	(13)%	561	521	(8)%
Selling, general and administrative	300	304	1%	569	588	3%
Depreciation and amortization	30	33	9%	60	66	9%
Restructuring charges	4	—	—%	5	3	(67)%
Gains on dispositions	—	—	—%	(129)	—	—%

	622	591	(5)%	1,066	1,178	10%

Operating income	445	372	20%	952	654	46%

Interest expense, net	(49)	(48)	(2)%	(98)	(106)	8%
Loss on extinguishment of debt	—	(136)	NM	—	(136)	NM
Other income (expense), net	2	(37)	NM	(5)	(41)	88%

Income before income taxes	398	151	NM	849	371	NM
Provision for income taxes	(144)	(41)	NM	(290)	(88)	NM

Net income	254	110	NM	559	283	98%
Less net income attributable to noncontrolling interests	—	(3)	NM	—	(7)	NM

Net income attributable to Discovery Communications, Inc.	254	107	NM	559	276	NM
Stock dividends to preferred interests	—	(1)	NM	—	(1)	NM

Net income available to Discovery Communications, Inc. stockholders	$254	$106	NM	$559	$275	NM

NM – not meaningful.

Revenues

Distribution revenues for the three and six months ended June 30, 2011, increased $44 million and $79 million, respectively. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, distribution revenues increased 8% for the three and six months ended June 30, 2011. Increases were driven by rate increases and subscriber growth.

Advertising revenues for the three and six months ended June 30, 2011, increased $59 million and $103 million, respectively. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, advertising revenues increased 16% for the three and six months ended June 30, 2011. Increases were attributable to increased pricing and higher sellouts. Advertising revenues also benefited from an $8 million benefit for non-recurring revenue items in the second quarter of 2011.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, production costs, distribution costs, and sales commissions, increased $34 million and $40 million for the three and six months ended June 30, 2011, respectively. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, costs of revenues increased 15% and 9% for the three and six months ended June 30, 2011, respectively. The increase in costs of revenues was principally related to higher content expense and higher sales commissions. Content expense and continued consolidated investment in programming increased $31 million for the three and six months ended June 30, 2011, primarily due to continued investment in programming and the international expansion of networks, such as TLC.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs, and occupancy and back office support fees, decreased $4 million and $19 million for the three and six months ended June 30, 2011, respectively. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, selling, general and administrative expense was flat and decreased 3% for the three and six months ended June 30, 2011, respectively. The decrease in selling, general and administrative expenses was driven by decreases of $18 million and $45 million for stock-based compensation, for the three and six months ended June 30, 2011, respectively. Stock-based compensation expense decreased $22 million and $55 million due to a decline in outstanding unit awards and SARs, which are cash-settled awards, for the three and six months ended June 30, 2011, respectively; partially offset by an increase in expense of $4 million and $10 million for stock options and an increase in the number of outstanding PRSUs and RSUs.

The decreases were partially offset by higher employee costs due to merit based increases in compensation, increased costs related to the international expansion of networks, such as TLC, and greater presence in new territories, such as Eastern Europe, and increased research costs related to obtaining ratings services for additional networks.

Depreciation and Amortization

Depreciation and amortization expense decreased $3 million and $6 million for the three and six months ended June 30, 2011, respectively, due to lower asset balances as a result of certain assets becoming fully depreciated in prior periods.

Restructuring Charges

We incurred restructuring charges of $4 million for the three months ended June 30, 2011, primarily related to various employee terminations and other exit activities. For the six months ended June 30, 2011 and 2010, respectively, we incurred restructuring charges of $5 million and $3 million.

Gains on Dispositions

In connection with the contribution of the Discovery Health network to OWN on January 1, 2011, we recorded a pretax gain of $129 million, which represents the fair value of the investment retained less the book basis of contributed assets.

Interest Expense, Net

Interest expense, was relatively flat for the three months ended June 30, 2011, when compared to the same period in 2010. Interest expense, net decreased $8 million for the six months ended June 30, 2011, as compared to prior period due to decreases in interest expense related to interest rate swaps. For the six months ended June 30, 2010, we incurred $20 million in interest expense related to interest rate swaps. During 2010, most of our interest rate swaps either matured or were settled prior to maturity as a result of refinancing most of our debt in June 2010. Decreases in interest expense attributable to interest rate swaps were partially offset by increases in interest expense on outstanding debt.

Other Income (Expense), Net

Other income (expense), net consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unrealized (losses) gains on derivative instruments, net	$(1)	$6	$2	$5
Realized losses on derivative instruments, net	—	(33)	(2)	(33)
Earnings (losses) from equity investees, net	3	(10)	(8)	(17)
Other, net	—	—	3	4

Total other income (expense), net	$2	$(37)	$(5)	$(41)

The decrease in losses from equity method investments was primarily attributable to the change in the proportion of OWN’s loss recognized from 100% prior to the launch on January 1, 2011, to 50% subsequent to the launch and an increase in interest earned on the OWN note. The decrease in derivative losses is a result of reducing the derivatives held by the Company as part of the issuance of Senior Notes in 2010.

Provision for Income Taxes

Our tax provisions were $144 million and $41 million, and the effective tax rates were 36% and 27% for the three months ended June 30, 2011 and 2010, respectively. The effective tax rate for the three months ended June 30, 2011 differed from the U.S. federal statutory income tax rate of 35% due primarily to state taxes partially offset by production activity deductions. The effective tax rate for the three months ended June 30, 2010 differed from the U.S. federal statutory income tax rate of 35% due primarily to production activity deduction and a $13 million tax benefit for a change in the Company’s election to claim foreign tax credits that were previously taken as deductions, which were partially offset by state taxes.

Our income tax provisions were $290 million and $88 million, and the effective tax rates were 34% and 24% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate for the six months ended June 30, 2011 differed from the U.S. federal statutory income tax rate of 35% principally because we did not record a deferred tax liability of $21 million with respect to the portion of the outside basis in the OWN joint venture attributable to the nondeductible goodwill contributed to OWN, production activity deductions, which were partially offset by state taxes. The effective tax rate for the six months ended June 30, 2010 differed from the U.S. federal statutory income tax rate of 35% due primarily to the reversal of a $28 million previously established foreign tax reserve recorded in connection with the completion of its tax audit, production activity deductions and a $13 million tax expense reduction for a change in the Company’s election to claim foreign tax credits that were previously taken as deductions, which were partially offset by state taxes.

Net Income Attributable to Noncontrolling Interests

The $3 million and $7 million decreases in net income attributable to noncontrolling interests for the three and six months ended June 30, 2011, respectively, were due to the acquisition of the BBC’s interests in the international Animal Planet and Liv networks on November 12, 2010. Following the acquisition, the Company no longer allocates net operating results to noncontrolling interests.

Segment Results of Operations

We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges, and (vi) gains (losses) on business and asset dispositions. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors, because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. We exclude mark-to-market stock-based compensation, exit and restructuring charges, certain impairment charges, and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility or non-recurring nature. We also exclude the depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

Total consolidated Adjusted OIBDA was calculated as follows (in millions).

			% Change			% Change
	Three Months Ended June 30,		Favorable/	Six Months Ended June 30,		Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)
Revenues:
U.S. Networks	$660	$620	6%	$1,247	$1,166	7%
International Networks	368	306	20%	691	589	17%
Education and Other	39	33	18%	80	70	14%
Corporate and inter-segment eliminations	—	4	NM	—	7	NM

Total revenues	1,067	963	11%	2,018	1,832	10%
Costs of revenues, excluding depreciation and amortization(1)	(288)	(254)	(13)%	(561)	(521)	(8)%
Selling, general and administrative(1)	(281)	(264)	(6)%	(546)	(512)	(7)%
Add: Amortization of deferred launch incentives(2)	12	10	(20)%	26	21	(24)%

Adjusted OIBDA	$510	$455	12%	$937	$820	14%

NM – not meaningful.

(1)	Costs of revenues and selling, general and administrative expenses exclude mark-to-market stock-based compensation, depreciation and amortization, restructuring charges, and gains on dispositions.
(2)	Amortization of deferred launch incentives are included as a reduction of distribution revenues for reporting in accordance with GAAP, but are excluded from Adjusted OIBDA.

The following table presents our Adjusted OIBDA, by segment, with a reconciliation of total consolidated Adjusted OIBDA to consolidated operating income (in millions).

			% Change			% Change
	Three Months Ended June 30,		Favorable/	Six Months Ended June 30,		Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)
Adjusted OIBDA:
U.S. Networks	$395	$379	4%	$729	$672	8%
International Networks	173	132	31%	317	254	25%
Education and Other	5	1	NM	13	6	NM
Corporate and inter-segment eliminations	(63)	(57)	(11)%	(122)	(112)	(9)%

Total Adjusted OIBDA:	510	455	12%	937	820	14%
Amortization of deferred launch incentives	(12)	(10)	(20)%	(26)	(21)	(24)%
Mark-to-market stock-based compensation	(19)	(40)	53%	(23)	(76)	70%
Depreciation and amortization	(30)	(33)	9%	(60)	(66)	9%
Restructuring charges	(4)	—	—%	(5)	(3)	(67)%
Gains on dispositions	—	—	—%	129	—	—%

Operating income	$445	$372	20%	$952	$654	46%

NM – not meaningful.

U.S. Networks

The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions). While the table below discloses reported amounts, the discussion of segment results that follows compares the current year operating results to the prior year’s excluding the impact of the Discovery Health network for all periods discussed.

			% Change			% Change
	Three Months Ended June 30,		Favorable/	Six Months Ended June 30,		Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)
Revenues:
Distribution	$273	$263	4%	$547	$522	5%
Advertising	361	329	10%	651	595	9%
Other	26	28	(7)%	49	49	—%

Total revenues	660	620	6%	1,247	1,166	7%
Costs of revenues, excluding depreciation and amortization	(154)	(131)	(18)%	(301)	(276)	(9)%
Selling, general and administrative	(113)	(112)	(1)%	(221)	(222)	—%
Add: Amortization of deferred launch incentives	2	2	—%	4	4	—%

Adjusted OIBDA	395	379	4%	729	672	8%
Amortization of deferred launch incentives	(2)	(2)	—%	(4)	(4)	—%
Depreciation and amortization	(4)	(5)	20%	(8)	(11)	27%
Restructuring charges	(2)	—	—%	(3)	—	—%
Gains on dispositions	—	—	—%	129	—	—%

Operating income	$387	$372	4%	$843	$657	28%

Revenues

Distribution revenues for the three and six months ended June 30, 2011, increased $13 million and $32 million, respectively, due to annual contractual distributor rate increases and an increase in paying subscribers, principally for networks carried on the digital tier.

Advertising revenues for the three and six months ended June 30, 2011 increased $49 million and $87 million, respectively, driven by increased pricing in the upfront and scatter markets and higher sellouts, as well as an $8 million increase for nonrecurring revenue items in the second quarter of 2011.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, sales commissions, distribution costs, and production costs, increased $30 million and $39 million during the three and six months ended June 30, 2011, respectively. The increases in costs of revenues were due primarily to an increase in content expense, which reflects our continued investment in programming, partially offset by $18 million of lower content write-offs for the six months ended June 30, 2011.

Selling, General and Administrative

For the three and six months ended June 30, 2011, selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs, and occupancy and back office support fees, were comparable to the same periods in the prior year.

Adjusted OIBDA

For the three and six months ended June 30, 2011, Adjusted OIBDA increased $26 million and $74 million, respectively, primarily due to increased advertising sales and growth in distribution revenues.

International Networks

The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

			% Change			% Change
	Three Months Ended June 30,		Favorable/	Six Months Ended June 30,		Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)
Revenues:
Distribution	$220	$186	18%	$426	$372	15%
Advertising	132	106	25%	234	188	24%
Other	16	14	14%	31	29	7%

Total revenues	368	306	20%	691	589	17%
Costs of revenues, excluding depreciation and amortization	(113)	(97)	(16)%	(218)	(196)	(11)%
Selling, general and administrative	(92)	(85)	(8)%	(178)	(156)	(14)%
Add: Amortization of deferred launch incentives	10	8	25%	22	17	29%

Adjusted OIBDA	173	132	31%	317	254	25%
Amortization of deferred launch incentives	(10)	(8)	(25)%	(22)	(17)	(29)%
Depreciation and amortization	(12)	(11)	(9)%	(22)	(19)	(16)%
Restructuring charges	(2)	—	—%	(2)	(3)	33%

Operating income	$149	$113	32%	$271	$215	26%

NM – not meaningful.

Revenues

Distribution revenues for the three and six months ended June 30, 2011, increased $34 million and $54 million, respectively. Excluding the impact of foreign currency fluctuations, distribution revenues increased 12% and 10% for the three and six months ended June 30, 2011, respectively. The increase in distribution revenue was attributable to continued expansion of pay television services across all regions and increased rates for fees charged to operators who distribute our networks in Latin America.

Advertising revenues for the three and six months ended June 30, 2011, increased $26 million and $46 million, respectively. Excluding the impact of foreign currency fluctuations, advertising revenues increased by 17% and 18% for the three and six months ended June 30, 2011, respectively. Increases were attributable to improved pricing and sellouts across all regions.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs, sales commissions, and production costs, increased $16 million and $22 million during the three and six months ended June 30, 2011, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues increased 14% and 8% for the three and six months ended June 30, 2011, respectively. The increase in costs of revenues was due to higher content expense across all regions and higher sales commissions in Western Europe. Content expense increased $8 million and $13 million for the three and six months ended June 30, 2011, respectively, as a result of the international rollout of new networks, such as TLC. Sales commissions increased slightly as a result of higher advertising sales.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs, occupancy, and back office support fees, increased $7 million and $22 million during the three and six months ended June 30, 2011, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative costs increased 10% for the three and six months ended June 30, 2011. Increased selling, general and administrative expenses were attributable to a greater presence in certain regions such as Eastern Europe, expansion of networks, such as TLC, and expenses in Latin America.

Adjusted OIBDA

Adjusted OIBDA for the three and six months ended June 30, 2011, increased $41 million and $63 million, respectively. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 17% and 19% for the three and six months ended June 30, 2011, respectively. The increases were attributable to growth in revenues, partially offset by higher content amortization, sales commissions and personnel costs.

Education and Other

The following table presents, for our Education and Other segment, revenues by type, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

			% Change			% Change
	Three Months Ended June 30,		Favorable/	Six Months Ended June 30,		Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)
Revenues:
Other	$39	$33	18%	$80	$70	14%
Costs of revenues, excluding depreciation and amortization	(20)	(21)	5%	(41)	(42)	2%
Selling, general and administrative	(14)	(11)	(27)%	(26)	(22)	(18)%

Adjusted OIBDA	5	1	NM	13	6	NM
Depreciation and amortization	(1)	(2)	50%	(3)	(3)	—%

Operating income	$4	$(1)	NM	$10	$3	NM

NM – not meaningful.

Revenues

Other revenues for the three and six months ended June 30, 2011, increased $6 million and $10 million, respectively, due to continued growth in subscriptions for access to our online streaming service.

Costs of Revenues

Costs of revenues, which consist principally of production costs, royalty payments, and content expense, were relatively flat for the three and six months ended June 30, 2011, when compared to the same period in 2010.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, occupancy and back office support fees, and marketing costs, increased $3 million and $4 million during the three and six months ended June 30, 2011, respectively, due to higher employee costs.

Adjusted OIBDA

Adjusted OIBDA for the three and six months ended June 30, 2011, increased $4 million and $7 million, respectively, due to continued growth in online streaming services and improved performance for our postproduction audio services, which were partially offset by increased employee costs.

Corporate and Inter-segment Eliminations

The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

			% Change			% Change
	Three Months Ended June 30,		Favorable/	Six Months Ended June 30,		Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)
Revenues:
Other	$—	4	NM	$—	$7	NM

Total revenues	—	4	NM	—	7	NM
Costs of revenues, excluding depreciation and amortization	(1)	(5)	80%	(1)	(7)	86%
Selling, general and administrative	(62)	(56)	(11)%	(121)	(112)	(8)%

Adjusted OIBDA	(63)	(57)	(11)%	(122)	(112)	(9)%
Mark-to-market stock-based compensation	(19)	(40)	53%	(23)	(76)	70%
Depreciation and amortization	(13)	(15)	13%	(27)	(33)	18%

Operating loss	$(95)	$(112)	15%	$(172)	$(221)	22%

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

Selling, general and administrative expenses for the three and six months ended June 30, 2011, increased $6 million and $9 million, respectively, due to merit based increases in compensation and $3 million and $8 million increases, respectively, in stock-based compensation expense due to an increase in the number of equity settled awards such as stock options, PRSUs, and RSUs that received fixed accounting.

FINANCIAL CONDITION

Sources and Uses of Cash

Our principal sources of cash are cash and cash equivalents on hand, cash flows from operating activities, available borrowing capacity under our revolving credit facility, and access to capital markets. As of June 30, 2011, we had $2.1 billion of total capital resources available, comprised of $1.1 billion of cash and cash equivalents on hand, excluding amounts held by consolidated joint ventures, and approximately $1.0 billion available to borrow under our revolving credit facility. As a public company, we may have access to other sources of capital such as the public bond and equity markets. On June 17, 2009, we filed a Registration Statement on Form S-3 (“Shelf Registration”) with the SEC in which we registered securities, including debt securities, common stock, and preferred stock. On June 20, 2011, DCL, one of our subsidiaries, issued $650 million aggregate principal amount of 4.375% Senior Notes due on June 15, 2021. DCL received net proceeds of $641 million from the offering after deducting underwriting discounts and issuance costs. In total we have issued approximately $4.2 billion of senior notes under the Shelf Registration. Access to sufficient capital from the public market is not assured.

Our primary uses of cash include, among other items, the creation and acquisition of new content, operating expenditures, discretionary repurchases of stock, income taxes, interest, funding to joint ventures, capital expenditures, and business acquisitions. We believe our financial condition is sound and anticipate that our existing cash and cash equivalents on hand, cash generated by operating activities, and cash available to us, considered together, should be sufficient to meet our anticipated cash operating requirements for at least the next twelve months.

On August 3, 2010, we implemented a stock repurchase program, pursuant to which we are authorized to purchase up to $1.0 billion of our common stock. We have been and continue to expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility, and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions, and other factors. The repurchase program does not have an expiration date.

We have interests in various joint ventures and provide funding to those joint ventures from time-to-time. From their inception through June 30, 2011, we have provided $253 million in funding, including interest accrued on outstanding borrowings, to our joint ventures that existed as of that date. We expect to provide significant additional funding to our joint ventures and expect to recoup amounts funded.

On July 27, 2011, our Board of Directors approved an additional $1 billion under our stock repurchase program, pursuant to which we were originally authorized to purchase up to $1 billion of our common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Accordingly, our stock repurchase program is subject to us having available cash to fund repurchases. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.

Cash Flows

Changes in cash and cash equivalents were as follows (in millions).

	Six Months Ended June 30,
	2011	2010

Cash and cash equivalents, beginning of period	$466	$623
Cash provided by operating activities	431	90
Cash used in investing activities	(109)	(99)
Cash provided by financing activities	299	99
Effect of exchange rate changes on cash and cash equivalents	8	—

Net change in cash and cash equivalents	629	90

Cash and cash equivalents, end of period	$1,095	$713

Changes in cash and cash equivalents for the six months ended June 30, 2010 include insignificant amounts related to Antenna Audio, which was sold on September 1, 2010.

Operating Activities

Cash provided by operating activities increased $341 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in cash provided by operating activities was driven by increased advertising sales and distribution fees, a decrease in taxes paid, and decreases in stock compensation payments for cash settled equity awards. During 2010, there was a $112 million overpayment of tax (“2010 overpayment”) resulting primarily from an extension of the tax law in the fourth quarter of 2010 that allowed for the immediate deduction of certain domestic programming costs. During the six months ended June 30, 2011, we received a $39 million tax refund related to the 2010 overpayment and there was a decrease in tax payments of $73 million as a result of the use of the remaining overpayment carry forward from the 2010 overpayment. The $45 million decrease in payments for cash-settled equity awards was attributable to the decrease in number of outstanding unit awards and SARs. These improvements were partially offset by a $31 million increase attributable to investments in programming.

Investing Activities

Cash flows used in investing activities increased $10 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, which was attributable to a $41 million increase in funding to unconsolidated network joint ventures, partially offset by $35 million for cash used for a business acquisition during the six months ended June 30, 2010.

Cash flows used in investing activities for the six months ended June 30, 2011 primarily included $82 million in funding payments to unconsolidated network joint ventures and $27 million for capital expenditures. Cash flows used in investing activities for the six months ended June 30, 2010 primarily included $41 million in funding payments to unconsolidated network joint ventures, $35 million for the acquisition of an uplink facility, and $20 million related to capital expenditures. The increase in funding to unconsolidated network joint ventures was due to continued investments in OWN, which was launched on January 1, 2011.

Financing Activities

Cash flows from financing activities increased $200 million for the six months ended June 30, 2011 as compared to the same period in 2010. The increase in cash flows from financing activities was principally attributable to the issuance of $650 million of senior notes by the Company in June 2011 for which we received $641 million of net proceeds, as well as an increase of $36 million in cash payments and tax benefits received from employee stock option exercises; partially offset by stock repurchases of $377 million made pursuant to our stock repurchase program implemented on August 3, 2010, and repayments of our capital lease obligations.

Cash provided by financing activities for the six months ended June 30, 2010, principally reflects the issuance of $3.00 billion of senior notes, for which we received $2.97 billion of net proceeds after deducting underwriting discounts and issuance costs. We used the debt offering proceeds and cash on hand to repay $2.88 billion of principal outstanding under our term loans and previously outstanding senior notes.

Capital Resources

As of June 30, 2011, we had approximately $2.1 billion of total capital resources available, which was comprised of the following (in millions).

	June 30, 2011
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$1,094	$—	$—	$1,094

Revolving credit facility	1,000	1	—	999

Fixed rate public debt:
3.70% Senior Notes, semi-annual interest, due June 2015	850	—	850	—
5.625% Senior Notes, semi-annual interest, due August 2019	500	—	500	—
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	—	1,300	—
4.375% Senior Notes, Semi-annual interest, due June 2021	650	—	650	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	—	850	—

	4,150	—	4,150	—

Total	$6,244	$1	$4,150	$2,093

Cash and cash equivalents exclude $1 million of cash held by consolidated joint ventures as of June 30, 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed materially since December 31, 2010. Disclosure about our critical accounting policies and estimates is set forth in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

We adopted certain accounting and reporting standards during the six months ended June 30, 2011. Information regarding our adoption of new accounting and reporting standards is set forth in Note 1 to the consolidated financial statements included in Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2010. Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the normal course of business, we experience routine claims and legal proceedings. It is our opinion, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A.	Risk Factors

Our risk factors have not changed materially since December 31, 2010. Disclosure about our existing risk factors is set forth in Item A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended June 30, 2011.

The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
Series C common stock:
April 1, 2011 – April 30, 2011	1,459,881	$35.71	1,459,881	$675,933,813
May 1, 2011 – May 31, 2011	1,350,000	$39.38	1,350,000	$622,764,084
June 1, 2011 – June 30, 2011	2,828,800	$37.06	2,828,800	$517,934,453

Total	5,638,681	$37.27	5,638,681	$517,934,453

(1)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(2)

On August 3, 2010, we announced a stock repurchase program, pursuant to which we are authorized to purchase up to $1.0 billion of our common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions, and other factors. The repurchase program does not have an expiration date. The above repurchases were funded using cash on hand. There were no repurchases of our Series A common stock or Series B common stock during the three months ended June 30, 2011.

ITEM 5.	Other information

Frequency of Advisory Vote on Executive Compensation

In light of the voting results at the Company’s Annual Meeting of Stockholders held on May 17, 2011 (the “Annual Meeting”) and other factors, the Board of Directors of the Corporation has determined, as was recommended with respect to the proposal on the frequency of future stockholder advisory votes on executive compensation in the proxy statement for the Annual Meeting, to provide stockholders with an advisory vote on future executive compensation every three years, until the Board of Directors decides to hold the next stockholder advisory vote on the frequency of the advisory stockholder vote on executive compensation, which shall be no later than the Corporation’s Annual Meeting of Stockholders in 2017.

ITEM 6.	Exhibits.

Exhibit No.	Description

4.1	Third Supplemental Indenture, dated as of June 20, 2011, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 21, 2011, SEC File No. 1-34177)

10.1	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 19, 2011)

10.2	Amendment No. 2 to Employment Agreement dated as of May 16, 2011 between Peter Liguori and Discovery Communications, LLC (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: August 4, 2011	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 4, 2011	By:	/s/ Bradley E. Singer
Bradley E. Singer
Senior Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Third Supplemental Indenture, dated as of June 20, 2011, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 21, 2011, SEC File No. 1-34177)

10.1	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 19, 2011)

10.2	Amendment No. 2 to Employment Agreement dated as of May 16, 2011 between Peter Liguori and Discovery Communications, LLC (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)