Form 10-Q
period 2011-09-30
Discovery Communications, Inc.
filed 2011-11-02
CIK 1437107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of October 26, 2011:

Series A Common Stock, par value $0.01 per share	141,134,505
Series B Common Stock, par value $0.01 per share	6,571,772
Series C Common Stock, par value $0.01 per share	116,565,487

DISCOVERY COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except par value)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$1,032	$466
Receivables, net	976	880
Content rights, net	83	83
Deferred income taxes	53	81
Prepaid expenses and other current assets	155	225

Total current assets	2,299	1,735

Noncurrent content rights, net	1,293	1,245
Property and equipment, net	371	399
Goodwill	6,299	6,434
Intangible assets, net	577	605
Investments	816	455
Other noncurrent assets	146	146

Total assets	$11,801	$11,019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48	$87
Accrued liabilities	438	393
Deferred revenues	123	114
Current portion of stock-based compensation liabilities	40	118
Current portion of long-term debt	20	20
Other current liabilities	38	53

Total current liabilities	707	785

Long-term debt	4,229	3,598
Deferred income taxes	354	304
Other noncurrent liabilities	108	99

Total liabilities	5,398	4,786

Commitments and contingencies (Note 13)

Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued at 2011 and 2010	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 57 shares issued at 2011 and 2010	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 141 and 138 shares issued at 2011 and 2010, respectively	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued at 2011 and 2010	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 142 shares issued at 2011 and 2010	2	2
Additional paid-in capital	6,460	6,358
Treasury stock, at cost: 23 and 3 Series C common shares at 2011 and 2010, respectively	(837)	(105)
Retained earnings	796	—
Accumulated other comprehensive loss	(22)	(33)

Total Discovery Communications, Inc. stockholders’ equity.	6,402	6,225
Noncontrolling interests	1	8

Total equity	6,403	6,233

Total liabilities and equity	$11,801	$11,019

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Distribution	$580	$456	$1,563	$1,363
Advertising	442	402	1,328	1,185
Other	73	68	222	210

Total revenues	1,095	926	3,113	2,758

Cost and expenses:
Costs of revenues, excluding depreciation and amortization	342	261	903	782
Selling, general and administrative	295	306	864	894
Depreciation and amortization	30	32	90	98
Restructuring and impairment charges	2	15	7	18
Gain on disposition	—	—	(129)	—

Total costs and expenses	669	614	1,735	1,792

Operating income	426	312	1,378	966
Interest expense, net	(56)	(49)	(154)	(155)
Loss on extinguishment of debt	—	—	—	(136)
Other expense, net	(5)	(16)	(10)	(57)

Income before income taxes	365	247	1,214	618
Provision for income taxes	(127)	(83)	(417)	(171)

Income from continuing operations, net of taxes	238	164	797	447
(Loss) income from discontinued operations, net of taxes	(1)	25	(1)	25

Net income	237	189	796	472
Net income attributable to noncontrolling interests	—	(3)	—	(10)

Net income attributable to Discovery Communications, Inc.	237	186	796	462
Stock dividends to preferred interests	—	—	—	(1)

Net income available to Discovery Communications, Inc. stockholders	$237	$186	$796	$461

Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$0.60	$0.38	$1.97	$1.03

Diluted	$0.59	$0.37	$1.95	$1.01

(Loss) income per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$0.00	$0.06	$0.00	$0.06

Diluted	$0.00	$0.06	$0.00	$0.06

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.60	$0.44	$1.97	$1.08

Diluted	$0.59	$0.43	$1.95	$1.07

Weighted average shares outstanding:
Basic	398	426	404	425

Diluted	401	431	408	431

Income per share amounts may not foot since each is calculated independently.

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	$0,000	$0,000
	Nine Months Ended September 30,
	2011	2010

Operating Activities
Net income	$796	$472
Adjustments to reconcile net income to cash provided by operating activities:
Content expense	623	526
Intangible impairment charges	—	11
Stock-based compensation	70	153
Depreciation and amortization	90	100
Gains on dispositions	(129)	(12)
Deferred income tax expense (benefit)	71	(89)
Noncash portion of loss on extinguishment of debt	—	12
Other noncash expenses, net	48	46
Changes in operating assets and liabilities:
Receivables, net	(127)	(41)
Content rights	(653)	(558)
Accounts payable and accrued liabilities	8	(8)
Stock-based compensation liabilities	(107)	(128)
Income tax receivable	91	(11)
Other, net	(21)	(28)

Cash provided by operating activities	760	445

Investing Activities
Purchases of property and equipment	(42)	(29)
Proceeds from dispositions, net	—	24
Business acquisitions, net of cash acquired	—	(38)
Investments in and advances to equity method investees	(93)	(71)

Cash used in investing activities	(135)	(114)

Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	639	2,970
Principal repayments of long-term debt	—	(2,883)
Principal repayments of capital lease obligations	(16)	(8)
Repurchases of common stock	(732)	(38)
Cash distributions to noncontrolling interests	(7)	(21)
Proceeds from stock option exercises	43	27
Excess tax benefits from stock-based compensation	18	9

Cash (used in) provided by financing activities	(55)	56

Effect of exchange rate changes on cash and cash equivalents	(4)	6

Net change in cash and cash equivalents	566	393
Cash and cash equivalents, beginning of period	466	623

Cash and cash equivalents, end of period	$1,032	$1,016

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited; in millions)

Supplemental Cash Flow Information
Cash paid for interest, net:
Periodic interest payments for debt, interest rate swaps and capital lease obligations	$115	$136
Make-whole premiums, termination payments, and repayment of original issue discount	—	148

Total cash paid for interest, net	$115	$284

Cash paid for taxes, net	$206	$282

Noncash Investing and Financing Transactions
Investment in OWN	$273	$—

Assets acquired under capital lease arrangements	$—	$20

Stock dividends to preferred interests	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,513	$1	$6,514	$6,486	$28	$6,514
Comprehensive income:
Net income	237	—	237	186	3	189
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(12)	—	(12)	21	—	21

Total comprehensive income	225	—	225	207	3	210
Stock-based compensation	13	—	13	11	—	11
Excess tax benefits from stock-based compensation	1	—	1	5	—	5
Issuance of common stock in connection with stock-based plans	5	—	5	12	—	12
Repurchases of common stock	(355)	—	(355)	(38)	—	(38)
Cash distributions to noncontrolling interests	—	—	—	—	(19)	(19)

Ending balance	$6,402	$1	$6,403	$6,683	$12	$6,695

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,225	$8	$6,233	$6,197	$23	$6,220
Comprehensive income:
Net income	796	—	796	462	10	472
Other comprehensive income (loss):
Foreign currency translation adjustments, net	11	—	11	(9)	—	(9)
Market value adjustments and reclassifications for securities and derivatives	—	—	—	7	—	7

Total comprehensive income	807	—	807	460	10	470
Stock dividends declared to preferred interests	—	—	—	(1)	—	(1)
Stock-based compensation	41	—	41	29	—	29
Excess tax benefits from stock-based compensation	18	—	18	9	—	9
Issuance of common stock in connection with stock-based plans	43	—	43	27	—	27
Repurchases of common stock	(732)	—	(732)	(38)	—	(38)
Cash distributions to noncontrolling interests	—	(7)	(7)	—	(21)	(21)

Ending balance	$6,402	$1	$6,403	$6,683	$12	$6,695

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading nonfiction media and entertainment company that provides programming across multiple distribution platforms throughout the world and operates a diversified portfolio of website properties and other digital media services. The Company also develops and sells curriculum-based products and services, as well as postproduction audio services. The Company classifies its operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television networks, websites, and other digital media services; International Networks, consisting primarily of international cable and satellite television networks and websites; and Education and Other, consisting principally of curriculum-based product and service offerings and postproduction audio services. Financial information for Discovery’s reportable segments is presented in Note 14.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually evaluates its estimates, judgments, and assumptions, and management’s assessments could change. Actual results may differ from management’s estimates and could have a material impact on the consolidated financial statements.

Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, stock-based compensation, income taxes, contingencies and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.

Reclassifications

The Company expanded the types of revenue included in distribution revenue in its consolidated statements of operations for the three and nine months ended September 30, 2011 and reclassified prior year amounts. Distribution revenues include fees charged for the right to view Discovery network branded content made available to customers through a variety of distribution platforms and viewing devices. The largest component of distribution revenue continues to be fees charged to cable, direct-to-home (“DTH”) satellite and telecommunications service providers for distribution rights to Discovery’s television networks. Beginning July 1, 2011, distribution revenues also include fees charged for certain licensing arrangements, including those for digital streaming of library content, which totaled $83 million and $93 million for the three and nine months ended September 30, 2011, respectively. Such fees, which totaled $4 million and $17 million for the three and nine months ended September 30, 2010, respectively, and $10 million for the six months ended June 30, 2011, were previously classified as other revenue and have been reclassified to distribution revenue to conform to the current presentation.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounting and Reporting Pronouncements Adopted

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to identifying and disclosing troubled debt restructurings (“TDRs”). This guidance provides clarification in assessing whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for the purpose of determining whether a restructuring constitutes a TDR. The Company adopted this new guidance effective July 1, 2011. The adoption of the new guidance did not impact the Company’s consolidated financial statements.

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

Revenue Recognition for Multiple-Element Revenue Arrangements

In October 2009, the FASB issued guidance that changed the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modified the manner in which the arrangement consideration is allocated across the separately identified deliverables, and expanded the disclosures required for multiple-element revenue arrangements. Under the new guidance, the Company must allocate the arrangement consideration to each deliverable based on management’s estimate of the price at which each element would be separately sold, if vendor specific information or third party evidence of selling price is not available. The Company prospectively adopted the new guidance effective January 1, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting and Reporting Pronouncements Not Yet Adopted

Fair Value Measurements

In May 2011, the FASB and the International Accounting Standards Board (“IASB”) issued guidance which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”). There are several changes under the new guidance. The highest and best use valuation concepts are only relevant when measuring the fair value of nonfinancial assets. The prohibition of the application of a blockage factor extends to all financial measurements. The Company must disclose quantitative information about unobservable inputs used to assess fair value and provide a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. The Company will prospectively adopt the new guidance effective January 1, 2012. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued guidance eliminating the current option to report other comprehensive income and its components in the statement of changes in equity. Entities may elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. Under the new guidance, each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, are required to be disclosed under either alternative. The guidance is effective January 1, 2012, but early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

Testing for Goodwill Impairment

In September 2011, the FASB issued guidance which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company is currently assessing the impact of this guidance on its

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

consolidated financial statements. The Company’s 2010 goodwill impairment testing did not indicate that there were any reporting units for which a 20% decline in fair value would result in the reporting unit’s carrying value exceeding its fair value. The assumptions used in the Company’s fair value modeling at the time of the Company’s impairment review have not changed significantly. There is no change or trigger event that indicates an impairment of the Company’s reporting units exists as of September 30, 2011.

Concentrations Risk

Receivables

The Company’s trade receivables do not represent a significant concentration of credit risk as of September 30, 2011, due to the wide variety of customers and market segments dispersed across the many geographic areas in which the Company operates.

Financial Institutions

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks and money market mutual funds that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Lender Counterparties

There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of September 30, 2011, the Company did not anticipate nonperformance by any of its counterparties.

NOTE 2. ACQUISITIONS AND DISPOSITIONS

Acquisitions

London Uplink Facility

On February 17, 2010, the Company acquired all interests in an uplink facility in London, including its employees and operations, for a payment of $35 million. The uplink facility has been included in the Company’s operating results since the date of acquisition.

Dispositions

Discovery Health Network

On January 1, 2011, the Company contributed the domestic Discovery Health network to OWN LLC in connection with the launch of The Oprah Winfrey Network (“OWN”), which resulted in a pretax gain of $129 million as discussed in Note 3. As the Company continues to be involved in the operations of the Discovery Health network through its ownership interests in OWN LLC, the Company has not presented the financial position, results of operations, and cash flows of the Discovery Health network as discontinued operations.

Antenna Audio

On September 1, 2010, the Company sold its Antenna Audio business for net cash proceeds of $24 million, which resulted in a $9 million gain, net of taxes. During the three months ended September 30, 2010, the Company recorded a $12 million gain, net of taxes, in its results of operations in income (loss) from discontinued operations, net of taxes on the consolidated statements of operations. However, during the three months ended December 31, 2010, the Company recorded an adjustment to a deferred tax asset, which reduced the gain by $3 million. Antenna Audio’s operating results are classified as discontinued operations in the consolidated statements of operations. Excluding the impact of the net gain on the sale of the business, Antenna Audio’s revenues were $9 million and $30 million for the three and nine months ended September 30, 2010, respectively. Excluding the impact of the net gain on the sale of the business, Antenna Audio’s income before taxes and net income were not significant for the three and nine months ended September 30, 2010.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Ascent Capital Group, Inc. (formally known as Ascent Media Corporation)

In September 2010, the Company received a tax refund, which eliminated a $12 million obligation to repay amounts to Ascent Capital Group, Inc. (“ACG”), an entity spun off in 2008. The reversal of this obligation has been recorded as a benefit in income (loss) from discontinued operations, net of taxes on the consolidated statements of operations.

NOTE 3. VARIABLE INTEREST ENTITIES

In the normal course of business, the Company enters into joint ventures or makes investments that support its underlying business strategy and provide it the ability to enter new markets for its brands, develop programming, and distribute its existing content. In certain instances, a joint venture or an investment may qualify as a VIE. As of September 30, 2011 and December 31, 2010, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which are 50-50 joint ventures that operate pay-television networks. The Company previously had ownership interests in joint ventures with BBC Worldwide (the “BBC”) that were VIEs, substantially all of which were consolidated. On November 12, 2010, the Company acquired the BBC’s interests in these joint ventures. The Company now wholly owns these entities and continues to consolidate them.

As of September 30, 2011 and December 31, 2010, the Company accounted for its interests in joint venture VIEs using the equity method. The aggregate carrying values of these equity method investments were $816 million and $453 million as of September 30, 2011 and December 31, 2010, respectively. During the three and nine months ended September 30, 2011, the Company recognized losses of $3 million and $10 million, respectively, for its portion of net losses generated by VIEs accounted for using the equity method, which were recorded in other expense, net on the consolidated statements of operations. During the three and nine months ended September 30, 2010, the Company recognized losses of $11 million and $27 million, respectively, for its portion of net losses generated by VIEs accounted for using the equity method, which were recorded in other expense, net on the consolidated statements of operations.

The Company’s estimated risk of loss for investments in VIEs was approximately $851 million as of September 30, 2011, which includes the carrying value of its investments, the unfunded portion of contractual funding commitments to joint ventures, and guarantees made on behalf of joint ventures. Actual amounts funded to the joint ventures exceed contractual funding commitments, and the Company intends to continue to fund significant amounts to OWN. The Company has not recorded any amounts for future funding. The estimated risk of loss excludes the Company’s operating performance guarantee for Hub Television Networks LLC disclosed below.

Hub Television Networks LLC

Hub Television Networks LLC operates The Hub, which is a pay-television network that provides children’s and family entertainment and educational programming that launched October 10, 2010. The Company is obligated to provide the joint venture with funding up to $15 million and services such as distribution, sales, and administrative support. The Company has not provided funding as of September 30, 2011. See Note 12 for further discussion of services provided to the joint venture.

Based upon the level of equity investment at risk, the joint venture is a VIE. Discovery and its joint venture partner, together, direct the activities of The Hub that most significantly impact its economic performance, because decisions about programming and marketing strategy require the consent of both joint venture partners. The joint venture partners share equally in voting control and jointly consent to operating, financing and investing decisions, neither has special governance rights, and both are equally represented on the Board of The Hub. The joint venture partners also share equally in the profits, losses, and funding of the joint venture. The Company has determined that it is not the primary beneficiary of The Hub. Accordingly, the Company accounts for its investment in The Hub using the equity method.

Through December 31, 2015, the Company has guaranteed a certain level of operating performance for the joint venture that requires compensation to the joint venture partner to the extent that distribution metrics decline versus levels historically achieved by the Discovery Kids channel. This guarantee extends on a declining basis through the period of guarantee. Upon inception of the joint venture, the maximum amount potentially due under this guarantee was $300 million. As of September 30, 2011, the maximum amount potentially due under this guarantee was less than $175 million. The maximum exposure to loss is expected to decline to zero during 2015. As the joint venture’s distribution is generally provided under long-term contracts with stable subscriber levels, the Company believes the likelihood is remote that the performance levels will not be achieved and, therefore, the performance guarantee is unlikely to have a material adverse impact on the Company’s financial position, operating results, or cash flows. Accordingly, the fair value of the guarantee was not material as of September 30, 2011.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On May 23, 2011, The Hub revised its arrangement with Hasbro Studios to increase the license fees paid to Hasbro Studios for animated programming. This change created a trigger event for purposes of intangible asset and goodwill impairment testing. The Hub’s management prepared a fair value assessment using a discounted cash flow valuation model for purposes of performing step one of the goodwill impairment test. The underlying assumptions, such as future cash flows, weighted average cost of capital, and long-term growth rates were generally not observable in the marketplace, and therefore, involved significant judgment. The estimated fair value of The Hub exceeded its carrying value; no impairments were recorded. Given that the early results of The Hub’s operations have been below its initial long-term business plan, there is a possibility that future results may vary from the current assumptions in the long-term business plan. The Company will monitor the valuation of its investment in accordance with GAAP, which requires an impairment charge when there is an other-than-temporary decline in the investment’s value.

The carrying values of the Company’s investment in The Hub were $338 million and $344 million as of September 30, 2011 and December 31, 2010, respectively.

OWN LLC

OWN LLC operates OWN, which is a pay-television network and website that provides adult lifestyle content focused on self-discovery and self-improvement that launched on January 1, 2011. In connection with the launch of OWN, the Company contributed the domestic Discovery Health network to the joint venture. The contribution did not impact the Company’s ownership interest, voting control, or governance rights related to OWN. The Company no longer consolidates the domestic Discovery Health network subsequent to the contribution, which was a component of its U.S. Networks segment. The assets of the Discovery Health network included goodwill and other identifiable assets with carrying values of $136 million and $8 million, respectively.

The Company recorded the contribution at fair value, which resulted in a pretax gain of $129 million. The fair value of the Company’s retained equity interest in OWN was estimated to be $273 million. The gain represents the fair value of the equity investment retained less the carrying values of contributed assets. The gain resulted in tax expense of $27 million. The fair value of the contribution of the Discovery Health network to OWN was determined utilizing customary valuation methodologies including discounted cash flows. The underlying assumptions, such as future cash flows, weighted average costs of capital, long-term growth rates, marketplace valuation methodologies, and market comparable transactions and multiples were generally not observable in the marketplace, and therefore, involved significant judgment. The early results of OWN’s operations have been below its initial long-term business plan, and there is a possibility that future results may vary from the current assumptions in the long-term business plan. If these trends continue, the Company will monitor such financial results along with other relevant business information to determine the recoverability and valuation of its investment in accordance with GAAP, which requires an impairment charge when there is an other-than-temporary decline in the investment’s value.

Based upon the level of equity investment at risk, OWN is a VIE. While the joint venture partners share equally in voting control, power is not shared because certain activities that significantly impact OWN’s economic performance are directed by Harpo Inc. (“Harpo”). Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel. The Company has determined that it is not the primary beneficiary of OWN, because it does not control these activities that are critical to OWN’s operating performance and success. Accordingly, the Company accounts for its investment in OWN using the equity method.

Net losses generated by OWN are allocated to both joint venture partners based on their proportionate ownership interests, which are 50-50. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company recognized 100% of OWN’s net losses. Future net income generated by OWN will initially be allocated 100% to the Company up to $104 million, the amount of pre-contribution net losses recognized. After the Company has recouped its losses, any excess net income will be allocated to both joint venture partners based on their proportionate ownership interests.

The Company provides the joint venture funding and services such as distribution, licensing, sales, and administrative support. See Note 12 for further discussion. As the Company has provided all required funding as of September 30, 2011, the Company’s total funding to OWN, including interest accrued on outstanding borrowings, was $254 million, which is in excess of its commitment of $189 million. While the Company expects to provide significant additional funding to OWN, the Company also expects to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. The funding is secured by the assets acquired by OWN. OWN will distribute its initial excess cash to the Company to repay funding then due. Following repayment of funding then due, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The carrying value of the Company’s investment in OWN, including its equity method investment and note receivable balance, was $394 million and $52 million as of September 30, 2011 and December 31, 2010, respectively.

Pursuant to the joint venture agreement, Harpo has the right to require the Company to purchase all or part of its interest in OWN every two and one half years commencing on January 1, 2016 at fair market value up to a maximum put amount. The maximum put amount is a range from $100 million on the first put exercise date up to $400 million on the fourth put exercise date. No amounts have been recorded for the put right.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.

Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3	–	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in millions).

		September 30, 2011
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$71	$—	$—	$71
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	657	—	—	657

Total assets		$728	$—	$—	$728

Liabilities:
Deferred compensation plan	Accrued liabilities	$71	$—	$—	$71
Other	Other current liabilities	—	1	1	2

Total liabilities		$71	$1	$1	$73

		December 31, 2010
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$55	$—	$—	$55
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	172	—	—	172
U.S. Treasury securities	Cash and cash equivalents	—	200	—	200
Other	Cash and cash equivalents	—	3	—	3

Total assets		$227	$203	$—	$430

Liabilities:
Deferred compensation plan	Accrued liabilities	$55	$—	$—	$55
Other	Other current liabilities	—	6	—	6

Total liabilities		$55	$6	$—	$61

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash, accounts receivable, accounts payable, and debt. The carrying values for cash, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of the Company’s outstanding senior notes using quoted market prices was $4.5 billion and $3.7 billion as of September 30, 2011 and December 31, 2010, respectively.

NOTE 5. CONTENT RIGHTS

Content rights consisted of the following (in millions).

	September 30, 2011	December 31, 2010
Produced content rights:
Completed	$2,260	$1,963
In-production	237	229
Coproduced content rights:
Completed	492	446
In-production	77	76
Licensed content rights:
Acquired	362	297
Prepaid	18	19

Content rights, at cost	3,446	3,030
Accumulated amortization	(2,070)	(1,702)

Total content rights, net	1,376	1,328
Current portion	(83)	(83)

Noncurrent portion	$1,293	$1,245

Content amortization and impairments, components of costs of revenues, totaled $242 million and $176 million for the three months ended September 30, 2011 and 2010, respectively, and $623 million and $526 million for the nine months ended September 30, 2011 and 2010, respectively. Content impairments were $33 million and $11 million for the three months ended September 30, 2011 and 2010, respectively. Content impairments were $43 million and $42 million for the nine months ended September 30, 2011 and 2010, respectively. Content payables were $81 million and $57 million as of September 30, 2011 and December 30, 2010, respectively.

NOTE 6. DEBT

Outstanding debt consisted of the following (in millions).

	September 30, 2011	December 31, 2010
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	—

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	September 30, 2011	December 31, 2010
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
Capital lease obligations	110	126

Total long-term debt	4,260	3,626
Unamortized discount	(11)	(8)

Long-term debt, net	4,249	3,618
Current portion of long-term debt	(20)	(20)

Noncurrent portion of long-term debt	$4,229	$3,598

Senior Notes

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

Revolving Credit Facility

On August 8, 2011, DCL modified its $1.0 billion revolving credit agreement to extend the expiration date two years to October 12, 2015 and to reduce interest rates and fees. The terms of the arrangement are otherwise consistent with the previous arrangement, as DCL continues to be the borrower, Discovery continues to be the guarantor, and the lenders named therein, are consistent with the original credit agreement. The obligations under the credit agreement are unsecured and are fully and unconditionally guaranteed by Discovery.

If DCL draws on the new revolving credit facility, outstanding balances will bear interest at one of the following rates as elected by DCL. Each Libor loan will bear interest at the applicable Libor rate based on the term selected by DCL, plus a margin ranging from 75 basis points to 145 basis points based on DCL’s credit rating. Each Base Rate loan and Swing Line loan will bear interest at the Base Rate plus a margin ranging from zero basis points to 45 basis points based on DCL’s credit rating. The Base Rate is the highest of (i) the Federal funds rate as published by the Federal Reserve Bank of New York plus 50 basis points, (ii) Bank of America’s prime rate as publicly announced, and (iii) the one month Eurocurrency rate plus 100 basis points.

DCL is required to pay a facility fee, which ranges from 12.5 basis points to 30 basis points, based on DCL’s credit rating, multiplied by the actual daily amount of the lender’s aggregate commitments under the senior credit facility, regardless of usage. The facility fee is payable quarterly in arrears. DCL will also pay a letter of credit fee equal to the applicable margin for Eurocurrency rate loans multiplied by the dollar equivalent of the daily amount available to be drawn under such letter of credit.

DCL may optionally prepay the loans or irrevocably reduce or terminate the unutilized portion of the commitments under the revolving credit facility, without premium or penalty at any time by the delivery of a notice to that effect as provided under the credit agreement.

There were no amounts drawn under the revolving credit facility as of September 30, 2011 and December 31, 2010.

The revolving credit facility contains affirmative and negative covenants, including an interest coverage ratio and leverage ratio, events of default and other customary provisions. The Company was in compliance with all covenants and there were no events of default as of September 30, 2011 and December 31, 2010.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7. EQUITY

Stock Repurchase Program

On August 3, 2010, the Company implemented a stock repurchase program with authorization to purchase up to $1.0 billion of its common stock. On July 27, 2011, the Company’s Board of Directors authorized the Company to purchase an additional $1.0 billion of its common stock under this stock repurchase program. In total, the Company has been authorized to purchase $2.0 billion of its common stock under its repurchase program. The repurchase program has no expiration date. During the three and nine months ended September 30, 2011, the Company repurchased 10 million and 20 million shares, respectively, of its Series C common stock for an aggregate purchase price of $355 million and $732 million, respectively, through open market transactions. During the three and nine months ended September 30, 2010, the Company repurchased 1 million shares of its Series C common stock for an aggregate purchase price of $38 million through open market transactions. The repurchases were funded using cash on hand. As of September 30, 2011, the Company had remaining authorization of $1.2 billion for future repurchases of its common stock. The stock repurchases were recorded in a separate account at cost, which was reported as a reduction in equity.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8. STOCK-BASED COMPENSATION

The Company has various incentive plans under which unit awards, stock options, performance based restricted stock units (“PRSUs”), time based restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) have been issued. The Company does not intend to grant additional unit awards or SARs, which are cash-settled, except as may be required by contract or to employees in countries in which stock options, PRSUs, or RSUs are not permitted. During the nine months ended September 30, 2011, the vesting and service requirements of stock-based awards granted were consistent with the arrangements disclosed in the 2010 Form 10-K.

Stock-Based Compensation Expense

Stock-based compensation expense was as follows (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unit awards	$8	$48	$29	$111
Stock options	8	8	26	23
PRSUs and RSUs	5	3	15	6
Other	—	—	—	13

Total stock-based compensation expense	$21	$59	$70	$153

Tax benefit recognized	$8	$22	$26	$57

Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. As of September 30, 2011 and December 31, 2010, the Company recorded total liabilities for cash-settled awards of $45 million and $125 million, respectively.

Stock-Based Award Activity

Unit Awards

Unit award activity was as follows (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	8.8	$21.98	0.79	$198
Granted	2.3	41.17
Settled	(4.2)	19.34		106
Forfeited	(0.1)	21.64

Outstanding as of September 30, 2011	6.8	30.28	1.05	73

Vested and expected to vest as of September 30, 2011	6.3	30.21	1.03	69

Vested and unpaid as of September 30, 2011	0.1	23.08		1

Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards as of the last day of the most recent fiscal period until settlement. As of September 30, 2011, the weighted-average fair value of unit awards outstanding was $13.60 per unit award. The Company made cash payments to settle vested unit awards totaling $106 million and $72 million during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $43 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 1.95 years.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

Stock option activity was as follows (in millions, except years and weighted-average grant price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	15.7	$19.26	5.21	$350
Granted	1.2	39.20
Exercised	(2.6)	16.61		68
Forfeited	(0.9)	22.44

Outstanding as of September 30, 2011	13.4	21.41	5.20	223

Vested and expected to vest as of September 30, 2011	13.1	21.29	5.27	219

Exercisable as of September 30, 2011	4.3	17.15	4.96	88

The Company received cash payments from the exercise of stock options totaling $43 million and $27 million during the nine months ended September 30, 2011 and 2010, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2011 was $14.45 per option. As of September 30, 2011, there was $52 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.45 years.

PRSUs and RSUs

PRSU and RSU activity was as follows (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2010	1.5	$32.66	2.29	$61
Granted	1.0	38.87
Converted	—	—		—
Forfeited	(0.1)	35.51

Outstanding as of September 30, 2011	2.4	35.26	2.05	89

Vested and expected to vest as of September 30, 2011	2.0	35.02	2.04	74

PRSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service and whether the Company achieves certain operating performance targets. During the nine months ended September 30, 2011, the Company granted 0.7 million PRSUs with a weighted-average grant date fair value of $38.79 per PRSU. As of September 30, 2011, there was $28 million of unrecognized compensation cost, net of expected forfeitures, related to PRSUs, which is expected to be recognized over a weighted-average period of 1.74 years based on the Company’s current probability assessment of the PRSUs that will vest, which may differ from actual results.

RSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service. During the nine months ended September 30, 2011, the Company granted 0.3 million RSUs with a weighted-average grant date fair value of $39.04 per RSU. As of September 30, 2011, there was $16 million of unrecognized compensation cost, net of expected forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.68 years.

SARs

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There were immaterial amounts of SARs outstanding as of September 30, 2011 and December 31, 2010. The Company made cash payments totaling $1 million and $54 million during the nine months ended September 30, 2011 and 2010, respectively, to settle exercised SARs.

Employee Stock Purchase Plan

On May 17, 2011, the Company’s stockholders approved the Discovery Communications, Inc. 2011 Employee Stock Purchase Plan (the “DESPP”), which enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. Unless otherwise determined by the Company’s Board of Directors, the purchase price for shares offered under the DESPP is 85% of the closing price of the Company’s common stock on the purchase date. The Company will record an estimated charge to selling, general and administrative costs over the service period. The Company has authorized 5.0 million shares of the Company’s common stock to be issued under the DESPP. No shares were issued under the DESPP during the three and nine months ended September 30, 2011.

NOTE 9. INCOME TAXES

The Company’s provisions for income taxes were $127 million and $83 million, and the effective tax rates were 35% and 34% for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate for the three months ended September 30, 2011 was consistent with the U.S. federal statutory income tax rate of 35% as production activity deductions were offset by state taxes. The effective tax rate for the three months ended September 30, 2010 differed from the U.S. federal statutory income tax rate of 35% due primarily to production activity deductions partially offset by state taxes.

The Company’s provisions for income taxes were $417 million and $171 million, and the effective tax rates were 34% and 28% for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rate for the nine months ended September 30, 2011 differed from the U.S. federal statutory income tax rate of 35% principally because the Company was not required to record a deferred tax liability of $21 million with respect to the portion of the outside basis in the OWN joint venture attributable to the nondeductible goodwill contributed to OWN and production activity deductions. These items were partially offset by state taxes. The effective tax rate for the nine months ended September 30, 2010 differed from the U.S. federal statutory income tax rate of 35% primarily due to the reversal of a $28 million previously established foreign tax reserve recorded in connection with the completion of a tax audit, production activity deductions and a $16 million tax expense reduction for a change in the Company’s election to claim foreign tax credits that were previously taken as deductions, which were partially offset by state taxes.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for its 2009 and 2008 consolidated federal income tax returns. With few exceptions, the Company is no longer subject to audit by the IRS, state tax authorities, or foreign tax authorities for years prior to 2006. Certain of the Company’s subsidiaries are currently under examination for the 2006 and 2007 tax years. The Company has not been advised of any material adjustments.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10. NET INCOME PER SHARE

The following table presents a reconciliation of income and weighted average number of shares outstanding between basic and diluted income per share (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations, net of taxes	$238	$164	$797	$447
Less:
Net income attributable to noncontrolling interests	—	(3)	—	(10)
Stock dividends to preferred interests	—	—	—	(1)

Income from continuing operations available to Discovery Communications, Inc. stockholders	238	161	797	436

(Loss) income from discontinued operations, available to Discovery Communications, Inc. stockholders	(1)	25	(1)	25

Net income available to Discovery Communications, Inc. stockholders	$237	$186	$796	$461

Denominator:
Weighted average shares outstanding — basic	398	426	404	425
Weighted average dilutive effect of equity awards	3	5	4	6

Weighted average shares outstanding — diluted	401	431	408	431

Income (Loss) Per Share::

Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$0.60	$0.38	$1.97	$1.03

Diluted	$0.59	$0.37	$1.95	$1.01
(Loss) income per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$—	$0.06	$—	$0.06

Diluted	$—	$0.06	$—	$0.06
Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.60	$0.44	$1.97	$1.08

Diluted	$0.59	$0.43	$1.95	$1.07

Income per share amounts are calculated by dividing the applicable income available to Discovery Communications, Inc. stockholders by the weighted average number of shares outstanding. Diluted income per share adjusts basic income per share for the dilutive effect for the assumed exercise of outstanding stock options and stock-settled SARs and the vesting of outstanding service based RSUs, using the treasury stock method. Diluted income per share also adjusts basic income per share for the dilutive effect for the assumed vesting of outstanding PRSUs or other contingently issuable shares that would be issued under the respective arrangements assuming the last day of the most recent fiscal period was the end of the contingency period.

The weighted average number of shares outstanding for the three and nine months ended September 30, 2011 and 2010 included the Company’s outstanding Series A, Series B, and Series C common stock, as well as its outstanding Series A and Series C convertible preferred stock. All series of the Company’s common and preferred stock were included in the weighted average number of shares outstanding when calculating both basic and diluted income per share as the holder of each common and preferred series legally participates equally in any per share distributions.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three and nine months ended September 30, 2011, the computation of diluted income per share excluded 3 million and 2 million options, respectively, because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2011, the computation of diluted income per share excluded 2 million and 1 million PRSUs, respectively, because their performance targets were not achieved. Additionally for the three and nine months ended September 30, 2011, the computation of diluted income per share excluded 1 million contingently issuable preferred shares for which specific release criteria were not met.

For the three and nine months ended September 30, 2010, the computation of diluted income per share excluded 2 million and 3 million options, respectively, because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2010, the computation of diluted income per share excluded 1 million PRSUs for both periods, because their performance targets were not achieved. Additionally for the three and nine months ended September 30, 2010, the computation of diluted income per share excluded 1 million contingently issuable preferred shares for which specific release criteria were not met.

Employee Stock Purchase Plan

The Company has authorized 5.0 million shares of the Company’s common stock to be issued under the DESPP as discussed in Note 8. The initial offering period for the DESPP had not begun as of September 30, 2011. In future periods, the Company will include expected shares issued under the DESPP in diluted EPS using the treasury stock method.

NOTE 11. SUPPLEMENTAL DISCLOSURES

Other Expense, Net

Other expense, net consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unrealized (losses) gains on derivative instruments, net	$(1)	$3	$1	$8
Realized losses on derivative instruments, net	—	(4)	(2)	(37)
Losses from equity investees, net	(4)	(12)	(12)	(29)
Other, net	—	(3)	3	1

Total other expense, net	$(5)	$(16)	$(10)	$(57)

NOTE 12. RELATED PARTY TRANSACTIONS

The following is a description of the Company’s related parties.

DIRECTV, Liberty Global, Inc., Liberty Interactive Corporation, Liberty Media Corporation, and Ascent Capital Group, Inc.

The Company’s Board of Directors includes two members who served as directors of DIRECTV through June 16, 2010, including John C. Malone, the former Chairman of the Board of DIRECTV. Prior to June 16, 2010, Dr. Malone owned approximately 24% of the aggregate voting power of DIRECTV. Effective June 16, 2010, Dr. Malone converted his DIRECTV Class B common stock into DIRECTV Class A common stock, which reduced his voting interest to 3% of DIRECTV, and Dr. Malone and the other member of the Company’s Board of Directors who served as a DIRECTV director resigned from the DIRECTV Board. Through June 16, 2010, transactions with DIRECTV are reported as related party transactions. Related party revenues from transactions with DIRECTV were $104 million, or 4%, of total revenues, for the nine months ended September 30, 2010. There were no related party revenues with DIRECTV during the three months ended September 30, 2010. Expenses from transactions with DIRECTV were not material for the three and nine months ended September 30, 2010.

Discovery’s Board also includes three members who serve as directors of Liberty Global, Inc. (“Liberty Global”), including Dr. Malone, who is Chairman of the Board of Liberty Global. Dr. Malone beneficially owns approximately 42% of the aggregate voting power of Liberty Global.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On September 23, 2011 Liberty Interactive Corporation (“Liberty Interactive” formerly known as Liberty Media Corporation) completed the split-off of Liberty Media Corporation (“Liberty Media” formerly known as Liberty CapStarz, Inc.), which became a separate publicly traded company. Three members of the Company’s Board of Directors also serve as directors of Liberty Interactive and two members of the Company’s Board of Directors serve as directors of Liberty Media. Dr. Malone is the Chairman of the Board of both Liberty Interactive and Liberty Media and beneficially owns shares representing approximately 33% and 39% of the aggregate voting power of each company, respectively.

Revenues from transactions with Liberty Global, Liberty Interactive, and Liberty Media (the “Liberty Group”) totaled $9 million, or 1% of total revenues, and $5 million, or 1% of total revenues, for the three months ended September 30, 2011 and 2010, respectively. Revenues from transactions with the Liberty Group totaled $27 million, or 1% of total revenues, and $19 million, or 1% of total revenues, for the nine months ended September 30, 2011 and 2010, respectively. Expenses from transactions with the Liberty Group for the three and nine months ended September 30, 2011 and 2010 were not material. The Company’s receivables, net balances included insignificant amounts due from the Liberty Group as of September 30, 2011 and December 31, 2010.

Effective January 25, 2010, Dr. Malone joined the Board of Directors of ACG. Dr. Malone owns 1% of ACG’s Series A common stock and 94% of ACG’s Series B common stock, effectively providing him approximately 32% of the voting power with respect to the general election of ACG directors.

Beginning January 25, 2010, transactions with ACG are reported as related party transactions as a result of Dr. Malone joining ACG’s board. Operating expenses from transactions with ACG were $4 million, or 1% of total operating expenses, and $5 million, or 1% of total operating expenses, for the three months ended September 30, 2011 and 2010, respectively. Operating expenses from transactions with ACG were $12 million, or 1% of total operating expenses, and $19 million, or 1% of total operating expenses for the nine months ended September 30, 2011 and 2010, respectively. Payable balances as of September 30, 2011 and December 31, 2010 and revenues for the three and nine months ended September 30, 2011 and 2010 from transactions with ACG were not material.

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

As a result of this common directorship and ownership, transactions with the Liberty Group, ACG, their respective subsidiaries and equity method investees, and with DIRECTV through June 2010, are related party transactions. The majority of the revenues under contractual arrangements with DIRECTV and the Liberty Group relates to multi-year network distribution arrangements. Revenues under these arrangements include annual rate increases and are based on the number of subscribers receiving the related programming. ACG provides services, such as satellite uplink, systems integration, origination, and postproduction to Discovery.

Other Related Parties

Other related parties primarily include unconsolidated equity method investees, including unconsolidated VIEs described in Note 3. The Company provides equity method investees with content licensing arrangements and services such as distribution, sales, and administrative support. Revenues from other related parties were $21 million, or 2% of total revenues, and $20 million, or 2% of total revenues, for the three months ended September 30, 2011 and 2010, respectively. Revenues from other related parties were $66 million, or 2% of total revenues, and $45 million, or 2% of total revenues, for the nine months ended September 30, 2011 and 2010, respectively. Operating expenses for services acquired from other related parties were $2 million, or less than 1% of total operating expenses, and $4 million, or 1% of operating expenses, for the three months ended September 30, 2011 and 2010, respectively. Operating expenses for services acquired from other related parties were $9 million, or 1% of total operating expenses, and $10 million, or 1% of total operating expenses, for the nine months ended September 30, 2011 and 2010, respectively. The Company’s receivables, net balances include $14 million and $9 million due from the Company’s other related parties as of September 30, 2011 and December 31, 2010, respectively.

The Company’s investments balance includes notes receivable, net of earnings and losses absorbed from equity method investees as described in Note 3. The Company records interest earnings from loans to joint ventures as a component of losses from equity investees, net which is a component of other expense, net. Interest earnings from related parties recorded by the Company totaled $4 million and $2 million for the three months ended September 30, 2011 and 2010, respectively. Interest earnings from related parties recorded by the Company totaled $12 million and $4 million for the nine months ended September 30, 2011 and 2010, respectively.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 13. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Commitments

In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and capital leases, employment contracts, sponsorship commitments, arrangements to purchase various goods and services, future funding commitments to joint ventures as described in Note 3, and the obligation to issue additional preferred shares under the anti-dilution provisions of its outstanding preferred stock.

Contingencies

Put Right

Harpo has the right to require the Company to purchase its interest in OWN for fair value at various dates as described in Note 3. No amounts have been recorded for put right obligations.

Legal Matters

In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Guarantees

The Company has guaranteed a certain level of operating performance for The Hub joint venture as described in Note 3 and payment under certain joint venture contracts. There were no material amounts recorded for guarantees to joint ventures as of September 30, 2011 and December 31, 2010.

The Company may provide or receive indemnities intended to allocate certain business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of September 30, 2011 and December 31, 2010.

NOTE 14. REPORTABLE SEGMENTS

The Company’s reportable segments are determined based on (i) financial information reviewed by its chief operating decision maker (“CODM”), the Chief Executive Officer, (ii) internal management and related reporting structure, and (iii) the basis upon which the CODM makes resource allocation decisions. The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated at the consolidated level are not eliminated at the segment.

The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges, and (vi) gains (losses) on business and asset dispositions. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market stock-based compensation, exit and restructuring charges, certain impairment charges, and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. The Company also excludes depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with GAAP.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present summarized financial information for each of the Company’s reportable segments (in millions).

Revenues by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
U.S. Networks	$695	$585	$1,942	$1,751
International Networks	363	304	1,054	893
Education and Other	37	38	117	108
Corporate and inter-segment eliminations	—	(1)	—	6

Total revenues	$1,095	$926	$3,113	$2,758

Adjusted OIBDA by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
U.S. Networks	$378	$346	$1,107	$1,018
International Networks	156	130	473	384
Education and Other	3	1	16	7
Corporate and inter-segment eliminations	(58)	(59)	(180)	(171)

Total Adjusted OIBDA	$479	$418	$1,416	$1,238

Reconciliation of Total Adjusted OIBDA to Consolidated Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Adjusted OIBDA	$479	$418	$1,416	$1,238
Amortization of deferred launch incentives	(13)	(11)	(39)	(32)
Mark-to-market stock-based compensation	(8)	(48)	(31)	(124)
Depreciation and amortization	(30)	(32)	(90)	(98)
Restructuring and impairment charges	(2)	(15)	(7)	(18)
Gain on disposition	—	—	129	—

Total operating income	$426	$312	$1,378	$966

Total Assets by Segment

	September 30, 2011	December 31, 2010

U.S. Networks	$2,623	$2,218
International Networks	1,183	1,127
Education and Other	80	74
Corporate and inter-segment eliminations	7,915	7,600

Total assets	$11,801	$11,019

Total assets allocated to “Corporate” in the table above includes certain goodwill balances as the financial information reviewed by the Company’s CODM does not include an allocation of goodwill to each reportable segment.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Overview

As of September 30, 2011 and December 31, 2010, the senior notes outstanding have been issued by DCL, a wholly-owned subsidiary of the Company, pursuant to a Registration Statement on Form S-3 filed with the SEC on June 17, 2009 (the “Shelf Registration”). See Note 6 for a discussion of the senior notes. The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company (collectively the “Issuers”), may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) the Company, (ii) DCH, (iii) DCL, (iv) the non-guarantor subsidiaries of DCL on a combined basis, (v) the other non-guarantor subsidiaries of the Company on a combined basis, and (vi) reclassifications and eliminations necessary to arrive at the consolidated financial statement balances for the Company. DCL and the non-guarantor subsidiaries of DCL are the primary operating subsidiaries of the Company. DCL primarily includes the Discovery Channel and TLC networks in the U.S. The non-guarantor subsidiaries of DCL include substantially all of the Company’s other U.S. and international networks, education businesses, and most of the Company’s websites and other digital media services. The non-guarantor subsidiaries of DCL are wholly-owned subsidiaries of DCL with the exception of certain equity method investments. DCL is a wholly-owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly-owned subsidiary of the Company. DHC is included in the other non-guarantor subsidiaries of the Company.

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

As of September 30, 2011 and December 31, 2010, the cash and cash equivalents of the non-guarantor subsidiaries of DCL included $2 million and $12 million, respectively, of cash related to a consolidated joint venture that is only available for use by the joint venture.

The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheet

September 30, 2011

(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non-Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$966	$65	$1	$—	$1,032
Receivables, net	—	—	407	558	13	(2)	976
Content rights, net	—	—	6	77	—	—	83
Prepaid expenses and other current assets	19	—	110	78	1	—	208

Total current assets	19	—	1,489	778	15	(2)	2,299
Investment in and advances to subsidiaries	8,772	6,379	4,572	—	6,631	(26,354)	—
Noncurrent content rights, net	—	—	559	734	—	—	1,293
Goodwill	—	—	3,767	2,532	—	—	6,299
Other noncurrent assets	—	20	849	1,054	7	(20)	1,910

Total assets	$8,791	$6,399	$11,236	$5,098	$6,653	$(26,376)	$11,801

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22	$3	$241	$216	$6	$(2)	$486
Current portion of long-term debt	—	—	6	14	—	—	20
Other current liabilities	—	—	75	125	1	—	201

Total current liabilities	22	3	322	355	7	(2)	707
Long-term debt	—	—	4,155	74	—	—	4,229
Other noncurrent liabilities	—	—	380	96	6	(20)	462

Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	2,367	1,254	(599)	4,198	746	(7,966)	—
Equity attributable to Discovery Communications, Inc.	6,402	5,142	6,978	375	5,894	(18,389)	6,402

Equity and advances attributable to Discovery Communications, Inc.	8,769	6,396	6,379	4,573	6,640	(26,355)	6,402
Noncontrolling interests	—	—	—	—	—	1	1

Total equity	8,769	6,396	6,379	4,573	6,640	(26,354)	6,403

Total liabilities and equity	$8,791	$6,399	$11,236	$5,098	$6,653	$(26,376)	$11,801

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

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2011

(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non-Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$431	$652	$16	$(4)	$1,095

Costs of revenues, excluding depreciation and amortization	—	—	127	203	14	(2)	342
Selling, general and administrative	2	—	92	200	3	(2)	295
Depreciation and amortization	—	—	10	19	1	—	30
Restructuring and impairment charges	—	—	—	2	—	—	2

Total costs and expenses	2	—	229	424	18	(4)	669

Operating (loss) income	(2)	—	202	228	(2)	—	426
Equity in earnings of subsidiaries	238	239	139	—	159	(775)	—
Interest expense, net	—	—	(54)	(2)	—	—	(56)

Other expense, net	—	—	—	(5)	—	—	(5)

Income before income taxes	236	239	287	221	157	(775)	365
Benefit from (provision for) income taxes	1	—	(48)	(81)	1	—	(127)

Income from continuing operations, net of taxes	237	239	239	140	158	(775)	238
Loss from discontinued operations, net of taxes	—	—	—	(1)	—	—	(1)

Net income	$237	$239	$239	$139	$158	$(775)	$237

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2010

(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non-Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$408	$503	$18	$(3)	$926

Costs of revenues, excluding depreciation and amortization	—	—	82	165	15	(1)	261
Selling, general and administrative	3	—	105	196	3	(1)	306
Depreciation and amortization	—	—	10	21	1	—	32
Restructuring and impairment charges	—	—	1	3	11	—	15

Total costs and expenses	3	—	198	385	30	(2)	614

Operating (loss) income	(3)	—	210	118	(12)	(1)	312

Equity in earnings of subsidiaries	188	184	64	—	123	(559)	—
Interest expense, net	—	—	(47)	(2)	—	—	(49)
Other income (expense), net	—	—	6	(22)	—	—	(16)

Income before income taxes	185	184	233	94	111	(560)	247
Benefit from (provision for) income taxes	1	1	(58)	(31)	4	—	(83)

Income from continuing operations, net of taxes	186	185	175	63	115	(560)	164
Income from discontinued operations, net of taxes	—	—	9	4	12	—	25

Net income	186	185	184	67	127	(560)	189
Less net income attributable to noncontrolling interests	—	—	—	(3)	—	—	(3)

Net income attributable to Discovery Communications, Inc.	$186	$185	$184	$64	$127	$(560)	$186

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2011

(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non-Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,301	$1,769	$51	$(8)	$3,113

Costs of revenues, excluding depreciation and amortization	—	—	321	545	43	(6)	903
Selling, general and administrative	8	—	271	578	9	(2)	864
Depreciation and amortization	—	—	29	59	2	—	90
Restructuring and impairment charges	—	—	4	3	—	—	7
Gain on disposition	—	—	—	(129)	—	—	(129)

Total costs and expenses	8	—	625	1,056	54	(8)	1,735

Operating (loss) income	(8)	—	676	713	(3)	—	1,378
Equity in earnings of subsidiaries	801	803	452	—	535	(2,591)	—
Interest expense, net	—	—	(150)	(4)	—	—	(154)
Other income (expense), net	—	—	3	(13)	—	—	(10)

Income before income taxes	793	803	981	696	532	(2,591)	1,214
Benefit from (provision for) income taxes	3	—	(178)	(243)	1	—	(417)

Income from continuing operations, net of taxes	796	803	803	453	533	(2,591)	797
Loss from discontinued operations, net of taxes	—	—	—	(1)	—	—	(1)

Net income	$796	$803	$803	$452	$533	$(2,591)	$796

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2010

(in millions)

	Discovery	DHC	DCL	Non-Guarantor Subsidiaries of DCL	Other Non-Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,223	$1,491	$50	$(6)	$2,758

Costs of revenues, excluding depreciation and amortization	—	—	271	471	45	(5)	782
Selling, general and administrative	9	—	296	582	8	(1)	894
Depreciation and amortization	—	—	30	66	2	—	98
Restructuring and impairment charges	—	—	1	6	11	—	18

Total costs and expenses	9	—	598	1,125	66	(6)	1,792

Operating (loss) income	(9)	—	625	366	(16)	—	966
Equity in earnings of subsidiaries	468	530	259	—	311	(1,568)	—
Interest expense, net	—	(48)	(102)	(5)	—	—	(155)
Loss on extinguishment of debt	—	(20)	(116)	—	—	—	(136)
Other expense, net	—	(32)	(12)	(13)	—	—	(57)

Income before income taxes	459	430	654	348	295	(1,568)	618
Benefit from (provision for) income taxes	3	37	(133)	(83)	5	—	(171)

Income from continuing operations, net of taxes	462	467	521	265	300	(1,568)	447
Income from discontinued operations, net of taxes	—	—	9	4	12	—	25

Net income	462	467	530	269	312	(1,568)	472
Less net income attributable to noncontrolling interests	—	—	—	(7)	—	(3)	(10)

Net income attributable to Discovery Communications, Inc.	462	467	530	262	312	(1,571)	462
Stock dividends to preferred interests	(1)	—	—	—	—	—	(1)

Net income available to Discovery Communications, Inc. stockholders	$461	$467	$530	$262	$312	$(1,571)	$461

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non-Guarantor Subsidiaries of Discovery	Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$108	$(3)	$255	$401	$(1)	$—	$760

Investing Activities
Purchases of property and equipment	—	—	(11)	(30)	(1)	—	(42)
Investments in and advances to equity investees	—	—	—	(93)	—	—	(93)

Cash used in investing activities	—	—	(11)	(123)	(1)	—	(135)

Financing Activities
Borrowings from long term debt, net of discount and issuance costs	—	—	639	—	—	—	639
Principal repayments of capital lease obligations	—	—	(4)	(12)	—	—	(16)
Repurchases of common stock	(732)	—	—	—	—	—	(732)
Cash distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)
Proceeds from stock option exercises, including excess tax benefits	61	—	—	—	—	—	61
Inter-company contributions and other financing activities, net	563	3	(282)	(290)	(1)	7	—

Cash (used in) provided by financing activities	(108)	3	353	(302)	(1)	—	(55)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	—	(4)

Net change in cash and cash equivalents	—	—	597	(28)	(3)	—	566

Cash and cash equivalents, beginning of period	—	—	369	93	4	—	466

Cash and cash equivalents, end of period	$—	$—	$966	$65	$1	$—	$1,032

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non-Guarantor Subsidiaries of Discovery	Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(26)	$(52)	$149	$372	$2	$—	$445

Investing Activities
Purchases of property and equipment	—	—	(7)	(21)	(1)	—	(29)
Business acquisitions, net of cash acquired	—	—	—	(38)	—	—	(38)
Proceeds from dispositions, net	—	—	13	11	—	—	24
Investments in and advances to equity investees	—	—	(68)	(3)	—	—	(71)

Cash used in investing activities	—	—	(62)	(51)	(1)	—	(114)

Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	2,970	—	—	—	2,970
Principal repayments of long-term debt	—	(1,948)	(935)	—	—	—	(2,883)
Inter-company contributions and other financing activities, net	26	2,000	(1,676)	(378)	(3)	—	(31)

Cash provided by (used in) financing activities	26	52	359	(378)	(3)	—	56
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	—	6

Net change in cash and cash equivalents	—	—	446	(51)	(2)	—	393

Cash and cash equivalents, beginning of period	—	—	476	144	3	—	623

Cash and cash equivalents, end of period	$—	$—	$922	$93	$1	$—	$1,016

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television, and television commercial production; spending on domestic and foreign television advertising, and foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of the broadband distribution and movie studio industries; uncertainties inherent in the development of new business lines and business strategies; financial performance of our joint ventures and investments; integration of acquired operations; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand, internet protocol television, mobile devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes applicable to our operations due to regulatory changes or changes in our corporate structures; changes in the nature of key strategic relationships with partners and joint venture partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; reduced access to capital markets or significant increases in costs to borrow; and a failure to secure affiliate agreements or renewal of such agreements on less favorable terms. For additional risk factors, refer to Item 1A, “Risk Factors,” in our 2010 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition additional branded channels and businesses that can sustain long-term growth and occupy a desired programming niche with strong consumer appeal. Our strategy is to optimize the distribution, ratings, and profit potential of each of our branded networks. In addition to growing distribution and advertising revenue for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, mobile devices, video-on-demand (“VOD”), broadband channels and on-line streaming, which provide promotional platforms for our television programming and serve as additional outlets for advertising and affiliate sales.

Our content spans genres including science, exploration, survival, natural history, sustainability of the environment, technology, docu-series, anthropology, paleontology, history, space, archaeology, health and wellness, engineering, adventure, lifestyles, forensics, civilization, and current events. A significant portion of our programming tends to be culturally neutral and maintains its relevance for an extended period of time. As a result, a significant amount of our content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages. We also create local programming tailored to individual market preferences.

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

U.S. Networks

U.S. Networks generated net revenues of $695 million and $1.9 billion during the three and nine months ended September 30, 2011, respectively, which represented 63% and 62% of our total consolidated net revenues for the three and nine months ended September 30, 2011, respectively. This segment wholly owns and operates nine national television networks, principally throughout the U.S., including prominent television brands such as Discovery Channel, TLC, and Animal Planet. In addition, this segment holds our interests in OWN: Oprah Winfrey Network (“OWN”), The Hub, and 3net, which are joint venture operated networks. We account for our interests in the underlying joint ventures using the equity method and services provided to them as other revenue.

On January 1, 2011, we contributed the domestic Discovery Health network to OWN. The contribution included affiliate relationships with cable operators and DTH satellite service providers, content licenses, and website user information. The contribution did not impact our ownership interest, voting control, or governance rights related to OWN. We recorded the contribution at fair value, which resulted in a pretax gain of $129 million. The gain resulted in $27 million of tax expense. Following the contribution, we no longer consolidate the domestic Discovery Health network. Additionally, net losses generated by OWN are allocated to both joint venture partners based on their proportionate ownership interests, which are 50-50. Previously, we recognized 100% of OWN’s net losses. Future net income generated by OWN will initially be allocated 100% to us up to $104 million, the amount of net losses previously recognized by us prior to the contribution. After we have recouped our losses, any excess net income will be allocated to both joint venture partners based on their proportionate ownership interests.

U.S. Networks generates revenues from fees charged to distributors of our network content, which include cable and DTH satellite service providers and digital distributors, from advertising sold on our television networks and other arrangements. Distribution fees are largely based on the number of subscribers receiving our programming. Distribution revenues are recognized net of incentives we provide to operators in exchange for carrying our networks. Incentives may include cash payments to operators (“launch incentives”), providing the channel to the distributor for free for a predetermined length of time, or both. Launch incentives are capitalized as assets upon launch of our network by the operator and are amortized on a straight-line basis as a reduction of revenue over the term of the contract, including free periods. Advertising revenues are dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. Our U.S. Networks segment also generates revenues from affiliate and advertising sales representation services for third-party and joint venture networks and the licensing of our brands for consumer products. During the three months ended September 30, 2011, distribution, advertising, and other revenues were 50%, 46%, and 4%, respectively, of total net revenues for this segment. During the nine months ended September 30, 2011, distribution, advertising, and other revenues were 46%, 50%, and 4%, respectively, of total net revenues for this segment. The Discovery Channel, TLC, and Animal Planet collectively generated 66% and 72% of U.S. Networks’ total net revenues for the three and nine months ended September 30, 2011, respectively.

U.S. Networks’ largest single cost is content expense, including content amortization, content impairments and production costs. U.S. Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which normally results in an accelerated method over the estimated useful lives. Less mature networks utilize a straight-line method of amortization over the estimated useful lives.

International Networks

International Networks generated net revenues of $363 million and $1.1 billion during the three and nine months ended September 30, 2011, respectively, which represented 33% and 34% of our total consolidated net revenues for the three and nine months ended September 30, 2011, respectively. International Networks consists of national and pan-regional television networks and a portfolio of websites. The Discovery Channel, Animal Planet and TLC lead the International Network’s portfolio of television networks, which are distributed in virtually every pay-television market in the world through an infrastructure that includes operational centers in London, Singapore, and Miami. International Networks has one of the largest international distribution platforms of cable networks from the U.S. with one to twelve networks in more than 200 countries and territories around the world. At September 30, 2011, International Networks operated over 140 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities.

The International Networks segment continues to pursue international expansion in select areas. For example, in 2010, we began the international rollout of TLC as a female-targeted global flagship and have launched TLC in nearly 170 countries and territories. In addition, on November 12, 2010, we acquired the remaining 50% interest in substantially all of the international Animal Planet and Liv (formerly People + Arts) networks from our joint venture partner, the BBC, giving us 100% ownership of these networks. Previously, these networks were operated as 50-50 joint ventures between us and the BBC. We determined that we were the primary beneficiary of the joint ventures with the BBC, and therefore, consolidated these joint ventures prior to the acquisition. With this acquisition, we wholly own and operate most of our international television networks, except for channels in Japan and Canada, which are operated by joint ventures with strategically important local partners. We anticipate that international expansion will continue to be an area of focus.

On February 17, 2010, we acquired all interests in an uplink facility in London, including its employees and operations, for a payment of $35 million. The uplink facility has been included in the International Networks segment operating results since the date of acquisition.

On September 1, 2010, we sold Antenna Audio Limited, which was a component of our International Networks segment, which is reported as discontinued operations for all periods presented.

Effective January 1, 2011, we realigned our International Networks reporting structure into the following four regions: Western Europe, which includes the U.K. and western European countries; Central and Eastern Europe, Middle East, and Africa (“CEEMEA”); Latin America; and Asia-Pacific. Previously, International Networks’ regional operations reported into the following four regions: the U.K.; Europe (excluding the U.K.), Middle East, and Africa (“EMEA”); Asia-Pacific; and Latin America. This realignment did not impact our consolidated financial statements other than to change the regions in which we describe our operating results for the International Networks segment.

Similar to our U.S. Networks segment, the primary sources of revenues for International Networks are fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and from advertising sold on our television networks. Distribution fees are based on the number of subscribers receiving our programming and are recognized net of launch incentives. International Networks executes a localization strategy by offering shared programming with U.S. Networks, customized content, and localized schedules via our distribution feeds. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. Advertising revenues are dependent upon a number of factors including the stage of development of pay television markets, number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In developing pay television markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay television. In relatively mature markets, such as Western Europe, the growth dynamic is changing. Increased market penetration and distribution are unlikely to drive rapid growth in those markets. Instead, growth in advertising sales will come from increasing viewership and advertising pricing on our existing pay television networks and launching new services, either in pay television or free television environments. During the three months ended September 30, 2011, distribution, advertising, and other revenues were 63%, 33%, and 4%, respectively, of total net revenues for this segment. During the nine months ended September 30, 2011, distribution, advertising, and other revenues were 63%, 34%, and 3%, respectively, of total net revenues for this segment.

International Networks’ largest cost is content expense, which is acquired from our U.S. Networks segment or through production, coproduction, or license arrangements with third parties. While our International Networks segment maximizes the use of shared programming from our U.S. Networks segment, we also develop local programming that is tailored to individual market preferences. International Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives.

Education and Other

Education and Other generated net revenues of $37 million and $117 million during the three and nine months ended September 30, 2011, respectively, which represented 3% and 4% of our total consolidated net revenues during the three and nine months ended September 30, 2011, respectively. Our Education and Other segment is primarily comprised of curriculum-based product and service offerings and postproduction audio services. Our education business generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, and to a lesser extent student assessment and publication of hardcopy curriculum-based content. Our education business also participates in corporate partnerships, global brand and content licensing business with leading non-profits, foundations and trade associations. Other businesses primarily include postproduction audio services that are provided to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies, and interactive producers.

RESULTS OF OPERATIONS

Items Impacting Comparability

Following the contribution of the domestic Discovery Health network to OWN on January 1, 2011, we no longer consolidate the network. The comparability of our results of operations between 2011 and 2010 has been impacted by the deconsolidation. Accordingly, to assist the reader in better understanding the changes in our results of operations, the following table presents the results of operations of the Discovery Health network for the three and nine months ended September 30, 2010 (in millions).

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Revenues:
Distribution	$4	$11
Advertising	15	46
Other	—	1

Total revenues	19	58

Costs of revenues	8	22
Selling, general and administrative	2	10

Total operating expenses	10	32

Operating income	$9	$26

Reclassifications

We expanded the types of revenue included in distribution revenue in our consolidated statements of operations for the three and nine months ended September 30, 2011 and reclassified prior year amounts. Distribution revenues include fees charged for the right to view Discovery network branded content made available to customers through a variety of distribution platforms and viewing devices. The largest component of distribution revenue continues to be fees charged to cable, DTH satellite and telecommunications service providers for distribution rights to Discovery’s television networks. Beginning July 1, 2011, distribution revenues also include fees charged for certain licensing arrangements, including those for digital streaming of library content, which totaled $83 million and $93 million for the three and nine months ended September 30, 2011, respectively. These fees, which totaled $4 million and $17 million for the three and nine months ended September 30, 2010, respectively, and $10 million for the six months ended June 30, 2011, were previously classified as other revenue and have been reclassified to distribution revenue to conform to the current presentation.

Consolidated Results of Operations

Our consolidated results of operations were as follows (in millions).

	Three Months Ended September 30,		% Change Favorable/ (Unfavorable)	Nine Months Ended September 30,		% Change Favorable/ (Unfavorable)
	2011	2010		2011	2010

Revenues:
Distribution	$580	$456	27%	$1,563	$1,363	15%
Advertising	442	402	10%	1,328	1,185	12%
Other	73	68	7%	222	210	6%

Total revenues	1,095	926	18%	3,113	2,758	13%

Costs of revenues, excluding depreciation and amortization	342	261	(31)%	903	782	(15)%
Selling, general and administrative	295	306	4%	864	894	3%
Depreciation and amortization	30	32	6%	90	98	8%
Restructuring and impairment charges	2	15	87%	7	18	61%
Gain on disposition	—	—	—	(129)	—	—

Total costs and expenses	669	614	(9)%	1,735	1,792	3%

Operating income	426	312	37%	1,378	966	43%

Interest expense, net	(56)	(49)	(14)%	(154)	(155)	1%
Loss on extinguishment of debt	—	—	—	—	(136)	NM
Other expense, net	(5)	(16)	69%	(10)	(57)	82%

Income before income taxes	365	247	48%	1,214	618	96%
Provision for income taxes	(127)	(83)	(53)%	(417)	(171)	NM

Income from continuing operations, net of taxes	238	164	45%	797	447	78%
(Loss) income from discontinued operations, net of taxes	(1)	25	NM	(1)	25	NM

Net income	237	189	25%	796	472	69%
Net income attributable to noncontrolling interests	—	(3)	NM	—	(10)	NM

Net income attributable to Discovery Communications, Inc.	237	186	27%	796	462	72%
Stock dividends to preferred interests	—	—	NM	—	(1)	NM

Net income available to Discovery Communications, Inc. stockholders	$237	$186	27%	$796	$461	73%

NM – not meaningful.

Revenues

Distribution revenues for the three and nine months ended September 30, 2011, increased $124 million and $200 million, respectively. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, distribution revenues increased 25% and 13% for the three and nine months ended September 30, 2011, respectively. During the three months ended September 30, 2011, we extended and expanded an agreement to license selected library titles. As a result of titles delivered under this agreement, license revenue from this and similar agreements increased from $4 million to $83 million for the three months ended September 30, 2010 and 2011, respectively. License revenue from this and similar agreements increased from $17 million to $93 million for the nine months ended September 30, 2010 and 2011, respectively. The timing and amount of revenue recognized under license agreements are largely driven by the titles delivered. The remaining distribution revenue increase was attributable to rate increases and subscriber growth.

Advertising revenues for the three and nine months ended September 30, 2011, increased $40 million and $143 million, respectively. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, advertising revenues increased 13% and 15% for the three and nine months ended September 30, 2011. Increases were attributable to worldwide increases in pricing, higher sellouts at US Networks, and international expansion of network feeds for the three and nine months ended September 30, 2011. Advertising revenues also benefited from an $8 million non-recurring revenue item for the nine months ended September 30, 2011.

Other revenues for the three and nine months ended September 30, 2011, increased $5 million and $12 million, respectively, due to growth in revenues from services provided to our unconsolidated joint ventures and growth in corporate partnerships at our education business, partially offset by no longer providing services to The Travel Channel.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs, and sales commissions, increased $81 million and $121 million for the three and nine months ended September 30, 2011, respectively. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, costs of revenues increased 34% and 17% for the three and nine months ended September 30, 2011, respectively. The increase in costs of revenues was principally related to higher content expense. Content expense increased $74 million and $112 million for the three and nine months ended September 30, 2011, respectively, primarily due to continued investment in content and the international expansion of networks, such as TLC. For the three months ended September 30, 2011, content expense also included an increase of $22 million in content impairments compared to the three months ended September 30, 2010 due to refinement of programming strategy and content performance. Cost of revenues also increased due to charges of $11 million associated with the licensing of select library titles.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs, occupancy, and back office support fees, decreased $11 million and $30 million for the three and nine months ended September 30, 2011, respectively. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, selling, general and administrative expenses decreased 7% for the three and nine months ended September 30, 2011. The decrease in selling, general and administrative expenses was driven by decreases of $38 million and $83 million for stock-based compensation for the three and nine months ended September 30, 2011, respectively. Stock-based compensation expense decreased $40 million and $95 million due to a decline in outstanding unit awards and SARs, which are cash-settled awards, for the three and nine months ended September 30, 2011, respectively; partially offset by an increase in expense of $2 million and $12 million for stock options, PRSUs and RSUs. Selling, general and administrative expenses further increased due to higher employee costs due to merit based increases in compensation, increased costs related to the international expansion of networks, such as TLC, and greater presence in new territories, such as Eastern Europe, and increased research costs related to obtaining ratings services for additional networks.

Depreciation and Amortization

Depreciation and amortization expense decreased $2 million and $8 million for the three and nine months ended September 30, 2011, respectively due to lower asset balances as a result of certain assets becoming fully depreciated in prior periods.

Restructuring and Impairment Charges

We incurred restructuring charges of $2 million and $7 million for the three and nine months ended September 30, 2011, respectively, primarily related to various employee terminations and organizational changes.

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

Interest Expense, Net

Interest expense, net, increased $7 million for the three months ended September 30, 2011, when compared to the same period in 2010, due to an increase in the amount of outstanding debt. Interest expense, net, was relatively flat for the nine months ended September 30, 2011, when compared to the same period in 2010. For the nine months ended September 30, 2010, we incurred $22 million in interest expense related to interest rate swaps. During 2010, most of our interest rate swaps either matured or were settled prior to maturity as a result of refinancing most of our debt in June 2010. Decreases in interest expense attributable to interest rate swaps were partially offset by increases in interest expense on outstanding debt.

Other Expense, Net

Other expense, net consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unrealized (losses) gains on derivative instruments, net	$(1)	$3	$1	$8
Realized losses on derivative instruments, net	—	(4)	(2)	(37)
Losses from equity investees, net	(4)	(12)	(12)	(29)
Other, net	—	(3)	3	1

Total other expense, net	$(5)	$(16)	$(10)	$(57)

The decrease in losses from equity method investments was primarily attributable to changes associated with our investment in OWN. While we recognized 100% of OWN’s losses prior to OWN’s launch on January 1, 2011, we have recognized 50% of OWN’s losses subsequent to the launch. Additionally, the funding to OWN has increased, we have recorded an increase in interest earned of $8 million for the nine months ended September 30, 2011. The decrease in derivative losses is a result of reducing the derivatives held by us as part of the issuance of Senior Notes on June 30, 2010.

Provision for Income Taxes

Our provisions for income taxes were $127 million and $83 million, and the effective tax rates were 35% and 34% for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate for the three months ended September 30, 2011 was consistent with the U.S. federal statutory income tax rate of 35% as production activity deductions were offset by state taxes. The effective tax rate for the three months ended September 30, 2010 differed from the U.S. federal statutory income tax rate of 35% due primarily to production activity deductions which were partially offset by state taxes.

Our provisions for income taxes were $417 million and $171 million, and the effective tax rates were 34% and 28% for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rate for the nine months ended September 30, 2011 differed from the U.S. federal statutory income tax rate of 35% principally because we were not required to record a deferred tax liability of $21 million with respect to the portion of the outside basis in the OWN joint venture attributable to the nondeductible goodwill contributed to OWN and production activity deductions. These items were partially offset by state taxes. The effective tax rate for the nine months ended September 30, 2010, differed from the U.S. federal statutory income tax rate of 35% primarily due to the reversal of a $28 million previously established foreign tax reserve recorded in connection with the completion of a tax audit, production activity deductions and a $16 million tax expense reduction for a change in the our election to claim foreign tax credits that were previously taken as deductions, which were partially offset by state taxes.

Prior to December 31, 2011, we plan to undertake an international reorganization of our legal entities in order to consolidate and better align certain content and affiliate functions. We are evaluating the effect of the reorganization on expected tax expense for the three months ended December 31, 2011. It is possible that the reorganization results in material changes in non cash income tax expense compared to our current estimates for the three months ended December 31, 2011. As part of the reorganization, we also expect to record a benefit for filing amended tax returns to claim foreign tax credits that were previously taken as deductions.

Net Income Attributable to Noncontrolling Interests

The $3 million and $10 million decreases in net income attributable to noncontrolling interests for the three and nine months ended September 30, 2011, respectively, were due to the acquisition of the BBC’s interests in the international Animal Planet and Liv networks on November 12, 2010. Following the acquisition, we no longer allocates net operating results to noncontrolling interests.

Segment Results of Operations

We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market stock-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges, and (vi) gains (losses) on business and asset dispositions. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses and also provides investors a measure to analyze the operating performance of each segment against historical data. We exclude mark-to-market stock-based compensation, exit and restructuring charges, certain impairment charges, and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. We also exclude the depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

Total consolidated Adjusted OIBDA was calculated as follows (in millions).

	Three Months Ended September 30,		% Change Favorable/	Nine Months Ended September 30,		% Change Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)

Revenues:
U.S. Networks	$695	$585	19%	$1,942	$1,751	11%
International Networks	363	304	19%	1,054	893	18%
Education and Other	37	38	(3)%	117	108	8%
Corporate and inter-segment eliminations	—	(1)	NM	—	6	NM

Total revenues	1,095	926	18%	3,113	2,758	13%

Costs of revenues, excluding depreciation and amortization(1)	(342)	(261)	(31)%	(903)	(782)	(15)%
Selling, general and administrative(1)	(287)	(258)	(11)%	(833)	(770)	(8)%
Add: Amortization of deferred launch incentives(2)	13	11	18%	39	32	22%

Adjusted OIBDA	$479	$418	15%	$1,416	$1,238	14%

NM – not meaningful.

(1)

Costs of revenues and selling, general and administrative expenses exclude mark-to-market stock-based compensation, restructuring charges, gains (losses) on dispositions, and depreciation and amortization.

(2)	Amortization of deferred launch incentives are included as a reduction of distribution revenues for reporting in accordance with GAAP but are excluded from Adjusted OIBDA.

The following table presents our Adjusted OIBDA, by segment, with a reconciliation of total consolidated Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended September 30,		% Change Favorable/	Nine Months Ended September 30,		% Change Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)

Adjusted OIBDA:
U.S. Networks	$378	$346	9%	$1,107	$1,018	9%
International Networks	156	130	20%	473	384	23%
Education and Other	3	1	NM	16	7	NM
Corporate and inter-segment eliminations	(58)	(59)	2%	(180)	(171)	(5)%

Total Adjusted OIBDA	479	418	15%	1,416	1,238	14%

Amortization of deferred launch incentives	(13)	(11)	(18)%	(39)	(32)	(22)%
Mark-to-market stock-based compensation	(8)	(48)	83%	(31)	(124)	75%
Depreciation and amortization	(30)	(32)	6%	(90)	(98)	8%
Restructuring and impairment charges	(2)	(15)	87%	(7)	(18)	61%
Gains on dispositions	—	—	—	129	—	—

Operating income	$426	$312	37%	$1,378	$966	43%

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

	Three Months Ended September 30,		% Change Favorable/	Nine Months Ended September 30,		% Change Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)

Revenues:
Distribution	$350	$264	33%	$898	$790	14%
Advertising	322	304	6%	973	899	8%
Other	23	17	35%	71	62	15%

Total revenues	695	585	19%	1,942	1,751	11%

Costs of revenues, excluding depreciation and amortization	(207)	(139)	(49)%	(508)	(415)	(22)%
Selling, general and administrative	(113)	(102)	(11)%	(334)	(324)	(3)%
Add: Amortization of deferred launch incentives	3	2	50%	7	6	17%

Adjusted OIBDA	378	346	9%	1,107	1,018	9%

Amortization of deferred launch incentives	(3)	(2)	(50)%	(7)	(6)	(17)%
Depreciation and amortization	(4)	(5)	20%	(12)	(16)	25%
Restructuring and impairment charges	—	—	—	(3)	—	—
Gains on dispositions	—	—	—	129	—	—

Operating income	$371	$339	9%	$1,214	$996	22%

Revenues

Distribution revenues for the three and nine months ended September 30, 2011 increased $90 million and $119 million, respectively, excluding the impact of the Discovery Health network. During the three months ended September 30, 2011, we extended and expanded an agreement to license selected library titles. As a result of the titles delivered under this and similar agreements, license revenue increased $77 million and $74 million for the three and nine months ended September 30, 2011, respectively. The timing and amount of license agreements are largely driven by titles delivered. The remaining distribution revenue increase was attributable to annual contractual rate increases and an increase in paying subscribers, principally for networks carried on the digital tier.

Advertising revenues for the three and nine months ended September 30, 2011 increased $33 million and $120 million, respectively, excluding the impact of the Discovery Health network, driven by increased pricing in the upfront and scatter markets and higher sellouts. Additionally, the increase for the nine months ended September 30, 2011, includes the benefit of $8 million for nonrecurring revenue items in the second quarter of 2011.

Other revenues for the three and nine months ended September 30, 2011 increased $6 million and $10 million, respectively, excluding the impact of the Discovery Health network, due to growth in revenues from services provided to our unconsolidated joint ventures, partially offset by no longer providing services to The Travel Channel.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, sales commissions, distribution costs, and production costs, increased $76 million and $115 million during the three and nine months ended September 30, 2011, respectively, excluding the impact of the Discovery Health network. The increases in costs of revenues were due primarily to an increase in content expense, which reflects our continued investment in content. Content impairments increased $24 million and $6 million for the three and nine months ended September 30, 2011, respectively, due to refinement of programming strategy and content performance. There was also $11 million in expenses associated with the licensing of select library titles during the three and nine months ended September 30, 2011.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs and occupancy and back office support fees, increased $13 million and $20 million for the three and nine months ended September 30, 2011, respectively, excluding the impact of the Discovery Health network. The increases in selling, general and administrative expenses were driven by research, personnel and other general and administrative costs for the nine months ended September 30, 2011 and higher marketing costs for the three months ended September 30, 2011.

Adjusted OIBDA

For the three and nine months ended September 30, 2011, Adjusted OIBDA increased $41 million and $115 million, respectively, excluding the impact of the Discovery Health network, primarily due to increased distribution revenues largely generated from a licensing arrangement and increased advertising sales, partially offset by higher content expense and selling, general and administrative expenses.

International Networks

The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,		% Change Favorable/	Nine Months Ended September 30,		% Change Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)

Revenues:
Distribution	$230	$192	20%	$665	$573	16%
Advertising	120	98	22%	354	286	24%
Other	13	14	(7)%	35	34	3%

Total revenues	363	304	19%	1,054	893	18%

Costs of revenues, excluding depreciation and amortization	(112)	(98)	(14)%	(330)	(294)	(12)%

	Three Months Ended September 30,		% Change Favorable/	Nine Months Ended September 30,		% Change Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)
Selling, general and administrative	(105)	(85)	(24)%	(283)	(241)	(17)%
Add: Amortization of deferred launch incentives	10	9	11%	32	26	23%

Adjusted OIBDA	156	130	20%	473	384	23%

Amortization of deferred launch incentives	(10)	(9)	(11)%	(32)	(26)	(23)%
Depreciation and amortization	(11)	(10)	(10)%	(33)	(29)	(14)%
Restructuring and impairment charges	—	(3)	NM	(2)	(6)	67%

Operating income	$135	$108	25%	$406	$323	26%

NM – not meaningful.

Revenues

Distribution revenues for the three and nine months ended September 30, 2011, increased $38 million and $92 million, respectively. Excluding the impact of foreign currency fluctuations, distribution revenues increased 13% and 11% for the three and nine months ended September 30, 2011, respectively. The increase in distribution revenue was attributable to continued expansion of pay television services across all regions and subscriber growth across all regions.

Advertising revenues for the three and nine months ended September 30, 2011, increased $22 million and $68 million, respectively. Excluding the impact of foreign currency fluctuations, advertising revenues increased by 16% and 17% for the three and nine months ended September 30, 2011, respectively. Increases were primarily attributable to improved pricing across all regions as well as expansion of network feeds primarily in Western Europe and CEEMEA.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs and sales commissions, increased $14 million and $36 million during the three and nine months ended September 30, 2011, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues increased 10% and 9% for the three and nine months ended September 30, 2011, respectively. Cost of revenues increased due to increases in content expense of $6 million and $18 million for the three and nine months ended September 30, 2011, respectively, as a result of the international rollout of new networks, such as TLC, and higher sales commissions across most regions.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs, occupancy, and back office support fees, increased $20 million and $42 million during the three and nine months ended September 30, 2011, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative costs increased 3% and 8% for the three and nine months ended September 30, 2011, respectively. Increased selling, general and administrative expenses were attributable to a greater presence in certain regions such as CEEMEA and expansion of female lifestyle networks.

Adjusted OIBDA

Adjusted OIBDA for the three and nine months ended September 30, 2011, increased $26 million and $89 million, respectively. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 20% and 19% for the three and nine months ended September 30, 2011, respectively. The increases were attributable to growth in revenues, partially offset by higher content expense and other expenses associated with greater presence in certain regions such as CEEMEA, and expansion of female lifestyle networks.

Education and Other

The following table presents, for our Education and Other segment, revenues by type, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,		% Change Favorable/	Nine Months Ended September 30,		% Change Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)

Revenues:
Other	$37	$38	(3)%	$117	$108	8%

Costs of revenues, excluding depreciation and amortization	(22)	(25)	12%	(63)	(67)	6%
Selling, general and administrative	(12)	(12)	—	(38)	(34)	(12)%

Adjusted OIBDA	3	1	NM	16	7	NM

Depreciation and amortization	(1)	(2)	50%	(4)	(5)	20%
Restructuring and impairment charges	—	(11)	NM	—	(11)	NM

Operating income (loss)	$2	$(12)	NM	$12	$(9)	NM

NM – not meaningful.

Revenues

Other revenues for the three months ended September 30, 2011 decreased $1 million due to lower revenues from post production audio services offset by growth in corporate partnerships at our Education business. Other revenues for the nine months ended September 30, 2011 increased $9 million due to continued growth in subscriptions for access to our online streaming service and growth in corporate partnerships and assessment services for our educational business.

Costs of Revenues

Costs of revenues, which consist principally of content expense, royalty payments, distribution and sales commissions, decreased for the three and nine months ended September 30, 2011 due to decreases in content expense and sales commissions.

Selling, General and Administrative

Selling, general and administrative expenses, which are principally comprised of employee costs, occupancy expenses, back office support fees and marketing costs were relatively flat for the three months ended September 30, 2011 when compared to the same period in the prior year. Selling, general and administrative expenses increased during the nine months ended September 30, 2011 due to higher employee expenses.

Adjusted OIBDA

Adjusted OIBDA for the three and nine months ended September 30, 2011 increased $2 million and $9 million, respectively. Adjusted OIBDA for the three months ended September 30, 2011 was relatively flat when compared with the same period for 2010. The increase in Adjusted OIBDA for the nine months ended September 30, 2011 compared to the same period for 2010 was due to continued growth in online streaming services, improved performance for our postproduction audio services, as well as lower costs of revenues, which were partially offset by increased employee expenses.

Corporate and Inter-segment Eliminations

The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended September 30,		% Change Favorable/	Nine Months Ended September 30,		% Change Favorable/
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)

Revenues:
Other	$—	$(1)	NM	$—	$6	NM

Total revenues	—	(1)	NM	—	6	NM

Costs of revenues, excluding depreciation and amortization	(1)	1	NM	(2)	(6)	67%
Selling, general and administrative	(57)	(59)	3%	(178)	(171)	(4)%

Adjusted OIBDA	(58)	(59)	2%	(180)	(171)	(5)%

Mark-to-market stock-based compensation	(8)	(48)	83%	(31)	(124)	75%
Depreciation and amortization	(14)	(15)	7%	(41)	(48)	15%
Restructuring and impairment charges	(2)	(1)	(100)%	(2)	(1)	(100)%

Operating loss	$(82)	$(123)	33%	$(254)	$(344)	26%

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

Selling, general and administrative expenses for the three months ended September 30, 2011 were relatively flat when compared to the same period in 2010. Selling, general and administrative expenses for the nine months ended September 30, 2011, increased $7 million due to higher stock-based compensation expense for equity-settled awards such as stock options, PRSUs, and RSUs that received fixed accounting, as well as increased personnel costs, offset by a reduction in other general and administrative costs.

FINANCIAL CONDITION

Sources and Uses of Cash

Our principal sources of cash are cash and cash equivalents on hand, cash flows from operating activities, available borrowing capacity under our revolving credit facility, and access to capital markets. As of September 30, 2011, we had $2.0 billion of total capital resources available, comprised of $1.0 billion of cash and cash equivalents on hand, excluding amounts held by consolidated joint ventures, and approximately $1.0 billion available to borrow under our revolving credit facility. As a public company, we may have access to other sources of capital such as the public bond and equity markets. On June 17, 2009, we filed a Registration Statement on Form S-3 (“Shelf Registration”) with the SEC in which we registered securities, including debt securities, common stock, and preferred stock. On June 20, 2011, DCL, one of our subsidiaries, issued $650 million aggregate principal amount of 4.375% Senior Notes due on June 15, 2021. DCL received net proceeds of $641 million from the offering after deducting underwriting discounts and issuance costs. In total we have issued approximately $4.2 billion of senior notes under the Shelf Registration. Access to sufficient capital from the public market is not assured.

Our primary uses of cash include the creation and acquisition of new content, operating expenditures, discretionary repurchases of stock, income taxes, interest, funding to joint ventures, capital expenditures, and business acquisitions. We believe our financial condition is sound and anticipate that our existing cash and cash equivalents on hand, cash generated by operating activities, and cash available to us, considered together, should be sufficient to meet our anticipated cash operating requirements for at least the next twelve months.

On August 3, 2010, we implemented a stock repurchase program with authorization to purchase up to $1.0 billion of our common stock. On July 27, 2011, our Board of Directors authorized us to purchase an additional $1.0 billion of our common stock under our stock repurchase program. In total, we have been authorized to purchase $2.0 billion of our common stock under our repurchase program. We have been funding and expect to continue to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility, and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions, and other factors. The repurchase program has no expiration date.

We have interests in various joint ventures and provide funding to those joint ventures from time-to-time. As of September 30, 2011, we have provided $270 million in funding, including interest accrued on outstanding borrowings, to our joint ventures. We expect to provide significant additional funding to our joint ventures and expect to recoup amounts funded.

Cash Flows

Changes in cash and cash equivalents were as follows (in millions).

	Nine Months Ended September 30,
	2011	2010

Cash and cash equivalents, beginning of period	$466	$623

Cash provided by operating activities	760	445
Cash used in investing activities	(135)	(114)
Cash (used in) provided by financing activities	(55)	56

Effect of exchange rate changes on cash and cash equivalents	(4)	6

Net change in cash and cash equivalents	566	393

Cash and cash equivalents, end of period	$1,032	$1,016

Changes in cash and cash equivalents for the nine months ended September 30, 2010 include insignificant amounts related to Antenna Audio, which was sold on September 1, 2010.

Operating Activities

Cash provided by operating activities increased $315 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in cash provided by operating activities was driven by increased advertising sales and distribution fees, a decrease in taxes paid, and decreases in stock compensation payments for cash settled equity awards. During 2010, there was a $112 million overpayment of tax (“2010 overpayment”) resulting primarily from an extension of the tax law in the fourth quarter of 2010 that allowed for the immediate deduction of certain domestic programming costs. During the nine months ended September 30, 2011, we received a $39 million tax refund related to the 2010 overpayment and there was a decrease in tax payments of $73 million as a result of the use of the remaining overpayment carry forward from the 2010 overpayment. The $21 million decrease in payments for cash-settled equity awards was attributable to the decrease in number of outstanding unit awards and SARs. These improvements were partially offset by a $95 million increase attributable to investments in programming.

Investing Activities

Cash flows used in investing activities increased $21 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, which was attributable to a $22 million increase in funding to unconsolidated network joint ventures and a $13 million increase in payments for purchases of property, plant, and equipment. The increase in funding to unconsolidated network joint ventures was primarily due to continued investments in OWN, which was launched on January 1, 2011. Cash flows used in investing activities for the nine months ended September 30, 2010 included $35 million for the acquisition of an uplink facility and net cash proceeds of $24 million related to the sale of our Antenna Audio business. There are no comparable investing activities for the nine months ended September 30, 2011.

Financing Activities

Cash flows from financing activities decreased $111 million for the nine months ended September 30, 2011 as compared to the same period in 2010. The decrease in cash flows from financing activities was principally attributable to repurchases of 20 million shares of Series C common stock for $732 million made pursuant to our stock repurchase program implemented on August 3, 2010, and repayments of our capital lease obligations, partially offset by our issuance of $650 million of senior notes in June 2011 for which we received $641 million of net proceeds. We paid an additional $2 million in financing fees associated with our modified credit agreement.

Cash provided by financing activities for the nine months ended September 30, 2010 principally reflects the issuance of $3.0 billion of senior notes, for which we received $2.97 billion of net proceeds after deducting underwriting discounts and issuance costs and $27 million of proceeds from stock option exercises. We used the debt offering proceeds and cash on hand to repay $2.88 billion of principal outstanding under our term loans and previously outstanding senior notes. Additionally during the nine months ended September 30, 2010, we repurchased 1.12 million shares of our Series C common stock for $38 million.

Capital Resources

As of September 30, 2011, we had approximately $2.0 billion of total capital resources available, which was comprised of the following (in millions).

	September 30, 2011
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$1,030	$—	$—	$1,030

Revolving credit facility	1,000	1	—	999

Fixed rate public debt:
3.70% Senior Notes, semi-annual interest, due June 2015	850	—	850	—
5.625% Senior Notes, semi-annual interest, due August 2019	500	—	500	—
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	—	1,300	—
4.375% Senior Notes, semi-annual interest, due June 2021	650	—	650	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	—	850	—

Total fixed rate public debt	4,150	—	4,150	—

Total	$6,180	$1	$4,150	$2,029

Cash and cash equivalents exclude $2 million of cash held by consolidated joint ventures as of September 30, 2011.

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

RELATED PARTY TRANSACTIONS

In the normal course of business, we enter into transactions with related parties. Related parties include our investments accounted for using the equity method, such as OWN, The Hub, 3Net, Discovery Japan and Animal Planet Japan. Other related parties include Liberty Global, Inc., Liberty Interactive Corporation, Liberty Media Corporation, Ascent Capital Group, Inc., and their respective subsidiaries and affiliates. Information regarding transactions and amounts with related parties is set forth in Note 12 to the consolidated financial statements included in Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed since December 31, 2010. Disclosure about our critical accounting policies and estimates is set forth in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

We adopted certain accounting and reporting standards during the nine months ended September 30, 2011. Information regarding our adoption of new accounting and reporting standards is set forth in Note 1 to the consolidated financial statements included in Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A. Risk Factors

Our risk factors have not changed materially since December 31, 2010. Disclosure about our existing risk factors is set forth in Item A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended September 30, 2011.

The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
Series C common stock:
July 1, 2011 – July 30, 2011	2,923,200	$37.04	2,923,200	$1,409,657,673
August 1, 2011 – August 31, 2011	4,233,800	$34.84	4,233,800	$1,262,131,502
September 1, 2011 – September 30, 2011	2,632,000	$37.80	2,632,000	$1,162,633,812

Total	9,789,000	$36.30	9,789,000	$1,162,633,812

(1)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(2)

On August 3, 2010, we announced a stock repurchase program, with authorization to purchase up to $1.0 billion of our common stock. On July 27, 2011, our Board of Directors authorized us to purchase an additional $1.0 billion of our common stock. In total, we have been authorized to purchase $2.0 billion of our common stock under our repurchase program. We have been funding and expect to continue to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions, and other factors. The repurchase program has no expiration date. The above repurchases were funded using cash on hand. There were no repurchases of our Series A common stock or Series B common stock during the three months ended September 30, 2011.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1	Amendment No. 1, dated as of August 8, 2011, to the Credit Agreement, dated as of October 13, 2010, among Discovery Communications, LLC, as borrower, Discovery Communications, Inc., as guarantor, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 9, 2011, SEC File No. 1-34177).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Equity for the Three and Nine Month Ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: November 2, 2011	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 2, 2011	By:	/s/ Bradley E. Singer
Bradley E. Singer
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Amendment No. 1, dated as of August 8, 2011, to the Credit Agreement, dated as of October 13, 2010, among Discovery Communications, LLC, as borrower, Discovery Communications, Inc., as guarantor, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 9, 2011, SEC File No. 1-34177).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Equity for the Three and Nine Month Ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.