Form 10-K
period 2011-12-31
Discovery Communications, Inc.
filed 2012-02-17
CIK 1437107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2011, was approximately $10 billion.

Total number of shares outstanding of each class of the Registrant’s common stock as of February 10, 2012 was:

Series A Common Stock, par value $0.01 per share	142,516,019
Series B Common Stock, par value $0.01 per share	6,570,067
Series C Common Stock, par value $0.01 per share	109,426,484

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

OVERVIEW

We are a global nonfiction media and entertainment company that provides programming across multiple distribution platforms throughout the world. We also have a diversified portfolio of websites and other digital media services, develop and sell curriculum-based education products and services, and provide postproduction audio services. We were formed on September 17, 2008 as a Delaware corporation in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective ownership interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with and into Discovery (the “Discovery Formation”). DCH owned and operated various television networks, website properties and other digital media services throughout the world and sold curriculum-based education products and services. As a result of the Discovery Formation, DHC and DCH became wholly-owned subsidiaries of Discovery, with Discovery becoming the successor reporting entity to DHC.

As one of the world’s largest nonfiction media companies, we provide original and purchased programming to more than 1.7 billion cumulative subscribers worldwide through networks that we wholly or partially own. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC and Animal Planet.

Our content spans genres including science, exploration, survival, natural history, sustainability of the environment, technology, docu-series, anthropology, paleontology, history, space, archaeology, health and wellness, engineering, adventure, lifestyles, forensics, civilizations and current events. Our programming tends to maintain its relevance for an extended period of time. As a result, a significant amount of our content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages. We also create local programming tailored to individual market preferences.

We have an extensive library of content and own all or most rights to the majority of our programming and footage, which enables us to exploit our library to launch new brands and services into new markets quickly. Our programming can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. Substantially all of our programming is produced in high definition (“HD”) format.

Financial information for our segments and geographical areas in which we do business is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21, to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Subscriber statistics set forth in this Annual Report on Form 10-K include both wholly-owned networks and networks operated by equity method investees. Domestic subscriber statistics are based on Nielsen Media Research. International subscriber statistics are derived from internal data coupled with external sources when available. As used herein, a “subscriber” is a single household that receives the applicable network from its cable television operator, direct-to-home (“DTH”) satellite operator, or other television provider, including those who receive our networks from pay-television providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term “cumulative subscribers” refers to the collective sum of the total number of subscribers to each of our networks or programming services. By way of example, two households that each receives five of our networks from their television provider represent two subscribers, but 10 cumulative subscribers.

U.S. NETWORKS

Our U.S. Networks segment principally consists of national television networks. U.S. Networks generates revenues from fees charged to operators who distribute our network content, which include cable and DTH satellite service providers and digital distributors, and from advertising sold on our television networks and other arrangements. Our U.S. Networks segment also generates income to offset expenses associated with providing sales representation and network services to equity method investee networks and the licensing of our brands for consumer products. Our U.S. Networks segment wholly owns and operates nine national television networks, including fully distributed television networks, Discovery Channel, TLC and Animal Planet. In addition, this segment holds our interests in OWN, The Hub and 3net, which are operated by equity method investees. We account for our interests in the underlying ventures using the equity method and fees for services provided to them are recorded as other revenue.

Our U.S. Networks segment owns and operates the following television networks:

Discovery Channel

•      Discovery Channel reached approximately 100 million subscribers in the U.S. as of December 31, 2011. Discovery Channel also reached 8 million subscribers through a licensing arrangement with partners in Canada as of December 31, 2011.

•      Discovery Channel is dedicated to providing nonfiction content that informs and entertains viewers about the wonder and diversity of the world. The network offers a mix of genres, including science and technology, exploration, adventure, history and in-depth, behind-the-scenes glimpses at the people, places and organizations that shape and share our world.

•      Programming highlights on Discovery Channel include Deadliest Catch, Mythbusters, Dirty Jobs and Gold Rush. Discovery Channel is also home to specials and mini-series such as Frozen Planet (premiering March 18, 2012).

• Target viewers are adults ages 25-54, particularly men.

• Discovery Channel is simulcast in HD.

TLC

•      TLC reached approximately 99 million subscribers in the U.S. as of December 31, 2011. TLC also reached approximately 8 million subscribers in Canada as of December 31, 2011, according to internal data.

• TLC features docu-series and reality-based programming about people.

• Programming highlights on TLC include Cake Boss, Little Couple, What Not to Wear, Police Women, Say Yes to the Dress, Sister Wives and 19 Kids and Counting.

• Target viewers are adults ages 18-54, particularly women.

• TLC is simulcast in HD.

Animal Planet

•      Animal Planet reached approximately 97 million subscribers in the U.S. as of December 31, 2011. Animal Planet also reaches 2 million subscribers through a licensing arrangement with partners in Canada as of December 31, 2011.

• Animal Planet provides a full range of programming related to life in the animal kingdom and human interaction with animals.

• Programming highlights on Animal Planet include River Monsters, Finding Bigfoot, Whale Wars, I Shouldn’t be Alive, Fatal Attractions, Pit Bulls and Parolees and It’s Me or the Dog.

• Target viewers are adults ages 25-54.

• Animal Planet is simulcast in HD.

Investigation Discovery
• Investigation Discovery reached approximately 79 million subscribers in the U.S. as of December 31, 2011.

•      Investigation Discovery offers programming that focuses on mysteries and true stories through in-depth series and documentaries that deliver insight into the human condition and the real world of investigations, piecing together the dramatic puzzles of human nature.

•      Programming highlights on Investigation Discovery include On the Case with Paula Zahn, Disappeared, I (Almost) Got Away With It, Who The (Bleep) Did I Marry?, Unusual Suspects, I Married a Mobster and Nightmare Next Door.

• Target viewers are adults ages 25-54.

• Investigation Discovery is simulcast in HD.

SCIENCE
• SCIENCE reached approximately 69 million subscribers in the U.S. as of December 31, 2011.
• SCIENCE provides programming that explores the possibilities of science, from string theory and futuristic cities to accidental discoveries and outrageous inventions.
• Programming highlights on SCIENCE include Through the Wormhole with Morgan Freeman, An Idiot Abroad, Wonders of the Universe, How It’s Made, Sci Fi Science, Oddities and Punkin Chunkin.

• Target viewers are adults ages 25-54.

• SCIENCE is simulcast in HD.

Military Channel

•      Military Channel reached approximately 60 million subscribers in the U.S. as of December 31, 2011. Military Channel also reached approximately 1 million subscribers in Canada, according to internal data as of December 31, 2011.

•      Military Channel brings viewers real-world stories of heroism, military strategy, battlefield maneuvers, technological breakthroughs, aviation and turning points in history through the personal stories of servicemen and women.

• Programming highlights on Military Channel include Future Weapons, Showdown: Air Combat, An Officer and a Movie, Greatest Tank Battles and Science of the Elite Soldier.

• Target viewers are men ages 35-64.

Planet Green
• Planet Green reached approximately 58 million subscribers in the U.S. as of December 31, 2011.
• Planet Green targets viewers who like to discover something new, championing the innovators and mavericks who are transforming the way we view the world.
• Programming highlights on Planet Green include series and specials that inform, entertain and inspire viewers.

• Target viewers are adults ages 18-54.

• Planet Green is simulcast in HD.

Discovery Fit & Health
• Rebranded from FitTV as of February 1, 2011, Discovery Fit & Health reached approximately 49 million subscribers in the U.S. as of December 31, 2011.

•      Discovery Fit & Health programming includes forensic mysteries, medical stories, emergency room trauma dramas, baby and pregnancy programming, parenting challenges, and stories of extreme life conditions.

• Programming includes Dr. G: Medical Examiner, I’m Pregnant And…, Untold Stories of the ER, I Didn’t Know I Was Pregnant and Gilad’s Bodies in Motion.

• Target viewers are adults ages 25-54.

Velocity
• Rebranded from HD Theater as of October 4, 2011, Velocity reached approximately 40 million subscribers in the U.S. as of December 31, 2011.

•      Velocity showcases premier high definition real world programming in the automotive, sports and leisure, adventure, lifestyle and travel genres, including live auctions, world rally championships, and historical and biographical series.

• Programming highlights on Velocity include Inside West Coast Customs, Mecum Auto Auctions, Café Racer and Chasing Classic Cars.

• Target viewers are adults ages 25-54, particularly men.

Our U.S. Networks segment owns interests in the following television networks that are operated by equity method investees:

OWN: Oprah Winfrey Network
• OWN: Oprah Winfrey Network (formerly Discovery Health) debuted on January 1, 2011, and reached approximately 77 million subscribers in the U.S. as of December 31, 2011.

• OWN is a multi-platform venture, including the OWN television network and Oprah.com, designed to entertain, inform and inspire people to live their best lives.

• Programming highlights on OWN include Oprah’s Life Class, The Rosie Show, Our America with Lisa Ling, Oprah’s Master Class, Welcome to Sweetie Pie’s and Oprah’s Next Chapter.

• Target viewers are adults 25-54, particularly women.

• OWN is simulcast in HD.

The Hub
• The Hub reached approximately 62 million subscribers in the U.S. as of December 31, 2011.

•      The Hub features original programming, game shows and live-action series and specials focused on children and their families, including content drawn from Hasbro’s portfolio of entertainment and educational properties, content from Discovery’s extensive library of award-winning children’s educational programming, and third-party acquisitions.

• Programming highlights on The Hub include Transformers Prime, R.L. Stine’s The Haunting Hour: The Series, My Little Pony Friendship is Magic, Pound Puppies and Family Game Night.

• Target viewers are children ages 2-11 and families.

• The Hub is simulcast in HD.

3net
• 3net launched on February 13, 2011, and was available to all DIRECTV subscribers in the U.S. with 3D capable television sets as of December 31, 2011.

•      3net, the first fully programmed 24/7 3D television network in the U.S., features an extensive library of 3D content in genres including natural history, documentary, action/adventure, travel, history, kids and family, hyper-reality, lifestyle and cuisine, concerts, movies, and scripted series.

• Programming highlights on 3net include Scary Tales, Indy 500: The Inside Line, China Revealed, Fields of Valor: The Civil War, Cloudy with a Chance of Meatballs and Hubble 3D.

• Target viewers are adults 25-54.

Our Digital Media business consists of our websites and mobile and video-on-demand (“VOD”) services. Our websites include network branded websites such as Discovery.com, TLC.com and AnimalPlanet.com, and other websites such as HowStuffWorks.com, an online source of explanations of how the world actually works; Treehugger.com, a comprehensive source for “green” news, solutions and product information; and Petfinder.com, a leading pet adoption destination. Together, these websites attracted an average of 24 million cumulative unique monthly visitors, according to comScore, Inc. in 2011.

INTERNATIONAL NETWORKS

Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenues primarily from fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and from advertising sold on our television networks and websites. Discovery Channel, Animal Planet and TLC lead the International Networks’ portfolio of television networks, which are distributed in virtually every pay-television market in the world through an infrastructure that includes operational centers in London, Singapore and Miami. International Networks has one of the largest international distribution platforms of networks with one to twelve networks in more than 200 countries and territories around the world. At December 31, 2011, International Networks operated over 150 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities.

Our International Networks segment owns and operates the following television networks which reached the following number of subscribers as of December 31, 2011:

Global Networks	International Subscribers (millions)	Regional Networks	International Subscribers (millions)

Discovery Channel	213	DMAX	47
Animal Planet	166	Discovery Kids	37
TLC, Real Time and Travel & Living	150	Liv	29
Discovery Science	66	Quest	23
Discovery Home & Health	48	Discovery History	13
Turbo	37	Shed	12
Discovery World	27	Discovery en Espanol (U.S.)	5
Investigation Discovery	23	Discovery Famillia (U.S.)	4
HD Services	17

EDUCATION AND OTHER

Our Education and Other segment primarily includes the sale of curriculum-based product and service offerings and postproduction audio services. This segment generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, and to a lesser extent student assessment and publication of hardcopy curriculum-based content. Our education business also participates in corporate partnerships, global brand and content licensing business with leading non-profits, foundations and trade associations. Other businesses primarily include postproduction audio services that are provided to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies, and interactive producers.

CONTENT DEVELOPMENT

Our content development strategy is designed to increase viewership, maintain innovation and quality leadership, and provide value for our network distributors and advertising customers. Substantially all content is sourced from a wide range of third-party producers, which includes some of the world’s leading nonfiction production companies with which we have developed long-standing relationships, as well as independent producers. Our production arrangements fall into three categories: produced, coproduced and licensed. Substantially all produced content includes programming which we engage third parties to develop and produce while we retain editorial control and own most or all of the rights in exchange for paying all development and production costs. Coproduced content refers to program rights acquired that we have collaborated with third parties to finance and develop. Coproduced programs are typically high-cost projects for which neither we nor our coproducers wish to bear the entire cost or productions in which the producer has already taken on an international broadcast partner. Licensed content is comprised of films or series that have been previously produced by third parties.

International Networks maximizes the use of programming from our U.S. Networks. Much of our content tends to be culturally neutral and maintains its relevance for an extended period of time. As a result, a significant amount of our programming translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages. Our programming can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. We also develop local programming that is tailored to individual market preferences, which is typically produced through third-party production companies.

REVENUES

We generate revenues principally from: (i) fees charged to operators who distribute our network content, which primarily include cable and DTH satellite service providers and digital distributors, (ii) advertising sold on our networks, websites and other digital media services, and (iii) other transactions, including curriculum-based products and services, affiliate and advertising sales representation services for third-party networks, content licenses, postproduction audio services, and the licensing of our brands for consumer products. No single customer represented more than 10% of our total consolidated revenues for 2011, 2010 or 2009.

Distribution

Distribution revenue includes fees charged for the right to view Discovery network branded content made available to customers through a variety of distribution platforms and viewing devices. The largest component of distribution revenue is comprised of fees charged to cable, DTH satellite and telecommunication service providers for distribution rights to Discovery’s television networks. Typically, Discovery’s television networks are aired pursuant to multi-year carriage agreements that generally provide for the level of carriage Discovery’s networks will receive, and if applicable, for scheduled graduated annual rate increases. Carriage of Discovery networks depends upon channel placement and package inclusion such as whether on more widely distributed, broader packages or lesser-distributed, specialized packages. Distribution revenue also includes fees charged for bulk content arrangements and other subscription services for episodic content. Distribution revenues are largely dependent on the number of subscribers that receive our networks or content and the quality and quantity of programming that Discovery provides.

As an incentive to obtain long-term distribution agreements for our newer networks, we have made cash payments to distributors to carry the network (“launch incentives”), provide the channel to the distributor for free for a predetermined length of time, or both. We have contracts with distributors representing most cable and satellite service providers around the world, including the largest operators in the U.S. and major international distributors. In the U.S., approximately 90% of distribution revenues come from the top 10 distributors, with whom we have agreements that expire at various times from 2012 through 2020. At the end of 2012, three of these distribution arrangements will expire and we intend to renew these agreements. Outside of the U.S., less than 50% of distribution revenue comes from the top 10 distributors. Distribution fees are typically collected ratably throughout the year.

Advertising

Our advertising revenues consist of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have terms of one year or less.

In the U.S., advertising revenues are a function of the size and demographics of the audience delivered, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular programming, the brand appeal of the network and ratings as determined by third-party research companies such as Nielsen Media Research, as well as overall advertiser demand in the marketplace. We sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by purchasing in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions.

Outside the U.S. advertisers buy advertising time closer to the time when the commercials will be run. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. Advertising revenues outside of the U.S. are dependent upon a number of factors, including the stage of development of pay television markets, the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In developing pay television markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay television. In relatively mature markets, such as Western Europe, the growth dynamic is changing. Increased market penetration and distribution are unlikely to drive rapid growth in those markets. Instead, growth in advertising sales would come from increasing viewership and advertising pricing on our existing pay television networks and launching new services, either in pay television or free television environments.

Revenues from advertising are subject to seasonality, market-based variations, and general economic conditions. Advertising revenue is typically highest in the second and fourth quarters. Revenues can also fluctuate due to the popularity of particular programs and viewership ratings. In some cases, advertising sales are subject to ratings guarantees that require us to provide additional advertising time if the guaranteed audience levels are not achieved.

We also generate revenues from the sale of advertising on our online properties. We sell advertising on our websites both on a stand-alone basis and as part of advertising packages with our television networks.

Other

Revenues for curriculum-based services are recognized ratably over the contract term. Revenues from postproduction audio services are recognized as services are provided.

COMPETITION

Television network programming is a highly competitive business in the U.S. and worldwide. We experience competition in the development and acquisition of content, for the distribution of our programming, for the selling of commercial time on our networks, and for viewers. Our networks compete with studios, television networks, and other forms of media such as DVDs and the internet for the acquisition of programming and creative talent such as writers, producers and directors. Our ability to produce and acquire popular programming is an important competitive factor for the distribution of our networks, attracting viewers and the sale of commercial time. Our success in securing popular programming and creative talent depends on various factors such as the number of competitors providing programming that targets the same genre and audience, the distribution of our networks, viewership, and the production, marketing and advertising support we provide.

Our networks compete with other television networks, including broadcast, cable and local, for the distribution of our programming and fees charged to cable television operators, DTH satellite service providers and other distributors that carry our network programming. Our ability to secure distribution agreements is necessary to ensure the effective distribution of network programming to our audiences. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. At the end of 2012, three of our largest U.S. distribution arrangements will expire and we intend to renew these agreements. Growth in the number of networks distributed, consolidation and other market conditions in the cable and satellite distribution industry, and other platforms may adversely affect our ability to obtain and maintain contractual terms for the distribution of our programming that are as favorable as those currently in place. The ability to secure distribution agreements is dependent upon the production, acquisition and packaging of original programming, viewership, the marketing and advertising support and incentives provided to distributors, and the prices charged for carriage.

Our networks and websites compete for the sale of advertising with other television networks, including broadcast, cable and local networks, online and mobile outlets, radio programming and print media. Our success in selling advertising is a function of the size and demographics of our viewers, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular programming, the brand appeal of the network and ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.

Our networks and websites also compete for their target audiences with all forms of programming and other media provided to viewers, including broadcast, cable and local networks, pay-per-view and VOD services, DVDs, online activities and other forms of news, information and entertainment.

Our education business also competes with other providers of curriculum-based products to schools. Our postproduction audio services business competes with other production and in-house sound companies.

INTELLECTUAL PROPERTY

Our intellectual property assets principally include copyrights in television programming, websites and other content, trademarks in brands, names and logos, domain names and licenses of intellectual property rights of various kinds.

We are fundamentally a content company and the protection of our brands and content is of primary importance. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, unfair competition, trade secret and Internet/domain name statutes and laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Policing unauthorized use of our products and services and related intellectual property is often difficult. We seek to limit unauthorized use of our intellectual property through a combination of approaches. However, the steps taken to prevent the infringement by unauthorized third parties of our intellectual property may not work.

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

REGULATORY MATTERS

Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of local countries and international bodies such as the European Union. Programming networks, such as those owned by us, are regulated by the Federal Communications Commission (“FCC”) in certain respects if they are affiliated with a cable television distributor. Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.

Program Access

The FCC’s program access rules prevent a satellite or cable programming vendor in which a cable operator has an “attributable” ownership interest under FCC rules from entering into exclusive contracts for programming with a distributor and from discriminating among competing multichannel video programming distributors (“MVPDs”), such as cable and satellite operators, in the rates, terms and conditions for the sale or delivery of programming. These rules also permit MVPDs to initiate complaints to the FCC against programming networks if an MVPD claims it is unable to obtain rights to carry the programming network on nondiscriminatory rates, terms or conditions.

“Must-Carry”/Retransmission Consent

The Cable Television Consumer Protection and Competition Act of 1992 (the “Act”) imposed “must-carry” regulations on cable systems, requiring them to carry the signals of most local broadcast television stations in their market. Direct broadcast satellite (“DBS”) systems are also subject to their own must-carry rules. The FCC’s implementation of “must-carry” obligations requires cable operators and DBS providers to give broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our networks by cable operators and DBS providers. The Act also established retransmission consent, which refers to a broadcaster’s right to require consent from MVPDs, such as cable and satellite operators, before distributing its signal to their subscribers. Broadcasters have traditionally used the resulting leverage from demand for their must-have broadcast programming to obtain carriage for their affiliated networks. Increasingly, broadcasters are additionally seeking substantial monetary compensation for granting carriage rights for their must-have broadcast programming. Such increased financial demands on distributors reduce the programming funds available for independent programmers not affiliated with broadcasters, such as us.

Closed Captioning and Advertising Restrictions

Certain of our networks must provide closed-captioning of programming for the hearing impaired, our programming and websites intended primarily for children 12 years of age and under must comply with certain limits on advertising, and commercials embedded in our networks’ programming stream adhere to certain standards for ensuring that those commercials are not transmitted at louder volumes than our program material. In the future, the 21st Century Communications and Video Accessibility Act of 2010 may require us to provide closed captioning on certain video programming that we offer on the Internet.

Obscenity Restrictions

Network distributors are prohibited from transmitting obscene programming, and our affiliation agreements generally require us to refrain from including such programming on our networks.

Regulation of the Internet

We operate several websites which we use to distribute information about our programs and to offer consumers the opportunity to purchase consumer products and services. Internet services are now subject to regulation in the U.S. relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Protection Act and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act. In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to online consumers outside the U.S., the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.

EMPLOYEES

As of December 31, 2011, we had approximately 4,600 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures. There were approximately 250 personnel at our postproduction audio services business subject to collective bargaining agreements. There are no active grievances, strikes or work stoppages and we believe our relations with our union and non-union employees are strong. We do not believe a dispute with employees subject to collective bargaining agreements would have a material adverse effect on our business.

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

The production and distribution of pay television programs and other entertainment content are inherently risky businesses because the revenue we derive and our ability to distribute our content depend primarily on consumer tastes and preferences that often change in unpredictable ways. Our success depends on our ability to consistently create and acquire content and programming that meet the changing preferences of viewers in general, viewers in special interest groups, viewers in specific demographic categories and viewers in various international marketplaces. The commercial success of our programming and other content also depends upon the quality and acceptance of competing programs and other content available in the applicable marketplace at the same time certain of our networks are new or are equity method investees. There is no assurance of audience acceptance of these new brands. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending may also affect the audience for our content. Audience sizes for our media networks are critical factors affecting both the volume and pricing of advertising revenue that we receive, and the extent of distribution and the license fees we receive under agreements with our distributors. Consequently, reduced public acceptance of our entertainment content may decrease our audience share and adversely affect our results of operations.

Changes in consumer behavior resulting from new technologies and distribution platforms may impact the performance of our businesses.

Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as Hulu, Roku, Netflix, Apple TV,

Amazon and Google TV are aggressively working to establish themselves as alternative providers of video services. These services and the growing availability of online content, coupled with an expanding market for connected devices and internet-connected televisions, may impact our traditional distribution methods for our services and content. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.

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

The entertainment and media programming industries in which we operate are highly competitive. We compete with other programming networks for distribution, viewers, and advertising. We also compete for viewers with other forms of media entertainment, such as home video, movies, periodicals and online and mobile activities. In particular, websites and search engines have seen significant advertising growth, a portion of which is derived from traditional cable network and satellite advertisers. In addition, there has been consolidation in the media industry and our competitors include market participants with interests in multiple media businesses which are often vertically integrated. Our online businesses compete for users and advertising in the enormously broad and diverse market of free internet-delivered services. Our commerce business competes against a wide range of competitive retailers selling similar products. Our curriculum-based video business competes with other providers of education products to schools. If our distributors have to pay higher rates to holders of sports broadcasting rights, it might be difficult for us to negotiate higher rates for distribution of our networks. Our ability to compete successfully depends on a number of factors, including our ability to consistently supply high quality and popular content, access our niche viewership with appealing category-specific programming, adapt to new technologies and distribution platforms and achieve widespread distribution. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our business, financial condition or results of operations.

Further consolidation among cable and satellite providers could adversely affect our revenue and profitability.

Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. In the U.S., approximately 90% of our distribution revenues come from the top 10 distributors. We currently have agreements in place with the major U.S. cable and satellite operators which expire at various times beginning in 2012 through 2020. In addition, many of the international countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could further reduce the number of distributors available to carry our programming and increase the negotiating leverage of our distributors which could adversely affect our revenue. Not only could the Company experience a reduction in affiliate revenues, but in advertising revenues, which are also impacted by affiliate subscriber amounts.

The loss of our affiliation agreements, or renewals with less advantageous terms, could cause our revenue to decline.

Because our networks are licensed on a wholesale basis to distributors such as cable and satellite operators which in turn distribute them to consumers, we are dependent upon the maintenance of affiliation agreements with these operators. These affiliation agreements generally provide for the level of carriage our networks will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages) and for payment of a license fee to us based on the number of subscribers that receive our networks. While the number of subscribers associated with our networks impacts our ability to generate advertising revenue, these per-subscriber payments also represent a significant portion of our revenue. Our affiliation agreements generally have a limited term which varies by market and distributor, and there can be no assurance that these affiliation agreements will be renewed in the future, or renewed on terms that are favorable to us. A reduction in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage for our networks, could adversely affect our distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programs thereby adversely affecting our advertising revenue. At the end of 2012, three of these distribution arrangements will expire. Although we intend to renew these agreements, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on our results of operations and financial condition. In addition, our affiliation agreements are complex and individually negotiated. If we were to disagree with one of our counterparties on the interpretation of an affiliation agreement, our relationship with that counterparty could be damaged and our business could be negatively affected.

Some terms of our agreements with distributors could be interpreted in a manner that could adversely affect distribution revenue payable to us under those agreements.

Some of our distribution agreements contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another distributor which contains certain more favorable terms, we must offer some of those terms to our existing distributors. We have entered into a number of distribution agreements with terms that differ in some respects from those contained in other agreements. While we believe that we have appropriately complied with the most favored nation clauses included in our distribution agreements, these agreements are complex and other parties could reach a different conclusion that, if correct, could have an adverse effect on our financial condition or results of operations.

We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

Our success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete any transactions and these transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including:

•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or equity method investee;

•	possible adverse effects on our operating results during the integration process;

•	a high degree of risk involved in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful; and

•	our possible inability to achieve the intended objectives of the transaction.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

New acquisitions, equity method investments and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses or be distributed to shareholders.

The financial performance of our equity method investments may differ from current estimates used and impact the accounting treatment of certain items.

We have equity investments in certain entities and the accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership and whether we have any influence or control over the relevant entity. Under certain accounting standards, any losses experienced by these entities could adversely impact our results of operations and the value of our investment. In addition, if these entities were to fail and cease operations, we may lose the entire value of our investment and the stream of any shared profits. Some of our ventures are newly formed networks, which may require significant funding before achieving profitability.

Our business could be adversely affected by any continuation or worsening of the current economic downturn.

We derive substantial revenues from the sale of advertising on our networks. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. The current economic conditions and any continuation of these adverse conditions may adversely affect the economic prospects of advertisers and could alter current or prospective advertisers’ spending priorities. A decrease in advertising expenditures would have an adverse effect on our business. A decline in economic conditions usually impacts consumer discretionary spending. A reduction in consumer spending may impact pay television subscriptions, particularly to the more expensive digital service tiers, which could lead to a decrease in our distribution fees and may reduce the rates we can charge for advertising.

Substantial leverage and debt service obligations may adversely affect us.

As of December 31, 2011, we had approximately $4.2 billion of consolidated debt, including capital leases. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. In addition, we have the ability to draw down our revolving credit facility in the ordinary course, which would have the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

Restrictive covenants in the loan agreements for our revolving credit facility could adversely affect our business by limiting our flexibility.

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

Our ability to meet our financial obligations and other contractual commitments will depend upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, any dividends and interest we may receive from our investments, availability under any credit facilities that we may obtain in the future and proceeds from any asset sales we may undertake in the future. The ability of our operating subsidiaries, including Discovery Communications, LLC, to pay dividends or to make other payments or advances to us will depend on their individual operating results and any statutory, regulatory or contractual restrictions, including restrictions under our credit facility, to which they may be or may become subject. We are required to accrue and pay U.S. taxes to repatriate certain cash balances held by foreign corporations. However, we intend to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Risks associated with our international operations could harm our financial condition.

Our networks are offered worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. Inherent economic risks of doing business in international markets include, among other things, changes in the economic environment, exchange controls, tariffs and other trade barriers, longer payment cycles, foreign taxation, corruption, and, in some markets, increased risk of political instability. As we continue to expand the provision of our products and services to international markets, these risks and uncertainties may harm our results of operations.

Furthermore, some foreign markets where we and our partners operate may be more adversely affected by current economic conditions than the United States. We also may incur substantial expense as a result of changes in the existing economic or political environment in the regions where we do business, including the imposition of new restrictions. Acts of terrorism or other hostilities, or other future financial, political, economic or other uncertainties, could lead to a reduction in revenue or loss of investment, which could adversely affect our business, financial condition or results of operations.

Fluctuations in foreign exchange rates could have an adverse effect on our results of operations.

We have significant operations in a number of foreign jurisdictions and certain of our operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations in a given period or in specific markets.

Financial market conditions may impede access to or increase the cost of financing our operations and investments.

The ongoing changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A low rating could increase our cost of borrowing or make it more difficult for us to obtain future financing.

Our business is subject to risks of adverse laws and regulations, both domestic and foreign.

Programming services like ours, and the distributors of our services, including cable operators, satellite operators and other MVPDs, are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments, in ways that affect the daily conduct of our video programming business. See the discussion under “Business – Regulatory Matters” above. The U.S. Congress, the FCC and the courts currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our U.S. media properties or modify the terms under which we offer our services and operate. For example, any changes to the laws and regulations that govern the services or signals that are carried by cable television operators or our other distributors may result in less capacity for other programming services, such as our networks, which could adversely affect our revenue.

Similarly, the foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations governing our businesses. Programming businesses are subject to regulation on a country-by-country basis. Changes in regulations imposed by foreign governments could also adversely affect our business, results of operations and ability to expand our operations beyond their current scope.

Piracy of our entertainment content, including digital piracy, may decrease revenue received from our programming and adversely affect our business and profitability.

The success of our business depends in part on our ability to maintain the intellectual property rights to our entertainment content. We are fundamentally a content company and piracy of our brands, DVDs, television networks and other programming, digital content and other intellectual property has the potential to significantly adversely affect us. Piracy is particularly prevalent in many parts of the world that lack copyright and other protections similar to existing law in the U.S. It is also made easier by technological advances allowing the conversion of programming into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies. Unauthorized distribution of copyrighted material over the Internet is a threat to copyright owners’ ability to protect and exploit their property. The proliferation of unauthorized use of our content may have an adverse effect on our business and profitability because it reduces the revenue that we potentially could receive from the legitimate sale and distribution of our content.

Our directors overlap with those of Liberty and certain related persons of Advance/Newhouse, which may lead to conflicting interests.

Our eleven-person board of directors includes two persons who are currently members of the board of directors of Liberty Media Corporation (“Liberty Media”), three persons who are currently members of the board of directors of Liberty Global, Inc. (“Liberty Global”), and two persons who are currently members of the board of directors of Liberty Interactive Corporation (“Liberty Interactive”), all of which include John C. Malone as Chairman of the boards of those companies. In addition, our board of directors includes three designees of Advance/Newhouse, including Robert J. Miron, who was the Chairman of Advance/Newhouse until December 31, 2010, and Steven A. Miron, the Chief Executive Officer of Advance/Newhouse. The Liberty entities and the parent company of Advance/Newhouse own interests in a range of media, communications and entertainment businesses. None of the Liberty entities own any interest in us. Mr. Malone beneficially owns stock of Liberty Media representing approximately 58% of the aggregate voting power of its outstanding stock, owns shares representing approximately 35% of the aggregate voting power of Liberty Global, owns shares representing approximately 32% of the aggregate voting power of Liberty Interactive, and owns shares representing approximately 22% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Mr. Malone controls approximately 30% of our aggregate voting power relating to the election of the eight common stock directors, assuming that the preferred stock awarded by Advance/Newhouse has not been converted into shares of our common stock. Those of our directors who are also directors of the Liberty entities own Liberty Media, Liberty Global or Liberty Interactive stock and stock incentives and own our stock and stock incentives. Advance/Newhouse will elect three directors annually for so long as it owns a specified minimum amount of our Series A convertible preferred stock, and two of its directors are its former Chairman, Robert J. Miron, and its Chief Executive Officer, Steven A. Miron. The Advance/Newhouse Series A convertible preferred stock, which votes with our common stock on all matters other than the election of directors, represents approximately 25% of the voting power of our outstanding shares. The Series A convertible preferred stock also grants Advance/Newhouse consent rights over a range of our corporate actions, including fundamental changes to our business, the issuance of additional capital stock, mergers and business combinations and certain acquisitions and dispositions. These ownership interests and/or business positions could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us, the Liberty entities, and/or Advance/Newhouse. For example, there may be the potential for a conflict of interest when we, on the one hand, or a Liberty entity, and/or Advance/Newhouse, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for the other.

The members of our board of directors have fiduciary duties to our stockholders. Likewise, those persons who serve in similar capacities at Liberty Media, Liberty Global, Liberty Interactive, or Advance/Newhouse have fiduciary duties to those companies. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting both respective companies. Although the terms of any transactions or agreements will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any transactions will be as favorable to us or our subsidiaries as would be the case where the parties are at arms’ length.

Our overlapping directors with Liberty Media and Liberty Interactive may result in the diversion of business opportunities and other potential conflicts.

Both Liberty Media and Liberty Interactive own interests in various U.S. and international programming companies that have subsidiaries that own or operate domestic or foreign programming services that may compete with the programming services we offer. We have no rights in respect of U.S. or international programming opportunities developed by or presented to the subsidiaries of Liberty Media and Liberty Interactive, and the pursuit of these opportunities by such subsidiaries may adversely affect our interests and those of our stockholders. Because we and these Liberty entities have overlapping directors, the pursuit of business opportunities may serve to intensify the conflicts of interest or appearance of conflicts of interest faced by the respective management teams. Our charter provides that none of our directors or officers will be liable to us or any of our subsidiaries for breach of any fiduciary duty by reason of the fact that such individual directs a corporate opportunity to another person or entity (including Liberty Media or Liberty Interactive), for which such individual serves as a director or officer, or does not refer or communicate information regarding such corporate opportunity to us or any of our subsidiaries, unless (x) such opportunity was expressly offered to such individual solely in his or her capacity as a director or officer of us or any of our subsidiaries and (y) such opportunity relates to a line of business in which we or any of our subsidiaries is then directly engaged.

The personal educational media, lifelong learning, and travel and automotive industry investments by John S. Hendricks, a common stock director and our Founder, may conflict with or compete with our business activities.

Our Founder, John S. Hendricks, manages his non-Discovery, personal business investments through Hendricks Investment Holdings LLC (“HIH”), a Delaware limited liability company of which he is the sole owner and member. HIH owns a travel club and travel-related properties including a resort in Gateway, Colorado and has created a learning academy for guests that includes online and advanced media offerings in the area of informal and lifelong learning. Certain video productions and offerings of this academy may compete with our educational media offerings. We and the academy may enter into a business arrangement for the offering of our video products for sale by the academy and/or for the joint-production of new educational media products or coproduction agreements for programming to be aired on our networks, such as the Curiosity series. In addition, from time to time, HIH or its subsidiaries may enter into transactions with us or our subsidiaries. For example, through HIH, Mr. Hendricks owns a number of business interests in the automotive field, some of which are involved in programming offered by us, in particular on our Velocity network. Although the terms of any such transactions or agreements will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries as would be the case where the parties are at arms’ length.

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

•	increasing the number of members of the Board of Directors above 11;

•	making any material amendment to our charter or bylaws;

•	engaging in a merger, consolidation or other business combination with any other entity;

•	appointing or removing our Chairman of the Board or our Chief Executive Officer;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

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

The exercise by Advance/Newhouse of its registration rights may cause our stock price to decline significantly, even if our business is doing well.

Advance/Newhouse has been granted registration rights covering all of the shares of common stock issuable upon conversion of the convertible preferred stock held by Advance/Newhouse. Advance/Newhouse’s preferred stock is currently convertible into shares of our Series A and Series C common stock on a 1-for-1 basis, subject to certain anti-dilution adjustments. The registration rights, which are immediately exercisable, are transferrable with the sale or transfer by Advance/Newhouse of blocks of shares representing 10% or more of the preferred stock it holds. The exercise of the registration rights, and subsequent sale of possibly large amounts of our common stock in the public market, could materially and adversely affect the market price of our common stock.

John C. Malone and Advance/Newhouse each have significant voting power with respect to corporate matters considered by our stockholders.

For corporate matters other than the election of directors, John C. Malone and Advance/Newhouse each beneficially own shares of our stock representing approximately 22% and 25%, respectively, of the aggregate voting power represented by our outstanding stock. With respect to the election of directors, Mr. Malone controls approximately 30% of the aggregate voting power relating to the election of the eight common stock directors (assuming that the convertible preferred stock owned by Advance/Newhouse (the “A/N Preferred Stock”) has not been converted into shares of our common stock). The A/N Preferred Stock carries with it the right to designate the three preferred stock directors to our board (subject to certain conditions), but will not vote with respect to the election of the eight common stock directors. Also, under the terms of the A/N Preferred Stock, Advance/Newhouse has special voting rights as to certain enumerated matters, including material amendments to the restated charter and bylaws, fundamental changes in our business, mergers and other business combinations, certain acquisitions and dispositions and future issuances of capital stock. Although there is no stockholder agreement, voting agreement or any similar arrangement between Mr. Malone and Advance/Newhouse, by virtue of their respective holdings, each of Mr. Malone and Advance/Newhouse likely have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We own and lease 1.6 million square feet of building space for the conduct of our businesses at 49 locations throughout the world. In the U.S. alone, we own and lease approximately 597,000 and 775,000 square feet of building space, respectively, at 19 locations. Principal locations in the U.S. include: (i) our world headquarters located at One Discovery Place, Silver Spring, Maryland, where approximately 543,000 square feet is used for executive offices and general office space by our U.S. Networks, International Networks, and Education and Other segments, (ii) general office space at 850 Third Avenue, New York, New York, where approximately 132,000 square feet is primarily used for sales by our U.S. Networks segment, (iii) general office space and a production and post-production facility located at 8045 Kennett Street, Silver Spring, Maryland, where approximately 149,000 square feet is primarily used by our U.S. Networks segment, (iv) general office space and a production and post-production facility at 1619 Broadway, New York, New York, where approximately 69,000 square feet is used by our Education and Other segment, (v) general office space located at 10100 Santa Monica Boulevard, Los Angeles, California, where approximately 58,000 square feet is primarily used for sales by our U.S. Networks segment, (vi) general office space at 6505 Blue Lagoon Drive, Miami, Florida, where approximately 91,000 square feet is primarily used by our International Networks segment, and (vii) an origination facility at 45580 Terminal Drive, Sterling, Virginia, where approximately 54,000 square feet of space is used to manage the distribution of domestic network television programming by our U.S. Networks segment.

We also lease over 270,000 square feet of building space at 30 locations outside of the U.S., including the U.K., Germany and Singapore.

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

ITEM 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of Discovery Communications, Inc.

Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of February 10, 2012.

Name	Position

John S. Hendricks Born March 29, 1952	Chairman and a common stock director. Mr. Hendricks is our Founder and has served as Chairman of Discovery since September 1982. Mr. Hendricks served as our Chief Executive Officer from September 1982 to June 2004; and our Interim Chief Executive Officer from December 2006 to January 2007.

David M. Zaslav Born January 15, 1960	President, Chief Executive Officer and a common stock director. Mr. Zaslav has served as our President and Chief Executive Officer since January 2007. Mr. Zaslav served as President, Cable & Domestic Television and New Media Distribution of NBC Universal, Inc., a media and entertainment company (“NBC”), from May 2006 to December 2006. Mr. Zaslav served as Executive Vice President of NBC, and President of NBC Cable, a division of NBC, from October 1999 to May 2006. Mr. Zaslav was a director of Tivo Inc. from 2000 to 2010.

Bradley E. Singer Born July 11, 1966	Senior Executive Vice President, Chief Financial Officer. Mr. Singer has served as our Senior Executive Vice President, Chief Financial Officer since July 2008 and served as our Treasurer from February 2009 to September 2011. Mr. Singer served as Chief Financial Officer and Treasurer of American Tower Corporation, a wireless and broadcast communications infrastructure company, from December 2001 to June 2008. Mr. Singer has announced that he will resign from his position effective March 31, 2012.

Name	Position

Mark G. Hollinger Born August 26, 1959	President and Chief Executive Officer of Discovery Networks International. Mr. Hollinger became President and Chief Executive Officer of Discovery Networks International in December 2009. Prior to that, Mr. Hollinger served as our Chief Operating Officer and Senior Executive Vice President, Corporate Operations from January 2008 through December 2009; and as our Senior Executive Vice President, Corporate Operations from January 2003 through December 2009. Mr. Hollinger served as our General Counsel from 1996 to January 2008, and as President of our Global Businesses and Operations from February 2007 to January 2008.

Adria Alpert-Romm Born March 2, 1955	Senior Executive Vice President, Human Resources. Ms. Romm has served as our Senior Executive Vice President of Human Resources since March 2007. Ms. Romm served as Senior Vice President of Human Resources of NBC from 2004 to 2007. Prior to 2004, Ms. Romm served as a Vice President in Human Resources for the NBC TV network and NBC staff functions.

Bruce L. Campbell Born November 26, 1967	Chief Development Officer, General Counsel and Secretary. Mr. Campbell became Chief Development Officer in August 2010 and our General Counsel and Secretary in December 2010. Prior to that, Mr. Campbell served as our President, Digital Media & Corporate Development from March 2007 through August 2010. Mr. Campbell served as Executive Vice President, Business Development of NBC from December 2005 to March 2007, and Senior Vice President, Business Development of NBC from January 2003 to November 2005.

Thomas R. Colan Born July 21, 1955	Executive Vice President, Chief Accounting Officer. Mr. Colan has served as our Executive Vice President, Chief Accounting Officer since March 2008. Mr. Colan served as Senior Vice President – Controller and Treasurer at America Online/Time Warner from September 2001 to March 2008.

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

	Series A Common Stock		Series B Common Stock		Series C Common Stock
	High	Low	High	Low	High	Low
2011
Fourth quarter	$45.14	$35.65	$47.26	$36.48	$41.81	$33.19
Third quarter	$42.77	$34.75	$42.32	$32.05	$39.74	$31.63
Second quarter	$45.81	$39.50	$45.65	$39.37	$40.46	$35.17
First quarter	$44.33	$37.62	$43.83	$38.40	$39.58	$32.81

2010
Fourth quarter	$45.52	$39.62	$44.52	$41.40	$39.71	$34.54
Third quarter	$44.39	$34.70	$44.56	$35.62	$39.14	$30.14
Second quarter	$40.13	$33.48	$40.52	$33.82	$34.58	$28.45
First quarter	$34.36	$27.69	$34.18	$28.14	$30.14	$24.96

As of February 10, 2012, there were approximately 2,104, 115 and 2,211 record holders of our Series A common stock, Series B common stock and Series C common stock, respectively. These amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder.

We have not paid any cash dividends on our Series A common stock, Series B common stock or Series C common stock, and we have no present intention to do so. Payment of cash dividends, if any, will be determined by our Board of Directors in consideration of our earnings, financial condition and other relevant considerations. Our credit facility restricts our ability to declare dividends in certain situations.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended December 31, 2011.

The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
Series C common stock:
October 1, 2011 – October 31, 2011	2,709,000	$37.36	2,709,000	$1,061,422,014
November 1, 2011 – November 30, 2011	2,081,048	$38.96	2,081,048	$980,345,913
December 1, 2011 – December 31, 2011	2,207,809	$37.31	2,207,809	$897,968,833

Total	6,997,857	$37.82	6,997,857	$897,968,833

(1)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(2)

On August 3, 2010, we announced a stock repurchase program, pursuant to which we are authorized to purchase up to $1.0 billion of our common stock. On July 27, 2011, the Company’s Board of Directors authorized the Company to purchase an additional $1.0 billion of its common stock under the stock repurchase program. In total, the Company has been authorized to purchase up to $2.0 billion of its common stock under the repurchase program. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions and other factors. The repurchase program does not have an expiration date. The above repurchases were funded using cash on hand. There were no repurchases of our Series A common stock or Series B common stock during the three months ended December 31, 2011.

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return on our Series A common stock, Series B common stock and Series C common stock as compared with the cumulative total return of the companies listed in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group of companies comprised of CBS Corporation Class B common stock, News Corporation Class A common stock, Scripps Network Interactive, Inc., Time Warner, Inc., Viacom, Inc. Class B common stock and The Walt Disney Company. The graph assumes $100 originally invested on September 18, 2008, the date upon which our common stock began trading, in each of our Series A common stock, Series B common stock and Series C common stock, the S&P 500 Index, and the stock of our peer group companies, including reinvestment of dividends, for the period September 18, 2008 through December 31, 2008 and the years ended December 31, 2009, 2010 and 2011.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
DISCA	$102.53	$222.09	$301.96	$296.67
DISCB	$78.53	$162.82	$225.95	$217.56
DISCK	$83.69	$165.75	$229.31	$235.63
S&P 500	$74.86	$92.42	$104.24	$104.23
Peer Group	$68.79	$100.70	$121.35	$138.19

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans will be set forth in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

ITEM 6. Selected Financial Data.

The table set forth below presents our selected financial information for each of the past five years. The selected statement of operations information for each of the three years ended December 31, 2011 and the selected balance sheet information as of December 31, 2011 and 2010 have been derived from and should be read in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Position,” the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” and other financial information included elsewhere in this Annual Report on Form 10-K. The selected statement of operations information for each of the two years ended December 31, 2008 and 2007 and the selected balance sheet information as of December 31, 2009, 2008 and 2007 have been derived from financial statements not included in the Annual Report on Form 10-K.

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

The selected financial information set forth below reflects our formation as though it was consummated on January 1, 2008. Accordingly, the selected statement of operations information for each of the three years ended December 31, 2011 and the selected balance sheet information as of December 31, 2011, 2010, 2009 and 2008 reflect the consolidated results of operations and financial position of Discovery. The selected statement of operations information for the year ended December 31, 2008 reflects the combined results of operations of DHC and DCH for the period January 1, 2008 through September 17, 2008 and the consolidated results of operations for Discovery for the period September 18, 2008 through December 31, 2008. The selected statement of operations information of the year ended December 31, 2007 and the selected balance sheet information as of December 31, 2007 reflect the consolidated results of operations and financial position of DHC. Prior to our formation, DHC accounted for its investment in DCH using the equity method. Therefore, DHC’s results of operations and cash flows for the period January 1, 2008 through September 17, 2008 have been adjusted to eliminate the portion of DCH’s earnings originally recorded by DHC in its stand-alone financial statements under the equity method. Additionally, DCH’s earnings for the period January 1, 2008 through September 17, 2008 have been adjusted to allocate a portion of its earnings to Advance/Newhouse.

	2011	2010	2009	2008	2007
	(in millions, except per share amounts)
Selected Statement of Operations Information:
Revenues	$4,235	$3,773	$3,458	$3,382	$76
Costs of revenues, excluding depreciation and amortization	1,233	1,073	1,044	1,002	60
Operating income (loss)	1,799	1,360	1,274	1,064	(8)
DHC’s equity in earnings of DCH	—	—	—	—	142
Income from continuing operations, net of taxes	1,134	647	570	404	86
(Loss) income from discontinued operations, net of taxes	(1)	22	(6)	40	(154)
Net income (loss)	1,133	669	564	444	(68)
Net income attributable to noncontrolling interests	(1)	(16)	(15)	(127)	—
Net income (loss) attributable to Discovery Communications, Inc.	1,132	653	549	317	(68)
Stock dividends to preferred interests	—	(1)	(8)	—	—
Net income (loss) available to Discovery Communications, Inc. stockholders	1,132	652	541	317	(68)

Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$2.82	$1.48	$1.29	$0.86	$0.31
Diluted	$2.80	$1.47	$1.29	$0.86	$0.31
(Loss) income per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$—	$0.05	$(0.01)	$0.12	$(0.55)
Diluted	$—	$0.05	$(0.01)	$0.12	$(0.55)
Net income (loss) per share available to Discovery Communications, Inc. stockholders:
Basic	$2.82	$1.53	$1.28	$0.99	$(0.24)
Diluted	$2.80	$1.52	$1.27	$0.98	$(0.24)

Weighted average shares outstanding:
Basic	401	425	423	321	281
Diluted	405	429	425	322	281

Selected Balance Sheet Information:
Cash and cash equivalents	$1,048	$466	$623	$94	$8
DHC’s investment in DCH	—	—	—	—	3,272
Goodwill	6,291	6,434	6,433	6,891	1,782
Total assets	11,913	11,019	10,952	10,481	5,866
Long-term debt:
Current portion	26	20	38	458	—
Long-term portion	4,219	3,598	3,457	3,331	—
Total liabilities	5,394	4,786	4,683	4,875	1,371
Redeemable noncontrolling interests	—	—	49	49	—
Equity attributable to Discovery Communications, Inc.	6,517	6,225	6,197	5,536	4,495
Equity attributable to noncontrolling interests	2	8	23	21	—
Total equity	6,519	6,233	6,220	5,557	4,495

•	Income (loss) per share amounts may not sum since each is calculated independently.

•

Our results of operations for 2011 include a $112 million income tax benefit related to foreign tax credits and a $129 million gain on the disposition of the Discovery Health network as a contribution to OWN upon the launch of the network. As we continue to be involved in the operations of OWN subsequent to its launch, the results of operations of the Discovery Health network have not been presented as discontinued operations. Therefore, our results of operations for 2010, 2009 and 2008 include the gross revenues and expenses of the Discovery Health network. For periods subsequent to January 1, 2011, our results of operations include only our proportionate share of OWN’s net operating results under the equity method of accounting. The Discovery Health network was part of DCH prior to our formation and, therefore, did not impact the 2007 financial information in the above table.

•	Our results of operations for 2010 include a $136 million loss on the extinguishment of debt.

•

On September 1, 2010, we sold our Antenna Audio business for net proceeds of $24 million in cash, which resulted in a $9 million gain, net of taxes. The operating results of Antenna Audio have been reported as discontinued operations for 2011, 2010, 2009 and 2008. Antenna Audio was previously a business of DCH prior to our formation and, therefore, did not impact the 2007 financial information in the above table.

•

On May 22, 2009, we sold a 50% interest in the U.S. Discovery Kids network to Hasbro and formed The Hub. Both parties then contributed their interests in the U.S. Discovery Kids network to a newly formed joint venture. We recognized a pretax gain of $252 million in connection with this transaction. As we continue to be involved in the operations of the joint venture subsequent to its formation, the results of operations of the U.S. Discovery Kids network have not been presented as discontinued operations. Therefore, our results of operations for January 1, 2009 through May 22, 2009 and 2008 include the gross revenues and expenses of the U.S. Discovery Kids network. For periods subsequent to May 22, 2009, our results of operations include only our proportionate share of the U.S. Discovery Kids network net operating results under the equity method of accounting. The U.S. Discovery Kids network was part of DCH prior to our formation and, therefore, did not impact the 2007 financial information in the above table.

•

On September 17, 2008, DHC concluded the spin-off of Ascent Capital Group “ACG” in connection with our formation, which did not result in a gain or loss. The operating results of ACG have been reported as discontinued operations for 2008 and 2007.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising and foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of broadband distribution and production companies; uncertainties inherent in the development of new business lines and business strategies; financial performance of our equity method investees may differ from current estimates used and impact our results of operations; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes applicable to our operations due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors”. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

BUSINESS OVERVIEW

We are a global nonfiction media and entertainment company that provides programming across multiple distribution platforms throughout the world. We distribute customized programming, in over 40 languages, in the U.S. and over 200 other countries and territories. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC and Animal Planet. We also have a diversified portfolio of websites and other digital media services, develop and sell curriculum-based products and services, and provide postproduction audio services.

Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition additional branded channels and businesses that can sustain long-term growth and occupy a desired programming niche with strong consumer appeal. Our strategy is to optimize the distribution, ratings, and profit potential of each of our branded networks. In addition to growing distribution and advertising revenue for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, mobile devices, VOD, broadband channels and on-line streaming, which provide promotional platforms for our television programming and serve as additional outlets for advertising and distribution revenue.

Our media content is designed to target key audience demographics and the popularity of our programming creates a reason for advertisers to purchase commercial time on our channels. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, DTH satellite operators, and other content distributors to deliver our programming to their customers.

We classify our operations in three segments: U.S. Networks, consisting principally of domestic television networks, websites, and other digital media services; International Networks, consisting primarily of international television networks and websites; and Education and Other, consisting principally of curriculum-based product and service offerings and postproduction audio services.

U.S. Networks

U.S. Networks generated net revenues of $2,619 million during 2011, which represented 62% of our total consolidated net revenues. This segment wholly owns and operates nine national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. In addition, this segment holds our interests in OWN, The Hub, and 3net, which are networks operated by equity method investees. We account for our interests in the underlying ventures using the equity method and services provided to them as other revenue.

U.S. Networks generates revenues from fees charged to distributors of our network content, which include cable and DTH satellite service providers and digital distributors, from advertising sold on our television networks and other arrangements. Distribution fees are largely based on the number of subscribers receiving our programming. Distribution revenues are recognized net of incentives we provide to operators in exchange for carrying our networks. Incentives may include launch incentives, providing the channel to the distributor for free for a predetermined length of time, or both. Launch incentives are capitalized as assets upon launch of our network by the operator and are amortized on a straight-line basis as a reduction of revenue over the term of the contract, including free periods. Advertising revenues are dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. Our U.S. Networks segment also generates income to offset expenses associated with providing affiliate and advertising sales representation and network services for equity method investee networks and the licensing of our brands for consumer products. During 2011, distribution, advertising, and other revenues were 45%, 51%, and 4%, respectively, of total net revenues for this segment. The Discovery Channel, TLC and Animal Planet collectively generated 72% of U.S. Networks’ total net revenues.

U.S. Networks’ largest single cost is content expense, including content amortization, content impairments and production costs. U.S. Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which normally results in an accelerated amortization method over the estimated useful lives. Certain networks utilize a straight-line method of amortization over the estimated useful lives of the content.

On January 1, 2011, we contributed the domestic Discovery Health network to OWN. The contribution included affiliate relationships with cable operators and DTH satellite service providers, content licenses, and website user information. The contribution did not impact our ownership interest, voting control, or governance rights related to OWN, but was accompanied by an equitable partner contribution to OWN. We recorded our contribution at fair value, which resulted in a pretax gain of $129 million. The gain resulted in $27 million of tax expense. Following the contribution, we no longer consolidate the domestic Discovery Health network. Additional information is discussed in Note 4 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

International Networks

International Networks generated net revenues of $1,455 million during 2011, which represented 34% of our total consolidated net revenues. International Networks consists of national and pan-regional television networks and a portfolio of websites. The Discovery Channel, Animal Planet and TLC lead the International Networks’ portfolio of television networks, which are distributed in virtually every pay-television market in the world through an infrastructure that includes operational centers in London, Singapore, and Miami. Of U.S. television companies, our International Networks segment has one of the largest international distribution platforms of television networks with one to twelve networks in more than 200 countries and territories. International Networks also has free to air networks in the U.K., Germany, Italy and Spain. At December 31, 2011, International Networks operated over 150 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities.

The International Networks segment continues to pursue international expansion in select areas. For example, in 2010, we began the international rollout of TLC as a female-targeted global flagship and have launched TLC or a similarly branded network which uses TLC content in over 150 countries and territories. During 2011, the Company acquired a factual entertainment production company in the U.K. and a cable channel in Latin America to further improve the global strength of TLC.

On November 12, 2010, we acquired the remaining 50% interest in substantially all of the international Animal Planet and Liv (formerly People + Arts) networks from the BBC, increasing our ownership of these networks to 100%. Previously, these networks were operated as 50-50 ventures between us and the BBC. We determined that we were the primary beneficiary of the ventures, and therefore, consolidated them prior to the acquisition. With this acquisition, we wholly own and operate most of our international television networks, except for channels in Japan and Canada, which are operated by equity method investees that have strategically important local investment partners. On February 17, 2010, we acquired all interests in an uplink facility in the U.K., including its employees and operations, for a payment of $35 million. The uplink facility has been included in the International Networks segment operating results since the date of acquisition.

On September 1, 2010, we sold Antenna Audio Limited, which was a component of our International Networks segment, which is reported as discontinued operations for all periods presented.

Similar to our U.S. Networks segment, the primary sources of revenues for International Networks are fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and from advertising sold on our television networks. Distribution fees are based on the number of subscribers receiving our programming and are recognized net of launch incentives. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. Advertising revenues are dependent upon a number of factors including the stage of development of pay television markets, number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In developing pay television markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay television. In relatively mature markets, such as Western Europe, increased market penetration and distribution are unlikely to drive rapid growth in those markets. Instead, growth in advertising sales will come from increasing viewership and advertising pricing on our existing pay television networks and launching new services, either in pay television or free television environments. During 2011, distribution, advertising, and other revenues were 61%, 35%, and 4%, respectively, of total net revenues for this segment.

International Networks’ largest cost is content expense. International Networks executes a localization strategy by offering programming from U.S. Networks, customized content, and localized schedules via our distribution feeds. While our International Networks segment maximizes the use of programming from our U.S. Networks segment, we also develop local programming that is tailored to individual market preferences. International Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives.

Effective January 1, 2011, we realigned our International Networks reporting structure into the following four regions: Western Europe, which includes the U.K. and western European countries; Central and Eastern Europe, the Middle East, and Africa (“CEEMEA”); Latin America; and Asia-Pacific. Previously, International Networks’ regional operations reported into the following four regions: the U.K.; Europe (excluding the U.K.), the Middle East, and Africa (“EMEA”); Asia-Pacific; and Latin America. This realignment did not impact our consolidated financial statements other than to change the regions in which we describe our operating results for the International Networks segment.

Education and Other

Education and Other generated net revenues of $162 million during 2011, which represented 4% of our total consolidated net revenues. Our Education and Other segment is primarily comprised of curriculum-based product and service offerings and postproduction audio services. Our education business generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, student assessment tools, publication of hardcopy curriculum-based content, corporate partnerships, and global brand and content licensing. Other businesses primarily include postproduction audio services that are provided to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies, and interactive producers.

RESULTS OF OPERATIONS – 2011 vs. 2010

Items Impacting Comparability

Following the contribution of the domestic Discovery Health network to OWN on January 1, 2011, we no longer consolidate the network. The comparability of our results of operations between 2011 and 2010 has been impacted by the deconsolidation. Accordingly, to assist the reader in better understanding the changes in our results of operations, the following table presents the results of operations of the Discovery Health network for 2010 (in millions).

Year Ended
December 31, 2010
Revenues:
Distribution	$15
Advertising	62
Other	1

Total revenues	78

Costs of revenues	32
Selling, general and administrative	13
Restructuring and impairment charges	1

Total operating expenses	46

Operating income	$32

Reclassifications

We expanded the types of revenue included in distribution revenue in our consolidated statements of operations during 2011 and reclassified related prior year amounts. Distribution revenues include fees charged for the right to view Discovery network branded content made available to customers through a variety of distribution platforms and viewing devices. The largest component of distribution revenue continues to be fees charged to cable, DTH satellite and telecommunications service providers for distribution rights to Discovery’s television networks. Distribution revenue also includes fees charged for certain licensing arrangements, including those for digital streaming of library content, which totaled $109 million in 2011. These fees, which totaled $25 million in 2010, were previously classified as other revenue and have been reclassified to distribution revenue to conform to the current presentation.

Consolidated Results of Operations – 2011 vs. 2010

Our consolidated results of operations for 2011 and 2010 were as follows (in millions).

	Year Ended December 31,
	2011	2010	% Change
Revenues:
Distribution	$2,070	$1,832	13%
Advertising	1,852	1,645	13%
Other	313	296	6%

Total revenues	4,235	3,773	12%

Costs of revenues, excluding depreciation and amortization	1,233	1,073	15%
Selling, general and administrative	1,183	1,185	—%
Depreciation and amortization	119	130	(8)%
Restructuring and impairment charges	30	25	20%
Gains on dispositions	(129)	—	NM

Total costs and expenses	2,436	2,413	1%

Operating income	1,799	1,360	32%

Interest expense, net	(208)	(203)	2%
Loss on extinguishment of debt	—	(136)	(100)%
Other expense, net	(32)	(86)	(63)%

Income from continuing operations before income taxes	1,559	935	67%
Provision for income taxes	(425)	(288)	48%

Income from continuing operations, net of taxes	1,134	647	75%
(Loss) income from discontinued operations, net of taxes	(1)	22	NM

Net income	1,133	669	69%
Net income attributable to noncontrolling interests	(1)	(16)	(94)%

Net income attributable to Discovery Communications, Inc.	1,132	653	73%
Stock dividends to preferred interests	—	(1)	(100)%

Net income available to Discovery Communications, Inc. stockholders	$1,132	$652	74%

NM = not meaningful.

Revenues

Distribution revenues increased $238 million. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, distribution revenues increased 12%, or $226 million. During 2011, we extended and expanded an agreement to license selected library titles. As a result of titles delivered under this and similar agreements, license revenue increased $84 million. The remaining distribution revenue increase was attributable to contractual rate increases and growth of pay television services and subscribers.

Advertising revenues increased $207 million. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, advertising revenues increased 16%, or $253 million. Increases were primarily due to worldwide increases in pricing, higher sellouts at U.S. Networks, and international expansion and rebranding of networks. Advertising revenues also benefited from $13 million in non-recurring revenue items at our U.S. Networks operating segment.

Other revenues increased $17 million, due to $33 million for the growth in services provided to our unconsolidated equity method investees. Increases also came from our education business. These increases were partially offset by no longer providing services to The Travel Channel. Changes in foreign currency exchange rates and the effect of no longer consolidating the Discovery Health network did not significantly impact other revenues.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs, and sales commissions, increased $160 million. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, costs of revenues increased 17%, or $181 million. The increase in costs of revenues was principally related to higher content expense of $155 million, which primarily reflects our continued investment in content, the international expansion of TLC, $26 million for content impairments and accelerated content amortization, and $11 million for charges associated with the licensing of selected library titles. Costs of revenues also increased due to higher distribution costs and sales commissions.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs, occupancy, and back office support fees, decreased $2 million. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, selling, general and administrative expenses decreased 2%, or $19 million. The decrease in selling, general and administrative expenses was primarily due to decreases of $83 million for stock-based compensation. Stock-based compensation expense decreased $100 million due to a decline in outstanding unit awards and stock appreciation rights (“SARs”), which are cash-settled awards, partially offset by an increase in expense of $17 million for stock options, performance based restricted stock units (“PRSUs”) and service based restricted stock units (“RSUs”). The decreases in stock-based compensations expense were partially offset by higher employee compensation costs, increases in headcount, increased costs related to the international expansion of TLC, greater presence in CEEMEA, and increased research costs related to obtaining ratings services for additional networks.

Depreciation and Amortization

Depreciation and amortization expense, which includes depreciation of fixed assets and amortization of finite-lived intangible assets, decreased $11 million. Excluding the impact of foreign currency fluctuations, depreciation and amortization expense decreased 16%, or $23 million, due to lower asset balances as a result of property, equipment and intangible assets becoming fully depreciated in prior periods.

Restructuring and Impairment Charges

In 2011, we recorded $30 million of restructuring and impairment charges, which was comprised of $10 million of exit and restructuring charges and a $20 million goodwill impairment charge. Exit and restructuring charges for 2011 primarily related to various employee terminations and organizational changes. The goodwill impairment charge was due to lower than expected operating performance at our commerce business, which is a component of our U.S. Networks segment.

During 2010, we recorded $25 million of restructuring and impairment charges, which was comprised of $14 million of exit and restructuring charges and an $11 million goodwill impairment charge. Exit and restructuring charges for 2010 related to the realignment of our reporting regions at our International Networks segment, cost reduction initiatives in the U.S., and the contribution of the Discovery Health network to OWN. The charges primarily consisted of severance costs associated with the elimination of certain positions and contract termination expenses. The goodwill impairment charge was due to lower than expected operating performance at our postproduction audio business, which is a component of our Education and Other segment.

Gains on Dispositions

In connection with the contribution of the Discovery Health network to OWN on January 1, 2011, we recorded a pretax gain of $129 million, which represents the fair value of the investment retained less the book basis of contributed assets.

Interest Expense, Net

Interest expense, net, was relatively flat in 2011 compared to the prior year, due to an increase in the amount of outstanding debt offset by a decrease in interest expense related to realized losses on interest rate swaps recorded during the prior year. During 2010, most of our interest rate swaps either matured or were settled prior to maturity as a result of refinancing most of our debt in June 2010.

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

Other Expense, Net

Other expense, net consisted of the following (in millions).

	Year Ended December 31,
	2011	2010
Unrealized gains on derivative instruments, net	$2	$13
Realized losses on derivative instruments, net	(3)	(42)
Loss from equity investees, net	(35)	(57)
Other, net	4	—

Total other expense, net	$(32)	$(86)

The decrease in realized losses on derivative instruments is a result of reducing the derivatives held by us as part of the issuance of senior notes on June 30, 2010. The decrease in losses from equity method investments was primarily attributable to changes associated with our investment in OWN. While we recognized 100% of OWN’s losses prior to OWN’s launch on January 1, 2011, we have recognized 50% of OWN’s losses subsequent to the launch. During 2012, the Company expects operating losses at OWN to exceed the balance of equity contributions recorded by OWN. Once the equity balance of OWN is depleted, Discovery expects to continue to fund OWN and will record 100% of any future operating losses of OWN in loss from equity investees, net. Future net income generated by OWN will initially be allocated 100% to us until previously recognized losses in excess of our ownership percentage have been recouped.

Provision for Income Taxes

For 2011 and 2010, our provisions for income taxes were $425 million and $288 million and the effective tax rates were 27% and 31%, respectively.

Discovery’s effective tax rate for 2011 differed from the federal statutory rate of 35% principally because our legal entity reorganization resulted in the recognition of $112 million net benefit for foreign tax credits as discussed below and production activity deductions, which were partially offset by state income taxes. The Company was not required to record a deferred tax liability of $21 million with respect to the portion of the outside basis in the OWN venture attributable to the nondeductible goodwill contributed to OWN.

In November 2011, the Company reorganized certain of its international operations to better align its functions and establish a regional ownership structure. The regional holding companies are foreign corporations whose earnings will not be taxed in the U.S. until the earnings are repatriated back to the U.S. The Company will not record a provision for deferred U.S. tax expense that could result from the remittance of such undistributed earnings since the Company intends to reinvest the earnings outside the U.S. indefinitely. As a result of the international reorganization, the Company has entered into intercompany license and royalty agreements with certain of its controlled foreign corporations to allow the foreign corporations to use intangible property owned by the parent company. The license fees will result in incremental U.S. tax expense which will be recognized over the four-year estimated useful life of the intangible property. This incremental tax expense will be partially mitigated by the Company’s ability to utilize foreign tax credits for taxes which were deducted in prior years. As a result, the Company recognized an income tax benefit of $112 million in the fourth quarter of 2011 related to the foreign tax credits, which were previously not considered realizable. Due to the lower statutory and negotiated tax rates in the foreign corporations’ jurisdictions, the Company expects a favorable impact on the effective tax rate in the future under the new operating structure.

Our effective tax rate for 2010 differed from the federal statutory rate of 35% due primarily to the reversal of a $28 million foreign tax reserve as a result of a foreign tax authority completing its tax audit and providing us notification that certain tax years will not be adjusted and production activity deductions, which were partially offset by state taxes.

(Loss) Income from Discontinued Operations, Net of Taxes

Loss from discontinued operations in 2011 relates to activities connected with businesses classified as discontinued operations in previous years. Income from discontinued operations in 2010 relates to the sale of our Antenna Audio business and the elimination of an obligation to ACG an entity spun off in 2008.

Net Income Attributable to Noncontrolling Interests

The $15 million decrease in net income attributable to noncontrolling interests was due to the acquisition of the BBC’s interests in the international Animal Planet and Liv networks on November 12, 2010. Following the acquisition, we no longer allocate net operating results to noncontrolling interests of these networks.

Segment Results of Operations – 2011 vs. 2010

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

Additionally, certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon decisions made directly by segment executives. Additional financial information for our segments and geographical areas in which we do business is discussed in Note 21 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Total consolidated Adjusted OIBDA was calculated as follows (in millions).

	Year Ended December 31,
	2011	2010	% Change
Revenues:
U.S. Networks	$2,619	$2,363	11%
International Networks	1,455	1,251	16%
Education and Other	162	153	6%
Corporate and inter-segment eliminations	(1)	6	NM

Total revenues	4,235	3,773	12%

Costs of revenues, excluding depreciation and amortization(1)	(1,233)	(1,073)	15%
Selling, general and administrative(1)	(1,140)	(1,043)	9%
Add: Amortization of deferred launch incentives(2)	52	42	24%

Adjusted OIBDA	$1,914	$1,699	13%

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

	Year Ended December 31,
	2011	2010	% Change
Adjusted OIBDA:
U.S. Networks	$1,495	$1,365	10%
International Networks	645	545	18%
Education and Other	23	15	53%
Corporate and inter-segment eliminations	(249)	(226)	10%

Total Adjusted OIBDA	1,914	1,699	13%

Amortization of deferred launch incentives	(52)	(42)	24%
Mark-to-market stock-based compensation	(43)	(142)	(70)%
Depreciation and amortization	(119)	(130)	(8)%
Restructuring and impairment charges	(30)	(25)	20%
Gains on dispositions	129	—	NM

Operating income	$1,799	$1,360	32%

NM – not meaningful.

U.S. Networks

The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions). While the table below discloses reported amounts, the discussion of segment results that follows compares the current year operating results to the prior year’s excluding the impact of the Discovery Health network.

	Year Ended December 31,
	2011	2010	% Change
Revenues:
Distribution	$1,180	$1,054	12%
Advertising	1,337	1,222	9%
Other	102	87	17%

Total revenues	2,619	2,363	11%

Costs of revenues, excluding depreciation and amortization	(689)	(573)	20%
Selling, general and administrative	(445)	(432)	3%
Add: Amortization of deferred launch incentives	10	7	43%

Adjusted OIBDA	1,495	1,365	10%

Amortization of deferred launch incentives	(10)	(7)	43%
Depreciation and amortization	(15)	(21)	(29)%
Restructuring and impairment charges	(24)	(3)	NM
Gains on dispositions	129	—	NM

Operating income	$1,575	$1,334	18%

NM – not meaningful.

Revenues

Distribution revenues increased $141 million, excluding the impact of the Discovery Health network, primarily due to the extension and expansion of an agreement to license selected library titles. As a result of titles delivered under this and similar agreements, license revenue increased $81 million. The remaining distribution revenue increase was attributable to annual contractual rate increases, and increases in paying subscribers, principally for our fully distributed networks carried on the digital tier.

Advertising revenues increased $177 million, excluding the impact of Discovery Health network, which was driven by increased pricing in the upfront and scatter markets, and higher sellouts. Advertising revenues also benefited from $13 million in non-recurring revenue items.

Other revenues increased $16 million, excluding the impact of the Discovery Health network, due to $32 million for the growth in revenues from services provided to our unconsolidated equity method investees. These increases were partially offset by no longer providing services to The Travel Channel.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, increased $148 million, excluding the impact of the Discovery Health network. The increase in costs of revenues was principally related to higher content expense, which primarily reflects our continued investment in content, as well as increases of $11 million for an accelerated charge associated with the licensing of selected library titles and $24 million for content impairments and accelerated content amortization.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs and occupancy and back office support fees, increased $26 million, excluding the impact of the Discovery Health network. Increased selling, general and administrative expenses were attributable to higher research expenses from the newly rated networks and other costs, which were partially offset by lower marketing expenses.

Adjusted OIBDA

Adjusted OIBDA increased $163 million, excluding the impact of the Discovery Health network, primarily due to increased distribution revenues largely generated from licensing of selected library titles, contractual rate increases with our affiliates, and higher advertising sales, partially offset by higher content expense and selling, general and administrative expenses.

International Networks

The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2011	2010	% Change
Revenues:
Distribution	$890	$778	14%
Advertising	514	422	22%
Other	51	51	—%

Total revenues	1,455	1,251	16%

Costs of revenues, excluding depreciation and amortization	(455)	(405)	12%
Selling, general and administrative	(397)	(336)	18%
Add: Amortization of deferred launch incentives	42	35	20%

Adjusted OIBDA	645	545	18%

Amortization of deferred launch incentives	(42)	(35)	20%
Depreciation and amortization	(43)	(39)	10%
Restructuring and impairment charges	(3)	(9)	(67)%

Operating income	$557	$462	21%

NM – not meaningful.

Revenues

Distribution revenues increased $112 million. Excluding the impact of foreign currency fluctuations, distribution revenues increased 11%, or $85 million, which is attributable to continued growth of pay television services and subscribers across all regions.

Advertising revenues increased $92 million. Excluding the impact of foreign currency fluctuations, advertising revenues increased by 18%, or $76 million, due to improved pricing across all regions as well as from increased viewership at new and rebranded networks which use TLC content.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs, and sales commissions, increased $50 million. Excluding the impact of foreign currency fluctuations, cost of revenues increased 10%, or $39 million, due to increased content expense of $27 million for the international rollout of TLC and higher sales commissions across most regions.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs and occupancy and back office support fees, increased $61 million. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 9%, or $31 million, attributable to a greater presence in CEEMEA, the international rollout of TLC, and other expenses in Latin America. The variance in foreign currency largely results from working capital revaluations for European and Asian entities.

Adjusted OIBDA

Adjusted OIBDA increased $100 million, primarily due to the growth of television services and subscribers across all regions driving higher distribution and advertising revenues as well as higher costs of revenues and selling, general, and administrative expenses. Changes in foreign currency exchange rates did not significantly impact Adjusted OIBDA.

Education and Other

The following table presents, for our Education and Other segment, revenues by type, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating (loss) income (in millions).

	Year Ended December 31,
	2011	2010	% Change
Revenues:
Advertising	$1	$1	—%
Other	161	152	6%

Total revenues	162	153	6%

Costs of revenues, excluding depreciation and amortization	(87)	(91)	(4)%
Selling, general and administrative	(52)	(47)	11%

Adjusted OIBDA	23	15	53%

Depreciation and amortization	(5)	(6)	(17)%
Restructuring and impairment charges	—	(11)	(100)%

Operating (loss) income	$18	$(2)	NM

NM – not meaningful.

Revenues

Other revenues increased $9 million, primarily due to continued growth in subscriptions for access to an online streaming service that includes a suite of curriculum-based tools, growth in corporate partnerships, and assessment services for our educational business.

Costs of Revenues

Costs of revenues, which consist principally of content expense, royalty payments, distribution costs and sales commissions, were consistent between 2011 and 2010.

Selling, General and Administrative

Selling, general and administrative expenses, which are principally comprised of employee costs, occupancy expenses, back office support fees, and marketing costs, increased $5 million due to higher employee expenses for additional headcount.

Adjusted OIBDA

Adjusted OIBDA increased $8 million, primarily due to continued growth in online streaming services, partially offset by increased employee expenses.

Corporate and Inter-segment Eliminations

The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,
	2011	2010	% Change
Revenues:
Other	$(1)	$6	NM

Total revenues	(1)	6	NM

Costs of revenues, excluding depreciation and amortization	(2)	(4)	(50)%
Selling, general and administrative	(246)	(228)	8%

Adjusted OIBDA	(249)	(226)	10%

Mark-to-market stock-based compensation	(43)	(142)	(70)%
Depreciation and amortization	(56)	(64)	(13)%
Restructuring and impairment charges	(3)	(2)	50%

Operating loss	$(351)	$(434)	(19)%

NM – not meaningful.

Corporate operations primarily consist of executive management, administrative support services, substantially all of our stock-based compensation, and a consolidated joint venture. Consistent with our segment reporting, corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives.

Selling, general and administrative expenses increased $18 million due to higher stock-based compensation expense for equity-settled awards such as stock options, PRSUs, and RSUs that received fixed accounting.

RESULTS OF OPERATIONS – 2010 vs. 2009

Reclassifications

We expanded the types of revenue included in distribution revenue in our consolidated statements of operations during 2011 and reclassified related prior year amounts. Distribution revenues include fees charged for the right to view Discovery network branded content made available to customers through a variety of distribution platforms and viewing devices. The largest component of distribution revenue continues to be fees charged to cable, DTH satellite and telecommunications service providers for distribution rights to Discovery’s television networks. Distribution revenue also includes fees charged for certain licensing arrangements, including those for digital streaming of library content. These fees, which totaled $25 million and $21 million in 2010 and 2009, respectively, were previously classified as other revenue and have been reclassified to distribution revenue to conform to the current presentation.

Consolidated Results of Operations – 2010 vs. 2009

Our consolidated results of operation for 2010 and 2009 were as follows (in millions).

	Year Ended December 31,
	2010	2009	% Change
Revenues:
Distribution	$1,832	$1,719	7%
Advertising	1,645	1,427	15%
Other	296	312	(5)%

Total revenues	3,773	3,458	9%

Costs of revenues, excluding depreciation and amortization	1,073	1,044	3%
Selling, general and administrative	1,185	1,188	—%
Depreciation and amortization	130	152	(14)%
Restructuring and impairment charges	25	52	(52)%
Gains on dispositions	—	(252)	(100)%

Total costs and expenses	2,413	2,184	10%

Operating income	1,360	1,274	7%

Interest expense, net	(203)	(248)	(18)%
Loss on extinguishment of debt	(136)	—	NM
Other (expense) income, net	(86)	13	NM

Income from continuing operations before income taxes	935	1,039	(10)%
Provision for income taxes	(288)	(469)	(39)%

Income from continuing operations, net of taxes	647	570	14%
Income (loss) from discontinued operations, net of taxes	22	(6)	NM

Net income	669	564	19%
Less net income attributable to noncontrolling interests	(16)	(15)	7%

Net income attributable to Discovery Communications, Inc.	653	549	19%
Stock dividends to preferred interests	(1)	(8)	(88)%

Net income available to Discovery Communications, Inc. stockholders	$652	$541	21%

NM – not meaningful.

Revenues

Distribution revenues increased $113 million, which was driven by contractual rate increases, subscriber growth and reduced amortization of deferred launch incentives. These increases were partially offset by an $18 million decline for the effect of deconsolidating the U.S. Discovery Kids network in May 2009 and changes in our channel mix in EMEA. Changes in foreign currency exchange rates did not significantly impact distribution revenues.

Advertising revenues increased $218 million, which was attributable to increased pricing, higher inventory utilization, and greater audience delivery. These increases were partially offset by the absence of a $6 million settlement of a prior contract dispute in 2009. Changes in foreign currency exchange rates did not significantly impact advertising revenues.

Other revenues decreased $16 million as a result of an affiliate and advertising sales representation agreement ending in May 2010, transitioning our commerce business model in early 2009, and lower DVD sales at a consolidated joint venture. These decreases were partially offset by an increase in the number of subscriptions to our online curriculum-based education tools. Other revenues were not significantly impacted by changes in foreign currency exchange rates.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs and sales commissions, increased $29 million. The increase in costs of revenues was due to higher content expense, sales commissions, and license fees for music rights. Content expense increased $8 million, reflecting our continued investment in programming. Sales commissions increased $17 million due to improved advertising sales. The increase in license fees for music rights was due to the absence of a $6 million reversal of liabilities recorded in 2009 as a result of changes in estimates for amounts accrued in prior periods. These increases were partially offset by a $7 million decrease for the effect of deconsolidating the U.S. Discovery Kids network in May 2009, an $11 million decline due to the transition of our commerce business model in early 2009, and lower costs related to DVD sales. Cost revenues were not significantly impacted by changes in foreign currency rates.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs and occupancy and back office support fees, decreased $3 million. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 1%. The increase was attributable to higher marketing and personnel costs due to increased promotion of our programs, expanded distribution of our international networks, and growth in our education business, partially offset by a decline in stock-based compensation. Stock-based compensation decreased $46 million driven by a decline in the number of outstanding cash-settled awards, which was partially offset by an increase in the fair value of outstanding awards and an increase in the number of stock-settled awards.

Depreciation and Amortization

Depreciation and amortization expense, which includes depreciation of fixed assets and amortization of finite-lived intangible assets, decreased $22 million. The decrease was due primarily to lower property and equipment and finite-lived intangible asset balances, which were attributable to certain assets becoming fully amortized and impairment charges recorded in prior periods.

Restructuring and Impairment Charges

In 2010, we recorded $25 million of restructuring and impairment charges, which were comprised of $14 million of exit and restructuring charges and an $11 million goodwill impairment charge. Exit and restructuring charges for 2010 related to the realignment of our reporting regions at our International Networks segment, cost reduction initiatives in the U.S., and the contribution of the Discovery Health network to OWN. The charges primarily consisted of severance costs associated with the elimination of certain positions and contract termination expenses. The goodwill impairment charge was due to lower than expected operating performance at our postproduction audio business, which is a component of our Education and Other segment.

During 2009, we recorded $52 million of restructuring and impairment charges, which consisted of $26 million related to exit and restructuring charges and $26 million of goodwill impairment charges. The exit and restructuring charges incurred during 2009 related to realignments of portions of our operations to better align our organizational structure with our strategic priorities, the transition of our commerce business to a licensing model, and cost reduction initiatives. The realignment reflected changes to our organizational structure in an effort to centralize certain functions that were previously performed by various departments. The charges primarily consisted of severance costs associated with the elimination of certain positions and contract termination expenses. The impairment charges related to certain intangible assets and software at our U.S. Networks and International Networks segments.

Gains on Dispositions

In connection with deconsolidating the U.S. Discovery Kids network in May 2009, we recorded a pretax gain of $252 million. The gain comprised $125 million for the 50% interest sold to the joint venture partner and $127 million as a result of “stepping up” our basis for the 50% interest retained in the joint venture.

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

Our effective tax rate for 2010 differed from the federal statutory rate of 35% due primarily to the reversal of a $28 million foreign tax reserve, as a result of a foreign tax authority completing its tax audit and providing us notification that certain tax years will not be adjusted and production activity deductions, which were partially offset by state taxes.

Our effective tax rate for 2009 differed from the federal statutory rate of 35% due primarily to a permanent difference on the $252 million gain from deconsolidating the U.S. Discovery Kids network in May 2009 and state income taxes, which were partially offset by deductions for domestic production activities and the release of a valuation allowance of $12 million.

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

Segment Results of Operations – 2010 vs. 2009

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

Additionally, certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon decisions made directly by segment executives. Additional financial information for our segments and geographical areas in which we do business is discussed in Note 21 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Total consolidated Adjusted OIBDA was calculated as follows (in millions).

	Year Ended December 31,
	2010	2009	% Change
Revenues:
U.S. Networks	$2,363	$2,170	9%
International Networks	1,251	1,131	11%
Education and Other	153	148	3%
Corporate and inter-segment eliminations	6	9	(33)%

Total revenues	3,773	3,458	9%

Costs of revenues, excluding depreciation and amortization(1)	(1,073)	(1,044)	3%
Selling, general and administrative(1)	(1,043)	(983)	6%
Add: Amortization of deferred launch incentives(2)	42	55	(24)%

Adjusted OIBDA	$1,699	$1,486	14%

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

	Year Ended December 31,
	2010	2009	% Change
Adjusted OIBDA:
U.S. Networks	$1,365	$1,229	11%
International Networks	545	445	22%
Education and Other	15	16	(6)%
Corporate and inter-segment eliminations	(226)	(204)	11%

Total Adjusted OIBDA	1,699	1,486	14%

Amortization of deferred launch incentives	(42)	(55)	(24)%
Mark-to-market stock-based compensation	(142)	(205)	(31)%
Depreciation and amortization	(130)	(152)	(14)%
Restructuring and impairment charges	(25)	(52)	(52)%
Gains on dispositions	—	252	(100)%

Operating income	$1,360	$1,274	7%

U.S. Networks

The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2010	2009	% Change
Revenues:
Distribution	$1,054	$985	7%
Advertising	1,222	1,082	13%
Other	87	103	(16)%

Total revenues	2,363	2,170	9%

Costs of revenues, excluding depreciation and amortization	(573)	(544)	5%
Selling, general and administrative	(432)	(418)	3%
Add: Amortization of deferred launch incentives	7	21	(67)%

Adjusted OIBDA	1,365	1,229	11%

Amortization of deferred launch incentives	(7)	(21)	(67)%
Mark-to-market stock-based compensation	—	(1)	(100)%
Depreciation and amortization	(21)	(30)	(30)%
Restructuring and impairment charges	(3)	(31)	(90)%
Gains on dispositions	—	252	(100)%

Operating income	$1,334	$1,398	(5)%

Revenues

Distribution revenues increased $69 million, primarily due to annual contractual rate increases for fees charged to operators who distribute our networks, an increase in paying subscribers, principally for networks carried on the digital tier, and decreased amortization of deferred launch incentives. These increases were partially offset by an $18 million decrease for the effect of deconsolidating the U.S. Discovery Kids network in May 2009.

Advertising revenues increased $140 million, which was driven by increased pricing in the upfront and scatter markets, higher sellouts, and greater audience delivery, reflecting the improved advertising market.

Other revenues decreased $16 million, which was attributable to lower affiliate and advertising sales representation services for third-party networks and commerce sales. The decrease in affiliate and advertising sales representation services was the result of an agreement ending in May 2010. The decline in commerce sales was due to the transition of our commerce business model in early 2009.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, sales commissions, and distribution costs, increased $29 million. The increase in costs of revenues was driven by higher content expense and sales commissions. Content expense increased $26 million due to continued investments in our programming. Sales commissions were $7 million higher due to improved advertising sales. These increases were partially offset by a $7 million decrease for the effect of deconsolidating the U.S. Discovery Kids network in May 2009 and an $11 million decline due to the transition of our commerce business model in early 2009.

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

Adjusted OIBDA

Adjusted OIBDA increased $136 million, primarily due to increased advertising sales, growth in distribution revenues and lower employee costs. These improvements were partially offset by increased content expense, sales commissions, and marketing costs, as well as a decline in other revenues and a $10 million decrease for the effect of deconsolidating the U.S. Discovery Kids network in May 2009.

International Networks

The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2010	2009	% Change
Revenues:
Distribution	$778	$734	6%
Advertising	422	344	23%
Other	51	53	(4)%

Total revenues	1,251	1,131	11%

Costs of revenues, excluding depreciation and amortization	(405)	(403)	—%
Selling, general and administrative	(336)	(317)	6%
Add: Amortization of deferred launch incentives	35	34	3%

Adjusted OIBDA	545	445	22%

Amortization of deferred launch incentives	(35)	(34)	3%
Depreciation and amortization	(39)	(38)	3%
Restructuring and impairment charges	(9)	(14)	(36)%

Operating income	$462	$359	29%

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

Increased viewership was driven by growth in pay television services in international markets. These increases were partially offset by the absence of a $6 million settlement of prior contract disputes in 2009. Changes in foreign currency exchange rates did not significantly impact advertising revenues.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs, and sales commissions, increased $2 million. Excluding the impact of foreign currency fluctuations, cost of revenues increased 1%. The increase in costs of revenues was due to higher sales commissions and license fees for music rights. Sales commissions increased $8 million due to improved advertising sales. The increase in license fees for music rights was due to the absence of a $6 million reversal of liabilities in 2009 as a result of changes in estimates for amounts accrued in prior periods. These increases were partially offset by a $4 million decline in content expense, reflecting a decline in write-offs.

Selling, General and Administrative

Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs and occupancy and back office support fees, increased $19 million. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 9%. Increased selling, general and administrative expenses were attributable to the international rollout of the TLC network, expansion in Eastern Europe, and investments in Latin America, which increased employee and marketing costs.

Adjusted OIBDA

Adjusted OIBDA increased $100 million. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 20%, primarily due to increased advertising sales, growth in distribution revenues, and lower content expense. These improvements were partially offset by increased employee and marketing costs, higher sales commissions, and an increase in license fees for music rights.

Education and Other

The following table presents, for our Education and Other segment, revenues by type, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating (loss) income (in millions).

	Year Ended December 31,
	2010	2009	% Change
Revenues:
Advertising	$1	$1	—%
Other	152	147	3%

Total revenues	153	148	3%

Costs of revenues, excluding depreciation and amortization	(91)	(90)	1%
Selling, general and administrative	(47)	(42)	12%

Adjusted OIBDA	15	16	(6)%

Depreciation and amortization	(6)	(6)	—%
Restructuring and impairment charges	(11)	(2)	NM

Operating (loss) income	$(2)	$8	NM

NM – not meaningful.

Revenues

Other revenues increased $5 million, primarily due to continued growth in subscriptions for access to an online streaming service that includes a suite of curriculum-based tools, which was partially offset by a decline in postproduction audio services. The decline in postproduction audio services was driven by the overall decline in the DVD marketplace.

Costs of Revenues

Costs of revenues, which consist principally of content expense and royalty payments, were consistent between 2010 and 2009.

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

	Year Ended December 31,
	2010	2009	% Change
Revenues:
Other	$6	$9	(33)%

Total revenues	6	9	(33)%

Costs of revenues, excluding depreciation and amortization	(4)	(7)	(43)%
Selling, general and administrative	(228)	(206)	11%

Adjusted OIBDA	(226)	(204)	11%

Mark-to-market stock-based compensation	(142)	(204)	(30)%
Depreciation and amortization	(64)	(78)	(18)%
Restructuring and impairment charges	(2)	(5)	(60)%

Operating loss	$(434)	$(491)	(12)%

Corporate operations primarily consist of executive management, administrative support services, substantially all of our stock-based compensation, and a consolidated joint venture. Consistent with our segment reporting, corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives.

Other revenues and costs of revenues both declined $3 million as a result of lower DVD sales at a consolidated joint venture. Selling, general and administrative expenses increased $22 million, which was primarily attributable to a $17 million increase in stock-based compensation expense for equity settled awards such as stock options, PRSUs and RSUs that received fixed accounting. The increase in stock-based compensation was driven by an increase in the number of outstanding awards and the fair value of awards granted during 2010 due to increases in the price of our Series A common stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our principal sources of cash are cash and cash equivalents on hand, cash flows from operating activities, available borrowing capacity under our revolving credit facility and access to capital markets. As of December 31, 2011, we had approximately $2.0 billion of total capital resources available, comprised of $1.0 billion of cash and cash equivalents on hand and approximately $1.0 billion available to borrow under our revolving credit facility. As a public company, we may have access to other sources of capital such as the public bond and equity markets. On June 17, 2009, we filed a Registration Statement on Form S-3 (“Shelf Registration”) with the SEC in which we registered securities, including debt securities, common stock and preferred stock. On June 20, 2011, DCL, one of our subsidiaries, issued $650 million aggregate principal amount of 4.375% Senior Notes due on June 15, 2021. DCL received net proceeds of $641 million from the offering after deducting underwriting discounts and issuance costs. In total we have issued approximately $4.2 billion of public senior notes under this Shelf Registration. Access to sufficient capital from the public market is not assured.

On August 8, 2011, DCL modified its $1.0 billion revolving credit agreement to extend the expiration date two years to October 12, 2015 and to reduce interest rates and fees. The terms of the arrangement are otherwise consistent with the previous arrangement.

Our primary uses of cash include the creation and acquisition of new content, operating expenditures, discretionary repurchases of stock, income taxes, interest, funding to equity method investees, capital expenditures and business acquisitions. We believe our financial condition is sound and anticipate that our existing cash and cash equivalents on hand, cash generated by operating activities, and cash available to us, considered together, should be sufficient to meet our anticipated cash operating requirements for at least the next twelve months.

We plan to continue to significantly invest in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in the section titled “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in this Annual Report on Form 10-K.

On August 3, 2010, we implemented a stock repurchase program, pursuant to which we were authorized to purchase up to $1.0 billion of our common stock. On July 27, 2011, our Board of Directors authorized us to purchase an additional $1.0 billion of our common stock under our stock repurchase program. In total, we have been authorized to purchase up to $2.0 billion of our common stock under our repurchase program. We have been funding and expect to continue to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility, and future financing transactions. Under the repurchase program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business conditions, market conditions, and other factors. The repurchase program does not have an expiration date. During 2011, we repurchased 27 million shares of our Series C common stock for $997 million through open market transactions. The repurchases were funded using cash on hand. As of December 31, 2011, we had remaining authorization of $898 million for future repurchases of common stock. The $997 million aggregate purchase price of the acquired stock was recorded in a separate account as a reduction of equity. We repurchased an additional 2.65 million shares of our Series C common stock for $103 million from January 1, 2012 through February 10, 2012.

We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of December 31, 2011, we have an outstanding note receivable including interest accrued from OWN, our equity method investee, which totals $312 million. We currently expect to provide significant additional funding to our equity method investees and expect to recoup amounts funded.

In 2012, we expect our uses of cash to include approximately $215 million for interest payments related to our outstanding indebtedness, and capital lease obligations, and approximately $60 million for capital expenditures. We expect tax payments in 2012 to increase significantly as a result of the expiration of the tax law that allows for the immediate deduction of certain domestic programming costs. Additionally, we expect to continue to make payments to settle vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future calculations of fair value which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During 2011, we paid $126 million for cash-settled equity awards. As of December 31, 2011, we accrued $37 million for outstanding cash-settled equity awards, of which $27 million was classified as current.

Cash Flows

Changes in cash and cash equivalents were as follows (in millions).

	Year Ended December 31,
	2011	2010	2009
Cash and cash equivalents, beginning of period	$466	$623	$94

Cash provided by operating activities	1,100	668	642
Cash (used in) provided by investing activities	(214)	(190)	238
Cash used in financing activities	(297)	(641)	(356)

Effect of exchange rate changes on cash and cash equivalents	(7)	6	5

Net change in cash and cash equivalents	582	(157)	529

Cash and cash equivalents, end of period	$1,048	$466	$623

Changes in cash and cash equivalents include amounts related to discontinued operations.

Operating Activities

Cash provided by operating activities increased $432 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in cash provided by operating activities was driven by increased operating results, a decrease in taxes paid, a decrease in interest payments, and decreases in stock compensation payments for cash settled equity awards. During 2010, there was a $112 million overpayment of tax (“2010 overpayment”) resulting primarily from an extension of the tax law in the fourth quarter of 2010 that allowed for the immediate deduction of certain domestic programming costs. During 2011, we received a $39 million tax refund related to the 2010 overpayment and there was a decrease in tax payments of $107 million primarily attributable to the use of the remaining overpayment carry forward from 2010. The decrease in interest payments was principally the result of $114 million of make-whole premiums paid in 2010 in connection with the refinancing of most of our outstanding debt. The $32 million decrease in payments for cash-settled equity awards was attributable to the decrease in number of outstanding unit awards and SARs. These improvements were partially offset by a $110 million increase in cash used by operating activities attributable to investments in programming.

Cash provided by operating activities for the year ended December 31, 2010 increased by $26 million as compared to the year ended December 31, 2009. The increase in cash provided by operating activities was driven by increased earnings, principally from increased advertising and distribution revenues at our U.S. Networks and International Networks segments, and a decrease of $49 million in tax payments, principally due to a nonrecurring tax payment in 2009 related to the gain on the U.S. Discovery Kids Transaction. These increases were partially offset by $114 million of make-whole premiums paid in connection with refinancing most of our outstanding debt in June 2010 and a $77 million increase in payments for cash-settled equity awards. The increase in payments for cash-settled equity awards was attributable to the increase in fair value of outstanding awards due to the increase in the prices of our Series A common stock and settlements of SARs granted in late 2008 and early 2009 as part of a transition from an existing equity plan under which we typically granted cash-settled awards to a new equity plan under which we typically issue stock-settled awards.

Investing Activities

Cash flows used in investing activities increased $24 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was attributable to a $24 million increase in funding to unconsolidated equity method investees and a $9 million increase in payments for purchases of property and equipment. The increase in funding to unconsolidated equity method investees was primarily due to continued investments in OWN, which was launched on January 1, 2011. The increase in cash used in investing activities in 2011 was partially offset by a $12 million decrease in cash used in business acquisitions, net of cash acquired. During 2011 we used $26 million for the acquisition of a factual entertainment production company in the U.K. and a Latin American cable channel. Cash flows used in investing activities for the year ended December 31, 2010 included $35 million for the acquisition of an uplink facility.

Cash used in investing activities for the year ended December 31, 2010 was $190 million as compared to cash provided by investing activities of $238 million for the year ended December 31, 2009. The decline in cash flows from investing activities was due to a decline in cash from business and investment dispositions, an increase in cash used for business acquisitions, and increased funding payments to unconsolidated ventures, which were partially offset by a reduction in capital expenditures. Cash used in investing activities during 2010 consisted of $127 million in funding to our unconsolidated network ventures, payments of $49 million for property and equipment acquisitions and $35 million for the purchase of an uplink facility, which were partially offset by net proceeds of $24 million related to the sale of our Antenna Audio business.

Cash provided by investing activities for 2009 principally included a $300 million nonrecurring payment received in connection with the Discovery Kids Transaction and $24 million in proceeds from the sale of investments, which were partially offset by $55 million of property and equipment acquisitions and $31 million in funding to our unconsolidated ventures.

Financing Activities

Cash flows used in financing activities decreased $344 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The cash flows used in financing activities were principally attributable to repurchases of 27 million shares of Series C common stock for $997 million made pursuant to our stock repurchase program implemented on August 3, 2010, and repayments of our capital lease obligations, partially offset by our issuance of $650 million of senior notes in June 2011 for which we received $641 million of net proceeds. We paid an additional $2 million in financing fees associated with our modified credit agreement.

Cash flows used in financing activities for the year ended December 31, 2010 increased $285 million compared to the year ended December 31, 2009. The increase in cash used in financing activities during 2010 was driven by $2.9 billion of additional repayments made on term loans and private senior notes, $605 million used during 2010 to repurchase shares of the Company’s Series C common and Series C preferred stock, and $148 million paid during 2010 for the acquisition of the remaining 50% ownership interest in the international Animal Planet and Liv networks. The increases in cash flows used in financing activities during 2010 were partially offset by $3.0 billion of additional debt offering proceeds received during 2010, $38 million of additional proceeds received during 2010 for stock options exercised and excess tax benefits from stock-based compensation, and a reduction of repayments made on revolver loans during 2010, since repayments totaled $315 million during 2009.

Capital Resources

As of December 31, 2011, we had approximately $2 billion of total capital resources available, which was comprised of the following (in millions).

	As of December 31, 2011
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$1,048	$—	$—	$1,048

Revolving credit facility	1,000	1	—	999

Fixed rate public debt:
3.70% Senior Notes, semi-annual interest, due June 2015	850	—	850	—
5.625% Senior Notes, semi-annual interest, due August 2019	500	—	500	—
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	—	1,300	—
4.375% Senior Notes, semi-annual interest, due June 2021	650	—	650	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	—	850	—

	4,150	—	4,150	—

Total	$6,198	$1	$4,150	$2,047

As of December 31, 2011, $51 million of the Company’s $1.05 billion of cash and cash equivalents was held by our foreign corporations. We intend to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. However, if these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Additional information regarding the changes in our outstanding indebtedness and the significant terms and provisions of our revolving credit facility and outstanding indebtedness is discussed in Note 10 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

As of December 31, 2011, our significant contractual obligations, including related payments due by period, were as follows (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$4,150	$—	$—	$850	$3,300
Interest payments	2,702	208	415	368	1,711
Capital lease obligations
Principal payments	106	26	24	20	36
Interest payments	27	7	9	6	5
Operating lease obligations	306	64	104	65	73
Purchase obligations:
Content	402	336	64	2	—
Other	592	171	175	42	204

Total	$8,285	$812	$791	$1,353	$5,329

The above table does not include certain long-term obligations reflected on our consolidated balance sheet as the timing or the amount of the payments cannot be predicted. Such funding obligations include funding commitments to equity method investees. As of December 31, 2011, we are committed to fund up to $234 million to equity method investees, of which $209 million has been funded. Additionally, as of December 31, 2011, we have accrued $37 million for cash-settled stock-based compensation awards, which are remeasured at fair value each reporting period. Reserves for income taxes have been excluded from the above table because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. Our reserves for income taxes totaled $46 million as of December 31, 2011.

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

Operating Lease Obligations

We obtain office space and equipment under multi-year lease arrangements. Most operating leases are not cancelable prior to their expiration. Payments for operating leases represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration.

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

Other purchase obligations include multi-year agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing research, employment contracts, equipment purchases, and information technology and other services. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty. Amounts related to employment contracts include base compensation and do not include compensation contingent on future events.

Guarantees

We have guaranteed a certain level of operating performance for The Hub joint venture through December 2015, which is achieved over time as the network operates. As of December 31, 2011, the maximum amount potentially due under this guarantee was less than $160 million. The maximum exposure to loss is expected to decline to zero during 2015. Additional information regarding our guarantee is discussed in Note 4 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RELATED PARTY TRANSACTIONS

In the ordinary course of business we enter into transactions with related parties, primarily companies in which we have an interest accounted for under the equity method and Liberty Global, Inc., Liberty Interactive, Liberty Media and Ascent Media Corporation and their respective subsidiaries and affiliates. Information regarding transactions and amounts with related parties is discussed in Note 19 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

We adopted certain accounting and reporting standards during 2011. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. The Company considers policies relating to the following matters to be critical accounting policies:

•	Revenue Recognition;

•	Goodwill and Intangible Assets;

•	Income Taxes;

•	Content Rights;

•	Stock-based Compensation; and

•	Equity Method Investments.

For a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Interest Rates

We are exposed to the impact of interest rate changes primarily through our borrowing activities. As of December 31, 2011, we had outstanding $4.2 billion under various public senior notes with fixed interest rates. Additionally, we have access to a $1.0 billion revolving credit facility, with no amounts outstanding as of December 31, 2011. If we were to draw on the revolving credit facility, interest would be variable based on an underlying index rate. The nature and amount of our long-term debt may vary as a result of market conditions and other factors.

Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense and the cash required to service such debt. Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate volatility on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may use interest rate swaps to manage our net exposure to interest rate changes related to our outstanding indebtedness. For fixed rate debt, we may enter into variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR, in order to reduce the amount of interest paid. For variable rate debt, we may enter into fixed interest rate swaps to effectively fix the amount of interest paid in order to mitigate the impact of interest rate changes on earnings. There were no interest rate swaps outstanding as of December 31, 2011.

As of December 31, 2011, the fair value of our outstanding public senior notes was $4.6 billion. The potential change in fair value of these senior notes from an adverse 100 basis-point change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $394 million as of December 31, 2011.

Foreign Currency Exchange Rates

We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Through December 31, 2011, our International Networks segment reported into the following four regions: Western Europe, CEEMEA, Asia-Pacific, and Latin America. Cash is managed from our four international regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. Since earnings of our international operations are expected to be reinvested in those businesses indefinitely, we do not hedge our investment in the net assets of those foreign operations.

The functional currency of substantially all of our international subsidiaries is the local currency. The financial statements of our foreign corporations are translated into U.S. dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the British pound and the Euro.

We may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge certain exposures associated with the cost for producing or acquiring programming abroad. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. We did not hold any foreign currency derivative instruments at December 31, 2011.

Market Values of Investments

We had investments in entities accounted for using the equity method and highly liquid instruments such as mutual funds that are accounted for at fair value. The carrying values of investments in equity method investees were $807 million and the carrying values of investments in mutual funds totaled $711 million at December 31, 2011. Investments in mutual funds include both fixed rate and floating rate interest earning securities that carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future. A hypothetical 100 basis-point increase in interest rates would not materially impact the fair values of our investments in mutual funds as of December 31, 2011.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

Stockholders of Discovery Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity, and of cash flows present fairly, in all material respects, the financial position of Discovery Communications, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 17, 2012

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,048	$466
Receivables, net	1,042	880
Content rights, net	93	83
Deferred income taxes	73	81
Prepaid expenses and other current assets	175	225

Total current assets	2,431	1,735

Noncurrent content rights, net	1,302	1,245
Property and equipment, net	379	399
Goodwill	6,291	6,434
Intangible assets, net	571	605
Equity method investments	807	455
Other noncurrent assets	132	146

Total assets	$11,913	$11,019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$53	$87
Accrued liabilities	482	393
Deferred revenues	113	114
Current portion of stock-based compensation liabilities	27	118
Current portion of long-term debt	26	20
Other current liabilities	45	53

Total current liabilities	746	785

Long-term debt	4,219	3,598
Deferred income taxes	337	304
Other noncurrent liabilities	92	99

Total liabilities	5,394	4,786

Commitments and contingencies (See Note 20)

Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued at 2011 and 2010	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 57 shares issued at 2011 and 2010	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 142 and 138 shares issued at 2011 and 2010, respectively	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued at 2011 and 2010	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 142 shares issued at 2011 and 2010	2	2
Additional paid-in capital	6,505	6,358
Treasury stock, at cost: 30 and 3 Series C common shares at 2011 and 2010, respectively	(1,102)	(105)
Retained earnings	1,132	—
Accumulated other comprehensive loss	(23)	(33)

Total Discovery Communications, Inc. stockholders’ equity	6,517	6,225
Noncontrolling interests	2	8

Total equity	6,519	6,233

Total liabilities and equity	$11,913	$11,019

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Distribution	$2,070	$1,832	$1,719
Advertising	1,852	1,645	1,427
Other	313	296	312

Total revenues	4,235	3,773	3,458

Costs and expenses:
Costs of revenues, excluding depreciation and amortization	1,233	1,073	1,044
Selling, general and administrative	1,183	1,185	1,188
Depreciation and amortization	119	130	152
Restructuring and impairment charges	30	25	52
Gains on dispositions	(129)	—	(252)

Total costs and expenses	2,436	2,413	2,184

Operating income	1,799	1,360	1,274
Interest expense, net	(208)	(203)	(248)
Loss on extinguishment of debt	—	(136)	—
Other (expense) income, net	(32)	(86)	13

Income from continuing operations before income taxes	1,559	935	1,039
Provision for income taxes	(425)	(288)	(469)

Income from continuing operations, net of taxes	1,134	647	570
(Loss) income from discontinued operations, net of taxes	(1)	22	(6)

Net income	1,133	669	564
Net income attributable to noncontrolling interests	(1)	(16)	(15)

Net income attributable to Discovery Communications, Inc.	1,132	653	549
Stock dividends to preferred interests	—	(1)	(8)

Net income available to Discovery Communications, Inc. stockholders	$1,132	$652	$541

Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$2.82	$1.48	$1.29

Diluted	$2.80	$1.47	$1.29

(Loss) income per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$—	$0.05	$(0.01)

Diluted	$—	$0.05	$(0.01)

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$2.82	$1.53	$1.28

Diluted	$2.80	$1.52	$1.27

Weighted average shares outstanding:
Basic	401	425	423

Diluted	405	429	425

Income per share amounts may not sum since each is calculated independently.

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income	$1,133	$669	$564
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation	99	182	228
Depreciation and amortization	119	132	155
Content amortization and impairment expense	846	715	709
Gains on dispositions	(129)	(9)	(252)
Equity in losses and distributions from investee companies	65	72	28
Other, net	109	58	44
Changes in operating assets and liabilities:
Receivables, net	(179)	(81)	(37)
Content rights	(884)	(774)	(758)
Accounts payable and accrued liabilities	6	(1)	28
Stock-based compensation liabilities	(126)	(158)	(81)
Income tax receivable	72	(107)	—
Other, net	(31)	(30)	14

Cash provided by operating activities	1,100	668	642

Investing Activities
Purchases of property and equipment	(58)	(49)	(55)
Business acquisitions, net of cash acquired	(26)	(38)	—
Proceeds from dispositions, net	—	24	300
Investment proceeds	21	—	24
Investments in, advances to and payments on behalf of equity investees	(151)	(127)	(31)

Cash (used in) provided by investing activities	(214)	(190)	238

Financing Activities
Net repayments of revolver loans	—	—	(315)
Borrowings from long-term debt, net of discount and issuance costs	639	2,970	970
Principal repayments of long-term debt	—	(2,883)	(1,012)
Principal repayments of capital lease obligations	(20)	(10)	(14)
Repurchases of common and preferred stock	(997)	(605)	—
Purchase of noncontrolling interests	—	(148)	—
Cash distributions to noncontrolling interests	(7)	(31)	(13)
Proceeds from stock option exercises	60	47	28
Excess tax benefits from stock-based compensation	28	19	—

Cash used in financing activities	(297)	(641)	(356)

Effect of exchange rate changes on cash and cash equivalents	(7)	6	5

Net change in cash and cash equivalents	582	(157)	529
Cash and cash equivalents, beginning of period	466	623	94

Cash and cash equivalents, end of period	$1,048	$466	$623

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

	Year Ended December 31,
	2011	2010	2009
Supplemental Cash Flow Information
Cash paid for interest, net:
Periodic interest payments for debt, interest rate swaps and capital lease obligations	$205	$217	$242
Make-whole premiums, termination payments and repayment of original issue discount	—	148	3

Total cash paid for interest, net	$205	$365	$245

Cash paid for taxes, net	$288	$395	$444

Noncash Investing and Financing Transactions
Investment in OWN	$273	$—	$—
Assets acquired under capital lease arrangements	$—	$28	$61
Stock dividends to preferred interests	$—	$1	$8

Acquisitions
Fair value of assets	$35	$38	$—
Fair value of liabilities	(9)	—	—

Cash paid, net of cash acquired	$26	$38	$—

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Discovery Communications, Inc. Stockholders
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Loss	Discovery Communications, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
As of December 31, 2008	$2	$3	$6,545	$—	$(936)	$(78)	$5,536	$21	$5,557
Comprehensive income:
Net income	—	—	—	—	549	—	549	15	564
Foreign currency translation adjustments, net	—	—	—	—	—	27	27	—	27
Market value adjustments and reclassifications for securities and derivatives, net	—	—	—	—	—	30	30	—	30

Total comprehensive income	—	—	—	—	—	—	606	15	621
Stock dividends declared to preferred interests	—	—	(8)	—	—	—	(8)	—	(8)
Stock dividends released to preferred interests	—	—	7	—	—	—	7	—	7
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	(13)	(13)
Stock-based compensation	—	—	23	—	—	—	23	—	23
Issuance of common stock in connection with stock-based plans and other	—	—	28	—	—	—	28	—	28
Reversal of deferred tax liability related to DHC’s investment in DCH	—	—	5	—	—	—	5	—	5

As of December 31, 2009	2	3	6,600	—	(387)	(21)	6,197	23	6,220
Comprehensive income:
Net income	—	—	—	—	653	—	653	16	669
Foreign currency translation adjustments, net	—	—	—	—	—	(19)	(19)	—	(19)
Market value adjustments and reclassifications for securities and derivatives, net	—	—	—	—	—	7	7	—	7

Total comprehensive income	—	—	—	—	—	—	641	16	657
Stock dividends declared to preferred interests	—	—	(1)	—	—	—	(1)	—	(1)
Stock dividends released to preferred interests	—	—	2	—	—	—	2	—	2
Repurchases of preferred stock	—	—	(234)	—	(266)	—	(500)	—	(500)
Repurchases of common stock	—	—	—	(105)	—	—	(105)	—	(105)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	(31)	(31)
Stock-based compensation	—	—	42	—	—	—	42	—	42
Excess tax benefits from stock-based compensation	—	—	19	—	—	—	19	—	19
Issuance of common stock in connection with stock-based plans and other	—	—	47	—	—	—	47	—	47
Purchase of noncontrolling interest	—	—	(117)	—	—	—	(117)	—	(117)

As of December 31, 2010	2	3	6,358	(105)	—	(33)	6,225	8	6,233
Comprehensive income:
Net income	—	—	—	—	1,132	—	1,132	1	1,133
Foreign currency translation adjustments, net	—	—	—	—	—	10	10	—	10

Total comprehensive income	—	—	—	—	—	—	1,142	1	1,143
Repurchases of common stock	—	—	—	(997)	—	—	(997)	—	(997)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	59	—	—	—	59	—	59
Excess tax benefits from stock-based compensation	—	—	28	—	—	—	28	—	28
Issuance of common stock in connection with stock-based plans and other	—	—	60	—	—	—	60	—	60

As of December 31, 2011	$2	$3	$6,505	$(1,102)	$1,132	$(23)	$6,517	$2	$6,519

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading nonfiction media and entertainment company that provides programming across multiple distribution platforms throughout the world and owns and operates a diversified portfolio of website properties and other digital media services. The Company also develops and sells curriculum-based education products and services as well as postproduction audio services in the U.S. and internationally. The Company classifies its operations in three segments: U.S. Networks, consisting principally of domestic cable and satellite television networks, websites and other digital media services; International Networks, consisting primarily of international cable and satellite television networks and websites; and Education and Other, consisting principally of curriculum-based education product and service offerings and postproduction audio services. Financial information for Discovery’s reportable segments is discussed in Note 21.

Basis of Presentation

The consolidated financial statements include the accounts of Discovery, its majority-owned subsidiaries in which a controlling interest is maintained. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.

Discontinued Operations

During 2010, the Company sold its Antenna Audio business and received a tax refund related to Ascent Capital Group (“ACG”), an entity spun off in 2008. (See Note 3.) The revenues and expenses of Antenna Audio and activity associated with ACG have been combined and reported as discontinued operations. The assets, liabilities and cash flows of discontinued operations were not material and, therefore, have not been separately reported as discontinued operations.

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 amounts to conform to the 2011 financial information presentation. These reclassifications primarily result from the expansion of the types of revenue included in distribution revenue in the consolidated statements of operations for the year ended December 31, 2011. Distribution revenues now include fees charged for the right to view the Company’s network branded content made available to customers through a variety of distribution platforms and viewing devices. The largest component of distribution revenue continues to be fees charged to cable, direct-to-home (“DTH”) satellite and telecommunications service providers for distribution rights to Discovery’s television networks. Distribution revenues also include fees charged for certain licensing arrangements, including those for digital streaming of library content, which totaled $109 million for the year ended December 31, 2011. These fees, which totaled $25 million and $21 million for the years ended December 31, 2010 and 2009, were previously classified as other revenue and have been reclassified to distribution revenue to conform to the current presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting and Reporting Pronouncements Adopted

Testing for Goodwill Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether the quantitative two-step annual goodwill impairment test is necessary. If an entity believes as a result of its qualitative assessment that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the quantitative impairment test is not required. The Company adopted the new guidance effective October 1, 2011 and applied it to the Company’s November 30, 2011 annual impairment test. Based on the Company’s qualitative assessment, the Company did not perform the quantitative impairment test for any reporting units except Commerce, a component of the U.S. Networks segment. Based on changes in the long-term projections for the Commerce reporting unit, the Company performed Step 1 of the quantitative goodwill impairment test. (See Note 9.)

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

Variable Interest Entities

In June 2009, the FASB amended the guidance for interests in VIEs. Among other matters, the guidance amended the approach for determining the primary beneficiary of a VIE by requiring an analysis that places more reliance on qualitative rather than quantitative factors, continuous assessments of whether an entity is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement with a VIE. Effective January 1, 2010, the Company retrospectively adopted the new guidance, which resulted in the Company deconsolidating The Oprah Winfrey Network (“OWN”) and Animal Planet Japan (“APJ”) ventures and using the equity method to account for its interests in them.

Accounting and Reporting Pronouncements Not Yet Adopted

Fair Value Measurements

In May 2011, the FASB and the International Accounting Standards Board (“IASB”) issued guidance which results in a consistent definition between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) of fair value and common requirements for measurement of and disclosure about fair value. There are several changes under the new guidance. The highest and best use valuation concepts are only relevant when measuring the fair value of nonfinancial assets. The prohibition of the application of a blockage factor extends to all financial measurements. The Company must disclose quantitative information about unobservable inputs used to assess fair value and provide a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. The Company will prospectively adopt the new guidance effective January 1, 2012. The Company does not expect that the adoption of this update will have a material impact on its financial statements.

Comprehensive Income

In June 2011, the FASB issued guidance eliminating the current option to report other comprehensive income and its components in the statement of changes in equity. Entities may elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. Under the new guidance, each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, are required to be disclosed under either alternative. The guidance is effective January 1, 2012, but early adoption is permitted. The Company does not expect that the adoption of this update will have a material impact on its financial statements.

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

If it is concluded that an entity is not a VIE, then the Company considers its proportional voting interests in the entity. The Company consolidates majority-owned subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership and the absence of significant third-party participating rights.

Ownership interests in entities for which the Company has significant influence and are not consolidated under the Company’s consolidation policy are accounted for as equity method investments. Related party transactions between the Company and its equity method investees have not been eliminated.

Investments

The Company has held investments in equity method investees and other marketable securities such as mutual funds and U.S. Treasury securities.

Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the venture. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. (See Asset Impairment Analysis below.)

Investments in entities over which the Company has no control or significant influence and is not the primary beneficiary and investments in other securities are accounted for at fair value or cost. Investments in securities with readily determinable fair values are accounted for at fair value, based on quoted market prices, and classified as either trading securities or available-for-sale securities. For investments classified as trading securities, which include securities held in a separate trust in connection with the Company’s deferred compensation plan, unrealized and realized gains and losses related to the investment and corresponding liability are recorded in earnings. For investments classified as available-for-sale securities, which include investments in mutual funds, unrealized gains and losses are recorded net of income taxes in other comprehensive income (loss) until the security is sold or considered impaired. If declines in the value of available-for-sale securities are determined to be other than temporary, a loss is recorded in earnings in the current period. Impairments are determined based on, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. For purposes of computing realized gains and losses, the Company determines cost on a specific identification basis.

Foreign Currency

The functional currency of most of the Company’s international subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date. Foreign currency equity balances are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency translation adjustments are recorded in other comprehensive income (loss). Foreign currency transaction gains and losses are included in operating income and total a loss of $12 million, a gain of $8 million, and zero for 2011, 2010, and 2009, respectively.

Discontinued Operations

In determining whether a group of assets disposed of should be presented as a discontinued operation, the Company initially makes a determination as to whether the group of assets comprises a component of the entity, which requires clearly distinguishable cash flows from the rest of the entity. The Company also determines whether the cash flows associated with the component have been or will be significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company will have significant continuing involvement in the operations of the component subsequent to the disposal transaction. If the Company determines the criteria have been achieved, the results of operations of the component being disposed of, as well as any gain or loss on the disposal transaction are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of ninety days or less.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers and are presented net of an estimate for accounts that may not be collected. The Company evaluates outstanding receivables to determine whether they will ultimately be fully collected. In performing this evaluation, the Company analyzes market trends, economic conditions, the aging of receivables, and customer specific risks. Using this information, the Company reserves an amount that it estimates may not be collected. The Company does not require collateral with respect to trade receivables.

Content Rights

Content rights principally consist of television series and television specials. Content aired on the Company’s television networks is primarily obtained through third-party production companies and is classified either as produced, coproduced or licensed. Substantially all produced content includes programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights. Coproduced content refers to programs for which the Company collaborates with third parties to finance and develop, and it retains significant rights to exploit the programs. Licensed content is comprised of films or series that have been previously produced by third parties and the Company retains limited airing rights over a contractual term. Capitalized content costs are stated at the lower of cost less accumulated amortization or net realizable value.

Costs of produced and coproduced content consist of development costs, acquired production costs, direct production costs, certain production overhead costs and participation costs. Costs incurred for produced and coproduced content are capitalized if the Company has previously generated revenues from similar content in established markets and the content will be used and revenues will be generated for a period of at least one year. The Company’s coproduction arrangements generally provide for the sharing of production cost. The Company records its costs, but does not record the costs borne by the other party as the Company does not share any associated economics of exploitation. Program licenses typically have fixed terms and require payments during the term of the license. The cost of licensed content is capitalized when the programs are delivered or the Company has paid for the programs. Development costs for programs that the Company has determined will not be produced are written off. Additionally, distribution, advertising, marketing, general and administrative costs are expensed as incurred.

Amortization of content rights is recognized based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of up to five years. Amortization of capitalized costs for produced and coproduced content begins when a program has been aired. Amortization of capitalized costs for licensed content commences when the license period begins and the program is available for use.

The Company periodically evaluates the net realizable value of content by considering expected future revenue generation. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy.

Estimated future revenues may differ from actual revenues based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving the Company’s networks, and program usage. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to net realizable value.

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

Asset Impairment Analysis

Goodwill and Indefinite-lived Intangible Assets

Goodwill is allocated to various reporting units, which are generally an operating segment or one reporting level below the operating segment. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of November 30 and earlier upon the occurrence of certain events or substantive changes in circumstances such as: a significant deterioration in economic conditions, industry changes, increases in costs, declining cash flows, or a decline in market capitalization. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the quantitative impairment test is not required. Following a qualitative assessment indicating that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, goodwill impairment is determined using a two-step quantitative process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by using a combination of a discounted cash flow (“DCF”) analysis and may also use market-based valuation methodologies. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on the Company’s budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in future cash flows of the respective reporting unit. In assessing the reasonableness of its determined fair values, the Company may also evaluate its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in market transactions. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the quantitative impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit’s identifiable net assets excluding goodwill are compared to the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples when available and the amount and timing of expected future cash flows.

Long-lived Assets

Long-lived assets such as amortizing trademarks, customer lists, other intangible assets, and property and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Such events include, but are not limited to, the likely disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. If an impairment analysis is required, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of fair value over the asset’s carrying value. Fair value is typically determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its fair value less costs to sell. To the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized in an amount equal to the difference. Significant judgments in this area involve determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value.

Equity Method Investments

Equity method investments are reviewed for impairment on a quarterly basis by comparing their fair value to their respective carrying amounts. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analyses, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than temporary decline has occurred. These factors include the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value, and other factors influencing the fair market value, such as general market conditions. The estimation of fair value and whether an other-than temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. (See Note 4.)

Derivative Instruments

The Company uses derivative financial instruments from time to time to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company may designate derivative instruments as cash flow hedges or fair value hedges, as appropriate. The Company records all derivative instruments at fair value on a gross basis. For those derivative instruments designated as cash flow hedges that qualify for hedge accounting, gains or losses on the effective portion of derivative instruments are initially recorded in accumulated other comprehensive loss on the consolidated balance sheets and reclassified to the same account on the consolidated statements of operations in which the hedged item is recognized. The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to mitigate economic exposures of the Company. The changes in fair value of derivatives not designated as hedges and the ineffective portion of derivatives designated as hedging instruments are immediately recorded in other (expense) income, net. As of December 31, 2011, the Company held no derivative instruments.

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

Revenue Recognition

The Company generates revenues principally from (i) fees charged to distributors of its network content, which include cable and DTH satellite service providers and digital distributors, (ii) advertising sold on its television networks, and (iii) transactions for curriculum-based products and services, affiliate and advertising sales representation services, postproduction audio services, and the licensing of its brands for consumer products.

Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenues do not include taxes collected from customers on behalf of taxing authorities such as sales tax and value added tax. However, certain revenues include taxes that customers pay to taxing authorities on the Company’s behalf, such as foreign withholding income tax. Revenue recognition for each source of revenue is also based on the following policies.

Distribution

Cable operators, DTH satellite service providers and other distributors typically pay a per-subscriber fee for the right to distribute the Company’s programming under the terms of distribution contracts. The majority of the Company’s distribution fees are collected monthly throughout the year. Distribution revenues to cable operators and DTH service providers are recognized over the term of the contracts, including any free periods, based on contracted programming rates and reported subscriber levels. The amount of distribution revenues due to the Company is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In such cases, reported distribution revenues are based upon the Company’s estimates of the number of subscribers receiving the Company’s programming for periods which the distributor has not yet reported. The Company’s subscriber estimates are based on the most recent remittance or confirmation of subscribers received from the distributor. The Company subsequently adjusts its estimated amounts based upon the actual amount of subscribers. Historical adjustments to recorded estimates have not been material.

Distribution revenues are recognized net of incentives the Company provides to operators in exchange for carrying its networks. Incentives typically include cash payments to operators (“launch incentives”), providing the channel to the distributor for free for a predetermined length of time, or both. Launch incentives are capitalized as assets upon launch of the Company’s network by the operator and are amortized on a straight-line basis as a reduction of revenue over the term of the contract, including free periods. In instances where the distribution agreement is extended prior to the expiration of the original term, the Company evaluates the economics of the extended term and, if it is determined that the launch asset continues to benefit the Company over the extended term, then the Company will adjust the amortization period of the remaining launch incentives accordingly. Other incentives are recognized as a reduction of revenue as incurred. Amortization of launch incentives was $52 million, $42 million, and $55 million for 2011, 2010, and 2009, respectively.

Revenues associated with digital distribution arrangements are recognized when the Company transfers control of the content and the rights to distribute the content to the customer. If multiple programs are included in the arrangement, the Company allocates the fee to each program based on its relative fair value.

Advertising

Advertising revenues are principally generated from the sale of commercial time on television networks. Advertising revenues are recognized net of agency commissions in the period advertising spots are aired. A substantial portion of the advertising contracts in the U.S. guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. Revenues are recognized for the actual audience level delivered. The Company provides the advertiser with additional advertising spots in future periods if the guaranteed audience level is not delivered. Revenues are deferred for any shortfall in the guaranteed audience level until the guaranteed audience level is delivered or the rights associated with the guarantee lapse. Audience guarantees are initially developed internally based on planned programming, historical audience levels, the success of pilot programs, and market trends. In the U.S., actual audience and delivery information is published by independent ratings services. In certain instances, the independent ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue is based upon the Company’s estimates of the audience level delivered using the most current data available. The Company subsequently adjusts its estimated amounts based upon the actual audience delivered and verified through an independent ratings service. Historical adjustments to recorded estimates have not been material.

Advertising revenues from online properties are recognized either as impressions are delivered or the services are performed.

Other

Revenues for curriculum-based services are recognized ratably over the contract term. Revenues from postproduction audio services are recognized as services are completed. Royalties from brand licensing arrangements are earned as products are sold by the licensee.

Deferred Revenues

Deferred revenues primarily consist of cash received for television advertising for which the advertising spots have not yet aired and advanced billings to subscribers for access to the Company’s curriculum-based streaming services. The amounts classified as current are expected to be earned within the next year.

Stock-Based Compensation Expense

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

The fair values of unit awards, SARs and stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. For unit awards and SARs, the expected term is the period from the grant date to the vesting date of the award. For stock options, the expected term is estimated to be the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on the Company’s common stock and historical realized volatility of the Company’s common stock, and considers other factors deemed relevant. The dividend yield is assumed to be 0% because the Company has no present intention to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.

Vesting for certain PRSUs is subject to satisfying objective operating performance conditions while vesting for other PRSUs is based on the achievement of a combination of objective and subjective operating performance conditions. Compensation expense for PRSUs that vest based on achieving objective operating performance conditions is measured based on the fair value of the Company’s Series A common stock on the date of grant less estimated forfeitures. Compensation expense for PRSUs that vest based on achieving subjective operating performance conditions is remeasured at fair value of the Company’s Series A common stock less estimated forfeitures each reporting period until the date of vesting. Compensation expense for all PRSUs is recognized ratably during the vesting period only when it is probable that the operating performance conditions will be achieved. The Company records a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of whether or not it is probable the operating performance conditions will be achieved.

The Company measures the cost of employee services received in exchange for RSUs based on the fair value of the Company’s Series A common stock on the date of grant less estimated forfeitures. Compensation expense for RSUs is recognized ratably during the vesting period.

When recording compensation cost for stock-based awards, the Company is required to estimate the number of awards granted that are expected to be forfeited. In estimating forfeitures, the Company considers historical and expected forfeiture rates and anticipated events. On an ongoing basis, the Company adjusts compensation expense based on actual forfeitures and revises the forfeiture rate as necessary.

On May 17, 2011, the Company’s stockholders approved the Discovery Communications, Inc. 2011 Employee Stock Purchase Plan (the “DESPP”), which enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. The Company recognizes the fair value of the discount associated with shares purchased under the plan as stock-based compensation expense. The initial offering period for the DESPP began on November 16, 2011 and ended on February 14, 2012.

Stock-based compensation expense is recorded as a component of selling, general and administrative expense. The Company classifies as a current liability the intrinsic value of unit awards and SARs that are vested or will become vested within one year.

Excess tax benefits realized from the exercise of stock options and vested RSUs, PRSUs and the DESPP are reported as cash inflows from financing activities rather than as a reduction of taxes paid in cash flows from operating activities on the consolidated statements of cash flows.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs paid to third parties totaled $132 million, $135 million, and $103 million for 2011, 2010 and 2009, respectively.

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

Concentrations Risk

Customers

The Company has long-term contracts with distributors around the world, including the largest operators in the U.S. and major international distributors. In the U.S., approximately 90% of distribution revenues come from the top 10 distributors. Outside of the U.S., less than 50% of distribution revenue comes from the top 10 distributors. Agreements in place with the major cable and satellite operators expire at various times beginning in 2012 through 2020. At the end of 2012, three of the larger U.S. distribution arrangements will expire. Although the Company intends to renew these agreements with its distributors, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s results of operations and financial condition. Not only could the Company experience a reduction in affiliate revenues, but it could also experience a reduction in advertising revenues which are also impacted by affiliate subscriber amounts.

No individual customer accounted for more than 10% of total consolidated revenues for 2011, 2010 or 2009. The Company’s trade receivables do not represent a significant concentration of credit risk as of December 31, 2011 or 2010 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

Financial Institutions

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Lender Counterparties

There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of December 31, 2011, the Company did not anticipate nonperformance by any of its counterparties.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

On November 2, 2011, Discovery acquired a non-fiction entertainment production company in the U.K. for a purchase price of $16 million, net of cash acquired to improve the development of content for its international networks. On December 29, 2011, Discovery acquired a Latin American cable channel for a purchase price of $10 million to increase distribution of TLC content. Both business combinations have been included in the Company’s operating results since their acquisition date.

BBC Ventures

On November 12, 2010, the Company acquired the remaining 50% ownership interest in substantially all of the ventures that operate the international Animal Planet and Liv (formerly People + Arts) networks from BBC Worldwide for a payment of $152 million. The acquisition provides the Company 100% ownership of most of these entities.

Prior to the acquisition, the Company determined that the ventures qualified as VIEs and that it met the control requirements to consolidate the ventures. For most ventures, 100% of the net losses generated by the ventures were allocated to the Company because it had assumed all funding requirements. Any net income generated by the ventures was initially allocated to the Company to repay amounts funded and any excess profits were allocated to the Company and BBC Worldwide. BBC Worldwide’s equity interests in consolidated ventures were reported as noncontrolling interests in the consolidated financial statements.

The acquisition of the additional interests in the international Animal Planet and Liv network ventures was accounted for as a noncontrolling interest transaction as there was no change in control of the ventures. The $152 million payment to BBC Worldwide was allocated $117 million to additional paid in capital and $4 million to equity method investment. Prior to the acquisition, BBC Worldwide had a put right to sell its interests in the ventures to the Company. The Company had previously accrued $49 million as redeemable noncontrolling interests on the consolidated balance sheets for this put right and an associated $18 million deferred tax asset. A portion of the purchase price was allocated to these items as the acquisition eliminated BBC Worldwide’s put right and the associated deferred tax asset.

In addition to the acquisition of the remaining interests in the international Animal Planet and Liv ventures, the Company also made a $10 million payment to BBC Worldwide to settle a pre-existing content purchase arrangement.

The net income attributable to the Company and transfers from noncontrolling interests were as follows (in millions).

	Year Ended December 31,
	2011	2010	2009
Net income attributable to Discovery Communications, Inc.	$1,132	$653	$549
Decrease in equity for purchase of noncontrolling interests	—	(117)	—

Change from net income attributable to Discovery Communications, Inc. and transfers to noncontrolling interests	$1,132	$536	$549

Effective January 1, 2010, the Company adopted the FASB’s new guidance for accounting for interests in VIEs, which resulted in the Company deconsolidating one of the ventures associated with BBC Worldwide, APJ, and using the equity method to account for its interest in APJ. The acquisition of BBC Worldwide’s interest in APJ did not change the Company’s accounting due to certain rights held by the other venture partner.

Uplink Facility

On February 17, 2010, the Company acquired all interests in an uplink facility in the U.K., including its employees and operations, for a payment of $35 million. The uplink center is used to deliver Discovery’s networks in the United Kingdom and Europe, Africa and the Middle East, and has been integrated into the Company’s International Networks segment. The acquisition has provided the Company more flexibility to expand the distribution of its content. The uplink facility has been included in the Company’s operating results since the date of acquisition.

Dispositions

Discovery Health Network

On January 1, 2011, the Company contributed the domestic Discovery Health network to OWN LLC in connection with the launch of OWN, which resulted in a pretax gain of $129 million. (See Note 4.) As the Company continues to be involved in the operations of the Discovery Health network through its ownership interests in OWN LLC, the Company has not presented the financial position, results of operations, and cash flows of the Discovery Health network as discontinued operations.

Discontinued Operations

Antenna Audio

On September 1, 2010, the Company sold its Antenna Audio business for net cash proceeds of $24 million, which resulted in a $9 million gain, net of taxes. Antenna Audio’s operating results are classified as discontinued operations in the consolidated statements of operations.

ACG (formally known as Ascent Media Corporation)

In September 2010, the Company received a tax refund, which eliminated a $12 million obligation to ACG, an entity spun off in 2008. The reversal of this obligation has been recorded as a benefit in income (loss) from discontinued operations, net of taxes on the consolidated statements of operations.

NOTE 4. VARIABLE INTEREST ENTITIES

In the normal course of business, the Company makes investments that support its underlying business strategy and provide it the ability to enter new markets for its brands, develop programming, and distribute its existing content. In certain instances, an investment may qualify as a VIE. (See Note 2.) As of December 31, 2011 and 2010, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which operate pay-television networks. The Company previously had ownership interests in ventures with BBC Worldwide that were VIEs, substantially all of which were consolidated. On November 12, 2010, the Company acquired the interests of BBC Worldwide in these ventures, and the Company now wholly owns most of these entities and continues to consolidate them.

As of December 31, 2011 and 2010, the Company accounted for its interests in VIEs using the equity method. The aggregate carrying values of these equity method investments were $807 million and $453 million as of December 31, 2011 and 2010, respectively. The Company recognized equity losses of $33 million, $55 million, and $19 million for 2011, 2010 and 2009, respectively, for its portion of net losses generated by VIEs accounted for using the equity method, which were recorded in other (expense) income, net on the consolidated statements of operations.

The Company’s estimated risk of loss for investments in VIEs was approximately $838 million as of December 31, 2011, which includes the carrying value of its investments, the unfunded portion of contractual funding commitments to equity method investees, and guarantees made on behalf of equity method investees. Actual amounts funded to OWN have exceed contractual funding commitments, and the Company intends to continue to fund significant amounts to OWN. The Company has not recorded any obligations for future funding. The estimated risk of loss excludes the Company’s operating performance guarantee for Hub Television Networks LLC disclosed below.

Hub Television Networks LLC

On May 22, 2009, the Company and Hasbro, Inc. (“Hasbro”) formed a 50-50 joint venture. In connection with the formation, the Company sold a 50% interest in the U.S. Discovery Kids network to Hasbro and both parties then contributed their interests in the U.S. Discovery Kids network to the newly formed joint venture (the “U.S. Discovery Kids Transaction”). The Company received an upfront cash payment of $300 million and the right to certain future payments, which are expected to be collected over a period of up to 20 years, based on the value of certain tax benefits expected to be received by Hasbro. The present value of the expected future payments at the acquisition date totaled approximately $57 million. The balance of the receivable was $49 million as of December 31, 2011. The Company recognized a pretax gain of $252 million in connection with the formation of the joint venture, which included $125 million for the 50% interest in the U.S. Discovery Kids network sold to Hasbro and $127 million as a result of “stepping up” its basis for the 50% interest in the U.S. Discovery Kids network contributed to the joint venture. The network continued to operate as the Discovery Kids network through October 10, 2010, at which time it was rebranded as The Hub, which is a pay-television network that provides children’s and family entertainment and educational programming. The Company is obligated to provide the joint venture with funding of up to $15 million and services such as distribution, sales, and administrative support for a fee. (See Note 19.) The Company has not provided any funding as of December 31, 2011.

Based upon the level of equity investment at risk, the joint venture is a VIE. Discovery and its joint venture partner, together, direct the activities of The Hub that most significantly impact its economic performance, because decisions about programming and marketing strategy require the consent of both joint venture partners. The joint venture partners share equally in voting control and jointly consent to operating, financing and investing decisions. Neither has special governance rights, and both are equally represented on the Board of The Hub. The joint venture partners also share equally in the profits, losses, and funding of the joint venture. The Company has determined that it is not the primary beneficiary of The Hub. Accordingly, the Company accounts for its investment in The Hub using the equity method.

Through December 31, 2015, the Company has guaranteed a certain level of performance for the joint venture that requires compensation to Hasbro to the extent that distribution metrics decline versus levels historically achieved by the Discovery Kids channel. This guarantee extends on a declining basis through the period of guarantee. Upon inception of the joint venture, the maximum amount potentially due under this guarantee was $300 million. As of December 31, 2011, the maximum amount potentially due under this guarantee was less than $160 million. The maximum exposure to loss is expected to decline to zero during 2015. As the joint venture’s distribution is generally provided under long-term contracts with stable subscriber levels, the Company believes the likelihood is remote that the performance levels will not be achieved and, therefore, the performance guarantee is unlikely to have a material adverse impact on the Company’s financial position, operating results, or cash flows. Accordingly, the fair value of the guarantee was not material as of December 31, 2011.

On May 23, 2011, The Hub revised its arrangement with Hasbro Studios to increase the license fees paid to Hasbro Studios for animated programming. This change created a trigger event for purposes of intangible asset and goodwill impairment testing. The Hub’s management prepared a fair value assessment using a DCF valuation model for purposes of performing step one of the goodwill impairment test. The underlying assumptions, such as future cash flows, weighted average cost of capital, and long-term growth rates were generally not observable in the marketplace, and therefore, involved significant judgment. The estimated fair value of The Hub exceeded its carrying value. During the fourth quarter of 2011, The Hub completed its annual impairment review of goodwill. No impairments were recorded. Given that the early results of The Hub’s operations have been below its initial long-term business plan, there is a possibility that future results may vary from the current assumptions in the long-term business plan. The Company will monitor the valuation of its investment in accordance with GAAP, which requires an impairment charge when there is an other-than-temporary decline in the investment’s value.

Beginning May 22, 2009, the Company ceased to consolidate the gross operating results of the U.S. Discovery Kids network and began accounting for its interests in the joint venture using the equity method. However, as Discovery continues to be involved in the operations of the venture, the Company has not presented the financial position, results of operations and cash flows of the U.S. Discovery Kids network recorded through May 21, 2009 as discontinued operations. Accordingly, the Company’s consolidated results of operations for 2009 include the gross operating results of the U.S. Discovery Kids network through May 21, 2009. However for subsequent periods, Discovery records only its proportionate share of the venture’s net operating results as a component of other (expense) income, net on the consolidated statements of operations.

The carrying values of the Company’s investment in The Hub were $334 million and $344 million as of December 31, 2011 and December 31, 2010, respectively.

OWN LLC

OWN LLC operates OWN, which is a pay-television network and website that provides adult lifestyle content focused on self-discovery and self-improvement that launched on January 1, 2011. In connection with the launch of OWN, the Company contributed the domestic Discovery Health network to the venture. The contribution did not impact the Company’s ownership interest, voting control, or governance rights related to OWN. Subsequent to the contribution, the Company no longer consolidates the domestic Discovery Health network, which was a component of its U.S. Networks segment. The assets of the Discovery Health network included goodwill and other identifiable assets with carrying values of $136 million and $8 million, respectively.

The Company recorded the contribution at fair value, which resulted in a pretax gain of $129 million. The fair value of the Company’s retained equity interest in OWN at the date of launch was estimated to be $273 million. The gain represents the fair value of the equity investment retained less the carrying values of contributed assets. The gain resulted in tax expense of $27 million. The fair value of the contribution of the Discovery Health network to OWN was determined utilizing customary valuation methodologies including DCF models. The underlying assumptions, such as future cash flows, weighted average costs of capital and long-term growth rates were generally not observable in the marketplace, and therefore, involved significant judgment.

Based on changes in the long-term projections for OWN, the Company reviewed the carrying value of its equity and note receivable investment in OWN as of December 31, 2011. Using the revised long-term projections, the fair value of the network was assessed using a DCF valuation model. The underlying assumptions, such as future cash flows, weighted average cost of capital and long-term growth rates were generally not observable in the marketplace, and therefore, involved significant judgment. The fair value of the investment in OWN exceeded the Company’s carrying value as of December 31, 2011. No impairment of the investment balance was recorded for the year ended December 31, 2011. Given that the early results of OWN’s operations have been below its initial business plan, there is a possibility that the results of OWN’s future operations will fall below the revised long-term projections. The Company will continue to monitor the financial results of OWN along with other relevant business information to determine if an impairment has occurred regarding the recoverability of the OWN loan and valuation of the Company’s investment in OWN in accordance with GAAP.

The Company provides OWN funding and services such as distribution, licensing, sales and administrative support for a fee. (See Note 19.) The Company has provided all required funding as of December 31, 2011. The Company’s total funding to OWN, including interest accrued on outstanding borrowings, was $312 million, which is in excess of its commitment of $189 million. The Company’s funding to OWN is expected to exceed OWN’s earnings for the next two years. The funding is secured by the net assets of OWN. While the Company expects to provide significant additional funding to OWN, the Company also expects to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023.

However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. OWN will distribute its initial excess cash to the Company to repay funding then due. Following repayment of funding then due, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo Inc. (“Harpo”).

Based upon the level of equity investment at risk, OWN is a VIE. While the investors have an equal share in voting control, power is not shared because certain activities that significantly impact OWN’s economic performance are directed by Harpo (“Harpo”). Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel. The Company has determined that it is not the primary beneficiary of OWN, because it does not control these activities that are critical to OWN’s operating performance and success. Accordingly, the Company accounts for its investment in OWN using the equity method.

Net losses generated by OWN are currently allocated to both investors based on their proportionate ownership interests, which are 50-50. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company recognized 100% of OWN’s net losses. If future operating losses at OWN exceed the balance of equity contributions recorded by OWN and the equity balance of OWN is depleted, Discovery will record 100% of any future operating losses in loss from equity investees, net as long as Discovery continues to provide all funding to OWN. Future net income generated by OWN will initially be allocated 100% to the Company for at least $104 million, the amount of pre-contribution net losses recognized, plus any additional losses absorbed in excess of Discovery’s equity ownership interest.

The carrying value of the Company’s investment in OWN, including its equity method investment and note receivable balance, was $420 million and $52 million as of December 31, 2011 and 2010, respectively.

Pursuant to the venture agreement, Harpo has the right to require the Company to purchase all or part of its interest in OWN at fair market value up to a maximum put amount every two and one half years commencing on January 1, 2016. The maximum put amount is a range from $100 million on the first put exercise date up to $400 million on the fourth put exercise date. The Company has recorded no amounts for the put right.

Other VIEs

Other VIEs principally include various cable and satellite network ventures in which the Company holds ownership interests from 16% to 50%. The carrying value of the Company’s investments in other VIEs accounted for using the equity method was $53 million and $57 million as of December 31, 2011 and 2010, respectively.

NOTE 5. INVESTMENTS

The Company’s investments consisted of the following (in millions).

		As of December 31,
	Balance Sheet Location	2011	2010
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$76	$55
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	635	172
U.S. Treasury securities	Cash and cash equivalents	—	200
Other	Cash and cash equivalents	—	3
Equity method investments	Equity method investments	807	455

Total investments		$1,518	$885

Trading Securities

Trading securities include investments in mutual funds held in a separate trust, which are owned as part of the Company’s supplemental retirement plan. (See discussion in Note 14.)

Equity Method Investments

Equity method investments principally include ownership interests in unconsolidated ventures determined to be VIEs. All equity method investees are privately owned. The carrying values of the Company’s equity-method investments are consistent with its ownership in the underlying net assets of the investees. The carrying values of equity method investments increased as a result of additional funding provided and interest earnings recorded on the note receivable from OWN and the $273 million step-up for the disposition of the Discovery Health network and retained equity interest in OWN. (See Note 4). These increases were partially offset by losses and dividends from equity method investments.

NOTE 6. FAIR VALUE MEASUREMENTS

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.

Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3	–	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in millions).

		December 31, 2011
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$76	$—	$—	$76
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	635	—	—	635

Total assets		$711	$—	$—	$711

Liabilities:
Deferred compensation plan	Accrued liabilities	$76	$—	$—	$76

Total liabilities		$76	$—	$—	$76

		December 31, 2010
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$55	$—	$—	$55
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	172	—	—	172
U.S. Treasury securities	Cash and cash equivalents	—	200	—	200
Other	Cash and cash equivalents	—	3	—	3

Total assets		$227	$203	$—	$430

Liabilities:
Deferred compensation plan	Accrued liabilities	$55	$—	$—	$55
Other	Other current liabilities	—	6	—	6

Total liabilities		$55	$6	$—	$61

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

Available-for-sale securities represent investments in highly liquid instruments with original maturities of 90 days or less. The fair value of Level 1 available-for-sale securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair value of available-for-sale securities classified in Level 2 was determined by reference to the quoted market price per unit in markets that are not active multiplied by the number of units held without consideration of transaction costs.

In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash, accounts receivable, accounts payable, and debt. The carrying values for cash, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of the Company’s outstanding senior notes using quoted market prices was $4.6 billion and $3.7 billion as of December 31, 2011 and 2010, respectively.

During 2010, the Company purchased $49 million level 3 redeemable noncontrolling interests in connection with the acquisition of BBC Worldwide’s interests in certain ventures. No gain or loss was recorded for the redemption of this noncontrolling interest. (See Note 3.)

NOTE 7. CONTENT RIGHTS

The following table presents a summary of the components of content rights (in millions).

	As of December 31,
	2011	2010
Produced content rights:
Completed	$2,257	$1,963
In-production	221	229
Coproduced content rights:
Completed	491	446
In-production	80	76
Licensed content rights:
Acquired	346	297
Prepaid	21	19

Content rights, at cost	3,416	3,030
Accumulated amortization	(2,021)	(1,702)

Total content rights, net	1,395	1,328
Current portion	(93)	(83)

Noncurrent portion	$1,302	$1,245

Content expense, which consists of content amortization, impairments and other production charges included in the cost of revenues on the consolidated statements of operations, was $968 million, $833 million and $828 million for 2011, 2010 and 2009, respectively. Content impairments were $62 million, $51 million and $75 million for 2011, 2010 and 2009, respectively. As of December 31, 2011, the Company estimates that approximately 96% of unamortized costs of content rights, excluding content in-production and prepaid licenses, will be amortized within the next three years. As of December 31, 2011, the Company expects to amortize $574 million of unamortized content rights, excluding content in-production and prepaid licenses, during the next twelve months.

The Company enters into arrangements whereby it collaborates with third parties to finance and develop programming (“coproduced content”). The Company capitalizes the net cost of coproduced content and amortizes such cost in accordance with its content amortization policy. The Company’s policy is to record cash receipts for distribution, advertising and royalty revenue that result from coproduced content as gross revenue. The Company generally does not allocate revenue to specific content rights, and there were no royalty revenues or expenses associated with coproduction partners during 2011, 2010 and 2009. Content costs of $151 million, $122 million and $123 million were capitalized as part of coproduction arrangements during 2011, 2010 and 2009, respectively.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in millions).

	As of December 31,
	2011	2010
Land, buildings and leasehold improvements	$290	$284
Broadcast equipment	381	364
Capitalized software costs	178	170
Office equipment, furniture, fixtures and other	266	235

Property and equipment, at cost	1,115	1,053
Accumulated depreciation	(736)	(654)

Property and equipment, net	$379	$399

Property and equipment includes assets acquired under capital lease arrangements, primarily satellite transponders, with gross carrying values of $155 million as of December 31, 2011 and 2010, respectively. The related accumulated amortization for capital lease assets was $61 million and $41 million as of December 31, 2011 and 2010, respectively.

The net book value of capitalized software costs was $27 million and $34 million as of December 31, 2011 and 2010, respectively.

Depreciation expense for property and equipment, including amortization of capitalized software costs and capital lease assets, totaled $88 million, $92 million and $102 million for 2011, 2010 and 2009, respectively. Amortization expense of capitalized software costs was $15 million, $17 million and $24 million for 2011, 2010 and 2009, respectively.

In addition to the capitalized property and equipment included in the above table, the Company rents certain facilities and equipment under operating lease arrangements. Rental expense for operating leases totaled $77 million, $83 million and $80 million for 2011, 2010 and 2009, respectively.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill, by reportable segment, were as follows (in millions).

	U.S. Networks	International Networks	Education and Other	Total
Balance as of December 31, 2009	$5,135	$1,271	$27	$6,433
Acquisitions	—	13	—	13
Impairments	—	—	(11)	(11)
Foreign currency translation and other adjustments	—	(4)	3	(1)

Balance as of December 31, 2010	5,135	1,280	19	6,434
Acquisitions	—	14	—	14
Dispositions	(136)	—	—	(136)
Impairments	(20)	—	—	(20)
Foreign currency translation and other adjustments	—	(1)	—	(1)

Balance as of December 31, 2011	$4,979	$1,293	$19	$6,291

During 2011, goodwill decreased $136 million due to the contribution of the Discovery Health network to OWN (see Note 4) and $20 million for impairment at the Commerce reporting unit, offset by $14 million of additional goodwill for business acquisitions (see Note 3).

During 2010, goodwill increased $13 million due to goodwill acquired in connection with the acquisition of an uplink facility (see Note 3), partially offset by an $11 million impairment of goodwill at the Education and Other segment related to the Company’s postproduction audio business.

The carrying amount of goodwill at the U.S. Networks segment included accumulated impairment of $20 million at December 31, 2011. The carrying amount of goodwill at the Education and Other segment included accumulated impairment of $11 million at December 31, 2011 and December 31, 2010.

Intangible Assets

Intangible assets consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	As of December 31, 2011			As of December 31, 2010
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Trademarks	7	$31	$(26)	$5	$32	$(22)	$10
Customer relationships	25	513	(113)	400	524	(99)	425
Other	5	3	(2)	1	6	(4)	2

Total		547	(141)	406	562	(125)	437

	As of December 31, 2011			As of December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets not subject to amortization:
Trademarks	165	—	165	168	—	168

Total	$165	$—	$165	$168	$—	$168

During the year ended December 31, 2011, intangible assets, net decreased $34 million primarily due to amortization expense. Amortization expense for finite-lived intangible assets is recognized using the straight-line method over the estimated useful lives of the assets. Amortization expense related to finite-lived intangible assets, which excludes impairments, was $31 million, $38 million and $50 million for 2011, 2010 and 2009, respectively.

Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2012	2013	2014	2015	2016	Thereafter
Amortization expense	$29	$26	$26	$26	$26	$273

The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions or impairments.

Impairment Analysis

Based on changes in the long-term projections for the Commerce reporting unit, a component of the U.S. Networks segment, the Company performed Step 1 of a quantitative goodwill impairment test and used a DCF model to estimate the reporting unit’s fair value. The estimated fair value of the Commerce reporting unit did not exceed its carrying amount. Upon completion of the impairment test, including Step 2, the Company concluded that goodwill was impaired and recorded a $20 million impairment charge during the fourth quarter of 2011.

During the fourth quarter of 2011, the Company performed a qualitative goodwill impairment assessment for all goodwill reporting units, except Commerce, and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying value. As a result of the Company’s qualitative goodwill impairment assessment, the Company determined that no other goodwill was impaired during 2011.

During the fourth quarter of 2010, the Company completed its annual impairment review of goodwill. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairments were recorded. The fair values of the reporting units were determined using a DCF model and market-based valuation models utilizing multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Both models resulted in substantially similar fair values. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit.

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

During 2009, the Company was required to perform an interim impairment review of goodwill and long-lived assets, including intangible assets, at its U.S. Networks segment due to the U.S. Discovery Kids Transaction. (See Note 4.) The Company used the purchase consideration provided by Hasbro to determine the fair value of the network. The Company used a DCF model and market-based valuation models utilizing multiples of EBITDA and revenues to determine the fair value of the portion of the U.S. Networks segment remaining with the Company. As a result of this review, the Company recorded pretax noncash impairment charges of $17 million and $3 million related to intangible assets and capitalized software, respectively. The impairments reflected a decline in operating performance and market multiples for certain asset groups in the U.S. Networks segment.

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

Impairment charges were recorded in restructuring and impairment charges on the consolidated statements of operations.

NOTE 10. DEBT

Outstanding debt consisted of the following (in millions).

	As of December 31,
	2011	2010
3.70% Senior Notes, semi-annual interest, due June 2015	850	850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
Capital lease obligations	106	126

Total long-term debt	4,256	3,626
Unamortized discount	(11)	(8)

Long-term debt, net	4,245	3,618
Current portion of long-term debt	(26)	(20)

Noncurrent portion of long-term debt	$4,219	$3,598

Senior Notes

On June 20, 2011, Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, issued $650 million aggregate principal amount of 4.375% Senior Notes due on June 15, 2021 (the “2021 Notes”). DCL received net proceeds of approximately $641 million from the offering after a $4 million issuance discount and $5 million of deferred financing costs. DCL may, at its option, redeem some or all of the 2021 Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase. Interest on the 2021 Notes is payable on June 15 and December 15 of each year. The 2021 Notes are unsecured and rank equally in right of payment with all of DCL’s other unsecured senior indebtedness and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery.

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

The Company used the net proceeds of the June 3, 2010 offering plus cash on hand to repay $1.5 billion outstanding under its Term Loan B, $487 million outstanding under its Term Loan C, net of the original issue discount, $220 million outstanding under its 8.37% Senior Notes due March 2011, $235 million outstanding under its 8.13% Senior Notes due September 2012, $90 million outstanding under its Floating Rate Senior Notes due December 2012, $390 million outstanding under its 6.01% Senior Notes due December 2015 and $114 million for make-whole premiums. The repayments resulted in a pretax loss on extinguishment of debt of $136 million, which included $114 million for make-whole premiums, $12 million of noncash write-offs of unamortized deferred financing costs and $10 million for the repayment of the original issue discount on the Company’s term loans.

As of December 31, 2011, all senior notes outstanding are unsecured and rank equally in right of payment with all of DCL’s other unsecured senior indebtedness and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery.

The outstanding senior notes contain certain nonfinancial covenants, events of default and other customary provisions. The Company was in compliance with all covenants and customary provisions and there were no events of default as of December 31, 2011.

Revolving Credit Facility

On August 8, 2011, DCL modified its $1.0 billion revolving credit agreement to extend the expiration date two years to October 12, 2015 and to reduce interest rates and fees. The terms of the arrangement are otherwise consistent with the previous arrangement, as DCL continues to be the borrower, Discovery continues to be the unconditional guarantor, the lenders named therein, are consistent with the original credit agreement and the obligations under the credit agreement are unsecured.

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

There were no amounts drawn under the revolving credit facility as of December 31, 2011 and December 31, 2010.

The revolving credit facility contains affirmative and negative covenants, including an interest coverage ratio and leverage ratio, events of default and other customary provisions. The Company was in compliance with all covenants and there were no events of default as of December 31, 2011 and December 31, 2010.

Debt Repayment Schedule

The following table presents a summary of scheduled and estimated debt payments, excluding capital lease obligations, for the succeeding five years based on the amount of debt outstanding as of December 31, 2011 (in millions).

	2012	2013	2014	2015	2016	Thereafter
Long-term debt payments	$—	$—	$—	$850	$—	$3,300

Scheduled payments for capital lease obligations outstanding as of December 31, 2011 are disclosed in Note 20.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company may use derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes. The Company may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in its earnings and cash flows. For its fixed rate debt, the Company may enter into variable interest rate swaps effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR in order to reduce the amount of interest paid.

As a result of refinancing most of its debt in June 2010 (see Note 10), the Company discontinued hedge accounting for $1.8 billion notional amount of fixed interest rate swaps designated as cash flow hedges. The change in designation resulted in reclassifying losses of $27 million from accumulated other comprehensive loss on the consolidated balance sheets to other (expense) income, net on the consolidated statements of operations. In June 2010, fixed and variable interest rate swaps with a total notional amount of $1.8 billion either matured or were settled prior to maturity for which the Company paid $24 million. As of December 31, 2010, the notional amount and fair value of derivatives not designated as hedging instruments were $375 million and $2 million, respectively.

There were no derivative instruments designated for hedge accounting during 2011. The Company settled all remaining derivative instruments in 2011. The impact of these instruments on income was not material.

The following table presents the impact of derivative instruments on income and other comprehensive income (loss) (in millions).

		Year Ended December 31,
	Instrument Type	2011	2010
Derivatives designated as hedging instruments:
Amount recognized in other comprehensive income (loss), gross of tax	Interest rate contacts	$—	$(31)
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	Interest rate contacts	$—	$(18)
Derivatives not designated as hedging instruments:
Amount recognized in other (expense) income, net	Interest rate contacts	$—	$(29)

NOTE 12. EQUITY

Common Stock

The Company has three series of common stock authorized, issued and outstanding as of December 31, 2011: Series A common stock, Series B convertible common stock (“Series B common stock”) and Series C common stock. Holders of these three series of common stock have equal rights, powers and privileges, except as otherwise noted. Holders of Series A common stock are entitled to one vote per share and holders of Series B common stock are entitled to ten votes per share on all matters voted on by stockholders, except for directors to be elected by holders of the Company’s Series A convertible preferred stock. Holders of Series C common stock are not entitled to any voting rights, except as required by Delaware law. Generally, holders of Series A common stock and Series B common stock and Series A convertible preferred stock vote as one class, except for certain preferential rights afforded to holders of Series A convertible preferred stock.

Holders of Series A common stock, Series B common stock and Series C common stock will participate equally in cash dividends if declared by the Board of Directors, subject to preferential rights of outstanding preferred stock.

Each share of Series B common stock is convertible, at the option of the holder, into one share of Series A common stock. Series A and Series C common stock are not convertible.

Generally, distributions made in shares of Series A common stock, Series B common stock or Series C common stock will be made proportionally to all common stockholders. In the event of a reclassification, subdivision or combination of any series of common stock, the shares of the other series of common stock will be equally reclassified, subdivided or combined.

In the event of a liquidation, dissolution, or winding up of Discovery, after payment of Discovery’s debts and liabilities and subject to preferential rights of outstanding preferred stock, holders of Series A common stock, Series B common stock and Series C common stock and holders of Series A and Series C preferred stock will share equally in any assets available for distribution to holders of common stock.

Preferred Stock

The Company has two series of preferred stock authorized, issued and outstanding as of December 31, 2011: Series A convertible preferred stock and Series C convertible preferred stock. In addition to the 150 million shares authorized for Series A and Series C convertible preferred stock (75 million for each series) disclosed on the consolidated balance sheets, the Company has authorized 50 million shares of preferred stock that are undesignated and issuable in accordance with the provisions of the Company’s charter. As of December 31, 2011, all outstanding shares of Series A and Series C convertible preferred stock are held by Advance/Newhouse Programming Partnership (“Advance/Newhouse”).

Holders of Series A and Series C convertible preferred stock have equal rights, powers and privileges, except as otherwise noted. Except for the election of common stock directors, the holders of Series A convertible preferred stock are entitled to vote on matters to which holders of Series A and Series B common stock are entitled to vote and holders of Series C convertible preferred stock are entitled to vote on matters to which holders of Series C common stock are entitled to vote pursuant to Delaware law. Series A convertible preferred stockholders vote on an as converted to common stock basis together with the Series A and Series B common stock as a single class on all matters except the election of directors. Additionally, through its ownership of the Series A and Series C convertible preferred stock, Advance/Newhouse has special voting rights on certain matters and the right to elect three directors. Holders of the Company’s common stock are not entitled to vote in the election of such directors. Advance/Newhouse retains these rights so long as it or its permitted transferees own or have the right to vote such shares that equal at least 80% of the shares of Series A convertible preferred stock issued to Advance/Newhouse in connection with the formation of Discovery plus any Series A convertible preferred stock released from escrow, as may be adjusted for certain capital transactions (the “Base Amount”).

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

In the event of a liquidation, dissolution or winding up of Discovery, after payment of Discovery’s debts and liabilities and subject to the prior payment with respect to any stock ranking senior to Series A and Series C convertible preferred stock, the holders of Series A and Series C convertible preferred stock will receive, before any payment or distribution is made to the holders of any common stock or other junior stock, an amount (in cash or property) equal to $0.01 per share. Following payment of such amount and the payment in full of all amounts owing to the holders of securities ranking senior to Discovery’s common stock, holders of Series A and Series C convertible preferred stock will share equally on an as converted to common stock basis with the holders of common stock any assets remaining for distribution to such holders.

In connection with the formation of Discovery on September 17, 2008, the Company issued 70 million and 70 million shares of its Series A convertible preferred stock and Series C convertible preferred stock, respectively, to Advance/Newhouse.

Stock Repurchase Program

On August 3, 2010, the Company implemented a stock repurchase program with authorization to purchase up to $1.0 billion of its common stock. On July 27, 2011, the Company’s Board of Directors authorized the Company to purchase up to an additional $1.0 billion of its common stock under this stock repurchase program. In total, the Company has been authorized to purchase $2.0 billion of its common stock under its repurchase program. The repurchase program has no expiration date. During 2011, the Company repurchased 27 million shares of its Series C common stock for an aggregate purchase price of $997 million through open market transactions. During 2010, the Company repurchased 3 million shares of its Series C common stock for an aggregate purchase price of $105 million through open market transactions. The repurchases made during 2011 and 2010 were funded using cash on hand. As of December 31, 2011, the Company had remaining authorization of $898 million for future repurchases of its common stock. The stock repurchases were recorded in a separate account at cost, which was reported as a reduction in equity.

Preferred Stock Repurchase

On December 13, 2010, the Company repurchased and retired approximately 13.73 million shares of its Series C convertible preferred stock from Advance/Newhouse for an aggregate purchase price of $500 million. The repurchase was made outside of the Company’s publicly announced stock repurchase program. The $500 million aggregate purchase price was recorded as a decrease of $100,000 to par value, $234 million to additional paid-in capital, and $266 million to retained earnings, because the additional paid-in capital related to the series of shares repurchased was reduced to zero.

Stock Dividends to Preferred Interests

The Company declared noncash stock dividends of $1 million and $8 million to its preferred stock shareholder during 2010 and 2009, respectively. The Company released approximately 43,000 and 254,000 of its Series A common stock and approximately 60,000 and 211,000 of its Series C common stock from escrow during 2010 and 2009, respectively, in payment of most of the dividends declared. The Company is contractually obligated to issue the dividends upon the issuance of its common stock to settle the exercise of stock options and stock appreciation rights that it assumed in connection with its formation on September 17, 2008. No stock dividends were declared during 2011.

Other Comprehensive Income (Loss)

The tax effects related to each component of other comprehensive income (loss) were as follows (in millions).

	Before-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
Year ended December 31, 2009:
Foreign currency translation adjustments	$42	$(15)	$27
Market value adjustments and reclassifications for securities and derivatives	47	(17)	30

Other comprehensive income	$89	$(32)	$57

Year ended December 31, 2010:
Foreign currency translation adjustments	$(30)	$11	$(19)
Market value adjustments and reclassifications for securities and derivatives	11	(4)	7

Other comprehensive loss	$(19)	$7	$(12)

Year ended December 31, 2011:
Foreign currency translation adjustments	$15	$(5)	$10

Other comprehensive income	$15	$(5)	$10

The components of accumulated other comprehensive loss were as follows (in millions).

	As of December 31,
	2011	2010	2009
Foreign currency translation adjustments, net	$(29)	$(39)	$(20)
Market value adjustments and reclassifications for securities and derivatives, net	6	6	(1)

Ending balance	$(23)	$(33)	$(21)

NOTE 13. STOCK-BASED COMPENSATION

The Company has various incentive plans under which unit awards, SARs, stock options, PRSUs and RSUs have been issued.

As of December 31, 2011, the Company has reserved a total of 40 million shares of its Series A and Series C common stock for future exercises of outstanding and future grants of stock options and vesting of outstanding and future grants of PRSUs and RSUs. Upon exercise of stock options or vesting of PRSUs and RSUs, the Company issues new shares from its existing authorized but unissued shares. There were 24 million shares of common stock available in reserves that were available for future grant under the incentive plans as of December 31, 2011.

Stock-Based Compensation Expense

Stock-based compensation expense was as follows (in millions).

	Year Ended December 31,
	2011	2010	2009
Unit awards	$39	$127	$143
SARs	1	13	61
Stock options	36	30	22
PRSUs and RSUs	23	12	1
Other	—	—	1

Total stock-based compensation expense	$99	$182	$228

Tax benefit recognized	$37	$68	$80

Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. As of December 31, 2011 and 2010, the Company recorded total liabilities of $37 million and $125 million, respectively, for cash-settled awards. The current portion of the liability for cash-settled awards was $27 million and $118 million as of December 31, 2011 and 2010, respectively.

Stock-Based Award Activity

Unit Awards

Unit award activity for 2011 was as follows (in millions, except weighted average grant price and years).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	8.8	$21.98
Granted	2.3	41.17
Settled	(5.4)	20.61		$125
Forfeited	(0.2)	21.74

Outstanding as of December 31, 2011	5.5	$31.44	1.02	$55

Vested and expected to vest as of December 31, 2011	5.3	$31.40	1.01	$53

Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. The vesting price is the average closing price of the Company’s Series A common stock over the 10 trading days immediately preceding and including the vesting date and the 10 trading days immediately subsequent to the vesting date. The grant price is based on the average closing price of the Company’s Series A common stock over the 10 trading days immediately preceding and including the grant date and the 10 trading days immediately following the grant date. For certain awards the average grant price and average vesting price include a premium. Unit awards vest ratably in increments of 25% per year over four years beginning one year from the grant date based on continuous service and are generally settled within sixty days of vesting. Unit awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company made cash payments totaling $125 million, $101 million and $58 million during 2011, 2010 and 2009, respectively, to settle vested unit awards. As of December 31, 2011, there was $33 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 1.81 years. Of the 5.5 million unit awards unvested as of December 31, 2011, 2.4 million and 1.5 million are scheduled to vest during 2012 and 2013, respectively.

The fair value of outstanding unit awards is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of outstanding unit awards were as follows.

	As of December 31,
	2011	2010
Risk-free interest rate	0.19%	0.39%
Expected term (years)	1.02	0.80
Expected volatility	32.84%	28.97%
Dividend yield	—	—

The weighted-average fair value of unit awards outstanding as of December 31, 2011 and 2010 was $12.61 and $23.35, respectively, per unit award.

SARs

SARs entitle the holder to receive a cash payment for the amount by which the price of the Company’s Series A common stock exceeds the base price established on the grant date. SARs are granted with a base price equal to or greater than the closing market price of the Company’s Series A common stock on the date of grant.

There were immaterial amounts of SARs outstanding as of December 31, 2011 and 2010. The Company made cash payments in 2011, 2010 and 2009, totaling $1 million, $55 million and $23 million, respectively, to settle exercised SARs.

Stock Options

Stock option activity for 2011 was as follows (in millions, except weighted average exercise price and years).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	15.7	$19.26
Granted	1.8	38.61
Exercised	(3.7)	16.30		$99
Forfeited	(1.1)	23.93

Outstanding as of December 31, 2011	12.7	$22.52	4.92	$236

Vested and expected to vest as of December 31, 2011	12.5	$22.46	5.08	$232

Exercisable as of December 31, 2011	5.1	$18.22	5.29	$116

Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s Series A common stock on the date of grant. Substantially all stock options vest ratably either in increments of approximately 33 1/3% each year over three years or in 25% increments each year over four years beginning one year from the grant date based on continuous service and expire three to ten years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company received cash payments totaling $60 million, $47 million and $28 million during 2011, 2010 and 2009, respectively, from the exercise of stock options. As of December 31, 2011, there was $50 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.37 years.

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2011, 2010 and 2009 were as follows.

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.53%	2.08%	1.70%
Expected term (years)	4.98	4.99	3.71
Expected volatility	40.17%	38.27%	45.60%
Dividend yield	—	—	—

The weighted-average grant date fair value of options granted during 2011, 2010 and 2009 was $14.32, $13.03 and $6.45, respectively, per option. The total intrinsic value of options exercised during 2011, 2010, and 2009 was $99 million, $76 million, and $25 million, respectively.

PRSUs and RSUs

PRSU and RSU activity for 2011 was as follows (in millions, except weighted average grant price and years).

	PRSUs and RSUs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	1.5	$32.66
Granted	1.0	38.88
Converted	—	—
Forfeited	(0.3)	34.32

Outstanding as of December 31, 2011	2.2	$35.48	1.87	$88

Vested and expected to vest as of December 31, 2011	2	$35.47	1.87	$83

The Company has granted PRSUs to certain senior level executives. PRSUs represent the contingent right to receive shares of the Company’s Series A common stock, substantially all of which vest over three to four years based on continuous service and whether the Company achieves certain operating performance targets. The performance targets for substantially all PRSUs are cumulative measures of the Company’s adjusted operating income before depreciation and amortization (as defined in Note 21), free cash flows and revenues over a three year period. The number of PRSUs that vest principally range from 0% to 100% based on a sliding scale where achieving or exceeding the performance target will result in 100% of the PRSUs vesting and achieving less than 80% of the target will result in no portion of the PRSUs vesting. Additionally, for certain PRSUs the Company’s Compensation Committee has discretion in determining the final amount of units that vest. Upon vesting, each PRSU becomes convertible into a share of the Company’s Series A common stock on a one-for-one basis. Holders of PRSUs would not receive payments or accruals of dividends or dividend equivalents in the event the Company was to pay regular cash dividends until such PRSUs are converted into shares of the Company’s common stock.

The Company records compensation expense for PRSUs ratably over the longer of the service period or performance period when management estimates it is probable that the performance targets will be achieved. If the Company determines that achievement of the performance targets is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the award is reversed in the period in which the Company makes its determination.

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

As of December 31, 2011, there were approximately 1 million outstanding PRSUs with a weighted average grant price of $35.49. As of December 31, 2011, there was $29 million of unrecognized compensation cost, net of expected forfeitures, related to PRSUs, which is expected to be recognized over a weighted-average period of 1.59 years based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.

RSUs vest ratably each year over periods of one to four years based on continuous service. As of December 31, 2011, there were approximately 1 million outstanding RSUs with a weighted-average grant price of $35.44. There was $15 million of unrecognized compensation cost, net of expected forfeitures as of December 31, 2011, related to RSUs, which is expected to be recognized over a weighted-average period of 2.57 years.

Employee Stock Purchase Plan

On May 17, 2011, the Company’s stockholders approved the DESPP, which enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. Unless otherwise determined by the Company’s Compensation Committee, the purchase price for shares offered under the DESPP is 85% of the closing price of the Company’s Series A common stock on the purchase date. The Company recognizes the fair value of the discount associated with shares purchased under the plan as stock-based compensation expense. The initial offering period for the DESPP began on November 16, 2011 and ended on February 14, 2012. Stock-based compensation expense related to the initial offering was recorded in selling, general and administrative expense for the year ended December 31, 2011. The Company’s Board of Directors has authorized 5 million shares of the Company’s common stock to be issued under the DESPP. No shares were issued under the DESPP during the year ended 2011.

NOTE 14. RETIREMENT SAVINGS PLANS

The Company has defined contribution and other savings plans for the benefit of its employees that meet certain eligibility requirements. Eligible employees may contribute a portion of their eligible compensation to the plans, which may be subject to certain statutory limitations. The Company pays discretionary matching contributions, subject to plan provisions, which vest immediately. The Company paid discretionary matching contributions of $14 million, $13 million, and $15 million during 2011, 2010, and 2009, respectively, which were recorded in selling, general and administrative costs on the consolidated statements of operations.

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

The Company has established a separate trust to hold the investments that finance the deferred compensation obligation. The accounts of the separate trust are included in the Company’s consolidated financial statements. The values of the investments in the separate trust and the deferred compensation obligation were both $76 million and $55 million as of December 31, 2011 and 2010, respectively. The investments are included in prepaid expenses and other current assets and the deferred compensation obligation is included in accrued liabilities on the consolidated balance sheets.

The values of the investments and deferred compensation obligation are recorded at fair value. Changes in the fair value of the investments are offset by changes in the fair value of the deferred compensation obligation. Changes in the fair values of the investments and deferred compensation obligation were not material for 2011, 2010, and 2009. (See Note 6.)

NOTE 15. EXIT AND RESTRUCTURING CHARGES

Exit and restructuring charges, by reportable segment were as follows (in millions).

	Year Ended December 31,
	2011	2010	2009
U.S. Networks	$4	$3	$12
International Networks	3	9	8
Education and Other	—	—	1
Corporate	3	2	5

Total exit and restructuring charges	$10	$14	$26

Changes in exit and restructuring liabilities by major category were as follows (in millions).

	Contract Termination Costs	Employee Relocations/ Terminations	Total

Liabilities as of December 31, 2008	$6	$18	$24
Net accruals	5	21	26
Cash paid	(3)	(26)	(29)

Liabilities as of December 31, 2009	$8	$13	$21
Net accruals	3	11	14
Cash paid	(6)	(14)	(20)

Liabilities as of December 31, 2010	$5	$10	$15
Net accruals	—	10	10
Cash paid	(1)	(15)	(16)

Liabilities as of December 31, 2011	$4	$5	$9

During 2011, exit and restructuring costs primarily related to management changes and cost reduction efforts. Exit and restructuring charges for 2010 related to the realignment of the International Networks segment, cost reduction initiatives in the U.S., and the disposition of the Discovery Health network. The exit and restructuring charges incurred during 2009 related to realignments of portions of the Company’s operations to better support its strategic priorities and centralize certain functions, the transition of the commerce business to a licensing model, and cost reduction initiatives. The Company does not expect to incur a significant amount of additional costs with respect to these particular activities.

NOTE 16. INCOME TAXES

The domestic and foreign components of income from continuing operations before income taxes were as follows (in millions).

	$1,559	$1,559	$1,559
	Year Ended December 31,
	2011	2010	2009
Domestic	$1,011	$568	$744
Foreign	548	367	295

Income from continuing operations before income taxes	$1,559	$935	$1,039

The components of the provision for income taxes were as follows (in millions).

	$1,559	$1,559	$1,559
	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$253	$184	$389
State and local taxes	38	30	41
Foreign	109	63	60

	400	277	490

Deferred:
Federal	15	8	(15)
State and local taxes	13	5	(3)
Foreign	(3)	(2)	(3)

	25	11	(21)

Provision for income taxes	$425	$288	$469

In November 2011, the Company reorganized certain of its international operations to better align its functions and establish a regional ownership structure. The regional holding companies are foreign corporations whose earnings will not be taxed in the U.S.

until the earnings are repatriated back to the U.S. The Company has not recorded a provision for deferred U.S. tax expense that could result from the remittance of such undistributed earnings since the Company intends to reinvest the earnings of these foreign subsidiaries indefinitely. The Company’s share of the undistributed earnings of foreign corporations not included in its consolidated federal income tax returns that could be subject to additional income tax if remitted was approximately $181 million at December 31, 2011 and zero at December 31, 2010. The determination of the amount of unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

As a result of the international reorganization, the Company has entered into intercompany license and royalty agreements with certain of its controlled foreign corporations to allow them the use of intangible property owned by the parent Company. The license fees will result in incremental U.S. tax expense, which will be recognized over the four-year estimated useful life of the intangible property. This incremental tax expense will be partially mitigated by the ability to utilize foreign tax credits resulting from foreign taxes which were paid in prior years. As a result, the Company recognized an income tax benefit of $112 million in the fourth quarter of 2011 related to the foreign tax credits, which were previously not considered realizable. Due to the lower statutory and negotiated tax rates in the foreign corporations’ jurisdictions, the Company expects a favorable impact on the effective tax rate in the future under the new operating structure.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and the effective income tax rate were as follows.

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal income taxes	2%	3%	2%
Change in valuation allowance affecting tax expense	—%	—%	(1)%
Effect of foreign operations	(1)%	—%	—%
Foreign tax credit benefit	(7)%	—%	—%
Domestic production activity deductions	(2)%	(3)%	(2)%
Non-deductible goodwill	(1)%	—%	11%
Release of foreign tax reserve	—%	(3)%	—%
Other, net	1%	(1)%	—%

Effective income tax rate	27%	31%	45%

Discovery’s effective tax rate for 2011 differed from the federal statutory rate of 35% principally due to the recognition of $112 million net benefit for foreign tax credits as discussed above and production activity deductions, which were partially offset by state income taxes. The Company was not required to record a deferred tax liability of $21 million with respect to the portion of the outside basis in the OWN venture attributable to the nondeductible goodwill contributed to OWN.

The effective tax rate for 2010 differed from the federal statutory rate of 35% due primarily to the reversal of a $28 million previously established foreign tax reserve recorded in connection with the completion of a tax audit, and production activity deductions which were partially offset by state taxes.

The effective tax rate for 2009 differed from the federal income tax rate of 35% primarily due to a permanent difference on the $252 million gain from the U.S. Discovery Kids Transaction and state taxes, which were partially offset by deductions for production activities and the release of a valuation allowance of $12 million.

Components of deferred income tax assets and liabilities were as follows (in millions).

	As of December 31,
	2011	2010
Deferred income tax assets:
Accounts receivable	$2	$5
Tax attribute carry-forward	158	83
Unrealized loss on derivatives, investments and foreign currency translation adjustments	19	21
Property and equipment	—	23
Accrued liabilities and other	105	148

Total deferred income tax assets	284	280
Valuation allowance	(24)	(13)

Net deferred income tax assets	260	267

Deferred income tax liabilities:
Intangible assets	(158)	(147)
Content rights	(196)	(183)
Unrealized gains on investments	—	(38)
Equity method investments	(132)	(78)
Notes receivable	(18)	(20)
Other	(20)	(24)

Total deferred income tax liabilities	(524)	(490)

Net deferred income tax liabilities	$(264)	$(223)

The Company’s deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	As of December 31,
	2011	2010
Deferred income tax assets	$73	$81
Deferred income tax liabilities	(337)	(304)

Net deferred income tax liabilities	$(264)	$(223)

As of December 31, 2011, the Company had federal operating loss carry-forwards of $35 million that begin to expire in 2022, foreign tax credit carry-forwards of $214 million that will begin to expire at the end of 2012, and state operating loss carry-forwards of $669 million in various state jurisdictions that will begin to expire at the end of 2012. The deferred tax asset related to the state operating loss carry-forwards of $16 million is subject to a valuation allowance of $16 million. The use of the federal operating loss carry-forwards are subject to annual limitations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest amounts) is as follows (in millions).

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$63	$71	$74
Additions based on tax positions related to the current year	15	10	2
Additions for tax positions of prior years	7	3	2
Reductions for tax positions of prior years	(20)	—	(6)
Settlements	(1)	(26)	(1)
Reductions as result of statute lapse	(18)	—	(1)
Additions for foreign currency exchange rates	—	5	1

Ending balance	$46	$63	$71

As of December 31, 2010, the Company’s unrecognized tax benefit (excluding related interest expense) was $63 million. The balance decreased by $17 million (excluding related interest expense) during the year ended December 31, 2011 to $46 million. The reduction for tax positions of prior years was primarily a result of reductions of prior year unrecognized tax positions and statute lapse offset by an increase in U.S. and foreign tax reserve related to 2011.

The balances as of December 31, 2011, 2010 and 2009 included $35 million, $42 million and $53 million, respectively, of unrecognized tax benefits, that if recognized, would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions.

Discovery and its subsidiaries file U.S. federal, state, and foreign income tax returns. The Company is currently under examination by the Internal Revenue Service (“IRS”) for its 2009 and 2008 consolidated federal income tax returns. The Company has not been advised of any material adjustments. With few exceptions, the Company is no longer subject to audit by the IRS, state tax authorities or foreign tax authorities for years prior to 2006. The IRS recently completed an examination of the 2006 and 2007 returns, with no significant adjustments.

It is reasonably possible that the total amount of unrecognized tax benefits related to tax positions could decrease by as much as $14 million within the next twelve months as a result of settlement of audit issues and/or payment of uncertain tax liabilities.

The Company’s policy is to classify tax interest and penalties related to unrecognized tax benefits as tax expense. As of December 31, 2011, 2010 and 2009, the Company had accrued approximately $3 million, $6 million and $9 million, respectively, of total interest payable related to uncertain tax positions.

NOTE 17. NET INCOME PER SHARE AVAILABLE TO DISCOVERY COMMUNICATIONS, INC. STOCKHOLDERS

The following table presents a reconciliation of income and weighted average number of shares outstanding between basic and diluted income per share (in millions, except per share amounts).

	Year Ended December 31,
	2011	2010	2009
Numerator:
Income from continuing operations, net of taxes	$1,134	$647	$570
Less:
Net income attributable to noncontrolling interests	(1)	(16)	(15)
Stock dividends to preferred interests	—	(1)	(8)

Income from continuing operations available to Discovery Communications, Inc. stockholders	1,133	630	547

(Loss) income from discontinued operations available to Discovery Communications, Inc. stockholders	(1)	22	(6)

Net income available to Discovery Communications, Inc. stockholders – basic and diluted	$1,132	$652	$541

Denominator:
Weighted average shares outstanding – basic	401	425	423
Dilutive effect of equity awards	4	4	2

Weighted average shares outstanding – diluted	405	429	425

Income (Loss) Per Share:
Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$2.82	$1.48	$1.29

Diluted	$2.80	$1.47	$1.29

(Loss) income per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$—	$0.05	$(0.01)

Diluted	$—	$0.05	$(0.01)

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$2.82	$1.53	$1.28

Diluted	$2.80	$1.52	$1.27

Income per share amounts may not sum since each is calculated independently.

Income per share is calculated by dividing the applicable income available to Discovery Communications, Inc. stockholders by the weighted average number of shares outstanding. Diluted income per share adjusts basic income per share for the dilutive effect of the assumed exercise of outstanding stock options and stock-settled SARs and the vesting of outstanding service based RSUs, using the treasury stock method. Diluted income per share also adjusts basic income per share for the dilutive effect of the assumed vesting of outstanding PRSUs or other contingently issuable shares that would be issued under the respective arrangements assuming the last day of the most recent fiscal period was the end of the contingency period.

At December 31, 2011 and 2010, the weighted average number of basic and diluted shares outstanding included the Company’s outstanding Series A, Series B, and Series C common stock, as well as its outstanding Series A and Series C convertible preferred stock, as the holder of each common and preferred series legally participates equally in any per share distributions.

For the year ended December 31, 2011, the computation of diluted income per share excluded 1 million options because their inclusion would have been anti-dilutive. For the year ended December 31, 2011, the computation of diluted income per share excluded 1 million PRSUs because their performance targets were not achieved. Additionally for the year ended December 31, 2011, the computation of diluted income per share excluded 1 million contingently issuable preferred shares for which specific release criteria were not met.

For the year ended December 31, 2010, the computation of diluted income per share excluded 3 million options because their inclusion would have been anti-dilutive. For the year ended December 31, 2010, the computation of diluted income per share excluded 1 million PRSUs because their performance targets were not achieved. Additionally for the year ended December 31, 2010, the computation of diluted income per share excluded 1 million contingently issuable preferred shares for which specific release criteria were not met.

Diluted income per share for 2009 excluded 2 million anti-dilutive stock options and 1 million contingently issuable preferred shares because the specific release criteria were not met.

Employee Stock Purchase Program

The Company’s Board of Directors has authorized 5 million shares of the Company’s common stock to be issued under the DESPP as discussed in Note 13. The initial offering period for the DESPP began on November 16, 2011, and ended on February 14, 2012. No DESPP shares have been included in the computation of diluted income per share based on their limited impact. (See discussion in Note 13.)

NOTE 18. SUPPLEMENTAL DISCLOSURES

Valuation and Qualifying Accounts

Changes in valuation and qualifying accounts consisted of the following (in millions).

	Beginning of Year	Additions	Write-offs	Utilization	Other	End of Year

2011:
Allowance for doubtful accounts	$13	$2	$(3)	$—	$—	$12
Deferred tax valuation allowance	13	11	—	—	—	24

2010:
Allowance for doubtful accounts	15	3	(6)	—	1	13
Deferred tax valuation allowance	22	3	(9)	(3)	—	13

2009:
Allowance for doubtful accounts	16	4	(6)	—	1	15
Deferred tax valuation allowance	32	1	—	(11)	—	22

Other changes in the above table primarily include foreign currency translation adjustments.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in millions).

	As of December 31,
	2011	2010
Tax receivable	$44	$116
Other	131	109

Total prepaid expenses and other current assets	$175	$225

Accrued Liabilities

Accrued liabilities consisted of the following (in millions).

	As of December 31,
	2011	2010
Accrued payroll and related benefits	$229	$214
Content rights payable	86	55
Accrued income taxes	38	29
Accrued other	129	95

Total accrued liabilities	$482	$393

Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in millions).

	Year Ended December 31,
	2011	2010	2009
Unrealized gains (losses) on derivative instruments, net	$2	$13	$26
Realized losses on derivative instruments, net	(3)	(42)	(6)
Loss from equity investees	(35)	(57)	(24)
Realized gains on sales of investments	—	—	15
Other, net	4	—	2

Total other (expense) income, net	$(32)	$(86)	$13

During 2009, the Company sold an investment in equity securities for $22 million, which resulted in a pretax gain of $13 million. Approximately $6 million of the pretax gain was a reclassification of unrealized gains from other comprehensive income (loss).

NOTE 19. RELATED PARTY TRANSACTIONS

In the normal course of business the Company enters into transactions with other entities that are equity method investees of the Company or who share common directorship and ownership. Transactions with these entities are considered related party transactions. The following is a description of the Company’s related parties and details of related party transactions.

Equity Method Investees

The Company provides equity method investees, including unconsolidated VIEs, with content licenses and services such as distribution, sales, and administrative support. (See Note 4.) Transactions for services provided to equity method investees totaled $88 million, $55 million, and $27 million, during 2011, 2010 and 2009, respectively. Operating expenses for services acquired from equity method investees were $10 million, $7 million, and approximately zero during 2011, 2010 and 2009, respectively. Of these services, the Company provided funding for $34 million, $7 million and zero during 2011, 2010 and 2009, respectively.

The Company’s equity method investment balance includes a note receivable of $312 million. (See discussion in Note 4). The Company records interest earnings from loans to equity method investees as a component of losses from equity method investees, net, which is a component of other expense, net. Interest earnings from related parties recorded by the Company totaled $17 million, $6 million, and zero for the years ended December 31, 2011, 2010, and 2009, respectively.

Liberty Global, Liberty Interactive, Liberty Media, ACG and DIRECTV

The Company’s other related parties include entities that share common directorship or ownership. The majority of the revenues earned under contractual arrangements with other related parties relate to multi-year network distribution arrangements.

Discovery’s Board of Directors includes three members who serve as directors of Liberty Global, Inc. (“Liberty Global”), including John C. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 35% of the aggregate voting power, with respect to the election of directors of Liberty Global.

On September 23, 2011, Liberty Interactive Corporation (“Liberty Interactive” formerly known as Liberty Media Corporation) completed the split-off of Liberty Media Corporation (“Liberty Media” formerly known as Liberty CapStarz, Inc.), which became a separate publicly traded company. Two members of the Company’s Board of Directors also serve as directors of Liberty Interactive and two members of the Company’s Board of Directors serve as directors of Liberty Media. Dr. Malone is Chairman of the Board of Liberty Interactive and Liberty Media, and beneficially owns approximately 32% and 58% of the aggregate voting power with respect to the election of directors of each company, respectively.

Revenues from transactions with Liberty Global, Liberty Interactive, and Liberty Media (the “Liberty Group”) totaled $35 million, $31 million, and $30 million, for the years ended December 31, 2011, 2010 and 2009, respectively. Expenses from transactions with the Liberty Group for the years ended December 31, 2011, 2010 and 2009 were not material. The Company’s receivable and payable balances as of December 31, 2011 and 2010 from transactions with the Liberty Group were not material.

Effective January 25, 2010, Dr. Malone joined the Board of ACG and beneficially owns approximately 30% of the aggregate voting power of ACG. Operating expenses from transactions with ACG were $27 million and $41 million for the years ended December 31, 2011 and 2010, respectively. Revenues from transactions with ACG for the years ended December 31, 2011 and 2010 were not material. The Company’s receivable and payable balances as of December 31, 2011 and 2010 from transactions with ACG were not material.

Prior to June 16, 2010, the Company’s Board of Directors also included two members who served as directors of DIRECTV, including Dr. Malone, who was the former Chairman of the Board of DIRECTV. Through June 16, 2010, transactions with DIRECTV are reported as related party transactions. Related party revenues from transactions with DIRECTV were $104 million and $208 million for the years ended December 31, 2010 and 2009, respectively. Expenses from transactions with DIRECTV were not material for the years ended December 31, 2010 and 2009.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of December 31, 2011, the Company’s significant contractual commitments, including related payments due by period, were as follows (in millions).

	Year Ending December 31,
	Leases
	Operating	Capital	Content	Other	Total
2012	64	33	250	171	518
2013	54	18	31	125	228
2014	50	15	29	50	144
2015	34	14	2	24	74
2016	31	12	—	18	61
Thereafter	73	41	—	204	318

Total minimum payments	306	133	312	592	1,343
Less amounts representing interest	—	27	—	—	27

Total	$306	$106	$312	$592	$1,316

The Company enters into multi-year lease arrangements for transponders, office space, studio facilities, and other equipment. Most leases are not cancelable prior to their expiration.

Content purchase obligations include obligations for contracts with certain third-party producers for the production of programming that airs on the Company’s television networks. Production contracts generally require the Company to purchase a specified number of episodes of the program. Content purchase obligations also include program licenses that typically require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for airing and programs that have not yet been produced. If the programs are not produced, the Company’s commitments would generally expire without obligation. The commitments disclosed above do not include content liabilities recognized on the consolidated balance sheet.

Other purchase obligations include multi-year agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing research, employment contracts, equipment purchases, and information technology and other services. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty.

In addition to the amounts in the above table, the Company is committed to fund up to $234 million to certain ventures, of which $209 million had been funded through December 31, 2011. The Company expects to provide significant uncommitted additional funding to OWN, which is not included in the funding commitments above. (See Note 4.) The Company also has an obligation to issue additional preferred shares under the anti-dilution provisions of its outstanding preferred stock. (See Note 12.)

Contingencies

Put Right

Harpo has the right to require the Company to purchase its interest in OWN for fair value at various dates. (See Note 4.) No amounts were recorded for the put right obligations as of December 31, 2011 and December 31, 2010.

Legal Matters

In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Guarantees

The Company has guaranteed a certain level of performance for The Hub joint venture. (See Note 4.) There were no material amounts recorded for guarantees to equity method investees as of December 31, 2011 and December 31, 2010.

The Company may provide or receive indemnities intended to allocate certain business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2011 and December 31, 2010.

NOTE 21. REPORTABLE SEGMENTS

The Company’s reportable segments are determined based on (i) financial information reviewed by the chief operating decision maker (“CODM”), the Chief Executive Officer, (ii) internal management and related reporting structure and (iii) the basis upon which the CODM makes resource allocation decisions.

The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated at the consolidated level are not eliminated at the segment level as they are treated as a third-party sales transactions in determining segment performance. Inter-segment transactions, which primarily include the purchase of advertising and content between segments, were not significant for the periods presented.

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

The following tables present summarized financial information for each of the Company’s reportable segments (in millions).

Revenues by Segment

	Year Ended December 31,
	2011	2010	2009
U.S. Networks	$2,619	$2,363	$2,170
International Networks	1,455	1,251	1,131
Education and Other	162	153	148
Corporate and inter-segment eliminations	(1)	6	9

Total revenues	$4,235	$3,773	$3,458

Adjusted OIBDA by Segment

	Year Ended December 31,
	2011	2010	2009
U.S. Networks	$1,495	$1,365	$1,229
International Networks	645	545	445
Education and Other	23	15	16
Corporate and inter-segment eliminations	(249)	(226)	(204)

Total Adjusted OIBDA	$1,914	$1,699	$1,486

Reconciliation of Total Adjusted OIBDA to Total Operating Income

	Year Ended December 31,
	2011	2010	2009
Total Adjusted OIBDA	$1,914	$1,699	$1,486
Amortization of deferred launch incentives	(52)	(42)	(55)
Mark-to-market stock-based compensation	(43)	(142)	(205)
Depreciation and amortization	(119)	(130)	(152)
Restructuring and impairment charges	(30)	(25)	(52)
Gains on dispositions	129	—	252

Total operating income	$1,799	$1,360	$1,274

Total Assets by Segment

	As of December 31,
	2011	2010
U.S. Networks	$2,679	$2,218
International Networks	1,244	1,127
Education and Other	68	74
Corporate	7,922	7,600

Total assets	$11,913	$11,019

Total assets allocated to “Corporate” in the above table includes the Company’s goodwill balance as the financial reports reviewed by the Company’s CODM do not include an allocation of goodwill to each reportable segment. Goodwill by reportable segment is disclosed in Note 9.

Content Amortization and Impairment Expense by Segment

	$4,235	$4,235	$4,235
	Year Ended December 31,
	2011	2010	2009
U.S. Networks	$567	$463	$439
International Networks	270	241	259
Education and Other	4	7	8
Corporate	5	4	3

Total content amortization and impairment expense	$846	$715	$709

Content amortization and impairment expenses are included in costs of revenues on the consolidated statements of operations.

Revenues by Country

	$4,235	$4,235	$4,235
	Year Ended December 31,
	2011	2010	2009
U.S.	$2,784	$2,504	$2,297
Non-U.S.	1,451	1,269	1,161

Total revenues	$4,235	$3,773	$3,458

Distribution and advertising revenues are attributed to each country based on the location of the Company’s viewers. Other revenues are attributed to each country based on customer location.

Property and Equipment by Country

	As of December 31,
	2011	2010
U.S.	$271	$280
U.K.	80	84
Other non-U.S.	28	35

Total property and equipment, net	$379	$399

Property and equipment balances are allocated to each country based on the Company’s country of domicile and location of asset.

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2011(1)(2)(3)(4)(5)
Revenues	$951	$1,067	$1,095	$1,122
Costs of revenues, excluding depreciation and amortization	273	288	342	330
Operating income	507	445	426	421
Income from continuing operations, net of taxes	305	254	238	337
Loss from discontinued operations, net of taxes	—	—	(1)	—

Net income	305	254	237	337
Net income attributable to noncontrolling interests	—	—	—	(1)

Net income available to Discovery Communications, Inc. stockholders	$305	$254	$237	$336

Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$0.75	$0.63	$0.60	$0.86

Diluted	$0.74	$0.62	$0.59	$0.86

Loss per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.75	$0.63	$0.60	$0.86

Diluted	$0.74	$0.62	$0.59	$0.86

Weighted average shares outstanding:
Basic	409	406	398	391

Diluted	414	410	401	393

2010(1)(6)(7)(8)(9)(10)
Revenues	$869	$963	$926	$1,015
Costs of revenues, excluding depreciation and amortization	267	254	261	291
Operating income	282	372	312	394
Income from continuing operations, net of taxes	173	110	164	200
Income from discontinued operations, net of taxes	—	—	25	(3)

Net income	173	110	189	197
Net income attributable to noncontrolling interests	(4)	(3)	(3)	(6)

Net income attributable to Discovery Communications, Inc.	169	107	186	191
Stock dividends to preferred interests	—	(1)	—	—

Net income available to Discovery Communications, Inc. stockholders	$169	$106	$186	$191

Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$0.40	$0.25	$0.38	$0.46

Diluted	$0.39	$0.25	$0.37	$0.45

(Loss) income per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$—	$—	$0.06	$(0.01)

Diluted	$—	$—	$0.06	$(0.01)

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.40	$0.25	$0.44	$0.45

Diluted	$0.39	$0.25	$0.43	$0.45

Weighted average shares outstanding:
Basic	425	426	426	422

Diluted	429	431	431	428

(1)

Income per share amounts for the quarters and full years have each been calculated separately. Accordingly, income per share amounts for a particular quarter may not sum. Additionally, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

(2)

The results of operations for the quarter ended March 31, 2011 include a pretax gain of $129 million related to the contribution of the domestic Discovery Health network to OWN LLC in connection with the launch of OWN on January 1, 2011. The gain resulted in $27 million of tax expense. (See Note 4.) Additionally, the Company incurred $1 million of restructuring charges and purchased 4.73 million shares of its Series C common stock.

(3)	The results of operations for the quarter ended June 30, 2011 include $4 million of restructuring charges. Additionally, the Company repurchased 5.64 million shares of its Series C common stock.
(4)	The results of operations for the quarter ended September 30, 2011 include $2 million of restructuring charges. Additionally the Company repurchased 9.79 million shares of its Series C common stock.
(5)

The results of operations for the quarter ended December 31, 2011 include a $112 million income tax benefit related to foreign tax credits and $3 million of exit and restructuring charges. Additionally, the Company repurchased 7.00 million shares of its Series C common stock.

(6)

The results of operations for the quarter ended March 31, 2010 include a $28 million reversal of foreign tax reserves, $4 million of losses on interest rate swaps, and $3 million of restructuring charges.

(7)	The results of operations for the quarter ended June 30, 2010 include a $136 million loss on extinguishment of debt and $23 million of losses on interest rate swaps.
(8)

The results of operations for the quarter ended September 30, 2010 include a $12 million reversal of a tax payable related to discontinued operations, an $11 million pretax noncash impairment charge related to goodwill, and $4 million of exit and restructuring charges. Additionally, the Company repurchased 1.12 million shares of its Series C common stock.

(9)

On September 1, 2010, the Company sold its Antenna Audio business for net cash proceeds of $24 million, which resulted in a $9 million gain, net of taxes. The operating results of Antenna Audio have been reported as discontinued operations for all periods. Certain quarterly financial data in the above table vary from the amounts previously reported on the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 due to subsequent presentation of Antenna Audio as discontinued operations.

(10)

The results of operations for the quarter ended December 31, 2010 include $7 million of exit and restructuring charges. Additionally, the Company repurchased 1.87 million shares of its Series C common stock and 13.73 million shares of its Series C convertible preferred stock.

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Overview

As of December 31, 2011 and 2010, the senior notes outstanding have been issued by DCL, a wholly-owned subsidiary of the Company, pursuant to a Registration Statement on Form S-3 filed with the SEC on June 17, 2009 (the “Shelf Registration”). (See Note 10 for a discussion of the senior notes.) The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.

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

Basis of Presentation

Solely for purposes of presenting the condensed consolidating financial statements, investments in the Company’s subsidiaries have been accounted for by their respective parent company using the equity method. Accordingly, in the following condensed consolidating financial statements the equity method has been applied to (i) the Company’s interests in DCH and the other non-guarantor subsidiaries of the Company, (ii) DCH’s interest in DCL, and (iii) DCL’s interests in the non-guarantor subsidiaries of DCL. Inter-company accounts and transactions have been eliminated to arrive at the consolidated financial statement amounts for the Company. The Company’s accounting bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed down” to the applicable subsidiaries.

Prior to the International reorganization that occurred in November 2011, all direct and indirect subsidiaries were included in the Company’s consolidated U.S. income tax return. Effective with the reorganization, the operations of certain of the Company’s international subsidiaries are excluded from the Company’s consolidated U.S. income tax return. (See Note 16.) Tax expense related to permanent differences has been allocated to the entity that created the difference. Tax expense related to temporary differences has been allocated to the entity that created the difference if possible, while other temporary differences are allocated to each entity included in the Company’s consolidated U.S. income tax return based on each entity’s relative pretax income. Deferred taxes of the Company, DCL, and the non-guarantor subsidiaries have been allocated based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

The 2010 condensed consolidating balance sheets of Discovery Communications Inc. and Other Non-Guarantor Subsidiaries of Discovery Communications Inc. have been revised to reduce investments in and advances to consolidated subsidiaries and inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries by $2.4 billion. The revisions did not affect the condensed consolidating statements of operations or cash flow, the Company’s consolidated financial statements, or the debt covenants. The Company does not believe these revisions are material to the condensed consolidating financial information as of December 31, 2010 or any prior period.

The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$964	$83	$1	$—	$1,048
Receivables, net	—	—	423	608	13	(2)	1,042
Content rights, net	—	—	7	86	—	—	93
Deferred income taxes	—	—	33	40	—	—	73
Prepaid expenses and other current assets	35	—	89	50	1	—	175

Total current assets	35	—	1,516	867	15	(2)	2,431
Investment in and advances to consolidated subsidiaries	6,482	6,460	4,569	—	4,317	(21,828)	—
Noncurrent content rights, net	—	—	559	743	—	—	1,302
Goodwill	—	—	3,767	2,524	—	—	6,291
Equity method investments	—	—	350	457	—	—	807
Other noncurrent assets	—	20	485	590	7	(20)	1,082

Total assets	$6,517	$6,480	$11,246	$5,181	$4,339	$(21,850)	$11,913

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$5	$253	$273	$5	$(1)	$535
Current portion of long-term debt	—	—	6	20	—	—	26
Other current liabilities	—	—	67	117	1	—	185

Total current liabilities	—	5	326	410	6	(1)	746
Long-term debt	—	—	4,154	65	—	—	4,219
Other noncurrent liabilities	—	—	306	135	8	(20)	429

Total liabilities	—	5	4,786	610	14	(21)	5,394

Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	—	996	(846)	3,997	(1,794)	(2,353)	—
Equity attributable to Discovery Communications, Inc.	6,517	5,479	7,306	574	6,119	(19,478)	6,517

Equity and advances attributable to Discovery Communications, Inc.	6,517	6,475	6,460	4,571	4,325	(21,831)	6,517
Noncontrolling interests	—	—	—	—	—	2	2

Total equity	6,517	6,475	6,460	4,571	4,325	(21,829)	6,519

Total liabilities and equity	$6,517	$6,480	$11,246	$5,181	$4,339	$(21,850)	$11,913

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$369	$93	$4	$—	$466
Receivables, net	—	—	391	476	13	—	880
Content rights, net	—	—	8	75	—	—	83
Deferred income taxes	—	—	40	41	—	—	81
Prepaid expenses and other current assets	109	3	65	48	1	(1)	225

Total current assets	109	3	873	733	18	(1)	1,735
Investment in and advances to subsidiaries	6,116	6,091	4,129	—	4,070	(20,406)	—
Noncurrent content rights, net	—	—	557	688	—	—	1,245
Goodwill	—	—	3,876	2,558	—	—	6,434
Equity method investments	—	—	354	101	—	—	455
Other noncurrent assets	—	12	518	625	7	(12)	1,150

Total assets	$6,225	$6,106	$10,307	$4,705	$4,095	$(20,419)	$11,019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$216	$260	$5	$(1)	$480
Current portion of long-term debt	—	—	6	14	—	—	20
Other current liabilities	—	1	121	162	1	—	285

Total current liabilities	—	1	343	436	6	(1)	785
Long-term debt	—	—	3,513	85	—	—	3,598
Other noncurrent liabilities	—	—	360	47	8	(12)	403

Total liabilities	—	1	4,216	568	14	(13)	4,786

Inter-company contributions and advances between Discovery Communications, Inc. and subsidiaries	—	1,777	(57)	4,702	(1,271)	(5,151)	—
Equity (deficit) attributable to Discovery Communications, Inc.	6,225	4,328	6,148	(565)	5,352	(15,263)	6,225

Equity and advances attributable to Discovery Communications, Inc.	6,225	6,105	6,091	4,137	4,081	(20,414)	6,225
Noncontrolling interests	—	—	—	—	—	8	8

Total equity	6,225	6,105	6,091	4,137	4,081	(20,406)	6,233

Total liabilities and equity	$6,225	$6,106	$10,307	$4,705	$4,095	$(20,419)	$11,019

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$1,764	$2,415	$67	$(11)	$4,235

Cost of revenues, excluding depreciation and amortization listed below	—	—	423	761	57	(8)	1,233
Selling, general and administrative	11	—	360	802	12	(2)	1,183
Depreciation and amortization	—	—	38	80	1	—	119
Restructuring and impairment charges	—	—	6	24	—	—	30
Gain on disposition	—	—	—	(129)	—	—	(129)

Total costs and expenses	$11	$—	$827	$1,538	$70	$(10)	$2,436

Operating (loss) income	(11)	—	937	877	(3)	(1)	1,799

Equity in earnings of subsidiaries	1,139	1,141	625	—	760	(3,665)	—
Interest expense, net	—	—	(203)	(5)	—	—	(208)
Other income (expense), net	—	—	3	(35)	—	—	(32)

Income from continuing operations before income taxes	1,128	1,141	1,362	837	757	(3,666)	1,559

Benefit from (provision for) income taxes	4	—	(221)	(210)	2	—	(425)

Income from continuing operations, net of taxes	1,132	1,141	1,141	627	759	(3,666)	1,134
Loss from discontinued operations, net of taxes	—	—	—	(1)	—	—	(1)

Net income	1,132	1,141	1,141	626	759	(3,666)	1,133

Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)

Net income attributable to Discovery Communications, Inc.	$1,132	$1,141	$1,141	$626	$759	$(3,667)	$1,132

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$1,636	$2,078	$67	$(8)	$3,773

Cost of revenues, excluding depreciation and amortization listed below	—	—	364	656	60	(7)	1,073
Selling, general and administrative	11	—	390	774	11	(1)	1,185
Depreciation and amortization	—	—	39	89	2	—	130
Restructuring and impairment charges	—	—	3	11	11	—	25

Total costs and expenses	$11	$—	$796	$1,530	$84	$(8)	$2,413

Operating (loss) income	(11)	—	840	548	(17)	—	1,360

Equity in earnings of subsidiaries	661	725	382	—	441	(2,209)	—
Interest expense, net	—	(48)	(149)	(6)	—	—	(203)
Loss on extinguishment of debt	—	(20)	(116)	—	—	—	(136)
Other (expense) income, net	—	(32)	(59)	5	—	—	(86)

Income from continuing operations before income taxes	650	625	898	547	424	(2,209)	935

Benefit from (provision for) income taxes	3	37	(179)	(153)	4	—	(288)

Income from continuing operations, net of taxes	653	662	719	394	428	(2,209)	647
Income from discontinued operations, net of taxes	—	—	6	4	12	—	22

Net income	653	662	725	398	440	(2,209)	669

Net income attributable to noncontrolling interests	—	—	—	(11)	—	(5)	(16)

Net income attributable to Discovery Communications, Inc.	653	662	725	387	440	(2,214)	653
Stock dividends to preferred interests	(1)	—	—	—	—	—	(1)

Net income available to Discovery Communications, Inc. stockholders	$652	$662	$725	$387	$440	$(2,214)	$652

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$1,577	$1,825	$71	$(15)	$3,458

Cost of revenues, excluding depreciation and amortization listed below	—	—	357	635	60	(8)	1,044
Selling, general and administrative	8	—	377	799	11	(7)	1,188
Depreciation and amortization	—	—	49	103	—	—	152
Restructuring and impairment charges	—	—	12	40	—	—	52
Gains on dispositions	—	—	(252)	—	—	—	(252)

Total costs and expenses	8	—	543	1,577	71	(15)	2,184

Operating (loss) income	(8)	—	1,034	248	—	—	1,274

Equity in earnings of subsidiaries	553	637	170	—	372	(1,732)	—
Interest expense, net	—	(123)	(121)	(4)	—	—	(248)
Other (expense) income, net	—	(1)	8	6	—	—	13

Income from continuing operations before income taxes	545	513	1,091	250	372	(1,732)	1,039

Benefit from (provision for) income taxes	4	45	(454)	(59)	(5)	—	(469)

Income from continuing operations, net of taxes	549	558	637	191	367	(1,732)	570
Loss from discontinued operations, net of taxes	—	—	—	(6)	—	—	(6)

Net income	549	558	637	185	367	(1,732)	564

Net income attributable to noncontrolling interests	—	—	—	(11)	—	(4)	(15)

Net income attributable to Discovery Communications, Inc.	549	558	637	174	367	(1,736)	549
Stock dividends to preferred interests	(8)	—	—	—	—	—	(8)

Net income available to Discovery Communications, Inc. stockholders	$541	$558	$637	$174	$367	$(1,736)	$541

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash provided (used in) by operating activities	$68	$(1)	$421	$613	$(1)	$—	$1,100

Investing Activities
Purchases of property and equipment	—	—	(2)	(55)	(1)	—	(58)
Business acquisitions, net of cash acquired	—	—	—	(26)	—	—	(26)
Investment proceeds	—	—	—	21	—	—	21
Investments in and advances to equity investees	—	—	—	(151)	—	—	(151)

Cash used in investing activities	—	—	(2)	(211)	(1)	—	(214)

Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	639	—	—	—	639
Principal repayments of capital leases obligations	—	—	(6)	(14)	—	—	(20)
Repurchases of common and preferred stock	(997)	—	—	—	—	—	(997)
Cash distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)
Proceeds from stock option exercises	60	—	—	—	—	—	60
Excess tax benefits from stock-based compensation	28	—	—	—	—	—	28
Inter-company contributions and other financing activities, net	841	1	(457)	(391)	(1)	7	—

Cash (used in) provided by financing activities	(68)	1	176	(405)	(1)	—	(297)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	—	(7)

Net change in cash and cash equivalents	—	—	595	(10)	(3)	—	582

Cash and cash equivalents, beginning of period	—	—	369	93	4	—	466

Cash and cash equivalents, end of period	$—	$—	$964	$83	$1	$—	$1,048

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non-Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(137)	$(47)	$339	$507	$6	$—	$668

Investing Activities
Purchases of property and equipment	—	—	(11)	(36)	(2)	—	(49)
Business acquisitions, net of cash acquired	—	—	—	(38)	—	—	(38)
Proceeds from dispositions, net	—	—	13	11	—	—	24
Investments in and advances to equity investees	—	—	(114)	(13)	—	—	(127)

Cash used in investing activities	—	—	(112)	(76)	(2)	—	(190)

Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	2,970	—	—	—	2,970
Principal repayments of long-term debt	—	(1,948)	(935)	—	—	—	(2,883)
Principal repayments of capital leases obligations	—	—	(5)	(5)	—	—	(10)
Repurchases of common and preferred stock	(605)	—	—	—	—	—	(605)
Purchase of noncontrolling interests	—	—	—	(148)	—	—	(148)
Cash distributions to noncontrolling interests	—	—	(16)	(15)	—	—	(31)
Proceeds from stock option exercises	47	—	—	—	—	—	47
Excess tax benefits from stock-based compensation	19	—	—	—	—	—	19
Inter-company contributions and other financing activities, net	676	1,995	(2,348)	(320)	(3)	—	—

Cash provided by (used in) financing activities	137	47	(334)	(488)	(3)	—	(641)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	—	6

Net change in cash and cash equivalents	—	—	(107)	(51)	1	—	(157)

Cash and cash equivalents, beginning of period	—	—	476	144	3	—	623

Cash and cash equivalents, end of period	$—	$—	$369	$93	$4	$—	$466

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$31	$(64)	$248	$427	$—	$—	$642

Investing Activities
Purchases of property and equipment	—	—	(23)	(29)	(3)	—	(55)
Proceeds from dispositions, net	—	—	300	—	—	—	300
Investment proceeds	—	—	22	2	—	—	24
Investments in and advances to equity investees	—	—	(30)	(1)	—	—	(31)

Cash provided by (used in) investing activities	—	—	269	(28)	(3)	—	238

Financing Activities
Net repayments of revolver loans	—	—	(315)	—	—	—	(315)
Borrowings from long-term debt, net of discount and issuance costs	—	478	492	—	—	—	970
Principal repayments of long-term debt	—	(19)	(993)	—	—	—	(1,012)
Principal repayments of capital leases obligations	—	—	(4)	(10)	—	—	(14)
Cash distributions to noncontrolling interests	—	—	—	(13)	—	—	(13)
Proceeds from stock option exercises	28	—	—	—	—	—	28
Inter-company contributions and other financing activities, net	(59)	(395)	766	(315)	3	—	—

Cash (used in) provided by financing activities	(31)	64	(54)	(338)	3	—	(356)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	—	5

Net change in cash and cash equivalents	—	—	463	66	—	—	529
Cash and cash equivalents, beginning of period	—	—	13	78	3	—	94

Cash and cash equivalents, end of period	$—	$—	$476	$144	$3	$—	$623

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (“2012 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2012 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, which are incorporated herein by reference.

Information regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Discovery Communications, Inc.” as permitted by General Instruction G(3) to Form 10-K.

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

Information regarding executive compensation will be set forth in our 2012 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” which are incorporated herein by reference.

Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2012 Proxy Statement under the captions “Risk Considerations in our Compensation Programs,” “Board Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee,” respectively, which are incorporated herein by reference.

Information regarding compensation committee reports will be set forth in our 2012 Proxy Statement under the captions “Report of the Compensation Committee” and “Report of the Equity Compensation Subcommittee of the Compensation Committee,” which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2012 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

Information regarding security ownership of certain beneficial owners and management will be set forth in our 2012 Proxy Statement under the captions “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Certain Beneficial Owners of Discovery” and “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Discovery Management,” which are incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence will be set forth in our 2012 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Policy Governing Related Person Transactions,” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services will be set forth in our 2012 Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Description of Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm,” which are incorporated herein by reference.

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

3. The following exhibits are filed or furnished as part of this Annual Report on Form 10-K pursuant to Item 601 of SEC Regulation S-K and Item 15(b) of Form 10-K:

Exhibit No.	Description

3.1	Form of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 2”))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the 8-K filed on November 16, 2009 (SEC File No. 1-34177))

4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (the “Registration Statement”))

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	Specimen certificate for shares of the Registrant’s Series C common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.4	Form of Registration Rights Agreement, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement)

4.5	Form of Rights Agreement, by and between Discovery Communications, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.6	Amendment No. 1 to Rights Agreement between Discovery Communications, Inc. and Computershare Trust Company, N.A. dated December 10, 2008 (incorporated by reference to Exhibit 4.1 to the 8-K filed on December 11, 2008)

4.7	Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009)

4.8	Supplemental Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2009)

4.9	Supplemental Indenture dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010)

Exhibit No.	Description

4.10	Credit Agreement, dated as of October 13, 2010, among Discovery Communications, LLC, as borrower, Discovery Communications, Inc., as guarantor, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 15, 2010)

4.11	Third Supplemental Indenture, dated as of June 20, 2011, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 21, 2011)

4.12	Amendment No. 1, dated as of August 8, 2011, to the Credit Agreement, dated as of October 13, 2010, among Discovery Communications, LLC, as borrower, Discovery Communications, Inc., as guarantor, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 9, 2011)

10.1	Discovery Communications U.S. Executive Relocation Policy (incorporated by reference to Exhibit 10.1 to the Registration Statement)

10.2	Discovery Communications Executive Benefit Summary (incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3	Discovery Communications Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4	Amended and Restated Discovery Communications, LLC Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2009)

10.5	Amended and Restated Discovery Appreciation Plan (incorporated by reference to Exhibit 10.8 to the 8-K filed on December 11, 2008)

10.6	Form of Discovery Communications, Inc. 2005 Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.6 to Amendment No. 2)

10.7	Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007)

10.8	Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007)

10.9	Employment Agreement, dated as of November 28, 2006, between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 1”))

10.10	Addendum to Employment Agreement dated September 9, 2009 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.2 to the 10-Q filed on November 3, 2009)

10.11	Second Addendum to Employment Agreement dated December 15, 2011 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 21, 2011)

10.12	Amended and Restated Employment Agreement, dated as of April 2, 2008, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.12 to the Amendment No. 1)

10.13	Amended and Restated Employment Agreement, dated as of July 21, 2010, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2010)

10.14	Equity Stake Transition Agreement, dated as of November 5, 2008, between John Hendricks and Discovery Communications (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on February 26, 2009)

10.15	Letter Agreement, dated as of July 30, 2008, between John Hendricks and the Compensation Committee of Discovery Communications, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2)

10.16	Employment Agreement, dated as of June 11, 2008, between Brad Singer and Discovery Communications, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 2)

10.17	Amendment to Employment Agreement dated July 1, 2009 between Brad Singer and Discovery Communications, LLC (incorporated by reference to the Form 10-Q filed on November 3, 2009)

Exhibit No.	Description

10.18	Second Amendment to Employment Agreement dated April 11, 2011 between Brad Singer and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 11, 2011)

10.19	Employment Agreement dated as of December 9, 2009 between Peter Liguori and Discovery Communications, LLC (incorporated by reference to Exhibit 10.17 to the Form 10-K filed on February 18, 2011)

10.20	Amendment to Employment Agreement dated as of July 10, 2010 between Peter Liguori and Discovery Communications, LLC (incorporated by reference to Exhibit 10.18 to the Form 10-K filed on February 18, 2011)

10.21	Amendment No. 2 to Employment Agreement dated as of May 16, 2011 between Peter Liguori and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 4, 2011)

10.22	Form of Escrow Agreement, by and among Discovery Communications, Inc., Advance/Newhouse Programming Partnership, and the escrow agent (incorporated by reference to Exhibit 10.17 to Amendment No. 2)

10.23	Brad Singer Option Agreement (standard terms) (incorporated by reference to Exhibit 10.1 to the 8-K filed on October 7, 2008)

10.24	Form of John Hendricks Option Agreement (incorporated by reference to Exhibit 10.4 to the 8-K filed on October 7, 2008)

10.25	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 8-K filed on October 7, 2008)

10.26	Form of 7-year Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.3 to the 8-K filed on October 7, 2008)

10.27	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 9, 2009)

10.28	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 4, 2009)

10.29	Form of Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010)

10.30	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010)

10.31	Form of Cash-Settled Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010)

10.32	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010)

10.33	Form of Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 1, 2011)

10.34	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 1, 2011)

10.35	Form of Stock Appreciation Right Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 1, 2011)

10.36	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 1, 2011)

10.37	Form of David Zaslav Cash-Settled Stock Appreciation Award Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 21, 2011)

10.38	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 19, 2011)

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)

21	List of Subsidiaries of Discovery Communications, Inc. (filed herewith)

Exhibit No.	Description

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010, and 2009, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: February 17, 2012	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 17, 2012
David M. Zaslav

/s/ John S. Hendricks	Founder, Chairman of the Board, and Director	February 17, 2012
John S. Hendricks

/s/ Bradley E. Singer Bradley E. Singer	Senior Executive Vice President and Chief Financial Officer	February 17, 2012
(Principal Financial Officer)

/s/ Thomas R. Colan	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2012
Thomas R. Colan

/s/ Robert R. Beck	Director	February 17, 2012
Robert R. Beck

/s/ Robert R. Bennett	Director	February 17, 2012
Robert R. Bennett

/s/ Paul A. Gould	Director	February 17, 2012
Paul A. Gould

/s/ Lawrence S. Kramer	Director	February 17, 2012
Lawrence S. Kramer

/s/ John C. Malone	Director	February 17, 2012
John C. Malone

/s/ Robert J. Miron	Director	February 17, 2012
Robert J. Miron

/s/ Steven A. Miron	Director	February 17, 2012
Steven A. Miron

/s/ M. LaVoy Robison	Director	February 17, 2012
M. LaVoy Robison

/s/ J. David Wargo	Director	February 17, 2012
J. David Wargo