Form 10-Q
period 2012-03-31
Discovery Communications, Inc.
filed 2012-05-08
CIK 1437107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of April 30, 2012:

Series A Common Stock, par value $0.01 per share	145,917,994
Series B Common Stock, par value $0.01 per share	6,570,067
Series C Common Stock, par value $0.01 per share	102,462,631

DISCOVERY COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except par value)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,044	$1,048
Receivables, net	1,062	1,042
Content rights, net	99	93
Deferred income taxes	72	73
Prepaid expenses and other current assets	174	175

Total current assets	2,451	2,431
Noncurrent content rights, net	1,334	1,302
Property and equipment, net	374	379
Goodwill	6,294	6,291
Intangible assets, net	567	571
Equity method investments	778	807
Other noncurrent assets	137	132

Total assets	$11,935	$11,913

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63	$53
Accrued expenses and other current liabilities	567	554
Deferred revenues	91	113
Current portion of long-term debt	19	26

Total current liabilities	740	746
Long-term debt	4,218	4,219
Deferred income taxes	321	337
Other noncurrent liabilities	88	92

Total liabilities	5,367	5,394
Commitments and contingencies (Note 13)
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 57 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 146 and 142 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 142 shares issued	2	2
Additional paid-in capital	6,609	6,505
Treasury stock, at cost: 37 and 30 Series C common shares	(1,390)	(1,102)
Retained earnings	1,353	1,132
Accumulated other comprehensive loss	(12)	(23)

Total Discovery Communications, Inc. stockholders’ equity	6,565	6,517
Noncontrolling interests	3	2

Total equity	6,568	6,519

Total liabilities and equity	$11,935	$11,913

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Distribution	$576	$484
Advertising	453	392
Other	74	75

Total revenues	1,103	951

Costs and expenses:
Costs of revenues, excluding depreciation and amortization	311	273
Selling, general and administrative	315	269
Depreciation and amortization	30	30
Restructuring charges	1	1
Gain on disposition	—	(129)

Total costs and expenses	657	444

Operating income	446	507
Interest expense	(55)	(49)
Other expense, net	(50)	(7)

Income before income taxes	341	451
Provision for income taxes	(119)	(146)

Net income	222	305
Net income attributable to noncontrolling interests	(1)	—

Net income available to Discovery Communications, Inc. stockholders	$221	$305

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.57	$0.75

Diluted	$0.57	$0.74

Weighted average shares outstanding:
Basic	386	409

Diluted	390	414

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in millions)

	Three Months Ended March 31,
	2012	2011
Net income	$222	$305
Other comprehensive income, net of tax:
Foreign currency translation adjustments	11	17

Comprehensive income	233	322
Comprehensive income attributable to noncontrolling interests	(1)	—

Comprehensive income attributable to Discovery Communications, Inc. stockholders	$232	$322

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$222	$305
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	41	17
Depreciation and amortization	30	30
Content amortization and impairment expense	207	185
Gain on disposition	—	(129)
Equity in losses and distributions from investee companies	58	13
Other, net	(11)	52
Changes in operating assets and liabilities:
Receivables, net	(29)	14
Content rights	(226)	(208)
Accounts payable and accrued liabilities	(23)	(69)
Equity-based compensation liabilities	(24)	(66)
Income tax receivable	20	110
Other, net	(17)	(37)

Cash provided by operating activities	248	217

Investing Activities
Purchases of property and equipment	(21)	(11)
Distribution from equity method investees	17	—
Investments in and advances to equity method investees	(38)	(57)
Other investing activities, net	—	(2)

Cash used in investing activities	(42)	(70)

Financing Activities
Principal repayments of capital lease obligations	(10)	(10)
Repurchases of common stock	(288)	(167)
Cash distributions to noncontrolling interests	—	(5)
Proceeds from stock option exercises	57	10
Excess tax benefits from equity-based compensation	30	4
Other financing activities, net	(2)	—

Cash used in financing activities	(213)	(168)
Effect of exchange rate changes on cash and cash equivalents	3	8

Net change in cash and cash equivalents	(4)	(13)
Cash and cash equivalents, beginning of period	1,048	466

Cash and cash equivalents, end of period	$1,044	$453

Supplemental Cash Flow Information
Cash (paid) received for taxes, net	$(38)	$6

Cash paid for interest	$(16)	$(21)

Noncash Investing and Financing Transactions
Investment in OWN	$6	$273

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,517	$2	$6,519	$6,225	$8	$6,233
Comprehensive income	232	1	233	322	—	322
Equity-based compensation	18	—	18	14	—	14
Excess tax benefits from equity-based compensation	30	—	30	4	—	4
Issuance of common stock in connection with equity-based plans	56	—	56	10	—	10
Repurchases of common stock	(288)	—	(288)	(167)	—	(167)
Cash distributions to noncontrolling interests	—	—	—	—	(5)	(5)

Ending balance	$6,565	$3	$6,568	$6,408	$3	$6,411

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading nonfiction media and entertainment company that provides programming across multiple distribution platforms throughout the world and owns and operates a diversified portfolio of website properties and other digital media services. The Company also develops and sells curriculum-based education products and services as well as postproduction audio services. The Company classifies its operations in three segments: U.S. Networks, consisting principally of domestic television networks, websites and other digital media services; International Networks, consisting primarily of international television networks and websites; and Education and Other, consisting principally of curriculum-based education product and service offerings and postproduction audio services. Financial information for Discovery’s reportable segments is discussed in Note 14.

Basis of Presentation

The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.

Reclassifications

Beginning July 1, 2011, the Company expanded the types of revenue included in distribution revenue in its consolidated statements of operations to include fees charged for certain licensing arrangements, including those for digital streaming of library content, and reclassified prior year amounts. Such fees, which totaled $4 million for the three months ended March 31, 2011, were previously classified as other revenue and have been reclassified to distribution revenue to conform to the current presentation.

Unaudited Interim Financial Statements

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments, consisting only of those of a normal recurring nature, necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually re-evaluates its estimates, judgments and assumptions, and management’s assessments could change. Actual results may differ from those estimates and could have a material impact on the consolidated financial statements.

Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, equity-based compensation, income taxes, contingencies, and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.

Accounting and Reporting Pronouncements Adopted

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued guidance which results in a consistent definition between GAAP and International Financial Reporting Standards (“IFRS”) of fair value and common requirements for measurement of and disclosure about fair value. There are several changes under the new

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

guidance. The highest and best use valuation concepts are only relevant when measuring the fair value of nonfinancial assets. The prohibition of the application of a blockage factor extends to all financial measurements. The Company must disclose quantitative information about unobservable inputs used to assess fair value and provide a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. The Company prospectively adopted the new guidance effective January 1, 2012. The adoption of the new guidance did not have a material impact on its financial statements.

Comprehensive Income

In June 2011, the FASB issued guidance eliminating the current option to report other comprehensive income and its components in the statement of changes in equity. Entities may elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. Under the new guidance, each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, are required to be disclosed under either alternative. The Company retrospectively adopted the new guidance effective January 1, 2012. The Company elected to present comprehensive income in a separate statement.

Concentrations Risk

Customers

The Company has long-term contracts with distributors around the world, including the largest operators in the U.S. and major international distributors. In the U.S., approximately 90% of distribution revenue comes from the top 10 distributors. Outside of the U.S., less than 50% of distribution revenue comes from the top 10 distributors. Agreements with the Company’s major cable and satellite customers expire at various times beginning in 2012 through 2020. At the end of 2012, several of the top 10 U.S. distribution arrangements will expire. Although the Company intends to renew these agreements with its distributors, failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s results of operations and financial condition. Not only could the Company experience a reduction in affiliate revenue, but it could also experience a reduction in advertising revenue which is impacted by affiliate subscriber levels and viewership.

No individual customer accounted for more than 10% of total consolidated revenues for the three months ended March 31, 2012 or 2011. The Company’s trade receivables do not represent a significant concentration of credit risk as of March 31, 2012 and December 31, 2011 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

Financial Institutions

Cash and cash equivalents are maintained with financial institutions such as banks and money market mutual funds. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Lender Counterparties

There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the term of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of March 31, 2012, the Company did not anticipate nonperformance by any of its counterparties.

NOTE 2. ACQUISITIONS AND DISPOSITIONS

Acquisitions

On December 29, 2011, Discovery acquired a Latin American cable channel to increase distribution of TLC content. During the three months ended March 31, 2012, Discovery acquired additional affiliate contracts associated with the cable channel for $5 million payable in December 2014.

On November 2, 2011, Discovery acquired a non-fiction entertainment production company in the U.K. to develop content for its international networks.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Discovery Health Network

On January 1, 2011, the Company contributed the domestic Discovery Health network to OWN LLC in connection with the launch of The Oprah Winfrey Network (“OWN”), which resulted in a pretax gain of $129 million (see Note 3). As the Company continues to be involved in the operations of the Discovery Health network through its ownership interests in OWN LLC, the Company has not presented the financial position, results of operations and cash flows of the Discovery Health network as discontinued operations.

NOTE 3. VARIABLE INTEREST ENTITIES

In the normal course of business, the Company makes investments that support its underlying business strategy and provide it the ability to enter new markets for its brands, develop programming and distribute its existing content. In certain instances, an investment may qualify as a variable interest entity (“VIE”). As of March 31, 2012 and December 31, 2011, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which operate pay-television networks.

As of March 31, 2012 and December 31, 2011, the Company accounted for its interests in VIEs using the equity method. The aggregate carrying values of these equity method investments were $772 million and $807 million as of March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012 and 2011, the Company recognized losses of $48 million and $10 million, respectively, for its portion of net losses generated by VIEs accounted for using the equity method, which were recorded in other expense, net in the consolidated statements of operations.

As of March 31, 2012, the Company’s estimated risk of loss for investments in VIEs was approximately $799 million, which includes the carrying value of its investments, the unfunded portion of contractual funding commitments to equity method investees, and guarantees made on behalf of equity method investees. Actual amounts funded to OWN have exceeded contractual funding commitments, and the Company intends to continue to fund significant amounts to OWN. The Company has not recorded any obligations for future funding. The estimated risk of loss excludes the Company’s operating performance guarantee for Hub Television Networks LLC disclosed below.

Hub Television Networks LLC

Hub Television Networks LLC operates The Hub, which is a pay-television network that provides children’s and family entertainment and educational programming. The Company is obligated to provide The Hub with funding up to $15 million and services such as distribution, sales and administrative support for a fee (see Note 12). The Company has not provided funding as of March 31, 2012.

Based upon the level of equity investment at risk, The Hub is a VIE. Discovery and its partner, Hasbro Inc. (“Hasbro”), consent to decisions about programming and marketing strategy and thereby direct the activities of The Hub that most significantly impact its economic performance. The partners share equally in voting control and jointly consent to operating, financing and investing decisions. Neither has special governance rights, and both are equally represented on the board of The Hub. The partners also share equally in the profits, losses and funding of The Hub. The Company has determined that it is not the primary beneficiary of The Hub. Accordingly, the Company accounts for its investment in The Hub using the equity method.

Through December 31, 2015, the Company has guaranteed a certain level of performance for The Hub that requires compensation to Hasbro to the extent that distribution metrics decline versus levels historically achieved by the Discovery Kids channel. This guarantee extends on a declining basis through the period of guarantee. Upon inception of The Hub, the maximum amount potentially due under this guarantee was $300 million. As of March 31, 2012, the maximum amount potentially due under this guarantee was less than $150 million. The maximum exposure to loss is expected to decline to zero during 2015. As The Hub’s distribution is generally provided under long-term contracts with stable subscriber levels, the Company believes the likelihood is remote that the performance levels will not be achieved and, therefore, the performance guarantee is unlikely to have a material adverse impact on the Company. Accordingly, the fair value of the guarantee was not material as of March 31, 2012.

The carrying values of the Company’s investment in The Hub were $326 million and $334 million as of March 31, 2012 and December 31, 2011, respectively. Given that the results of The Hub’s operations have been below its initial long-term business plan, there is a possibility that future results may vary from the current assumptions in the long-term business plan. The Company continues to monitor the valuation of its investment in accordance with GAAP, which requires an impairment charge when there is an other-than-temporary decline in the investment’s value. No impairment was recorded for the three months ended March 31, 2012.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

OWN LLC

OWN LLC operates OWN, which is a pay-television network and website that provides adult lifestyle content focused on self-discovery and self-improvement. In connection with the launch of OWN on January 1, 2011, the Company contributed the domestic Discovery Health network to the venture. The contribution did not impact the Company’s ownership interest, voting control or governance rights related to OWN. Subsequent to the contribution, the Company no longer consolidates the domestic Discovery Health network, which was a component of its U.S. Networks segment. The assets of the Discovery Health network included goodwill and other identifiable assets with carrying values of $136 million and $8 million, respectively.

The Company recorded the contribution at fair value, which resulted in a pretax gain of $129 million and tax expense of $27 million. The fair value of the Company’s retained equity interest in OWN was estimated to be $273 million. The gain represents the fair value of the equity investment retained less the carrying values of contributed assets. The fair value of the contribution of the Discovery Health network to OWN was determined utilizing customary valuation methodologies including discounted cash flow valuation models. The underlying assumptions, such as future cash flows, weighted average costs of capital and long-term growth rates were generally not observable in the marketplace and therefore involved significant judgment.

The Company provides OWN funding and services such as distribution, licensing, sales and administrative support for a fee (see Note 12). As of March 31, 2012, the Company’s note receivable from OWN was $358 million, including funding of $328 million and interest accrued on outstanding borrowings of $30 million, which is in excess of the funding commitment of $189 million. The funding is secured by the net assets of OWN. While the Company expects to provide significant additional funding to OWN, the Company also expects to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. OWN will distribute its initial excess cash to the Company to repay funding then due. Following repayment of funding then due, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo Inc. (“Harpo”).

Based upon the level of equity investment at risk, OWN is a VIE. While the partners share equally in voting control, power is not shared because certain activities that significantly impact OWN’s economic performance are directed by Harpo. Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel. The Company has determined that it is not the primary beneficiary of OWN because it does not control activities that are critical to OWN’s operating performance and success. Accordingly, the Company accounts for its investment in OWN using the equity method.

In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests which are 50-50. However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company recognized $104 million or 100% of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began to record 100% of OWN’s net losses in other expense, net in the consolidated statements of operations. The Company will continue to record 100% of operating losses as long as Discovery provides all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. Future net income generated by OWN will initially be allocated 100% to the Company until losses absorbed in excess of Discovery’s equity ownership interest are recovered.

The carrying value of the Company’s investment in OWN, including its equity method investment and note receivable balance, was $412 million and $420 million as of March 31, 2012 and December 31, 2011, respectively. Given that the early results of OWN’s operations have been below its initial business plan, there is a possibility that the results of OWN’s future operations will fall below the revised long-term projections. The Company continues to monitor the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable and determine whether there is impairment of the Company’s equity investment in OWN. No impairment was recorded for the three months ended March 31, 2012.

Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN every two and one half years commencing on January 1, 2016 at fair market value up to a maximum put amount. The maximum put amount is a range from $100 million on the first put exercise date up to $400 million on the fourth put exercise date. The Company has recorded no amounts for the put right.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.

Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3	–	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Assets and liabilities measured at fair value on a recurring basis consisted of the following (in millions).

		March 31, 2012
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities: mutual funds	Prepaid expenses and other current assets	$91	$—	$—	$91
Available-for-sale securities: money market mutual funds	Cash and cash equivalents	640	—	—	640

Total assets		$731	$—	$—	$731

Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$91	$—	$—	$91

Total liabilities		$91	$—	$—	$91

		December 31, 2011
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities: mutual funds	Prepaid expenses and other current assets	$76	$—	$—	$76
Available-for-sale securities: money market mutual funds	Cash and cash equivalents	635	—	—	635

Total assets		$711	$—	$—	$711

Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$76	$—	$—	$76

Total liabilities		$76	$—	$—	$76

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

In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash, accounts receivable, accounts payable and debt. The carrying values for cash, accounts receivable and accounts payable approximated their fair values. The estimated fair value of the Company’s outstanding senior notes using quoted market prices, which are Level 1 inputs, was $4.7 billion and $4.6 billion as of March 31, 2012 and December 31, 2011, respectively.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5. CONTENT RIGHTS

Content rights consisted of the following (in millions).

	March 31, 2012	December 31, 2011
Produced content rights:
Completed	$2,366	$2,257
In-production	235	221
Coproduced content rights:
Completed	507	491
In-production	84	80
Licensed content rights:
Acquired	394	346
Prepaid	15	21

Content rights, at cost	3,601	3,416
Accumulated amortization	(2,168)	(2,021)

Total content rights, net	1,433	1,395
Current portion	(99)	(93)

Noncurrent portion	$1,334	$1,302

Content expense, which consists of content amortization, impairments and other production charges included in the cost of revenues in the consolidated statements of operations, was $243 million and $212 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6. DEBT

Outstanding debt consisted of the following (in millions).

	March 31, 2012	December 31, 2011
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
Capital lease obligations	97	106

Total long-term debt	4,247	4,256
Unamortized discount	(10)	(11)

Long-term debt, net	4,237	4,245
Current portion of long-term debt	(19)	(26)

Noncurrent portion of long-term debt	$4,218	$4,219

In addition to the debt instruments listed in the table above, the Company also has access to a $1.0 billion revolving credit facility. There were no amounts drawn under the revolving credit facility as of March 31, 2012 and December 31, 2011. If the Company were to draw on the revolving credit facility, outstanding balances would bear interest at a variable rate determined pursuant to the lending agreement. Balances outstanding under the revolving credit facility would be due on the expiration date which is October 12, 2015.

The Company was in compliance with all covenants and there were no events of default as of March 31, 2012 and December 31, 2011.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7. EQUITY

Stock Repurchase Program

As of March 31, 2012, the Company had been authorized by the Board of Directors to purchase a total of $2.0 billion of its common stock under its repurchase program. On April 25, 2012, the Company’s Board of Directors approved an additional $1.0 billion under the stock repurchase program. The repurchase program has no expiration date, although the additional authorization of $1.0 billion to the repurchase program will expire on April 25, 2014. During the three months ended March 31, 2012 and 2011, the Company repurchased 6.90 million and 4.73 million shares, respectively, of its Series C common stock for an aggregate purchase price of $288 million and $167 million, respectively, through open market transactions. The repurchases were funded using cash on hand. As of March 31, 2012, the Company had remaining authorization of $610 million for future repurchases of its common stock. The stock repurchases were recorded in treasury stock which reduces equity.

Other Comprehensive Income

The tax effects related to the component of other comprehensive income were as follows (in millions).

	Net Change in	Net Change in	Net Change in
	Before-tax Amount	Tax Expense	Net-of-tax Amount
Three Months Ended March 31, 2012:
Currency translation adjustments	$18	$(7)	$11

Other comprehensive income	$18	$(7)	$11

Three Months Ended March 31, 2011:
Currency translation adjustments	$27	$(10)	$17

Other comprehensive income	$27	$(10)	$17

The changes in the components of accumulated other comprehensive loss, net of taxes, were as follows (in millions).

	Net Change in	Net Change in	Net Change in
	Foreign Currency	Net Change in Derivatives and Market Value Adjustments	Accumulated Other Comprehensive Loss
Three Months Ended March 31, 2012:
Beginning balance	$(29)	$6	$(23)
Current period other comprehensive income	11	—	11

Ending balance	$(18)	$6	$(12)

Three Months Ended March 31, 2011:
Beginning balance	$(39)	$6	$(33)
Current period other comprehensive income	17	—	17

Ending balance	$(22)	$6	$(16)

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8. EQUITY-BASED COMPENSATION

The Company has various incentive plans under which unit awards, stock options, performance based restricted stock units (“PRSUs”), time based restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) have been issued. During the three months ended March 31, 2012, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2011 Form 10-K.

Equity-Based Compensation Expense

Equity-based compensation expense was as follows (in millions).

	Three Months Ended March 31,
	2012	2011
Unit awards	$20	$3
Stock options	11	10
PRSUs and RSUs	7	4
SARs	3	—

Total equity-based compensation expense	$41	$17

Tax benefit recognized	$15	$6

Compensation expense for all awards was recorded in selling, general and administrative expense in the consolidated statements of operations. As of March 31, 2012 and December 31, 2011, the Company recorded total liabilities for cash-settled awards of $36 million and $37 million, respectively.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Equity-Based Award Activity

Unit Awards

Unit award activity was as follows (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	5.5	$31.44
Granted	—	—
Settled	(1.8)	29.16		$24
Forfeited	—	—

Outstanding as of March 31, 2012	3.7	$31.91	1.28	$62

Vested and expected to vest as of March 31, 2012	3.5	$32.52	1.28	$59

Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. As of March 31, 2012, the weighted-average fair value of unit awards outstanding was $18.52 per unit award. The Company made cash payments to settle vested unit awards totaling $24 million and $66 million during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $34 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 1.83 years.

Stock Options

Stock option activity was as follows (in millions, except years and weighted-average grant price).

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	12.7	$22.52
Granted	0.9	47.70
Exercised	(3.5)	16.81		$104
Forfeited	(0.1)	28.06

Outstanding as of March 31, 2012	10.0	$26.78	5.62	$240

Vested and expected to vest as of March 31, 2012	9.8	$26.39	5.65	$237

Exercisable as of March 31, 2012	4.2	$20.51	4.97	$125

The Company received cash payments from the exercise of stock options totaling $57 million and $10 million during the three months ended March 31, 2012 and 2011, respectively. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2012 was $16.74 per option. The total intrinsic value of options exercised during the three months ended March 31, 2012 was $104 million. As of March 31, 2012, there was $54 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.69 years.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

PRSUs and RSUs

PRSU and RSU activity was as follows (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2011	2.2	$35.48
Granted	0.8	47.87
Converted	(0.1)	32.53		$5
Forfeited	—	—

Outstanding as of March 31, 2012	2.9	$39.42	2.11	$147

Vested and expected to vest as of March 31, 2012	2.7	$39.37	2.08	$136

PRSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service and whether the Company achieves certain operating performance targets. As of March 31, 2012, there were approximately 2 million outstanding PRSUs with a weighted-average grant price of $39.20. As of March 31, 2012, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $45 million, which is expected to be recognized over a weighted-average period of 1.79 years.

RSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service. As of March 31, 2012, there were approximately 1 million outstanding RSUs with a weighted-average grant price of $39.99. As of March 31, 2012, there was $23 million of unrecognized compensation cost, net of expected forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.93 years.

SARs

There were 2 million and zero SARs outstanding as of March 31, 2012 and December 31, 2011, respectively. The Company made no cash payments to settle exercised SARs during the three months ended March 31, 2012 or 2011.

NOTE 9. INCOME TAXES

The Company’s provisions for income taxes were $119 million and $146 million, and the effective tax rates were 35% and 32% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate for the three months ended March 31, 2012 was consistent with the U.S. federal statutory income tax rate of 35% after adjustment for the incremental U.S. tax expense on the inter-company license fees established in the 2011 international reorganization and state income taxes which were offset by production activity deductions and foreign tax credit benefits. The effective tax rate for the three months ended March 31, 2011 differed from the U.S. federal statutory income tax rate of 35% principally because the Company did not record a deferred tax liability of $21 million with respect to the portion of the outside basis in the OWN equity method investment attributable to the nondeductible goodwill contributed to OWN and production activity deductions, which were partially offset by state taxes.

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

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income available to Discovery Communications, Inc. stockholders	$221	$305
Denominator:
Weighted average shares outstanding — basic	386	409
Weighted average dilutive effect of equity awards	4	5

Weighted average shares outstanding — diluted	390	414

Income Per Share:
Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.57	$0.75

Diluted	$0.57	$0.74

Income per share is calculated by dividing the applicable income available to Discovery Communications, Inc. stockholders by the weighted average number of shares outstanding. Diluted income per share adjusts basic income per share for the dilutive effect of the assumed exercise of outstanding stock options and stock-settled SARs, the vesting of outstanding service based RSUs, and the expected shares issued under the Discovery Communications, Inc. 2011 Employee Stock Purchase Plan using the treasury stock method. Diluted income per share also adjusts basic income per share for the dilutive effect for the assumed vesting of outstanding PRSUs or other contingently issuable shares that would be issued under the respective arrangements assuming the last day of the most recent fiscal period was the end of the contingency period.

At March 31, 2012 and 2011, the weighted average number of basic and diluted shares outstanding included the Company’s outstanding Series A, Series B and Series C common stock, as well as its outstanding Series A and Series C convertible preferred stock, as the holder of each common and preferred series legally participates equally in any per share distributions.

For the three months ended March 31, 2012, the computation of diluted income per share excluded 2 million options because their inclusion would have been anti-dilutive, 2 million PRSUs because their performance targets were not achieved, and 1 million contingently issuable preferred shares because the specific release criteria were not met. For the three months ended March 31, 2011, the computation of diluted income per share excluded 1 million options because their inclusion would have been anti-dilutive, 1 million PRSUs because their performance targets were not achieved, and 1 million contingently issuable preferred shares because the specific release criteria were not met.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11. SUPPLEMENTAL DISCLOSURES

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in millions).

	As of March 31, 2012	As of December 31, 2011
Accrued payroll and related benefits	$172	$229
Content rights payable	100	86
Accrued income taxes	87	38
Accrued interest	62	25
Current portion of equity-based compensation liabilities	33	27
Accrued other	113	149

Total accrued expenses and other current liabilities	$567	$554

Other Expense, Net

Other expense, net consisted of the following (in millions).

	Three Months Ended March March 31,
	2012	2011
Losses from equity investees, net	$(48)	$(11)
Other, net	(2)	4

Total other expense, net	$(50)	$(7)

NOTE 12. RELATED PARTY TRANSACTIONS

In the normal course of business, the Company enters into transactions with other entities that are equity method investees of the Company or who share common directorship and ownership. Transactions with these entities are considered related party transactions. The following is a description of the Company’s related parties and related party transactions.

Equity Method Investees

The Company provides equity method investees, including unconsolidated VIEs, with content licenses and services such as distribution, sales and administrative support (see Note 3). Transactions for content licenses and services provided to equity method investees totaled $26 million and $21 million for the three months ended March 31, 2012 and 2011, respectively. Of these transactions, the Company provided funding for $14 million and $8 million for the three months ended March 31, 2012 and 2011, respectively. Operating expenses for services acquired from equity method investees were $3 million for each of the three months ended March 31, 2012 and 2011.

The Company’s equity method investment balance includes a note receivable of $358 million (see Note 3). The Company records interest earnings from loans to equity method investees as a component of losses from equity method investees, net, which is a component of other expense, net in the consolidated statements of operations. Interest earnings from related parties recorded by the Company totaled $6 million and $3 million for the three months ended March 31, 2012 and 2011, respectively.

Liberty Global, Liberty Interactive, and Liberty Media

The Company’s other related parties include entities that share common directorship or ownership. The majority of the revenue earned under contractual arrangements with other related parties relates to multi-year network distribution arrangements.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Discovery’s Board of Directors includes three members who serve as directors of Liberty Global, Inc. (“Liberty Global”), as well as two members who serve as directors of Liberty Interactive Corporation (“Liberty Interactive” formerly known as Liberty Media Corporation) and Liberty Media Corporation (“Liberty Media” formerly known as Liberty CapStarz, Inc.). John C. Malone is Chairman of the Board of Liberty Global, Liberty Interactive and Liberty Media (collectively, the “Liberty Group”) and beneficially owns approximately 35%, 32% and 40% of the aggregate voting power with respect to the election of directors of each company, respectively. Revenue from transactions with the Liberty Group totaled $9 million for each of the three months ended March 31, 2012 and 2011. The Company’s receivable balances as of March 31, 2012 and December 31, 2011 from transactions with the Liberty Group were not material.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 13. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Commitments

In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and capital leases, employment contracts, sponsorship commitments, arrangements to purchase various goods and services, future funding commitments to equity method investees (see Note 3), and the obligation to issue additional preferred shares under the anti-dilution provisions of its outstanding preferred stock.

Contingencies

Put Right

Harpo has the right to require the Company to purchase its interest in OWN for fair value at various dates (see Note 3). No amounts have been recorded for put right obligations.

Legal Matters

In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Guarantees

The Company has guaranteed a certain level of operating performance for The Hub (see Note 3). There were no material amounts recorded for guarantees associated with equity method investees as of March 31, 2012 and December 31, 2011.

The Company may provide indemnities intended to protect others from certain business risks. Similarly, the Company may remain contingently liable for certain obligations in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of March 31, 2012 and December 31, 2011.

NOTE 14. REPORTABLE SEGMENTS

The Company’s reportable segments are determined based on (i) financial information reviewed by its chief operating decision maker (“CODM”), the Chief Executive Officer, (ii) internal management and related reporting structure, and (iii) the basis upon which the CODM makes resource allocation decisions.

The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated for consolidation are not eliminated at the segment level. In determining segment performance, inter-segment transactions are treated as third-party transactions. Inter-segment transactions, which primarily include advertising and content purchases between segments, were not significant for the periods presented.

The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges, and (vi) gains and losses on business and asset dispositions. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market equity-based compensation, exit and restructuring charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. The Company also excludes depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with GAAP.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present summarized financial information for each of the Company’s reportable segments (in millions).

Revenues

	Three Months Ended March 31,
	2012	2011
U.S. Networks	$681	$587
International Networks	380	323
Education and Other	42	41

Total revenues	$1,103	$951

Adjusted OIBDA

	Three Months Ended March 31,
	2012	2011
U.S. Networks	$395	$334
International Networks	171	144
Education and Other	5	8
Corporate and inter-segment eliminations	(64)	(59)

Total Adjusted OIBDA	$507	$427

Reconciliation of Total Adjusted OIBDA to Consolidated Operating Income

	Three Months Ended March 31,
	2012	2011
Total Adjusted OIBDA	$507	$427
Amortization of deferred launch incentives	(5)	(14)
Mark-to-market equity-based compensation	(25)	(4)
Depreciation and amortization	(30)	(30)
Restructuring charges	(1)	(1)
Gain on disposition	—	129

Total operating income	$446	$507

Total Assets

	March 31, 2012	December 31, 2011
U.S. Networks	$2,689	$2,679
International Networks	1,267	1,244
Education and Other	61	68
Corporate and inter-segment eliminations	7,918	7,922

Total assets	$11,935	$11,913

Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CODM and do not allocate goodwill to the Company’s segments.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Overview

As of March 31, 2012 and December 31, 2011, the senior notes outstanding (see Note 6) have been issued by Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, pursuant to a Registration Statement on Form S-3 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 17, 2009 (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company, (collectively, the “Issuers”) may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and comprehensive income, and cash flows of (i) the Company, (ii) DCH, (iii) DCL, (iv) the non-guarantor subsidiaries of DCL on a combined basis, (v) the other non-guarantor subsidiaries of the Company on a combined basis and (vi) reclassifications and eliminations necessary to arrive at the consolidated financial statement balances for the Company. DCL and the non-guarantor subsidiaries of DCL are the primary operating subsidiaries of the Company. DCL primarily includes Discovery Channel and TLC networks in the U.S. The non-guarantor subsidiaries of DCL include the Company’s other U.S. and international networks, education businesses, and most of the Company’s websites and other digital media services. The non-guarantor subsidiaries of DCL are wholly-owned subsidiaries of DCL with the exception of certain equity method investments. DCL is a wholly-owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly-owned subsidiary of the Company. DHC is included in the other non-guarantor subsidiaries of the Company.

Basis of Presentation

Solely for purposes of presenting the condensed consolidating financial statements, investments in the Company’s subsidiaries have been accounted for by their respective parent company using the equity method. Accordingly, in the following condensed consolidating financial statements, the equity method has been applied to (i) the Company’s interests in DCH and the other non-guarantor subsidiaries of the Company, (ii) DCH’s interest in DCL, and (iii) DCL’s interests in the non-guarantor subsidiaries of DCL. Inter-company accounts and transactions have been eliminated to arrive at the consolidated financial statement amounts for the Company. The Company’s accounting bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed-down” to the applicable subsidiaries.

Prior to the International reorganization that occurred in November 2011, all direct and indirect subsidiaries were included in the Company’s consolidated U.S. income tax return. Effective with the reorganization, the operations of certain of the Company’s international subsidiaries are excluded from the Company’s consolidated U.S. income tax return. Tax expense related to permanent differences has been allocated to the entity that created the difference. Tax expense related to temporary differences has been allocated to the entity that created the difference, if possible. The remaining temporary differences are allocated to each entity included in the Company’s consolidated U.S. income tax return based on each entity’s relative pretax income. Deferred taxes have been allocated based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.

The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company.

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheet

March 31, 2012

(in millions)

	Discovery Communi- cations, Inc.	Discovery Communi- cations Holding, LLC	Discovery Communi- cations, LLC	Non-Guarantor Subsidiaries of Discovery Communi- cations, LLC	Other Non- Guarantor Subsidiaries of Discovery Communi- cations, Inc.	Reclassifications and Eliminations	Discovery Communi- cations, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$985	$58	$1	$—	$1,044
Receivables, net	—	—	402	647	13	—	1,062
Content rights, net	—	—	5	94	—	—	99
Deferred income taxes	—	—	32	40	—	—	72
Prepaid expenses and other current assets	15	—	101	57	1	—	174
Intercompany trade receivables, net	—	—	40	—	—	(40)	—

Total current assets	15	—	1,565	896	15	(40)	2,451
Investment in and advances to subsidiaries	6,588	6,567	4,650	—	4,387	(22,192)	—
Noncurrent content rights, net	—	—	548	786	—	—	1,334
Goodwill	—	—	3,767	2,527	—	—	6,294
Equity method investments	—	—	341	437	—	—	778
Other noncurrent assets	—	20	479	591	8	(20)	1,078

Total assets	$6,603	$6,587	$11,350	$5,237	$4,410	$(22,252)	$11,935

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$6	$13	$—	$—	$19
Other current liabilities	38	7	326	344	6	—	721
Intercompany trade payables, net	—	—	—	40	—	(40)	—

Total current liabilities	38	7	332	397	6	(40)	740
Long-term debt	—	—	4,154	64	—	—	4,218
Other noncurrent liabilities	—	—	297	123	9	(20)	409

Total liabilities	38	7	4,783	584	15	(60)	5,367

Equity attributable to Discovery Communications, Inc.	6,565	6,580	6,567	4,653	4,395	(22,195)	6,565
Noncontrolling interests	—	—	—	—	—	3	3

Total equity	6,565	6,580	6,567	4,653	4,395	(22,192)	6,568

Total liabilities and equity	$6,603	$6,587	$11,350	$5,237	$4,410	$(22,252)	$11,935

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2011

(in millions)

	Discovery Communi- cations, Inc.	Discovery Communi- cations Holding, LLC	Discovery Communi- cations, LLC	Non-Guarantor Subsidiaries of Discovery Communi- cations, LLC	Other Non- Guarantor Subsidiaries of Discovery Communi- cations, Inc.	Reclassifications and Eliminations	Discovery Communi- cations, Inc. and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$964	$83	$1	$—	$1,048
Receivables, net	—	—	423	608	13	(2)	1,042
Content rights, net	—	—	7	86	—	—	93
Deferred income taxes	—	—	33	40	—	—	73
Prepaid expenses and other current assets	35	—	89	50	1	—	175

Total current assets	35	—	1,516	867	15	(2)	2,431
Investment in and advances to consolidated subsidiaries	6,482	6,460	4,569	—	4,317	(21,828)	—
Noncurrent content rights, net	—	—	559	743	—	—	1,302
Goodwill	—	—	3,767	2,524	—	—	6,291
Equity method investments	—	—	350	457	—	—	807
Other noncurrent assets	—	20	485	590	7	(20)	1,082

Total assets	$6,517	$6,480	$11,246	$5,181	$4,339	$(21,850)	$11,913

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$6	$20	$—	$—	$26
Accounts payable, accrued expenses and other current liabilities	—	5	320	390	6	(1)	720

Total current liabilities	—	5	326	410	6	(1)	746
Long-term debt	—	—	4,154	65	—	—	4,219
Other noncurrent liabilities	—	—	306	135	8	(20)	429

Total liabilities	—	5	4,786	610	14	(21)	5,394

Equity attributable to Discovery Communications, Inc.	6,517	6,475	6,460	4,571	4,325	(21,831)	6,517
Noncontrolling interests	—	—	—	—	—	2	2

Total equity	6,517	6,475	6,460	4,571	4,325	(21,829)	6,519

Total liabilities and equity	$6,517	$6,480	$11,246	$5,181	$4,339	$(21,850)	$11,913

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2012

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$425	$662	$18	$(2)	$1,103
Costs of revenues, excluding depreciation and amortization	—	—	92	206	15	(2)	311
Selling, general and administrative	3	—	71	238	3	—	315
Depreciation and amortization	—	—	9	20	1	—	30
Restructuring charges	—	—	—	1	—	—	1

Total costs and expenses	3	—	172	465	19	(2)	657

Operating (loss) income	(3)	—	253	197	(1)	—	446
Equity in earnings of subsidiaries	223	223	90	—	150	(686)	—
Interest expense	—	—	(54)	(1)	—	—	(55)
Other expense, net	—	—	(1)	(49)	—	—	(50)

Income before income taxes	220	223	288	147	149	(686)	341
Benefit from (provision for) income taxes	1	—	(65)	(56)	1	—	(119)

Net income	221	223	223	91	150	(686)	222
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)

Net income available to Discovery Communications, Inc. stockholders	$221	$223	$223	$91	$150	$(687)	$221

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2011

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Revenues	$—	$—	$411	$524	$18	$(2)	$951
Costs of revenues, excluding depreciation and amortization	—	—	96	164	15	(2)	273
Selling, general and administrative	3	—	83	180	3	—	269
Depreciation and amortization	—	—	10	19	1	—	30
Restructuring charges	—	—	—	1	—	—	1
Gain on disposition	—	—	—	(129)	—	—	(129)

Total costs and expenses	3	—	189	235	19	(2)	444

Operating (loss) income	(3)	—	222	289	(1)	—	507
Equity in earnings of subsidiaries	307	308	192	—	205	(1,012)	—
Interest expense	—	—	(47)	(2)	—	—	(49)
Other income (expense), net	—	—	1	(8)	—	—	(7)

Income before income taxes	304	308	368	279	204	(1,012)	451
Benefit from (provision for) income taxes	1	—	(60)	(87)	—	—	(146)

Net income attributable to Discovery Communications, Inc. stockholders	$305	$308	$308	$192	$204	$(1,012)	$305

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2012

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Net income	$221	$223	$223	$91	$150	$(686)	$222
Other comprehensive income, net of tax:
Foreign currency translation adjustments	11	11	11	11	7	(40)	11

Comprehensive income	232	234	234	102	157	(726)	233
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)

Comprehensive income attributable to Discovery Communications, Inc. stockholders	$232	$234	$234	$102	$157	$(727)	$232

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2011

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Net income	$305	$308	$308	$192	$204	$(1,012)	$305
Other comprehensive income, net of tax:
Foreign currency translation adjustments	17	17	17	17	11	(62)	17

Comprehensive income attributable to Discovery Communications, Inc. stockholders	$322	$325	$325	$209	$215	$(1,074)	$322

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2012

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash provided by operating activities	$58	$2	$83	$105	$—	$—	$248
Investing Activities
Purchases of property and equipment	—	—	(9)	(12)	—	—	(21)
Distribution from equity method investees	—	—	—	17	—	—	17
Investments in and advances to equity method investees	—	—	—	(38)	—	—	(38)

Cash used in investing activities	—	—	(9)	(33)	—	—	(42)
Financing Activities
Principal repayments of capital lease obligations	—	—	(1)	(9)	—	—	(10)
Repurchases of common stock	(288)	—	—	—	—	—	(288)
Proceeds from stock option exercises	57	—	—	—	—	—	57
Excess tax benefits from equity-based compensation	30	—	—	—	—	—	30
Inter-company contributions and other financing activities, net	143	(2)	(52)	(91)	—	—	(2)

Cash used in financing activities	(58)	(2)	(53)	(100)	—	—	(213)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	—	3

Net change in cash and cash equivalents	—	—	21	(25)	—	—	(4)
Cash and cash equivalents, beginning of period	—	—	964	83	1	—	1,048

Cash and cash equivalents, end of period	$—	$—	$985	$58	$1	$—	$1,044

DISCOVERY COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2011

(in millions)

	Discovery Communications, Inc.	Discovery Communications Holding, LLC	Discovery Communications, LLC	Non-Guarantor Subsidiaries of Discovery Communications, LLC	Other Non- Guarantor Subsidiaries of Discovery Communications, Inc.	Reclassifications and Eliminations	Discovery Communications, Inc. and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$107	$(6)	$25	$91	$—	$—	$217
Investing Activities
Purchases of property and equipment	—	—	(6)	(5)	—	—	(11)
Investments in and advances to equity method investees	—	—	—	(57)	—	—	(57)
Other investing activities, net	—	—	—	(2)	—	—	(2)

Cash used in investing activities	—	—	(6)	(64)	—	—	(70)
Financing Activities
Principal repayments of capital lease obligations	—	—	(1)	(9)	—	—	(10)
Repurchases of common stock	(167)	—	—	—	—	—	(167)
Cash distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Proceeds from stock option exercises	10	—	—	—	—	—	10
Excess tax benefits from equity-based compensation	4	—	—	—	—	—	4
Inter-company contributions and other financing activities, net	46	6	(14)	(43)	—	5	—

Cash (used in) provided by financing activities	(107)	6	(15)	(52)	—	—	(168)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	—	8

Net change in cash and cash equivalents	—	—	4	(17)	—	—	(13)
Cash and cash equivalents, beginning of period	—	—	369	93	4	—	466

Cash and cash equivalents, end of period	$—	$—	$373	$76	$4	$—	$453

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of broadband distribution and production companies; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes applicable to our operations due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors,” in our 2011 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

BUSINESS OVERVIEW

We are a global nonfiction media and entertainment company that provides programming across multiple distribution platforms throughout the world. We distribute customized programming, in over 40 languages, in the U.S. and over 200 other countries and territories. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC, and Animal Planet. We also have a diversified portfolio of websites and other digital media services, develop and sell curriculum-based products and services, and provide postproduction audio services.

Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition additional branded channels and businesses that can sustain long-term growth and occupy a desired programming niche with strong consumer appeal. Our strategy is to optimize the distribution, ratings, and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, mobile devices, VOD, broadband channels, and on-line streaming, which provide promotional platforms for our television programming and serve as additional outlets for advertising and distribution revenues.

Our content spans genres including science, exploration, survival, natural history, sustainability, technology, docu-series, anthropology, paleontology, history, space, archaeology, health and wellness, engineering, adventure, lifestyles, forensics, civilizations, and current events. Our programming tends to maintain its relevance for an extended period of time. As a result, a significant amount of our content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages. We also create local programming tailored to individual market preferences.

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

U.S. Networks

U.S. Networks generated net revenues of $681 million during the three months ended March 31, 2012, which represented 62% of our total consolidated net revenues. This segment wholly owns and operates nine national television networks, including Discovery Channel, TLC, Animal Planet, Investigation Discovery, and Science. In addition, this segment holds our interests in The Oprah Winfrey Network (“OWN”), The Hub, and 3net, which are networks operated by equity method investees.

U.S. Networks generates revenues from fees charged to distributors of our television networks’ content, which include cable and DTH satellite service providers and digital distributors, from advertising sold on our television networks, and other arrangements. Distribution fees are largely based on the number of subscribers receiving our programming. Advertising revenue is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. U.S. Networks also generates income to offset expenses associated with providing affiliate and advertising sales representation and network services for equity method investee networks and the licensing of our brands for consumer products. During the three months ended March 31, 2012, distribution, advertising, and other revenues were 50%, 48%, and 2%, respectively, of total net revenues for this segment. Discovery Channel, TLC and Animal Planet collectively generated 68% of U.S. Networks’ total net revenues.

U.S. Networks’ largest single cost is content expense, including content amortization, content impairments, and production costs. U.S. Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which normally results in an accelerated amortization method over the estimated useful lives. Certain networks utilize a straight-line method of amortization over the estimated useful lives of the content.

On January 1, 2011, we contributed the domestic Discovery Health network to OWN. The contribution included affiliate relationships with cable operators and DTH satellite service providers, content licenses, and website user information. The contribution did not impact our ownership interest, voting control, or governance rights related to OWN, but was accompanied by an equitable partner contribution to OWN. We recorded our contribution at fair value, which resulted in a pretax gain of $129 million. The gain resulted in $27 million of tax expense. Following the contribution, we no longer consolidate the domestic Discovery Health network. See Note 2 to the accompanying consolidated financial statements included in Item 1, “Financial Statements” in this Form 10-Q.

International Networks

International Networks generated net revenues of $380 million during the three months ended March 31, 2012, which represented 34% of our total consolidated net revenues. International Networks consists of national and pan-regional television networks and a portfolio of websites. Discovery Channel, Animal Planet, and TLC lead the International Networks’ branded television networks, which are distributed in virtually every pay-television market in the world through operational centers in London,

Singapore, and Miami. Of U.S. television companies, International Networks has one of the largest international television network distribution platforms with one to twelve networks in more than 200 countries and territories. At March 31, 2012, International Networks operated over 160 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also operates free to air networks in the U.K., Germany, Italy, and Spain. International Networks continues to pursue international expansion in select areas.

Similar to U.S. Networks, the primary source of revenue for International Networks are fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and from advertising sold on our television networks. Distribution fees are largely based on the number of subscribers receiving our programming. Distribution revenue is recognized net of incentives that we provide to operators in exchange for carrying our networks. Incentives may include cash payment to operators (“launch incentives”), providing the channel to the distributor for free for a predetermined length of time, or both. Launch incentives are capitalized as assets upon launch of our network by the operator and are amortized on a straight-line basis as a reduction of revenue over the term of the contract, including free periods.

International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. Advertising revenue is dependent upon a number of factors including the stage of development of pay television markets, number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In developing pay television markets, we expect that advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay television. In relatively mature markets, such as Western Europe, increased market penetration and distribution are unlikely to drive rapid growth. Instead, growth in advertising revenue will come from increasing viewership and advertising pricing on our existing pay television networks and launching new services in pay television and free television environments. During the three months ended March 31, 2012, distribution, advertising, and other revenues were 63%, 33%, and 4%, respectively, of total net revenues for this segment.

International Networks’ largest cost is content expense. International Networks executes a localization strategy by offering programming from U.S. Networks, customized content, and localized schedules via our distribution feeds. While our International Networks segment maximizes the use of programming from .S. Networks, we also develop local programming that is tailored to individual market preferences. International Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives.

Education and Other

Education and Other generated net revenues of $42 million during the three months ended March 31, 2012, which represented 4% of our total consolidated net revenues. Education and Other is comprised of curriculum-based product and service offerings and postproduction audio services. Our education business generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, student assessment tools, publication of hardcopy curriculum-based content, corporate partnerships, and global brand and content licensing. Other businesses primarily include postproduction audio services that are provided to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies, and interactive producers.

RESULTS OF OPERATIONS

Reclassifications

Beginning July 1, 2011, we expanded the types of revenue included in distribution revenue in our consolidated statements of operations to include fees charged for certain licensing arrangements, including those for digital streaming of library content, and reclassified prior year amounts. Such fees, which totaled $4 million for the three months ended March 31, 2011, were previously classified as other revenues and have been reclassified to distribution revenue to conform to the current presentation.

Consolidated Results of Operations

Our consolidated results of operations were as follows (in millions).

	Three Months Ended March 31,
	2012	2011	% Change
Revenues:
Distribution	$576	$484	19%
Advertising	453	392	16%
Other	74	75	(1)%

Total revenues	1,103	951	16%
Costs of revenues, excluding depreciation and amortization	311	273	14%
Selling, general and administrative	315	269	17%
Depreciation and amortization	30	30	—%
Restructuring charges	1	1	—%
Gain on disposition	—	(129)	(100)%

Total costs and expenses	657	444	48%
Operating income	446	507	(12)%
Interest expense	(55)	(49)	12%
Other expense, net	(50)	(7)	NM

Income before income taxes	341	451	(24)%
Provision for income taxes	(119)	(146)	(18)%

Net income	222	305	(27)%
Net income attributable to noncontrolling interests	(1)	—	NM

Net income available to Discovery Communications, Inc. stockholders	$221	$305	(28)%

NM – not meaningful.

Revenues

Distribution revenue increased $92 million. Excluding the impact of foreign currency fluctuations, distribution revenue increased 20%, or $96 million. During 2011 and 2012, we extended and expanded agreements to license selected library titles. As a result of titles delivered under these types of agreements, license revenue increased $50 million. The remaining distribution revenue increase was attributable to contractual rate increases and growth of pay television services and subscribers.

Advertising revenue increased $61 million. Excluding the impact of foreign currency fluctuations, advertising revenue increased 16%, or $64 million. The increase was primarily due to worldwide increases in pricing, higher ratings delivery and sellouts at U.S. Networks, and additional revenue from international free to air networks.

Other revenue decreased $1 million due to a decrease in revenue recognized from services provided to our unconsolidated equity method investees (see Note 12), offset by revenue from a production company acquired during the fourth quarter of 2011. Changes in foreign currency exchange rates did not significantly impact other revenues.

Costs of Revenues

Costs of revenues, which consist primarily of content expense, distribution costs, and sales commissions, increased $38 million. Excluding the impact of foreign currency fluctuations, costs of revenues increased 15%, or $40 million. The increase in costs of revenues was principally related to higher content expense of $26 million, which primarily reflects our continued investment in content, an increase of $8 million for charges associated with the licensing of selected library titles, and higher international production and distribution costs.

Selling, General and Administrative

Selling, general and administrative expenses, which consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees, increased $46 million. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 19%, or $50 million. The increase in selling, general and administrative expenses was primarily due to higher employee compensation costs, increases in headcount, higher marketing costs, and increases of $24 million for equity-based compensation. Equity-based compensation expense increased $20 million due to an increase in the value of outstanding unit awards, which are cash-settled awards, and $4 million due to additional grants of stock options, performance-based restricted stock units (“PRSUs”) and service-based restricted stock units (“RSUs”).

Depreciation and Amortization

Depreciation and amortization expense, which includes depreciation of fixed assets and amortization of finite-lived intangible assets, was consistent compared to the prior year.

Restructuring Charges

We incurred restructuring charges of $1 million for each of the three months ended March 31, 2012 and 2011, related to various employee terminations and organizational changes.

Gain on Disposition

In connection with the contribution of the Discovery Health network to OWN on January 1, 2011, we recorded a pretax gain of $129 million for the three months ended March 31, 2011, which represents the fair value of the investment retained less the book basis of contributed assets.

Interest Expense

Interest expense increased $6 million due to an increase in outstanding debt.

Other Expense, Net

Other expense, net, which consists primarily of losses from our equity method investees, increased $43 million due to a $37 million increase in losses from equity method investees. During the three months ended March 31, 2012, accumulated losses depleted OWN’s equity balance requiring our recognition of 100% of OWN’s incremental net losses. We recognized 50% of OWN’s net losses throughout 2011. (See Note 3.)

Provision for Income Taxes

Our tax provision and effective tax rate were $119 million and 35%, respectively, for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2012 was consistent with the U.S. federal statutory income tax rate of 35% after adjustment for the incremental U.S. tax expense on the inter-company license fees established in the 2011 international reorganization and state income taxes, offset by production activity deductions and foreign tax credit benefits.

Our tax provision and effective tax rate were $146 million and 32%, respectively, for the three months ended March 31, 2011. The effective tax rate differed from the U.S. federal statutory income tax rate of 35% principally because we did not record a deferred tax liability of $21 million with respect to the portion of the outside basis in OWN attributable to the nondeductible goodwill contributed to OWN and production activity deductions, which were partially offset by state taxes.

The tax law that allows for the immediate deduction of certain domestic programming costs expired in 2011. If the tax law is extended, we would immediately deduct certain programming costs, which would decrease our current tax liability for 2012 with a corresponding increase to our deferred tax liability.

Segment Results of Operations

We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges, and (vi) gains (losses) on business and asset dispositions. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude mark-to-market equity-based compensation, exit and restructuring charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. We also exclude the depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

Additionally, certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Additional financial information for our reportable segments is set forth in Note 14 to the accompanying consolidated financial statements.

Consolidated Adjusted OIBDA was calculated as follows (in millions).

	Three Months Ended March 31
	2012	2011	% Change
Revenues:
U.S. Networks	$681	$587	16%
International Networks	380	323	18%
Education and Other	42	41	2%

Total revenues	1,103	951	16%
Costs of revenues, excluding depreciation and amortization(1)	(311)	(273)	14%
Selling, general and administrative(1)	(290)	(265)	9%
Add: Amortization of deferred launch incentives(2)	5	14	(64)%

Adjusted OIBDA	$507	$427	19%

NM – not meaningful.

(1)

Costs of revenues and selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring charges, gains (losses) on dispositions, and depreciation and amortization.

(2)	Amortization of deferred launch incentives are included as a reduction of distribution revenue for reporting in accordance with GAAP but are excluded from Adjusted OIBDA.

The following table presents our Adjusted OIBDA, by segment, with a reconciliation of total consolidated Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended March 31,
	2012	2011	% Change
Adjusted OIBDA:
U.S. Networks	$395	$334	18%
International Networks	171	144	19%
Education and Other	5	8	(38)%
Corporate and inter-segment eliminations	(64)	(59)	8%

Total Adjusted OIBDA	507	427	19%
Amortization of deferred launch incentives	(5)	(14)	(64)%
Mark-to-market equity-based compensation	(25)	(4)	NM
Depreciation and amortization	(30)	(30)	—%
Restructuring charges	(1)	(1)	—%
Gain on dispositions	—	129	(100)%

Operating income	$446	$507	(12)%

NM – not meaningful.

U.S. Networks

The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2012	2011	% Change
Revenues:
Distribution	$337	$274	23%
Advertising	329	290	13%
Other	15	23	(35)%

Total revenues	681	587	16%
Costs of revenues, excluding depreciation and amortization	(171)	(147)	16%
Selling, general and administrative	(117)	(108)	8%
Add: Amortization of deferred launch incentives	2	2	—%

Adjusted OIBDA	395	334	18%
Amortization of deferred launch incentives	(2)	(2)	—%
Depreciation and amortization	(3)	(4)	(25)%
Restructuring charges	(1)	(1)	—%
Gain on disposition	—	129	(100)%

Operating income	$389	$456	(15)%

NM – not meaningful.

Revenues

Distribution revenue increased $63 million primarily due to the extension and expansion of agreements to license selected library titles. As a result of titles delivered under these types of agreements, license revenue increased $50 million. The remaining distribution revenue increase was attributable to annual contractual rate increases and increases in paying subscribers, principally for our networks carried on the digital tier.

Advertising revenue increased $39 million driven by increased pricing in the upfront and scatter markets, higher ratings delivery and higher sellouts.

Other revenue decreased $8 million due to a decrease in revenue recognized from services provided to our unconsolidated equity method investees (See Note 12).

Costs of Revenues

Costs of revenues increased $24 million due to higher content expense, which primarily reflects our continued investment in content, and an increase of $8 million in expenses associated with the licensing of selected library titles.

Selling, General and Administrative

Selling, general and administrative expenses increased $9 million attributable to higher marketing and personnel costs.

Adjusted OIBDA

Adjusted OIBDA increased $61 million primarily due to increased revenue from licensing of selected library titles, contractual rate increases with our affiliates, and higher advertising sales, partially offset by higher content expense and selling, general and administrative expenses.

International Networks

The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2012	2011	% Change
Revenues:
Distribution	$239	$210	14%
Advertising	124	102	22%
Other	17	11	55%

Total revenues	380	323	18%
Costs of revenues, excluding depreciation and amortization	(119)	(105)	13%
Selling, general and administrative	(93)	(86)	8%
Add: Amortization of deferred launch incentives	3	12	(75)%

Adjusted OIBDA	171	144	19%
Amortization of deferred launch incentives	(3)	(12)	(75)%
Depreciation and amortization	(11)	(10)	10%

Operating income	$157	$122	29%

NM – not meaningful.

Revenues

Distribution revenue increased $29 million. Excluding the impact of foreign currency fluctuations, distribution revenue increased 16%, or $33 million, which is attributable to continued growth of pay television services and subscribers across all regions, as well as decreased amortization of deferred launch incentives.

Advertising revenue increased $22 million. Excluding the impact of foreign currency fluctuations, advertising revenue increased by 25%, or $25 million, due to improved pricing across most regions and increased viewership at free to air networks and new and rebranded cable networks.

Other revenue increased $6 million due to revenue from a production company acquired during the fourth quarter of 2011. Changes in foreign currency exchange rates did not significantly impact other revenues.

Costs of Revenues

Costs of revenues increased $14 million. Excluding the impact of foreign currency fluctuations, costs of revenues increased 15%, or $16 million, due to increased content investment, as well as higher production and distribution costs.

Selling, General and Administrative

Selling, general and administrative expenses increased $7 million. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 13%, or $11 million, attributable to increased personnel costs across most regions. The variance in foreign currency largely resulted from working capital revaluations for European and Asian entities.

Adjusted OIBDA

Adjusted OIBDA increased $27 million primarily due to the growth of television services and subscribers across all regions, which resulted in higher distribution and advertising revenues, as well as higher costs of revenues and selling, general, and administrative expenses. Changes in foreign currency exchange rates did not significantly impact Adjusted OIBDA.

Education and Other

The following table presents, for our Education and Other segment, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2012	2011	% Change
Revenues	$42	$41	2%
Costs of revenues, excluding depreciation and amortization	(21)	(21)	—%
Selling, general and administrative	(16)	(12)	33%

Adjusted OIBDA	5	8	(38)%
Depreciation and amortization	(1)	(2)	(50)%

Operating income	$4	$6	(33)%

NM – not meaningful.

Revenues

Revenues were consistent with prior year amounts.

Costs of Revenues

Costs of revenues, which consist principally of content expense, royalty payments, and distribution costs, were consistent with prior year amounts.

Selling, General and Administrative

Selling, general and administrative expenses, which are principally comprised of employee costs, increased $4 million due to additional headcount.

Adjusted OIBDA

Adjusted OIBDA decreased $3 million primarily due to increased employee expenses.

Corporate and Inter-segment Eliminations

The following table presents, for our unallocated corporate amounts, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended March 31,
	2012	2011	% Change
Selling, general and administrative	$(64)	$(59)	8%

Adjusted OIBDA	(64)	(59)	8%
Mark-to-market equity-based compensation	(25)	(4)	NM
Depreciation and amortization	(15)	(14)	7%

Operating loss	$(104)	$(77)	35%

NM – not meaningful.

Corporate operations primarily consist of executive management, administrative support services, substantially all of our equity-based compensation, and a consolidated joint venture. Corporate expenses are excluded from segment results to evaluate business segment performance based upon decisions made directly by business segment executives.

Selling, general and administrative expenses increased $5 million due to higher equity-based compensation expense for equity-settled awards such as stock options, PRSUs, and RSUs that received fixed accounting.

FINANCIAL CONDITION

Sources and Uses of Cash

Our principal sources of cash are cash and cash equivalents on hand, cash flows from operating activities, available borrowing capacity under our revolving credit facility, and access to capital markets. As of March 31, 2012, we had $2.0 billion of available capital resources, which were comprised of $1.0 billion of cash and cash equivalents on hand and approximately $1.0 billion available to borrow under our revolving credit facility. As a public company, we may have access to other sources of capital such as the public bond and equity markets. On June 17, 2009, we filed a Registration Statement on Form S-3 (the “Shelf Registration”) with the SEC in which we registered securities, including debt securities, common stock, and preferred stock. We have issued approximately $4.2 billion of senior notes under the Shelf Registration. Access to sufficient capital from the public market is not assured.

Our primary uses of cash include the creation and acquisition of new content, repurchases of treasury stock, personnel costs, payments for income taxes and interest on our outstanding senior notes, and funding various equity method investments. On April 25, 2012, our Board of Directors approved an additional $1.0 billion under our stock repurchase program, pursuant to which we were previously authorized to purchase up to $2.0 billion of our common stock. The additional authorization of $1.0 billion to our stock repurchase program will expire on April 25, 2014. We have been funding and expect to continue to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility, and future financing transactions. Under the program, management is authorized to purchase shares through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements and subject to stock price, business conditions, market conditions, and other factors. The repurchase program has no expiration date. In addition, we expect to continue to provide significant additional funding to our equity method investees and over time to recoup amounts funded.

We believe our financial condition is sound and anticipate that our existing cash and cash equivalents on hand, cash generated by operating activities and cash available to us, considered together, will meet our anticipated operating cash requirements for at least the next twelve months.

Cash Flows

Changes in cash and cash equivalents were as follows (in millions).

	Three Months Ended March 31,
	2012	2011
Cash and cash equivalents, beginning of period	$1,048	$466
Cash provided by operating activities	248	217
Cash used in investing activities	(42)	(70)
Cash used in financing activities	(213)	(168)
Effect of exchange rate changes on cash and cash equivalents	3	8

Net change in cash and cash equivalents	(4)	(13)

Cash and cash equivalents, end of period	$1,044	$453

Operating Activities

Cash provided by operating activities increased $31 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to operating results. There were also decreases in cash settled equity-based compensation payments of $42 million as a result of fewer settlements, offset by increases in taxes paid of $44 million as a result of a $39 million tax refund received during 2011 without a comparable refund during the three months ended March 31, 2012.

Investing Activities

Cash flows used in investing activities decreased $28 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease was primarily attributable to declines in advances to our equity method investees of $19 million. Additionally, there were $17 million in investment proceeds from an equity method investee that were partially offset by increases of $10 million in purchases of property and equipment.

Financing Activities

Cash flows used in financing activities increased $45 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was principally due to a $121 million increase in repurchases of our Series C common stock pursuant to our stock repurchase program. The increase in cash used in financing activities was partially offset by a $47 million increase in proceeds from stock option exercises and a $26 million increase in excess tax benefits from stock-based compensation.

Capital Resources

As of March 31, 2012, we had approximately $2.0 billion of total capital resources available and comprised of the following (in millions).

	March 31, 2012
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$1,044	$—	$—	$1,044
Revolving credit facility	1,000	1	—	999
Fixed rate public debt:
3.70% Senior Notes, semi-annual interest, due June 2015	850	—	850	—
5.625% Senior Notes, semi-annual interest, due August 2019	500	—	500	—
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	—	1,300	—
4.375% Senior Notes, semi-annual interest, due June 2021	650	—	650	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	—	850	—

Total fixed rate public debt	4,150	—	4,150	—

Total	$6,194	$1	$4,150	$2,043

As of March 31, 2012, $15 million of the Company’s $1.0 billion of cash and cash equivalents was held by our foreign corporations. We intend to permanently reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. However, if these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we enter into various commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Information regarding our commitments and off-balance sheet arrangements is set forth in Note 13 to the accompanying consolidated financial statements.

RELATED PARTY TRANSACTIONS

In the ordinary course of business we enter into transactions with related parties, primarily our equity method investees and Liberty Global, Inc., Liberty Interactive Corporation, and Liberty Media Corporation. Information regarding transactions and amounts with related parties is set forth in Note 12 to the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed since December 31, 2011. Disclosure about our critical accounting policies and estimates is set forth in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” in our 2011 Form 10-K.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS

We adopted certain accounting and reporting standards during the three months ended March 31, 2012. Information regarding our adoption of new accounting and reporting standards is set forth in Note 1 to the accompanying consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since December 31, 2011. Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Form 10-K.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Our risk factors have not changed materially since December 31, 2011. Disclosure about our existing risk factors is set forth in Item A, “Risk Factors,” in our 2011 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2012.

The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
Series C common stock:
January 1, 2012 – January 31, 2012	1,916,161	$38.75	1,916,161	$823,724,513
February 1, 2012 – February 29, 2012	1,960,794	$40.44	1,960,794	$744,425,360
March 1, 2012 – March 31, 2012	3,022,801	$44.48	3,022,801	$609,971,442

Total	6,899,756	$41.74	6,899,756	$609,971,442

(1)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(2)

As of March 31, 2012, the Company had been authorized to purchase up to $2.0 billion of its common stock under the repurchase program. On April 25, 2012, the Company’s Board of Directors approved an additional $1.0 billion under our stock repurchase program. We expect to fund repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility, and future financing transactions. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The repurchase program does not have an expiration date, although the additional authorization of $1 billion to our stock repurchase program will expire on April 25, 2014. The above repurchases were funded using cash on hand. There were no repurchases of our Series A common stock or Series B common stock during the three months ended March 31, 2012.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement dated as of January 9, 2012 between Andrew Warren and Discovery Communications, LLC (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, (v) Consolidated Statements of Equity for the Three Months Ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: May 8, 2012	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 8, 2012	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement dated as of January 9, 2012 between Andrew Warren and Discovery Communications, LLC (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, (v) Consolidated Statements of Equity for the Three Months Ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.