Form 10-Q
period 2012-06-30
Discovery Communications, Inc.
filed 2012-07-31
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of July 23, 2012:

Series A Common Stock, par value $0.01 per share	145,848,504
Series B Common Stock, par value $0.01 per share	6,570,067
Series C Common Stock, par value $0.01 per share	94,731,733

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,698	$1,048
Receivables, net	1,155	1,042
Content rights, net	110	93
Deferred income taxes	77	73
Prepaid expenses and other current assets	174	175
Total current assets	3,214	2,431
Noncurrent content rights, net	1,404	1,302
Property and equipment, net	368	379
Goodwill	6,312	6,291
Intangible assets, net	560	571
Equity method investments	817	807
Other noncurrent assets	135	132
Total assets	$12,810	$11,913
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56	$53
Accrued expenses and other current liabilities	583	554
Deferred revenues	98	113
Current portion of long-term debt	20	26
Total current liabilities	757	746
Long-term debt	5,206	4,219
Deferred income taxes	263	337
Other noncurrent liabilities	111	92
Total liabilities	6,337	5,394
Commitments and contingencies (Note 13)
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 57 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 146 and 142 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 142 shares issued	2	2
Additional paid-in capital	6,637	6,505
Treasury stock, at cost	(1,794)	(1,102)
Retained earnings	1,646	1,132
Accumulated other comprehensive loss	(23)	(23)
Total Discovery Communications, Inc. stockholders’ equity	6,471	6,517
Noncontrolling interests	2	2
Total equity	6,473	6,519
Total liabilities and equity	$12,810	$11,913
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Distribution	$540	$499	$1,116	$983
Advertising	534	494	987	886
Other	68	74	142	149
Total revenues	1,142	1,067	2,245	2,018
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	314	288	625	561
Selling, general and administrative	308	300	623	569
Depreciation and amortization	31	30	61	60
Restructuring charges	2	4	3	5
Gain on disposition	—	—	—	(129)
Total costs and expenses	655	622	1,312	1,066
Operating income	487	445	933	952
Interest expense	(61)	(49)	(116)	(98)
Other (expense) income, net	(6)	2	(56)	(5)
Income before income taxes	420	398	761	849
Provision for income taxes	(127)	(144)	(246)	(290)
Net income	293	254	515	559
Net income attributable to noncontrolling interests	—	—	(1)	—
Net income available to Discovery Communications, Inc. stockholders	$293	$254	$514	$559
Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.77	$0.63	$1.34	$1.37
Diluted	$0.76	$0.62	$1.33	$1.36
Weighted average shares outstanding:
Basic	381	406	383	407
Diluted	384	410	387	412
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$293	$254	$515	$559
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(10)	6	1	23
Derivative and market value adjustments	(1)	—	(1)	—
Comprehensive income	282	260	515	582
Comprehensive income attributable to noncontrolling interests	—	—	(1)	—
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$282	$260	$514	$582
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$515	$559
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	72	49
Depreciation and amortization	61	60
Content amortization and impairment expense	421	381
Gain on disposition	—	(129)
Equity in losses and distributions from investee companies	67	17
Deferred income tax (benefit) expense	(71)	71
Other, net	18	22
Changes in operating assets and liabilities:
Receivables, net	(109)	(31)
Content rights	(528)	(430)
Accounts payable and accrued liabilities	(11)	(116)
Equity-based compensation liabilities	(37)	(92)
Income tax receivable	19	94
Other, net	(28)	(24)
Cash provided by operating activities	389	431
Investing Activities
Purchases of property and equipment	(24)	(27)
Business acquisition, net of cash acquired	(20)	—
Distribution from equity method investee	17	—
Investments in and advances to equity method investees	(87)	(82)
Cash used in investing activities	(114)	(109)
Financing Activities
Borrowings from long term debt, net of discount and issuance costs	983	641
Principal repayments of capital lease obligations	(13)	(13)
Repurchases of common stock	(692)	(377)
Proceeds from issuance of common stock in connection with equity-based plans	67	38
Excess tax benefits from equity-based compensation	33	17
Other financing activities, net	(2)	(7)
Cash provided by financing activities	376	299
Effect of exchange rate changes on cash and cash equivalents	(1)	8
Net change in cash and cash equivalents	650	629
Cash and cash equivalents, beginning of period	1,048	466
Cash and cash equivalents, end of period	$1,698	$1,095
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2012	2011
Supplemental Cash Flow Information
Cash paid for taxes, net	$(166)	$(93)
Cash paid for interest	$(119)	$(99)
Noncash Investing and Financing Transactions
Investment in OWN	$7	$273
Assets acquired under capital lease arrangements	$3	$—
Acquisitions
Fair value of assets	$32	$—
Fair value of liabilities	(12)	—
Cash paid, net of cash acquired	$20	$—
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,565	$3	$6,568	$6,408	$3	$6,411
Comprehensive income	282	—	282	260	—	260
Equity-based compensation	14	—	14	14	—	14
Excess tax benefits from equity-based compensation	3	—	3	13	—	13
Issuance of common stock in connection with equity-based plans	11	—	11	28	—	28
Repurchases of common stock	(404)	—	(404)	(210)	—	(210)
Cash distributions to noncontrolling interests	—	(1)	(1)	—	(2)	(2)
Ending balance	$6,471	$2	$6,473	$6,513	$1	$6,514

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,517	$2	$6,519	$6,225	$8	$6,233
Comprehensive income	514	1	515	582	—	582
Equity-based compensation	32	—	32	28	—	28
Excess tax benefits from equity-based compensation	33	—	33	17	—	17
Issuance of common stock in connection with equity-based plans	67	—	67	38	—	38
Repurchases of common stock	(692)	—	(692)	(377)	—	(377)
Cash distributions to noncontrolling interests	—	(1)	(1)	—	(7)	(7)
Ending balance	$6,471	$2	$6,473	$6,513	$1	$6,514
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading nonfiction media and entertainment company that provides programming across distribution platforms throughout the world and owns and operates a diversified portfolio of website properties. The Company also develops and sells curriculum-based education products and services as well as postproduction audio services. The Company classifies its operations in three segments: U.S. Networks, consisting principally of domestic television networks, websites and other digital media services; International Networks, consisting principally of international television networks and websites; and Education and Other, consisting principally of curriculum-based education product and service offerings and postproduction audio services. Financial information for Discovery’s reportable segments is discussed in Note 14.
Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
Reclassifications
Beginning July 1, 2011, the Company expanded the types of revenue included in distribution revenue in its consolidated statements of operations to include fees charged for certain licensing arrangements, including those for digital streaming of library content, and reclassified prior year amounts. Such fees, which totaled $6 million and $10 million for the three and six months ended June 30, 2011, respectively, were previously classified as other revenue and have been reclassified to distribution revenue to conform to the current presentation.
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
Accounting and Reporting Pronouncements Adopted
Fair Value Measurements
In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued guidance that results in a consistent definition between GAAP and International Financial Reporting Standards (“IFRS”) of fair value and common requirements for measurement of and disclosure about fair value. There are several changes

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

under the new guidance. The highest and best use valuation concepts are relevant only when measuring the fair value of nonfinancial assets. The prohibition of the application of a blockage factor extends to all financial measurements. The Company must disclose quantitative information about unobservable inputs used to assess fair value and provide a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. The Company prospectively adopted the new guidance effective January 1, 2012. The adoption of the new guidance did not have a material impact on the Company's financial statements.
Comprehensive Income
In June 2011, the FASB issued guidance eliminating the option to report other comprehensive income and its components in the statement of changes in equity. Entities may elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. Under the new guidance, each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, are required to be disclosed under either alternative. The Company retrospectively adopted the new guidance effective January 1, 2012. The Company elected to present comprehensive income in a separate statement.
Accounting and Reporting Pronouncements Not Yet Adopted
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued guidance which is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing entities an option to perform a qualitative assessment to determine whether a quantitative impairment test is necessary. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world, including the largest operators in the U.S. and major international distributors. In the U.S., approximately 90% of distribution revenue comes from the top 10 distributors. Outside of the U.S., approximately 50% of distribution revenue comes from the top 10 distributors. Agreements with the Company’s major cable and satellite customers expire at various times beginning in 2012 through 2020. Failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s results of operations and financial condition. Not only could the Company experience a reduction in affiliate revenue, but it could also experience a reduction in advertising revenue which is impacted by affiliate subscriber levels and viewership.
No individual customer accounted for more than 10% of total consolidated revenues for the three and six months ended June 30, 2012 or 2011. The Company’s trade receivables do not represent a significant concentration of credit risk as of June 30, 2012 or December 31, 2011 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.
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
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the term of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of June 30, 2012, the Company did not anticipate nonperformance by any of its counterparties.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the six months ended June 30, 2012, the Company acquired businesses for total consideration of $31 million, net of cash acquired. Contingent consideration of up to $13 million may be paid if certain performance targets are achieved. The Company recorded $21 million of goodwill in connection with these acquisitions.
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
NOTE 3. VARIABLE INTEREST ENTITIES
In the normal course of business, the Company makes investments that support its underlying business strategy and provide it the ability to enter new markets for its brands, develop programming and distribute its existing content. In certain instances, an investment may qualify as a variable interest entity (“VIE”). As of June 30, 2012 and December 31, 2011, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which operate pay-television networks.
As of June 30, 2012 and December 31, 2011, the Company accounted for its interests in VIEs using the equity method. The aggregate carrying values of these equity method investments were $808 million and $807 million as of June 30, 2012 and December 31, 2011, respectively. During the three and six months ended June 30, 2012, the Company recognized losses of $9 million and $57 million, respectively, for its portion of net losses generated by these VIEs accounted for using the equity method. During the three and six months ended June 30, 2011, the Company recognized earnings of $3 million, and losses of $7 million, respectively, for its portion of net earnings (losses) generated by VIEs accounted for using the equity method. The Company's portion of net earnings (losses) generated by VIEs accounted for using the equity method were recorded in other expense, net in the consolidated statements of operations.
As of June 30, 2012, the Company’s estimated risk of loss for investments in VIEs was approximately $836 million, which includes investment carrying values, unfunded contractual commitments and guarantees made on behalf of equity method investees. Actual amounts funded to OWN LLC have exceeded contractual funding commitments, and the Company intends to continue to fund OWN LLC. The Company has not recorded any obligations for future funding. The estimated risk of loss excludes the Company’s operating performance guarantee for Hub Television Networks LLC disclosed below.
Hub Television Networks LLC
Hub Television Networks LLC operates The Hub, which is a pay-television network that provides children’s and family entertainment and educational programming. The Company is obligated to provide The Hub with funding up to $15 million. The Company also provides services such as distribution, sales and administrative support for a fee (see Note 12). The Company has not provided funding as of June 30, 2012.
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
Through December 31, 2015, the Company has guaranteed the performance of The Hub and is required to compensate Hasbro to the extent that distribution metrics decline versus levels historically achieved by the Discovery Kids channel. This guarantee extends on a declining basis through the period of guarantee. Upon inception of The Hub on May 22, 2009, the maximum amount potentially due under this guarantee was $300 million. As of June 30, 2012, the maximum amount potentially due under this guarantee was less than $140 million. The maximum exposure to loss is expected to decline to zero during 2015. As The Hub’s distribution is generally provided under long-term contracts with stable subscriber levels, the Company believes the likelihood is remote that the performance levels will not be achieved and, therefore, the performance guarantee is unlikely to have a material adverse impact on the Company. Accordingly, the fair value of the guarantee was not material as of June 30, 2012.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying values of the Company’s investment in The Hub were $324 million and $334 million as of June 30, 2012 and December 31, 2011, respectively. The value of the investment may decline if future results vary negatively from the current long range plan. The Company continues to monitor the valuation of its investment in accordance with GAAP, which requires an impairment charge when there is an other-than-temporary decline in the investment’s value. No impairment was recorded for the six months ended June 30, 2012.

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
The Company provides OWN funding and services such as distribution, licensing, sales and administrative support for a fee (see Note 12). As of June 30, 2012 and December 31, 2011, the Company’s advances to and note receivable from OWN were $414 million and $317 million, respectively. During the six months ended June 30, 2012, the Company provided OWN with funding of $84 million and accrued interest earned on the note receivable of $13 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company expects to provide additional funding to OWN and to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo Inc. (“Harpo”).
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
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests which are 50-50 . However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company recognized $104 million or 100% of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began to record 100% of OWN’s net losses in other expense, net in the consolidated statements of operations. The Company will continue to record 100% of operating losses as long as Discovery provides all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. Future net income generated by OWN will initially be allocated 100% to the Company until Discovery recovers losses absorbed in excess of Discovery’s equity ownership interest.
The carrying value of the Company’s investment in OWN, including its equity method investment and note receivable balance, was $452 million and $420 million as of June 30, 2012 and December 31, 2011, respectively. Given that the early results of OWN’s operations have been below its initial business plan, there is a possibility that the results of OWN’s future operations will fall below the revised long-term projections. The Company continues to monitor the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable and determine whether there is impairment of the Company’s equity investment in OWN. No impairment was recorded for the six months ended June 30, 2012.
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

Level 3	–	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2012
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$90	$—	$—	$90
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	317	—	—	317
U.S. Treasury securities	Cash and cash equivalents	—	900	—	900
Total assets		$407	$900	$—	$1,307
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$90	$—	$—	$90
Total liabilities		$90	$—	$—	$90

		December 31, 2011
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$76	$—	$—	$76
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	635	—	—	635
Total assets		$711	$—	$—	$711
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$76	$—	$—	$76
Total liabilities		$76	$—	$—	$76
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
Available-for-sale securities represent investments in highly liquid instruments with original maturities of 90 days or less. The fair value of Level 1 available-for-sale securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair value of Level 2 available for sale securities was determined by reference to quoted market prices in active markets for similar assets.
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable and debt. The carrying values for cash, accounts receivable and accounts payable approximated their fair values. The estimated fair value of the Company’s outstanding senior notes using

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

quoted prices from over the counter markets, considered Level 2 inputs, was $5.8 billion and $4.6 billion as of June 30, 2012 and December 31, 2011, respectively.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	June 30, 2012	December 31, 2011
Produced content rights:
Completed	$2,435	$2,257
In-production	272	221
Coproduced content rights:
Completed	506	491
In-production	87	80
Licensed content rights:
Acquired	398	346
Prepaid	24	21
Content rights, at cost	3,722	3,416
Accumulated amortization	(2,208)	(2,021)
Total content rights, net	1,514	1,395
Current portion	(110)	(93)
Noncurrent portion	$1,404	$1,302
Content expense, which consists of content amortization, impairments and other production charges included in cost of revenues in the consolidated statements of operations, was $247 million and $224 million for the three months ended June 30, 2012 and 2011, respectively, and $490 million and $436 million for the six months ended June 30, 2012 and 2011, respectively.
NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	June 30, 2012	December 31, 2011
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
3.30% Senior Notes, semi-annual interest, due May 2022	500	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	—
Capital lease obligations	94	106
Total long-term debt	5,244	4,256
Unamortized discount	(18)	(11)
Long-term debt, net	5,226	4,245
Current portion of long-term debt	(20)	(26)
Noncurrent portion of long-term debt	$5,206	$4,219
On May 17, 2012, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued $1.0 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.30% Senior Notes due May 15, 2022 and $500 million aggregate principal amount of 4.95% Senior Notes due May 15, 2042 (the "2022 and 2042 Notes"). DCL received net proceeds of approximately $983 million from the offering after the $8 million issuance discount and $9 million of deferred financing costs.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

DCL has the option to redeem some or all of the 2022 and 2042 Notes at any time prior to their maturity by paying a make-whole premium plus accrued and unpaid interest, if any, through the date of repurchase. Interest on the 2022 and 2042 Notes is payable on May 15 and November 15 of each year. The 2022 and 2042 Notes are unsecured and rank equally in right of payment with all of DCL's other unsecured senior indebtedness and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery.
In addition to the debt instruments listed in the table above, the Company has access to a $1.0 billion revolving credit facility. There were no amounts drawn under the revolving credit facility as of June 30, 2012 or December 31, 2011. If the Company were to draw on the revolving credit facility, outstanding balances would bear interest at a variable rate determined pursuant to the lending agreement. Balances outstanding under the revolving credit facility would be due on the expiration date, which is October 12, 2015.
As of June 30, 2012 and December 31, 2011, the Company was in compliance with all covenants in, and there were no events of default under its revolving credit agreement.
NOTE 7. EQUITY
Stock Repurchase Program
On April 25, 2012, the Company’s Board of Directors approved an additional authorization of $1.0 billion under the stock repurchase program, bringing the total authorization under the stock repurchase program to $3.0 billion. The additional authorization of $1.0 billion will expire on April 25, 2014. Previously authorized amounts have no expiration date. Under the stock repurchase program, management is authorized to purchase shares through open market transactions or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements and subject to stock price, business conditions, market conditions and other factors. As of June 30, 2012, the Company had remaining authorization of $1.2 billion for future repurchases of its common stock under the stock repurchase program.
The stock repurchases are recorded in treasury stock on the consolidated balance sheet. All repurchases during the three and six months ended June 30, 2012 and 2011 were made through open market transactions and were funded using cash on hand. As of June 30, 2012, the Company had repurchased 0.3 million and 45.2 million shares of Series A and Series C common stock over the life of the program for the aggregate purchase price of $15 million and $1.8 billion, respectively. As of December 31, 2011, the Company had repurchased 30.1 million shares of Series C common stock over the life of the program for the aggregate purchase price of $1.1 billion. There were no shares of Series A common stock repurchased as of December 31, 2011.
The table below presents a summary of stock repurchases (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Series A Common Stock:
Shares repurchased	0.3	—	0.3	—
Aggregate purchase price	$15	$—	$15	$—
Series C Common Stock:
Shares repurchased	8.2	5.6	15.1	10.4
Aggregate purchase price	$389	$210	$677	$377
Total shares repurchased	8.5	5.6	15.4	10.4
Total aggregate purchase price	$404	$210	$692	$377

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Comprehensive (Loss) Income
The table below presents the tax effects related to the components of other comprehensive (loss) income (in millions).

	Before-tax Amount	Tax Benefit (Provision)	Net-of-tax Amount
Three Months Ended June 30, 2012:
Currency translation adjustments	$(18)	$8	$(10)
Derivative and market value adjustments	(2)	1	(1)
Other comprehensive loss	$(20)	$9	$(11)
Three Months Ended June 30, 2011:
Currency translation adjustments	$9	$(3)	$6
Other comprehensive income	$9	$(3)	$6

	Before-tax Amount	Tax Benefit (Provision)	Net-of-tax Amount
Six Months Ended June 30, 2012:
Currency translation adjustments	$—	$1	$1
Derivative and market value adjustments	(2)	1	(1)
Other comprehensive loss	$(2)	$2	$—
Six Months Ended June 30, 2011:
Currency translation adjustments	$36	$(13)	$23
Other comprehensive income	$36	$(13)	$23
The table below presents the changes in the components of other accumulated comprehensive loss, net of taxes (in millions).

	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2012
Beginning balance	$(18)	$6	$(12)
Current period other comprehensive loss	(10)	(1)	(11)
Ending balance	$(28)	$5	$(23)
Three Months Ended June 30, 2011
Beginning balance	$(22)	$6	$(16)
Current period other comprehensive income	6	—	6
Ending balance	$(16)	$6	$(10)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss
Six Months Ended June 30, 2012
Beginning balance	$(29)	$6	$(23)
Current period other comprehensive income (loss)	1	(1)	—
Ending balance	$(28)	$5	$(23)
Six Months Ended June 30, 2011
Beginning balance	$(39)	$6	$(33)
Current period other comprehensive income	23	—	23
Ending balance	$(16)	$6	$(10)

NOTE 8. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which unit awards, stock options, performance based restricted stock units (“PRSUs”), time based restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) have been issued. During the six months ended June 30, 2012, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2011 Form 10-K.
Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unit awards	$13	$18	$33	$21
Stock options	6	8	17	18
PRSUs and RSUs	8	6	15	10
SARs	4	—	7	—
Total equity-based compensation expense	$31	$32	$72	$49
Tax benefit recognized	$12	$12	$27	$18
Compensation expense for all awards was recorded in selling, general and administrative expense in the consolidated statements of operations. As of June 30, 2012 and December 31, 2011, the Company recorded total liabilities for cash-settled awards of $40 million and $37 million, respectively.
Equity-Based Award Activity
Unit Awards
The table below presents unit award activity (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	5.5	$31.44
Granted	—	—
Settled	(2.2)	27.70		$36
Forfeited	—	—
Outstanding as of June 30, 2012	3.3	$33.90	1.16	$63
Vested and expected to vest as of June 30, 2012	3.2	$33.89	1.16	$60

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. As of June 30, 2012, the weighted-average fair value of unit awards outstanding was $20.14 per unit award. The Company made cash payments to settle vested unit awards totaling $36 million and $91 million during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $32 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 1.75 years.
SARs
There were 2 million and zero SARs outstanding as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the weighted-average fair value of SARs outstanding was $15.88 per award. The Company made cash payments of $1 million to settle exercised SARs during both the six months ended June 30, 2012 and 2011. As of June 30, 2012, there was $21 million of unrecognized compensation cost, net of estimated forfeitures, related to SARs, which is expected to be recognized over a weighted-average period of 1.98 years.
Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	12.7	$22.52
Granted	1.1	48.16
Exercised	(3.9)	17.29		$120
Forfeited	(0.2)	29.66
Outstanding as of June 30, 2012	9.7	$27.45	5.62	$257
Vested and expected to vest as of June 30, 2012	9.4	$26.94	5.63	$254
Exercisable as of June 30, 2012	3.8	$20.85	5.22	$124
The Company received cash payments from the exercise of stock options totaling $68 million and $38 million during the six months ended June 30, 2012 and 2011, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2012 was $16.80 per option. As of June 30, 2012, there was $50 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.58 years.
PRSUs and RSUs
The table below presents PRSU and RSU activity (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2011	2.2	$35.48
Granted	0.9	47.98
Converted	(0.1)	32.90		$5
Forfeited	(0.1)	35.46
Outstanding as of June 30, 2012	2.9	$39.61	1.87	$156
Vested and expected to vest as of June 30, 2012	2.7	$39.55	1.85	$145
PRSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service and whether the Company achieves certain operating performance targets. As of June 30, 2012, there were approximately 2 million outstanding PRSUs with a weighted-average grant price of $39.23. As of June 30, 2012, unrecognized

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

compensation cost, net of expected forfeitures, related to PRSUs was $39 million, which is expected to be recognized over a weighted-average period of 1.54 years.
RSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service. As of June 30, 2012, there were approximately 1 million outstanding RSUs with a weighted-average grant price of $40.59. As of June 30, 2012, there was $22 million of unrecognized compensation cost, net of expected forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.76 years.
NOTE 9. INCOME TAXES
The Company's provisions for income taxes were $127 million and $144 million, and the effective tax rates were 30% and 36% for the three months ended June 30, 2012 and 2011, respectively. The effective tax rate for the three months ended June 30, 2012 differed from the U.S. federal statutory income tax rate of 35% primarily due to the reorganization of certain operations, production activity deductions and the net tax benefits related to extraterritorial income deductions for prior tax years, which were partially offset by adjustments for incremental U.S. tax expense on the inter-company license fees established as part of the 2011 international reorganization and state income taxes. The effective tax rate for the three months ended June 30, 2011 differed from the U.S. federal statutory income tax rate of 35% due primarily to state taxes partially offset by production activity deductions.
The Company's provisions for income taxes were $246 million and $290 million, and the effective tax rates were 32% and 34% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rate for the six months ended June 30, 2012 differed from the U.S. federal statutory income tax rate of 35% primarily due to the reorganization of certain operations, production activity deductions and the net tax benefits related to extraterritorial income deductions for prior tax years, which were partially offset by adjustments for incremental U.S. tax expense on the inter-company license fees established as part of the 2011 international reorganization and state income taxes. The effective tax rate for the six months ended June 30, 2011 differed from the U.S. federal statutory income tax rate of 35% principally because the Company did not record a deferred tax liability of $21 million with respect to the portion of the outside basis in the OWN venture attributable to the nondeductible goodwill contributed to OWN and production activity deductions.
The Company is currently under examination by the Internal Revenue Service (“IRS”) for its 2009 and 2008 consolidated federal income tax returns. The Company has not been advised of any material adjustments. With few exceptions, the Company is no longer subject to audit by the IRS, state tax authorities, or foreign tax authorities for years prior to 2006.
NOTE 10. NET INCOME PER SHARE
The table below sets forth the computation of the the weighted-average number of shares outstanding utilized in determining basic and diluted net income per share (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income available to Discovery Communications, Inc. stockholders	$293	$254	$514	$559
Denominator:
Weighted-average shares outstanding — basic	381	406	383	407
Weighted-average dilutive effect of equity awards	3	4	4	5
Weighted-average shares outstanding — diluted	384	410	387	412
Net Income Per Share:
Basic	$0.77	$0.63	$1.34	$1.37
Diluted	$0.76	$0.62	$1.33	$1.36

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of the equity-based awards and preferred shares that were excluded from the calculation of diluted net income per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares excluded from the dilutive calculation:
Anti-dilutive stock options and RSUs	1	2	1	2
PRSUs whose performance targets are not achieved	2	1	2	1
Contingently issuable preferred shares	1	1	1	1
Net income per share is calculated by dividing the applicable net income available to Discovery Communications, Inc. stockholders by the weighted-average number of shares outstanding. Diluted net income per share adjusts basic net income per share for the dilutive effect of the assumed exercise of outstanding stock options and stock-settled SARs, the vesting of outstanding service based RSUs, and the expected shares issued under the Discovery Communications, Inc. 2011 Employee Stock Purchase Plan using the treasury stock method. Diluted net income per share also adjusts basic net income per share for the dilutive effect for the assumed vesting of outstanding PRSUs or other contingently issuable shares that would be issued under the respective arrangements assuming the last day of the most recent fiscal period was the end of the contingency period.
At June 30, 2012 and 2011, the weighted average number of basic and diluted shares outstanding included the Company’s outstanding Series A, Series B and Series C common stock, as well as its outstanding Series A and Series C convertible preferred stock, as the holder of each common and preferred series legally participates equally in any per share distributions.
NOTE 11. SUPPLEMENTAL DISCLOSURES
The table below presents the components of accrued expenses and other current liabilities (in millions).

	June 30, 2012	December 31, 2011
Accrued payroll and related benefits	$207	$229
Content rights payable	104	86
Accrued income taxes	107	38
Accrued interest	30	25
Current portion of equity-based compensation liabilities	33	27
Accrued other	102	149
Total accrued expenses and other current liabilities	$583	$554
The table below presents the components of other expense, net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Losses) earnings from equity investees, net	$(6)	$3	$(54)	$(8)
Other, net	—	(1)	(2)	3
Total other (expense) income, net	$(6)	$2	$(56)	$(5)
NOTE 12. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. The following is a description of the Company’s related parties and related party transactions.
Equity Method Investees
The Company provides equity method investees, including unconsolidated VIEs, with content licenses and services such as distribution, sales and administrative support (see Note 3). Transactions for content licenses and services provided to equity method investees totaled $21 million and $48 million for the three and six months ended June 30, 2012, respectively, and $23 million and $44 million for the three and six months ended June 30, 2011, respectively. Of these transactions, the Company provided funding for $8 million and $22 million for the three and six months ended June 30, 2012, respectively, and $8 million and $16 million for the three and six months ended June 30, 2011, respectively. Operating expenses for services acquired from

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

equity method investees were $2 million and $4 million for the three and six months ended June 30, 2012, respectively, and $2 million and $5 million for the three and six months ended June 30, 2011, respectively.
The Company’s aggregate carrying value of equity method investments as of June 30, 2012 includes advances to and a note receivable from equity method investees of $414 million (see Note 3). The Company records interest earnings from loans to equity method investees as a component of losses from equity method investees, net, which is a component of other expense, net in the consolidated statements of operations. Interest earnings from related parties recorded by the Company totaled $7 million and $13 million for the three and six months ended June 30, 2012, respectively, and $4 million and $8 million for the three and six months ended June 30, 2011, respectively.
Liberty Global
The Company’s other related parties include entities that share common directorship or ownership. The majority of the revenue earned under contractual arrangements with other related parties relates to multi-year network distribution arrangements. Discovery’s Board of Directors includes three members who serve as directors of Liberty Global, Inc. (“Liberty Global”). John C. Malone is Chairman of the Board of Liberty Global and beneficially owns approximately 36% of the aggregate voting power with respect to the election of directors. Revenue from transactions with Liberty Global totaled $6 million and $15 million for the three and six months ended June 30, 2012, respectively, and $9 million and $17 million for the three and six months ended June 30, 2011, respectively. The Company’s receivable balances as of June 30, 2012 and December 31, 2011 from transactions with Liberty Global were not material.
NOTE 13. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and capital leases, employment contracts, sponsorship commitments, arrangements to purchase various goods and services, future funding commitments to equity method investees (see Note 3), and the obligation to issue additional shares of preferred stock under the anti-dilution provisions of its outstanding preferred stock.
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
Guarantees
The Company has guaranteed a certain level of operating performance for The Hub (see Note 3). There were no material amounts recorded for guarantees associated with equity method investees as of June 30, 2012 or December 31, 2011.
The Company may provide indemnities intended to protect others from certain business risks. Similarly, the Company may remain contingently liable for certain obligations in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of June 30, 2012 or December 31, 2011.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The tables below present summarized financial information for each of the Company’s reportable segments (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
U.S. Networks	$700	$660	$1,381	$1,247
International Networks	405	368	785	691
Education and Other	37	39	79	80
Total revenues	$1,142	$1,067	$2,245	$2,018

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Adjusted OIBDA:
U.S. Networks	$426	$395	$821	$729
International Networks	176	173	347	317
Education and Other	2	5	7	13
Corporate and inter-segment eliminations	(61)	(63)	(125)	(122)
Total Adjusted OIBDA	$543	$510	$1,050	$937

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of Total Adjusted OIBDA to Operating Income:
Total Adjusted OIBDA	$543	$510	$1,050	$937
Amortization of deferred launch incentives	(5)	(12)	(10)	(26)
Mark-to-market equity-based compensation	(18)	(19)	(43)	(23)
Depreciation and amortization	(31)	(30)	(61)	(60)
Restructuring charges	(2)	(4)	(3)	(5)
Gain on disposition	—	—	—	129
Operating income	$487	$445	$933	$952

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2012	December 31, 2011
Total assets:
U.S. Networks	$2,886	$2,679
International Networks	1,337	1,244
Education and Other	60	68
Corporate and inter-segment eliminations	8,527	7,922
Total assets	$12,810	$11,913
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CODM.
NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of June 30, 2012 and December 31, 2011, the senior notes outstanding (see Note 6) have been issued by DCL, a wholly-owned subsidiary of the Company, pursuant to a Registration Statement on Form S-3 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 18, 2012 (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company (collectively, the “Issuers”), may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.
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
Basis of Presentation
Solely for purposes of presenting the condensed consolidating financial statements, investments in the Company’s subsidiaries have been accounted for by their respective parent company using the equity method. Accordingly, in the following condensed consolidating financial statements, the equity method has been applied to (i) the Company’s interests in DCH and the other non-guarantor subsidiaries of the Company, (ii) DCH’s interest in DCL and (iii) DCL’s interests in the non-guarantor subsidiaries of DCL. Inter-company accounts and transactions have been eliminated to arrive at the consolidated financial statement amounts for the Company. The Company’s accounting bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed-down” to the applicable subsidiaries.
Prior to the international reorganization that occurred in November 2011, all direct and indirect subsidiaries were included in the Company’s consolidated U.S. income tax return. Effective with the reorganization, the operations of certain of the Company’s international subsidiaries are excluded from the Company’s consolidated U.S. income tax return. Tax expense related to permanent differences has been allocated to the entity that created the difference. Tax expense related to temporary differences has been allocated to the entity that created the difference, where identifiable. The remaining temporary differences are allocated to each entity included in the Company’s consolidated U.S. income tax return based on each entity’s relative pretax income. Deferred taxes have been allocated based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.
The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
June 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,592	$105	$1	$—	$1,698
Receivables, net	—	—	440	704	11	—	1,155
Content rights, net	—	—	7	103	—	—	110
Deferred income taxes	—	—	34	43	—	—	77
Prepaid expenses and other current assets	17	—	103	53	1	—	174
Intercompany trade receivables, net	—	—	120	—	—	(120)	—
Total current assets	17	—	2,296	1,008	13	(120)	3,214
Investment in and advances to subsidiaries	6,523	6,502	4,746	—	4,345	(22,116)	—
Noncurrent content rights, net	—	—	592	812	—	—	1,404
Goodwill	—	—	3,767	2,545	—	—	6,312
Equity method investments	—	—	338	479	—	—	817
Other noncurrent assets	—	20	484	573	6	(20)	1,063
Total assets	$6,540	$6,522	$12,223	$5,417	$4,364	$(22,256)	$12,810
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$7	$13	$—	$—	$20
Other current liabilities	69	4	297	362	5	—	737
Intercompany trade payables, net	—	—	—	120	—	(120)	—
Total current liabilities	69	4	304	495	5	(120)	757
Long-term debt	—	—	5,146	60	—	—	5,206
Other noncurrent liabilities	—	—	271	114	9	(20)	374
Total liabilities	69	4	5,721	669	14	(140)	6,337
Equity attributable to Discovery Communications, Inc.	6,471	6,518	6,502	4,748	4,350	(22,118)	6,471
Noncontrolling interests	—	—	—	—	—	2	2
Total equity	6,471	6,518	6,502	4,748	4,350	(22,116)	6,473
Total liabilities and equity	$6,540	$6,522	$12,223	$5,417	$4,364	$(22,256)	$12,810

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$462	$668	$16	$(4)	$1,142
Costs of revenues, excluding depreciation and amortization	—	—	97	204	15	(2)	314
Selling, general and administrative	3	—	27	278	2	(2)	308
Depreciation and amortization	—	—	9	22	—	—	31
Restructuring charges	—	—	1	1	—	—	2
Total costs and expenses	3	—	134	505	17	(4)	655
Operating (loss) income	(3)	—	328	163	(1)	—	487
Equity in earnings of subsidiaries	296	297	89	—	197	(879)	—
Interest expense	—	—	(60)	(1)	—	—	(61)
Other income (expense), net	—	—	2	(8)	—	—	(6)
Income before income taxes	293	297	359	154	196	(879)	420
Provision for income taxes	—	—	(62)	(65)	—	—	(127)
Net income available to Discovery Communications, Inc. stockholders	$293	$297	$297	$89	$196	$(879)	$293

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$459	$593	$17	$(2)	$1,067
Costs of revenues, excluding depreciation and amortization	—	—	98	178	14	(2)	288
Selling, general and administrative	3	—	96	198	3	—	300
Depreciation and amortization	—	—	9	21	—	—	30
Restructuring charges	—	—	4	—	—	—	4
Total costs and expenses	3	—	207	397	17	(2)	622
Operating (loss) income	(3)	—	252	196	—	—	445
Equity in earnings of subsidiaries	256	256	121	—	171	(804)	—
Interest expense	—	—	(49)	—	—	—	(49)
Other income, net	—	—	2	—	—	—	2
Income before income taxes	253	256	326	196	171	(804)	398
Benefit from (provision for) income taxes	1	—	(70)	(75)	—	—	(144)
Net income attributable to Discovery Communications, Inc. stockholders	$254	$256	$256	$121	$171	$(804)	$254

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$887	$1,330	$34	$(6)	$2,245
Costs of revenues, excluding depreciation and amortization	—	—	189	410	30	(4)	625
Selling, general and administrative	6	—	98	516	5	(2)	623
Depreciation and amortization	—	—	18	42	1	—	61
Restructuring charges	—	—	1	2	—	—	3
Total costs and expenses	6	—	306	970	36	(6)	1,312
Operating (loss) income	(6)	—	581	360	(2)	—	933
Equity in earnings of subsidiaries	519	520	179	—	347	(1,565)	—
Interest expense	—	—	(114)	(2)	—	—	(116)
Other income (expense), net	—	—	1	(57)	—	—	(56)
Income before income taxes	513	520	647	301	345	(1,565)	761
Benefit from (provision for) income taxes	1	—	(127)	(121)	1	—	(246)
Net income	514	520	520	180	346	(1,565)	515
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc. stockholders	$514	$520	$520	$180	$346	$(1,566)	$514

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$870	$1,117	$35	$(4)	$2,018
Costs of revenues, excluding depreciation and amortization	—	—	194	342	29	(4)	561
Selling, general and administrative	6	—	179	378	6	—	569
Depreciation and amortization	—	—	19	40	1	—	60
Restructuring charges	—	—	4	1	—	—	5
Gain on disposition	—	—	—	(129)	—	—	(129)
Total costs and expenses	6	—	396	632	36	(4)	1,066
Operating (loss) income	(6)	—	474	485	(1)	—	952
Equity in earnings of subsidiaries	563	564	313	—	376	(1,816)	—
Interest expense	—	—	(96)	(2)	—	—	(98)
Other income (expense), net	—	—	3	(8)	—	—	(5)
Income before income taxes	557	564	694	475	375	(1,816)	849
Benefit from (provision for) income taxes	2	—	(130)	(162)	—	—	(290)
Net income attributable to Discovery Communications, Inc. stockholders	$559	$564	$564	$313	$375	$(1,816)	$559

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$293	$297	$297	$89	$196	$(879)	$293
Other comprehensive loss, net of tax:
Currency translation adjustments	(10)	(10)	(10)	(10)	(6)	36	(10)
Derivative and market value adjustments	(1)	(1)	(1)	—	(1)	3	(1)
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$282	$286	$286	$79	$189	$(840)	$282

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$254	$256	$256	$121	$171	$(804)	$254
Other comprehensive income, net of tax:
Currency translation adjustments	6	6	6	6	4	(22)	6
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$260	$262	$262	$127	$175	$(826)	$260

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$514	$520	$520	$180	$346	$(1,565)	$515
Other comprehensive income (loss), net of tax:
Currency translation adjustments	1	1	1	1	1	(4)	1
Derivative and market value adjustments	(1)	(1)	(1)	—	(1)	3	(1)
Comprehensive income	514	520	520	181	346	(1,566)	515
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$514	$520	$520	$181	$346	$(1,567)	$514

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$559	$564	$564	$313	$375	$(1,816)	$559
Other comprehensive income, net of tax:
Currency translation adjustments	23	23	23	23	15	(84)	23
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$582	$587	$587	$336	$390	$(1,900)	$582

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$86	$(2)	$14	$291	$—	$—	$389
Investing Activities
Purchases of property and equipment	—	—	—	(23)	(1)	—	(24)
Business acquisition, net of cash acquired	—	—	—	(20)	—	—	(20)
Distribution from equity method investee	—	—	—	17	—	—	17
Investments in and advances to equity method investees	—	—	—	(87)	—	—	(87)
Cash used in investing activities	—	—	—	(113)	(1)	—	(114)
Financing Activities
Borrowings from long term debt, net of discounts and issuance costs	—	—	983	—	—	—	983
Principal repayments of capital lease obligations	—	—	(3)	(10)	—	—	(13)
Repurchases of common stock	(692)	—	—	—	—	—	(692)
Proceeds from issuance of common stock in connection with equity-based plans	67	—	—	—	—	—	67
Excess tax benefits from equity-based compensation	33	—	—	—	—	—	33
Inter-company contributions and other financing activities, net	506	2	(366)	(145)	1	—	(2)
Cash (used in) provided by financing activities	(86)	2	614	(155)	1	—	376
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	—	(1)
Net change in cash and cash equivalents	—	—	628	22	—	—	650
Cash and cash equivalents, beginning of period	—	—	964	83	1	—	1,048
Cash and cash equivalents, end of period	$—	$—	$1,592	$105	$1	$—	$1,698

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$100	$(2)	$71	$262	$—	$—	$431
Investing Activities
Purchases of property and equipment	—	—	(9)	(17)	(1)	—	(27)
Investments in and advances to equity method investees	—	—	—	(82)	—	—	(82)
Cash used in investing activities	—	—	(9)	(99)	(1)	—	(109)
Financing Activities
Borrowings from long term debt, net of discounts and issuance costs	—	—	641	—	—	—	641
Principal repayments of capital lease obligations	—	—	(2)	(11)	—	—	(13)
Repurchases of common stock	(377)	—	—	—	—	—	(377)
Proceeds from issuance of common stock in connection with equity-based plans	38	—	—	—	—	—	38
Excess tax benefits from equity-based compensation	17	—	—	—	—	—	17
Inter-company contributions and other financing activities, net	222	2	(70)	(161)	—	—	(7)
Cash (used in) provided by financing activities	(100)	2	569	(172)	—	—	299
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	—	8
Net change in cash and cash equivalents	—	—	631	(1)	(1)	—	629
Cash and cash equivalents, beginning of period	—	—	369	93	4	—	466
Cash and cash equivalents, end of period	$—	$—	$1,000	$92	$3	$—	$1,095

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
BUSINESS OVERVIEW
We are a global nonfiction media and entertainment company that provides programming across distribution platforms throughout the world. We distribute customized programming, in over 40 languages, in the U.S. and over 200 other countries and territories. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC and Animal Planet. We also have a diversified portfolio of websites and other digital media services, develop and sell curriculum-based products and services, and provide post-production audio services.
Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition additional branded channels and businesses that can sustain long-term growth and occupy a desired programming niche with strong consumer appeal. Our strategy is to optimize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, on-line streaming, mobile devices, VOD and broadband channels, which provide promotional platforms for our television programming and serve as additional outlets for advertising and distribution revenues.
Our content spans genres including science, exploration, survival, natural history, sustainability, technology, docu-series, anthropology, paleontology, history, space, archeology, health and wellness, engineering, adventure, lifestyles, forensics, civilizations, and current events. Our programming tends to maintain its relevance for an extended period of time. As a result, a significant amount of our content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages. We also create local programming tailored to individual market preferences.
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
Our media content is designed to target key audience demographics and the popularity of our programming creates a reason for advertisers to purchase commercial time on our channels. Audience ratings are a key driver in generating advertising revenue and creating demand from cable television operators, direct-to-home (“DTH”) satellite operators, and other content distributors to deliver our programming to their customers.
We classify our operations in three segments: U.S. Networks, consisting principally of domestic television networks, websites, and other digital media services; International Networks, consisting principally of international television networks and websites; and Education and Other, consisting principally of curriculum-based product and service offerings and postproduction audio services.
U.S. Networks
U.S. Networks generated revenues of $700 million and $1.4 billion during the three and six months ended June 30, 2012, respectively, which represented 61% and 62% of our total revenues for the three and six months ended June 30, 2012, respectively. This segment wholly owns and operates nine national television networks, including Discovery Channel, TLC, Animal Planet, Investigation Discovery, and Science. In addition, this segment holds our interests in The Oprah Winfrey Network (“OWN”), The Hub, and 3net, which are networks operated by equity method investees.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ content, which include cable and DTH satellite service providers and digital distributors, from advertising sold on our television networks, and other arrangements. Distribution fees are largely based on the number of subscribers receiving our programming. Advertising revenue is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. U.S. Networks also generates income associated with providing affiliate and advertising sales representation and network services for equity method investee networks and the licensing of our brands for consumer products. During the six months ended June 30, 2012, distribution, advertising, and other revenues were 46%, 52%, and 2%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet collectively generated 71% of U.S. Networks’ total revenues for the six months ended June 30, 2012.
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
International Networks
International Networks generated revenues of $405 million and $785 million during the three and six months ended June 30, 2012, respectively, which represented 35% of our total revenues for the three and six months ended June 30, 2012, respectively. International Networks consists of national and pan-regional television networks and a portfolio of websites. Discovery Channel, Animal Planet, and TLC lead the International Networks’ branded television networks, which are distributed in virtually every pay-television market in the world through operational centers in London, Singapore, and Miami. Of U.S. television companies, International Networks has one of the largest international television network distribution platforms with as many as twelve networks in more than 200 countries and territories. At June 30, 2012, International Networks operated over 160 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also operates free to air networks in the U.K., Germany, Italy, and

Spain. International Networks continues to pursue international expansion in select areas.
Similar to U.S. Networks, the primary sources of revenue for International Networks are fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and advertising sold on our television networks. Distribution fees are largely based on the number of subscribers receiving our programming. Distribution revenue is recognized net of incentives that we provide to operators in exchange for carrying our networks. Incentives may include cash payment to operators (“launch incentives”), providing the channel to the distributor for free for a predetermined length of time, or both.
International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. Advertising revenue is dependent upon a number of factors including the stage of development of pay television markets, number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In developing pay television markets, we expect that advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay television. In relatively mature markets, such as Western Europe, increased market penetration and distribution are unlikely to drive rapid growth. Instead, growth in advertising revenue will come from increasing viewership, advertising pricing on our existing pay television networks and launching new services in pay television and free television environments. During the six months ended June 30, 2012, distribution, advertising, and other revenues were 61%, 35%, and 4%, respectively, of total net revenues for this segment.
International Networks’ largest cost is content expense. International Networks executes a localization strategy by offering programming from U.S. Networks, customized content and localized schedules via our distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences. International Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives.
Education and Other
Education and Other generated revenues of $37 million and $79 million during the three and six months ended June 30, 2012, respectively, which represented 3% and 4% of our total revenues for the three and six months ended June 30, 2012, respectively. Education and Other is comprised of curriculum-based product and service offerings and post-production audio services. Our education business generates revenues primarily from subscriptions charged to K-12 schools for access to an on-line suite of curriculum-based VOD tools, professional development services, student assessment tools, publication of hard-copy curriculum-based content, corporate partnerships, and global brand and content licensing. Other businesses primarily include post-production audio services that are provided to major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and interactive producers.
RESULTS OF OPERATIONS
Reclassifications
Beginning July 1, 2011, we expanded the types of revenue included in distribution revenue in our consolidated statements of operations to include fees charged for certain licensing arrangements, including those for digital streaming of library content, and reclassified prior year amounts. Such fees, which totaled $6 million and $10 million for the three and six months ended June 30, 2011, respectively, were previously classified as other revenue and have been reclassified to distribution revenue to conform to the current presentation.

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
Distribution	$540	$499	8%	$1,116	$983	14%
Advertising	534	494	8%	987	886	11%
Other	68	74	(8)%	142	149	(5)%
Total revenues	1,142	1,067	7%	2,245	2,018	11%
Costs of revenues, excluding depreciation and amortization	314	288	9%	625	561	11%
Selling, general and administrative	308	300	3%	623	569	9%
Depreciation and amortization	31	30	3%	61	60	2%
Restructuring charges	2	4	(50)%	3	5	(40)%
Gain on disposition	—	—	NM	—	(129)	(100)%
Total costs and expenses	655	622	5%	1,312	1,066	23%
Operating income	487	445	9%	933	952	(2)%
Interest expense	(61)	(49)	24%	(116)	(98)	18%
Other (expense) income, net	(6)	2	NM	(56)	(5)	NM
Income before income taxes	420	398	6%	761	849	(10)%
Provision for income taxes	(127)	(144)	(12)%	(246)	(290)	(15)%
Net income	293	254	15%	515	559	(8)%
Net income attributable to noncontrolling interests	—	—	NM	(1)	—	NM
Net income available to Discovery Communications, Inc. stockholders	$293	$254	15%	$514	$559	(8)%
Not meaningful ("NM")
Revenues
Distribution revenue for the three and six months ended June 30, 2012 increased $41 million and $133 million, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 11%, or $56 million, for the three months ended June 30, 2012, and increased 16%, or $152 million, for the six months ended June 30, 2012. As a result of titles delivered under extended and expanded agreements to license selected library titles, license revenue increased $11 million and $62 million for the three and six months ended June 30, 2012, respectively. The remaining distribution revenue increases were attributable to contractual rate increases and growth of pay television subscribers.
Advertising revenue for the three and six months ended June 30, 2012 increased $40 million and $101 million, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 11%, or $52 million, for the three months ended June 30, 2012, and increased 13%, or $116 million, for the six months ended June 30, 2012. The increase was primarily due to increases in pricing, sellouts at U.S. Networks and additional revenue from international free to air networks.
Other revenue for three and six months ended June 30, 2012 decreased $6 million and $7 million, respectively, due to a change in classification of earnings for services provided to certain of our equity method investees from other revenue to selling, general, and administrative expenses beginning January 1, 2012, offset by additional revenue from a production company acquired during the fourth quarter of 2011. Changes in foreign currency exchange rates did not significantly impact other revenues.
Costs of Revenues
Costs of revenues, which consist primarily of content expense, distribution costs, and sales commissions, increased $26 million and $64 million for the three and six months ended June 30, 2012, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues increased 10%, or $29 million, for the three months ended June 30, 2012, and increased 12%, or $69 million, for the six months ended June 30, 2012. The increase in costs of revenues was principally related to higher content expense and distribution costs. Content expense increased $25 million and $56 million for the three and six months ended June 30, 2012, respectively, primarily due to continued investment in content and higher international production costs.
Selling, General and Administrative
Selling, general and administrative expenses, which consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees, increased $8 million and $54 million for the three and six months ended June 30, 2012, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 4%, or $11 million, for the three months ended June 30, 2012 and increased 11%, or $61 million, for the six months ended June 30, 2012. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2012 was due to higher employee compensation costs and increases in headcount, offset by a change in the classification of earnings for services provided to certain of our equity method investees from other revenue to selling, general, and administrative expenses beginning January 1, 2012. For the six months ended June 30, 2012, the increase in selling, general and administrative expenses was further driven by increased equity-based compensation expense of $23 million due to an increase in the value of outstanding cash-settled unit awards.
Depreciation and Amortization
Depreciation and amortization expense, which includes depreciation of fixed assets and amortization of finite-lived intangible assets, was consistent compared to the prior year.
Restructuring Charges
We incurred restructuring charges of $2 million and $3 million for the three and six months ended June 30, 2012, respectively. We incurred restructuring charges of $4 million and $5 million for the three and six months ended June 30, 2011, respectively. Restructuring charges related to various employee terminations and other exit activities.
Gain on Disposition
In connection with the contribution of the Discovery Health network to OWN on January 1, 2011, we recorded a pretax gain of $129 million, which represents the fair value of the investment retained less the book basis of contributed assets.
Interest Expense
Interest expense increased $12 million and $18 million for the three and six months ended June 30, 2012, respectively, due to an increase in outstanding debt.
Other Expense, Net
Other expense, net, which consists primarily of losses from our equity method investees, increased $8 million and $51 million due to increases of $9 million and $46 million in losses from equity method investees for the three and six months ended June 30, 2012, respectively. During the three months ended March 31, 2012, accumulated losses at OWN exceeded the equity contribution to OWN, and we began to record 100% of OWN’s incremental net losses. We recognized 50% of OWN’s net losses throughout 2011. (See Note 3)
Provision for Income Taxes
Our provisions for income taxes were $127 million and $144 million, and the effective tax rates were 30% and 36% for the three months ended June 30, 2012 and 2011, respectively. The effective tax rate for the three and six months ended June 30, 2012 differed from the U.S. federal statutory income tax rate of 35% primarily due to the reorganization of certain operations, production activity deductions and the net tax benefits related to extraterritorial income deductions for prior tax years, which were partially offset by adjustments for incremental U.S. tax expense on the inter-company license fees established as part of the 2011 international reorganization and state income taxes. The effective tax rate for the three months ended June 30, 2011 differed from the U.S. federal statutory income tax rate of 35% due primarily to state taxes partially offset by production activity deductions.
Our provisions for income taxes were $246 million and $290 million, and the effective tax rates were 32% and 34% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rate for the six months ended June 30, 2012 differed from the U.S. federal statutory income tax rate of 35% primarily due to the reorganization of certain operations, production activity deductions and the net tax benefits related to extraterritorial income deductions for prior tax years, which were partially offset by adjustments for incremental U.S. tax expense on the inter-company license fees established as part of the 2011 international reorganization and state income taxes. The effective tax rate for the six months ended June 30, 2011 differed from the U.S. federal statutory income tax rate of 35% principally because we did not record a deferred tax liability of $21 million with respect to the portion of the outside basis in the OWN venture attributable to the nondeductible goodwill contributed to OWN and production activity deductions.
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
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
U.S. Networks	$700	$660	6%	$1,381	$1,247	11%
International Networks	405	368	10%	785	691	14%
Education and Other	37	39	(5)%	79	80	(1)%
Total revenues	1,142	1,067	7%	2,245	2,018	11%
Costs of revenues, excluding depreciation and amortization	(314)	(288)	9%	(625)	(561)	11%
Selling, general and administrative(1)	(290)	(281)	3%	(580)	(546)	6%
Add: Amortization of deferred launch incentives(2)	5	12	(58)%	10	26	(62)%
Adjusted OIBDA	$543	$510	6%	$1,050	$937	12%

(1)	Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring charges and gains (losses) on dispositions.

(2)	Amortization of deferred launch incentives are included as a reduction of distribution revenue for reporting in accordance with GAAP but are excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Adjusted OIBDA:
U.S. Networks	$426	$395	8%	$821	$729	13%
International Networks	176	173	2%	347	317	9%
Education and Other	2	5	(60)%	7	13	(46)%
Corporate and inter-segment eliminations	(61)	(63)	(3)%	(125)	(122)	2%
Total Adjusted OIBDA	543	510	6%	1,050	937	12%
Amortization of deferred launch incentives	(5)	(12)	(58)%	(10)	(26)	(62)%
Mark-to-market equity-based compensation	(18)	(19)	(5)%	(43)	(23)	87%
Depreciation and amortization	(31)	(30)	3%	(61)	(60)	2%
Restructuring charges	(2)	(4)	(50)%	(3)	(5)	(40)%
Gain on dispositions	—	—	NM	—	129	(100)%
Operating income	$487	$445	9%	$933	$952	(2)%
U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
Distribution	$297	$274	8%	$634	$548	16%
Advertising	387	361	7%	716	651	10%
Other	16	25	(36)%	31	48	(35)%
Total revenues	700	660	6%	1,381	1,247	11%
Costs of revenues, excluding depreciation and amortization	(168)	(154)	9%	(339)	(301)	13%
Selling, general and administrative	(109)	(113)	(4)%	(226)	(221)	2%
Add: Amortization of deferred launch incentives	3	2	50%	5	4	25%
Adjusted OIBDA	426	395	8%	821	729	13%
Amortization of deferred launch incentives	(3)	(2)	50%	(5)	(4)	25%
Depreciation and amortization	(3)	(4)	(25)%	(6)	(8)	(25)%
Restructuring charges	—	(2)	(100)%	(1)	(3)	(67)%
Gain on disposition	—	—	NM	—	129	(100)%
Operating income	$420	$387	9%	$809	$843	(4)%
Revenues
Distribution revenue for the three and six months ended June 30, 2012 increased $23 million and $86 million, respectively, primarily due to the extension and expansion of agreements to license selected library titles. As a result of titles delivered under these types of agreements, license revenue increased $10 million and $61 million for the three and six months ended June 30, 2012, respectively. The remaining distribution revenue increases were attributable to contractual rate increases and increases in paying subscribers for our networks carried on the digital tier.
Advertising revenue for the three and six months ended June 30, 2012 increased $26 million and $65 million, respectively, driven by increased pricing in the upfront and scatter markets and higher sellouts, partially offset by a $7 million decrease for non-recurring revenue items recognized in the second quarter of 2011.
Other revenue for the three and six months ended June 30, 2012 decreased $9 million and $17 million, respectively, due to a change in the classification of earnings for services provided to certain of our equity method investees from other revenue to selling, general and administrative expenses beginning January 1, 2012.
Costs of Revenues
Costs of revenues for the three and six months ended June 30, 2012 increased $14 million and $38 million, respectively, due to higher content expense, which primarily reflects our continued investment in content.
Selling, General and Administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2012 decreased $4 million and increased $5 million, respectively. The decrease for the three months ended June 30, 2012 was due to a change in the classification of earnings for services provided to certain of our unconsolidated equity method investees from other revenue to selling, general and administrative expenses beginning January 1, 2012 and lower marketing expenses, partially offset by higher personnel costs. The increase for the six months ended June 30, 2012 was due to higher personnel and marketing costs, partially offset by a change in the classification of earnings for services provided to certain of our equity method investees from other revenue to selling, general and administrative expenses beginning January 1, 2012.
Adjusted OIBDA
Adjusted OIBDA for the three and six months ended June 30, 2012 increased $31 million and $92 million, respectively, primarily due to increased revenue from licensing of selected library titles, contractual rate increases with our affiliates and advertising, partially offset by higher content expense.
International Networks
The table below presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
Distribution	$243	$225	8%	$482	$435	11%
Advertising	147	132	11%	271	234	16%
Other	15	11	36%	32	22	45%
Total revenues	405	368	10%	785	691	14%
Costs of revenues, excluding depreciation and amortization	(124)	(113)	10%	(243)	(218)	11%
Selling, general and administrative	(107)	(92)	16%	(200)	(178)	12%
Add: Amortization of deferred launch incentives	2	10	(80)%	5	22	(77)%
Adjusted OIBDA	176	173	2%	347	317	9%
Amortization of deferred launch incentives	(2)	(10)	(80)%	(5)	(22)	(77)%
Depreciation and amortization	(14)	(12)	17%	(25)	(22)	14%
Restructuring charges	(1)	(2)	(50)%	(1)	(2)	(50)%
Operating income	$159	$149	7%	$316	$271	17%
Revenues
Distribution revenue for the three and six months ended June 30, 2012 increased $18 million and $47 million, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 15%, or $33 million, and increased 16%, or $66 million, for the three and six months ended June 30, 2012, respectively. The increases are attributable to continued growth of pay television services and subscribers in Latin America and Central and Eastern Europe, the Middle East and Africa ("CEEMEA"), as well as decreased amortization of deferred launch incentives.

Advertising revenue for the three and six months ended June 30, 2012 increased $15 million and $37 million, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 22%, or $27 million, and increased 23%, or $52 million, for the three and six months ended June 30, 2012, respectively. The increases were due to improved pricing across most regions, particularly at free to air networks in Western Europe, and revenues from new networks.
Other revenue for the three and six months ended June 30, 2012 increased $4 million and $10 million, respectively, due to revenue from a production company acquired during the fourth quarter of 2011. Changes in foreign currency exchange rates did not significantly impact other revenues.
Costs of Revenues
Costs of revenues for the three and six months ended June 30, 2012 increased $11 million and $25 million, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues increased 13%, or $14 million, and increased 14%, or $30 million, for the three and six months ended June 30, 2012, respectively. The increases were due to increased investment in content, as well as higher production and distribution costs. Content impairments increased $5 million for the three and six months ended June 30, 2012 due to the rebranding of a cable network in Latin America.
Selling, General and Administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2012 increased $15 million and $22 million, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 20%, or $18 million, and 17%, or $29 million, for the three and six months ended June 30, 2012, respectively. The increases were attributable to increased personnel costs across all regions and higher marketing costs in Latin America.
Adjusted OIBDA
Adjusted OIBDA for the three and six months ended June 30, 2012 increased $3 million and $30 million, respectively. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 16%, or $26 million, and increased 18%, or $54 million, for the three and six months ended June 30, 2012, respectively. The increases were primarily due to the growth of television services and subscribers, which resulted in higher distribution and advertising revenues, as well as higher costs of revenues and selling, general and administrative expenses. The variance in foreign currency largely resulted from entities in Latin America and Western Europe.
Education and Other
The following table presents, for our Education and Other segment, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Revenues	$37	$39	(5)%	$79	$80	(1)%
Costs of revenues, excluding depreciation and amortization	(22)	(20)	10%	(43)	(41)	5%
Selling, general and administrative	(13)	(14)	(7)%	(29)	(26)	12%
Adjusted OIBDA	2	5	(60)%	7	13	(46)%
Depreciation and amortization	(1)	(1)	—%	(2)	(3)	(33)%
Operating income	$1	$4	(75)%	$5	$10	(50)%
Revenues
Revenues for the three and six months ended June 30, 2012 were consistent with prior year amounts.
Costs of Revenues
Costs of revenues, which consist principally of audio production costs, royalty payments and distribution costs, were consistent with prior year amounts for the three and six months ended June 30, 2012.

Selling, General and Administrative
Selling, general and administrative expenses, which are principally comprised of employee costs, were consistent with prior year amounts for the three and six months ended June 30, 2012.
Adjusted OIBDA
Adjusted OIBDA for the three and six months ended June 30, 2012 decreased $3 million and $6 million, respectively, due to increased employee costs for our digital textbook and declining performance for our postproduction audio services.
Corporate and Inter-segment Eliminations
The following table presents, for our unallocated corporate amounts, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Costs of revenues, excluding depreciation and amortization	$—	$(1)	(100)%	$—	$(1)	(100)%
Selling, general and administrative	(61)	(62)	(2)%	(125)	(121)	3%
Adjusted OIBDA	(61)	(63)	(3)%	(125)	(122)	2%
Mark-to-market equity-based compensation	(18)	(19)	(5)%	(43)	(23)	87%
Depreciation and amortization	(13)	(13)	—%	(28)	(27)	4%
Restructuring charges	(1)	—	NM	(1)	—	NM
Operating loss	$(93)	$(95)	(2)%	$(197)	$(172)	15%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation. Corporate expenses are excluded from segment results to evaluate business segment performance based upon decisions made directly by business segment executives.
Selling, general and administrative expenses for the three and six months ended June 30, 2012 were consistent with prior year amounts.
FINANCIAL CONDITION
Sources and Uses of Cash
Our principal sources of cash are cash and cash equivalents on hand, cash flows from operating activities, available borrowing capacity under our revolving credit facility, and access to capital markets. As of June 30, 2012, we had $2.7 billion of available capital resources, which were comprised of $1.7 billion of cash and cash equivalents on hand and approximately $1.0 billion available to borrow under our revolving credit facility. As a public company, we may have access to other sources of capital, such as the public bond and equity markets. On May 17, 2012, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary, issued $1.0 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.30% Senior Notes due May 15, 2022 and $500 million of aggregate principal amount of 4.95% Senior Notes due May 15, 2042. DCL received net proceeds of approximately $983 million from the offering after deducting underwriting discounts and expenses related to the offering. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. In total, we have issued approximately $5.2 billion of senior notes. Access to sufficient capital from the public market is not assured.
Our primary uses of cash include the creation and acquisition of new content, repurchases of treasury stock, personnel costs, payments for income taxes and interest on our outstanding senior notes and funding various equity method investments. On April 25, 2012, our Board of Directors authorized an additional $1.0 billion under our stock repurchase program. The additional authorization of $1.0 billion will expire on April 25, 2014. Previously authorized amounts had no expiration date. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the program, management is authorized to purchase shares through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements and subject to stock price, business conditions, market conditions and other factors. As of June 30, 2012, there was remaining authorization of $1.2 billion for future purchases. In addition, we expect to continue to provide funding to our equity method investees and over time to recoup amounts funded.

We believe our financial condition is sound and anticipate that our existing cash and cash equivalents on hand, cash generated by operating activities and cash available to us, considered together, will meet our anticipated operating cash requirements for at least the next twelve months.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2012	2011
Cash and cash equivalents, beginning of period	$1,048	$466
Cash provided by operating activities	389	431
Cash used in investing activities	(114)	(109)
Cash provided by financing activities	376	299
Effect of exchange rate changes on cash and cash equivalents	(1)	8
Net change in cash and cash equivalents	650	629
Cash and cash equivalents, end of period	$1,698	$1,095
Operating Activities
Cash provided by operating activities decreased $42 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to increases in taxes paid of $73 million and investment in programming of $98 million. During the six months ended June 30, 2012, taxes paid increased due to a non-recurring tax overpayment in 2010, which resulted in a $39 million tax refund and decreases in tax payments during the six months ended June 30, 2011. These increases in cash outflows were partially offset by improved operating results and decreases in cash settled equity-based compensation payments of $55 million.
Investing Activities
Cash flows used in investing activities increased $5 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily attributable to business acquisitions (see Note 2), partially offset by investment proceeds from an equity method investee during the first quarter of 2012.
Financing Activities
Cash flows provided by financing activities increased $77 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was principally due to the issuance of $1.0 billion of senior notes in May 2012 compared to the issuance of $650 million during the six months ended June 30, 2011, as well as an increase in proceeds from stock option exercises and greater excess tax benefits from equity-based compensation expense, offset by a $315 million increase in repurchases of our Series A and C common stock pursuant to our stock repurchase program.

Capital Resources
As of June 30, 2012, we had approximately $2.7 billion of total capital resources available comprised of the following (in millions).

	June 30, 2012
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$1,698	$—	$—	$1,698
Revolving credit facility	1,000	1	—	999
Fixed rate public debt:
3.70% Senior Notes, semi-annual interest, due June 2015	850	—	850	—
5.625% Senior Notes, semi-annual interest, due August 2019	500	—	500	—
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	—	1,300	—
4.375% Senior Notes, semi-annual interest, due June 2021	650	—	650	—
3.30% Senior Notes, semi-annual interest, due May 2022	500		500
6.35% Senior Notes, semi-annual interest, due June 2040	850	—	850	—
4.95% Senior Notes, semi-annual interest, due May 2042	500	—	500	—
Total fixed rate public debt	5,150	—	5,150	—
Total	$7,848	$1	$5,150	$2,697
As of June 30, 2012, we held $43 million of our $1.7 billion of cash and cash equivalents in our foreign corporations. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. However, if these funds are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate them.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into various commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Information regarding our commitments and off-balance sheet arrangements is set forth in Note 13 to the accompanying consolidated financial statements.
RELATED PARTY TRANSACTIONS
In the ordinary course of business we enter into transactions with related parties, primarily our equity method investees and Liberty Global, Inc. Information regarding transactions and amounts with related parties is set forth in Note 12 to the accompanying consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2011. Disclosure about our critical accounting policies and estimates is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations ,” in the 2011 Form 10-K.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during the six months ended June 30, 2012. Information regarding our adoption of new accounting and reporting standards is set forth in Note 1 to the accompanying consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposures to market risk have not changed materially since December 31, 2011. Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Form 10-K.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
Our risk factors have not changed materially since December 31, 2011. Disclosure about our existing risk factors is set forth in Item A, “Risk Factors,” in the 2011 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended June 30, 2012.
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended June 30, 2012.

Period	Total Number of Series A Shares Purchased	Average Price Paid per Share: Series A (1)	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2012 - April 30, 2012	—	$—	2,372,657	$47.56	2,372,657	$1,497,126,994
May 1, 2012 - May 31, 2012	217,200	$49.97	2,652,184	$47.52	2,869,384	$1,360,228,560
June 1, 2012 - June 30, 2012	73,100	$51.42	3,152,900	$47.56	3,226,000	$1,206,507,224
Total	290,300	$50.34	8,177,741	$47.55	8,468,041	$1,206,507,224

(1)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

(2)
On April 25, 2012, the Company’s Board of Directors approved an additional authorization of $1.0 billion under our stock repurchase program, bringing the total authorization under the program to $3.0 billion. The additional authorization of $1.0 billion to our stock repurchase program will expire on April 25, 2014. Previously authorized amounts had no expiration date. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The above repurchases were funded using cash on hand. We expect to fund stock repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. There were no repurchases of our Series B common stock during the three months ended June 30, 2012.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1
Fourth Supplemental Indenture, dated as of May 17, 2012, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the 8-K filed on May 17, 2012, SEC File No. 1-34177).

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
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Three Months Ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011, (v) Consolidated Statements of Equity for the Three Months Ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: July 31, 2012	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: July 31, 2012	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1
Fourth Supplemental Indenture, dated as of May 17, 2012, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the 8-K filed on May 17, 2012, SEC File No. 1-34177).

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
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Three Months Ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011, (v) Consolidated Statements of Equity for the Three Months Ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.