Form 10-Q
period 2012-09-30
Discovery Communications, Inc.
filed 2012-11-06
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of October 31, 2012:

Series A Common Stock, par value $0.01 per share	144,968,328
Series B Common Stock, par value $0.01 per share	6,563,538
Series C Common Stock, par value $0.01 per share	87,324,903

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,553	$1,048
Receivables, net	1,079	1,042
Content rights, net	107	93
Deferred income taxes	62	73
Prepaid expenses and other current assets	194	175
Total current assets	2,995	2,431
Noncurrent content rights, net	1,482	1,302
Property and equipment, net	368	379
Goodwill	6,314	6,291
Intangible assets, net	552	571
Equity method investments	821	807
Other noncurrent assets	155	132
Total assets	$12,687	$11,913
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54	$53
Accrued expenses and other current liabilities	618	554
Deferred revenues	133	113
Current portion of long-term debt	21	26
Total current liabilities	826	746
Long-term debt	5,210	4,219
Deferred income taxes	260	337
Other noncurrent liabilities	124	92
Total liabilities	6,420	5,394
Commitments and contingencies (Note 13)
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 57 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 147 and 142 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 142 shares issued	2	2
Additional paid-in capital	6,665	6,505
Treasury stock, at cost	(2,248)	(1,102)
Retained earnings	1,851	1,132
Accumulated other comprehensive loss	(8)	(23)
Total Discovery Communications, Inc. stockholders’ equity	6,265	6,517
Noncontrolling interests	2	2
Total equity	6,267	6,519
Total liabilities and equity	$12,687	$11,913
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Distribution	$549	$580	$1,665	$1,563
Advertising	468	442	1,455	1,328
Other	59	58	167	171
Total revenues	1,076	1,080	3,287	3,062
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	296	328	890	860
Selling, general and administrative	314	293	932	855
Depreciation and amortization	27	29	87	88
Restructuring charges	1	2	4	7
Gain on disposition	—	—	—	(129)
Total costs and expenses	638	652	1,913	1,681
Operating income	438	428	1,374	1,381
Interest expense	(68)	(56)	(184)	(154)
Other expense, net	(21)	(5)	(77)	(10)
Income from continuing operations before income taxes	349	367	1,113	1,217
Provision for income taxes	(134)	(127)	(381)	(418)
Income from continuing operations, net of taxes	215	240	732	799
Loss from discontinued operations, net of taxes	(9)	(3)	(11)	(3)
Net income	206	237	721	796
Net income attributable to noncontrolling interests	(1)	—	(2)	—
Net income available to Discovery Communications, Inc. stockholders	$205	$237	$719	$796
Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$0.58	$0.60	$1.92	$1.98
Diluted	$0.57	$0.60	$1.91	$1.96
Loss per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.55	$0.60	$1.89	$1.97
Diluted	$0.55	$0.59	$1.88	$1.95
Weighted average shares outstanding:
Basic	372	398	380	404
Diluted	375	401	383	408
Income per share amounts may not sum since each is calculated independently.
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$206	$237	$721	$796
Other comprehensive income (loss), net of tax:
Currency translation adjustments	15	(12)	16	11
Derivative and market value adjustments	—	—	(1)	—
Comprehensive income	221	225	736	807
Comprehensive income attributable to noncontrolling interests	(1)	—	(2)	—
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$220	$225	$734	$807
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$721	$796
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	112	70
Depreciation and amortization	87	90
Content amortization and impairment expense	638	623
Loss (gain) on disposition	6	(129)
Equity in losses and distributions from investee companies	91	22
Deferred income tax (benefit) expense	(60)	71
Other, net	26	36
Changes in operating assets and liabilities:
Receivables, net	(36)	(127)
Content rights	(828)	(653)
Accounts payable and accrued liabilities	82	8
Equity-based compensation liabilities	(39)	(107)
Income tax receivable	—	91
Other, net	(29)	(31)
Cash provided by operating activities	771	760
Investing Activities
Purchases of property and equipment	(53)	(42)
Business acquisition, net of cash acquired	(20)	—
Distribution from equity method investee	17	—
Investments in and advances to equity method investees	(115)	(93)
Other investing activities, net	(24)	—
Cash used in investing activities	(195)	(135)
Financing Activities
Borrowings from long term debt, net of discount and issuance costs	981	639
Principal repayments of capital lease obligations	(17)	(16)
Repurchases of common stock	(1,146)	(732)
Proceeds from issuance of common stock in connection with equity-based plans	76	43
Excess tax benefits from equity-based compensation	37	18
Other financing activities, net	(3)	(7)
Cash used in financing activities	(72)	(55)
Effect of exchange rate changes on cash and cash equivalents	1	(4)
Net change in cash and cash equivalents	505	566
Cash and cash equivalents, beginning of period	1,048	466
Cash and cash equivalents, end of period	$1,553	$1,032
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2012	2011
Supplemental Cash Flow Information
Cash paid for taxes, net	$(354)	$(206)
Cash paid for interest	$(136)	$(115)
Noncash Investing and Financing Transactions
Investment in OWN	$7	$273
Assets acquired under capital lease arrangements	$10	$—
Acquisitions
Fair value of assets	$32	$—
Fair value of liabilities	(12)	—
Cash paid, net of cash acquired	$20	$—
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,471	$2	$6,473	$6,513	$1	$6,514
Comprehensive income	220	1	221	225	—	225
Equity-based compensation	15	—	15	13	—	13
Excess tax benefits from equity-based compensation	4	—	4	1	—	1
Issuance of common stock in connection with equity-based plans	9	—	9	5	—	5
Repurchases of common stock	(454)	—	(454)	(355)	—	(355)
Cash distributions to noncontrolling interests	—	(1)	(1)	—	—	—
Ending balance	$6,265	$2	$6,267	$6,402	$1	$6,403

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,517	$2	$6,519	$6,225	$8	$6,233
Comprehensive income	734	2	736	807	—	807
Equity-based compensation	47	—	47	41	—	41
Excess tax benefits from equity-based compensation	37	—	37	18	—	18
Issuance of common stock in connection with equity-based plans	76	—	76	43	—	43
Repurchases of common stock	(1,146)	—	(1,146)	(732)	—	(732)
Cash distributions to noncontrolling interests	—	(2)	(2)	—	(7)	(7)
Ending balance	$6,265	$2	$6,267	$6,402	$1	$6,403
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a leading nonfiction media and entertainment company that provides programming across distribution platforms throughout the world and owns and operates a diversified portfolio of website properties. The Company also develops and sells curriculum-based education products and services. The Company classifies its operations in three segments: U.S. Networks, consisting principally of domestic television networks, websites and other digital distribution services; International Networks, consisting principally of international television networks and websites; and Education, consisting principally of curriculum-based education product and service offerings. Financial information for Discovery’s reportable segments is discussed in Note 14.
Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments, consisting only of those of a normal recurring nature, necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually re-evaluates its estimates, judgments and assumptions, and management’s assessments could change. Actual results may differ from those estimates.
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
Accounting and Reporting Pronouncements Adopted
Fair Value Measurements
In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued guidance that results in a consistent definition between GAAP and International Financial Reporting Standards (“IFRS”) of fair value and common requirements for measurement and disclosure of fair value. There are several changes under the new guidance. The highest and best use valuation concepts are relevant only when measuring the fair value of nonfinancial assets. The prohibition of the application of a blockage factor extends to all financial measurements. The Company must disclose quantitative information about unobservable inputs used to assess fair value and provide a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. The Company prospectively adopted the new guidance effective January 1, 2012. The adoption of the new guidance did not have a material impact on the Company's financial statements.
Comprehensive Income
In June 2011, the FASB issued guidance eliminating the option to report other comprehensive income and its components in the statement of changes in equity. Entities may elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. Under the new guidance, each component of net income

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, are required to be disclosed under either alternative. The Company retrospectively adopted the new guidance effective January 1, 2012 and elected to present comprehensive income in a separate statement.
Accounting and Reporting Pronouncements Not Yet Adopted
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued guidance that is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing entities an option to perform a qualitative assessment to determine whether a quantitative impairment test is necessary. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. The Company does not expect that this guidance will have a material effect on its consolidated financial statements.
Concentrations Risk
Customers
The Company has long-term contracts with distributors, including the largest operators in the U.S. and major international distributors. In the U.S., approximately 90% of the Company's distribution revenue comes from the Company's top 10 distributors. Outside of the U.S., approximately 50% of the Company's distribution revenue comes from the Company's top 10 distributors. Agreements with the Company’s major cable and satellite customers expire at various times beginning in 2012 through 2020. Failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s results of operations and financial condition. Not only could the Company experience a reduction in distribution revenue, but advertising revenue could decline due to lower affiliate subscriber levels and viewership.
No individual customer accounted for more than 10% of total consolidated revenues for the three and nine months ended September 30, 2012 or 2011. The Company’s trade receivables do not represent a significant concentration of credit risk as of September 30, 2012 or December 31, 2011 due to the wide variety of customers and global markets in which the Company operates.
Financial Institutions
Cash and cash equivalents are maintained with financial institutions such as banks and money market mutual funds. The Company has deposits, redeemable on demand, held with banks that exceed the amount of insurance provided on such deposits. These deposits are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of September 30, 2012, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the nine months ended September 30, 2012, the Company acquired businesses for total consideration of $31 million, net of cash acquired. Contingent consideration of up to $13 million may be paid if certain performance targets are achieved. The Company recorded $21 million of goodwill in connection with these acquisitions.
Dispositions
Postproduction Audio Business - Discontinued Operations
On September 17, 2012, the Company sold its postproduction audio business, CSS Studios, LLC, which resulted in a $6 million loss, net of taxes. The results of the postproduction audio business are not material to the Company and have been

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

reflected in loss from discontinued operations, net of taxes, in the consolidated statements of operations for all periods presented. The postproduction audio business was an operating segment combined with Education as a reportable segment.
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
NOTE 3. VARIABLE INTEREST ENTITIES
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. In certain instances, an investment may qualify as a variable interest entity (“VIE”). As of September 30, 2012 and December 31, 2011, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which operate pay-television networks.
The Company accounts for its interests in VIEs using the equity method. The aggregate carrying values of these equity method investments were $811 million and $807 million as of September 30, 2012 and December 31, 2011, respectively. During the three and nine months ended September 30, 2012, the Company recognized losses of $24 million and $81 million, respectively, for its portion of net losses generated by these VIEs. During the three and nine months ended September 30, 2011, the Company recognized losses of $3 million and $10 million, respectively, for its portion of net losses generated by VIEs. The Company's portion of net losses generated by VIEs were recorded in other expense, net in the consolidated statements of operations.
As of September 30, 2012, the Company’s estimated risk of loss for investments in VIEs was approximately $839 million, which includes investment carrying values, unfunded contractual commitments and guarantees made on behalf of equity method investees. Actual amounts funded to OWN LLC have exceeded contractual funding commitments. The Company intends to continue funding OWN LLC, but has not recorded any obligations for future funding. The estimated risk of loss excludes the Company’s operating performance guarantee for Hub Television Networks LLC disclosed below.
Hub Television Networks LLC
Hub Television Networks LLC operates The Hub, which is a pay-television network that provides children’s and family entertainment and educational programming. The Company is obligated to provide The Hub with funding up to $15 million; the Company has not provided funding as of September 30, 2012. The Company also provides services such as distribution, sales and administrative support for a fee (see Note 12).
Based upon the level of equity investment at risk, The Hub is a VIE. Discovery and its partner, Hasbro Inc. (“Hasbro”), share equally in voting control and jointly consent to decisions about programming and marketing strategy and thereby direct the activities of The Hub that most significantly impact its economic performance. Neither has special governance rights, and both are equally represented on the board of The Hub. The partners also share equally in the profits, losses and funding of The Hub. The Company has determined that it is not the primary beneficiary of The Hub. Accordingly, the Company accounts for its investment in The Hub using the equity method.
Through December 31, 2015, the Company has guaranteed the performance of The Hub and is required to compensate Hasbro to the extent that distribution metrics decline versus levels historically achieved by the Discovery Kids channel. This guarantee extends on a declining basis through the period of guarantee. Upon inception of The Hub on May 22, 2009, the maximum amount potentially due under this guarantee was $300 million. As of September 30, 2012, the maximum amount potentially due under this guarantee was less than $125 million. The maximum exposure to loss is expected to decline to zero during 2015. As The Hub’s distribution is generally provided under long-term contracts with stable subscriber levels, the Company believes the likelihood is remote that the guaranteed performance levels will not be achieved and, therefore, believes the performance guarantee is unlikely to have an adverse impact on the Company.
The carrying values of the Company’s investment in The Hub were $323 million and $334 million as of September 30, 2012 and December 31, 2011, respectively. The value of the investment may decline if future results vary negatively from the current long range plan. The Company continues to monitor the valuation of its investment in accordance with GAAP, which requires an impairment charge when there is an other-than-temporary decline in the investment’s value. No impairment was recorded during the nine months ended September 30, 2012.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

OWN LLC
OWN LLC operates OWN, which is a pay-television network and website that provides adult lifestyle content focused on self-discovery and self-improvement. Based upon the level of equity investment at risk, OWN is a VIE. While the Company and Harpo Inc. ("Harpo") are partners who share equally in voting control, power is not shared because certain activities that significantly impact OWN’s economic performance are directed by Harpo. Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel. Accordingly, the Company has determined that it is not the primary beneficiary of OWN and accounts for its investment in OWN using the equity method.
In connection with the launch of OWN on January 1, 2011, the Company contributed the domestic Discovery Health network to the venture. The contribution did not impact the Company’s ownership interest, voting control or governance rights related to OWN. Subsequent to the contribution, the Company no longer consolidates the domestic Discovery Health network, which was a component of its U.S. Networks segment. However, the Company provides OWN funding, content licenses and services such as distribution, sales and administrative support for a fee (see Note 12).
The Company recorded the contribution at fair value, which resulted in a pretax gain of $129 million and tax expense of $27 million. The fair value of the Company’s retained equity interest in OWN was estimated to be $273 million. The gain represents the fair value of the equity investment retained less the carrying values of contributed assets, which included goodwill and other identifiable assets with carrying values of $136 million and $8 million, respectively. The fair value of the contribution of the Discovery Health network to OWN was determined utilizing customary valuation methodologies including discounted cash flow valuation models. The underlying assumptions, such as future cash flows, weighted average costs of capital and long-term growth rates were generally not observable in the marketplace and therefore involved significant judgment.
As of September 30, 2012 and December 31, 2011, the Company’s advances to and note receivable from OWN were $450 million and $317 million, respectively. During the nine months ended September 30, 2012, the Company provided OWN with funding of $112 million and accrued interest earned on the note receivable of $21 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company expects to provide additional funding to OWN and to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo.
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company recognized $104 million or 100% of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began again to record 100% of OWN’s net losses. The Company will continue to record 100% of OWN's operating losses as long as Discovery provides all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. Future net income generated by OWN will initially be recorded 100% by the Company until Discovery recovers losses absorbed in excess of Discovery’s equity ownership interest.
The carrying value of the Company’s investment in OWN, including its equity method investment and note receivable balance, was $457 million and $420 million as of September 30, 2012 and December 31, 2011, respectively. Given that the early results of OWN’s operations have been below its initial business plan, there is a possibility that the results of OWN’s future operations will fall below the revised long-term projections. The Company continues to monitor the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable and determine whether there is impairment of the Company’s equity investment in OWN. No impairment was recorded during the nine months ended September 30, 2012.
Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount every two and one half years commencing January 1, 2016. The maximum put amount ranges from $100 million on the first put exercise date up to $400 million on the fourth put exercise date. The Company has recorded no amounts for the put right.

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

Level 3	–	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2012
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$94	$—	$—	$94
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	301	—	—	301
U.S. Treasury securities	Cash and cash equivalents	—	650	—	650
Total assets		$395	$650	$—	$1,045
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$94	$—	$—	$94
Total liabilities		$94	$—	$—	$94

		December 31, 2011
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$76	$—	$—	$76
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	635	—	—	635
Total assets		$711	$—	$—	$711
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$76	$—	$—	$76
Total liabilities		$76	$—	$—	$76
Trading securities are comprised of investments in mutual funds held in a separate trust which are owned as part of the Company’s deferred compensation plan. The fair value of Level 1 trading securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair value of the related deferred compensation plan liability was determined based on the fair value of the related investments elected by employees.
Available-for-sale securities represent investments in highly liquid instruments with original maturities of 90 days or less. The fair value of Level 1 available-for-sale securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair value of Level 2 available-for-sale securities was determined by reference to quoted market prices in active markets for similar assets.
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable and debt. The carrying values for cash, accounts receivable and accounts payable approximated their fair values. The estimated fair value of the Company’s outstanding senior notes using

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

quoted prices from over the counter markets, considered Level 2 inputs, was $5.9 billion and $4.6 billion as of September 30, 2012 and December 31, 2011, respectively.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	September 30, 2012	December 31, 2011
Produced content rights:
Completed	$2,567	$2,257
In-production	315	221
Coproduced content rights:
Completed	507	491
In-production	95	80
Licensed content rights:
Acquired	434	346
Prepaid	17	21
Content rights, at cost	3,935	3,416
Accumulated amortization	(2,346)	(2,021)
Total content rights, net	1,589	1,395
Current portion	(107)	(93)
Noncurrent portion	$1,482	$1,302
Content expense consists of content amortization, impairments and other production charges and is included in cost of revenues in the consolidated statements of operations. Content expense was $228 million and $259 million for the three months ended September 30, 2012 and 2011, respectively, and $688 million and $666 million for the nine months ended September 30, 2012 and 2011, respectively. Content impairments were $12 million and $33 million for the three months ended September 30, 2012 and 2011, respectively, and $26 million and $43 million for the nine months ended September 30, 2012 and 2011, respectively.
NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	September 30, 2012	December 31, 2011
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
3.30% Senior Notes, semi-annual interest, due May 2022	500	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	—
Capital lease obligations	98	106
Total long-term debt	5,248	4,256
Unamortized discount	(17)	(11)
Long-term debt, net	5,231	4,245
Current portion of long-term debt	(21)	(26)
Noncurrent portion of long-term debt	$5,210	$4,219
On May 17, 2012, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued $1.0 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.30% Senior

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
On September 25, 2012, the Company modified its existing $1.0 billion revolving credit facility agreement to extend the expiration date two years to October 12, 2017. The terms of the revolving credit facility otherwise remained substantially the same: DCL continues to be the borrower, Discovery continues to be the unconditional guarantor, the lenders named therein remained the same and the obligations under the credit agreement remain unsecured. There were no amounts drawn under the revolving credit facility as of September 30, 2012 or December 31, 2011. If the Company were to draw on the revolving credit facility, outstanding balances would bear interest at a variable rate determined pursuant to the lending agreement and would be due on the expiration date.
As of September 30, 2012 and December 31, 2011, the Company was in compliance with all covenants in, and there were no events of default under, its revolving credit agreement.
NOTE 7. EQUITY
Stock Repurchase Program
On April 25, 2012, the Company’s Board of Directors approved an additional authorization of $1.0 billion under the stock repurchase program, bringing the total authorization under the stock repurchase program to $3.0 billion. As of September 30, 2012, the Company had remaining authorization of $752 million for future repurchases of its common stock under the stock repurchase program, which will expire on April 25, 2014. Under the stock repurchase program, management is authorized to purchase shares through open market transactions or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements and subject to stock price, business conditions, market conditions and other factors.
The stock repurchases are recorded in treasury stock on the consolidated balance sheet. All repurchases during the three and nine months ended September 30, 2012 and 2011 were made through open market transactions and were funded using cash on hand. As of September 30, 2012, the Company had repurchased 1.6 million and 52.9 million shares of Series A and Series C common stock over the life of the program for the aggregate purchase price of $86 million and $2.2 billion, respectively. As of December 31, 2011, the Company had repurchased 30.1 million shares of Series C common stock over the life of the program for the aggregate purchase price of $1.1 billion. There were no shares of Series A common stock repurchased as of December 31, 2011.
The table below presents a summary of stock repurchases (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Series A Common Stock:
Shares repurchased	1.3	—	1.6	—
Purchase price	$71	$—	$86	$—
Series C Common Stock:
Shares repurchased	7.7	9.8	22.8	20.2
Purchase price	$383	$355	$1,060	$732
Total shares repurchased	9.0	9.8	24.4	20.2
Total purchase price	$454	$355	$1,146	$732

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Comprehensive Income (Loss)
The table below presents the activity within other comprehensive income (loss) (in millions).

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments	$18	$(3)	$15	$(18)	$6	$(12)
Other comprehensive income (loss)	$18	$(3)	$15	$(18)	$6	$(12)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments	$18	$(2)	$16	$18	$(7)	$11
Derivative and market value adjustments	(2)	1	(1)	—	—	—
Other comprehensive income	$16	$(1)	$15	$18	$(7)	$11
The table below presents the changes in the components of other accumulated comprehensive loss, net of taxes (in millions).

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(28)	$5	$(23)	$(16)	$6	$(10)
Current period other comprehensive income (loss)	15	—	15	(12)	—	(12)
Ending balance	$(13)	$5	$(8)	$(28)	$6	$(22)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(29)	$6	$(23)	$(39)	$6	$(33)
Current period other comprehensive income (loss)	16	(1)	15	11	—	11
Ending balance	$(13)	$5	$(8)	$(28)	$6	$(22)

NOTE 8. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which unit awards, stock options, performance based restricted stock units (“PRSUs”), time based restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) have been issued. During the nine months ended September 30, 2012, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2011 Form 10-K.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unit awards	$19	$8	$52	$29
Stock options	7	8	24	26
PRSUs and RSUs	8	5	23	15
SARs	6	—	13	—
Total equity-based compensation expense	$40	$21	$112	$70
Tax benefit recognized	$15	$8	$42	$26
Compensation expense for all awards was recorded in selling, general and administrative expense in the consolidated statements of operations. As of September 30, 2012 and December 31, 2011, the Company recorded total liabilities for cash-settled awards of $62 million and $37 million, respectively.
Equity-Based Award Activity
Unit Awards
The table below presents unit award activity (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	5.5	$31.44
Granted	—	—
Settled	(2.2)	27.50		$38
Forfeited	—	—
Outstanding as of September 30, 2012	3.3	$34.14	0.93	$82
Vested and expected to vest as of September 30, 2012	3.1	$34.11	0.93	$78
Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. As of September 30, 2012, the weighted-average fair value of unit awards outstanding was $25.58 per unit award. The Company made cash payments to settle vested unit awards totaling $38 million and $106 million during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $32 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 1.70 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	12.7	$22.52
Granted	1.2	48.42
Exercised	(4.5)	17.16		$139
Forfeited	(0.2)	31.29
Outstanding as of September 30, 2012	9.2	$28.20	5.52	$288
Vested and expected to vest as of September 30, 2012	8.9	$27.69	5.52	$283
Exercisable as of September 30, 2012	3.5	$21.36	5.12	$133
The Company received cash payments from the exercise of stock options totaling $76 million and $43 million during the nine months ended September 30, 2012 and 2011, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2012 was $16.87 per option. As of September 30, 2012, there was $43 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.03 years.
PRSUs and RSUs
The table below presents PRSU and RSU activity (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2011	2.2	$35.48
Granted	0.9	47.99
Converted	(0.1)	32.79		$5
Forfeited	(0.1)	36.47
Outstanding as of September 30, 2012	2.9	$39.62	1.62	$170
Vested and expected to vest as of September 30, 2012	2.7	$39.56	1.59	$158
PRSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service and whether the Company achieves certain operating performance targets. As of September 30, 2012, there were approximately 2 million outstanding PRSUs with a weighted-average grant price of $39.23. As of September 30, 2012, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $34 million, which is expected to be recognized over a weighted-average period of 1.29 years.
RSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service. As of September 30, 2012, there were approximately 1 million outstanding RSUs with a weighted-average grant price of $40.68. As of September 30, 2012, there was $20 million of unrecognized compensation cost, net of expected forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.52 years.
SARs
There were 2 million and zero SARs outstanding as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, the weighted-average fair value of SARs outstanding was $19.35 per award. The Company made cash payments of $1 million to settle exercised SARs during both the nine months ended September 30, 2012 and 2011. As of September 30, 2012, there was $21 million of unrecognized compensation cost, net of estimated forfeitures, related to SARs, which is expected to be recognized over a weighted-average period of 1.73 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. INCOME TAXES
The Company's provisions for income taxes on income from continuing operations were $134 million and $381 million, and effective income tax rates were 38% and 34%, for the three and nine months ended September 30, 2012, respectively. The Company's provisions for income taxes on income from continuing operations were $127 million and $418 million, and effective income tax rates were 35% and 34%, for the three and nine months ended September 30, 2011, respectively.
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal income taxes	2%	2%	2%	2%
Effect of foreign operations	3%	—%	3%	—%
Domestic production activity deductions	(2)%	(2)%	(3)%	(2)%
Reorganization of operations	—%	—%	(2)%	—%
Other, net	—%	—%	(1)%	(1)%
Effective income tax rate	38%	35%	34%	34%

In November 2011, the Company restructured certain of its foreign business operations and transferred certain assets from the U.S. to foreign affiliates. The "Effect of foreign operations" in the above table includes the U.S. tax cost of that transfer. In June 2012, the Company became certain that it would recognize a tax benefit from the legal restructuring of certain assets. The "Reorganization of operations" in the above table includes the U.S. tax benefit of that restructuring.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10. NET INCOME PER SHARE
The table below sets forth the computation of the weighted-average number of shares outstanding utilized in determining basic and diluted net income per share (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations, net of taxes	$215	$240	$732	$799
Less:
Net income attributable to noncontrolling interests	(1)	—	(2)	—
Income from continuing operations available to Discovery Communications, Inc. stockholders	214	240	730	799
Loss from discontinued operations, available to Discovery Communications, Inc. stockholders	(9)	(3)	(11)	(3)
Net income available to Discovery Communications, Inc. stockholders	$205	$237	$719	$796
Denominator:
Weighted average shares outstanding — basic	372	398	380	404
Weighted average dilutive effect of equity awards	3	3	3	4
Weighted average shares outstanding — diluted	375	401	383	408
Income (Loss) Per Share:
Income from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$0.58	$0.60	$1.92	$1.98
Diluted	$0.57	$0.60	$1.91	$1.96
Loss from discontinued operations, available to Discovery Communications, Inc. stockholders:
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Net income available to Discovery Communications, Inc. stockholders:
Basic	$0.55	$0.60	$1.89	$1.97
Diluted	$0.55	$0.59	$1.88	$1.95
Income per share amounts may not sum since each is calculated independently.
The table below presents the details of the equity-based awards and preferred shares that were excluded from the calculation of diluted net income per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Anti-dilutive stock options and RSUs	1	3	1	2
PRSUs whose performance targets are not achieved	2	2	2	1
Contingently issuable preferred shares	1	1	1	1
Net income per share is calculated by dividing the applicable net income available to Discovery Communications, Inc. stockholders by the weighted-average number of shares outstanding. Diluted net income per share adjusts basic net income per share for the dilutive effect of the assumed exercise of outstanding stock options and stock-settled SARs, the vesting of outstanding service based RSUs, and the expected shares issued under the Discovery Communications, Inc. 2011 Employee Stock Purchase Plan using the treasury stock method. Diluted net income per share also adjusts basic net income per share for

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the dilutive effect of the assumed vesting of outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent fiscal period.
At September 30, 2012 and 2011, the weighted average number of basic and diluted shares outstanding included the Company’s outstanding Series A, Series B and Series C common stock, as well as its outstanding Series A and Series C convertible preferred stock, as the holder of each common and preferred series legally participates equally in any per share distributions.
NOTE 11. SUPPLEMENTAL DISCLOSURES
The table below presents the components of accrued expenses and other current liabilities (in millions).

	September 30, 2012	December 31, 2011
Accrued payroll and related benefits	$236	$229
Content rights payable	85	86
Accrued income taxes	53	38
Accrued interest	78	25
Current portion of equity-based compensation liabilities	47	27
Accrued other	119	149
Total accrued expenses and other current liabilities	$618	$554
The table below presents the components of other expense, net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Losses from equity investees, net	$(22)	$(4)	$(76)	$(12)
Other, net	1	(1)	(1)	2
Total other expense, net	$(21)	$(5)	$(77)	$(10)
NOTE 12. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. The Company provides equity method investees, including unconsolidated VIEs, with content licenses and services such as distribution, sales and administrative support (see Note 3). Other related parties include entities that share common directorship or ownership. The majority of the revenue earned under contractual arrangements with other related parties relates to multi-year network distribution arrangements. The most significant of the Company's other related parties is Liberty Global, Inc. ("Liberty Global"). Discovery’s Board of Directors includes three members who serve as directors of Liberty Global. John C. Malone is Chairman of the Board of Liberty Global and beneficially owns approximately 36% of the aggregate voting power with respect to the election of directors.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues and service charges:
Equity method investees	$22	$19	$70	$63
Liberty Global	8	9	23	26
Other	—	1	—	3
Total revenues and service charges	$30	$29	$93	$92
Interest income(a)	$8	$4	$21	$12
Expenses	$2	$5	$12	$16

(a) The Company records interest earnings from loans to equity method investees as a component of losses from equity method investees, net, which is a component of other expense, net in the consolidated statements of operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Of the revenues and other service charges earned from transactions with equity method investees, the Company provided funding for $7 million and $29 million for the three and nine months ended September 30, 2012, respectively, and $7 million and $23 million for the three and nine months ended September 30, 2011, respectively.
The table below presents receivables due from related parties (in millions).

	September 30, 2012	December 31, 2011
Receivables	$25	$14
Note receivable (see Note 3)	$450	$317
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
Guarantees
The Company has guaranteed a certain level of operating performance for The Hub (see Note 3). There were no amounts recorded for guarantees associated with equity method investees as of September 30, 2012 or December 31, 2011.
The Company may provide indemnities intended to protect others from certain business risks. Similarly, the Company may remain contingently liable for certain obligations in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of September 30, 2012 or December 31, 2011.
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges and (vi) gains and losses on business and asset dispositions. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market equity-based compensation, exit and restructuring charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. The Company also excludes depreciation of fixed assets, and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives.
The tables below present summarized financial information for each of the Company’s reportable segments (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
U.S. Networks	$664	$695	$2,045	$1,942
International Networks	390	363	1,175	1,054
Education	25	22	70	66
Corporate and inter-segment eliminations	(3)	—	(3)	—
Total revenues	$1,076	$1,080	$3,287	$3,062

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Adjusted OIBDA:
U.S. Networks	$386	$378	$1,207	$1,107
International Networks	173	156	520	473
Education	5	4	14	17
Corporate and inter-segment eliminations	(66)	(58)	(191)	(180)
Total Adjusted OIBDA	$498	$480	$1,550	$1,417

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of Total Adjusted OIBDA to Operating Income:
Total Adjusted OIBDA	$498	$480	$1,550	$1,417
Amortization of deferred launch incentives	(5)	(13)	(15)	(39)
Mark-to-market equity-based compensation	(27)	(8)	(70)	(31)
Depreciation and amortization	(27)	(29)	(87)	(88)
Restructuring charges	(1)	(2)	(4)	(7)
Gain on disposition	—	—	—	129
Operating income	$438	$428	$1,374	$1,381

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2012	December 31, 2011
Total assets:
U.S. Networks	$2,840	$2,679
International Networks	1,412	1,244
Education(a)	66	68
Corporate and inter-segment eliminations	8,369	7,922
Total assets	$12,687	$11,913

(a) The December 31, 2011 Education balances include the assets of the Company's postproduction audio business, which is reported as discontinued operations in the consolidated statements of operations (see Note 2).
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CODM.
NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of September 30, 2012 and December 31, 2011, the senior notes outstanding (see Note 6) have been issued by DCL, a wholly-owned subsidiary of the Company, pursuant to Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company (collectively, the “Issuers”), may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
September 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,410	$143	$—	$—	$1,553
Receivables, net	—	—	393	686	—	—	1,079
Content rights, net	—	—	7	100	—	—	107
Deferred income taxes	—	—	25	37	—	—	62
Prepaid expenses and other current assets	28	—	113	53	—	—	194
Intercompany trade receivables, net	—	—	158	—	—	(158)	—
Total current assets	28	—	2,106	1,019	—	(158)	2,995
Investment in and advances to subsidiaries	6,243	6,248	4,735	—	4,175	(21,401)	—
Noncurrent content rights, net	—	—	586	896	—	—	1,482
Goodwill	—	—	3,767	2,547	—	—	6,314
Equity method investments	—	—	337	484	—	—	821
Other noncurrent assets	—	20	503	572	—	(20)	1,075
Total assets	$6,271	$6,268	$12,034	$5,518	$4,175	$(21,579)	$12,687
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$7	$14	$—	$—	$21
Other current liabilities	6	5	361	433	—	—	805
Intercompany trade payables, net	—	—	—	158	—	(158)	—
Total current liabilities	6	5	368	605	—	(158)	826
Long-term debt	—	—	5,146	64	—	—	5,210
Other noncurrent liabilities	—	—	272	112	20	(20)	384
Total liabilities	6	5	5,786	781	20	(178)	6,420
Equity attributable to Discovery Communications, Inc.	6,265	6,263	6,248	4,737	4,155	(21,403)	6,265
Noncontrolling interests	—	—	—	—	—	2	2
Total equity	6,265	6,263	6,248	4,737	4,155	(21,401)	6,267
Total liabilities and equity	$6,271	$6,268	$12,034	$5,518	$4,175	$(21,579)	$12,687

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$436	$645	$—	$(5)	$1,076
Costs of revenues, excluding depreciation and amortization	—	—	104	196	1	(5)	296
Selling, general and administrative	4	—	49	261	—	—	314
Depreciation and amortization	—	—	8	19	—	—	27
Restructuring charges	—	—	—	1	—	—	1
Total costs and expenses	4	—	161	477	1	(5)	638
Operating (loss) income	(4)	—	275	168	(1)	—	438
Equity in earnings of subsidiaries	193	209	102	—	141	(645)	—
Interest expense	—	—	(65)	(3)	—	—	(68)
Other income (expense), net	13	2	1	(20)	—	(17)	(21)
Income from continuing operations before income taxes	202	211	313	145	140	(662)	349
Benefit from (provision for) income taxes	3	—	(104)	(42)	9	—	(134)
Income from continuing operations, net of taxes	205	211	209	103	149	(662)	215
Loss from discontinued operations, net of taxes	—	—	—	—	(26)	17	(9)
Net income	205	211	209	103	123	(645)	206
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc. stockholders	$205	$211	$209	$103	$123	$(646)	$205

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$431	$652	$1	$(4)	$1,080
Costs of revenues, excluding depreciation and amortization	—	—	127	203	—	(2)	328
Selling, general and administrative	2	—	92	200	1	(2)	293
Depreciation and amortization	—	—	10	19	—	—	29
Restructuring charges	—	—	—	2	—	—	2
Total costs and expenses	2	—	229	424	1	(4)	652
Operating (loss) income	(2)	—	202	228	—	—	428
Equity in earnings of subsidiaries	238	239	139	—	159	(775)	—
Interest expense	—	—	(54)	(2)	—	—	(56)
Other expense, net	—	—	—	(5)	—	—	(5)
Income from continuing operations before income taxes	236	239	287	221	159	(775)	367
Benefit from (provision for) income taxes	1	—	(48)	(81)	1	—	(127)
Income from continuing operations, net of taxes	237	239	239	140	160	(775)	240
Loss from discontinued operations, net of taxes	—	—	—	(1)	(2)	—	(3)
Net income attributable to Discovery Communications, Inc. stockholders	$237	$239	$239	$139	$158	$(775)	$237

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,323	$1,975	$—	$(11)	$3,287
Costs of revenues, excluding depreciation and amortization	—	—	293	606	—	(9)	890
Selling, general and administrative	10	—	147	777	—	(2)	932
Depreciation and amortization	—	—	26	61	—	—	87
Restructuring charges	—	—	1	3	—	—	4
Total costs and expenses	10	—	467	1,447	—	(11)	1,913
Operating (loss) income	(10)	—	856	528	—	—	1,374
Equity in earnings of subsidiaries	712	729	281	—	488	(2,210)	—
Interest expense	—	—	(179)	(5)	—	—	(184)
Other income (expense), net	13	2	2	(77)	—	(17)	(77)
Income from continuing operations before income taxes	715	731	960	446	488	(2,227)	1,113
Benefit from (provision for) income taxes	4	—	(231)	(163)	9	—	(381)
Income from continuing operations, net of taxes	719	731	729	283	497	(2,227)	732
Loss from discontinued operations, net of taxes	—	—	—	—	(28)	17	(11)
Net income	719	731	729	283	469	(2,210)	721
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income available to Discovery Communications, Inc. stockholders	$719	$731	$729	$283	$469	$(2,212)	$719

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,301	$1,769	$—	$(8)	$3,062
Costs of revenues, excluding depreciation and amortization	—	—	321	545	—	(6)	860
Selling, general and administrative	8	—	271	578	—	(2)	855
Depreciation and amortization	—	—	29	59	—	—	88
Restructuring charges	—	—	4	3	—	—	7
Gain on disposition	—	—	—	(129)	—	—	(129)
Total costs and expenses	8	—	625	1,056	—	(8)	1,681
Operating (loss) income	(8)	—	676	713	—	—	1,381
Equity in earnings of subsidiaries	801	803	452	—	535	(2,591)	—
Interest expense	—	—	(150)	(4)	—	—	(154)
Other income (expense), net	—	—	3	(13)	—	—	(10)
Income from continuing operations before income taxes	793	803	981	696	535	(2,591)	1,217
Benefit from (provision for) income taxes	3	—	(178)	(243)	—	—	(418)
Income from continuing operations, net of taxes	$796	$803	$803	$453	$535	$(2,591)	$799
Loss from discontinued operations, net of taxes	—	—	—	(1)	(2)	—	(3)
Net income attributable to Discovery Communications, Inc. stockholders	$796	$803	$803	$452	$533	$(2,591)	$796

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$205	$211	$209	$103	$123	$(645)	$206
Other comprehensive income, net of tax:
Currency translation adjustments	15	15	15	15	10	(55)	15
Comprehensive income	220	226	224	118	133	(700)	221
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$220	$226	$224	$118	$133	$(701)	$220

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$237	$239	$239	$139	$158	$(775)	$237
Other comprehensive loss, net of tax:
Currency translation adjustments	(12)	(12)	(12)	(14)	(8)	46	(12)
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$225	$227	$227	$125	$150	$(729)	$225

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$719	$731	$729	$283	$469	$(2,210)	$721
Other comprehensive income (loss), net of tax:
Currency translation adjustments	16	16	16	16	11	(59)	16
Derivative and market value adjustments	(1)	(1)	(1)	—	(1)	3	(1)
Comprehensive income	734	746	744	299	479	(2,266)	736
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$734	$746	$744	$299	$479	$(2,268)	$734

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$796	$803	$803	$452	$533	$(2,591)	$796
Other comprehensive income, net of tax:
Currency translation adjustments	11	11	11	9	7	(38)	11
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$807	$814	$814	$461	$540	$(2,629)	$807

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$8	$—	$210	$556	$(3)	$—	$771
Investing Activities
Purchases of property and equipment	—	—	(16)	(36)	(1)	—	(53)
Business acquisition, net of cash acquired	—	—	—	(20)	—	—	(20)
Distribution from equity method investee	—	—	—	17	—	—	17
Investments in and advances to equity method investees	—	—	—	(115)	—	—	(115)
Other investing activities, net	—	—	(25)	—	1	—	(24)
Cash used in investing activities	—	—	(41)	(154)	—	—	(195)
Financing Activities
Borrowings from long term debt, net of discounts and issuance costs	—	—	981	—	—	—	981
Principal repayments of capital lease obligations	—	—	(4)	(13)	—	—	(17)
Repurchases of common stock	(1,146)	—	—	—	—	—	(1,146)
Proceeds from issuance of common stock in connection with equity-based plans	76	—	—	—	—	—	76
Excess tax benefits from equity-based compensation	37	—	—	—	—	—	37
Inter-company contributions and other financing activities, net	1,025	—	(700)	(330)	2	—	(3)
Cash (used in) provided by financing activities	(8)	—	277	(343)	2	—	(72)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	—	1
Net change in cash and cash equivalents	—	—	446	60	(1)	—	505
Cash and cash equivalents, beginning of period	—	—	964	83	1	—	1,048
Cash and cash equivalents, end of period	$—	$—	$1,410	$143	$—	$—	$1,553

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$108	$(3)	$255	$401	$(1)	$—	$760
Investing Activities
Purchases of property and equipment	—	—	(11)	(30)	(1)	—	(42)
Investments in and advances to equity method investees	—	—	—	(93)	—	—	(93)
Cash used in investing activities	—	—	(11)	(123)	(1)	—	(135)
Financing Activities
Borrowings from long term debt, net of discounts and issuance costs	—	—	639	—	—	—	639
Principal repayments of capital lease obligations	—	—	(4)	(12)	—	—	(16)
Repurchases of common stock	(732)	—	—	—	—	—	(732)
Proceeds from issuance of common stock in connection with equity-based plans	43	—	—	—	—	—	43
Excess tax benefits from equity-based compensation	18	—	—	—	—	—	18
Inter-company contributions and other financing activities, net	563	3	(282)	(290)	(1)	—	(7)
Cash (used in) provided by financing activities	(108)	3	353	(302)	(1)	—	(55)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	—	(4)
Net change in cash and cash equivalents	—	—	597	(28)	(3)	—	566
Cash and cash equivalents, beginning of period	—	—	369	93	4	—	466
Cash and cash equivalents, end of period	$—	$—	$966	$65	$1	$—	$1,032

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of broadband distribution and production companies; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors,” in our 2011 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global nonfiction media and entertainment company that provides programming across distribution platforms throughout the world. We distribute customized programming, in over 40 languages, in the U.S. and over 200 other countries and territories. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC and Animal Planet. We also have a diversified portfolio of websites and other digital media services and develop and sell curriculum-based products and services.
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
Our content spans genres including science, exploration, survival, natural history, sustainability, technology, docu-series, anthropology, paleontology, history, space, archeology, health and wellness, engineering, adventure, lifestyles, forensics, civilizations, and current events. Our programming tends to maintain its relevance for an extended period of time and translates well across international borders. We have an extensive library of content and own all or most rights to the majority of our programming and footage, which enables us to exploit our library to launch new brands and services into new markets quickly. Our programming can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. We make extensive use of dubbing and subtitles in local languages. We also create local programming tailored to individual market preferences. Substantially all of our programming is produced in high definition (“HD”) format.
Our media content is designed to target key audience demographics, and the popularity of our programming creates a reason for advertisers to purchase commercial time on our channels. Audience ratings are a key driver in generating advertising revenue and creating demand from cable television operators, direct-to-home (“DTH”) satellite operators, and other content distributors to deliver our programming to their customers.
We classify our operations in three segments: U.S. Networks, consisting principally of domestic television networks, websites, and other digital media services; International Networks, consisting principally of international television networks and websites; and Education, consisting principally of curriculum-based product and service offerings.
U.S. Networks
U.S. Networks generated revenues of $664 million and $2.0 billion during the three and nine months ended September 30, 2012, respectively, which represented 62% of our total revenues for the three and nine months ended September 30, 2012. This segment wholly owns and operates nine national television networks, including Discovery Channel, TLC, Animal Planet, Investigation Discovery, and Science. In addition, this segment holds our interests in The Oprah Winfrey Network (“OWN”), The Hub, and 3net, which are networks operated by equity method investees.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ content, which include cable and DTH satellite service providers and digital distributors, from advertising sold on our television networks, and from other arrangements. Distribution fees are largely based on the number of subscribers receiving our programming. Advertising revenue is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. U.S. Networks also generates income associated with providing affiliate and advertising sales representation and network services for equity method investee networks and the licensing of our brands for consumer products. During the nine months ended September 30, 2012, distribution, advertising and other revenues were 46%, 52% and 2%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet collectively generated 71% of U.S. Networks’ total revenues for the nine months ended September 30, 2012.
U.S. Networks’ largest single cost is content expense, including content amortization, content impairments, and production costs. U.S. Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years.
International Networks
International Networks generated revenues of $390 million and $1.2 billion during the three and nine months ended September 30, 2012, respectively, which represented 36% of our total revenues for each of the three and nine months ended September 30, 2012. International Networks consists of national and pan-regional television networks and a portfolio of websites. Discovery Channel, Animal Planet, and TLC lead the International Networks’ branded television networks, which are distributed in virtually every pay-television market in the world through operational centers in London, Singapore, and Miami. Of U.S. television companies, International Networks has one of the largest international television network distribution platforms with as many as twelve networks in more than 200 countries and territories. At September 30, 2012, International Networks operated over 170 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also operates free to air networks in the U.K., Germany, Italy and Spain. International Networks continues to pursue expansion.
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
International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. Advertising revenue is dependent upon a number of factors including the stage of development of pay television markets, number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In developing pay television markets, we expect that advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay television. In relatively mature markets, such as Western Europe, increased market penetration and distribution are unlikely to drive rapid growth. Instead, growth in advertising revenue will come from increasing viewership, advertising pricing on our existing pay television networks and launching new services in pay television and free television environments. During the nine months ended September 30, 2012, distribution, advertising and other revenues were 62%, 34% and 4%, respectively, of total net revenues for this segment.
International Networks’ largest cost is content expense. International Networks executes a localization strategy by offering programming from U.S. Networks, customized content and localized schedules via our distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences. International Networks amortizes the cost of capitalized content rights based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years.
Education
Education generated revenues of $25 million and $70 million during the three and nine months ended September 30, 2012, respectively, which represented 2% of our total revenues for the three and nine months ended September 30, 2012. Education is comprised of curriculum-based product and service offerings. Our education business generates revenues primarily from subscriptions charged to K-12 schools for access to an on-line suite of curriculum-based VOD tools, professional development services, student assessment tools, publication of hard-copy curriculum-based content, corporate partnerships, and global brand and content licensing.
RESULTS OF OPERATIONS
Discontinued Operations
On September 17, 2012, we sold our postproduction audio business, whose results of operations have been reclassified to discontinued operations for all periods presented (see Note 2 to the accompanying financial statements). The postproduction audio business was an operating segment combined with Education as a reportable segment.

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
Distribution	$549	$580	(5)%	$1,665	$1,563	7%
Advertising	468	442	6%	1,455	1,328	10%
Other	59	58	2%	167	171	(2)%
Total revenues	1,076	1,080	—%	3,287	3,062	7%
Costs of revenues, excluding depreciation and amortization	296	328	(10)%	890	860	3%
Selling, general and administrative	314	293	7%	932	855	9%
Depreciation and amortization	27	29	(7)%	87	88	(1)%
Restructuring charges	1	2	(50)%	4	7	(43)%
Gain on disposition	—	—	NM	—	(129)	(100)%
Total costs and expenses	638	652	(2)%	1,913	1,681	14%
Operating income	438	428	2%	1,374	1,381	(1)%
Interest expense	(68)	(56)	21%	(184)	(154)	19%
Other expense, net	(21)	(5)	NM	(77)	(10)	NM
Income from continuing operations before income taxes	349	367	(5)%	1,113	1,217	(9)%
Provision for income taxes	(134)	(127)	6%	(381)	(418)	(9)%
Income from continuing operations, net of taxes	215	240	(10)%	732	799	(8)%
Loss from discontinued operations, net of taxes	(9)	(3)	NM	(11)	(3)	NM
Net income	206	237	(13)%	721	796	(9)%
Net income attributable to noncontrolling interests	(1)	—	NM	(2)	—	NM
Net income available to Discovery Communications, Inc. stockholders	$205	$237	(14)%	$719	$796	(10)%
Not meaningful ("NM")
Revenues
Distribution revenue for the three and nine months ended September 30, 2012 decreased $31 million and increased $102 million, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue decreased 3%, or $15 million, for the three months ended September 30, 2012, and increased 9%, or $137 million, for the nine months ended September 30, 2012. The decrease for the three months ended September 30, 2012 was due to a decrease in digital distribution revenue of $63 million that resulted from higher revenues in the prior year as a result of an agreement to extend and expand licenses of selected library titles entered into in the prior year, partially offset by contractual rate increases and growth of pay television subscribers. The increase for the nine months ended September 30, 2012 was attributable to contractual rate increases and growth of pay television subscribers. For the nine months ended September 30, 2012, revenue from digital distribution arrangements was consistent with the prior year.
Advertising revenue for the three and nine months ended September 30, 2012 increased $26 million and $127 million, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 8%, or $34 million, for the three months ended September 30, 2012, and increased 11%, or $150 million, for the nine months ended September 30, 2012. The increases were primarily due to increases in pricing and delivery at U.S. Networks and additional revenue from international free to air networks.
Other revenue for the three months ended September 30, 2012 was consistent with prior year amounts. Other revenue for the nine months ended September 30, 2012 decreased $4 million due to a change in classification of earnings for services provided to certain of our equity method investees from other revenue to selling, general, and administrative expenses beginning January 1, 2012, offset by additional revenue from a production company acquired during the fourth quarter of 2011. Changes in foreign currency exchange rates did not significantly impact other revenues.
Costs of Revenues
Costs of revenues, which consist primarily of content expense, distribution costs, and sales commissions, decreased $32 million and increased $30 million for the three and nine months ended September 30, 2012, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues decreased 9%, or $28 million, for the three months ended September 30, 2012, and increased 5%, or $39 million, for the nine months ended September 30, 2012. The decrease in costs of revenues for the three months ended September 30, 2012 was primarily due to decreases in content impairments and expenses associated with licensing of select library titles at U.S. Networks, partially offset by increased content expense and distribution costs at International Networks. The increase in costs of revenues for the nine months ended September 30, 2012 was principally related to higher content amortization and distribution and production costs partially offset by lower content impairments and sales commissions.
Selling, General and Administrative
Selling, general and administrative expenses, which consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees, increased $21 million and $77 million for the three and nine months ended September 30, 2012, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 12%, or $33 million, for the three months ended September 30, 2012 and increased 11%, or $96 million, for the nine months ended September 30, 2012. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2012 was due to higher personnel costs and equity-based compensation expense, offset by a change in the classification of earnings for services provided to certain of our equity method investees from other revenue to selling, general, and administrative expenses beginning January 1, 2012. For the three and nine months ended September 30, 2012, equity-based compensation expense increased $19 million and $42 million, respectively, due to an increase in the value of outstanding cash-settled unit awards.
Depreciation and Amortization
Depreciation and amortization expense, which includes depreciation of fixed assets and amortization of finite-lived intangible assets, was consistent compared to the prior year.
Restructuring Charges
We incurred restructuring charges of $1 million and $4 million for the three and nine months ended September 30, 2012, respectively. We incurred restructuring charges of $2 million and $7 million for the three and nine months ended September 30, 2011, respectively. Restructuring charges related to employee terminations and other exit activities.
Gain on Disposition
In connection with the contribution of the Discovery Health network to OWN on January 1, 2011, we recorded a pretax gain of $129 million, which represents the fair value of the investment retained less the book basis of contributed assets.
Interest Expense
Interest expense increased $12 million and $30 million for the three and nine months ended September 30, 2012, respectively, due to an increase in outstanding debt.
Other Expense, Net
Other expense, net, which consists primarily of losses from our equity method investees, increased $16 million and $67 million due to increases of $18 million and $64 million in losses from equity method investees for the three and nine months ended September 30, 2012, respectively. During the three months ended March 31, 2012, accumulated losses at OWN exceeded the equity contribution to OWN, and we began to record 100% of OWN’s incremental net losses. We recognized 50% of OWN’s net losses throughout 2011 (see Note 3 to the accompanying consolidated financial statements).

Provision for Income Taxes
Our provisions for income taxes on income from continuing operations were $134 million and $127 million, and the effective tax rates were 38% and 35% for the three months ended September 30, 2012 and 2011, respectively. Our provisions for income taxes on income from continuing operations were $381 million and $418 million, and the effective tax rates were 34% for the nine months ended September 30, 2012 and 2011 (see Note 9 to the accompanying financial statements).
Segment Results of Operations
We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges, and (vi) gains (losses) on business and asset dispositions. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude mark-to-market equity-based compensation, exit and restructuring charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. We also exclude the depreciation of fixed assets, and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).
Additionally, certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Additional financial information for our reportable segments is set forth in Note 14 to the accompanying consolidated financial statements.
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
U.S. Networks	$664	$695	(4)%	$2,045	$1,942	5%
International Networks	390	363	7%	1,175	1,054	11%
Education	25	22	14%	70	66	6%
Corporate and inter-segment eliminations	(3)	—	NM	(3)	—	NM
Total revenues	1,076	1,080	—%	3,287	3,062	7%
Costs of revenues, excluding depreciation and amortization	(296)	(328)	(10)%	(890)	(860)	3%
Selling, general and administrative(a)	(287)	(285)	1%	(862)	(824)	5%
Add: Amortization of deferred launch incentives(b)	5	13	(62)%	15	39	(62)%
Adjusted OIBDA	$498	$480	4%	$1,550	$1,417	9%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring charges and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives are included as a reduction of distribution revenue for reporting in accordance with GAAP but are excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Adjusted OIBDA:
U.S. Networks	$386	$378	2%	$1,207	$1,107	9%
International Networks	173	156	11%	520	473	10%
Education	5	4	25%	14	17	(18)%
Corporate and inter-segment eliminations	(66)	(58)	14%	(191)	(180)	6%
Total Adjusted OIBDA	498	480	4%	1,550	1,417	9%
Amortization of deferred launch incentives	(5)	(13)	(62)%	(15)	(39)	(62)%
Mark-to-market equity-based compensation	(27)	(8)	NM	(70)	(31)	NM
Depreciation and amortization	(27)	(29)	(7)%	(87)	(88)	(1)%
Restructuring charges	(1)	(2)	(50)%	(4)	(7)	(43)%
Gain on dispositions	—	—	NM	—	129	(100)%
Operating income	$438	$428	2%	$1,374	$1,381	(1)%
U.S. Networks
The table below presents our U.S. Networks segment revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
Distribution	$300	$350	(14)%	$934	$898	4%
Advertising	343	322	7%	1,059	973	9%
Other	21	23	(9)%	52	71	(27)%
Total revenues	664	695	(4)%	2,045	1,942	5%
Costs of revenues, excluding depreciation and amortization	(172)	(207)	(17)%	(511)	(508)	1%
Selling, general and administrative	(108)	(113)	(4)%	(334)	(334)	—%
Add: Amortization of deferred launch incentives	2	3	(33)%	7	7	—%
Adjusted OIBDA	386	378	2%	1,207	1,107	9%
Amortization of deferred launch incentives	(2)	(3)	(33)%	(7)	(7)	—%
Depreciation and amortization	(3)	(4)	(25)%	(9)	(12)	(25)%
Restructuring charges	(1)	—	NM	(2)	(3)	(33)%
Gain on disposition	—	—	NM	—	129	(100)%
Operating income	$380	$371	2%	$1,189	$1,214	(2)%
Revenues
Distribution revenue for the three and nine months ended September 30, 2012 decreased $50 million and increased $36 million, respectively. Excluding the impact of agreements to extend and expand the license of selected library titles, distribution revenue increased $14 million and $39 million for the three and nine months ended September 30, 2012, respectively, due to contractual rate increases and increases in paying subscribers for our networks carried on the digital tier.
Advertising revenue for the three and nine months ended September 30, 2012 increased $21 million and $86 million, respectively, driven by increased pricing and delivery.

Other revenue for the three and nine months ended September 30, 2012 decreased $2 million and $19 million, respectively, due to a change in the classification of earnings for services provided to certain of our equity method investees from other revenue to selling, general and administrative expenses beginning January 1, 2012, as well as a reduction in revenue for sales representation services provided to third-party networks.
Costs of Revenues
Costs of revenues for the three and nine months ended September 30, 2012 decreased $35 million and increased $3 million, respectively. The decrease for the three months ended September 30, 2012 was due to a decrease in content impairments and expenses associated with the licensing of select library titles. The increase for the nine months ended September 30, 2012 was attributable to an increase in content investment partially offset by a decrease in content impairments. Content impairments decreased $22 million and $23 million for the three and nine months ended September 30, 2012, respectively, due to refinement of programming strategy in the third quarter of 2011.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended September 30, 2012 decreased $5 million due to a change in the classification of earnings for services provided to certain of our unconsolidated equity method investees from other revenue to selling, general and administrative expenses beginning January 1, 2012 and lower marketing expenses, partially offset by higher personnel costs. For the nine months ended September 30, 2012, selling, general and administrative expenses were further impacted by higher research expenses which resulted in consistent year over year results.
Adjusted OIBDA
Adjusted OIBDA for the three and nine months ended September 30, 2012 increased $8 million and $100 million, respectively, primarily due to contractual rate increases with our affiliates, higher advertising revenues and lower content impairments and marketing costs, partially offset by higher personnel costs. The increase for the three months ended September 30, 2012 was further offset by a decrease in revenue from the licensing of selected library titles.
International Networks
The table below presents our International Networks segment revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
Distribution	$249	$230	8%	$731	$665	10%
Advertising	124	120	3%	395	354	12%
Other	17	13	31%	49	35	40%
Total revenues	390	363	7%	1,175	1,054	11%
Costs of revenues, excluding depreciation and amortization	(116)	(112)	4%	(359)	(330)	9%
Selling, general and administrative	(104)	(105)	(1)%	(304)	(283)	7%
Add: Amortization of deferred launch incentives	3	10	(70)%	8	32	(75)%
Adjusted OIBDA	173	156	11%	520	473	10%
Amortization of deferred launch incentives	(3)	(10)	(70)%	(8)	(32)	(75)%
Depreciation and amortization	(9)	(11)	(18)%	(34)	(33)	3%
Restructuring charges	—	—	NM	(1)	(2)	(50)%
Operating income	$161	$135	19%	$477	$406	17%
Revenues
Distribution revenue for the three and nine months ended September 30, 2012 increased $19 million and $66 million, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 16%, or $35 million, and increased 16%, or $101 million, for the three and nine months ended September 30, 2012, respectively. The increases are attributable to continued growth of pay television services and subscribers in Latin America and Central and Eastern Europe, the Middle East and Africa ("CEEMEA"), as well as decreased amortization of deferred launch incentives.
Advertising revenue for the three and nine months ended September 30, 2012 increased $4 million and $41 million, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 10%, or $12 million, and increased 19%, or $64 million, for the three and nine months ended September 30, 2012, respectively. The increases were due to improved pricing across most regions, particularly at free to air networks in Western Europe, and revenues from new and rebranded networks.
Other revenue for the three and nine months ended September 30, 2012 increased $4 million and $14 million, respectively. The increase for the nine months ended September 30, 2012 was due to revenue from a production company acquired during the fourth quarter of 2011. Changes in foreign currency exchange rates did not significantly impact other revenues.
Costs of Revenues
Costs of revenues for the three and nine months ended September 30, 2012 increased $4 million and $29 million, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues increased 7%, or $8 million, and increased 12%, or $38 million, for the three and nine months ended September 30, 2012, respectively. The increases were due to increased investment in content as well as higher distribution costs partially offset by cost savings from the vertical integration of sales functions in select markets. The increase for the nine months ended September 30, 2012 was further driven by increased production costs and higher content impairments for the rebranding of a cable network in Latin America in the second quarter of 2012.
Selling, General and Administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2012 decreased $1 million and increased $21 million, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 12%, or $11 million, and 15%, or $40 million, for the three and nine months ended September 30, 2012, respectively. The increases were attributable to increased personnel costs across all regions and higher marketing costs primarily in Latin America.
Adjusted OIBDA
Adjusted OIBDA for the three and nine months ended September 30, 2012 increased $17 million and $47 million, respectively. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 16%, or $25 million, and increased 17%, or $79 million, for the three and nine months ended September 30, 2012, respectively. The increases were primarily due to the growth of television services, which resulted in higher distribution and advertising revenues, offset by higher costs of revenues and selling, general and administrative expenses. Variances due to foreign currency resulted from unfavorable revenue impacts in Europe, Brazil and India as a result of the strengthening of the U.S. dollar compared to the Euro, Brazilian real and Indian rupee, as well as the weakening of the Euro compared to the British pound.
Education
The following table presents our Education segment revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenues	$25	$22	14%	$70	$66	6%
Costs of revenues, excluding depreciation and amortization	(8)	(8)	—%	(20)	(20)	—%
Selling, general and administrative	(12)	(10)	20%	(36)	(29)	24%
Adjusted OIBDA	5	4	25%	14	17	(18)%
Depreciation and amortization	—	—	NM	(1)	(2)	(50)%
Operating income	$5	$4	25%	$13	$15	(13)%

Adjusted OIBDA for the three months ended September 30, 2012 was consistent with the prior year. Adjusted OIBDA for the nine months ended September 30, 2012 decreased $3 million due to increased employee costs for product development initiatives.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenues	$(3)	$—	NM	$(3)	$—	NM
Costs of revenues, excluding depreciation and amortization	—	(1)	(100)%	—	(2)	(100)%
Selling, general and administrative	(63)	(57)	11%	(188)	(178)	6%
Adjusted OIBDA	(66)	(58)	14%	(191)	(180)	6%
Mark-to-market equity-based compensation	(27)	(8)	NM	(70)	(31)	NM
Depreciation and amortization	(15)	(14)	7%	(43)	(41)	5%
Restructuring charges	—	(2)	(100)%	(1)	(2)	(50)%
Operating loss	$(108)	$(82)	32%	$(305)	$(254)	20%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA decreased $8 million and $11 million for the three and nine months ended September 30, 2012, respectively, due to increased personnel costs.
FINANCIAL CONDITION
Sources and Uses of Cash
Our principal sources of cash are cash and cash equivalents on hand, cash flows from operating activities, available borrowing capacity under our revolving credit facility, and access to capital markets. As of September 30, 2012, we had $2.6 billion of available capital resources, which were comprised of $1.6 billion of cash and cash equivalents on hand and approximately $1.0 billion available to borrow under our revolving credit facility. On September 25, 2012, we modified our existing $1.0 billion revolving credit facility agreement to extend the expiration date two years to October 12, 2017. The terms of the revolving credit facility otherwise remained substantially the same. As a public company, we may have access to other sources of capital, such as the public bond and equity markets. On May 17, 2012, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary, issued $1.0 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.30% Senior Notes due May 15, 2022 and $500 million of aggregate principal amount of 4.95% Senior Notes due May 15, 2042. DCL received net proceeds of approximately $983 million from the offering after deducting underwriting discounts and expenses related to the offering. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. In total, we have issued approximately $5.2 billion of senior notes. Access to sufficient capital from the public market is not assured.
Our primary uses of cash include the creation and acquisition of new content, repurchases of treasury stock, personnel costs, payments for income taxes and interest on our outstanding senior notes and funding various equity method investments. On April 25, 2012, our Board of Directors authorized an additional $1.0 billion under our stock repurchase program. The additional authorization of $1.0 billion will expire on April 25, 2014. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the program, management is authorized to purchase shares through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements and subject to stock price, business conditions, market conditions and other factors. As of September 30, 2012, there was remaining authorization of $752 million for future purchases. In addition, we expect to continue to provide funding to our equity method investees and over time to recoup amounts funded.

We believe our financial condition is sound and anticipate that our existing cash and cash equivalents on hand, cash generated by operating activities and cash available to us, considered together, will meet our anticipated operating cash requirements for at least the next twelve months.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2012	2011
Cash and cash equivalents, beginning of period	$1,048	$466
Cash provided by operating activities	771	760
Cash used in investing activities	(195)	(135)
Cash used in financing activities	(72)	(55)
Effect of exchange rate changes on cash and cash equivalents	1	(4)
Net change in cash and cash equivalents	505	566
Cash and cash equivalents, end of period	$1,553	$1,032
Operating Activities
Cash provided by operating activities increased $11 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily due to improved operating results and decreases in cash-settled equity-based compensation payments of $68 million, which were partially offset by increases in programming content investment of $175 million and taxes paid of $148 million. During the nine months ended September 30, 2012, taxes paid increased due to a non-recurring tax overpayment in 2010, which resulted in a $39 million tax refund and decreases in tax payments during the nine months ended September 30, 2011.
Investing Activities
Cash flows used in investing activities increased $60 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily attributable to business acquisitions (see Note 2 to the accompanying consolidated financial statements) and increases in investments in equity method and other investees of $46 million, partially offset by investment proceeds from an equity method investee during the first quarter of 2012.
Financing Activities
Cash flows used in financing activities increased $17 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was principally due to a $414 million increase in repurchases of our Series A and Series C common stock pursuant to our stock repurchase program offset by a $342 million increase in financing cash flows from the issuance of senior notes during the nine months ended September 30, 2012.
Capital Resources
As of September 30, 2012, we had approximately $2.6 billion of total capital resources available comprised of the following (in millions).

	September 30, 2012
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$1,553	$—	$—	$1,553
Revolving credit facility	1,000	1	—	999
Senior notes(a)	5,150	—	5,150	—
Total	$7,703	$1	$5,150	$2,552

(a) Interest on senior notes is paid semi-annually. Our senior notes outstanding as of September 30, 2012 had interest rates that ranged from 3.30% to 6.35% and will mature between 2015 and 2042.

As of September 30, 2012, we held $98 million of our $1.6 billion of cash and cash equivalents in our foreign corporations. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. However, if these funds are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate them.
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during the nine months ended September 30, 2012. Information regarding our adoption of new accounting and reporting standards is set forth in Note 1 to the accompanying consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposures to market risk have not changed materially since December 31, 2011. Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2011 Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended September 30, 2012.
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended September 30, 2012.

Period	Total Number of Series A Shares Purchased	Average Price Paid per Share: Series A (a)	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
July 1, 2012 - July 31, 2012	270,000	$50.66	2,801,900	$47.57	3,071,900	$1,059,532,040
August 1, 2012 - August 31, 2012	446,700	$52.45	2,908,300	$49.37	3,355,000	$892,534,730
September 1, 2012 - September 30, 2012	611,300	$56.63	1,979,700	$53.47	2,591,000	$752,062,349
Total	1,328,000	$54.01	7,689,900	$49.77	9,017,900	$752,062,349

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

(b)
On April 25, 2012, the Company’s Board of Directors approved an additional authorization of $1.0 billion under the stock repurchase program, bringing the total authorized under the stock repurchase program to $3.0 billion. As of September 30, 2012, the Company had remaining authorization of $752 million for future repurchases of its common stock under the stock repurchase program, which will expire on April 25, 2014. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The above repurchases were funded using cash on hand. We expect to fund stock repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. There were no repurchases of our Series B common stock during the three months ended September 30, 2012.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1
Amendment No. 2, dated as of September 24, 2012, to the Credit Agreement, dated as of October 13, 2010, among Discovery Communications, LLC, as borrower, Discovery Communications, Inc., as guarantor, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the 8-K filed on September 27, 2012, SEC File No. 1-34177)

31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Three Months Ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2012 and 2011, (v) Consolidated Statements of Equity for the Three Months Ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: November 6, 2012	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 6, 2012	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1
Amendment No. 2, dated as of September 24, 2012, to the Credit Agreement, dated as of October 13, 2010, among Discovery Communications, LLC, as borrower, Discovery Communications, Inc., as guarantor, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the 8-K filed on September 27, 2012, SEC File No. 1-34177)

31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Three Months Ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2012 and 2011, (v) Consolidated Statements of Equity for the Three Months Ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.