Form 10-K
period 2012-12-31
Discovery Communications, Inc.
filed 2013-02-14
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2012, was approximately $12 billion.
Total number of shares outstanding of each class of the Registrant’s common stock as of February 7, 2013 was:

Series A Common Stock, par value $0.01 per share	145,124,861
Series B Common Stock, par value $0.01 per share	6,549,897
Series C Common Stock, par value $0.01 per share	93,580,324

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

DISCOVERY COMMUNICATIONS, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
ITEM 1. Business.
For convenience, the terms “Discovery,” “DCI,” the “Company,” “we,” “us” or “our” are used in this Annual Report on Form 10-K to refer to both Discovery Communications, Inc. and collectively to Discovery Communications, Inc. and one or more of its consolidated subsidiaries, unless the context otherwise requires.
OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including digital distribution arrangements, throughout the world. We were formed on September 17, 2008 as a Delaware corporation in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective ownership interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with and into Discovery (the “Discovery Formation”). As a result of the Discovery Formation, DHC and DCH became wholly-owned subsidiaries of Discovery, with Discovery becoming the successor reporting entity to DHC.
As one of the world’s largest nonfiction media companies, we provide original and purchased content to more than 1.9 billion cumulative subscribers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 200 other countries and territories in over 40 languages. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC and Animal Planet. We also have a diversified portfolio of websites and develop and sell curriculum-based education products and services.
Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition additional branded channels and businesses that can sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenue for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, on-line streaming, mobile devices, video on demand (“VOD”) and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home (“DTH”) satellite operators, and other content distributors who deliver our content to their customers.
Our content spans genres including science, exploration, survival, natural history, technology, docu-series, anthropology, paleontology, history, space, archeology, health and wellness, engineering, adventure, lifestyles, forensics, civilizations, current events and kids. We have an extensive library of content and own all or most rights to the majority of our content and footage, which enables us to exploit our library to launch brands and services into new markets quickly. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. Substantially all of our content is produced in high definition (“HD”) format.
We classify our operations in three segments: U.S. Networks, consisting principally of domestic television networks, websites and digital distribution arrangements; International Networks, consisting primarily of international television networks and websites; and Education, consisting principally of curriculum-based product and service offerings. Financial information for our segments and geographical areas in which we do business is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Subscriber statistics set forth in this Annual Report on Form 10-K include both wholly-owned networks and networks operated by equity method investees. Domestic subscriber statistics are based on Nielsen Media Research. International subscriber statistics are derived from internal data coupled with external sources when available. As used herein, a “subscriber” is a single household that receives the applicable network from its cable television operator, DTH satellite operator, or other television provider, including those who receive our networks from pay-television providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term “cumulative subscribers” refers to the collective sum of the total number of subscribers to each of our networks or content services. By way of example, two households that each receive five of our networks from their television provider represent two subscribers, but 10 cumulative subscribers.

U.S. NETWORKS
U.S. Networks generated revenues of $2,748 million during 2012, which represented 61% of our total consolidated revenues. Our U.S. Networks segment principally consists of national television networks. Our U.S. Networks segment wholly owns and operates nine national television networks, including fully distributed television networks such as Discovery Channel, TLC, Animal Planet, Investigation Discovery and Science. Discovery Channel, TLC and Animal Planet collectively generated 72% of U.S. Networks’ total revenue. In addition, this segment holds equity method interests in OWN, The Hub and 3net.

•
Discovery Channel reached approximately 99 million subscribers in the U.S. as of December 31, 2012. Discovery Channel also reached 8 million subscribers through a licensing arrangement with partners in Canada as of December 31, 2012.

•
Discovery Channel is dedicated to providing content that informs and entertains viewers about the wonder and diversity of the world. The network offers a mix of genres, including science and technology, exploration, adventure, history and in-depth, behind-the-scenes glimpses at the people, places and organizations that shape and share our world.

•	Content on Discovery Channel includes Deadliest Catch, Mythbusters, Jungle Gold, Yukon Men, Moonshiners and Gold Rush. Discovery Channel is also home to specials and mini-series such as Frozen Planet.

•	Target viewers are adults ages 25-54, particularly men.

•	Discovery Channel is simulcast in HD.

•
TLC reached approximately 99 million subscribers in the U.S. as of December 31, 2012. TLC also reached approximately 7 million subscribers in Canada as of December 31, 2012, according to internal data.

•	TLC features docu-series and reality-based content about people.

•	Content on TLC includes Cake Boss, Say Yes to the Dress, Sister Wives, Honey Boo Boo, 19 Kids and Counting, What Not to Wear and Long Island Medium.

•	Target viewers are adults ages 18-54, particularly women.

•	TLC is simulcast in HD.

•
Animal Planet reached approximately 97 million subscribers in the U.S. as of December 31, 2012. Animal Planet also reached 2 million subscribers through a licensing arrangement with partners in Canada as of December 31, 2012.

•	Animal Planet provides content related to life in the animal kingdom and human interaction with animals.

•	Content on Animal Planet includes River Monsters, Finding Bigfoot, Whale Wars, Call of the Wildman, Tanked, Gator Boys and Too Cute.

•	Target viewers are adults ages 25-54.

•	Animal Planet is simulcast in HD.

•	Investigation Discovery reached approximately 80 million subscribers in the U.S. as of December 31, 2012.

•
Investigation Discovery offers mystery and true story content through in-depth series and documentaries that deliver insight into the human condition and the real world of investigations, piecing together the dramatic puzzles of human nature.

•
Content on Investigation Discovery includes On the Case with Paula Zahn, Disappeared, I (Almost) Got Away With It, Who The (Bleep) Did I Marry?, Unusual Suspects, I Married a Mobster and Nightmare Next Door.

•	Target viewers are adults ages 25-54, particularly women.

•	Investigation Discovery is simulcast in HD.

•	SCIENCE reached approximately 77 million subscribers in the U.S. as of December 31, 2012.

•	SCIENCE provides content that explores the possibilities of science, from string theory and futuristic cities to accidental discoveries and outrageous inventions.

•	Content on SCIENCE includes Through the Wormhole with Morgan Freeman, An Idiot Abroad, How the Universe Works, How It’s Made, Dark Matters, Oddities and Punkin Chunkin.

•	Target viewers are adults ages 25-54.

•	SCIENCE is simulcast in HD.

•
Military Channel reached approximately 61 million subscribers in the U.S. as of December 31, 2012. Military Channel also reached approximately 1 million subscribers in Canada as of December 31, 2012, according to internal data.

•
Military Channel brings viewers real-world stories of heroism, military strategy, battlefield maneuvers, technological breakthroughs, aviation and turning points in history through the personal stories of servicemen and women.

•	Content on Military Channel includes Future Weapons, Showdown: Air Combat, An Officer and a Movie, Greatest Tank Battles and Science of the Elite Soldier.

•	Target viewers are men ages 35-64.

•	Rebranded from Planet Green as of May 28, 2012, Destination America reached approximately 60 million subscribers in the U.S. as of December 31, 2012.

•	Destination America celebrates the people, places and stories of the United States, featuring travel, food, adventure, home and natural history programming.

•	Content on Destination America includes BBQ Pitmasters, United States of Bacon, A Haunting, Cheating Vegas and Buying Alaska.

•	Target viewers are adults ages 18-54.

•	Destination America is simulcast in HD.

•	Discovery Fit & Health reached approximately 49 million subscribers in the U.S. as of December 31, 2012.

•	Discovery Fit & Health content includes forensic mysteries, medical stories, emergency room trauma dramas, baby and pregnancy content, parenting challenges and stories of extreme life conditions.

•	Content on Fit & Health includes Dr. G: Medical Examiner, Secretly Pregnant, Untold Stories of the ER, Addicted and Gilad’s Bodies in Motion.

•	Target viewers are adults ages 25-54.

•	Velocity reached approximately 45 million subscribers in the U.S. as of December 31, 2012.

•
Velocity showcases premier high definition real world content in the automotive, adventure, lifestyle and travel genres, including live auctions, world rally championships, and historical and biographical series. Velocity broadcasts only in high definition.

•	Content on Velocity includes Inside West Coast Customs, Mecum Auto Auctions, Café Racer, Man vs Wild, Tech Toys, Saw Dogs and Chasing Classic Cars.

•	Target viewers are adults ages 25-54, particularly men.

Our U.S. Networks segment owns interests in the following television networks that are operated by equity method investees:

•	OWN reached approximately 80 million subscribers in the U.S. as of December 31, 2012.

•	OWN is a multi-platform venture, including the OWN television network and Oprah.com, designed to entertain, inform and inspire people to live their best lives.

•	Content on OWN includes Oprah’s Next Chapter, Iyanla: Fix My Life, Welcome to Sweetie Pie’s, Our America with Lisa Ling, Oprah’s Life Class and Oprah’s Master Class.

•	Target viewers are adults 25-54, particularly women.

•	OWN is simulcast in HD.

•	The Hub reached approximately 71 million subscribers in the U.S. as of December 31, 2012.

•
The Hub features original content, game shows and live-action series and specials focused on children and their families, including content drawn from Hasbro’s portfolio of entertainment and educational properties, content from Discovery’s extensive library of award-winning children’s educational content, and third-party acquisitions.

•	Content on The Hub includes Transformers Prime, R.L. Stine’s The Haunting Hour: The Series, My Little Pony Friendship is Magic, Pound Puppies and Family Game Night.

•	Target viewers are children ages 2-11 and families.

•	The Hub is simulcast in HD.

•	3net is available to all DIRECTV subscribers in the U.S. with 3D capable television sets as of December 31, 2012.

•
3net, the first fully programmed 24/7 3D television network in the U.S., features an extensive library of 3D content in genres including natural history, documentary, action/adventure, travel, history, kids and family, hyper-reality, lifestyle and cuisine, concerts, movies and scripted series.

•	Content on 3net includes African Wild, Marksmen, Forgotten Planet, From the Basement and Storm Surfers.

•	Target viewers are adults 25-54.

INTERNATIONAL NETWORKS
International Networks generated revenues of $1,637 million during 2012, which represented 37% of our total consolidated revenues. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay-television market in the world through an infrastructure that includes operational centers in London, Singapore and Miami. Discovery Channel, Animal Planet and TLC lead the International Networks’ portfolio of television networks. International Networks has one of the largest international distribution platforms of networks with as many as fourteen networks in more than 200 countries and territories around the world. At December 31, 2012, International Networks operated over 180 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has free-to-air networks in the U.K., Germany, Italy and Spain and continues to pursue international expansion.
Our International Networks segment owns and operates the following television networks which reached the following number of subscribers as of December 31, 2012:

Global Networks	International Subscribers (millions)	Regional Networks	International Subscribers (millions)
Discovery Channel	246	DMAX	90
Animal Planet	183	Discovery Kids	61
TLC, Real Time and Travel & Living	174	Quest	26
Discovery Science	75	Discovery History	13
Investigation Discovery	63	Shed	12
Discovery Home & Health	57	Discovery en Espanol (U.S.)	5
Turbo	42	Discovery Familia (U.S)	4
Discovery World	27
On December 21, 2012, our International Networks segment acquired 20% equity ownership interests in Eurosport, a European sports satellite and cable network, and a portfolio of pay television networks from TF1, a French media company, for $264 million, including transaction costs. We have a call right that enables us to purchase a controlling interest in Eurosport starting December 2014 and for one year thereafter. If we exercise our call right, TF1 will have the right to put its remaining interest to us for one year thereafter. The arrangement is intended to increase the growth of Eurosport, which focuses on niche but regionally popular sports such as tennis, skiing, cycling and skating, and enhance our pay television offerings in France. On December 28, 2012, we acquired Switchover Media, a group of five Italian television channels with children's and entertainment programming. (See Note 3 to the accompanying consolidated financial statements.)
EDUCATION
Education generated revenues of $105 million during 2012, which represented 2% of our total consolidated revenues. Education is comprised of curriculum-based product and service offerings. This segment generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hardcopy curriculum-based content. Our education business also participates in global brand and content licensing and engages in partnerships with leading non-profits, corporations, foundations and trade associations.
CONTENT DEVELOPMENT
Our content development strategy is designed to increase viewership, maintain innovation and quality leadership, and provide value for our network distributors and advertising customers. Our content is sourced from a wide range of third-party producers, which include some of the world’s leading nonfiction production companies as well as independent producers. Our production arrangements fall into three categories: produced, coproduced and licensed. Substantially all produced content includes content that we engage third parties to develop and produce, while we retain editorial control and own most or all of the rights, in exchange for paying all development and production costs. Coproduced content refers to program rights that we have collaborated with third parties to finance and develop because at times world-wide rights are not available for acquisition or we save costs by collaborating with third parties. Licensed content is comprised of films or series that have been previously produced by third parties.

International Networks maximizes the use of content from our U.S. Networks. Much of our content tends to be culturally neutral and maintains its relevance for an extended period of time. As a result, a significant amount of our content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. We also develop local content that is tailored to individual market preferences, which is typically produced through third-party production companies. International Networks executes a localization strategy by offering content from U.S. Networks, customized content and localized schedules via our distribution feeds. While our International Networks segment maximizes the use of content from U.S. Networks, we also develop local content that is tailored to individual market preferences.
Our largest single cost is content expense, which includes content amortization, content impairments and production costs. We amortize the cost of capitalized content rights based on the proportion that the current year's estimated revenues bear to the estimated remaining total lifetime revenues, which normally results in an accelerated amortization method over the estimated useful lives. Certain networks utilize a straight-line method of amortization over the estimated useful lives of the content.
REVENUES
We generate revenues principally from: (i) fees charged to operators who distribute our network content, which primarily include cable, DTH satellite and digital service providers, (ii) advertising sold on our networks and websites, and (iii) other transactions, including curriculum-based products and services, affiliate and advertising sales representation services, content licenses and the licensing of our brands for consumer products. During 2012, distribution, advertising, and other revenues were 49%, 46% and 5%, respectively, of consolidated revenue. No individual customer represented more than 10% of our total consolidated revenues for 2012, 2011 or 2010.
Distribution
Distribution revenue includes fees charged for the right to view Discovery network branded content made available to customers through a variety of distribution platforms and viewing devices. The largest component of distribution revenue is comprised of fees charged to cable, DTH satellite and telecommunication service providers for distribution rights to our television networks. We have contracts with distributors representing most cable and satellite service providers around the world, including the largest operators in the U.S. and major international distributors. Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that Discovery’s networks will receive, and, if applicable, for scheduled graduated annual rate increases. Carriage of our networks depends upon channel placement and package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages. Distribution revenues are largely dependent on the rates negotiated in the agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. We have provided distributors launch incentives, in the form of cash payments or free periods, to carry our networks.
Distribution revenue also includes fees charged for bulk content arrangements and other subscription services for episodic content. Digital distribution agreements are impacted by the quantity, as well as the quality, of the content Discovery provides.
In the U.S., approximately 90% of distribution revenues come from the top 10 distributors, with whom we have agreements that expire at various times from 2013 through 2020. Outside of the U.S., approximately 50% of distribution revenue comes from the top 10 distributors. Distribution fees are typically collected ratably throughout the year. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others operate in the analog environment with varying degrees of investment from distributors in expanding channel capacity or converting to digital.
Advertising
Our advertising revenue consists of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have a term of one year or less.
In the U.S., we sell advertising time in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season and by purchasing in advance often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Outside the U.S., advertisers buy advertising closer to the time when the commercials will be run. Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the popularity of free-to-air television, the number of subscribers to our channels, viewership demographics, the popularity of our content and our ability to sell commercial time over a group of channels. In developing pay television markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay television. In mature markets, such as the U.S. and Western Europe, high proportions of market penetration and distribution are unlikely to drive rapid revenue growth. Instead, growth in advertising sales comes from increasing viewership and pricing and launching new services, either in pay television or free-to-air television environments.
Revenue from advertising is subject to seasonality, market-based variations and general economic conditions. Advertising revenue is typically highest in the second and fourth quarters. In some cases, advertising sales are subject to ratings guarantees that require us to provide additional advertising time if the guaranteed audience levels are not achieved.
We also generate revenue from the sale of advertising on our websites on a stand-alone basis and as part of advertising packages with our television networks.
Other
We also generate income associated with providing affiliate and advertising sales representation and network services for equity method investee networks, curriculum-based products and services and the licensing of our brands for consumer products.
COMPETITION
Television network content is a highly competitive business worldwide. We experience competition for the development and acquisition of content, distribution of our content, selling of commercial time on our networks and viewership. Our networks compete with studios, television networks, and the internet for the acquisition of content and creative talent such as writers, producers and directors. Our ability to produce and acquire popular content is an important competitive factor for the distribution of our networks, attracting viewers and the sale of advertising. Our success in securing popular content and creative talent depends on various factors such as the number of competitors providing content that targets the same genre and audience, the distribution of our networks, viewership, and the production, marketing and advertising support we provide.
Our networks compete with other television networks, including broadcast, cable and local, for the distribution of our content and fees charged to cable television operators, DTH satellite service providers, and other distributors that carry our network content. Our ability to secure distribution agreements is necessary to ensure the retention of our audiences. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. Growth in the number of networks distributed, consolidation and other market conditions in the cable and satellite distribution industry, and increased popularity of other platforms may adversely affect our ability to obtain and maintain contractual terms for the distribution of our content that are as favorable as those currently in place. The ability to secure distribution agreements is dependent upon the production, acquisition and packaging of original content, viewership, the marketing and advertising support and incentives provided to distributors, the product offering across a series of networks within a region, and the prices charged for carriage.
Our networks and websites compete for the sale of advertising with other television networks, including broadcast, cable and local networks, online and mobile outlets, radio content and print media. Our success in selling advertising is a function of the size and demographics of our viewers, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular content, the brand appeal of the network and ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.
Our networks and websites also compete for their target audiences with all forms of content and other media provided to viewers, including broadcast, cable and local networks, pay-per-view and VOD services, DVDs, online activities and other forms of news, information and entertainment.
Our education business competes with other providers of curriculum-based products and services to schools.
INTELLECTUAL PROPERTY
Our intellectual property assets include copyrights in television content, trademarks in brands, names and logos, websites, and licenses of intellectual property rights from third parties.
We are fundamentally a content company and the protection of our brands and content is of primary importance. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, unfair competition, trade secret and Internet/domain name statutes and laws, and contract provisions. However, there can be no assurance of the degree to which these measures will be successful. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Policing unauthorized use of our products and services and related intellectual property is difficult and costly. We seek to limit unauthorized use of our intellectual property through a combination of approaches. However, the steps taken to prevent the infringement of our intellectual property by unauthorized third parties may not work.

Third parties may challenge the validity or scope of our intellectual property from time to time, and the success of any such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on our operations. In addition, piracy, which encompasses the theft of our signal, and unauthorized use of our content, in the digital environment continues to present a threat to revenues from products and services based on our intellectual property.
REGULATORY MATTERS
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of the countries and international bodies, such as the European Union, in which we operate. Content networks, such as those owned by us, are regulated by the Federal Communications Commission (“FCC”) in certain respects if they are affiliated with a cable television operator. Other FCC regulations, although imposed on cable television operators and direct broadcast satellite ("DBS") operators, affect content networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.
Program Access
The FCC’s program access rules prevent a satellite or cable content vendor in which a cable operator has an “attributable” ownership interest from discriminating among competing multichannel video content distributors (“MVPDs”), such as cable and DBS operators, in the rates, terms and conditions for the sale or delivery of content. These rules also permit MVPDs to initiate complaints to the FCC against content networks if an MVPD claims it is unable to obtain rights to carry the content network on nondiscriminatory rates, terms or conditions. The FCC allowed a previous blanket prohibition on exclusive arrangements with cable operators to expire in October 2012, but will consider case-by-case complaints that exclusive contracts between cable operators and cable-affiliated programmers significantly hinder or prevent a competing MVPD from providing satellite or cable programming.
“Must-Carry”/Retransmission Consent
The Cable Television Consumer Protection and Competition Act of 1992 (the “Act”) imposes “must-carry” regulations on cable systems, requiring them to carry the signals of most local broadcast television stations in their market. DBS systems are also subject to their own must-carry rules. The FCC’s implementation of “must-carry” obligations requires cable operators and DBS providers to give broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our networks by cable operators and DBS operators. The Act also established retransmission consent, which refers to a broadcaster’s right to require consent from MVPDs, such as cable and satellite operators, before distributing its signal to their subscribers. Broadcasters have traditionally used the resulting leverage from demand for their must-have broadcast content to obtain carriage for their affiliated networks. Increasingly, broadcasters are additionally seeking substantial monetary compensation for granting carriage rights for their must-have broadcast content. Such increased financial demands on distributors reduce the content funds available for independent programmers not affiliated with broadcasters, such as us.
Closed Captioning and Advertising Restrictions
Certain of our networks must provide closed-captioning of content for the hearing impaired. Additionally, our content and websites intended primarily for children 12 years of age and under must comply with certain limits on advertising, and commercials embedded in our networks’ content stream adhere to certain standards for ensuring that those commercials are not transmitted at louder volumes than our program material. The 21st Century Communications and Video Accessibility Act of 2010 requires us to provide closed captioning on certain IP-delivered video content that we offer.
Obscenity Restrictions
Network distributors are prohibited from transmitting obscene content, and our affiliation agreements generally require us to refrain from including such content on our networks.
Violent Programming
In 2007, the FCC issued a report on violence in programing that recommended Congress prohibit the availability of violent programming, including cable programming, during hours when children are likely to be watching. Recent events have led to a renewed interest by some members of Congress in the alleged effects of violent programming, which could lead to a renewal of interest in limiting the availability of such programming or prohibiting it.

Regulation of the Internet
We operate several websites which we use to distribute information about our programs and to offer consumers the opportunity to purchase consumer products and services. Internet services are now subject to regulation in the U.S. relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Children's Online Privacy Protection Act and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act. In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other on-line services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to on-line consumers outside the U.S., the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.
EMPLOYEES
As of December 31, 2012, we had approximately 4,500 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures.
AVAILABLE INFORMATION
All of our filings with the U.S. Securities and Exchange Commission (the “SEC”), including reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to such filings are available free of charge at the investor relations section of our website, www.discoverycommunications.com, as soon as reasonably practical after such material is filed with, or furnished to, the SEC. Our annual report, corporate governance guidelines, code of business ethics, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are also available on our website. In addition, we will provide a printed copy of any of these documents, free of charge, upon written request at: Investor Relations, Discovery Communications, Inc., 850 Third Avenue, 8th Floor, New York, NY 10022-7225. The information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.
ITEM 1A. Risk Factors.
Investing in our securities involves risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.
Our success is dependent upon U.S. and foreign audience acceptance of our entertainment content, which is difficult to predict.
The production and distribution of entertainment content are inherently risky businesses because the revenue we derive and our ability to distribute our content depend primarily on consumer tastes and preferences that often change in unpredictable ways. Our success depends on our ability to consistently create and acquire content that meets the changing preferences of viewers in general, in special interest groups, in specific demographic categories and in various international marketplaces. The commercial success of our content also depends upon the quality and acceptance of competing content available in the applicable marketplace. At the same time, certain of our consolidated and equity method investee networks are new. There is no assurance of audience acceptance of the programming available on these new brands. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, and growing competition for consumer discretionary spending may also affect the audience for our content. Audience sizes for our media networks are critical factors affecting both the volume and pricing of advertising revenue that we receive, and the extent of distribution and the license fees we receive under agreements with our distributors. Consequently, reduced public acceptance of our entertainment content may decrease our audience share and adversely affect our results of operations.
Changes in consumer behavior resulting from new technologies and distribution platforms may impact the performance of our businesses.
Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, content offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as Hulu, Netflix, Apple TV, Amazon, Google TV and Intel, as well as gaming and other consoles such as Microsoft's Xbox, Sony's PS3, Nintendo's Wii and Roku, are aggressively establishing themselves as alternative providers of video services. These services and the growing availability of online content, coupled with an expanding market for mobile devices and tablets that allow users to view content on an on-demand basis and Internet-connected televisions, may impact our traditional distribution methods for our services and content. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content, have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.
We operate in increasingly competitive industries.
The entertainment and media programming industries in which we operate are highly competitive. We compete with other programming networks for distribution, viewers and advertising. We also compete for viewers with other forms of media entertainment, such as home video, movies, periodicals and on-line and mobile activities. In particular, websites and search engines have seen significant advertising growth, a portion of which is derived from traditional cable network and satellite advertisers. In addition, there has been consolidation in the media industry and our competitors include market participants with interests in multiple media businesses which are often vertically integrated. Our on-line businesses compete for users and advertising in the broad and diverse market of free Internet-delivered services. Our commerce business competes against a wide range of competitive retailers selling similar products. Our curriculum-based video business competes with other providers of education products to schools. If our distributors have to pay higher rates to holders of sports broadcasting rights, it might be difficult for us to negotiate higher rates for distribution of our networks. Our ability to compete successfully depends on a number of factors, including our ability to consistently supply high quality and popular content, access our niche viewership with appealing category-specific content, adapt to new technologies and distribution platforms and achieve widespread distribution. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our business, financial condition or results of operations.
Further consolidation among cable and satellite providers could adversely affect our revenue and profitability.
Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. In the U.S., approximately 90% of our distribution revenues come from the top 10 distributors. We currently have agreements in place with the major U.S. cable and satellite operators which expire at various times beginning in 2013 through 2020. In addition, many of the countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could further reduce the number of distributors available to carry our content and increase the negotiating leverage of our distributors which could adversely affect our revenue.
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
In addition, we may not be able to integrate, operate, maintain and manage our newly acquired operations or employees successfully or profitably . We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. The integration of the SBS Nordic business, following the completion of that acquisition, and other recently acquired businesses and assets may not be successful, may divert management attention and could have an adverse effect on our results of operations.
New acquisitions, equity method investments and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses or be distributed to shareholders.
The financial performance of our equity method investments may differ from current estimates.
We have equity investments in certain entities and the accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership and whether we have any influence or control over the relevant entity. Any losses experienced by these entities could adversely impact our results of operations and the value of our investment. In addition, if these entities were to fail and cease operations, we may lose the entire value of our investment and the stream of any shared profits. Some of our ventures are recently launched networks, which may require significant funding before achieving profitability.
Our business could be adversely affected by any worsening of the current economic condition.
We derive substantial revenues from the sale of advertising on our networks. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. The current economic conditions and any continuation of these adverse conditions, including the potential negative impact of the so-called "fiscal cliff" on financial markets and overall economic activity, may adversely affect the economic prospects of advertisers and could alter current or prospective advertisers’ spending priorities. A decrease in advertising expenditures would have an adverse effect on our business. A decline in economic conditions usually impacts consumer discretionary spending. A reduction in consumer spending may impact pay television subscriptions, particularly to the more expensive digital service tiers, which could lead to a decrease in our distribution fees and may reduce the rates we can charge for advertising.
Our substantial debt leverage and debt service obligations may adversely affect us.
As of December 31, 2012, we had approximately $5.2 billion of consolidated debt, including capital leases. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts associated with our indebtedness. In addition, we have the ability to draw down our revolving credit facility in the ordinary course, which would have the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.
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
Restrictive covenants in the loan agreement for our revolving credit facility could adversely affect our business by limiting our flexibility.
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
Our ability to meet our financial obligations and other contractual commitments will depend upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, any dividends and interest we may receive from our investments, availability under any credit facilities that we may obtain in the future and proceeds from any asset sales we may undertake in the future. The ability of our operating subsidiaries, including Discovery Communications, LLC, to pay dividends or to make other payments or advances to us will depend on their individual operating results and any statutory, regulatory or contractual restrictions, including restrictions under our credit facility, to which they may be or may become subject. We are required to accrue and pay U.S. taxes for repatriation of certain cash balances held by foreign corporations. However, we intend to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Risks associated with our international operations could harm our financial condition.
Our networks are offered worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. Inherent economic risks of doing business in international markets include, among other things, changes in the economic environment, exchange controls, tariffs and other trade barriers, longer payment cycles, foreign taxation, corruption, and increased risk of political instability in some markets. As we continue to expand the provision of our products and services to international markets, these risks and uncertainties may harm our results of operations.
Furthermore, some foreign markets where we and our partners operate may be more adversely affected by current economic conditions than the U.S. We also may incur substantial expense as a result of changes, including the imposition of new restrictions, in the existing economic or political environment in the regions where we do business. Acts of terrorism, hostilities, or financial, political, economic or other uncertainties could lead to a reduction in revenue or loss of investment, which could adversely affect our results of operations.
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
Programming services like ours, and the distributors of our services, including cable operators, satellite operators and other multichannel video programming distributors, are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments, in ways that affect the daily conduct of our video content business. See the discussion under “Business – Regulatory Matters” above. The U.S. Congress, the FCC and the courts currently have under consideration, and may adopt in the future, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our U.S. media properties or modify the terms under which we offer our services and operate. For example, any changes to the laws and regulations that govern the services or signals that are carried by cable television operators or our other distributors may result in less capacity for other content services, such as our networks, which could adversely affect our revenue.
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
Piracy of our entertainment content, including digital piracy, may decrease revenue received from our entertainment content and adversely affect our business and profitability.
The success of our business depends in part on our ability to maintain the intellectual property rights to our entertainment content. We are fundamentally a content company, and piracy of our brands, DVDs, television networks, digital content and other intellectual property has the potential to significantly and adversely affect us. Piracy is particularly prevalent in many parts of the world that lack copyright and other protections similar to existing law in the U.S. It is also made easier by technological advances allowing the conversion of content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. Unauthorized distribution of copyrighted material over the Internet is a threat to copyright owners’ ability to protect and exploit their property. The proliferation of unauthorized use of our content may have an adverse effect on our business and profitability because it reduces the revenue that we potentially could receive from the legitimate sale and distribution of our content.
Our directors overlap with those of Liberty Media Corporation (“Liberty Media”), Liberty Global, Inc. (“Liberty Global”), Liberty Interactive Corporation (“Liberty Interactive”) and certain related persons of Advance/Newhouse, which may lead to conflicting interests.
Our eleven-person board of directors includes two persons who are currently members of the board of directors of Liberty Media, three persons who are currently members of the board of directors of Liberty Global and two persons who are currently members of the board of directors of Liberty Interactive, all of which include John C. Malone as Chairman of the boards of those companies. In addition, our board of directors includes three designees of Advance/Newhouse, including Robert J. Miron, who was the Chairman of Advance/Newhouse until December 31, 2010, and Steven A. Miron, the Chief Executive Officer of Advance/Newhouse. The Liberty entities and the parent company of Advance/Newhouse own interests in a range of media, communications and entertainment businesses. None of the Liberty entities owns any interest in us. Mr. Malone beneficially owns stock of Liberty Media representing approximately 40% of the aggregate voting power of its outstanding stock, owns shares representing approximately 36% of the aggregate voting power of Liberty Global, shares representing approximately 34% of the aggregate voting power of Liberty Interactive, and shares representing approximately 22% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Mr. Malone controls approximately 29% of our aggregate voting power relating to the election of our eight common stock directors, assuming that the preferred stock owned by Advance/Newhouse has not been converted into shares of our common stock. Those of our directors who are also directors of the Liberty entities own Liberty Media, Liberty Global and/or Liberty Interactive stock and stock incentives and own our stock and stock incentives.
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
The members of our board of directors have fiduciary duties to us and our stockholders. Likewise, those persons who serve in similar capacities at Liberty Media, Liberty Global, Liberty Interactive or Advance/Newhouse have fiduciary duties to those companies. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting both respective companies, and there can be no assurance that the terms of any transactions will be as favorable to us or our subsidiaries as would be the case in the absence of a conflict of interest.
Our overlapping directors with Liberty Media, Liberty Global and Liberty Interactive may result in the diversion of business opportunities and other potential conflicts.
Liberty Media, Liberty Global and Liberty Interactive own interests in various U.S. and international companies that have subsidiaries that own or operate domestic or foreign content services that may compete with the content services we offer. We have no rights in respect of U.S. or international content opportunities developed by or presented to the subsidiaries of Liberty Media, Liberty Global and Liberty Interactive, and the pursuit of these opportunities by such subsidiaries may adversely affect our interests and those of our stockholders. Because we and these Liberty entities have overlapping directors, the pursuit of business opportunities may serve to intensify the conflicts of interest or appearance of conflicts of interest faced by the respective management teams. Our charter provides that none of our directors or officers will be liable to us or any of our subsidiaries for breach of any fiduciary duty by reason of the fact that such individual directs a corporate opportunity to another person or entity (including Liberty Media, Liberty Global or Liberty Interactive), for which such individual serves as a director or officer, or does not refer or communicate information regarding such corporate opportunity to us or any of our subsidiaries, unless (x) such opportunity was expressly offered to such individual solely in his or her capacity as a director or officer of us or any of our subsidiaries and (y) such opportunity relates to a line of business in which we or any of our subsidiaries is then directly engaged.
The personal educational media, lifelong learning, and travel and automotive industry investments by John S. Hendricks, a common stock director and our Founder, may conflict with or compete with our business activities.
Our Founder, John S. Hendricks, manages his non-Discovery, personal business investments through Hendricks Investment Holdings LLC (“HIH”), a Delaware limited liability company of which he is the sole owner and member. HIH owns a travel club and travel-related properties including a resort in Gateway, Colorado and has created a learning academy for guests that includes on-line and advanced media offerings in the area of informal and lifelong learning. Certain video productions and offerings of this academy may compete with our educational media offerings. We and the academy may enter into a business arrangement for the offering of our video products for sale by the academy and/or for the joint-production of new educational media products or co-production agreements for content to be aired on our networks, such as the Curiosity series. In addition, from time to time, HIH or its subsidiaries may enter into transactions with us or our subsidiaries. For example, through HIH, Mr. Hendricks owns a number of business interests in the automotive field, some of which are involved in content offered by us, in particular on our Velocity network. There can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries as would be the case in the absence of a conflict of interest.
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

▪	increasing the number of members of the Board of Directors above 11;

▪	making any material amendment to our charter or by-laws;

▪	engaging in a merger, consolidation or other business combination with any other entity; and

▪	appointing or removing our Chairman of the Board or our Chief Executive Officer;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

•
classifying our common stock directors with staggered three-year terms and having three directors elected by the holders of the Series A convertible preferred stock, which may lengthen the time required to gain control of our Board ofDirectors;

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
Advance/Newhouse has been granted registration rights covering all of the shares of common stock issuable upon conversion of the convertible preferred stock held by Advance/Newhouse. Advance/Newhouse’s preferred stock is currently convertible into shares of our Series A and Series C common stock on a 1-for-1 basis, subject to certain anti-dilution adjustments. The registration rights, which are immediately exercisable, are transferable with the sale or transfer by Advance/Newhouse of blocks of shares representing 10% or more of the preferred stock it holds. The exercise of the registration rights, and subsequent sale of possibly large amounts of our common stock in the public market, could materially and adversely affect the market price of our common stock.

John C. Malone and Advance/Newhouse each have significant voting power with respect to corporate matters considered by our stockholders.
For corporate matters other than the election of directors, John C. Malone and Advance/Newhouse each beneficially own shares of our stock representing approximately 22% and 25%, respectively, of the aggregate voting power represented by our outstanding stock. With respect to the election of directors, Mr. Malone controls approximately 29% of the aggregate voting power relating to the election of the eight common stock directors (assuming that the convertible preferred stock owned by Advance/Newhouse (the “A/N Preferred Stock”) has not been converted into shares of our common stock). The A/N Preferred Stock carries with it the right to designate three preferred stock directors to our board (subject to certain conditions), but does not vote with respect to the election of the eight common stock directors. Also, under the terms of the A/N Preferred Stock, Advance/Newhouse has special voting rights as to certain enumerated matters, including material amendments to the restated charter and bylaws, fundamental changes in our business, mergers and other business combinations, certain acquisitions and dispositions and future issuances of capital stock. Although there is no stockholder agreement, voting agreement or any similar arrangement between Mr. Malone and Advance/Newhouse, by virtue of their respective holdings, Mr. Malone and Advance/Newhouse each have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
We own and lease 1.5 million square feet of building space for the conduct of our businesses at 57 locations throughout the world. In the U.S. alone, we own and lease approximately 597,000 and 589,000 square feet of building space, respectively, at 21 locations. Principal locations in the U.S. include: (i) our world headquarters located at One Discovery Place, Silver Spring, Maryland, where approximately 543,000 square feet is used for certain executive offices and general office space by our U.S. Networks, International Networks and Education segments, (ii) general office space at 850 Third Avenue, New York, New York, where approximately 179,000 square feet is primarily used for sales by our U.S. Networks segment and certain executive offices, (iii) general office space and a production and post-production facility located at 8045 Kennett Street, Silver Spring, Maryland, where approximately 149,000 square feet is primarily used by our U.S. Networks segment, (iv) general office space located at 10100 Santa Monica Boulevard, Los Angeles, California, where approximately 58,000 square feet is primarily used for sales by our U.S. Networks segment, (v) general office space at 6505 Blue Lagoon Drive, Miami, Florida, where approximately 91,000 square feet is primarily used by our International Networks segment, and (vi) an origination facility at 45580 Terminal Drive, Sterling, Virginia, where approximately 54,000 square feet of space is used to manage the distribution of domestic network television content by our U.S. Networks segment.
We also lease over 357,000 square feet of building space at 36 locations outside of the U.S., including the U.K., Singapore, India, and Italy.
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
Executive Officers of Discovery Communications, Inc.
Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report. The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of February 14, 2013.

Name	Position

John S. Hendricks Born March 29, 1952
Chairman and a common stock director. Mr. Hendricks is our Founder and has served as Chairman of Discovery since September 1982. Mr. Hendricks served as our Chief Executive Officer from September 1982 to June 2004; and our Interim Chief Executive Officer from December 2006 to January 2007.

David M. Zaslav Born January 15, 1960
President, Chief Executive Officer and a common stock director. Mr. Zaslav has served as our President and Chief Executive Officer since January 2007. Mr. Zaslav served as President, Cable & Domestic Television and New Media Distribution of NBC Universal, Inc. ("NBC"), a media and entertainment company, from May 2006 to December 2006. Mr. Zaslav served as Executive Vice President of NBC, and President of NBC Cable, a division of NBC, from October 1999 to May 2006. Mr. Zaslav was a director of TiVo Inc. from 2000 to 2010.

Andrew Warren Born September 8, 1966
Senior Executive Vice President, Chief Financial Officer. Mr. Warren has served as our Senior Executive Vice President, Chief Financial Officer since March 2012. Mr. Warren served as Chief Financial Officer of Liz Claiborne, Inc. (now Fifth & Pacific Companies Inc.) a designer, marketer and retail supplier of premium lifestyle fashion brands, from 2007 to 2012.

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

Bruce L. Campbell Born November 26, 1967
Senior Executive Vice President, Chief Development Officer and General Counsel. Mr. Campbell became Chief Development Officer in August 2010 and our General Counsel in December 2010. Prior to that, Mr. Campbell served as our President, Digital Media & Corporate Development from March 2007 through August 2010. Mr. Campbell also served as our corporate secretary from December 2010 to February 2012. Mr. Campbell served as Executive Vice President, Business Development of NBC from December 2005 to March 2007, and Senior Vice President, Business Development of NBC from January 2003 to November 2005.

Kurt T. Wehner Born June 30, 1962
Executive Vice President and Chief Accounting Officer. Mr. Wehner joined the Company in September 2011 and has served as our Executive Vice President, Chief Accounting Officer since November 2012. Mr. Wehner was an Audit Partner at KPMG LLP from 2000 to 2011.

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

	Series A Common Stock		Series B Common Stock		Series C Common Stock
	High	Low	High	Low	High	Low
2012
Fourth quarter	$63.61	$55.18	$63.59	$55.11	$58.87	$51.28
Third quarter	$59.90	$49.10	$60.00	$49.82	$56.04	$45.27
Second quarter	$55.13	$48.37	$55.08	$48.55	$50.45	$44.05
First quarter	$50.60	$40.87	$51.79	$41.25	$46.88	$37.14
2011
Fourth quarter	$45.14	$35.65	$47.26	$36.48	$41.81	$33.19
Third quarter	$42.77	$34.75	$42.32	$32.05	$39.74	$31.63
Second quarter	$45.81	$39.50	$45.65	$39.37	$40.46	$35.17
First quarter	$44.33	$37.62	$43.83	$38.40	$39.58	$32.81
As of February 7, 2013, there were approximately 1,969, 108 and 2,077 record holders of our Series A common stock, Series B common stock and Series C common stock, respectively. These amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder.
We have not paid any cash dividends on our Series A common stock, Series B common stock or Series C common stock, and we have no present intention to do so. Payment of cash dividends, if any, will be determined by our Board of Directors after consideration of our earnings, financial condition and other relevant factors such as our credit facility's restrictions on our ability to declare dividends in certain situations.
Sales of Unregistered Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended December 31, 2012.
Purchases of Equity Securities
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended December 31, 2012 (in millions, except per share amounts).

Period	Total Number of Series A Shares Purchased	Average Price Paid per Share: Series A(a)	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
October 1, 2012-October 31, 2012	0.3	$60.24	1.5	$56.37	1.8	$648
November 1, 2012-November 30, 2012	—	—	0.7	$53.03	0.7	$610
December 1, 2012-December 31, 2012	0.1	$61.20	1.5	$56.95	1.6	$1,518
Total	0.4	$60.44	3.7	$55.96	4.1	$1,518

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

(b) On April 25, 2012 and December 11, 2012, our Board of Directors approved separate additional authorizations of $1.0 billion under our stock repurchase program, which was originally announced on August 3, 2010, bringing the total authorized under the stock repurchase program to $4.0 billion. As of December 31, 2012, we had remaining authorization of $1.5 billion for future repurchases of our common stock under the stock repurchase program, of which $518 million and $1.0 billion will expire on April 25, 2014 and December 11, 2014, respectively. Under the program, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated transactions, subject to market conditions and other factors. The above repurchases were funded using cash on hand. We expect to fund stock repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. There were no repurchases of our Series B common stock during the year ended December 31, 2012.

Stock Performance Graph
The following graph sets forth the cumulative total shareholder return on our Series A common stock, Series B common stock and Series C common stock as compared with the cumulative total return of the companies listed in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group of companies comprised of CBS Corporation Class B common stock, News Corporation Class A common stock, Scripps Network Interactive, Inc., Time Warner, Inc., Viacom, Inc. Class B common stock and The Walt Disney Company. The graph assumes $100 originally invested on September 18, 2008, the date upon which our common stock began trading, in each of our Series A common stock, Series B common stock and Series C common stock, the S&P 500 Index, and the stock of our peer group companies, including reinvestment of dividends, for the period September 18, 2008 through December 31, 2008 and the years ended December 31, 2009, 2010, 2011, and 2012.

$480
$460
$440
$420
$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
DISCA
DISCB
DISCK
S&P 500
Peer Group
9/18/2008
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
DISCA	$102.53	$222.09	$301.96	$296.67	$459.67
DISCB	$78.53	$162.82	$225.95	$217.56	$327.11
DISCK	$83.69	$165.75	$229.31	$235.63	$365.63
S&P 500	$74.86	$92.42	$104.24	$104.23	$118.21
Peer Group	$68.79	$100.70	$121.35	$138.19	$190.58
Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

ITEM 6. Selected Financial Data.
The table set forth below presents our selected financial information for each of the past five years. The selected statement of operations information for each of the three years ended December 31, 2012 and the selected balance sheet information as of December 31, 2012 and 2011 have been derived from and should be read in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” and other financial information included elsewhere in this Annual Report on Form 10-K. The selected statement of operations information for each of the two years ended December 31, 2009 and 2008 and the selected balance sheet information as of December 31, 2010, 2009 and 2008 have been derived from financial statements not included in this Annual Report on Form 10-K.
The selected financial information set forth below reflects our formation as though it was consummated on January 1, 2008. Accordingly, the selected statement of operations information for each of the five years ended December 31, 2012 and the selected balance sheet information as of December 31, 2012, 2011, 2010, 2009 and 2008 reflect the consolidated results of operations and financial condition of Discovery. The selected statement of operations information for the year ended December 31, 2008 reflects the combined results of operations of DHC and DCH for the period January 1, 2008 through September 17, 2008 and the consolidated results of operations for Discovery for the period September 18, 2008 through December 31, 2008. Prior to our formation, DHC accounted for its investment in DCH using the equity method. Therefore, DHC’s results of operations and cash flows for the period January 1, 2008 through September 17, 2008 have been adjusted to eliminate the portion of DCH’s earnings originally recorded by DHC in its stand-alone financial statements under the equity method. Additionally, DCH’s earnings for the period January 1, 2008 through September 17, 2008 have been adjusted to allocate a portion of its earnings to Advance/Newhouse.

	2012	2011	2010	2009	2008
	(in millions, except per share amounts)
Selected Statement of Operations Information:
Revenues	$4,487	$4,168	$3,706	$3,387	$3,307
Costs of revenues, excluding depreciation and amortization	1,218	1,176	1,013	984	946
Operating income	1,855	1,803	1,377	1,274	1,062
Income from continuing operations, net of taxes	956	1,136	659	570	383
(Loss) income from discontinued operations, net of taxes	(11)	(3)	10	(6)	61
Net income	945	1,133	669	564	444
Net income attributable to noncontrolling interests	(2)	(1)	(16)	(15)	(127)
Net income attributable to Discovery Communications, Inc.	943	1,132	653	549	317
Stock dividends to preferred interests	—	—	(1)	(8)	—
Net income available to Discovery Communications, Inc. stockholders	943	1,132	652	541	317
Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$2.54	$2.83	$1.51	$1.29	$0.80
Diluted	$2.51	$2.80	$1.50	$1.29	$0.80
(Loss) income per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$(0.03)	$(0.01)	$0.02	$(0.01)	$0.19
Diluted	$(0.03)	$(0.01)	$0.02	$(0.01)	$0.19
Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$2.51	$2.82	$1.53	$1.28	$0.99
Diluted	$2.48	$2.80	$1.52	$1.27	$0.98
Weighted average shares outstanding:
Basic	376	401	425	423	321
Diluted	380	405	429	425	322
Selected Balance Sheet Information:
Cash and cash equivalents	$1,201	$1,048	$466	$623	$94
Goodwill	6,399	6,291	6,434	6,433	6,891
Total assets	12,930	11,913	11,019	10,952	10,481
Long-term debt:
Current portion	31	26	20	38	458
Long-term portion	5,212	4,219	3,598	3,457	3,331
Total liabilities	6,637	5,394	4,786	4,683	4,875
Redeemable noncontrolling interests	—	—	—	49	49
Equity attributable to Discovery Communications, Inc.	6,291	6,517	6,225	6,197	5,536
Equity attributable to noncontrolling interests	2	2	8	23	21
Total equity	$6,293	$6,519	$6,233	$6,220	$5,557

•	Income per share amounts may not sum since each is calculated independently.

•
On September 17, 2012, we sold our postproduction audio business, whose results of operations have been reclassified to discontinued operations for all periods presented. (See Note 3 to the accompanying consolidated financial statements.)

•
Our results of operations for 2011 include a $112 million income tax benefit related to foreign tax credits and a $129 million gain on the disposition of the Discovery Health network as a contribution to OWN upon the launch of the network. As we continue to be involved in the operations of OWN subsequent to its launch, the results of operations of the Discovery Health network have not been presented as discontinued operations. Therefore, our results of operations for 2010, 2009 and 2008 include the gross revenues and expenses of the Discovery Health network. For periods subsequent to January 1, 2011, our results of operations include only our share of OWN’s net operating results under the equity method of accounting. (See Note 4 to the accompanying consolidated financial statements.)

•	Our results of operations for 2010 include a $136 million loss on the extinguishment of debt.

•
On September 1, 2010, we sold our Antenna Audio business for net proceeds of $24 million in cash, which resulted in a $9 million gain, net of taxes. The operating results of Antenna Audio have been reported as discontinued operations for all periods presented. (See Note 3 to the accompanying consolidated financial statements.)

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

•
On September 17, 2008, DHC concluded the spin-off of Ascent Capital Group, Inc. (“ACG”) in connection with our formation, which did not result in a gain or loss. The operating results of ACG have been reported as discontinued operations for 2008.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding our businesses, recent developments, results of operations, cash flows, financial condition, contractual commitments and critical accounting policies.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of broadband distribution and production companies; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, VOD, internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors”. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides programming across multiple distribution platforms, including digital distribution arrangements, throughout the world. We generate revenues principally from: (i) fees charged to operators who distribute our network content, which primarily include cable, DTH satellite and digital service providers, (ii) advertising sold on our networks and websites, and (iii) other transactions, including curriculum-based products and services, affiliate and advertising sales representation services, content licenses and the licensing of our brands for consumer products. Our objectives are to invest in content for our networks to build viewership, maximize distribution revenue, capture advertising sales and create or reposition additional branded channels and businesses that can sustain long-term growth and occupy a desired programming niche with strong consumer appeal. Our content is designed to target key audience demographics and the popularity of our programming creates demand on the part of advertisers and distributors. We classify our operations in three segments: U.S. Networks, consisting principally of domestic television networks and websites; International Networks, consisting primarily of international television networks and websites; and Education, consisting principally of curriculum-based product and service offerings. For further discussion of our Company, segments in which we do business, content development activities and revenues, see our business overview set forth in Item 1, “Business” in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS – 2012 vs. 2011
Discontinued Operations
On September 17, 2012, we sold our postproduction audio business, whose results of operations have been reclassified to discontinued operations for all periods presented. (See Note 3 to the accompanying consolidated financial statements.) The postproduction audio business was an operating segment combined with Education as a reportable segment.

Consolidated Results of Operations – 2012 vs. 2011
Our consolidated results of operations for 2012 and 2011 were as follows (in millions).

	Year Ended December 31,
	2012	2011	% Change
Revenues:
Distribution	$2,206	$2,070	7%
Advertising	2,037	1,852	10%
Other	244	246	(1)%
Total revenues	4,487	4,168	8%
Costs of revenues, excluding depreciation and amortization	1,218	1,176	4%
Selling, general and administrative	1,291	1,171	10%
Depreciation and amortization	117	117	—%
Restructuring and impairment charges	6	30	(80)%
Gain on disposition	—	(129)	(100)%
Total costs and expenses	2,632	2,365	11%
Operating income	1,855	1,803	3%
Interest expense, net	(248)	(208)	19%
Other expense, net	(89)	(32)	NM
Income from continuing operations before income taxes	1,518	1,563	(3)%
Provision for income taxes	(562)	(427)	32%
Income from continuing operations, net of taxes	956	1,136	(16)%
Loss from discontinued operations, net of taxes	(11)	(3)	NM
Net income	945	1,133	(17)%
Net income attributable to noncontrolling interests	(2)	(1)	100%
Net income available to Discovery Communications, Inc. stockholders	$943	$1,132	(17)%
Not meaningful ("NM")
Revenues
Distribution revenue is largely dependent on the rates negotiated in the agreements, the number of subscribers that receive our network or content, and the market demand for the content we provide. Distribution revenue increased $136 million. Excluding the impact of foreign currency fluctuations, distribution revenues increased 9%, or $177 million. The increase was attributable to contractual rate increases, growth of pay television subscribers, and decreased amortization of deferred launch incentives.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, and our ability to sell commercial time over a group of channels. Advertising revenue increased $185 million. Excluding the impact of foreign currency fluctuations, advertising revenues increased 12%, or $212 million. The increase was primarily due to increases in pricing at U.S. and international networks, along with growth of our international free-to-air networks.
Other revenue was consistent with the prior year. We changed the classification of service charges to certain of our equity method investees from other revenue to selling, general, and administrative expenses beginning January 1, 2012. This change was offset by additional revenue from a production company acquired during the fourth quarter of 2011 and higher revenue from the Education segment. Changes in foreign currency exchange rates did not significantly impact other revenues.
Costs of Revenues
Costs of revenues, which consist primarily of content expense, distribution costs, and sales commissions, increased $42 million. Excluding the impact of foreign currency fluctuations, costs of revenues increased 4%, or $51 million. The increase in costs of revenues was principally related to higher content amortization, distribution and production costs partially offset by lower content impairments.

Selling, General and Administrative
Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs, occupancy, and back office support fees, increased $120 million. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 12%, or $141 million. The increase in selling, general and administrative expenses was primarily due to higher personnel costs, equity-based compensation expense and transaction costs, offset by a change in the classification of service charges to certain of our equity method investees from other revenue to selling, general, and administrative expenses beginning January 1, 2012. Equity-based compensation expense increased $55 million due to an increase in the value of outstanding cash-settled unit awards.
Depreciation and Amortization
Depreciation and amortization expense, which includes depreciation of fixed assets and amortization of finite-lived intangible assets, was consistent with the prior year.
Restructuring and Impairment Charges
In 2012 and 2011, we recorded restructuring charges of $6 million and $10 million, respectively. (See Note 15 to the accompanying consolidated financial statements.) In 2011, we also recorded a $20 million goodwill impairment charge. (See Note 9 to the accompanying consolidated financial statements.)
Gain on Disposition
In connection with the contribution of the Discovery Health network to OWN on January 1, 2011, we recorded a pretax gain of $129 million, which represents the fair value of the investment retained less the book basis of contributed assets.
Interest Expense, Net
Interest expense increased $40 million due to an increase in outstanding debt.
Other Expense, Net
Other expense, net, which consists primarily of losses from our equity method investees, increased $57 million due to an increase of $51 million in losses from equity method investees. During the three months ended March 31, 2012, accumulated losses at OWN exceeded the equity contribution to OWN, and we began to record 100% of OWN’s incremental net losses. We recognized 50% of OWN’s net losses throughout 2011. (See Note 4 to the accompanying consolidated financial statements.)
Provision for Income Taxes
For 2012 and 2011, our provisions for income taxes were $562 million and $427 million and the effective tax rates were 37% and 27%, respectively. (See Note 16 to the accompanying consolidated financial statements.)
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations in 2012 relates to the sale of our postproduction audio business in 2012. Loss from discontinued operations in 2011 relates to activities connected with businesses classified as discontinued operations in previous years in addition to the postproduction audio business.
Segment Results of Operations – 2012 vs. 2011
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
Additionally, certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Additional financial information for our segments and geographical areas in which we do business is discussed in Note 21 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Total consolidated Adjusted OIBDA was calculated as follows (in millions).

	Year Ended December 31,
	2012	2011	% Change
Revenues:
U.S. Networks	$2,748	$2,619	5%
International Networks	1,637	1,455	13%
Education	105	95	11%
Corporate and inter-segment eliminations	(3)	(1)	NM
Total revenues	4,487	4,168	8%
Costs of revenues, excluding depreciation and amortization	(1,218)	(1,176)	4%
Selling, general and administrative(a)	(1,194)	(1,128)	6%
Add: Amortization of deferred launch incentives(b)	20	52	(62)%
Adjusted OIBDA	$2,095	$1,916	9%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring charges and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives are included as a reduction of distribution revenue for reporting in accordance with GAAP but are excluded from Adjusted OIBDA.

	Year Ended December 31,
	2012	2011	% Change
Adjusted OIBDA:
U.S. Networks	$1,622	$1,495	8%
International Networks	721	645	12%
Education	27	25	8%
Corporate and inter-segment eliminations	(275)	(249)	10%
Total Adjusted OIBDA	2,095	1,916	9%
Amortization of deferred launch incentives	(20)	(52)	(62)%
Mark-to-market equity-based compensation	(97)	(43)	NM
Depreciation and amortization	(117)	(117)	—%
Restructuring and impairment charges	(6)	(30)	(80)%
Gain on disposition	—	129	(100)%
Operating income	$1,855	$1,803	3%

U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2012	2011	% Change
Revenues:
Distribution	$1,222	$1,180	4%
Advertising	1,456	1,337	9%
Other	70	102	(31)%
Total revenues	2,748	2,619	5%
Costs of revenues, excluding depreciation and amortization	(688)	(689)	—%
Selling, general and administrative	(447)	(445)	—%
Add: Amortization of deferred launch incentives	9	10	(10)%
Adjusted OIBDA	1,622	1,495	8%
Amortization of deferred launch incentives	(9)	(10)	(10)%
Depreciation and amortization	(13)	(15)	(13)%
Restructuring and impairment charges	(3)	(24)	(88)%
Gains on dispositions	—	129	(100)%
Operating income	$1,597	$1,575	1%
Revenues
Distribution revenue increased $42 million. Distribution revenue increased $52 million driven by annual contractual rate increases and increases in paying subscribers, principally for networks carried on the digital tier. This increase was offset by the impact of agreements to extend and expand the license of selected library titles in the prior year.
Advertising revenue increased $119 million driven by increased pricing and delivery.
Other revenue decreased $32 million due to a change in the classification of service charges to certain of our equity method investees from other revenue to selling, general and administrative expenses beginning January 1, 2012 as well as a reduction in revenue for sales representation services provided to third-party networks.
Costs of Revenues
Costs of revenues were consistent with the prior year due to an increase in content investment and royalty expenses, offset by a decrease in content impairments of $30 million.
Selling, General and Administrative
Selling, general and administrative expenses were consistent with the prior year due to higher personnel costs, offset by a change in the classification of service charges to certain of our unconsolidated equity method investees from other revenue to selling, general and administrative expenses beginning January 1, 2012.
Adjusted OIBDA
Adjusted OIBDA increased $127 million primarily due to contractual rate increases with our affiliates, and higher advertising sales, partially offset by higher personnel costs.

International Networks
The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2012	2011	% Change
Revenues:
Distribution	$984	$890	11%
Advertising	580	514	13%
Other	73	51	43%
Total revenues	1,637	1,455	13%
Costs of revenues, excluding depreciation and amortization	(499)	(455)	10%
Selling, general and administrative	(428)	(397)	8%
Add: Amortization of deferred launch incentives	11	42	(74)%
Adjusted OIBDA	721	645	12%
Amortization of deferred launch incentives	(11)	(42)	(74)%
Depreciation and amortization	(47)	(43)	9%
Restructuring and impairment charges	(1)	(3)	(67)%
Operating income	$662	$557	19%
Revenues
Distribution revenue increased $94 million. Excluding the impact of foreign currency fluctuations, distribution revenues increased 16%, or $135 million, which is attributable to continued growth of pay television services and subscribers in Latin America, Central and Eastern Europe, the Middle East and Africa ("CEEMEA") and Asia, as well as decreased amortization of deferred launch incentives.
Advertising revenue increased $66 million. Excluding the impact of foreign currency fluctuations, advertising revenues increased 19%, or $93 million, due to improved pricing across most regions and strong growth from new and existing free-to-air networks in Western Europe.
Other revenue increased $22 million due to revenue from a production company acquired during the fourth quarter of 2011. Changes in foreign currency exchange rates did not significantly impact other revenues.
Costs of Revenues
Costs of revenues increased $44 million. Excluding the impact of foreign currency fluctuations, costs of revenues increased 12%, or $53 million, due to increased investment in content, higher distribution costs and costs from a production company acquired during the fourth quarter of 2011, partially offset by cost savings from the vertical integration of sales functions in select markets.
Selling, General and Administrative
Selling, general and administrative expenses increased $31 million. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 14%, or $52 million, attributable to increased personnel and higher marketing costs across all regions.
Adjusted OIBDA
Adjusted OIBDA increased $76 million. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 18%, or $117 million, primarily due to the growth of television services, which resulted in higher distribution and advertising revenues, offset by higher content expense and personnel costs. Variances due to foreign currency resulted from unfavorable revenue impacts in Europe, Brazil and India as a result of the strengthening of the U.S. dollar compared to the Euro, Brazilian real and Indian rupee.

Education
The following table presents, for our Education segment, revenues by type, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2012	2011	% Change
Revenues	$105	$95	11%
Costs of revenues, excluding depreciation and amortization	(31)	(30)	3%
Selling, general and administrative	(47)	(40)	18%
Adjusted OIBDA	27	25	8%
Depreciation and amortization	(2)	(3)	(33)%
Operating income	$25	$22	14%
Adjusted OIBDA increased slightly compared with the prior year due to increased revenues offset by higher employee costs for our digital textbook.
Corporate and Inter-segment Eliminations
The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,
	2012	2011	% Change
Revenues	$(3)	$(1)	NM
Costs of revenues, excluding depreciation and amortization	—	(2)	(100)%
Selling, general and administrative	(272)	(246)	11%
Adjusted OIBDA	(275)	(249)	10%
Mark-to-market equity-based compensation	(97)	(43)	NM
Depreciation and amortization	(55)	(56)	(2)%
Restructuring and impairment charges	(2)	(3)	(33)%
Operating loss	$(429)	$(351)	22%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation. Corporate expenses are excluded from segment results to evaluate business segment performance based upon decisions made directly by business segment executives.
Adjusted OIBDA decreased $26 million due to increased transaction and personnel costs.
RESULTS OF OPERATIONS – 2011 vs. 2010
Discontinued Operations
On September 17, 2012, we sold our postproduction audio business, whose results of operations have been reclassified to discontinued operations for all periods presented. (See Note 3 to the accompanying consolidated financial statements.) The postproduction audio business was an operating segment combined with Education as a reportable segment.

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

Year Ended
December 31, 2010
Revenues:
Distribution	$15
Advertising	62
Other	1
Total revenues	78
Costs of revenues	32
Selling, general and administrative	13
Restructuring and impairment charges	1
Total operating expenses	46
Operating income	$32

Consolidated Results of Operations – 2011 vs. 2010
Our consolidated results of operations for 2011 and 2010 were as follows (in millions).

	Year Ended December 31,
	2011	2010	% Change
Revenues:
Distribution	$2,070	$1,832	13%
Advertising	1,852	1,645	13%
Other	246	229	7%
Total revenues	4,168	3,706	12%
Costs of revenues, excluding depreciation and amortization	1,176	1,013	16%
Selling, general and administrative	1,171	1,174	—%
Depreciation and amortization	117	128	(9)%
Restructuring and impairment charges	30	14	NM
Gain on disposition	(129)	—	NM
Total costs and expenses	2,365	2,329	2%
Operating income	1,803	1,377	31%
Interest expense, net	(208)	(203)	2%
Loss on extinguishment of debt	—	(136)	(100)%
Other expense, net	(32)	(86)	(63)%
Income from continuing operations before income taxes	1,563	952	64%
Provision for income taxes	(427)	(293)	46%
Income from continuing operations, net of taxes	1,136	659	72%
(Loss) income from discontinued operations, net of taxes	(3)	10	NM
Net income	1,133	669	69%
Net income attributable to noncontrolling interests	(1)	(16)	(94)%
Net income attributable to Discovery Communications, Inc.	1,132	653	73%
Stock dividends to preferred interests	—	(1)	(100)%
Net income available to Discovery Communications, Inc. stockholders	$1,132	$652	74%
Revenues
Distribution revenue increased $238 million. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, distribution revenues increased 12%, or $226 million. During 2011, we extended and expanded an agreement to license selected library titles. As a result of titles delivered under this and similar agreements, license revenue increased $84 million. The remaining distribution revenue increase was attributable to contractual rate increases and growth of pay television services and subscribers.
Advertising revenue increased $207 million. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, advertising revenues increased 16%, or $253 million. Increases were primarily due to worldwide increases in pricing, higher sellouts at U.S. Networks, and international expansion and rebranding of networks. Advertising revenues also benefited from $13 million in non-recurring revenue items at our U.S. Networks operating segment.
Other revenue increased $17 million, due to $33 million for the growth in services provided to our unconsolidated equity method investees. Increases also came from our education business. These increases were partially offset by no longer providing services to The Travel Channel. Changes in foreign currency exchange rates and the effect of no longer consolidating the Discovery Health network did not significantly impact other revenues.
Costs of Revenues
Costs of revenues, which consist primarily of content expense, distribution costs, and sales commissions, increased $163 million. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, costs of revenues increased 19%, or $184 million. The increase in costs of revenues was principally related to higher content expense of $139 million, which primarily reflects our continued investment in content, the international expansion of TLC, $26 million for content impairments and accelerated content amortization, and $11 million for charges associated with the licensing of selected library titles. Costs of revenues also increased due to higher distribution costs and sales commissions.
Selling, General and Administrative
Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs, occupancy, and back office support fees, was consistent with the prior year. Excluding the impact of foreign currency fluctuations and the effect of no longer consolidating the Discovery Health network, selling, general and administrative expenses decreased 2%, or $20 million. The decrease in selling, general and administrative expenses was primarily due to decreases of $83 million for equity-based compensation. Equity-based compensation expense decreased $100 million due to a decline in outstanding unit awards and stock appreciation rights (“SARs”), which are cash-settled awards, partially offset by an increase in expense of $17 million for stock options, performance-based restricted stock units (“PRSUs”) and service-based restricted stock units (“RSUs”). The decreases in equity-based compensation expense were partially offset by higher employee compensation costs, increases in headcount, increased costs related to the international expansion of TLC, greater presence in CEEMEA, and increased research costs related to obtaining ratings services for additional networks.
Depreciation and Amortization
Depreciation and amortization expense, which includes depreciation of fixed assets and amortization of finite-lived intangible assets, decreased $11 million. Excluding the impact of foreign currency fluctuations, depreciation and amortization expense decreased 16%, or $23 million, due to lower asset balances as a result of intangible assets becoming fully depreciated in prior periods.
Restructuring and Impairment Charges
In 2011 and 2010, we recorded restructuring charges of $10 million and $14 million, respectively. (See Note 15 to the accompanying consolidated financial statements.) In 2011, we recorded a $20 million goodwill impairment charge. (See Note 9 to the accompanying consolidated financial statements.)
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

Other Expense, Net
Other expense, net, which consists primarily of losses from our equity method investees and gains and losses on derivative instruments, decreased $54 million primarily due to a decrease in realized losses on derivative instruments of $39 million and losses from our equity method investees of $22 million. The decrease in realized losses on derivative instruments is a result of reducing the derivatives held by us as part of the issuance of senior notes on June 30, 2010. The decrease in losses from equity method investments was primarily attributable to changes associated with our investment in OWN. While we recognized 100% of OWN’s losses prior to OWN’s launch on January 1, 2011, we have recognized 50% of OWN’s losses subsequent to the launch.
Provision for Income Taxes
For 2011 and 2010, our provisions for income taxes were $427 million and $293 million and the effective tax rates were 27% and 31%, respectively. (See Note 16 to the accompanying consolidated financial statements.)
(Loss) Income from Discontinued Operations, Net of Taxes
Loss from discontinued operations in 2011 relates to activities connected with our postproduction audio business and businesses classified as discontinued operations in previous years. Income from discontinued operations in 2010 relates to the sale of our Antenna Audio business and the elimination of an obligation to ACG, an entity spun off in 2008, offset by losses on our postproduction audio business.
Net Income Attributable to Noncontrolling Interests
The $15 million decrease in net income attributable to noncontrolling interests was due to the acquisition of the BBC’s interests in the international Animal Planet and Liv networks on November 12, 2010. Following the acquisition, we no longer allocate net operating results to noncontrolling interests of these networks.
Segment Results of Operations – 2011 vs. 2010
Total consolidated Adjusted OIBDA was calculated as follows (in millions).

	Year Ended December 31,
	2011	2010	% Change
Revenues:
U.S. Networks	$2,619	$2,363	11%
International Networks	1,455	1,251	16%
Education	95	86	10%
Corporate and inter-segment eliminations	(1)	6	NM
Total revenues	4,168	3,706	12%
Costs of revenues, excluding depreciation and amortization	(1,176)	(1,013)	16%
Selling, general and administrative(a)	(1,128)	(1,032)	9%
Add: Amortization of deferred launch incentives(b)	52	42	24%
Adjusted OIBDA	$1,916	$1,703	13%

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

	Year Ended December 31,
	2011	2010	% Change
Adjusted OIBDA:
U.S. Networks	$1,495	$1,365	10%
International Networks	645	545	18%
Education	25	19	32%
Corporate and inter-segment eliminations	(249)	(226)	10%
Total Adjusted OIBDA	1,916	1,703	13%
Amortization of deferred launch incentives	(52)	(42)	24%
Mark-to-market equity-based compensation	(43)	(142)	(70)%
Depreciation and amortization	(117)	(128)	(9)%
Restructuring and impairment charges	(30)	(14)	NM
Gain on disposition	129	—	NM
Operating income	$1,803	$1,377	31%
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

	Year Ended December 31,
	2011	2010	% Change
Revenues:
Distribution	$1,180	$1,054	12%
Advertising	1,337	1,222	9%
Other	102	87	17%
Total revenues	2,619	2,363	11%
Costs of revenues, excluding depreciation and amortization	(689)	(573)	20%
Selling, general and administrative	(445)	(432)	3%
Add: Amortization of deferred launch incentives	10	7	43%
Adjusted OIBDA	1,495	1,365	10%
Amortization of deferred launch incentives	(10)	(7)	43%
Depreciation and amortization	(15)	(21)	(29)%
Restructuring and impairment charges	(24)	(3)	NM
Gain on disposition	129	—	NM
Operating income	$1,575	$1,334	18%
Revenues
Distribution revenue increased $141 million, excluding the impact of the Discovery Health network, primarily due to the extension and expansion of an agreement to license selected library titles. As a result of titles delivered under this and similar agreements, license revenue increased $81 million. The remaining distribution revenue increase was attributable to annual contractual rate increases, and increases in paying subscribers, principally for our fully distributed networks carried on the digital tier.
Advertising revenue increased $177 million, excluding the impact of Discovery Health network, which was driven by increased pricing in the upfront and scatter markets, and higher sellouts. Advertising revenues also benefited from $13 million in non-recurring revenue items.
Other revenues increased $16 million, excluding the impact of the Discovery Health network, due to $32 million for the growth in revenues from services provided to our unconsolidated equity method investees. These increases were partially offset by no longer providing services to The Travel Channel.

Costs of Revenues
Costs of revenues increased $148 million, excluding the impact of the Discovery Health network. The increase in costs of revenues was principally related to higher content expense, which primarily reflects our continued investment in content, as well as increases of $11 million for an accelerated charge associated with the licensing of selected library titles and $24 million for content impairments and accelerated content amortization.
Selling, General and Administrative
Selling, general and administrative expenses increased $26 million, excluding the impact of the Discovery Health network. Increased selling, general and administrative expenses were attributable to higher research expenses from our newly rated networks and other costs, which were partially offset by lower marketing expenses.
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
Revenues
Distribution revenue increased $112 million. Excluding the impact of foreign currency fluctuations, distribution revenues increased 11%, or $85 million, which is attributable to continued growth of pay television services and subscribers across all regions.
Advertising revenue increased $92 million. Excluding the impact of foreign currency fluctuations, advertising revenues increased by 18%, or $76 million, due to improved pricing across all regions, as well as from increased viewership at new and rebranded networks which use TLC content.
Costs of Revenues
Costs of revenues increased $50 million. Excluding the impact of foreign currency fluctuations, costs of revenues increased 10%, or $39 million, due to increased content expense of $27 million for the international rollout of TLC and higher sales commissions across most regions.
Selling, General and Administrative

Selling, general and administrative expenses increased $61 million. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 9%, or $31 million, attributable to a greater presence in CEEMEA, the international rollout of TLC, and other expenses in Latin America. The variance in foreign currency largely results from working capital revaluations for European and Asian entities.
Adjusted OIBDA
Adjusted OIBDA increased $100 million, primarily due to the growth of television services and subscribers across all regions driving higher distribution and advertising revenues, as well as higher costs of revenues and selling, general, and administrative expenses. Changes in foreign currency exchange rates did not significantly impact Adjusted OIBDA.
Education
The following table presents, for our Education segment, revenues by type, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating (loss) income (in millions).

	Year Ended December 31,
	2011	2010	% Change
Revenues	$95	$86	10%
Costs of revenues, excluding depreciation and amortization	(30)	(31)	(3)%
Selling, general and administrative	(40)	(36)	11%
Adjusted OIBDA	25	19	32%
Depreciation and amortization	(3)	(4)	(25)%
Operating (loss) income	$22	$15	47%
Adjusted OIBDA increased $6 million, primarily due to continued growth in online streaming services, partially offset by increased employee expenses.
Corporate and Inter-segment Eliminations
The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,
	2011	2010	% Change
Revenues	$(1)	$6	NM
Costs of revenues, excluding depreciation and amortization	(2)	(4)	(50)%
Selling, general and administrative	(246)	(228)	8%
Adjusted OIBDA	(249)	(226)	10%
Mark-to-market equity-based compensation	(43)	(142)	(70)%
Depreciation and amortization	(56)	(64)	(13)%
Restructuring and impairment charges	(3)	(2)	50%
Operating loss	$(351)	$(434)	(19)%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our equity-based compensation, and a consolidated joint venture. Corporate expenses are excluded from segment results to evaluate business segment performance based upon decisions made directly by business segment executives.
Adjusted OIBDA decreased $13 million due to higher equity-based compensation expense for equity-settled awards such as stock options, PRSUs, and RSUs that received fixed accounting.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and Uses of Cash
Our principal sources of cash are cash and cash equivalents on hand, cash flows from operating activities, available borrowing capacity under our revolving credit facility and access to capital markets. As of December 31, 2012, we had $1.2 billion of cash and cash equivalents on hand and approximately $1.0 billion available to borrow under our revolving credit facility. As a public company, we may have access to other sources of capital such as the public bond and equity markets. On September 25, 2012, we modified our existing $1.0 billion revolving credit facility agreement to extend the expiration date two years to October 12, 2017. The terms of the revolving credit facility otherwise remained substantially the same. On May 17, 2012, Discovery Communications, LLC ("DCL"), our wholly-owned subsidiary, issued $1.0 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.30% Senior Notes due May 15, 2022 and $500 million of aggregate principal amount of 4.95% Senior Notes due May 15, 2042. DCL received net proceeds of approximately $983 million from the offering after deducting the related underwriting discounts and expenses. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.
Our primary uses of cash include the creation and acquisition of new content, repurchases of treasury stock, personnel costs, payments for income taxes and interest on our outstanding senior notes, funding for various equity method and other investments and business acquisitions.

•
On April 25, 2012 and December 11, 2012, our Board of Directors approved separate authorizations of $1.0 billion each under our stock repurchase program. As of December 31, 2012, we had remaining authorization of $1.5 billion for future repurchases of its common stock under the stock repurchase program, of which $518 million and $1.0 billion will expire on April 25, 2014 and December 11, 2014, respectively. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the stock repurchase program, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated transactions market conditions and other factors. As of December 31, 2012, the Company had repurchased 2.0 million and 56.7 million shares of Series A and Series C common stock over the life of the program for the aggregate purchase price of $109 million and $2.4 billion, respectively.

•
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of December 31, 2012, we have an outstanding note receivable from OWN, our equity method investee, which totals $482 million including interest. We currently expect to provide additional funding to our equity method investees and to recoup amounts funded.

•
On December 21, 2012, we acquired 20% equity ownership interests in Eurosport and a portfolio of pay television networks from a French media company, TF1, for $264 million, including transaction costs. We have a call right that enables us to purchase a controlling interest in Eurosport starting December 2014 and for one year thereafter. If we exercise our call right, TF1 will have the right to put their remaining interest to us for one year thereafter.

•
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

•
On December 14, 2012, we entered into a sale and purchase agreement, which we expect to close in the first quarter of 2013, to acquire certain television and radio business operations in Sweden, Norway, Denmark, Finland and England (“SBS Nordic”) from Prosiebensat.1 Media AG for cash of approximately $1.7 billion (€1.3 billion). We plan to pay for such transactions with a combination of cash on hand and the unused capacity on our revolving credit facility or other indebtedness.

•
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During 2012, we paid $45 million for cash-settled equity awards. As of December 31, 2012, we accrued liabilities of $80 million for outstanding cash-settled equity awards, of which $55 million was classified as current.

•
In 2013, we expect our uses of cash to include other business combinations (see Note 3 to the accompanying consolidated financial statements) and approximately $255 million for interest payments related to our outstanding indebtedness and capital lease obligations.

Cash Flows
Changes in cash and cash equivalents were as follows (in millions).

	Year Ended December 31,
	2012	2011	2010
Cash and cash equivalents, beginning of period	$1,048	$466	$623
Cash provided by operating activities	1,099	1,100	668
Cash used in investing activities	(643)	(214)	(190)
Cash used in financing activities	(305)	(297)	(641)
Effect of exchange rate changes on cash and cash equivalents	2	(7)	6
Net change in cash and cash equivalents	153	582	(157)
Cash and cash equivalents, end of period	$1,201	$1,048	$466
Changes in cash and cash equivalents include amounts related to discontinued operations.
Operating Activities
Cash provided by operating activities decreased $1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in cash provided by operating activities was principally driven by increases in content investment of $207 million, cash paid for taxes of $197 million and cash paid for interest of $39 million partially offset by a decrease in cash-settled equity-based compensation payments of $81 million and changes in other operating assets and liabilities.
Cash provided by operating activities for the year ended December 31, 2011 increased by $432 million as compared to the year ended December 31, 2010. The increase in cash provided by operating activities was driven by increased operating results, a decrease in taxes paid, a decrease in interest payments, and decreases in equity compensation payments for cash settled equity awards. During 2010, there was a $112 million overpayment of tax (the “2010 overpayment”) resulting primarily from an extension of the tax law in the fourth quarter of 2010 that allowed for the immediate deduction of certain domestic content costs. During 2011, we received a $39 million tax refund related to the 2010 overpayment and there was a decrease in tax payments of $107 million primarily attributable to the use of the remaining overpayment carry forward from 2010. The decrease in interest payments was principally the result of $114 million of make-whole premiums paid in 2010 in connection with the refinancing of most of our outstanding debt. The $32 million decrease in payments for cash-settled equity awards was attributable to the decrease in number of outstanding unit awards and SARs. These improvements were partially offset by a $110 million increase in cash used by operating activities attributable to investments in content.
Investing Activities
Cash flows used in investing activities increased $429 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily attributable to a $253 million increase in investments in and advances to unconsolidated equity method investees that was driven by $264 million in investments in Eurosport and the pay-television portfolio of TF1 (see Note 5 to the accompanying consolidated financial statements) and a $123 million increase in net cash invested in business acquisitions (see Note 3 to the accompanying consolidated financial statements).
Cash flows used in investing activities increased $24 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was attributable to a $24 million increase in funding to unconsolidated equity method investees and a $9 million increase in payments for purchases of property and equipment. The increase in funding to unconsolidated equity method investees was primarily due to continued investments in OWN, which was launched on January 1, 2011. The increase in cash used in investing activities in 2011 was partially offset by a $12 million decrease in cash used in business acquisitions, net of cash acquired. During 2011, we used $26 million for the acquisition of a factual entertainment production company in the U.K. and a Latin American cable channel. Cash flows used in investing activities for the year ended December 31, 2010 included $35 million for the acquisition of an uplink facility.

Financing Activities
Cash flows used in financing activities increased $8 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was the result of a $383 million increase in repurchases of our Series A and Series C common stock pursuant to our stock repurchase program partially offset by a $342 million increase in cash flows from the issuance of senior notes.
Cash flows used in financing activities decreased $344 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The change in cash flows used in financing activities was principally attributable to an increase of $552 million in our net issuance of senior notes partially offset by an increase in repurchases of Series C common stock for $392 million made pursuant to our stock repurchase program implemented on August 3, 2010.
Capital Resources
As of December 31, 2012, capital resources were comprised of the following (in millions).

	December 31, 2012
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$1,201	$—	$—	$1,201
Revolving credit facility	1,000	1	—	999
Senior notes(a)	5,150	—	5,150	—
Total	$7,351	$1	$5,150	$2,200

(a) Interest on senior notes is paid semi-annually. Our senior notes outstanding as of December 31, 2012 had interest rates that ranged from 3.30% to 6.35% and will mature between 2015 and 2042.
As of December 31, 2012, we held $125 million of our $1.2 billion of cash and cash equivalents in our foreign corporations. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. However, if these funds are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate them.
Additional information regarding the changes in our outstanding indebtedness and the significant terms and provisions of our revolving credit facility and outstanding indebtedness is discussed in Note 10 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
As of December 31, 2012, our significant contractual obligations, including related payments due by period, were as follows (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$5,150	$—	$850	$—	$4,300
Interest payments	3,381	249	482	435	2,215
Capital lease obligations:
Principal payments	110	31	29	23	27
Interest payments	21	6	7	5	3
Operating lease obligations	313	42	88	87	96
Purchase obligations:
Content	547	492	55	—	—
Other	652	173	134	60	285
Total	$10,174	$993	$1,645	$610	$6,926
The above table does not include certain long-term obligations reflected on our consolidated balance sheet as the timing or the amount of the payments cannot be predicted. Such funding obligations include funding commitments to equity method investees. As of December 31, 2012, we have funding commitments to certain equity method investees of $20 million. Additionally, as of December 31, 2012, we have accrued $80 million for cash-settled equity-based compensation awards, which are remeasured at fair value each reporting period. Reserves for income taxes have been excluded from the above table because we are unable to predict reasonably the ultimate amount or timing of settlement of our reserves for income taxes. Our reserves for income taxes totaled $128 million as of December 31, 2012.
Long-term Debt
Principal payments on long-term debt reflect the repayment of our outstanding senior notes, at face value, assuming repayment will occur upon maturity. Interest payments on our outstanding senior notes are projected based on the notes’ contractual rate and maturity.
Capital Lease Obligations
We acquire satellite transponders and other equipment through multi-year capital lease arrangements. Principal payments on capital lease obligations reflect amounts due under our capital lease agreements. Interest payments on our outstanding capital lease obligations are based on the stated or implied rate in our capital lease agreements.
Operating Lease Obligations
We obtain office space and equipment under multi-year lease arrangements. Most operating leases are not cancelable prior to their expiration. Payments for operating leases represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration.
Purchase Obligations
Content purchase obligations include obligations for contracts with third-party producers for the production of content that airs on our television networks. Production contracts generally require us to purchase a specified number of episodes of the program. Content purchase obligations also include program licenses that typically require payments over the terms of the licenses. Licensed content includes both programs that have been delivered and are available for airing and programs that have not yet been produced. If the programs are not produced, our commitments would generally expire without obligation. We expect to enter into additional production contracts and content licenses to meet our future content needs.
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
Guarantees
We have guaranteed a certain level of operating performance which is achieved over time for The Hub through December 2015. As of December 31, 2012, the maximum amount potentially due under this guarantee was less than $110 million. The maximum exposure to loss is expected to decline to zero during 2014. Additional information regarding our guarantee is discussed in Note 4 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
RELATED PARTY TRANSACTIONS
In the ordinary course of business we enter into transactions with related parties, primarily our equity method investees and Liberty Global. Information regarding transactions and amounts with related parties is discussed in Note 19 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during 2012. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. We consider policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Goodwill and intangible assets;

•	Income taxes;

•	Content rights;

•	Equity-based compensation; and

•	Equity method investments.
For a discussion of each of our critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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
Interest Rates
We are exposed to the impact of interest rate changes primarily through our potential borrowing activities. We have access to a $1.0 billion revolving credit facility, with no amounts outstanding as of December 31, 2012. If we were to draw on the revolving credit facility, interest would be variable based on an underlying index rate. As of December 31, 2012, we had outstanding $5.2 billion under various public senior notes with fixed interest rates. The nature and amount of our long-term debt may vary as a result of market conditions and other factors.
A change in market interest rates will impact the fair market value of fixed rate debt. Our current objectives in managing exposure to interest rate changes are to limit the impact of interest rates on earnings and cash flows. To achieve these objectives, we may enter into variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR, in order to reduce the amount of interest paid. There were no interest rate swaps outstanding as of December 31, 2012.
As of December 31, 2012, the fair value of our outstanding public senior notes was $5.9 billion. The potential change in fair value of these senior notes from an adverse 100 basis-point change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $515 million as of December 31, 2012.
Foreign Currency Exchange Rates
We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Through December 31, 2012, our International Networks segment reported into the following four regions: Western Europe, CEEMEA, Asia-Pacific, and Latin America. Cash is managed from our four international regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. Since earnings of our international operations are expected to be reinvested in those businesses indefinitely, we do not hedge our investment in the net assets of those foreign operations.
The functional currency of substantially all of our international subsidiaries is the local currency. The financial statements of our foreign corporations are translated into U.S. dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the British pound, the Euro and the Brazilian real.
We may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge certain exposures associated with the cost for producing or acquiring content abroad. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. The market value of our foreign currency derivative instruments held at December 31, 2012 was $2 million.
Market Values of Investments
In addition to derivatives, we had investments in entities accounted for using the equity method and highly liquid instruments, such as mutual funds, that are accounted for at fair value. The carrying values of investments in equity method investees and mutual funds were $1.1 billion and $571 million, respectively at December 31, 2012. Investments in mutual funds include both fixed rate and floating rate interest earning securities that carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future. A hypothetical 100 basis-point increase in interest rates would not materially impact the fair values of our investments in mutual funds as of December 31, 2012.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and
Stockholders of Discovery Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Discovery Communications, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 14, 2013

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,201	$1,048
Receivables, net	1,130	1,042
Content rights, net	122	93
Deferred income taxes	74	73
Prepaid expenses and other current assets	203	175
Total current assets	2,730	2,431
Noncurrent content rights, net	1,555	1,302
Property and equipment, net	388	379
Goodwill	6,399	6,291
Intangible assets, net	611	571
Equity method investments	1,095	807
Other noncurrent assets	152	132
Total assets	$12,930	$11,913
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71	$53
Accrued expenses and other current liabilities	721	554
Deferred revenues	123	113
Current portion of long-term debt	31	26
Total current liabilities	946	746
Long-term debt	5,212	4,219
Deferred income taxes	272	337
Other noncurrent liabilities	207	92
Total liabilities	6,637	5,394
Commitments and contingencies (See Note 20.)
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 49 and 57 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 147 and 142 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 150 and 142 shares issued	2	2
Additional paid-in capital	6,689	6,505
Treasury stock, at cost	(2,482)	(1,102)
Retained earnings	2,075	1,132
Accumulated other comprehensive income (loss)	4	(23)
Total Discovery Communications, Inc. stockholders’ equity	6,291	6,517
Noncontrolling interests	2	2
Total equity	6,293	6,519
Total liabilities and equity	$12,930	$11,913
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Distribution	$2,206	$2,070	$1,832
Advertising	2,037	1,852	1,645
Other	244	246	229
Total revenues	4,487	4,168	3,706
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	1,218	1,176	1,013
Selling, general and administrative	1,291	1,171	1,174
Depreciation and amortization	117	117	128
Restructuring and impairment charges	6	30	14
Gain on disposition	—	(129)	—
Total costs and expenses	2,632	2,365	2,329
Operating income	1,855	1,803	1,377
Interest expense	(248)	(208)	(203)
Loss on extinguishment of debt	—	—	(136)
Other expense, net	(89)	(32)	(86)
Income from continuing operations before income taxes	1,518	1,563	952
Provision for income taxes	(562)	(427)	(293)
Income from continuing operations, net of taxes	956	1,136	659
(Loss) income from discontinued operations, net of taxes	(11)	(3)	10
Net income	945	1,133	669
Net income attributable to noncontrolling interests	(2)	(1)	(16)
Net income attributable to Discovery Communications, Inc.	943	1,132	653
Stock dividends to preferred interests	—	—	(1)
Net income available to Discovery Communications, Inc. stockholders	$943	$1,132	$652
Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$2.54	$2.83	$1.51
Diluted	$2.51	$2.80	$1.50
(Loss) income per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$(0.03)	$(0.01)	$0.02
Diluted	$(0.03)	$(0.01)	$0.02
Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$2.51	$2.82	$1.53
Diluted	$2.48	$2.80	$1.52
Weighted average shares outstanding:
Basic	376	401	425
Diluted	380	405	429
Income per share amounts may not sum since each is calculated independently.
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$945	$1,133	$669
Other comprehensive income (loss), net of tax:
Currency translation adjustments	28	10	(19)
Derivative and market value adjustments	(1)	—	7
Comprehensive income	972	1,143	657
Comprehensive income attributable to noncontrolling interests	(2)	(1)	(16)
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$970	$1,142	$641
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income	$945	$1,133	$669
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	154	99	182
Depreciation and amortization	117	119	132
Content amortization and impairment expense	865	846	715
Loss (gains) on dispositions	6	(129)	(9)
Equity in losses and distributions from investee companies	106	65	72
Deferred income tax (benefit) expense	(70)	40	11
Other, net	32	69	47
Changes in operating assets and liabilities:
Receivables, net	(59)	(179)	(81)
Content rights	(1,091)	(884)	(774)
Accounts payable and accrued liabilities	171	6	(1)
Equity-based compensation liabilities	(45)	(126)	(158)
Income tax receivable	(11)	72	(107)
Other, net	(21)	(31)	(30)
Cash provided by operating activities	1,099	1,100	668
Investing Activities
Purchases of property and equipment	(77)	(58)	(49)
Business acquisitions, net of cash acquired	(149)	(26)	(38)
Distributions from equity method investees	17	21	—
Investments in and advances to equity method investees	(404)	(151)	(127)
Other investing activities, net	(30)	—	24
Cash used in investing activities	(643)	(214)	(190)
Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	981	639	2,970
Principal repayments of long-term debt	—	—	(2,883)
Principal repayments of capital lease obligations	(22)	(20)	(10)
Repurchases of common and preferred stock	(1,380)	(997)	(605)
Purchase of noncontrolling interests	—	—	(148)
Proceeds from issuance of common stock in connection with equity-based plans	81	60	47
Excess tax benefits from equity-based compensation	38	28	19
Other financing activities, net	(3)	(7)	(31)
Cash used in financing activities	(305)	(297)	(641)
Effect of exchange rate changes on cash and cash equivalents	2	(7)	6
Net change in cash and cash equivalents	153	582	(157)
Cash and cash equivalents, beginning of period	1,048	466	623
Cash and cash equivalents, end of period	$1,201	$1,048	$466
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2012	2011	2010
Supplemental Cash Flow Information
Cash paid for interest, net:
Periodic interest payments for debt, interest rate swaps and capital lease obligations	$(244)	$(205)	$(217)
Early repayment of debt costs	—	—	(148)
Total cash paid for interest, net	$(244)	$(205)	$(365)
Cash paid for taxes, net	$(485)	$(288)	$(395)
Noncash Investing and Financing Transactions
Investment in OWN	$8	$273	$—
Assets acquired under capital lease arrangements	$25	$—	$28
Stock dividends to preferred interests	$—	$—	$1
Acquisitions
Fair value of assets	$224	$35	$38
Fair value of liabilities	(75)	(9)	—
Cash paid, net of cash acquired	$149	$26	$38
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Discovery Communications, Inc. Stockholders
	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Discovery Communications, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2009	142	$2	284	$3	$6,600	$—	$(387)	$(21)	$6,197	$23	$6,220
Net income	—	—	—	—	—	—	653	—	653	16	669
Other comprehensive loss	—	—	—	—	—	—	—	(12)	(12)	—	(12)
Stock dividends declared to preferred interests	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Stock dividends released to preferred interests	—	—	—	—	2	—	—	—	2	—	2
Repurchases of preferred stock	(14)	—	—	—	(234)	—	(266)	—	(500)	—	(500)
Repurchases of common stock	—	—	—	—	—	(105)	—	—	(105)	—	(105)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(31)	(31)
Equity-based compensation	—	—	—	—	42	—	—	—	42	—	42
Excess tax benefits from equity-based compensation	—	—	—	—	19	—	—	—	19	—	19
Issuance of common stock in connection with equity-based plans	—	—	3	—	47	—	—	—	47	—	47
Purchase of noncontrolling interest	—	—	—	—	(117)	—	—	—	(117)	—	(117)
December 31, 2010	128	2	287	3	6,358	(105)	—	(33)	6,225	8	6,233
Net income	—	—	—	—	—	—	1,132	—	1,132	1	1,133
Other comprehensive income	—	—	—	—	—	—	—	10	10	—	10
Repurchases of common stock	—	—	—	—	—	(997)	—	—	(997)	—	(997)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(7)	(7)
Equity-based compensation	—	—	—	—	59	—	—	—	59	—	59
Excess tax benefits from equity-based compensation	—	—	—	—	28	—	—	—	28	—	28
Issuance of common stock in connection with equity-based plans	—	—	4	—	60	—	—	—	60	—	60
December 31, 2011	128	2	291	3	6,505	(1,102)	1,132	(23)	6,517	2	6,519
Net income	—	—	—	—	—	—	943	—	943	2	945
Other comprehensive income	—	—	—	—	—	—	—	27	27	—	27
Repurchases of common stock	—	—	—	—	—	(1,380)	—	—	(1,380)	—	(1,380)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Equity-based compensation	—	—	—	—	65	—	—	—	65	—	65
Excess tax benefits from equity-based compensation	—	—	—	—	38	—	—	—	38	—	38
Issuance of common stock in connection with equity-based plans	—	—	5	—	81	—	—	—	81	—	81
Share conversion	(8)	—	8	—	—	—	—	—	—	—	—
December 31, 2012	120	$2	304	$3	$6,689	$(2,482)	$2,075	$4	$6,291	$2	$6,293
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including digital distribution arrangements, throughout the world. The Company also develops and sells curriculum-based education products and services. The Company classifies its operations in three segments: U.S. Networks, consisting principally of domestic television networks and websites; International Networks, consisting primarily of international television networks and websites; and Education, consisting principally of curriculum-based product and service offerings. Financial information for Discovery’s reportable segments is discussed in Note 21.
Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting and Reporting Pronouncements Adopted
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance which is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing entities an option to perform a qualitative assessment to determine whether a quantitative impairment test is necessary. The Company adopted the new guidance effective October 1, 2012 and applied it to the Company’s November 30, 2012 annual impairment test.
Fair Value Measurements
In May 2011, the FASB issued guidance that results in a consistent definition between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards (“IFRS”) of fair value and common requirements for measurement of and disclosure about fair value. There are several changes under the new guidance. The highest and best use valuation concepts are relevant only when measuring the fair value of nonfinancial assets. The prohibition of the application of a blockage factor extends to all financial measurements. The Company must disclose quantitative information about unobservable inputs used to assess fair value and provide a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. The Company prospectively adopted the new guidance effective January 1, 2012. The adoption of the new guidance did not have a material impact on the Company's financial statements.
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
Testing for Goodwill Impairment
In September 2011, the FASB issued guidance which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether the quantitative two-step annual goodwill impairment test is necessary. If an entity believes as a result of its qualitative assessment that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the quantitative impairment test is not required. The Company adopted the new guidance effective October 1, 2011 and applied it to the Company’s November 30, 2011 and 2012 annual impairment tests.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually re-evaluates its estimates, judgments and assumptions and management’s assessments could change. Actual results may differ materially from those estimates.
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
Consolidation
The Company has ownership and other interests in various entities, including corporations, partnerships, and limited liability companies. For each such entity, the Company evaluates its ownership and other interests to determine whether it should consolidate the entity or account for its ownership interest as an investment. As part of its evaluation, the Company initially determines whether the entity is a variable interest entity ("VIE") and, if so, whether it is the primary beneficiary of the VIE. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations, or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company consolidates VIEs for which it is the primary beneficiary, regardless of its ownership or voting interests. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company periodically makes judgments in determining whether entities in which it invests are VIEs. If so, the Company makes judgments to determine whether it is the primary beneficiary and is thus required to consolidate the entity.
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
Investments
The Company holds investments in equity method investees and other marketable securities. Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the venture unless predominant evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. (See Asset Impairment Analysis below.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in entities over which the Company has no control or significant influence and is not the primary beneficiary, and investments in other securities, are accounted for at fair value or cost. Investments in equity securities with readily determinable fair values are accounted for at fair value, based on quoted market prices, and classified as either trading securities or available-for-sale securities. For investments classified as trading securities, which include securities held in a separate trust in connection with the Company’s deferred compensation plan, unrealized and realized gains and losses related to the investment and corresponding liability are recorded in earnings. For investments classified as available-for-sale securities, which include investments in mutual funds, unrealized gains and losses are recorded net of income taxes in other comprehensive income (loss) until the security is sold or considered impaired. If declines in the value of available-for-sale securities are determined to be other than temporary, a loss is recorded in earnings in the current period. Impairments are determined based on, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. For purposes of computing realized gains and losses, the Company determines cost on a specific identification basis.
Foreign Currency
The functional currency of most of the Company’s international subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date. Foreign currency equity balances are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency translation adjustments are recorded in other comprehensive income (loss). Foreign currency transaction gains and losses are included in operating income and totaled a loss of $4 million, a loss of $12 million, and a gain of $8 million for 2012, 2011 and 2010, respectively.
Discontinued Operations
In determining whether a group of assets disposed of should be presented as a discontinued operation, the Company initially makes a determination as to whether the group of assets comprises a component of the entity, which requires clearly distinguishable cash flows from the rest of the entity. The Company also determines whether the cash flows associated with the component have been or will be significantly eliminated from the ongoing operations of the Company and whether the Company will have significant continuing involvement in the component's operations. If the discontinued operations criteria have been achieved, the results of operations of the component being disposed of, as well as any gain or loss on the disposal transaction, are aggregated for presentation apart from continuing operating results of the Company in the consolidated financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of ninety days or less.
Accounts Receivable
Accounts receivable include amounts billed and currently due from customers and are presented net of an estimate for uncollectible accounts. The Company evaluates outstanding receivables to assess collectibility. In performing this evaluation, the Company analyzes market trends, economic conditions, the aging of receivables, and customer specific risks. Using this information, the Company reserves an amount that it estimates may not be collected. The Company does not require collateral with respect to trade receivables.
Content Rights
Content rights principally consist of television series and specials. Content aired on the Company’s television networks is primarily obtained through third-party production companies and is classified either as produced, coproduced or licensed. Substantially all produced content includes programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights. The Company collaborates with third parties to finance and develop coproduced content and it retains significant rights to exploit the programs. Licensed content is comprised of films or series that have been previously produced by third parties and the Company retains limited airing rights over a contractual term. Capitalized content costs are stated at the lower of cost less accumulated amortization or net realizable value.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Asset Impairment Analysis
Goodwill and Indefinite-lived Intangible Assets
Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of November 30 and earlier upon the occurrence of substantive changes in circumstances such as: a significant deterioration in economic conditions, industry changes, increases in costs, declining cash flows, or a decline in market capitalization. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required.
Following a qualitative assessment indicating that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, goodwill impairment is determined using a two-step quantitative process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by using a combination of a discounted cash flow (“DCF”) analysis and, if possible, market-based valuation methodologies. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on the Company’s budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in future cash flows of the respective reporting unit and market conditions. In assessing the reasonableness of its determined fair values, the Company may also evaluate its results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in market transactions.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the quantitative impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit’s identifiable net assets excluding goodwill is compared to the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Following a qualitative assessment that it is not more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying amount, impairment of other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis, a market-based valuation analysis, or both. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples, when available, and the amount and timing of expected future cash flows.
Long-lived Assets
Long-lived assets such as amortizing trademarks, customer lists, other intangible assets, and property and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, such as the likely disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. If an impairment analysis is required, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of fair value over the asset’s carrying value. Fair value is typically determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its fair value less costs to sell. To the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized in an amount equal to the difference. Significant judgments in this area involve determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value.
Equity Method Investments
Equity method investments are reviewed for impairment on a quarterly basis. An equity method investment is written down to fair value if there is evidence of a loss in value which is other than temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than temporary decline has occurred, such as: the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. (See Note 4.)
Derivative Instruments
The Company uses derivative financial instruments from time to time to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company may designate derivative instruments as cash flow hedges or fair value hedges, as appropriate. The Company records all derivative instruments at fair value on a gross basis. For those derivative instruments designated as cash flow hedges that qualify for hedge accounting, gains or losses on the effective portion of derivative instruments are initially recorded in accumulated other comprehensive loss on the consolidated balance sheets and reclassified to the same account on the consolidated statements of operations in which the hedged item is recognized. The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. These contracts are

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intended to mitigate economic exposures of the Company. The changes in fair value of derivatives not designated as hedges and the ineffective portion of derivatives designated as hedging instruments are immediately recorded in other expense, net.
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
Revenue Recognition
The Company generates revenues principally from (i) fees charged to distributors of its network content, which include cable, direct-to-home ("DTH") satellite and digital, (ii) advertising sold on its television networks and websites, and (iii) transactions for curriculum-based products and services, affiliate and advertising sales representation services and the licensing of its brands for consumer products.
Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenues do not include taxes collected from customers on behalf of taxing authorities such as sales tax and value-added tax. However, certain revenues include taxes that customers pay to taxing authorities on the Company’s behalf, such as foreign withholding tax. Revenue recognition for each source of revenue is also based on the following policies.
Distribution
Cable operators and DTH satellite service providers typically pay a per-subscriber fee for the right to distribute the Company’s programming under the terms of distribution contracts. The majority of the Company’s distribution fees are collected monthly throughout the year. Distribution revenues from cable operators and DTH service providers are recognized over the term of the contracts, including any free periods, based on contracted programming rates and reported subscriber levels. The amount of distribution revenues due to the Company is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In such cases, reported distribution revenues are based upon the Company’s estimates of the number of subscribers receiving the Company’s programming for periods which the distributor has not yet reported. The Company’s subscriber estimates are based on the most recent remittance or confirmation of subscribers received from the distributor. The Company subsequently adjusts its estimated amounts based upon the actual amount of subscribers. Historical adjustments to recorded estimates have not been material.
Distribution revenues are recognized net of incentives the Company provides to operators in exchange for carrying its networks. Incentives typically include cash payments to operators (“launch incentives”), providing the channel to the distributor for free for a predetermined length of time, or both. Launch incentives are capitalized as assets upon launch of the Company’s network by the operator and are amortized on a straight-line basis as a reduction of revenue over the term of the contract, including free periods. In instances where the distribution agreement is extended prior to the expiration of the original term, the Company evaluates the economics of the extended term and, if it is determined that the launch asset continues to benefit the Company over the extended term, then the Company will adjust the amortization period of the remaining launch incentives accordingly. Other incentives are recognized as a reduction of revenue as incurred. Amortization of launch incentives was $20 million, $52 million and $42 million for 2012, 2011 and 2010, respectively.
Revenues associated with digital distribution arrangements are recognized when the Company transfers control of the content and the rights to distribute the content to the customer. If multiple programs are included in the arrangement, the Company allocates the fee to each program based on its relative fair value.
Advertising
Advertising revenues are principally generated from the sale of bundled commercial time on television networks and websites. Advertising revenues are recognized net of agency commissions in the period advertising spots are aired. A substantial portion of the advertising contracts in the U.S. guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. Revenues are recognized for the actual audience level delivered. The Company provides the advertiser with additional advertising spots in future periods if the guaranteed audience level is not

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

delivered. Revenues are deferred for any shortfall in the guaranteed audience level until the guaranteed audience level is delivered or the rights associated with the guarantee lapse. Audience guarantees are initially developed internally based on planned programming, historical audience levels, the success of pilot programs, and market trends. In the U.S., actual audience and delivery information is published by independent ratings services. In certain instances, the independent ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue are based upon the Company’s estimates of the audience level delivered using the most current data available. The Company subsequently adjusts its estimated amounts based upon the actual audience delivered and verified through an independent ratings service. Historical adjustments to recorded estimates have not been material.
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
Equity-Based Compensation Expense
The Company has incentive plans under which unit awards, stock appreciation rights (“SARs”), stock options, performance based restricted stock units (“PRSUs”) and service based restricted stock units (“RSUs”) are issued.
The Company measures the cost of employee services received in exchange for unit awards and SARs based on the fair value of the award less estimated forfeitures. Because unit awards and SARs are cash-settled, the Company remeasures the fair value of these awards each reporting period until settlement. Compensation expense, including changes in fair value, for unit awards and SARs is recognized during the vesting period in proportion to the requisite service that has been rendered as of the reporting date. For grants of unit awards with graded vesting, the Company measures fair value separately for each vesting tranche and records compensation expense for all vesting tranches as a single award. For grants of SARs with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche.
Compensation expense for stock options is measured based on the fair value on the date of grant less estimated forfeitures. Compensation expense for stock options is recognized ratably during the vesting period.
The fair values of unit awards, SARs and stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. For unit awards, the expected term is the period from the grant date to the vesting date of the award, and for SARs the expected term is the period from the grant date to the end of the contractual term of the award unless the terms of the award allow for cash-settlement automatically on the date the awards vest, in which case the vesting date is used. For stock options, the expected term is estimated to be the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on the Company’s common stock and historical realized volatility of the Company’s common stock, and considers other factors deemed relevant. The dividend yield is assumed to be zero because the Company has no present intention to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company measures the cost of employee services received in exchange for RSUs based on the fair value of the Company’s Series A common stock on the date of grant less estimated forfeitures. Compensation expense for RSUs is recognized ratably during the vesting period.
When recording compensation cost for equity-based awards, the Company is required to estimate the number of awards granted that are expected to be forfeited. In estimating forfeitures, the Company considers historical and expected forfeiture rates and anticipated events. On an ongoing basis, the Company adjusts compensation expense based on actual forfeitures and revises the forfeiture rate as necessary.
On May 17, 2011, the Company’s stockholders approved the Discovery Communications, Inc. 2011 Employee Stock Purchase Plan (the “DESPP”), which enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. The Company recognizes the fair value of the discount associated with shares purchased under the plan as equity-based compensation expense.
Equity-based compensation expense is recorded as a component of selling, general and administrative expense. The Company classifies the intrinsic value of unit awards and SARs that are vested or will become vested within one year as a current liability.
Excess tax benefits realized from the exercise of stock options and vested RSUs, PRSUs and the DESPP are reported as cash inflows from financing activities rather than as a reduction of taxes paid in cash flows from operating activities on the consolidated statements of cash flows.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs paid to third parties totaled $124 million, $132 million and $135 million for 2012, 2011 and 2010, respectively.
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
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world, including the largest operators in the U.S. and major international distributors. In the U.S., approximately 90% of distribution revenues come from the top 10 distributors. Outside of the U.S., approximately 50% of distribution revenue comes from the top 10 distributors. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2013 through 2020. Failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in affiliate revenue, but it could also experience a reduction in advertising revenue which is impacted by affiliate subscriber levels and viewership.
No individual customer accounted for more than 10% of total consolidated revenues for 2012, 2011 and 2010. The Company’s trade receivables do not represent a significant concentration of credit risk as of December 31, 2012 or 2011 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of December 31, 2012, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
SBS Nordic
On December 14, 2012, the Company entered into a sale and purchase agreement with ProSiebenSat.1 Group (the “SBS Group”) to acquire the SBS Group's television and radio business operations in Sweden, Norway, Denmark, Finland and England for cash of approximately $1.7 billion (€1.3 billion). The transaction is subject to customary regulatory approvals and is expected to close in the first quarter of 2013.
Discovery Japan
On January 10, 2013, the Company purchased an additional 30% of Discovery Japan. As of December 31, 2012, Discovery Japan was a 50% owned equity method investee. The transaction qualifies as a step acquisition for Discovery. In the first quarter of 2013, Discovery will consolidate Discovery Japan and recognize a gain to account for the difference between the carrying value and the fair value of the previously held equity interest. The Company is finalizing its purchase accounting for Discovery Japan, including the amount of the gain.
Switchover Media and other
On December 28, 2012, the Company acquired Switchover Media, a group of five Italian television channels with children's and entertainment programming. In 2012 the Company also purchased a digital media company in the U.S., a television channel in Dubai, and certain affiliate agreements in Latin America. Total consideration for these businesses was $171 million, net of cash acquired. Contingent consideration of up to $13 million may be paid if certain performance targets are achieved. Based on a preliminary purchase price allocation, the Company recorded $70 million and $106 million of intangible assets and goodwill, respectively, in connection with these acquisitions. These business combinations have been included in the Company’s operating results since their acquisition date.
In 2011 the Company acquired businesses for a total consideration of $26 million, net of cash acquired. The Company recorded $14 million of goodwill in connection with these acquisitions. The acquisitions included a non-fiction entertainment production company in the U.K. and a Latin American cable channel to increase distribution of TLC content. These business combinations have been included in the Company’s operating results since their acquisition date.
BBC Ventures
On November 12, 2010, the Company acquired the remaining 50% ownership interest in substantially all of its BBC Worldwide joint venture networks for a payment of $152 million. The acquisition provides the Company 100% ownership of most of these entities. Prior to the acquisition, the Company determined that the ventures qualified as VIEs and that it met the control requirements to consolidate the ventures. BBC Worldwide’s equity interests in consolidated ventures were reported as noncontrolling interests in the consolidated financial statements, and as such the acquisition of the additional interests was accounted for as a noncontrolling interest transaction as there was no change in control of the ventures.
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
Uplink Facility
On February 17, 2010, the Company acquired all interests in an uplink facility in the U.K., including its employees and operations, for a payment of $35 million. The uplink center is used to deliver Discovery’s networks in the U.K. and Europe, Africa and the Middle East, and has been integrated into the Company’s International Networks segment. The acquisition has provided the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company more flexibility to expand the distribution of its content. The uplink facility has been included in the Company’s operating results since the date of acquisition.
Dispositions
CSS Studios, LLC
On September 17, 2012, the Company sold its postproduction audio business, CSS Studios, LLC, which resulted in a $6 million loss on sale, net of taxes. The results of the postproduction audio business have been reflected in (loss) income from discontinued operations, net of taxes on the consolidated statements of operations for all periods presented. The postproduction audio business was an operating segment combined with Education as a reportable segment.
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
Antenna Audio
On September 1, 2010, the Company sold its Antenna Audio business for net cash proceeds of $24 million, which resulted in a $9 million gain, net of taxes. Antenna Audio’s operating results are classified as (loss) income from discontinued operations, net of taxes, on the consolidated statements of operations.
Ascent Capital Group, Inc. ("ACG") (formally known as Ascent Media Corporation)
In September 2010, the Company received a tax refund, which eliminated a $12 million obligation to ACG, an entity spun off in 2008. The reversal of this obligation has been recorded as a benefit in (loss) income from discontinued operations, net of taxes on the consolidated statements of operations.
NOTE 4. VARIABLE INTEREST ENTITIES
In the normal course of business, the Company makes investments that support its underlying business strategy and provide it the ability to enter new markets for its brands, develop programming, and distribute its existing content. In certain instances, an investment may qualify as a VIE. (See Note 2.) As of December 31, 2012 and 2011, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which operate pay-television networks.
The Company accounted for its interests in VIEs using the equity method. The aggregate carrying values of these equity method investments were $825 million and $807 million as of December 31, 2012 and 2011, respectively. The Company recognized equity losses in other expense, net on the consolidated statements of operations of $92 million, $33 million, and $55 million for 2012, 2011 and 2010, respectively, for its portion of net losses generated by VIEs.
As of December 31, 2012, the Company’s estimated risk of loss for investment carrying values, unfunded contractual commitments and guarantees made on behalf of equity method investees was approximately $851 million. The estimated risk of loss excludes the Company’s non-contractual expected future funding of OWN and its operating performance guarantee for Hub Television Networks LLC, which is discussed below.
Hub Television Networks LLC
Hub Television Networks LLC operates The Hub, which is a pay-television network that provides children’s and family entertainment and educational programming. The Company is obligated to provide The Hub with funding up to $15 million; the Company has not provided funding as of December 31, 2012. The Company also provides services such as distribution, sales and administrative support for a fee. (See Note 19.)
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
Through December 31, 2015, the Company has guaranteed the performance of The Hub and is required to compensate Hasbro to the extent that distribution metrics decline versus levels historically achieved by the Discovery Kids channel. This

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guarantee extends on a declining basis through the period of guarantee. Upon inception of The Hub on May 22, 2009, the maximum amount potentially due under this guarantee was $300 million. As of December 31, 2012, the maximum amount potentially due under this guarantee was less than $110 million. The maximum exposure to loss is expected to decline to zero during 2014. As The Hub’s distribution is generally provided under long-term contracts with stable subscriber levels, the Company believes the likelihood is remote that the guaranteed performance levels will not be achieved and, therefore, believes the performance guarantee is unlikely to have an adverse impact on the Company.
The carrying values of the Company’s investment in The Hub were $322 million and $334 million as of December 31, 2012 and 2011, respectively. During the fourth quarter of 2012, The Hub completed its annual impairment review of goodwill. In addition, the Company monitors the valuation of its investment and may record an impairment charge if there is an other-than-temporary decline in the investment's value. No impairments have been recorded.
OWN LLC
OWN LLC operates OWN, which is a pay-television network and website that provides adult lifestyle content focused on self-discovery and self-improvement. Based on insufficient equity to finance its activities, OWN is a VIE. While the Company and Harpo, Inc. ("Harpo") are partners who share in voting control, power is not shared because certain activities that significantly impact OWN’s economic performance are directed by Harpo. Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel. Accordingly, the Company has determined that it is not the primary beneficiary of OWN and accounts for its investment in OWN using the equity method.
In connection with the launch of OWN on January 1, 2011, the Company contributed the domestic Discovery Health network to the venture. The contribution did not impact the Company’s ownership interest, voting control or governance rights related to OWN. Subsequent to the contribution, the Company no longer consolidates the domestic Discovery Health network, which was a component of its U.S. Networks segment. However, the Company provides OWN funding, content licenses and services such as distribution, sales and administrative support for a fee. (See Note 19.)
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
The Company reviewed the carrying value of its equity and note receivable investment in OWN as of December 31, 2012. Using the current long-term projections, the fair value of the network was assessed using a DCF valuation model. The underlying assumptions, such as future cash flows, weighted average cost of capital and long-term growth rates were generally not observable in the marketplace, and therefore, involved significant judgment. The fair value of the investment in OWN exceeded the Company’s carrying value as of December 31, 2012. No impairment of the investment balance was recorded. The Company will continue to monitor the financial results of OWN along with other relevant business information to determine if an impairment has occurred regarding the recoverability of the OWN loan and valuation of the Company’s investment in OWN.
The Company’s combined advances to and note receivable from OWN were $482 million and $317 million as of December 31, 2012 and 2011, respectively. During 2012, the Company provided OWN with funding of $136 million and accrued interest earned on the note receivable of $29 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company expects to provide additional funding to OWN and to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due; following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo.
In accordance with the venture agreement, losses generated by OWN are generally allocated to investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company recognized $104 million or 100% of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery resumed recording 100% of OWN’s net losses. The Company will continue to record 100% of OWN's operating losses as long as Discovery provides all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. Future net income generated by OWN will initially be recorded 100% by the Company until Discovery recovers losses absorbed in excess of Discovery’s equity ownership interest.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the Company’s investment in OWN, including its equity method investment and note receivable balance, was $469 million and $420 million as of December 31, 2012 and 2011, respectively.
Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount every two and one half years commencing January 1, 2016. The maximum put amount ranges from $100 million on the first put exercise date up to $400 million on the fourth put exercise date. The Company has recorded no amounts for the put right.
NOTE 5. INVESTMENTS
The Company’s investments consisted of the following (in millions).

		December 31,
	Balance Sheet Location	2012	2011
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$96	$76
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	475	635
Equity method investments	Equity method investments	1,095	807
Cost method investments	Other noncurrent assets	34	—
Total investments		$1,700	$1,518
Trading Securities
Trading securities include investments in mutual funds held in a separate trust, which are owned as part of the Company’s supplemental retirement plan. (See Note 14.)
Equity Method Investments
On December 21, 2012, the Company acquired 20% equity ownership interests in Eurosport, a European sports satellite and cable network, and a portfolio of pay television networks from a French media company, TF1, for $264 million, including transaction costs. The Company has a call right that enables it to purchase a controlling interest in Eurosport starting December 2014 and for one year thereafter. If Discovery exercises its call right, TF1 will have the right to put its remaining interest to the Company for one year thereafter. The arrangement is intended to increase the growth of Eurosport, which focuses on niche but regionally popular sports such as tennis, skiing, cycling and skating, and enhance the Company's pay television offerings in France.
Other equity method investments include ownership interests in unconsolidated ventures, principally VIEs. All equity method investees are privately owned. The carrying values of the Company’s equity-method investments are consistent with its ownership in the underlying net assets of the investees, except for OWN because the Company has recorded losses in excess of its ownership interest. (See Note 4.) The carrying values of equity method investments increased as a result of additional funding provided and interest earnings recorded on the note receivable from OWN and the investment in Eurosport network. These increases were partially offset by losses and dividends from equity method investments.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3	–	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		December 31, 2012
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$96	$—	$—	$96
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	475	—	—	475
Total assets		$571	$—	$—	$571
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$96	$—	$—	$96
Total liabilities		$96	$—	$—	$96

		December 31, 2011
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$76	$—	$—	$76
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	635	—	—	635
Total assets		$711	$—	$—	$711
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$76	$—	$—	$76
Total liabilities		$76	$—	$—	$76
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
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable and debt. The carrying values for cash, accounts receivable and accounts payable approximated their fair values. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was $5.9 billion and $4.6 billion as of December 31, 2012 and December 31, 2011, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. CONTENT RIGHTS
The following table presents a summary of the components of content rights (in millions).

	December 31,
	2012	2011
Produced content rights:
Completed	$2,724	$2,257
In-production	308	221
Coproduced content rights:
Completed	566	491
In-production	76	80
Licensed content rights:
Acquired	483	346
Prepaid	17	21
Content rights, at cost	4,174	3,416
Accumulated amortization	(2,497)	(2,021)
Total content rights, net	1,677	1,395
Current portion	(122)	(93)
Noncurrent portion	$1,555	$1,302
Content expense, which consists of content amortization, impairments and other production charges included in costs of revenues on the consolidated statements of operations, was $940 million, $912 million and $773 million for 2012, 2011 and 2010, respectively. Content impairments were $33 million, $62 million and $51 million for 2012, 2011 and 2010, respectively. As of December 31, 2012, the Company estimates that approximately 96% of unamortized costs of content rights, excluding content in-production and prepaid licenses, will be amortized within the next three years. As of December 31, 2012, the Company expects to amortize $650 million of the above unamortized content rights, excluding content in-production and prepaid licenses, during the next twelve months.
NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in millions).

	December 31,
	2012	2011
Land, buildings and leasehold improvements	$293	$290
Broadcast equipment	429	381
Capitalized software costs	196	178
Office equipment, furniture, fixtures and other	253	266
Property and equipment, at cost	1,171	1,115
Accumulated depreciation	(783)	(736)
Property and equipment, net	$388	$379
Property and equipment includes assets acquired under capital lease arrangements, primarily satellite transponders classified as broadcast equipment, with gross carrying values of $170 million and $155 million as of December 31, 2012 and 2011, respectively. The related accumulated amortization for capital lease assets was $73 million and $61 million as of December 31, 2012 and 2011, respectively.
The net book value of capitalized software costs was $32 million and $27 million as of December 31, 2012 and 2011, respectively.
Depreciation expense for property and equipment, including amortization of capitalized software costs and capital lease assets, totaled $88 million, $86 million and $91 million for 2012, 2011 and 2010, respectively. Amortization expense of capitalized software costs was $14 million, $15 million and $17 million for 2012, 2011 and 2010, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the capitalized property and equipment included in the above table, the Company rents certain facilities and equipment under operating lease arrangements. Rental expense for operating leases totaled $60 million, $70 million and $74 million for 2012, 2011 and 2010, respectively.
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill, by reportable segment, were as follows (in millions).

	U.S. Networks	International Networks	Education	Total
December 31, 2010	$5,135	$1,280	$19	$6,434
Acquisitions	—	14	—	14
Dispositions	(136)	—	—	(136)
Impairments	(20)	—	—	(20)
Foreign currency translation and other adjustments	—	(1)	—	(1)
December 31, 2011	4,979	1,293	19	6,291
Acquisitions	19	87	—	106
Foreign currency translation and other adjustments	—	2	—	2
December 31, 2012	$4,998	$1,382	$19	$6,399
During 2012, the Company recognized $106 million of additional goodwill for business acquisitions. (See Note 3.) During 2011, goodwill decreased $136 million due to the contribution of the Discovery Health network to OWN (see Note 4) and $20 million for impairment at the Commerce reporting unit, offset by $14 million of additional goodwill for business acquisitions (see Note 3). The carrying amount of goodwill at the U.S. Networks segment included accumulated impairment of $20 million at December 31, 2012 and December 31, 2011.
Intangible Assets
Intangible assets consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	December 31, 2012			December 31, 2011
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Trademarks	7	$40	$(24)	$16	$31	$(26)	$5
Customer relationships	24	516	(138)	378	513	(113)	400
Other	20	56	(3)	53	3	(2)	1
Total		$612	$(165)	$447	$547	$(141)	$406

Indefinite-lived intangible assets not subject to amortization (in millions):

	December 31,
	2012	2011
Intangible assets not subject to amortization:
Trademarks	$164	$165
During 2012, intangible assets, net increased $40 million primarily due to the recognition of $70 million of finite-lived intangible assets in connection with business acquisitions (see Note 3), partially offset by amortization expense. Amortization expense for finite-lived intangible assets is recognized using the straight-line method over the estimated useful lives of the assets.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense, excluding impairments, related to finite-lived intangible assets was $29 million, $31 million and $38 million for 2012, 2011 and 2010, respectively.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2013	2014	2015	2016	2017	Thereafter
Amortization expense	$31	$31	$31	$31	$30	$293
The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions or impairments.
Impairment Analysis
During 2011 changes in the long-term projections for the Commerce reporting unit, a component of the U.S. Networks segment, required the Company to perform Step 1 of a quantitative goodwill impairment test. The estimated fair value of the Commerce reporting unit did not exceed its carrying amount. Upon completion of the impairment test, including Step 2, the Company concluded that all goodwill of the Commerce reporting unit was impaired and recorded a $20 million impairment charge. During the fourth quarter of 2012 and 2011, the Company performed a qualitative goodwill impairment assessment for all other goodwill reporting units, and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values. No other goodwill was impaired during 2012 and 2011 as a result of the Company’s qualitative goodwill impairment assessment.
Impairment charges are recorded in restructuring and impairment charges on the consolidated statements of operations.
NOTE 10. DEBT
The table below presents the components of outstanding debt (in millions).

	December 31,
	2012	2011
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
3.30% Senior Notes, semi-annual interest, due May 2022	500	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	—
Capital lease obligations	110	106
Total long-term debt	5,260	4,256
Unamortized discount	(17)	(11)
Long-term debt, net	5,243	4,245
Current portion of long-term debt	(31)	(26)
Noncurrent portion of long-term debt	$5,212	$4,219
Senior Notes
On May 17, 2012, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued $1.0 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.30% Senior Notes due May 15, 2022 and $500 million aggregate principal amount of 4.95% Senior Notes due May 15, 2042 (the "2022 and 2042 Notes"). DCL received net proceeds of approximately $983 million from the offering after an $8 million issuance discount and $9 million of deferred financing costs. Interest on the 2022 and 2042 Notes is payable on May 15 and November 15 of each year.
On June 20, 2011, DCL issued $650 million aggregate principal amount of 4.375% Senior Notes due on June 15, 2021 (the “2021 Notes”). DCL received net proceeds of approximately $641 million from the offering after a $4 million issuance discount and $5 million of deferred financing costs. Interest on the 2021 Notes is payable on June 15 and December 15 of each year.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, all senior notes outstanding are unsecured and rank equally in right of payment and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery. DCL has the option to redeem some or all of the senior notes at any time prior to their maturity by paying a make-whole premium plus accrued and unpaid interest, if any, through the date of repurchase. The outstanding senior notes contain certain nonfinancial covenants, events of default and other customary provisions. The Company was in compliance with all covenants and customary provisions and there were no events of default as of December 31, 2012.
Revolving Credit Facility
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
Under the revolving credit facility, outstanding balances will bear interest at one of the following rates as elected by DCL. Each LIBOR loan will bear interest at the applicable LIBOR rate based on the term selected by DCL, plus a margin ranging from 77.5 basis points to 145 basis points based on DCL’s credit rating. Each Base Rate loan and Swing Line loan will bear interest at the Base Rate plus a margin ranging from zero basis points to 45 basis points based on DCL’s credit rating. The Base Rate is the highest of (i) the Federal funds rate as published by the Federal Reserve Bank of New York plus 50 basis points, (ii) Bank of America’s prime rate as publicly announced, and (iii) the one month Eurocurrency rate plus 100 basis points.
DCL is required to pay a facility fee, which ranges from 10 basis points to 30 basis points, based on DCL’s credit rating, multiplied by the actual daily amount of the lender’s aggregate commitments under the senior credit facility, regardless of usage. The facility fee is payable quarterly in arrears. DCL will also pay a letter of credit fee equal to the applicable margin for Eurocurrency rate loans multiplied by the dollar equivalent of the daily amount available to be drawn under such letter of credit. DCL may optionally prepay the loans or irrevocably reduce or terminate the unutilized portion of the commitments under the revolving credit facility, without premium or penalty at any time by the delivery of a notice to that effect as provided under the credit agreement.
There were no amounts drawn under the revolving credit facility as of December 31, 2012 and December 31, 2011.
The revolving credit facility contains affirmative and negative covenants, including an interest coverage ratio and leverage ratio, events of default and other customary provisions. The Company was in compliance with all covenants and there were no events of default as of December 31, 2012 and December 31, 2011.
Debt Repayment Schedule
The following table presents a summary of scheduled and estimated debt payments, excluding capital lease obligations, for the succeeding five years based on the amount of debt outstanding as of December 31, 2012 (in millions).

	2013	2014	2015	2016	2017	Thereafter
Long-term debt payments	$—	$—	$850	$—	$—	$4,300
Scheduled payments for capital lease obligations outstanding as of December 31, 2012 are disclosed in Note 20.
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
During 2012 the Company entered into foreign exchange contracts in connection with forecasted business combinations. (See Note 3.) The derivatives did not qualify for hedge accounting and unrealized gains and losses recognized were recorded on the consolidated statements of operations. As of December 31, 2012, the notional amount of the derivative instruments was $717 million and fair value was a loss of $2 million. Derivatives were classified as accrued expenses and other current liabilities on the consolidated balance sheet. The Company also entered into interest rate contracts to hedge the pricing for senior notes issued during the 2012. (See Note 10.) The derivatives qualified for hedge accounting and unrealized gains and losses from changes in

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value were recorded as a component of other comprehensive income and will be amortized into income over the life of the notes. There were no unsettled interest rate contracts held by the Company as of December 31, 2012.
The following table presents the impact of derivative instruments on income and other comprehensive income (loss) (in millions).

		Year Ended December 31,
	Instrument Type	2012	2011	2010
Derivatives designated as hedging instruments:
Amount recognized in other comprehensive income (loss), gross of tax	Interest rate contacts	$(2)	$—	$(31)
Amount reclassified from accumulated other comprehensive income (loss) into interest expense, net	Interest rate contacts	$—	$—	$(18)
Derivatives not designated as hedging instruments:
Amount recognized in other expense, net	Interest rate contacts	$—	$—	$(29)
Amount recognized in other expense, net	Foreign currency swap	$(2)	$—	$—
NOTE 12. EQUITY
Common Stock
The Company has three series of common stock authorized, issued and outstanding as of December 31, 2012: Series A common stock, Series B common stock and Series C common stock. Holders of these three series of common stock have equal rights, powers and privileges, except as otherwise noted. Holders of Series A common stock are entitled to one vote per share and holders of Series B common stock are entitled to ten votes per share on all matters voted on by stockholders, except for directors to be elected by holders of the Company’s Series A convertible preferred stock. Holders of Series C common stock are not entitled to any voting rights, except as required by Delaware law. Generally, holders of Series A common stock and Series B common stock and Series A convertible preferred stock vote as one class, except for certain preferential rights afforded to holders of Series A convertible preferred stock.
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
Preferred Stock
The Company has two series of preferred stock authorized, issued and outstanding as of December 31, 2012: Series A convertible preferred stock and Series C convertible preferred stock. In addition to the 150 million shares authorized for Series A and Series C convertible preferred stock (75 million for each series) disclosed on the consolidated balance sheets, the Company has authorized 50 million shares of preferred stock that are undesignated and issuable in accordance with the provisions of the Company’s charter. In connection with the formation of Discovery on September 17, 2008, the Company issued 70 million shares of both its Series A convertible preferred stock and Series C convertible preferred stock, to Advance/Newhouse Programming Partnership ("Advance/Newhouse"). As of December 31, 2012, all outstanding shares of Series A and Series C convertible preferred stock are held by Advance/Newhouse.
Holders of Series A and Series C convertible preferred stock have equal rights, powers and privileges, except as otherwise noted. Except for the election of common stock directors, the holders of Series A convertible preferred stock are entitled to vote on matters to which holders of Series A and Series B common stock are entitled to vote and holders of Series C convertible preferred stock are entitled to vote on matters to which holders of Series C common stock are entitled to vote pursuant to Delaware law. Series A convertible preferred stockholders vote on an as converted to common stock basis together with the Series A and Series B

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stockholders as a single class on all matters except the election of directors. Additionally, through its ownership of the Series A and Series C convertible preferred stock, Advance/Newhouse has special voting rights on certain matters and the right to elect three directors. Holders of the Company’s common stock are not entitled to vote in the election of such directors. Advance/Newhouse retains these rights so long as it or its permitted transferees own or have the right to vote such shares that equal at least 80% of the shares of Series A convertible preferred stock issued to Advance/Newhouse in connection with the formation of Discovery plus any Series A convertible preferred stock released from escrow, as may be adjusted for certain capital transactions (the “Base Amount”).
Subject to the prior preferences and other rights of any senior stock, holders of Series A and Series C convertible preferred stock will participate equally with common stockholders on an as converted to common stock basis in any cash dividends declared by the Board of Directors.
Each share of Series A and Series C convertible preferred stock is convertible, at the option of the holder, into one share of Series A or Series C common stock, respectively, subject to anti-dilution adjustments. Generally, each share of Series A and Series C convertible preferred stock will automatically convert into the applicable series of common stock if such shares are transferred from Advance/Newhouse to a third-party and such transfer is not a permitted transfer. On December 28, 2012, Advance/Newhouse completed the transfer of 8.4 million shares of their Series C convertible preferred stock to a third party, which, pursuant to provisions in the Company's articles of incorporation, automatically converted into an equal number of shares of Series C common stock. Upon conversion, Discovery derecognized the preferred stock based on its carrying value and allocated that amount to common stock. No gain or loss was recorded. Additionally, all of the outstanding Series A and Series C convertible preferred stock will automatically convert into the applicable series of common stock at such time as the number of outstanding shares of Series A convertible preferred stock is less than 80% of the Base Amount. The Base Amount is the 70 million shares of Series A and Series C Preferred Stock initially issued to Advance/Newhouse, plus any shares released from escrow as of the date the Base Amount is calculated. The Company and Advance/Newhouse are parties to an escrow agreement that entitles Advance/Newhouse to additional shares of Series A or Series C convertible preferred stock in the event the Company issues common stock to settle the exercise of stock options and stock appreciation rights that the Company assumed in connection with the formation of Discovery on September 17, 2008. The Company initially placed approximately 1.6 million shares of Series A and Series C convertible preferred stock (approximately 0.8 million for each series) into an escrow account pursuant to this agreement. The Company records a noncash stock dividend when the additional shares of preferred stock become due to Advance/Newhouse. The dividend recorded for each preferred share due to Advance/Newhouse is measured at the fair value of the Series A or Series C convertible preferred stock on September 17, 2008, which is the date Discovery was formed and entered into the obligation to contingently issue additional preferred shares to Advance/Newhouse.
In the event of a liquidation, dissolution or winding up of Discovery, after payment of Discovery’s debts and liabilities and subject to the prior payment with respect to any stock ranking senior to Series A and Series C convertible preferred stock, the holders of Series A and Series C convertible preferred stock will receive, before any payment or distribution is made to the holders of any common stock or other junior stock, an amount (in cash or property) equal to $0.01 per share. Following payment of such amount and the payment in full of all amounts owing to the holders of securities ranking senior to Discovery’s common stock, holders of Series A and Series C convertible preferred stock will share equally on an as converted to common stock basis with the holders of common stock with respect to any assets remaining for distribution to such holders.
Preferred Stock Repurchase
On December 13, 2010, the Company repurchased and retired approximately 13.73 million shares of it Series C convertible preferred stock from Advance/Newhouse for an aggregate purchase price of $500 million. The repurchase was made outside of the Company's publicly announced stock repurchase program. The $500 million aggregate purchase price was recorded as a decrease of $100,000 to par value, $234 million to additional paid-in-capital, and $266 million to retained earnings, because the additional capital related to the series of shares repurchased was reduced to zero.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Dividends to Preferred Interests
The Company declared noncash stock dividends of $1 million to its preferred stock shareholder during 2010. No stock dividends were declared during 2011 and 2012. The Company released approximately 43,000 shares of its Series A preferred stock and 60,000 shares of its Series C preferred stock from escrow during 2010 in payment of most of the dividends declared. No releases of preferred shares from escrow were made during 2011 and 2012. The Company is contractually obligated to issue the dividends upon the issuance of its common stock to settle exercise of stock options and stock appreciation rights that it assumed in connection with its formation on September 17, 2008.
Stock Repurchase Program
On April 25, 2012 and December 11, 2012, the Company’s Board of Directors approved separate additional authorizations of $1.0 billion under the stock repurchase program, bringing the total authorized under the stock repurchase program to $4.0 billion. As of December 31, 2012, the Company had remaining authorization of $1.5 billion for future repurchases of its common stock under the stock repurchase program, of which $518 million and $1.0 billion will expire on April 25, 2014 and December 11, 2014, respectively. Under the stock repurchase program, management is authorized to purchase shares through open market transactions or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements and subject to stock price, business conditions, market conditions and other factors.
The stock repurchases within the stock repurchase program are recorded in treasury stock on the consolidated balance sheet. All repurchases during the years ended December 31, 2012, 2011 and 2010 were made through open market transactions and were funded using cash on hand. The table below presents a summary of stock repurchases (in millions). As of December 31, 2012, the Company had repurchased 2.0 million and 56.7 million shares of Series A and Series C common stock over the life of the program for the aggregate purchase price of $109 million and $2.4 billion, respectively.

	Year Ended December 31,
	2012	2011	2010
Series A Common Stock:
Shares repurchased	2.0	—	—
Purchase price	$109	$—	$—
Series C Common Stock:
Shares repurchased	26.5	27.2	3.0
Purchase price	$1,271	$997	$105
Total shares repurchased	28.5	27.2	3.0
Total purchase price	$1,380	$997	$105

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income (Loss)
The table below presents the tax effects related to each component of other comprehensive income (loss) (in millions).

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments	$21	$7	$28	$15	$(5)	$10	$(30)	$11	$(19)
Derivative and market value adjustments	(2)	1	(1)	—	—	—	11	(4)	7
Other comprehensive income (loss)	$19	$8	$27	$15	$(5)	$10	$(19)	$7	$(12)
The table below presents the changes in the components of other accumulated comprehensive income loss, net of taxes (in millions).

	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income (Loss)
December 31, 2009	$(20)	$(1)	$(21)
Current period other comprehensive (loss) income	(19)	7	(12)
December 31, 2010	(39)	6	(33)
Current period other comprehensive income	10	—	10
December 31, 2011	(29)	6	(23)
Current period other comprehensive income (loss)	28	(1)	27
December 31, 2012	$(1)	$5	$4
NOTE 13. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which unit awards, SARs, stock options, PRSUs and RSUs have been issued. As of December 31, 2012, the Company has reserved a total of 35 million shares of its Series A and Series C common stock for future exercises of outstanding and future grants of stock options and future vesting of outstanding and future grants of PRSUs and RSUs. Upon exercise of stock options or vesting of PRSUs and RSUs, the Company issues new shares from its existing authorized but unissued shares. There were 24 million shares of common stock available in reserves that were available for future grant under the incentive plans as of December 31, 2012.
Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Year Ended December 31,
	2012	2011	2010
Unit awards	$68	$39	$127
PRSUs and RSUs	36	23	12
Stock options	29	36	30
SARs	21	1	13
Total equity-based compensation expense	$154	$99	$182
Tax benefit recognized	$57	$37	$68
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. As of December 31, 2012 and 2011, the Company recorded total liabilities for cash-settled awards of $80 million and $37 million, respectively. The current portion of the liability for cash-settled awards was $55 million and $27 million as of December 31, 2012 and 2011, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Award Activity
Unit Awards
The table below presents unit award activity (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	5.5	$31.44
Settled	(2.4)	27.07		$44
Outstanding as of December 31, 2012	3.1	$34.78	0.73	$88
Vested and expected to vest as of December 31, 2012	3.0	$34.68	0.71	$86
Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. The vesting price is the average closing price of the Company’s Series A common stock over the 10 trading days immediately preceding and including the vesting date and the 10 trading days immediately subsequent to the vesting date. The grant price is based on the average closing price of the Company’s Series A common stock over the 10 trading days immediately preceding and including the grant date and the 10 trading days immediately following the grant date. Unit awards vest ratably over four years from the grant date based on continuous service and are generally settled within sixty days of vesting. Unit awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company made cash payments totaling $44 million, $125 million and $101 million during 2012, 2011 and 2010, respectively, to settle vested unit awards. As of December 31, 2012, there was $29 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 1.64 years. Of the 3.1 million unit awards unvested as of December 31, 2012, 1.5 million and 1.0 million are scheduled to vest during 2013 and 2014, respectively.
The fair value of outstanding unit awards is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of outstanding unit awards were as follows.

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.18%	0.19%	0.39%
Expected term (years)	0.73	1.02	0.80
Expected volatility	25.46%	32.84%	28.97%
Dividend yield	—	—	—
The weighted-average fair value of unit awards outstanding was $28.49 and $12.61 as of December 31, 2012 and 2011, respectively.
PRSUs and RSUs
The table below presents PRSU and RSU activity (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2011	2.2	$35.48
Granted	0.9	48.02
Converted	(0.1)	32.83		$6
Forfeited	(0.1)	36.77
Outstanding as of December 31, 2012	2.9	$39.66	1.37	$181
Vested and expected to vest as of December 31, 2012	2.6	$39.56	1.34	$166

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has granted PRSUs to certain senior level executives. PRSUs represent the contingent right to receive shares of the Company’s Series A common stock, substantially all of which vest over three to four years based on continuous service and whether the Company achieves certain operating performance targets. The performance targets for substantially all PRSUs are cumulative measures of the Company’s adjusted operating income before depreciation and amortization (as defined in Note 21), free cash flows and revenues over a three year period. The number of PRSUs that vest principally range from 0% to 100% based on a sliding scale where achieving or exceeding the performance target will result in 100% of the PRSUs vesting and achieving less than 80% of the target will result in no portion of the PRSUs vesting. Additionally, for certain PRSUs the Company’s Compensation Committee has discretion in determining the final amount of units that vest, but may not increase the amount of any PRSU award above 100%. Upon vesting, each PRSU becomes convertible into a share of the Company’s Series A common stock on a one-for-one basis. Holders of PRSUs would not receive payments or accruals of dividends or dividend equivalents in the event the Company was to pay regular cash dividends until such PRSUs are converted into shares of the Company’s common stock.
The Company records compensation expense for PRSUs ratably over the longer of the service period or performance period when it is probable that the performance targets will be achieved. In any period in which the Company determines that achievement of the performance targets is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the award is reversed.
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
As of December 31, 2012, there were approximately 2 million outstanding PRSUs with a weighted-average grant price of $39.23. As of December 31, 2012, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $33 million, which is expected to be recognized over a weighted-average period of 1.03 years based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.
RSUs vest ratably each year over periods of one to four years based on continuous service. As of December 31, 2012, there were approximately 1 million outstanding RSUs with a weighted-average grant price of $40.82. As of December 31, 2012, there was $17 million of unrecognized compensation cost, net of expected forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.29 years.
Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	12.7	$22.52
Granted	1.2	48.72
Exercised	(4.7)	17.17		$148
Forfeited	(0.2)	32.38
Outstanding as of December 31, 2012	9.0	$28.53	5.34	$313
Vested and expected to vest as of December 31, 2012	8.7	$28.00	5.35	$308
Exercisable as of December 31, 2012	5.4	$21.08	5.29	$227
Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s Series A common stock on the date of grant. Substantially all stock options vest ratably over three to four years from the grant date based on continuous service and expire three to ten years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company received cash payments from the exercise of stock options totaling $80 million, $60 million and $47 million during 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $37 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.79 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2012, 2011 and 2010 were as follows.

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.02%	1.53%	2.08%
Expected term (years)	4.97	4.98	4.99
Expected volatility	38.33%	40.17%	38.27%
Dividend yield	—	—	—
The weighted-average grant date fair value of options granted during 2012, 2011 and 2010 was $16.94, $14.32 and $13.03, respectively, per option. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $148 million, $99 million and $76 million, respectively.
SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	0.1	$26.93
Granted	1.7	41.40
Outstanding as of December 31, 2012	1.8	$41.13	1.63	$40
Vested and expected to vest as of December 31, 2012	1.7	$41.12	1.63	$38
The fair value of outstanding SARs is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of outstanding SARs were as follows.

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.29%	0.75%	1.01%
Expected term (years)	1.63	4.08	3.71
Expected volatility	26.31%	37.53%	34.54%
Dividend yield	—	—	—
SARs entitle the holder to receive a cash payment for the amount by which the price of the Company’s Series A common stock exceeds the base price established on the grant date. SARs are granted with a base price equal to or greater than the closing market price of the Company’s Series A common stock on the date of grant.
As of December 31, 2012, the weighted-average fair value of SARs outstanding was $22.34 per award. The Company made cash payments of $1 million during 2012 and 2011, and $55 million during 2010 to settle exercised SARs. As of December 31, 2012, there was $19 million of unrecognized compensation cost, net of estimated forfeitures, related to SARs, which is expected to be recognized over a weighted-average period of 1.49 years.
Employee Stock Purchase Plan
On May 17, 2011, the Company’s stockholders approved the DESPP, which enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. Unless otherwise determined by the Company’s Compensation Committee, the purchase price for shares offered under the DESPP is 85% of the closing price of the Company’s Series A common stock on the purchase date. The Company recognizes the fair value of the discount associated with shares purchased in selling, general and administrative expense on the consolidated statement of operations. The Company’s Board of Directors has authorized 5 million shares of the Company’s common stock to be issued under the DESPP. During the year ended December 31, 2012, the Company issued 0.1 million shares under the DESPP. No shares were issued under the DESPP during the year ended 2011.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. RETIREMENT SAVINGS PLANS
The Company has defined contribution and other savings plans for the benefit of its employees that meet certain eligibility requirements. Eligible employees may contribute a portion of their eligible compensation to the plans, which may be subject to certain statutory limitations. The Company pays discretionary matching contributions, subject to plan provisions, which vest immediately. The Company paid discretionary matching contributions of $16 million, $14 million, and $13 million during 2012, 2011 and 2010, respectively, which were recorded in selling, general and administrative expense on the consolidated statements of operations.
The Company’s savings plans include a deferred compensation plan through which members of the Company’s executive team in the U.S. may elect to defer up to 50% of their eligible compensation. The amounts deferred are invested in various mutual funds at the direction of the executive, which are used to finance payment of the deferred compensation obligation. Distributions from the deferred compensation plan are made upon termination or other events as specified in the plan.
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
NOTE 15. EXIT AND RESTRUCTURING CHARGES
Exit and restructuring charges, by reportable segment were as follows (in millions).

	Year Ended December 31,
	2012	2011	2010
U.S. Networks	$3	$4	$3
International Networks	1	3	9
Corporate	2	3	2
Total exit and restructuring charges	$6	$10	$14
Changes in exit and restructuring liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Relocations/ Terminations	Total
December 31, 2009	$8	$13	$21
Net accruals	3	11	14
Cash paid	(6)	(14)	(20)
December 31, 2010	5	10	15
Net accruals	—	10	10
Cash paid	(1)	(15)	(16)
December 31, 2011	4	5	9
Net accruals	1	5	6
Cash paid	(2)	(7)	(9)
December 31, 2012	$3	$3	$6
During 2012 and 2011, exit and restructuring costs primarily related to cost reduction efforts and management changes. Exit and restructuring charges for 2010 related to the realignment of the International Networks segment, cost reduction initiatives in the U.S. and the disposition of the Discovery Health network.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
The domestic and foreign components of income from continuing operations before income taxes were as follows (in millions).

	Year Ended December 31,
	2012	2011	2010
Domestic	$869	$1,015	$585
Foreign	649	548	367
Income from continuing operations before income taxes	$1,518	$1,563	$952
The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$419	$253	$184
State and local	95	38	30
Foreign	118	109	63
	632	400	277
Deferred:
Federal	(69)	17	13
State and local	9	13	5
Foreign	(10)	(3)	(2)
	(70)	27	16
Provision for income taxes	$562	$427	$293
In November 2011, the Company reorganized certain of its international operations to better align its functions and establish a regional ownership structure. The regional holding companies are foreign corporations whose earnings will not be taxed in the U.S. until the earnings are repatriated to the U.S. The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of these foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $172 million at December 31, 2012 . The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	5%	2%	3%
Domestic production activity deductions	(3)%	(2)%	(3)%
Effect of foreign operations	(1)%	(1)%	—%
Foreign tax credit benefit	—%	(7)%	—%
Non-deductible goodwill	—%	(1)%	—%
Release of foreign tax reserve	—%	—%	(3)%
Other, net	1%	1%	(1)%
Effective income tax rate	37%	27%	31%
Discovery's effective tax rate for 2012 differed from the federal statutory rate of 35% principally due to state income taxes and adjustments of reserves for uncertain tax positions, which were partially offset by production activity deductions and the effect of foreign operations taxed at a lower tax rate.
Discovery’s effective tax rate for 2011 differed from the federal statutory rate of 35% principally due to the recognition of the $112 million net benefit for foreign tax credits as discussed above and production activity deductions, which were partially offset by state income taxes. The Company was not required to record a deferred tax liability of $21 million with respect to the portion of the outside basis in the OWN venture attributable to the nondeductible goodwill contributed to OWN.
The effective tax rate for 2010 differed from the federal statutory rate of 35% principally due to the reversal of a $28 million previously established foreign tax reserve recorded in connection with the completion of a tax audit, and production activity deductions which were partially offset by state income taxes.
Components of deferred income tax assets and liabilities were as follows (in millions).

	December 31,
	2012	2011
Deferred income tax assets:
Accounts receivable	$2	$2
Tax attribute carry-forward	198	158
Unrealized loss on derivatives and foreign currency translation adjustments	26	19
Accrued liabilities and other	117	105
Total deferred income tax assets	343	284
Valuation allowance	(23)	(24)
Net deferred income tax assets	320	260
Deferred income tax liabilities:
Intangible assets	(178)	(158)
Content rights	(173)	(196)
Equity method investments	(117)	(132)
Notes receivable	(17)	(18)
Other	(33)	(20)
Total deferred income tax liabilities	(518)	(524)
Net deferred income tax liabilities	$(198)	$(264)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	December 31,
	2012	2011
Deferred income tax assets	$74	$73
Deferred income tax liabilities	(272)	(337)
Net deferred income tax liabilities	$(198)	$(264)
As of December 31, 2012, the Company had federal operating loss carry-forwards of $11 million that will begin to expire at the end of 2024, foreign tax credit carry-forwards of $195 million that will begin to expire at the end of 2013, and state operating loss carry-forwards of $931 million in various state jurisdictions that will begin to expire at the end of 2013. The deferred tax asset related to the state operating loss carry-forwards as of December 31, 2012 was $25 million and was subject to a valuation allowance of $23 million. The use of the federal operating loss carry-forwards is subject to annual limitations.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest amounts) is as follows (in millions).

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$46	$63	$71
Additions based on tax positions related to the current year	48	15	10
Additions for tax positions of prior years	39	7	3
Reductions for tax positions of prior years	(4)	(20)	—
Settlements	(1)	(1)	(26)
Reductions due to lapse of statutes of limitations	—	(18)	—
Additions for foreign currency exchange rates	—	—	5
Ending balance	$128	$46	$63
The balances as of December 31, 2012, 2011 and 2010 included $109 million, $35 million and $42 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions.
The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service (“IRS”) for its 2009 and 2008 consolidated federal income tax returns. The Company has not been advised of any material adjustments. With few exceptions, the Company is no longer subject to audit by the IRS, state tax authorities or foreign tax authorities for years prior to 2006.
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $10 million within the next twelve months as a result of settlement of ongoing audits.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2012, 2011 and 2010, the Company had accrued approximately $9 million, $3 million and $6 million, respectively, of total interest and penalties payable related to unrecognized tax benefits.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. NET INCOME PER SHARE
The table below sets forth the computation of the weighted-average number of shares outstanding utilized in determining basic and diluted net income per share (in millions, except per share amounts).

	Year Ended December 31,
	2012	2011	2010
Numerator:
Income from continuing operations, net of taxes	$956	$1,136	$659
Less:
Net income attributable to noncontrolling interests	(2)	(1)	(16)
Stock dividends to preferred interests	—	—	(1)
Income from continuing operations available to Discovery Communications, Inc. stockholders	954	1,135	642
(Loss) income from discontinued operations available to Discovery Communications, Inc. stockholders	(11)	(3)	10
Net income available to Discovery Communications, Inc. stockholders	$943	$1,132	$652
Denominator:
Weighted-average shares outstanding – basic	376	401	425
Weighted-average dilutive effect of equity awards	4	4	4
Weighted-average shares outstanding – diluted	380	405	429
Income (Loss) Per Share:
Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$2.54	$2.83	$1.51
Diluted	$2.51	$2.80	$1.50
(Loss) income per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$(0.03)	$(0.01)	$0.02
Diluted	$(0.03)	$(0.01)	$0.02
Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$2.51	$2.82	$1.53
Diluted	$2.48	$2.80	$1.52
Income per share amounts may not sum since each is calculated independently.
Net income per share is calculated by dividing the applicable net income available to Discovery Communications, Inc. stockholders by the weighted-average number of shares outstanding. At December 31, 2012, 2011 and 2010, the weighted average number of basic and diluted shares outstanding included the Company’s outstanding Series A, Series B and Series C common stock, as well as its outstanding Series A and Series C convertible preferred stock, as the holder of each common and preferred series legally participates equally in any per share distributions. Diluted net income per share adjusts basic net income per share for the dilutive effect of the assumed exercise of outstanding equity awards using the treasury stock method. Diluted net income per share adjusts basic net income per share for the dilutive effect of the assumed vesting of outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent fiscal period.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the details of the equity-based awards and preferred shares that were excluded from the calculation of diluted net income per share (in millions).

	Year Ended December 31,
	2012	2011	2010
Anti-dilutive stock options and RSUs	—	1	3
PRSUs whose performance targets are not achieved	2	1	1
Contingently issuable preferred shares	1	1	1
NOTE 18. SUPPLEMENTAL DISCLOSURES
Valuation and Qualifying Accounts
Changes in valuation and qualifying accounts consisted of the following (in millions).

	Beginning of Year	Additions	Write-offs	Utilization	End of Year
2012
Allowance for doubtful accounts	$12	$4	$(4)	$—	$12
Deferred tax valuation allowance	24	8	(9)	—	23
2011
Allowance for doubtful accounts	13	2	(3)	—	12
Deferred tax valuation allowance	13	11	—	—	24
2010
Allowance for doubtful accounts	15	4	(6)	—	13
Deferred tax valuation allowance	22	3	(9)	(3)	13
Accrued Liabilities
Accrued liabilities consisted of the following (in millions).

	December 31,
	2012	2011
Accrued payroll and related benefits	$275	$229
Content rights payable	131	86
Accrued income taxes	59	38
Current portion of equity-based compensation liabilities	55	27
Accrued other	201	174
Total accrued expenses and other current liabilities	$721	$554
Other Expense, Net
Other expense, net consisted of the following (in millions).

	Year Ended December 31,
	2012	2011	2010
Loss from equity investees, net	$(86)	$(35)	$(57)
Realized losses on derivative instruments, net	—	(3)	(42)
Unrealized (losses) gains on derivative instruments, net	(2)	2	13
Other, net	(1)	4	—
Total other expense income, net	$(89)	$(32)	$(86)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. The Company provides equity method investees, including unconsolidated VIEs, with content licenses and services such as distribution, sales representation and administrative support. (See Note 4.) Other related parties include entities that share common directorship or ownership. The majority of the revenue earned under contractual arrangements with other related parties relates to multi-year network distribution arrangements. The most significant of the Company's other related parties is Liberty Global, Inc. ("Liberty Global"). Discovery’s Board of Directors includes three members who serve as directors of Liberty Global, and John C. Malone is Chairman of the Board of Liberty Global and beneficially owns Liberty Global stock representing approximately 36% of the aggregate voting power with respect to the election of Liberty Global directors. Prior to June 16, 2010, the Company's Board of Directors also included two members who served as directors of DIRECTV, including Dr. Malone, who was the former Chairman of the Board of DIRECTV. Through June 16, 2010, transactions with DIRECTV are reported as related party transactions.
The table below presents a summary of the transactions with related parties (in millions).

	Year Ended December 31,
	2012		2011	2010
Revenues and service charges:
DIRECTV	$—	—	$—	$104
Equity method investees	93		89	55
Liberty Global	51		49	44
Other	—		—	1
Total revenues and service charges	$144		$138	$204
Interest income(a)	$29		$17	$6
Expenses(b)	$(22)		$(34)	$(58)

(a) The Company records interest earnings from loans to equity method investees as a component of losses from equity method investees, net, which is a component of other expense, net on the consolidated statements of operations.
(b) The decreases in expenses from transactions with related parties are primarily attributable to activity with ACG. In 2012 Dr. Malone resigned from the ACG board of directors; transactions with ACG during his tenure on the ACG board of directors are reported as related party transactions. In 2011 ACG sold their content distribution business; transactions with ACG's content distribution business are reported as related party transactions through the date of sale.
Of the revenues and other service charges earned from transactions with equity method investees, the Company provided funding of $38 million, $34 million, and $7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The table below presents receivables due from related parties (in millions).

	December 31,
	2012	2011
Receivables	$19	$11
Note receivable (See Note 4.)	$482	$317

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
As of December 31, 2012, the Company’s significant contractual commitments, including related payments due by period, were as follows (in millions).

	Leases
Year Ending December 31,	Operating	Capital	Content	Other	Total
2013	$42	$37	$361	$173	$613
2014	40	18	33	90	181
2015	48	18	16	44	126
2016	45	17	—	32	94
2017	42	11	—	28	81
Thereafter	96	30	—	285	411
Total minimum payments	313	131	410	652	1,506
Amounts representing interest	—	(21)	—	—	(21)
Total	$313	$110	$410	$652	$1,485
The Company enters into multi-year lease arrangements for transponders, office space, studio facilities, and other equipment. Leases are not cancelable prior to their expiration.
Content purchase commitments with third-party producers for the production of content that airs on the Company’s television networks generally require the Company to purchase a specified number of episodes. Content purchase commitments also include program licenses that typically require payments over the term of the licenses. Licensed content includes both programs that are available for airing and programs that have not yet been produced. If the content is never produced, the Company’s commitments generally expire without obligation. The commitments disclosed above do not include content liabilities recognized on the consolidated balance sheet.
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
In addition to the amounts in the above table, the Company had funding commitments to certain equity method investees of $20 million as of December 31, 2012. The Company expects to provide significant uncommitted additional funding to OWN. (See Note 4.) The Company also has an obligation to issue additional preferred shares under the anti-dilution provisions of its outstanding preferred stock. (See Note 12.)
Contingencies
Put Right
Harpo has the right to require the Company to purchase its interest in OWN for fair value at various dates. (See Note 4.) No amounts were recorded for the put right obligations as of December 31, 2012 and December 31, 2011.
Legal Matters
In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Guarantees
The Company has guaranteed a certain level of performance for The Hub joint venture. (See Note 4.) There were no guarantees recorded as of December 31, 2012 and December 31, 2011.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2012 and 2011.
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges and (vi) gains (losses) on business and asset dispositions. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market equity-based compensation, exit and restructuring charges, certain impairment charges and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. The Company also excludes depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP.
The following tables present summarized financial information for each of the Company’s reportable segments (in millions).
Revenues by Segment

	Year Ended December 31,
	2012	2011	2010
U.S. Networks	$2,748	$2,619	$2,363
International Networks	1,637	1,455	1,251
Education	105	95	86
Corporate and inter-segment eliminations	(3)	(1)	6
Total revenues	$4,487	$4,168	$3,706
Adjusted OIBDA by Segment

	Year Ended December 31,
	2012	2011	2010
U.S. Networks	$1,622	$1,495	$1,365
International Networks	721	645	545
Education	27	25	19
Corporate and inter-segment eliminations	(275)	(249)	(226)
Total Adjusted OIBDA	$2,095	$1,916	$1,703

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Total Adjusted OIBDA to Total Operating Income

	Year Ended December 31,
	2012	2011	2010
Total Adjusted OIBDA	$2,095	$1,916	$1,703
Amortization of deferred launch incentives	(20)	(52)	(42)
Mark-to-market equity-based compensation	(97)	(43)	(142)
Depreciation and amortization	(117)	(117)	(128)
Restructuring and impairment charges	(6)	(30)	(14)
Gain on disposition	—	129	—
Total operating income	$1,855	$1,803	$1,377
Total Assets by Segment

	December 31,
	2012	2011
U.S. Networks	$2,878	$2,679
International Networks	1,984	1,244
Education	63	68
Corporate	8,005	7,922
Total assets	$12,930	$11,913
Total assets allocated to “Corporate” in the above table includes the Company’s goodwill balance as the financial reports reviewed by the Company’s CODM do not include an allocation of goodwill to each reportable segment. Goodwill by reportable segment is disclosed in Note 9.
Content Amortization and Impairment Expense by Segment

	Year Ended December 31,
	2012	2011	2010
U.S. Networks	$558	$567	$463
International Networks	302	270	241
Education	2	4	7
Corporate	3	5	4
Total content amortization and impairment expense	$865	$846	$715
Content amortization and impairment expenses are included in costs of revenues on the consolidated statements of operations.
Revenues by Country

	Year Ended December 31,
	2012	2011	2010
U.S.	$2,871	$2,717	$2,437
Non-U.S.	1,616	1,451	1,269
Total revenues	$4,487	$4,168	$3,706
Distribution and advertising revenues are attributed to each country based on the location of the Company’s viewers. Other revenues are attributed to each country based on customer location.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment by Country

	December 31,
	2012	2011
U.S.	$260	$271
U.K.	105	80
Other non-U.S.	23	28
Total property and equipment, net	$388	$379
Property and equipment balances are allocated to each country based on the Company’s country of domicile and location of asset.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012(a)(b)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$1,085	$1,126	$1,076	$1,200
Operating income	448	488	438	481
Income from continuing operations, net of taxes	223	294	215	224
Loss from discontinued operations, net of taxes	(1)	(1)	(9)	—
Net income	222	293	206	224
Net income available to Discovery Communications, Inc. stockholders	221	293	205	224
Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$0.58	$0.77	$0.58	$0.61
Diluted	$0.57	$0.77	$0.57	$0.61
Loss per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$—	$—	$(0.02)	$—
Diluted	$—	$—	$(0.02)	$—
Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.57	$0.77	$0.55	$0.61
Diluted	$0.57	$0.76	$0.55	$0.61

	2011(a)(b)(c)(d)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$934	$1,048	$1,080	$1,106
Operating income	508	445	428	422
Income from continuing operations, net of taxes	305	254	240	337
Loss from discontinued operations, net of taxes	—	—	(3)	—
Net income	305	254	237	337
Net income available to Discovery Communications, Inc. stockholders	305	254	237	336
Income per share from continuing operations available to Discovery Communications, Inc. stockholders:
Basic	$0.75	$0.63	$0.60	$0.86
Diluted	$0.74	$0.62	$0.60	$0.86
(Loss) income per share from discontinued operations available to Discovery Communications, Inc. stockholders:
Basic	$—	$—	$(0.01)	$—
Diluted	$—	$—	$(0.01)	$—
Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.75	$0.63	$0.60	$0.86
Diluted	$0.74	$0.62	$0.59	$0.86

(a)
On September 17, 2012, the Company sold its postproduction audio business, CSS Studios, LLC, whose results of operations have been reclassified to discontinued operations for all quarterly periods presented. (See Note 3.)

(b)	Income per share amounts for each quarter are calculated independently and may not add to annual amounts.

(c)	The results of operations for the quarter ended December 31, 2011 include a $112 million income tax benefit related to foreign tax credits.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)
The results of operations for the quarter ended March 31, 2011 include a pretax gain of $129 million related to the contribution of the domestic Discovery Health network to OWN LLC in connection with the launch of OWN on January 1, 2011. The gain resulted in $27 million of tax expense. (See Note 4.)

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Overview
As of December 31, 2012 and 2011, the senior notes outstanding (see Note 10) have been issued by DCL, a wholly-owned subsidiary of the Company, pursuant to a Registration Statement on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC") (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.
Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and comprehensive income and cash flows of (i) the Company, (ii) DCH, (iii) DCL, (iv) the non-guarantor subsidiaries of DCL on a combined basis, (v) the other non-guarantor subsidiaries of the Company on a combined basis, and (vi) reclassifications and eliminations necessary to arrive at the consolidated financial statement balances for the Company. DCL and the non-guarantor subsidiaries of DCL are the primary operating subsidiaries of the Company. DCL primarily includes the Discovery Channel and TLC networks in the U.S. The non-guarantor subsidiaries of DCL include substantially all of the Company’s other U.S. and international networks, education businesses, and most of the Company’s websites and digital distribution arrangements. The non-guarantor subsidiaries of DCL are wholly-owned subsidiaries of DCL with the exception of certain equity method investments. DCL is a wholly-owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly-owned subsidiary of the Company. DHC is included in the other non-guarantor subsidiaries of the Company.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,022	$179	$—	$—	$1,201
Receivables, net	—	—	406	725	—	(1)	1,130
Content rights, net	—	—	7	115	—	—	122
Deferred income taxes	—	—	33	34	—	7	74
Prepaid expenses and other current assets	46	—	106	51	—	—	203
Intercompany trade receivables, net	—	—	96	—	—	(96)	—
Total current assets	46	—	1,670	1,104	—	(90)	2,730
Investment in and advances to subsidiaries	6,246	6,264	5,305	—	4,178	(21,993)	—
Noncurrent content rights, net	—	—	599	956	—	—	1,555
Goodwill	—	—	3,769	2,630	—	—	6,399
Equity method investments	—	—	339	756	—	—	1,095
Other noncurrent assets	—	20	505	646	—	(20)	1,151
Total assets	$6,292	$6,284	$12,187	$6,092	$4,178	$(22,103)	$12,930
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$7	$24	$—	$—	$31
Other current liabilities	—	17	362	537	—	(1)	915
Intercompany trade payables, net	—	—	—	96	—	(96)	—
Total current liabilities	—	17	369	657	—	(97)	946
Long-term debt	—	—	5,146	66	—	—	5,212
Other noncurrent liabilities	1	—	408	62	21	(13)	479
Total liabilities	1	17	5,923	785	21	(110)	6,637
Equity attributable to Discovery Communications, Inc.	6,291	6,267	6,264	5,307	4,157	(21,995)	6,291
Noncontrolling interests	—	—	—	—	—	2	2
Total equity	6,291	6,267	6,264	5,307	4,157	(21,993)	6,293
Total liabilities and equity	$6,292	$6,284	$12,187	$6,092	$4,178	$(22,103)	$12,930

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$964	$83	$1	$—	$1,048
Receivables, net	—	—	423	608	13	(2)	1,042
Content rights, net	—	—	7	86	—	—	93
Deferred income taxes	—	—	33	40	—	—	73
Prepaid expenses and other current assets	35	—	89	50	1	—	175
Total current assets	35	—	1,516	867	15	(2)	2,431
Investment in and advances to subsidiaries	6,482	6,460	4,569	—	4,317	(21,828)	—
Noncurrent content rights, net	—	—	559	743	—	—	1,302
Goodwill	—	—	3,767	2,524	—	—	6,291
Equity method investments	—	—	350	457	—	—	807
Other noncurrent assets	—	20	485	590	7	(20)	1,082
Total assets	$6,517	$6,480	$11,246	$5,181	$4,339	$(21,850)	$11,913
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$6	$20	$—	$—	$26
Other current liabilities	—	5	320	390	6	(1)	720
Total current liabilities	—	5	326	410	6	(1)	746
Long-term debt	—	—	4,154	65	—	—	4,219
Other noncurrent liabilities	—	—	306	135	8	(20)	429
Total liabilities	—	5	4,786	610	14	(21)	5,394
Equity attributable to Discovery Communications, Inc.	6,517	6,475	6,460	4,571	4,325	(21,831)	6,517
Noncontrolling interests	—	—	—	—	—	2	2
Total equity	6,517	6,475	6,460	4,571	4,325	(21,829)	6,519
Total liabilities and equity	$6,517	$6,480	$11,246	$5,181	$4,339	$(21,850)	$11,913

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,796	$2,704	$—	$(13)	$4,487
Costs of revenues, excluding depreciation and amortization	—	—	399	830	—	(11)	1,218
Selling, general and administrative	13	—	279	1,001	—	(2)	1,291
Depreciation and amortization	—	—	36	81	—	—	117
Restructuring charges	—	—	2	4	—	—	6
Total costs and expenses	13	—	716	1,916	—	(13)	2,632
Operating (loss) income	(13)	—	1,080	788	—	—	1,855
Equity in earnings of subsidiaries	939	965	444	—	645	(2,993)	—
Interest expense	—	—	(242)	(6)	—	—	(248)
Other income (expense), net	13	2	2	(89)	—	(17)	(89)
Income from continuing operations before income taxes	939	967	1,284	693	645	(3,010)	1,518
Benefit from (provision for) income taxes	4	—	(319)	(247)	—	—	(562)
Income from continuing operations, net of taxes	943	967	965	446	645	(3,010)	956
Loss from discontinued operations, net of taxes	—	—	—	—	(28)	17	(11)
Net income	943	967	965	446	617	(2,993)	945
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income available to Discovery Communications, Inc. stockholders	$943	$967	$965	$446	$617	$(2,995)	$943

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,764	$2,415	$—	$(11)	$4,168
Costs of revenues, excluding depreciation and amortization	—	—	423	761	—	(8)	1,176
Selling, general and administrative	11	—	360	802	—	(2)	1,171
Depreciation and amortization	—	—	38	80	—	(1)	117
Restructuring and impairment charges	—	—	6	24	—	—	30
Gain on disposition	—	—	—	(129)	—	—	(129)
Total costs and expenses	11	—	827	1,538	—	(11)	2,365
Operating (loss) income	(11)	—	937	877	—	—	1,803
Equity in earnings of subsidiaries	1,139	1,141	625	—	760	(3,665)	—
Interest expense, net	—	—	(203)	(5)	—	—	(208)
Other income (expense), net	—	—	3	(35)	1	(1)	(32)
Income from continuing operations before income taxes	1,128	1,141	1,362	837	761	(3,666)	1,563
Benefit from (provision for) income taxes	4	—	(221)	(210)	—	—	(427)
Income from continuing operations, net of taxes	1,132	1,141	1,141	627	761	(3,666)	1,136
Loss from discontinued operations, net of taxes	—	—	—	(1)	(2)	—	(3)
Net income	1,132	1,141	1,141	626	759	(3,666)	1,133
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc. stockholders	$1,132	$1,141	$1,141	$626	$759	$(3,667)	$1,132

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,636	$2,078	$—	$(8)	$3,706
Costs of revenues, excluding depreciation and amortization	—	—	364	656	—	(7)	1,013
Selling, general and administrative	11	—	390	774	—	(1)	1,174
Depreciation and amortization	—	—	39	89	—	—	128
Restructuring charges	—	—	3	11	—	—	14
Total costs and expenses	11	—	796	1,530	—	(8)	2,329
Operating (loss) income	(11)	—	840	548	—	—	1,377
Equity in earnings of subsidiaries	661	725	382	—	441	(2,209)	—
Interest expense, net	—	(48)	(149)	(6)	—	—	(203)
Loss on extinguishment of debt	—	(20)	(116)	—	—	—	(136)
Other (expense) income, net	—	(32)	(59)	5	—	—	(86)
Income from continuing operations before income taxes	650	625	898	547	441	(2,209)	952
Benefit from (provision for) income taxes	3	37	(179)	(153)	(1)	—	(293)
Income from continuing operations, net of taxes	653	662	719	394	440	(2,209)	659
Income from discontinued operations, net of taxes	—	—	6	4	—	—	10
Net income	653	662	725	398	440	(2,209)	669
Net income attributable to noncontrolling interests	—	—	—	(11)	—	(5)	(16)
Net income attributable to Discovery Communications, Inc.	653	662	725	387	440	(2,214)	653
Stock dividends to preferred interests	(1)	—	—	—	—	—	(1)
Net income available to Discovery Communications, Inc. stockholders	$652	$662	$725	$387	$440	$(2,214)	$652

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended to December 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$943	$967	$965	$446	$617	$(2,993)	$945
Other comprehensive income (loss), net of tax:
Currency translation adjustments	28	28	28	26	19	(101)	28
Derivatives and market value adjustments	(1)	(1)	(1)	(1)	(1)	4	(1)
Comprehensive income	970	994	992	471	635	(3,090)	972
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$970	$994	$992	$471	$635	$(3,092)	$970

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended to December 31, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$1,132	$1,141	$1,141	$626	$759	$(3,666)	$1,133
Other comprehensive income, net of tax:
Currency translation adjustments	10	10	10	10	7	(37)	10
Comprehensive income	1,142	1,151	1,151	636	766	(3,703)	1,143
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$1,142	$1,151	$1,151	$636	$766	$(3,704)	$1,142

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended to December 31, 2010
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$653	$662	$725	$398	$440	$(2,209)	$669
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(19)	(19)	(19)	(19)	(13)	70	(19)
Derivative and market value adjustments	7	7	(5)	(1)	5	(6)	7
Comprehensive income	641	650	701	378	432	(2,145)	657
Comprehensive income attributable to noncontrolling interests	—	—	—	(11)	—	(5)	(16)
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$641	$650	$701	$367	$432	$(2,150)	$641

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by by operating activities	$(18)	$12	$307	$798	$—	$—	$1,099
Investing Activities
Purchases of property and equipment	—	—	(18)	(58)	(1)	—	(77)
Business acquisitions, net of cash acquired	—	—	—	(149)	—	—	(149)
Distribution from equity method investee	—	—	—	17	—	—	17
Investments in and advances to equity method investees	—	—	—	(404)	—	—	(404)
Other investing activities, net	—	—	(31)	—	1	—	(30)
Cash used in investing activities	—	—	(49)	(594)	—	—	(643)
Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	981	—	—	—	981
Principal repayments of capital leases obligations	—	—	(6)	(16)	—	—	(22)
Repurchases of common	(1,380)	—	—	—	—	—	(1,380)
Proceeds from issuance of common stock in connection with equity-based plans	81	—	—	—	—	—	81
Excess tax benefits from equity-based compensation	38	—	—	—	—	—	38
Inter-company contributions and other financing activities, net	1,279	(12)	(1,175)	(94)	(1)	—	(3)
Cash provided by (used in) financing activities	18	(12)	(200)	(110)	(1)	—	(305)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	—	2
Net change in cash and cash equivalents	—	—	58	96	(1)	—	153
Cash and cash equivalents, beginning of period	—	—	964	83	1	—	1,048
Cash and cash equivalents, end of period	$—	$—	$1,022	$179	$—	$—	$1,201

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$68	$(1)	$421	$613	$(1)	$—	$1,100
Investing Activities
Purchases of property and equipment	—	—	(2)	(55)	(1)	—	(58)
Business acquisitions, net of cash acquired	—	—	—	(26)	—	—	(26)
Distributions from equity method investees	—	—	—	21	—	—	21
Investments in and advances to equity method investees	—	—	—	(151)	—	—	(151)
Cash used in investing activities	—	—	(2)	(211)	(1)	—	(214)
Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	639	—	—	—	639
Principal repayments of capital leases obligations	—	—	(6)	(14)	—	—	(20)
Repurchases of common	(997)	—	—	—	—	—	(997)
Proceeds from issuance of common stock in connection with equity-based plans	60	—	—	—	—	—	60
Excess tax benefits from equity-based compensation	28	—	—	—	—	—	28
Inter-company contributions and other financing activities, net	841	1	(457)	(391)	(1)	—	(7)
Cash (used in) provided by financing activities	(68)	1	176	(405)	(1)	—	(297)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	—	(7)
Net change in cash and cash equivalents	—	—	595	(10)	(3)	—	582
Cash and cash equivalents, beginning of period	—	—	369	93	4	—	466
Cash and cash equivalents, end of period	$—	$—	$964	$83	$1	$—	$1,048

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(137)	$(47)	$339	$507	$6	$—	$668
Investing Activities
Purchases of property and equipment	—	—	(11)	(36)	(2)	—	(49)
Business acquisitions, net of cash acquired	—	—	—	(38)	—	—	(38)
Investments in and advances to equity investees	—	—	(114)	(13)	—	—	(127)
Other investing activities, net	—	—	13	11	—	—	24
Cash used in investing activities	—	—	(112)	(76)	(2)	—	(190)
Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	2,970	—	—	—	2,970
Principal repayments of long-term debt	—	(1,948)	(935)	—	—	—	(2,883)
Principal repayments of capital leases obligations	—	—	(5)	(5)	—	—	(10)
Repurchases of common and preferred stock	(605)	—	—	—	—	—	(605)
Purchase of noncontrolling interests	—	—	—	(148)	—	—	(148)
Proceeds from issuance of common stock in connection with equity-based plans	47	—	—	—	—	—	47
Excess tax benefits from equity-based compensation	19	—	—	—	—	—	19
Inter-company contributions and other financing activities, net	676	1,995	(2,364)	(335)	(3)	—	(31)
Cash provided by (used in) financing activities	137	47	(334)	(488)	(3)	—	(641)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	—	6
Net change in cash and cash equivalents	—	—	(107)	(51)	1	—	(157)
Cash and cash equivalents, beginning of period	—	—	476	144	3	—	623
Cash and cash equivalents, end of period	$—	$—	$369	$93	$4	$—	$466

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. Other Information.
None.

PART III
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (“2013 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.

ITEM 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2013 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, which are incorporated herein by reference.
Information regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Discovery Communications, Inc.” as permitted by General Instruction G(3) to Form 10-K.
We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all of our directors, officers and employees. Our Board of Directors approved the Code in September 2008 and reviews it regularly. A copy of the Code and any amendments or waivers that would be required to be disclosed under applicable SEC rules are available free of charge at the investor relations section of our website, www.discoverycommunications.com. In addition, we will provide a printed copy of the Code, free of charge, upon written request to: Investor Relations, Discovery Communications, Inc., 850 Third Avenue, 8th Floor, New York, NY 10022-7225.
ITEM 11. Executive Compensation.
Information regarding executive compensation will be set forth in our 2013 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” which are incorporated herein by reference.
Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2013 Proxy Statement under the captions “Risk Considerations in our Compensation Programs,” “Board Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee,” respectively, which are incorporated herein by reference.
Information regarding compensation committee reports will be set forth in our 2013 Proxy Statement under the captions “Report of the Compensation Committee” and “Report of the Equity Compensation Subcommittee of the Compensation Committee,” which are incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2013 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.
Information regarding security ownership of certain beneficial owners and management will be set forth in our 2013 Proxy Statement under the captions “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Certain Beneficial Owners of Discovery” and “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Discovery Management,” which are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence will be set forth in our 2013 Proxy Statement under the captions “Certain Relationships and Related Person Transactions,” “Policy Governing Related Person Transactions,” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services will be set forth in our 2013 Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Description of Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm,” which are incorporated herein by reference.

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

EXHIBITS INDEX

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

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	Specimen certificate for shares of the Registrant’s Series C common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.4	Form of Registration Rights Agreement, by and between Discovery Communications, Inc. and Advance/Newhouse content Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement)

4.5	Form of Rights Agreement, by and between Discovery Communications, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.6
Amendment No. 1 to Rights Agreement between Discovery Communications, Inc. and Computershare Trust Company, N.A. dated December 10, 2008 (incorporated by reference to Exhibit 4.1 to the 8-K filed on December 11, 2008)

4.7
Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009)

4.8
Supplemental Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2009)

4.9
Supplemental Indenture dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010)

4.10
Credit Agreement, dated as of October 13, 2010, among Discovery Communications, LLC, as borrower, Discovery Communications, Inc., as guarantor, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 15, 2010)

4.11
Third Supplemental Indenture, dated as of June 20, 2011, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 21, 2011)

4.12
Amendment No. 1, dated as of August 8, 2011, to the Credit Agreement, dated as of October 13, 2010, among Discovery Communications, LLC, as borrower, Discovery Communications, Inc., as guarantor, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 9, 2011)

4.13
Fourth Supplemental Indenture, dated as of May 17, 2012, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 17, 2012)

EXHIBITS INDEX

Exhibit No.                    Description

4.14
Amendment No. 2, dated as of September 25, 2012, to the Credit Agreement, dated as of October 13, 2010, as amended by Amendment No. 1 dated August 8, 2011, among Discovery Communications, LLC, as borrower, Discovery Communications, Inc., as guarantor, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 27, 2012)

10.1	Discovery Communications U.S. Executive Relocation Policy (incorporated by reference to Exhibit 10.1 to the Registration Statement)*

10.2	Discovery Communications Executive Benefit Summary (incorporated by reference to Exhibit 10.2 to the Registration Statement)*

10.3	Discovery Communications Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement)*

10.4	Amended and Restated Discovery Communications, LLC Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2009)*

10.5	Amended and Restated Discovery Appreciation Plan (incorporated by reference to Exhibit 10.8 to the 8-K filed on October 7, 2008)*

10.6	Form of Discovery Communications, Inc. 2005 Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.6 to Amendment No. 2)*

10.7
Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007)*

10.8
Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007)*

10.9
Employment Agreement, dated as of November 28, 2006, between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 1”))*

10.10	Addendum to Employment Agreement dated September 9, 2009 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.2 to the 10-Q filed on November 3, 2009)*

10.11
Second Addendum to Employment Agreement dated December 15, 2011 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 21, 2011)*

10.12	Amended and Restated Employment Agreement, dated as of April 2, 2008, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.12 to the Amendment No. 1)*

10.13
Amended and Restated Employment Agreement, dated as of July 21, 2010, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2010)*

EXHIBITS INDEX

Exhibit No.                    Description

10.14
Equity Stake Transition Agreement, dated as of November 5, 2008, between John Hendricks and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on February 26, 2009)*

10.15	Letter Agreement, dated as of July 30, 2008, between John Hendricks and the Compensation Committee of Discovery Communications, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2)*

10.16	Form of Escrow Agreement, by and among Discovery Communications, Inc., Advance/Newhouse Programming Partnership, and the escrow agent (incorporated by reference to Exhibit 10.17 to Amendment No. 2)

10.17	Form of John Hendricks Option Agreement (incorporated by reference to Exhibit 10.4 to the 8-K filed on October 7, 2008)*

10.18	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 8-K filed on October 7, 2008)*

10.19	Form of 7-year Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.7 to the 8-K filed on October 7, 2008)*

10.20	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 9, 2009)*

10.21	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 4, 2009)*

10.22	Form of Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010)*

10.23	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.27 to the Form 10-K filed on February 22, 2010)*

10.24	Form of Cash-Settled Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.28 to the Form 10-K filed on February 22, 2010)*

10.25	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.29 to the Form 10-K filed on February 22, 2010)*

10.26	Form of Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 1, 2011)*

10.27	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 1, 2011)*

10.28	Form of Stock Appreciation Right Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 1, 2011)*

10.29	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 1, 2011)*

10.30	Form of David Zaslav Cash-Settled Stock Appreciation Award Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 21, 2011)*

EXHIBITS INDEX

Exhibit No.                    Description

10.31	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 19, 2011)*

10.32	Employment Agreement dated as of January 9, 2012 between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 8, 2012)*

10.33	Amendment to Employment Agreement dated as of June 1, 2012 between Andrew Warren and Discovery Communications, LLC (filed herewith)*

10.34
Sale and Purchase Agreement dated as of December 14, 2012 between Discovery Communications, Inc., Discovery Networks International Holdings Limited and P7S1 Broadcasting Europe B.V., acting through its Swedish Branch, SBS Media Group Sweden Filial; P7S1 Finance B.V.; SBS Broadcasting (UK) Ltd.; and Prosiebensat.1 Media AG (filed herewith)

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)

14	Discovery Communications, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 8-K filed on April 30, 2012)

21	List of Subsidiaries of Discovery Communications, Inc. (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
* Indicates management contract or compensatory plan, contract or arrangement.

EXHIBITS INDEX

Exhibit No.                    Description

†Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: February 14, 2013	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 14, 2013
David M. Zaslav

/s/ John S. Hendricks	Founder, Chairman of the Board, and Director	February 14, 2013
John S. Hendricks

/s/ Andrew Warren	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2013
Andrew Warren

/s/ Kurt T. Wehner	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2013
Kurt T. Wehner

/s/ S. Decker Anstrom	Director	February 14, 2013
S. Decker Anstrom

/s/ Robert R. Beck	Director	February 14, 2013
Robert R. Beck

/s/ Robert R. Bennett	Director	February 14, 2013
Robert R. Bennett

/s/ Paul A. Gould	Director	February 14, 2013
Paul A. Gould

/s/ John C. Malone	Director	February 14, 2013
John C. Malone

/s/ Robert J. Miron	Director	February 14, 2013
Robert J. Miron

/s/ Steven A. Miron	Director	February 14, 2013
Steven A. Miron

/s/ M. LaVoy Robison	Director	February 14, 2013
M. LaVoy Robison

/s/ J. David Wargo	Director	February 14, 2013
J. David Wargo