Form 10-K/A
period 2012-12-31
Discovery Communications, Inc.
filed 2013-02-19
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE
The Company is filing this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10−K for the fiscal year ended December 31, 2012 (the "Initial Report") solely to correct typographical errors in the certifications contained in Exhibits 31.1, 31.2, 32.1 and 32.2 to the Initial Report. The corrected certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1. This Amendment No. 1 does not change the Company's previously reported consolidated financial statements or make any other changes to the Initial Report and should be read in conjunction with the Initial Report. The Company has not updated the disclosures contained in the Initial Report to reflect any events that have occurred after the filing date of the Initial Report.

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