Form 10-Q
period 2013-03-31
Discovery Communications, Inc.
filed 2013-05-07
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of April 30, 2013:

Series A Common Stock, par value $0.01 per share	145,988,772
Series B Common Stock, par value $0.01 per share	6,546,897
Series C Common Stock, par value $0.01 per share	92,179,415

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,360	$1,201
Receivables, net	1,148	1,130
Content rights, net	127	122
Deferred income taxes	74	74
Prepaid expenses and other current assets	304	203
Total current assets	4,013	2,730
Noncurrent content rights, net	1,583	1,555
Property and equipment, net	377	388
Goodwill	6,501	6,399
Intangible assets, net	680	611
Equity method investments	1,105	1,095
Other noncurrent assets	162	152
Total assets	$14,421	$12,930
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$67	$71
Accrued expenses and other current liabilities	912	721
Deferred revenues	100	123
Current portion of long-term debt	22	31
Total current liabilities	1,101	946
Long-term debt	6,407	5,212
Deferred income taxes	428	272
Other noncurrent liabilities	210	207
Total liabilities	8,146	6,637
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	33	—
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 45 and 49 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 148 and 147 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 150 shares issued	2	2
Additional paid-in capital	6,716	6,689
Treasury stock, at cost	(2,482)	(2,482)
Retained earnings	2,052	2,075
Accumulated other comprehensive (loss) income	(51)	4
Total Discovery Communications, Inc. stockholders’ equity	6,240	6,291
Noncontrolling interest	2	2
Total equity	6,242	6,293
Total liabilities and equity	$14,421	$12,930
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Distribution	$583	$576
Advertising	508	453
Other	65	56
Total revenues	1,156	1,085
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	342	296
Selling, general and administrative	367	311
Depreciation and amortization	32	29
Restructuring charges	1	1
Total costs and expenses	742	637
Operating income	414	448
Interest expense	(68)	(55)
Losses from equity investees, net	(2)	(48)
Other income (expense), net	33	(2)
Income from continuing operations before income taxes	377	343
Provision for income taxes	(146)	(120)
Income from continuing operations, net of taxes	231	223
Loss from discontinued operations, net of taxes	—	(1)
Net income	231	222
Net income attributable to noncontrolling interests	—	(1)
Net income available to Discovery Communications, Inc. stockholders	$231	$221
Basic earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.64	$0.58
Discontinued operations	$—	$—
Net income	$0.64	$0.57
Diluted earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.63	$0.57
Discontinued operations	$—	$—
Net income	$0.63	$0.57
Weighted average shares outstanding:
Basic	363	386
Diluted	367	390
Income per share amounts may not sum since each is calculated independently.
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2013	2012
Net income	$231	$222
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(59)	11
Derivative and market value adjustments	4	—
Comprehensive income	176	233
Comprehensive income attributable to noncontrolling interests	—	(1)
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$176	$232
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2013		2012
Operating Activities
Net income	$231		$222
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	60		41
Depreciation and amortization	32		30
Content amortization and impairment expense	231		207
Remeasurement gain on previously held equity interest	(92)		—
Equity in losses and distributions from investee companies	4		58
Deferred income tax expense (benefit)	134		(22)
Other, net	69		11
Changes in operating assets and liabilities:
Receivables, net	(20)		(29)
Content rights	(301)		(226)
Accounts payable and accrued liabilities	(70)		(23)
Equity-based compensation liabilities	(59)		(24)
Income tax receivable	(62)		20
Other, net	(26)		(17)
Cash provided by operating activities	131		248
Investing Activities
Purchases of property and equipment	(26)		(21)
Business acquisition, net of cash acquired	(60)		—
Investments in foreign exchange contracts	(39)		—
Distribution from equity method investee	—		17
Investments in and advances to equity method investees	(25)		(38)
Cash used in investing activities	(150)		(42)
Financing Activities
Borrowings from long term debt, net of discount and issuance costs	1,186		—
Principal repayments of capital lease obligations	(11)		(10)
Repurchases of common stock	—		(288)
Tax settlements associated with equity-based plans	(22)		(3)
Proceeds from issuance of common stock in connection with equity-based plans	16		58
Excess tax benefits from equity-based compensation	13		30
Cash provided by (used in) financing activities	1,182		(213)
Effect of exchange rate changes on cash and cash equivalents	(4)		3
Net change in cash and cash equivalents	1,159		(4)
Cash and cash equivalents, beginning of period	1,201		1,048
Cash and cash equivalents, end of period	$2,360		$1,044

Supplemental Cash Flow Information
Cash paid for taxes, net	$(63)		$(38)
Cash paid for interest	$(29)		$(16)
Noncash Investing and Financing Transactions
Investment in OWN	$—		$6
Repurchases of preferred stock	$256	—	$—
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,291	$2	$6,293	$6,517	$2	$6,519
Comprehensive income	176	—	176	232	1	233
Equity-based compensation	20	—	20	18	—	18
Issuance of common stock in connection with equity-based plans	16	—	16	59	—	59
Excess tax benefits from equity-based compensation	13	—	13	30	—	30
Tax settlements associated with equity-based plans	(22)	—	(22)	(3)	—	(3)
Repurchases of preferred and common stock	(256)	—	(256)	(288)	—	(288)
Adjustment of redeemable noncontrolling interest to redemption value	2	—	2	—	—	—
Ending balance	$6,240	$2	$6,242	$6,565	$3	$6,568
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides content across distribution platforms, including through digital distribution arrangements. The Company also develops and sells curriculum-based education products and services. The Company classifies its operations in three segments: U.S. Networks, consisting principally of domestic television networks, websites, and digital distribution arrangements; International Networks, consisting principally of international television networks and websites; and Education, consisting of educational curriculum-based product and service offerings. Financial information for Discovery’s reportable segments is discussed in Note 16.
Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
Reclassifications
Beginning January 1, 2013, the Company reclassified loss from equity method investees, net from other expense, net to a separate line on the consolidated statement of operations for all periods presented.
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Amendment No. 1 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).
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
Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, equity-based compensation, income taxes, other financial instruments, contingencies, and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.
Accounting and Reporting Pronouncements Adopted
Offsetting Assets and Liabilities
In January 2011, the Financial Accounting Standards Board (“FASB”) issued guidance expanding the disclosure requirements for financial instruments that are offset in the balance sheet or subject to a master netting arrangement or similar agreement. In January 2013, the FASB issued additional guidance clarifying that the scope of the guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions. The adoption of the new guidance, effective January 1, 2013, did not have a material impact on the Company's financial statements. (See Note 7.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Fair Value Measurements
In May 2011, the FASB and the International Accounting Standards Board (“IASB”) issued guidance that results in a consistent definition between GAAP and International Financial Reporting Standards (“IFRS”) of fair value and common requirements for measurement and disclosure of fair value. There are several changes under the new guidance. The highest and best use valuation concepts are relevant only when measuring the fair value of nonfinancial assets. The prohibition of the application of a blockage factor extends to all financial measurements. The Company must disclose quantitative information about unobservable inputs used to assess fair value and provide a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. The Company prospectively adopted the new guidance effective January 1, 2012. The adoption of the new guidance did not have a material impact on the Company's financial statements.
Comprehensive Income
In January 2013, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This is required for both annual and interim reporting. The Company retrospectively adopted the new guidance effective January 1, 2013 and elected to present reclassification adjustments from accumulated other comprehensive income in a single note. (See Note 9.)
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
Concentrations Risk
Customers
The Company has long-term contracts with distributors, including the largest distributors in the U.S. and major international distributors. For U.S. Networks, approximately 90% of the Company's distribution revenue comes from the segment's top 10 distributors. For International Networks, approximately 50% of the Company's distribution revenue comes from the segments's top 10 distributors. Agreements in place with with the major cable and satellite operators in the U.S. expire at various times beginning in 2013 through 2020. Failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in affiliate revenue, but it could also experience a reduction in advertising revenue which is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three months ended March 31, 2013 or 2012. The Company’s trade receivables do not represent a significant concentration of credit risk as of March 31, 2013 or December 31, 2012 due to the wide variety of customers and global markets in which the Company operates and their dispersion across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of March 31, 2013, the Company did not anticipate nonperformance by any of its counterparties.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
SBS Nordic
On April 9, 2013, the Company acquired certain television and radio business operations ("SBS Nordic") from Prosiebensat.1 Media AG for cash of approximately $1.8 billion (€1.4 billion) including closing purchase price adjustments. These operations are in Sweden, Norway, Denmark, Finland and England. The Company is currently evaluating the fair value of assets and liabilities acquired and assessing appropriate disclosures for the acquisition.
Discovery Japan
On January 10, 2013, the Company purchased an additional 30% of Discovery Japan for $49 million, net of cash acquired. Discovery Japan operates Discovery Channel and Animal Planet in Japan. As of December 31, 2012, Discovery and Jupiter Telecommunications Co., Ltd ("JCOM") each owned a 50% interest in Discovery Japan, and Discovery accounted for its 50% interest using the equity method of accounting. Discovery consolidated Discovery Japan on January 10, 2013 and recognized a gain of $92 million to account for the difference between the carrying value and the fair value of the previously held 50% equity interest. The gain is included in other income (expense), net in the Company's consolidated statements of operations (see Note 13). The Company used a combination of a discounted cash flow ("DCF") analysis and market-based valuation methodologies, which represent Level 3 fair value measurements, to measure the fair value of Discovery Japan and to perform its preliminary purchase price allocation.
The table below presents the details of cash paid for Discovery Japan and the preliminary allocation of the purchase price to the assets and liabilities acquired (in millions).

January 10, 2013
Goodwill	$112
Intangible assets	86
Other assets acquired	25
Currency translation adjustment	6
Cash	4
Remeasurement gain on previously held equity interest	(92)
Liabilities assumed	(50)
Redeemable noncontrolling interest	(35)
Carrying value of previously held equity interest	(3)
Cash paid	$53
The terms of the agreement provide JCOM with a right to put its 20% noncontrolling interest to Discovery for cash at any time and Discovery with the right to call JCOM's 20% noncontolling interest beginning January 2018. As JCOM's put right is outside the control of the Company, JCOM's 20% noncontrolling interest is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheets (see Note 8).
Switchover Media and Other
On December 28, 2012, the Company acquired Switchover Media, a group of five Italian television channels with children's and entertainment programming. In 2012, the Company also purchased a digital media company in the U.S., a television channel in Dubai, and certain affiliate agreements in Latin America. Total consideration for these businesses was $173 million, net of cash acquired, including $11 million paid in 2013. Contingent consideration of up to $13 million may be paid if certain performance targets are achieved. The Company recorded $70 million and $108 million of intangible assets and goodwill, respectively, in connection with these acquisitions. These business combinations have been included in the Company’s operating results since their acquisition date.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Dispositions
Postproduction Audio Business
On September 17, 2012, the Company sold its postproduction audio business, CSS Studios, LLC and the results of the postproduction audio business have been reflected in loss from discontinued operations, net of taxes, in the consolidated statements of operations. The postproduction audio business was an operating segment combined with Education as a reportable segment.
NOTE 3. VARIABLE INTEREST ENTITIES
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. In certain instances, an investment may qualify as a variable interest entity (“VIE”). As of March 31, 2013 and December 31, 2012, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which operate pay-television networks.
The Company accounts for its interests in VIEs using the equity method. The aggregate carrying values of these equity method investments were $836 million and $825 million as of March 31, 2013 and December 31, 2012, respectively. The Company recognized losses in the consolidated statements of operations of $1 million and $48 million, during the three months ended March 31, 2013 and 2012, respectively, for its portion of net losses generated by VIEs.
As of March 31, 2013, the Company’s estimated risk of loss for investment carrying values, unfunded contractual commitments and guarantees made on behalf of equity method investees was approximately $887 million. The estimated risk of loss excludes the Company’s expected non-contractual funding of OWN and its operating performance guarantee for Hub Television Networks LLC, which is disclosed below.
Hub Television Networks LLC
Hub Television Networks LLC operates The Hub, which is a pay-television network that provides children’s and family entertainment and educational programming. The Company is obligated to provide The Hub with funding up to $15 million; the Company has not provided funding as of March 31, 2013. The Company also provides The Hub distribution, sales and administrative support services for a fee (see Note 14).
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
Through December 31, 2015, the Company has guaranteed the performance of The Hub and is required to compensate Hasbro to the extent that distribution metrics decline versus levels historically achieved by the Discovery Kids channel. This guarantee extends on a declining basis through the period of guarantee. Upon inception of The Hub on May 22, 2009, the maximum amount potentially due under this guarantee was $300 million. As of March 31, 2013, the maximum amount potentially due under this guarantee was less than $100 million. The exposure to loss is expected to decline to zero during 2014. As The Hub’s distribution is obtained under long-term contracts with stable subscriber levels, the Company believes the likelihood is remote that the guaranteed performance levels will not be achieved and, therefore, believes the performance guarantee is unlikely to have an adverse impact on the Company.
The carrying value of the Company’s investment in The Hub was $321 million and $322 million as of March 31, 2013 and December 31, 2012, respectively. The value of the investment may decline if future results vary negatively from the current long range plan. The Company continues to monitor the valuation of its investment in accordance with GAAP, which requires an impairment charge when there is an other-than-temporary decline in the investment’s value. No impairment was recorded during the three months ended March 31, 2013.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

OWN LLC
OWN LLC operates OWN, which is a pay-television network and website that provides adult lifestyle content focused on self-discovery and self-improvement. Based upon the level of equity investment at risk, OWN is a VIE. While the Company and Harpo Inc. ("Harpo") are partners who share equally in voting control, power is not shared because certain activities that significantly impact OWN’s economic performance are directed by Harpo. Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel. Accordingly, the Company has determined that it is not the primary beneficiary of OWN and accounts for its investment in OWN using the equity method. However, the Company provides OWN funding, content licenses, and distribution, sales and administrative support services for a fee (see Note 14).
The Company's combined advances to and note receivable from OWN were $505 million and $482 million, as of March 31, 2013 and December 31, 2012, respectively. During the three months ended March 31, 2013 and 2012, the Company provided OWN with funding of $14 million and $40 million and accrued interest earned on the note receivable of $9 million and $6 million, respectively. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company expects to provide additional funding to OWN and to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo.
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the launch of OWN on January 1, 2011, the Company recognized $104 million or 100% of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began to record 100% of OWN’s net losses. The Company will continue to record 100% of OWN's operating losses as long as Discovery provides all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's future net income will initially be recorded by the Company until Discovery recovers losses absorbed in excess of Discovery’s equity ownership interest.
The carrying value of the Company’s investment in OWN, including its equity method investment and note receivable balance, was $480 million and $469 million as of March 31, 2013 and December 31, 2012, respectively. Given that the early results of OWN’s operations have been below its initial business plan, there is a possibility that the results of OWN’s future operations will fall below the revised long-term projections. The Company continues to monitor the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable and determine whether there is impairment of the Company's investment in OWN. No impairment was recorded during the three months ended March 31, 2013.
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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2013
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$114	$—	$—	$114
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	1,827	—	—	1,827
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	3	—	3
Foreign exchange	Other noncurrent assets	—	7	—	7
Total assets		$1,941	$10	$—	$1,951
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$114	$—	$—	$114
TF1 put right	Other noncurrent liabilities	—	—	14	14
Derivatives:
Foreign exchange	Accrued expenses and other current liabilities	—	22	—	22
Total liabilities		$114	$22	$14	$150

		December 31, 2012
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$96	$—	$—	$96
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	475	—	—	475
Total assets		$571	$—	$—	$571
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$96	$—	$—	$96
Derivatives:
Foreign exchange	Accrued expenses and other current liabilities	—	2	—	2
Total liabilities		$96	$2	$—	$98
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
Derivative financial instruments are comprised of foreign exchange contracts used by the Company to modify its exposure to market risks from foreign exchange rates. The fair value of Level 2 derivative financial instruments was determined using a market-based approach.
On December 21, 2012, the Company acquired 20% equity ownership interests in Eurosport, a European sports satellite and cable network, and in a portfolio of pay television networks from a French media company, TF1, for $264 million, including transaction costs. TF1 has the right to require the Company to purchase its remaining shares at various dates should Discovery acquire a controlling interest in Eurosport. Written puts that do not qualify for equity classification are reported at fair value and subsequently marked to fair value through earnings regardless of associated contingencies.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value measurement of the TF1 put was determined through the use of a Monte Carlo simulation model. The Monte Carlo model simulates the various sources of uncertainty impacting the value of a financial instrument and uses those simulations to develop an estimated fair value for the instrument. The valuation methodology for the TF1 put is based on unobservable estimates and judgments, and therefore represents a Level 3 fair value measurement. At March 31, 2013 and December 31, 2012, the fair value of the TF1 put was determined to be $14 million. During the three months ended March 31, 2013, there were no changes to the valuation methodology used to estimate the fair value of the put. (See Note 15.)
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable and debt. The carrying values for cash, accounts receivable and accounts payable approximated their fair values. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.0 billion and $5.9 billion as of March 31, 2013 and December 31, 2012, respectively.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	March 31, 2013	December 31, 2012
Produced content rights:
Completed	$2,821	$2,724
In-production	328	308
Coproduced content rights:
Completed	578	566
In-production	77	76
Licensed content rights:
Acquired	487	483
Prepaid	16	17
Content rights, at cost	4,307	4,174
Accumulated amortization	(2,597)	(2,497)
Total content rights, net	1,710	1,677
Current portion	(127)	(122)
Noncurrent portion	$1,583	$1,555
Content expense consists of content amortization, impairments and other production charges and is included in cost of revenues in the consolidated statements of operations. Content expense was $256 million and $228 million for the three months ended March 31, 2013 and 2012, respectively. Content impairments were $4 million and $3 million for the three months ended March 31, 2013 and 2012, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	March 31, 2013	December 31, 2012
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
3.30% Senior Notes, semi-annual interest, due May 2022	500	500
3.25% Senior Notes, semi-annual interest, due April 2023	350	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	500
4.875% Senior Notes, semi-annual interest, due April 2043	850	—
Capital lease obligations	97	110
Total long-term debt	6,447	5,260
Unamortized discount	(18)	(17)
Long-term debt, net	6,429	5,243
Current portion of long-term debt	(22)	(31)
Noncurrent portion of long-term debt	$6,407	$5,212
On March 19, 2013, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued $1.2 billion aggregate principal amount of senior notes consisting of $350 million aggregate principal amount of 3.25% Senior Notes due April 1, 2023 and $850 million aggregate principal amount of 4.875% Senior Notes due April 1, 2043 (the "2023 and 2043 Notes"). The proceeds received by DCL from the offering were net of a $2 million issuance discount and $12 million of deferred financing costs.
DCL has the option to redeem some or all of the 2023 and 2043 Notes at any time prior to their maturity by paying a make-whole premium plus accrued and unpaid interest, if any, through the date of repurchase. Interest on the 2023 and 2043 Notes is payable on April 1 and October 1 of each year. The 2023 and 2043 Notes are unsecured and rank equally in right of payment with all of DCL's other unsecured senior indebtedness and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery.
In addition to the debt instruments listed in the table above, the Company also has access to a $1.0 billion revolving credit facility. There were no amounts drawn under the revolving credit facility as of March 31, 2013 or December 31, 2012. If the Company were to draw on the revolving credit facility, outstanding balances would bear interest at a variable rate determined pursuant to the lending agreement. Balances outstanding under the revolving credit facility would be due on the expiration date which is October 12, 2017.
The revolving credit facility contains affirmative and negative covenants, including an interest coverage ratio and leverage ratio, events of default and other customary provisions. The Company was in compliance with all covenants and there were no events of default as of March 31, 2013 and December 31, 2012.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company may use derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes. The Company may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in the Company's earnings and cash flows. For its fixed rate debt, the Company may enter into variable interest rate swaps effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR in order to reduce the amount of interest paid.
During the three months ended March 31, 2013, the Company used hedges for various purposes. The Company entered into foreign exchange contracts in connection with forecasted business combinations (see Note 2). These derivatives, which economically hedged the Company's exposure to fluctuations in certain foreign currency exchange rates, did not qualify for hedge accounting and realized and unrealized losses resulting thereon were reflected in the consolidated statements of

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

operations. The Company designated foreign currency forward contracts used to hedge anticipated distribution revenue as cash flow hedges. Gains and losses on the effective portion of designated cash flow hedges are initially recorded in accumulated other comprehensive (loss) income on the consolidated balance sheet and reclassified to the statement of operations when the hedged item is recognized. The Company also entered into interest rate contracts to hedge the pricing for senior notes issued in 2013 and 2012 (see Note 6). The derivatives qualified for hedge accounting and unrealized gains and losses from changes in fair value were recorded as a component of other comprehensive (loss) income and will be amortized into income over the life of the notes. There were no unsettled interest rate contracts held by the Company as of March 31, 2013 and December 31, 2012.
The Company records all derivative contracts at fair value (see Note 4); derivatives in an asset position are classified as assets, and derivatives in a liability position are classified as liabilities on the consolidated balance sheet. The Company's master netting agreements allow the Company to settle derivative contracts denominated in the same currency with a single counterparty on the same day on a net basis. There were no amounts able to be offset under master netting agreements as of March 31, 2013 and December 31, 2012.
The following table summarizes the notional amount and fair value of the Company's derivative positions as of March 31, 2013 and December 31, 2012 (in millions).

	Balance Sheet Location	March 31, 2013		December 31, 2012
		Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$55	$3	$—	$—
Foreign exchange	Other noncurrent assets	$47	$7	$—	$—
Derivatives not designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$—	$—	$661	$—
Foreign exchange	Other current liabilities	$1,649	$(22)	$56	$(2)

The following table presents the impact of derivative instruments on income and other comprehensive (loss) income (in millions).

		Three Months Ended March 31,
	Instrument Type	2013	2012
Derivatives designated as hedges:
Amount recognized in other comprehensive (loss) income, gross of tax	Foreign exchange	$5	$—
Derivatives not designated as hedges:
Amount recognized in other expense, net	Foreign exchange	$(59)	$—
NOTE 8. REDEEMABLE NONCONTROLLING INTEREST
In connection with the acquisition of Discovery Japan on January 10, 2013, the Company recognized $35 million for the fair value of JCOM's noncontrolling interest (see Note 2). The terms of the agreement provide JCOM with a right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. For the first four years, the settlement value is the acquisition date fair value denominated in Japanese yen; thereafter, the redemption value is the greater of the then current fair value or acquisition date fair value. Because JCOM's put right is outside the Company's control, JCOM's 20% noncontrolling interest is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet.
Redeemable noncontrolling interest reflected as of the balance sheet date is the greater of the calculated redemption value at the period end foreign exchange rate or the noncontrolling interest balance adjusted for comprehensive income attributable to noncontrolling interest. Adjustments to the carrying amount of redeemable noncontrolling interest to redemption value are recorded to retained earnings.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the reconciliation of changes in the redeemable noncontrolling interest (in millions).

Redeemable Noncontrolling Interest
Balance, January 10, 2013	$35
Adjustment of noncontrolling interest to redemption value	(2)
Balance, March 31, 2013	$33
NOTE 9. EQUITY
Stock Repurchase Program
Under the stock repurchase program, management is authorized to purchase shares through open market transactions or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements and subject to stock price, business conditions, market conditions and other factors. The total authorization under the stock repurchase program is $4.0 billion. As of March 31, 2013, the Company had remaining authorization of $1.5 billion for future repurchases of its common stock under the stock repurchase program, of which $518 million and $1.0 billion will expire on April 25, 2014 and December 11, 2014, respectively.
Repurchased stock is recorded in treasury stock on the consolidated balance sheet. The Company made no stock repurchases during the three months ended March 31, 2013. During the three months ended March 31, 2012 the Company repurchased 6.9 million Series C common shares for $288 million through open market transactions using cash on hand. As of March 31, 2013, the Company had repurchased 2.0 million and 56.7 million shares of Series A and Series C common stock over the life of the program for the aggregate purchase price of $109 million and $2.4 billion, respectively.
Preferred Stock Repurchase
On March 6, 2013, the Company agreed to repurchase and retire 4 million shares of its Series C convertible preferred stock from Advance Programming Holdings, LLC for an aggregate purchase price of $256 million. The repurchase was made outside of the Company's publicly announced stock repurchase program. The $256 million aggregate purchase price was recorded as a decrease of par value of preferred stock and retained earnings. The share repurchase was completed on April 5, 2013 using cash on hand. As of March 31, 2013, a share repurchase liability was recorded in accrued expenses and other current liabilities on the consolidated balance sheets.
Other Comprehensive (Loss) Income
The table below presents the tax effects related to each component of other comprehensive (loss) income and reclassifications made into the consolidated statements of operations (in millions).

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments:
Unrealized (losses)/gains	$(64)	$11	$(53)	$18	$(7)	$11
Reclassification of cumulative translation adjustments to other income (expense), net	(9)	3	(6)	—	—	—
Derivative and market value adjustments:
Unrealized gains	7	(3)	4	—	—	—
Other comprehensive (loss) income	$(66)	$11	$(55)	$18	$(7)	$11

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive (Loss) Income
The table below presents the changes in the components of accumulated other comprehensive (loss) income, net of taxes (in millions).

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(1)	$5	$4	$(29)	$6	$(23)
Other comprehensive (loss) income before reclassifications	(53)	4	(49)	11	—	11
Amount reclassified from accumulated other comprehensive income	(6)	—	(6)	—	—	—
Other comprehensive (loss) income	(59)	4	(55)	11	—	11
Ending balance	$(60)	$9	$(51)	$(18)	$6	$(12)

NOTE 10. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which unit awards, stock options, performance based restricted stock units (“PRSUs”), time based restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) have been issued. During the three months ended March 31, 2013, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2012 Form 10-K.
Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended March 31,
	2013	2012
Unit awards	$24	$20
SARs	16	3
PRSUs and RSUs	12	7
Stock options	8	11
Total equity-based compensation expense	$60	$41
Tax benefit recognized	$23	$15
Compensation expense for all awards was recorded in selling, general and administrative expense in the consolidated statements of operations. As of March 31, 2013 and December 31, 2012, the Company recorded total liabilities for cash-settled awards of $60 million and $80 million, respectively.
Equity-Based Award Activity
Unit Awards
The table below presents unit award activity (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	3.1	$34.78
Settled	(1.4)	31.02		$49
Outstanding as of March 31, 2013	1.7	$37.90	1.08	$69
Vested and expected to vest as of March 31, 2013	1.6	$37.89	1.08	$65

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price of Company stock exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. As of March 31, 2013, the weighted-average fair value of unit awards outstanding was $40.75 per unit award. The Company made cash payments to settle vested unit awards totaling $49 million and $24 million during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $33 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 1.47 years.
SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	1.8	$41.13
Granted	1.9	65.23
Settled	(0.4)	41.29		$10
Outstanding as of March 31, 2013	3.3	$55.10	2.13	$76
Vested and expected to vest as of March 31, 2013	3.0	$55.09	2.13	$72
As of March 31, 2013, the weighted-average fair value of SARs outstanding was $25.83 per award. The Company made cash payments of $10 million and zero to settle exercised SARs during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $56 million of unrecognized compensation cost, net of estimated forfeitures, related to SARs, which is expected to be recognized over a weighted-average period of 2.03 years.
PRSUs and RSUs
The table below presents PRSU and RSU activity (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2012	2.9	$39.66
Granted	0.3	74.93
Converted	(0.7)	33.59		$47
Outstanding as of March 31, 2013	2.5	$46.07	1.73	$200
Vested and expected to vest as of March 31, 2013	2.3	$45.66	1.69	$184
PRSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service and whether the Company achieves certain operating performance targets. As of March 31, 2013, there were approximately 2 million outstanding PRSUs with a weighted-average grant price of $43.57. As of March 31, 2013, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $33 million, which is expected to be recognized over a weighted-average period of 1.50 years.
RSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service. As of March 31, 2013, there were approximately 1 million outstanding RSUs with a weighted-average grant price of $51.40. As of March 31, 2013, unrecognized compensation cost, net of expected forfeitures, related to RSUs was $30 million, which is expected to be recognized over a weighted-average period of 2.69 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	9.0	$28.53
Granted	0.9	74.63
Exercised	(0.5)	33.01		$21
Outstanding as of March 31, 2013	9.4	$32.92	5.31	$432
Vested and expected to vest as of March 31, 2013	9.2	$32.23	5.31	$426
Exercisable as of March 31, 2013	5.7	$22.25	5.05	$321
The Company received cash payments from the exercise of stock options totaling $15 million and $57 million during the three months ended March 31, 2013 and 2012, respectively. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2013 was $24.60 per option. As of March 31, 2013, there was $51 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.99 years.
Employee Stock Purchase Plan
The Discovery Communications, Inc. 2011 Employee Stock Purchase Plan (the "DESPP") enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. During the three months ended March 31, 2013 and 2012, the Company received cash totaling $1 million from the purchase of 20,000 shares.
NOTE 11. INCOME TAXES
The Company's provisions for income taxes on income from continuing operations were $146 million and $120 million, and the effective income tax rates were 39% and 35%, for the three months ended March 31, 2013 and 2012, respectively.
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended March 31,
	2013	2012
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	3%	3%
Effect of foreign operations	1%	1%
Domestic production activity deductions	1%	(3)%
Remeasurement gain on previously held equity interest	(2)%	—%
Other, net	1%	(1)%
Effective income tax rate	39%	35%
The income tax rate for the three months ended March 31, 2013 increased 4% compared to the prior year. The increase was primarily due to an $11 million decrease in tax benefits from domestic production activity deductions, following legislative changes enacted in 2013. The impact of this change is recognized in the current quarter. In addition, the $92 million remeasurement gain on previously held equity interest for the three months ended March 31, 2013 is not taxable in the current year because the Company intends to indefinitely defer the realization of this gain for tax purposes.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service (“IRS”) for its 2009 and 2008 consolidated federal income tax returns. The Company has not been advised of any material adjustments. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's reserves for uncertain tax positions at March 31, 2013 and December 31, 2012 totaled $132 million and $128 million, respectively. The increase in the reserve during the three months ended March 31, 2013 was attributable, in approximately equal proportion, to uncertainties regarding allocation and taxation of income among multiple jurisdictions and the eligibility for, and application of, the rules surrounding certain tax credits.
As of March 31, 2013 and December 31, 2012 the Company had accrued approximately $11 million and $9 million, respectively, of total interest and penalties payable related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease as much as $10 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
NOTE 12. EARNINGS PER SHARE
The table below sets forth the computation of the weighted-average number of shares outstanding utilized in determining basic and diluted earnings per share (in millions, except per share amounts).

	Three Months Ended March 31,
	2013	2012
Numerator:
Income from continuing operations, net of taxes	$231	$223
Less:
Net income attributable to noncontrolling interests	—	(1)
Income from continuing operations available to Discovery Communications, Inc. stockholders	231	222
Loss from discontinued operations available to Discovery Communications, Inc. stockholders	—	(1)
Net income available to Discovery Communications, Inc. stockholders	$231	$221

Denominator:
Weighted average shares outstanding — basic	363	386
Weighted average dilutive effect of equity awards	4	4
Weighted average shares outstanding — diluted	367	390

Basic earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.64	$0.58
Discontinued operations	$—	$—
Net income	$0.64	$0.57
Diluted earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.63	$0.57
Discontinued operations	$—	$—
Net income	$0.63	$0.57
Income per share amounts may not sum since each is calculated independently.
Earnings per share is calculated by dividing the applicable earnings available to Discovery Communications, Inc. stockholders by the weighted-average number of shares outstanding.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At March 31, 2013 and 2012, the weighted average number of basic and diluted shares outstanding included the Company’s outstanding Series A, Series B and Series C common stock, as well as its outstanding Series A and Series C convertible preferred stock, as the holder of each common and preferred series legally participates equally in any per share distributions. Diluted earnings per share adjusts basic earnings per share for the dilutive effect of the assumed exercise of outstanding equity awards using the treasury stock method. Diluted earnings per share also adjusts basic earnings per share for the dilutive effect of the assumed vesting of outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period.
The table below presents the details of the equity-based awards and preferred shares that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended March 31,
	2013	2012
Anti-dilutive stock options, PRSUs and RSUs	—	2
PRSUs whose performance targets have not been achieved	1	2
Contingently issuable preferred shares	1	1
NOTE 13. SUPPLEMENTAL DISCLOSURES
The table below presents the components of accrued expenses and other current liabilities (in millions).

	March 31, 2013	December 31, 2012
Accrued repurchase of preferred stock	$256	$—
Accrued payroll and related benefits	212	275
Content rights payable	96	131
Accrued interest	80	30
Accrued income taxes	53	59
Current portion of equity-based compensation liabilities	46	55
Accrued other	169	171
Total accrued expenses and other current liabilities	$912	$721
The table below presents the components of other expense, net (in millions).

	Three Months Ended March 31,
	2013	2012
Remeasurement gain on previously held equity interest	$92	$—
Losses on derivative instruments	(59)	—
Other expense	—	(2)
Total other income (expense), net	$33	$(2)
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. The Company provides equity method investees, including unconsolidated VIEs, with content licenses and services such as distribution, sales and administrative support (see Note 3). Related parties also include entities that share common directorship or ownership, such as Liberty Global, Inc. ("Liberty Global"). Discovery’s Board of Directors includes three members who serve as directors of Liberty Global. John C. Malone is Chairman of the Board of Liberty Global and beneficially owns approximately 36% of the aggregate voting power of Liberty Global with respect to the election of directors. Revenue from Liberty Global is earned under contractual arrangements for multi-year network distribution arrangements. Other primarily consists of distribution revenue from JCOM earned by Discovery Japan. Following the consolidation of Discovery Japan, revenues earned from JCOM are reflected in related party revenues (see Note 2).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2013	2012
Revenues and service charges:
Liberty Global	$12	$13
Equity method investees(a)	16	27
Other	4	—
Total revenues and service charges	$32	$40
Interest income(b)	$9	$6
Expenses	$6	$8

(a) The decrease in revenue from transactions with equity method investees is primarily attributable to the consolidation of Discovery Japan and lower sales of content to OWN.
(b) The Company records interest earnings from loans to equity method investees as a component of losses from equity method investees, net, in the consolidated statements of operations.
Of the revenues and other service charges earned from transactions with equity method investees, the Company provided funding for $8 million and $14 million for the three months ended March 31, 2013 and 2012, respectively.
The table below presents receivables due from related parties (in millions).

	March 31, 2013	December 31, 2012
Receivables	$15	$19
Note receivable (see Note 3)	$505	$482
NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
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
Contingencies
Put Right
The Company has granted put rights related to various partially owned subsidiaries and investments. Harpo has the right to require the Company to purchase its interest in OWN for fair value at various dates (see Note 3). No amounts have been recorded by the Company for the Harpo put right. TF1 has the right to require the Company to purchase its remaining shares at various dates should Discovery acquire a controlling interest in Eurosport. The TF1 put right is recorded at fair value (see Note 4). Additionally, JCOM has the right to require the Company to purchase its redeemable interest in Discovery Japan. The Company recorded the JCOM put right as redeemable noncontrolling interest (see Note 8).
Legal Matters
In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Guarantees
The Company has guaranteed a certain level of operating performance for The Hub (see Note 3). There were no amounts recorded for guarantees associated with equity method investees as of March 31, 2013 or December 31, 2012.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company may provide indemnities intended to protect others from certain business risks. Similarly, the Company may remain contingently liable for certain obligations in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of March 31, 2013 or December 31, 2012.
NOTE 16. REPORTABLE SEGMENTS
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
The tables below present summarized financial information for each of the Company’s reportable segments (in millions).

	Three Months Ended March 31,
	2013	2012
Revenues:
U.S. Networks	$686	$681
International Networks	444	380
Education	27	24
Corporate and inter-segment eliminations	(1)	—
Total revenues	$1,156	$1,085

	Three Months Ended March 31,
	2013	2012
Total Adjusted OIBDA:
U.S. Networks	$377	$395
International Networks	184	171
Education	7	6
Corporate and inter-segment eliminations	(70)	(64)
Total Adjusted OIBDA	$498	$508

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2013	2012
Reconciliation of Total Adjusted OIBDA to Operating Income:
Total Adjusted OIBDA	$498	$508
Amortization of deferred launch incentives	(5)	(5)
Mark-to-market equity-based compensation	(46)	(25)
Depreciation and amortization	(32)	(29)
Restructuring charges	(1)	(1)
Operating income	$414	$448

	March 31, 2013	December 31, 2012
Total assets:
U.S. Networks	$2,955	$2,878
International Networks	2,170	1,984
Education	57	63
Corporate and inter-segment eliminations	9,239	8,005
Total assets	$14,421	$12,930
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CODM.
NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of March 31, 2013 and December 31, 2012, the senior notes outstanding (see Note 6) have been issued by DCL, a wholly-owned subsidiary of the Company, pursuant to Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company (collectively, the “Issuers”), may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
March 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,191	$169	$—	$—	$2,360
Receivables, net	—	—	415	740	—	(7)	1,148
Content rights, net	—	—	9	118	—	—	127
Deferred income taxes	—	—	33	41	—	—	74
Prepaid expenses and other current assets	116	—	125	67	—	(4)	304
Intercompany trade receivables, net	—	—	190	—	—	(190)	—
Total current assets	116	—	2,963	1,135	—	(201)	4,013
Investment in and advances to subsidiaries	6,382	6,406	5,386	—	4,269	(22,443)	—
Noncurrent content rights, net	—	—	634	949	—	—	1,583
Goodwill	—	—	3,769	2,732	—	—	6,501
Equity method investments	—	—	337	768	—	—	1,105
Other noncurrent assets	—	20	509	710	—	(20)	1,219
Total assets	$6,498	$6,426	$13,598	$6,294	$4,269	$(22,664)	$14,421
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$6	$16	$—	$—	$22
Other current liabilities	257	23	393	417	—	(11)	1,079
Intercompany trade payables, net	—	—	—	190	—	(190)	—
Total current liabilities	257	23	399	623	—	(201)	1,101
Long-term debt	—	—	6,344	63	—	—	6,407
Other noncurrent liabilities	1	—	449	187	21	(20)	638
Total liabilities	258	23	7,192	873	21	(221)	8,146
Redeemable noncontrolling interest	—	—	—	33	—	—	33
Equity attributable to Discovery Communications, Inc.	6,240	6,403	6,406	5,388	4,248	(22,445)	6,240
Noncontrolling interests	—	—	—	—	—	2	2
Total equity	6,240	6,403	6,406	5,388	4,248	(22,443)	6,242
Total liabilities and equity	$6,498	$6,426	$13,598	$6,294	$4,269	$(22,664)	$14,421

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,022	$179	$—	$—	$1,201
Receivables, net	—	—	406	725	—	(1)	1,130
Content rights, net	—	—	7	115	—	—	122
Deferred income taxes	—	—	33	34	—	7	74
Prepaid expenses and other current assets	46	—	106	51	—	—	203
Intercompany trade receivables, net	—	—	96	—	—	(96)	—
Total current assets	46	—	1,670	1,104	—	(90)	2,730
Investment in and advances to consolidated subsidiaries	6,246	6,264	5,305	—	4,178	(21,993)	—
Noncurrent content rights, net	—	—	599	956	—	—	1,555
Goodwill	—	—	3,769	2,630	—	—	6,399
Equity method investments	—	—	339	756	—	—	1,095
Other noncurrent assets	—	20	505	646	—	(20)	1,151
Total assets	$6,292	$6,284	$12,187	$6,092	$4,178	$(22,103)	$12,930
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$7	$24	$—	$—	$31
Other current liabilities	—	17	362	537	—	(1)	915
Intercompany trade payables, net	—	—	—	96	—	(96)	—
Total current liabilities	—	17	369	657	—	(97)	946
Long-term debt	—	—	5,146	66	—	—	5,212
Other noncurrent liabilities	1	—	408	62	21	(13)	479
Total liabilities	1	17	5,923	785	21	(110)	6,637
Equity attributable to Discovery Communications, Inc.	6,291	6,267	6,264	5,307	4,157	(21,995)	6,291
Noncontrolling interests	—	—	—	—	—	2	2
Total equity	6,291	6,267	6,264	5,307	4,157	(21,993)	6,293
Total liabilities and equity	$6,292	$6,284	$12,187	$6,092	$4,178	$(22,103)	$12,930

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$443	$718	$—	$(5)	$1,156
Costs of revenues, excluding depreciation and amortization	—	—	110	236	—	(4)	342
Selling, general and administrative	3	—	72	293	—	(1)	367
Depreciation and amortization	—	—	9	23	—	—	32
Restructuring charges	—	—	—	1	—	—	1
Total costs and expenses	3	—	191	553	—	(5)	742
Operating (loss) income	(3)	—	252	165	—	—	414
Equity in earnings of subsidiaries	233	233	157	—	155	(778)	—
Interest expense	—	—	(67)	(1)	—	—	(68)
Losses from equity investees, net	—	—	—	(2)	—	—	(2)
Other (expense) income, net	—	—	(59)	92	—	—	33
Income from continuing operations before income taxes	230	233	283	254	155	(778)	377
Benefit from (provision for) income taxes	1	—	(50)	(97)	—	—	(146)
Net income available to Discovery Communications, Inc. stockholders	$231	$233	$233	$157	$155	$(778)	$231

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$425	$662	$—	$(2)	$1,085
Costs of revenues, excluding depreciation and amortization	—	—	92	206	—	(2)	296
Selling, general and administrative	3	—	71	238	—	(1)	311
Depreciation and amortization	—	—	9	20	—	—	29
Restructuring charges	—	—	—	1	—	—	1
Total costs and expenses	3	—	172	465	—	(3)	637
Operating (loss) income	(3)	—	253	197	—	1	448
Equity in earnings of subsidiaries	223	223	90	—	150	(686)	—
Interest expense	—	—	(54)	(1)	—	—	(55)
Losses from equity investees, net	—	—	—	(48)	—	—	(48)
Other (expense) income, net	—	—	(1)	(1)	1	(1)	(2)
Income from continuing operations before income taxes	220	223	288	147	151	(686)	343
Benefit from (provision for) income taxes	1	—	(65)	(56)	—	—	(120)
Income from continuing operations, net of taxes	221	223	223	91	151	(686)	223
Loss from discontinued operations, net of taxes	—	—	—	—	(1)	—	(1)
Net income	221	223	223	91	150	(686)	222
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to Discovery Communications, Inc. stockholders	$221	$223	$223	$91	$150	$(687)	$221

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$231	$233	$233	$157	$155	$(778)	$231
Other comprehensive income, net of tax:
Currency translation adjustments	(59)	(59)	(59)	(59)	(39)	216	(59)
Derivative and market value adjustments	4	4	4	1	3	(12)	4
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$176	$178	$178	$99	$119	$(574)	$176

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$221	$223	$223	$91	$150	$(686)	$222
Other comprehensive loss, net of tax:
Currency translation adjustments	11	11	11	11	7	(40)	11
Comprehensive income	$232	$234	$234	$102	$157	$(726)	$233
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$232	$234	$234	$102	$157	$(727)	$232

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(72)	$7	$83	$113	$—	$—	$131
Investing Activities
Purchases of property and equipment	—	—	(11)	(15)	—	—	(26)
Business acquisition, net of cash acquired	—	—	—	(60)	—	—	(60)
Investments in foreign exchange contracts	—	—	(39)	—	—	—	(39)
Investments in and advances to equity method investees	—	—	—	(25)	—	—	(25)
Cash used in investing activities	—	—	(50)	(100)	—	—	(150)
Financing Activities
Borrowings from long term debt, net of discounts and issuance costs	—	—	1,186	—	—	—	1,186
Principal repayments of capital lease obligations	—	—	(2)	(9)	—	—	(11)
Tax settlements associated with equity-based plans	(22)	—	—	—	—	—	(22)
Proceeds from issuance of common stock in connection with equity-based plans	16	—	—	—	—	—	16
Excess tax benefits from equity-based compensation	13	—	—	—	—	—	13
Inter-company contributions and other financing activities, net	65	(7)	(48)	(10)	—	—	—
Cash provided by (used in) financing activities	72	(7)	1,136	(19)	—	—	1,182
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	—	(4)
Net change in cash and cash equivalents	—	—	1,169	(10)	—	—	1,159
Cash and cash equivalents, beginning of period	—	—	1,022	179	—	—	1,201
Cash and cash equivalents, end of period	$—	$—	$2,191	$169	$—	$—	$2,360

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by operating activities	$58	$2	$83	$105	$—	$—	$248
Investing Activities
Purchases of property and equipment	—	—	(9)	(12)	—	—	(21)
Distribution from equity method investees	—	—	—	17	—	—	17
Investments in and advances to equity method investees	—	—	—	(38)	—	—	(38)
Cash used in investing activities	—	—	(9)	(33)	—	—	(42)
Financing Activities
Principal repayments of capital lease obligations	—	—	(1)	(9)	—	—	(10)
Repurchases of common stock	(288)	—	—	—	—	—	(288)
Tax settlements associated with equity-based plans	(3)	—	—	—	—	—	(3)
Proceeds from issuance of common stock in connection with equity-based plans	58	—	—	—	—	—	58
Excess tax benefits from equity-based compensation	30	—	—	—	—	—	30
Inter-company contributions and other financing activities, net	145	(2)	(52)	(91)	—	—	—
Cash used in financing activities	(58)	(2)	(53)	(100)	—	—	(213)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	—	3
Net change in cash and cash equivalents	—	—	21	(25)	—	—	(4)
Cash and cash equivalents, beginning of period	—	—	964	83	1	—	1,048
Cash and cash equivalents, end of period	$—	$—	$985	$58	$1	$—	$1,044

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of broadband distribution and production companies; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors,” in our 2012 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides programming across multiple distribution platforms throughout the world, including through digital distribution arrangements. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC and Animal Planet. We also have a diversified portfolio of websites and other digital media services and develop and sell curriculum-based educational products and services.
Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition branded channels and businesses that can sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded television networks, we are extending content distribution across new platforms, including brand-aligned websites, on-line streaming, mobile devices, VOD and broadband channels, which provide promotional platforms for our television content and serve as additional sources for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home ("DTH") satellite operators, and other content distributors who deliver our content to their customers.
Our content spans genres including science, exploration, survival, natural history, technology, docu-series, anthropology, paleontology, history, space, archeology, health and wellness, engineering, adventure, lifestyles, forensics, civilizations, current events and kids. We have an extensive library of content and own all or most rights to our content and footage, which enables us to exploit our library to launch new brands and services into new markets quickly. Our programming can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. Substantially all of our programming is produced in high definition (“HD”) format.
We classify our operations in three segments: U.S. Networks, consisting principally of domestic television networks, websites, and digital distribution arrangements; International Networks, consisting principally of international television networks and websites; and Education, consisting of educational curriculum-based product and service offerings.
U.S. Networks
U.S. Networks generated revenues of $686 million during the three months ended March 31, 2013, which represented 59% of our total consolidated revenues. Our U.S. Networks segment wholly owns and operates nine national television networks, including Discovery Channel, TLC, Animal Planet, Investigation Discovery, and Science. In addition, this segment holds equity method interests in OWN, The Hub, and 3net.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ content, which include cable and DTH satellite service providers and digital distributors, and from advertising sold on our television networks and websites. U.S. Networks also generates income by providing sales representation and network distribution services to equity method investee networks and licensing our brands for consumer products.
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive, and if applicable, for annual graduated rate increases. Carriage of our networks depends on channel placement and package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers.
Advertising revenue is based on the price received for available advertising spots and is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In the U.S., advertising time is sold in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for upcoming seasons, and by purchasing in advance, lock in the advertising rates they will pay for the upcoming year. A portion of many upfront advertising commitments includes options whereby the advertiser may reduce its purchase commitment. In the scatter market, advertisers buy advertising time when the commercials will be run, which may expose advertisers to short-term volatility on the rates they receive and often results in a pricing premium compared to the upfront rates. The mix of advertising time sold between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions.
During the three months ended March 31, 2013, distribution, advertising and other revenues were 45%, 52% and 3%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet, collectively, generated 71% of U.S. Networks’ total revenues for the three months ended March 31, 2013.
U.S. Networks’ largest single cost is content expense, which includes content amortization, content impairments, and production costs. U.S. Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method of amortization over the estimated useful lives of the content of up to five years. Most of our content is amortized using an accelerated amortization method.
International Networks
International Networks generated revenues of $444 million during the three months ended March 31, 2013, which represented 38% of our total consolidated revenues. Our International Networks segment principally consists of national and pan-regional television networks. Discovery Channel, Animal Planet, and TLC lead the International Networks’ branded television networks, which are distributed in virtually every pay-television market in the world through operational centers in London, Singapore, and Miami. Of U.S. television companies, International Networks has one of the largest international distribution platforms of television networks with as many as fourteen networks in more than 200 countries and territories. As of March 31, 2013, International Networks operated over 190 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also operates free-to-air networks in the U.K., Germany, Italy and Spain. International Networks continues to pursue expansion through launching new distribution feeds and acquiring businesses.
Similar to U.S. Networks, the primary sources of revenue for International Networks are fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and advertising sold on our television networks. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital television markets, while others remain in the analog environment with varying degrees of investment from operators with regard to expanding channel capacity or converting to digital technologies. Common practice in some markets results in long-term contractual distribution relationships, while customers in other markets often renew contracts annually. Distribution revenue for our International Networks segment is largely dependent on the number of subscribers that receive our networks or content, the rates negotiated in the agreements, and the market demand for the content that we provide.
Advertising revenue is dependent upon a number of factors including the stage of development of pay and free-to-air television markets, the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, we expect that advertising revenue growth will result from continued subscriber growth, our localization strategy, and the shift of advertising spending from traditional analog networks to channels in the multi-channel environment. In relatively mature markets, such as Western Europe, growth in advertising revenue will come from increasing viewership and pricing of advertising on our existing television networks and the launching of new services, both organic and through acquisitions. During the three months ended March 31, 2013, distribution, advertising and other revenues were 62%, 34% and 4%, respectively, of total net revenues for this segment.
International Networks’ largest cost is content expense. International Networks executes a localization strategy by offering programming from U.S. Networks, customized content and localized schedules via our distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. Most of our content is amortized using an accelerated amortization method.
On December 21, 2012, our International Networks segment acquired 20% equity ownership interests in Eurosport, a European sports satellite and cable network, and a portfolio of pay television networks from TF1, a French media company, for $264 million in cash, including transaction costs. We account for Eurosport and the TFI pay television networks as equity method investments. We have a call right that enables us to purchase a controlling interest in Eurosport starting December 2014 and for one year thereafter. If we exercise our call right, TF1 will have the right to put its remaining interest to us for one year thereafter. The arrangement is intended to increase the growth of Eurosport, which focuses on niche but regionally popular sports such as tennis, skiing, cycling and skating, and enhance our pay television offerings in France.
On December 28, 2012, we acquired Switchover Media, a group of five Italian television channels with children's and entertainment programming. Switchover Media has been included in our operating results since the acquisition date. (See Note 2 to the accompanying consolidated financial statements.)
On January 10, 2013, we purchased an additional 30% ownership interest in Discovery Japan, which was previously a 50% owned equity method investee. As a result, we now have a controlling financial interest in Discovery Japan and account for it as a consolidated subsidiary. We recognized a $92 million gain upon consolidation to account for the difference between the carrying value and the fair value of the previously held equity interest.
On April 9, 2013, we acquired the television and radio operations of SBS Nordic from Prosiebensat.1 Media AG for cash of approximately $1.8 billion (€1.4 billion) in cash, including closing purchase price adjustments. (See Note 2 to the accompanying consolidated financial statements.)
Education
Education generated revenues of $27 million during the three months ended March 31, 2013, which represented 2% of our total consolidated revenues for the three months ended March 31, 2013. Our Education segment is comprised of educational curriculum-based product and service offerings. This segment generates revenues primarily from subscriptions charged to K-12 schools for access to an on-line suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessment and publication of hard-copy curriculum-based content. Our Education segment also participates in global brand and content licensing and engages in partnerships with leading non-profits, corporations, foundation and trade associations.
RESULTS OF OPERATIONS
Discontinued Operations
On September 17, 2012, we sold our postproduction audio business, whose results of operations have been reclassified to discontinued operations for all periods presented (see Note 2 to the accompanying financial statements). The postproduction audio business was an operating segment combined with Education as a reportable segment.
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,				Excluding the Impact of FX
	2013	2012	$ Change	% Change	$ Change	% Change
Revenues:
Distribution	$583	$576	7	1%	9	2%
Advertising	508	453	55	12%	58	13%
Other	65	56	9	16%	9	16%
Total revenues	1,156	1,085	71	7%	76	7%
Costs of revenues, excluding depreciation and amortization	342	296	46	16%	47	16%
Selling, general and administrative	367	311	56	18%	51	16%
Depreciation and amortization	32	29	3	10%	2	7%
Restructuring charges	1	1	—	—%	—	—%
Total costs and expenses	742	637	105	16%	100	16%
Operating income	414	448	(34)	(8)%	(24)	(5)%
Interest expense	(68)	(55)	(13)	(24)%	(13)	(24)%
Losses from equity investees, net	(2)	(48)	46	96%	44	90%
Other income (expense), net	33	(2)	35	NM	32	NM
Income from continuing operations before income taxes	377	343	34	10%	39	12%
Provision for income taxes	(146)	(120)	(26)	(22)%	(21)	(18)%
Income from continuing operations, net of taxes	231	223	8	4%	18	8%
Loss from discontinued operations, net of taxes	—	(1)	1	100%	2	NM
Net income	231	222	9	4%	20	9%
Net income attributable to noncontrolling interests	—	(1)	1	100%	1	100%
Net income available to Discovery Communications, Inc. stockholders	$231	$221	10	5%	21	10%
Not meaningful ("NM")
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations, consolidated distribution revenue increased 2%, or $9 million, for the three months ended March 31, 2013, as a result of a decrease of $29 million at our U.S. Networks segment and an increase of $38 million at our International Networks segment. The net decrease in distribution revenue at U.S. Networks was the result of a decrease in digital distribution revenue of $45 million, partially offset by an increase in affiliate fees of $16 million primarily due to contractual rate increases. Digital distribution revenue is recognized when the content has been delivered and is available for use by the customer and is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries. The decline in digital distribution revenue is due to a decrease in content deliveries under multi-year licensing agreements compared with the three months ended March 31, 2012. The increase in International Networks' distribution revenue is mainly attributable to subscriber growth, price increases and, to a lesser extent, the consolidation of Discovery Japan.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, and the mix of sales of commercial time between the upfront and scatter markets, which is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. For the three months ended March 31, 2013, excluding the impact of foreign currency fluctuations, consolidated advertising revenue increased 13%, or $58 million, including increases of $27 million at our U.S. Networks segment and $31 million at our International Networks segment. The increase was due to improved delivery and pricing in equivalent amounts at U.S. Networks and on our free-to-air networks in Western Europe. Newly acquired businesses at our International Networks accounted for $10 million of this increase.
Other revenue for the three months ended March 31, 2013 was consistent with prior year amounts.
Costs of Revenues
For the three months ended March 31, 2013, excluding the impact of foreign currency fluctuations, costs of revenues increased 16%, or $47 million, as a result of increases of $18 million at our U.S. Networks segment and $29 million at our International Networks segment. The increase in costs of revenues was mostly due to an increase in content expense of $30 million, which is consistent with our commitment to content development, and newly acquired businesses of $8 million. The remaining increase was due in equivalent amounts to sales commissions and distribution costs associated with the increase in revenues.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 16%, or $51 million, for the three months ended March 31, 2013. The increase in selling, general and administrative expenses was primarily due to increased personnel costs. For the three months ended March 31, 2013, equity-based compensation expense related to liability classified awards increased $21 million due to an increase in the value of outstanding shares. To a lesser extent, the consolidation of Discovery Japan also contributed to the increase in selling, general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. For the three months ended March 31, 2013, excluding the impact of foreign currency fluctuations, depreciation and amortization expense increased 7%, or $2 million, due to amortization of intangibles from newly acquired businesses and the consolidation of Discovery Japan.
Restructuring Charges
We incurred restructuring charges of $1 million for both the three months ended March 31, 2013 and 2012. Restructuring charges related to employee terminations.
Interest Expense
For the three months ended March 31, 2013, excluding the impact of foreign currency fluctuations, interest expense increased 24%, or $13 million, due to an increase in outstanding debt.
Losses from Equity Investees, Net
For the three months ended March 31, 2013, excluding the impact of foreign currency fluctuations, losses from our equity method investees decreased 90%, or $44 million. The decrease in our losses from our equity method investees was due to improved operating results at OWN.

Other Income (Expense), Net
For the three months ended March 31, 2013, excluding the impact of foreign currency fluctuations, other income (expense), net, increased $32 million. During the three months ended March 31, 2013, we purchased an additional 30% ownership interest in Discovery Japan, which was previously a 50% owned equity method investee. We recognized a $92 million remeasurement gain upon consolidation to account for the difference between the carrying value and the fair value of the 50% previously held equity interest (see Note 2 to the accompanying financial statements). This increase was partially offset by losses on derivative instruments of $59 million for the three months ended March 31, 2013. There were no losses on derivative instruments for the three months ended March 31, 2012. The losses on derivative contracts resulted from foreign exchange strategies implemented to hedge the purchase of SBS Nordic (see Note 2 to the accompanying financial statements), which was denominated in Euro and closed on April 9, 2013. Although effective from an economic perspective, this hedging strategy does not qualify for hedge accounting treatment because the forecasted transaction is a business combination.
Provision for Income Taxes
Our provisions for income taxes on income from continuing operations were $146 million and $120 million, and the effective tax rates were 39% and 35% for the three months ended March 31, 2013 and 2012, respectively (see Note 11 to the accompanying financial statements).
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
Additionally, certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Additional financial information for our reportable segments is set forth in Note 16 to the accompanying consolidated financial statements.

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenues:
U.S. Networks	$686	$681	5	1%
International Networks	444	380	64	17%
Education	27	24	3	13%
Corporate and inter-segment eliminations	(1)	—	(1)	NM
Total revenues	1,156	1,085	71	7%
Costs of revenues, excluding depreciation and amortization	(342)	(296)	(46)	(16)%
Selling, general and administrative(a)	(321)	(286)	(35)	(12)%
Add: Amortization of deferred launch incentives(b)	5	5	—	—%
Adjusted OIBDA	$498	$508	(10)	(2)%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring charges and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives are included as a reduction of distribution revenue for reporting in accordance with GAAP but are excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Adjusted OIBDA:
U.S. Networks	$377	$395	(18)	(5)%
International Networks	184	171	13	8%
Education	7	6	1	17%
Corporate and inter-segment eliminations	(70)	(64)	(6)	(9)%
Total Adjusted OIBDA	498	508	(10)	(2)%
Amortization of deferred launch incentives	(5)	(5)	—	—%
Mark-to-market equity-based compensation	(46)	(25)	(21)	(84)%
Depreciation and amortization	(32)	(29)	(3)	(10)%
Restructuring charges	(1)	(1)	—	—%
Operating income	$414	$448	(34)	(8)%

U.S. Networks
The table below presents our U.S. Networks segment revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenues:
Distribution	$308	$337	(29)	(9)%
Advertising	356	329	27	8%
Other	22	15	7	47%
Total revenues	686	681	5	1%
Costs of revenues, excluding depreciation and amortization	(189)	(171)	(18)	(11)%
Selling, general and administrative	(122)	(117)	(5)	(4)%
Add: Amortization of deferred launch incentives	2	2	—	—%
Adjusted OIBDA	377	395	(18)	(5)%
Amortization of deferred launch incentives	(2)	(2)	—	—%
Depreciation and amortization	(3)	(3)	—	—%
Restructuring charges	(1)	(1)	—	—%
Operating income	$371	$389	(18)	(5)%
Revenues
Distribution revenue for the three months ended March 31, 2013 decreased $29 million as a result of a decrease in digital distribution revenue of $45 million, partially offset by an increase in affiliate fees of $16 million. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer, and is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries. The decline in digital distribution revenue is due to a decrease in content deliveries under multi-year licensing agreements compared with the three months ended March 31, 2012. The increase in affiliate fees was primarily due to annual contractual rate increases on existing contracts. There was also a slight increase in the number of paying subscribers, principally for our networks carried on the digital tier. The subscriber base for the U.S. pay television distribution market has remained flat over recent periods.
Advertising revenue for the three months ended March 31, 2013 increased $27 million. The increase was equally attributable to increases in delivery and pricing, due to general advertiser demand.
Other revenue for the three months ended March 31, 2013 increased $7 million, which was mostly attributable to an increase in content production contracts.
Costs of Revenues
Costs of revenues for the three months ended March 31, 2013 increased $18 million. The increase was primarily attributable to an increase in content expense, and to a lesser extent, an increase in sales commissions. The increase in costs of revenues is consistent with our commitment to content development and commissions associated with increasing advertising revenues.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2013 increased $5 million, primarily attributable to an increase in personnel costs, partially offset by a slight decrease in marketing costs driven by a marketing campaign in the prior year period to promote the original series, Frozen Planet.

Adjusted OIBDA
Adjusted OIBDA for the three months ended March 31, 2013 decreased $18 million. While revenue increased due to improved advertising delivery and pricing and contractual rate increases with our distributors, these increases were partially offset by a decrease in revenues from agreements to extend and expand the license of selected library titles, higher costs of revenues and selling, general and administrative expenses.
International Networks
The table below presents our International Networks segment revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,				Excluding the Impact of FX
	2013	2012	$ Change	% Change	$ Change	% Change
Revenues:
Distribution	$275	$239	36	15%	38	16%
Advertising	152	124	28	23%	31	25%
Other	17	17	—	—%	—	—%
Total revenues	444	380	64	17%	69	18%
Costs of revenues, excluding depreciation and amortization	(147)	(119)	(28)	(24)%	(29)	(24)%
Selling, general and administrative	(116)	(93)	(23)	(25)%	(18)	(19)%
Add: Amortization of deferred launch incentives	3	3	—	—%	—	—%
Adjusted OIBDA	184	171	13	8%	22	13%
Amortization of deferred launch incentives	(3)	(3)	—	—%	—	—%
Depreciation and amortization	(15)	(11)	(4)	(36)%	(3)	(25)%
Operating income	$166	$157	9	6%	19	13%
Revenues
Excluding the impact of foreign currency fluctuations, distribution revenue increased 16%, or $38 million, for the three months ended March 31, 2013. The increase was mostly attributable to subscriber growth in Latin America. The subscriber growth in Latin America is consistent with the continued development of the pay television market in that region. Another less significant component of growth was the consolidation of Discovery Japan.
For the three months ended March 31, 2013, excluding the impact of foreign currency fluctuations, advertising revenue increased 25%, or $31 million. The increase was primarily attributable to increases in pricing on our free-to-air networks in Western Europe, which is consistent with the continued development of the free-to-air television market. Newly acquired businesses contributed $10 million to the increase.
Other revenue for the three months ended March 31, 2013 was consistent compared to the prior year.
Costs of Revenues
For the three months ended March 31, 2013, excluding the impact of foreign currency fluctuations, costs of revenues increased 24%, or $29 million. The increase was mostly attributable to increased content expense. Also contributing to the increase in costs of revenues to a lesser extent were increases in television services, such as localized network feeds in Western Europe. The increase in costs of revenues was incurred to support the growth in distribution and advertising revenues. Newly acquired businesses attributed $8 million to the increase.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 19%, or $18 million, for the three months ended March 31, 2013. The increase was mostly attributable to an increase in personnel costs. To a lesser extent, the consolidation of Discovery Japan also contributed to the increase in selling, general and administrative expenses.

Adjusted OIBDA
Excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 13%, or $22 million, for the three months ended March 31, 2013. The increase was due to subscriber growth in Latin America and the increase in advertising revenue on our free-to-air networks in Western Europe, partially offset by higher costs of revenues and selling, general and administrative expenses. Variances due to foreign currency resulted from unfavorable revenue impacts in Europe and Brazil as a result of the strengthening of the U.S. dollar compared to the Euro and Brazilian real. These unfavorable impacts were partially offset by a favorable impact on expenses denominated in British pounds due to the weakening of the pound compared to the Euro.
Education
The following table presents our Education segment revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenues	$27	$24	3	13%
Costs of revenues, excluding depreciation and amortization	(7)	(6)	(1)	(17)%
Selling, general and administrative	(13)	(12)	(1)	(8)%
Adjusted OIBDA	7	6	1	17%
Depreciation and amortization	(1)	—	(1)	NM
Operating income	$6	$6	—	—%
Adjusted OIBDA for the three months ended March 31, 2013 was consistent with the prior year.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenues	$(1)	$—	(1)	NM
Costs of revenues, excluding depreciation and amortization	1	—	1	NM
Selling, general and administrative	(70)	(64)	(6)	(9)%
Adjusted OIBDA	(70)	(64)	(6)	(9)%
Mark-to-market equity-based compensation	(46)	(25)	(21)	(84)%
Depreciation and amortization	(13)	(15)	2	13%
Operating loss	$(129)	$(104)	(25)	(24)%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA decreased $6 million for the three months ended March 31, 2013. The decrease was attributable to increases in personnel costs.
FINANCIAL CONDITION
Sources and Uses of Cash
As of March 31, 2013, we had $2.4 billion of cash and cash equivalents on hand and approximately $1.0 billion available to borrow under our revolving credit facility. As a public company, we may have access to other sources of capital such as the public bond and equity markets. On March 19, 2013, DCL, our wholly-owned subsidiary, issued $1.2 billion aggregate principal amount of senior notes consisting of $350 million aggregate principal amount of 3.25% Senior Notes due April 1,

2023 and $850 million aggregate principal amount of 4.875% Senior Notes due April 1, 2043. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.
Our primary uses of cash include the creation and acquisition of new content, repurchases of treasury stock, personnel costs, payments for income taxes and interest on our outstanding senior notes, funding for various equity method and other investments and business acquisitions.

•
On April 9, 2013, we acquired SBS Nordic for approximately $1.8 billion (€1.4 billion) in cash, including closing purchase price adjustments. (See Note 2 to the accompanying consolidated financial statements.)

•
On March 6, 2013, we agreed to repurchase and retire 4 million shares of our Series C convertible preferred stock from Advance Programming Holdings, LLC for an aggregate purchase price of $256 million, (the "Series C Repurchase"). The Series C Repurchase was made outside of our publicly announced stock repurchase program. We completed the Series C Repurchase on April 5, 2013 using cash on hand. (See Note 9 to the accompanying consolidated financial statements.)

•
As of March 31, 2013, we had remaining authorization of $1.5 billion for future repurchases of our common stock under the stock repurchase program, of which $518 million and $1.0 billion will expire on April 25, 2014 and December 11, 2014, respectively. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the stock repurchase program, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated transactions, subject to market conditions and other factors. As of March 31, 2013, we had repurchased 2.0 million and 56.7 million shares of Series A and Series C common stock over the life of the program for the aggregate purchase price of $109 million and $2.4 billion, respectively. (See Note 9 to the accompanying consolidated financial statements.)

•
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of March 31, 2013, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $505 million including interest. We currently expect to provide additional funding to our equity method investees and to recoup amounts funded.

•
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

•
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During 2013, we paid $59 million for cash-settled equity awards. As of March 31, 2013, we accrued liabilities of $60 million for outstanding cash-settled equity awards, of which $46 million was classified as current. (See Note 13 to the accompanying consolidated financial statements.)

•
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. As of March 31, 2013, we made cash payments of $63 million and $29 million for income taxes and interest, respectively.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2013	2012
Cash and cash equivalents, beginning of period	$1,201	$1,048
Cash provided by operating activities	131	248
Cash used in investing activities	(150)	(42)
Cash used in financing activities	1,182	(213)
Effect of exchange rate changes on cash and cash equivalents	(4)	3
Net change in cash and cash equivalents	1,159	(4)
Cash and cash equivalents, end of period	$2,360	$1,044

Operating Activities
Cash provided by operating activities decreased $117 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily driven by an increase in content investment of $75 million, an increase in payment of cash-settled equity based compensation of $35 million and an increase in taxes paid of $25 million, offset by changes in working capital.
Investing Activities
Cash flows used in investing activities increased $108 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily attributable to our purchase of a controlling interest in Discovery Japan during the three months ended March 31, 2013 for $49 million, net of cash acquired (see Note 2 to the accompanying consolidated financial statements) as well as an increase in realized losses for derivatives in connection with forecasted business combinations of $39 million.
Financing Activities
Cash flows provided by financing activities increased $1.4 billion for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was principally due to a $1.2 billion increase in cash flows from the issuance of senior notes and a decrease in repurchases of our common stock of $288 million. We made no repurchases of our Series A and Series C common stock pursuant to our stock repurchase program in three months ended March 31, 2013 due to anticipated investment in business acquisitions. We resumed repurchasing our common stock under our stock repurchase program in the second quarter of 2013.
Capital Resources
As of March 31, 2013, capital resources were comprised of the following (in millions).

	March 31, 2013
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$2,360	$—	$—	$2,360
Revolving credit facility	1,000	1	—	999
Senior notes(a)	6,350	—	6,350	—
Total	$9,710	$1	$6,350	$3,359

(a) Interest on senior notes is paid semi-annually. Our senior notes outstanding as of March 31, 2013 had interest rates that ranged from 3.25% to 6.35% and will mature between 2015 and 2043.
Subsequent to March 31, 2013, we used $2.1 billion of cash and cash equivalents for our acquisition of SBS Nordic and the Series C Repurchase. We expect that the remaining cash balance, cash generated from operations and availability under our revolving credit agreement to be sufficient to fund our cash needs for the next twelve months.
As of March 31, 2013, we held $2.4 billion of cash and cash equivalents, of which $109 million was included in foreign corporations that we intend to permanently reinvest outside of the U.S. Our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. However, if these funds are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate them.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into various commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Information regarding our commitments and off-balance sheet arrangements is set forth in Note 15 to the accompanying consolidated financial statements.

RELATED PARTY TRANSACTIONS
In the ordinary course of business we enter into transactions with related parties, primarily our equity method investees and Liberty Global, Inc. Information regarding transactions and amounts with related parties is set forth in Note 14 to the accompanying consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2012. For a discussion of each of our critical accounting policies listed below, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in our 2012 Form 10-K:
•Revenue recognition;
•Goodwill and intangible assets;
•Content rights;
•Equity-based compensation; and
•Equity method investments.
With respect to our income tax critical accounting policy, we clarify the following:
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
From time to time, the Company engages in transactions in which the tax consequences may be uncertain. Examples of such transactions include business acquisitions and dispositions, financing transactions and intercompany transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company's tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities.
In determining the Company's tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless the Company determines that such positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigations processes. There is considerable judgment involved in determining whether positions taken on the Company's tax returns are more likely than not to be sustained. The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations and interpretations.
The Company's reserves for uncertain tax positions at December 31, 2012 and 2011, totaled $128 million and $46 million, respectively. The increase in the reserve in 2012 was attributable, in approximately equal proportion, to provisions recorded related to: uncertainties regarding the valuation of certain assets; uncertainties regarding the eligibility for, and application of the rules surrounding, certain tax incentives and credits, and; uncertainties regarding allocation and taxation of income among multiple jurisdictions.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during the three months ended March 31, 2013. Information regarding our adoption of new accounting and reporting standards is set forth in Note 1 to the accompanying consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposures to market risk have not changed materially since December 31, 2012. Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2012 Form 10-K.
ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
Our risk factors have not changed materially since December 31, 2012. Disclosure about our existing risk factors is set forth in Item A, “Risk Factors,” in the 2012 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities or repurchases of common stock during the three months ended March 31, 2013.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1
Fifth Supplemental Indenture, dated as of March 19, 2013, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2013)

10.1	Employment Agreement, dated March 8, 2013, between Mark Hollinger and Discovery Communications, LLC (filed herewith)

10.2
Share Repurchase Agreement, entered into as of March 6, 2013, by and between Discovery Communications, Inc. and Advance Programming Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 12, 2013)

31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, (v) Consolidated Statements of Equity for the Three Months Ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: May 7, 2013	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 7, 2013	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1
Fifth Supplemental Indenture, dated as of March 19, 2013, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2013)

10.1	Employment Agreement, dated March 8, 2013, between Mark Hollinger and Discovery Communications, LLC (filed herewith)

10.2
Share Repurchase Agreement, entered into as of March 6, 2013, by and between Discovery Communications, Inc. and Advance Programming Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 12, 2013)

31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, (v) Consolidated Statements of Equity for the Three Months Ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.