Form 10-Q
period 2013-06-30
Discovery Communications, Inc.
filed 2013-07-30
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of July 23, 2013:

Series A Common Stock, par value $0.01 per share	147,220,400
Series B Common Stock, par value $0.01 per share	6,546,237
Series C Common Stock, par value $0.01 per share	89,256,557

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DISCOVERY COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$375	$1,201
Receivables, net	1,332	1,130
Content rights, net	214	122
Deferred income taxes	75	74
Prepaid expenses and other current assets	269	203
Total current assets	2,265	2,730
Noncurrent content rights, net	1,781	1,555
Property and equipment, net	460	388
Goodwill	7,278	6,399
Intangible assets, net	1,618	611
Equity method investments	1,097	1,095
Other noncurrent assets	188	152
Total assets	$14,687	$12,930
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$116	$71
Accrued expenses and other current liabilities	741	721
Deferred revenues	122	123
Current portion of long-term debt	23	31
Total current liabilities	1,002	946
Long-term debt	6,455	5,212
Deferred income taxes	656	272
Other noncurrent liabilities	270	207
Total liabilities	8,383	6,637
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	31	—
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 44 and 49 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 149 and 147 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 150 shares issued	2	2
Additional paid-in capital	6,758	6,689
Treasury stock, at cost	(2,747)	(2,482)
Retained earnings	2,349	2,075
Accumulated other comprehensive (loss) income	(96)	4
Total Discovery Communications, Inc. stockholders’ equity	6,269	6,291
Noncontrolling interest	4	2
Total equity	6,273	6,293
Total liabilities and equity	$14,687	$12,930
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Distribution	$662	$540	$1,245	$1,116
Advertising	749	534	1,257	987
Other	56	52	121	108
Total revenues	1,467	1,126	2,623	2,211
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	437	298	779	594
Selling, general and administrative	379	307	746	618
Depreciation and amortization	78	31	110	60
Restructuring charges	9	2	10	3
Total costs and expenses	903	638	1,645	1,275
Operating income	564	488	978	936
Interest expense	(80)	(61)	(148)	(116)
Losses from equity investees, net	(7)	(6)	(9)	(54)
Other income (expense), net	4	—	37	(2)
Income from continuing operations before income taxes	481	421	858	764
Provision for income taxes	(181)	(127)	(327)	(247)
Income from continuing operations, net of taxes	300	294	531	517
Loss from discontinued operations, net of taxes	—	(1)	—	(2)
Net income	300	293	531	515
Net income attributable to noncontrolling interests	—	—	—	(1)
Net income available to Discovery Communications, Inc. stockholders	$300	$293	$531	$514
Basic earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.83	$0.77	$1.47	$1.35
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.83	$0.77	$1.47	$1.34
Diluted earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.82	$0.77	$1.45	$1.33
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.82	$0.76	$1.45	$1.33
Weighted average shares outstanding:
Basic	359	381	361	383
Diluted	363	384	365	387
Income per share amounts may not sum as each is calculated independently.
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$300	$293	$531	$515
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(48)	(10)	(107)	1
Derivative and market value adjustments	2	(1)	6	(1)
Comprehensive income	254	282	430	515
Comprehensive income attributable to noncontrolling interests	—	—	—	(1)
Comprehensive loss attributable to redeemable noncontrolling interests	1	—	1	—
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$255	$282	$431	$514
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$531	$515
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	84	72
Depreciation and amortization	110	61
Content amortization and impairment expense	542	421
Remeasurement gain on previously held equity interest	(92)	—
Equity in losses and distributions from investee companies	13	67
Deferred income tax expense (benefit)	139	(71)
Other, net	83	18
Changes in operating assets and liabilities:
Receivables, net	(90)	(109)
Content rights	(680)	(528)
Accounts payable and accrued liabilities	(83)	(11)
Equity-based compensation liabilities	(61)	(37)
Income tax receivable	9	19
Other, net	(35)	(28)
Cash provided by operating activities	470	389
Investing Activities
Purchases of property and equipment	(54)	(24)
Business acquisitions, net of cash acquired	(1,832)	(20)
Investments in foreign exchange contracts	(55)	—
Distribution from equity method investee	4	17
Investments in and advances to equity method investees	(26)	(87)
Other investing activities, net	(1)	—
Cash used in investing activities	(1,964)	(114)
Financing Activities
Borrowings from long term debt, net of discount and issuance costs	1,186	983
Principal repayments of capital lease obligations	(17)	(13)
Repurchases of common stock	(265)	(692)
Repurchases of preferred stock	(256)	—
Tax settlements associated with equity-based plans	(22)	(3)
Proceeds from issuance of common stock in connection with equity-based plans	31	70
Excess tax benefits from equity-based compensation	26	33
Other financing activities, net	(3)	(2)
Cash provided by financing activities	680	376
Effect of exchange rate changes on cash and cash equivalents	(12)	(1)
Net change in cash and cash equivalents	(826)	650
Cash and cash equivalents, beginning of period	1,201	1,048
Cash and cash equivalents, end of period	$375	$1,698

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2013		2012
Supplemental Cash Flow Information
Cash paid for taxes, net	$(149)		$(166)
Cash paid for interest	$(142)		$(119)
Noncash Investing and Financing Transactions
Investment in OWN	$—		$7
Assets acquired under capital lease arrangements	$54	—	$3
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,240	$2	$6,242	$6,565	$3	$6,568
Comprehensive income	255	—	255	282	—	282
Equity-based compensation	14	—	14	14	—	14
Issuance of common stock in connection with equity-based plans	15	—	15	11	—	11
Excess tax benefits from equity-based compensation	13	—	13	3	—	3
Repurchases of common stock	(265)	—	(265)	(404)	—	(404)
Adjustment of redeemable noncontrolling interest to redemption value	(3)	—	(3)	—	—	—
Noncontrolling interests of acquired businesses	—	2	2	—	—	—
Cash distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Ending balance	$6,269	$4	$6,273	$6,471	$2	$6,473

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,291	$2	$6,293	$6,517	$2	$6,519
Comprehensive income	431	—	431	514	1	515
Equity-based compensation	34	—	34	32	—	32
Issuance of common stock in connection with equity-based plans	31	—	31	70	—	70
Excess tax benefits from equity-based compensation	26	—	26	33	—	33
Tax settlements associated with equity-based plans	(22)	—	(22)	(3)	—	(3)
Repurchases of preferred and common stock	(521)	—	(521)	(692)	—	(692)
Adjustment of redeemable noncontrolling interest to redemption value	(1)	—	(1)	—	—	—
Noncontrolling interests of acquired businesses	—	2	2	—	—	—
Cash distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Ending balance	$6,269	$4	$6,273	$6,471	$2	$6,473
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides content across distribution platforms, including through digital distribution arrangements. The Company also develops and sells curriculum-based education products and services. The Company classifies its operations in three segments: U.S. Networks, consisting of domestic television networks, websites, and digital distribution arrangements; International Networks, consisting of international television networks, radio and websites; and Education, consisting of educational curriculum-based product and service offerings. Financial information for Discovery’s reportable segments is discussed in Note 16.
Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
Reclassifications
Beginning January 1, 2013, the Company reclassified losses from equity method investees, net from other expense, net to a separate line on the consolidated statement of operations for all periods presented.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

income in a single note or on the face of the financial statements. This is required for both annual and interim reporting. The Company retrospectively adopted the new guidance effective January 1, 2013 and elected to present reclassification adjustments from accumulated other comprehensive income in a single note. (See Note 9.)
Concentrations Risk
Customers
The Company has long-term contracts with distributors, including the largest distributors in the U.S. and major international distributors. For U.S. Networks, approximately 90% of the Company's distribution revenue comes from the segment's top 10 distributors. For International Networks, approximately 50% of the Company's distribution revenue comes from the segment's top 10 distributors. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2013 through 2020. Failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in affiliate revenue, but it could also experience a reduction in advertising revenue which is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three and six months ended June 30, 2013 or 2012. The Company’s trade receivables do not represent a significant concentration of credit risk as of June 30, 2013 or December 31, 2012 due to the wide variety of customers and global markets in which the Company operates and their dispersion across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of June 30, 2013, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
SBS Nordic
On April 9, 2013, the Company acquired the general entertainment television and radio business operations ("SBS Nordic") of Prosiebensat.1 Media AG for cash of approximately $1.8 billion (€1.4 billion) including closing purchase price adjustments. SBS Nordic has operations in Sweden, Norway, Denmark, Finland and England. The acquisition of SBS Nordic supports the Company’s strategic priority of increasing its presence in key international markets and is a component of the Company's International Networks segment.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to perform its preliminary purchase price allocation. The table below presents the preliminary allocation of the purchase price to the assets and liabilities acquired (in millions).

April 9, 2013
Goodwill	$772
Intangible assets	1,001
Content	248
Other net assets acquired	203
Cash	106
Liabilities assumed	(262)
Deferred tax liabilities	(247)
Noncontrolling interests	(2)
Net assets acquired	$1,819

The goodwill reflects the workforce, synergies and increased Nordic region market penetration expected from combining the operations of SBS and the Company. The goodwill recorded as part of this acquisition is not amortizable for tax purposes. The assignment of goodwill to reporting units has not been completed as of the date of these financial statements. Intangible assets primarily consist of broadcast licenses, distribution and advertising customer relationships, advertiser backlog and television and radio trademarks with a weighted average estimated useful life of 8 years. The Company's process of identifying the assets acquired and the liabilities assumed and determining their fair values is not complete as of the date of this filing, principally with respect to intangible assets and income taxes.
Discovery Japan
On January 10, 2013, the Company purchased an additional 30% of Discovery Japan for $53 million. Discovery Japan operates Discovery Channel and Animal Planet in Japan. As of December 31, 2012, Discovery and Jupiter Telecommunications Co., Ltd ("J:COM") each owned a 50% interest in Discovery Japan, and Discovery accounted for its 50% interest using the equity method of accounting. Discovery consolidated Discovery Japan on January 10, 2013 and recognized a gain of $92 million to account for the difference between the carrying value and the fair value of the previously held 50% equity interest. The gain is included in other income (expense), net in the Company's consolidated statements of operations (see Note 13). The Company used a combination of a DCF analysis and market-based valuation methodologies, which represent Level 3 fair value measurements, to measure the fair value of Discovery Japan and to perform its preliminary purchase price allocation.
The table below presents the preliminary allocation of the purchase price to the assets and liabilities acquired (in millions).

January 10, 2013
Goodwill	$103
Intangible assets	100
Other assets acquired	25
Currency translation adjustment	6
Cash	4
Remeasurement gain on previously held equity interest	(92)
Liabilities assumed	(55)
Redeemable noncontrolling interest	(35)
Carrying value of previously held equity interest	(3)
Net assets acquired	$53
The terms of the agreement provide J:COM with a right to put its 20% noncontrolling interest to Discovery for cash at any time and Discovery with the right to call J:COM's 20% noncontolling interest beginning January 2018. As J:COM's put

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

right is outside the control of the Company, J:COM's 20% noncontrolling interest is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet (see Note 8).
The goodwill reflects the synergies and increased regional flexibility expected from controlling the operations of Discovery Japan and is included in the International Networks segment. The goodwill recorded as part of this acquisition is not amortizable for tax purposes. Intangible assets are primarily distribution customer relationships.
Other
On June 1, 2013, the Company, through SBS, acquired the business operations of a television station in Sweden ("TV 11") for a cash payment of $54 million. Assets acquired include goodwill and intangible assets of $41 million and $11 million, respectively.

On December 28, 2012, the Company acquired Switchover Media, a group of five Italian television channels with children's and entertainment programming. During the year ended December 31, 2012, the Company also purchased a digital media company in the U.S., a television station in Dubai, and certain affiliate agreements in Latin America. Total consideration for these businesses was $173 million, net of cash acquired, including $15 million paid during the six months ended June 30, 2013. Contingent consideration of up to $13 million may be paid if certain performance targets are achieved. During the year ended December 31, 2012, the Company recorded $108 million and $70 million of goodwill and intangible assets, respectively, in connection with these acquisitions. These business combinations have been included in the Company’s operating results since their acquisition date.
Amortization expense
Amortization expense relating to intangible assets subject to amortization beginning June 30, 2013 through each of the next four years and thereafter is estimated in the table below. The amounts represent U.S. dollar equivalents based on June 30, 2013 exchange rates (in millions).

	July 1 through December 31,	Year ending December 31,
	2013	2014	2015	2016	2017	Thereafter
Amortizing intangibles assets owned as of December 31, 2012	$16	$31	$31	$31	$23	$298
Acquisitions completed during the six months ended June 30, 2013	92	128	109	109	109	476
Amortizing intangibles owned as of June 30, 2013(a)	$108	$159	$140	$140	$132	$774

(a) Assets subject to amortization beginning June 30, 2013 exclude $165 million of indefinite-lived intangible assets not subject to amortization.
The operations of acquisitions are included in the Company's consolidated financial statements as of their respective acquisition dates. (See Note 16.)
Dispositions
Postproduction Audio Business
On September 17, 2012, the Company sold its postproduction audio business, CSS Studios, LLC, and the results of the postproduction audio business have been reflected in loss from discontinued operations, net of taxes, in the consolidated statements of operations. The postproduction audio business was an operating segment combined with Education as a reportable segment.
NOTE 3. VARIABLE INTEREST ENTITIES
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. In certain instances, an investment may qualify as a variable interest entity (“VIE”). As of June 30, 2013 and December 31, 2012, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which operate pay-television networks.
The Company accounts for its interests in VIEs using the equity method as the Company is not the primary beneficiary. The aggregate carrying values of these equity method investments were $822 million and $825 million as of June 30, 2013 and

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

December 31, 2012, respectively. The Company recognized losses in the consolidated statements of operations of $10 million and $13 million during the three and six months ended June 30, 2013, respectively, and $9 million and $57 million during the three and six months ended June 30, 2012, respectively, for its portion of net losses generated by VIEs.
As of June 30, 2013, the Company’s estimated risk of loss for investment carrying values, unfunded contractual commitments and guarantees made on behalf of equity method investees was approximately $871 million. The estimated risk of loss excludes the Company’s expected non-contractual funding of OWN and its operating performance guarantee for Hub Television Networks LLC, which is disclosed below.
Hub Television Networks LLC
Hub Television Networks LLC operates The Hub, which is a pay-television network that provides children’s and family entertainment and educational programming. The Company is obligated to provide The Hub with funding up to $15 million; the Company has not provided any funding as of June 30, 2013. The Company also provides The Hub distribution, sales and administrative support services for a fee (see Note 14).
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
Through December 31, 2015, the Company has guaranteed the performance of The Hub and is required to compensate Hasbro to the extent that distribution metrics decline versus levels historically achieved by the Discovery Kids channel. This guarantee extends on a declining basis through the period of guarantee. Upon inception of The Hub on May 22, 2009, the maximum amount potentially due under this guarantee was $300 million. As of June 30, 2013, the maximum amount potentially due under this guarantee was less than $80 million. The exposure to loss is expected to decline to zero during 2014. As The Hub’s distribution is obtained under long-term contracts with stable subscriber levels, the Company believes the likelihood is remote that the guaranteed performance levels will not be achieved and, therefore, believes the performance guarantee is unlikely to have an adverse impact on the Company.
The carrying value of the Company’s investment in The Hub was $321 million and $322 million as of June 30, 2013 and December 31, 2012, respectively. The value of the investment may decline if future results vary negatively from the current long range plan. The Company continues to monitor the valuation of its investment in accordance with GAAP, which requires an impairment charge when there is an other-than-temporary decline in the investment’s value. No impairment was recorded during the six months ended June 30, 2013.
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
The Company's combined advances to and note receivable from OWN were $509 million and $482 million, as of June 30, 2013 and December 31, 2012, respectively. During the six months ended June 30, 2013 and 2012, the Company provided OWN with net funding of $13 million and $84 million and net interest accrued on the note receivable of $14 million and $13 million, respectively. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company expects to provide additional funding to OWN, if necessary, and to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo.
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

accounting policies for equity method investments. Prior to the launch of OWN on January 1, 2011, the Company recognized $104 million or 100% of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began to record 100% of OWN’s net losses. The Company will continue to record 100% of OWN's operating losses as long as Discovery provides all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's future net income will initially be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest.
The carrying value of the Company’s investment in OWN, including its equity method investment and note receivable balance, was $466 million and $469 million as of June 30, 2013 and December 31, 2012, respectively. Given that the early results of OWN’s operations have been below its initial business plan, there is a possibility that the results of OWN’s future operations will fall below the revised long-term projections. The Company continues to monitor the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable and determine whether the Company's investment in OWN has been impaired. No impairment was recorded during the six months ended June 30, 2013.
Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount every two and one half years commencing January 1, 2016. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fourth put exercise date. The Company has recorded no amounts for the put right.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2013
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$115	$—	$—	$115
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	3	—	3
Foreign exchange	Other noncurrent assets	—	8	—	8
Total assets		$115	$11	$—	$126
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$115	$—	$—	$115
TF1 put right	Other noncurrent liabilities	—	—	14	14
Total liabilities		$115	$—	$14	$129

		December 31, 2012
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$96	$—	$—	$96
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	475	—	—	475
Total assets		$571	$—	$—	$571
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$96	$—	$—	$96
Derivatives:
Foreign exchange	Accrued expenses and other current liabilities	—	2	—	2
Total liabilities		$96	$2	$—	$98
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
The fair value measurement of the TF1 put was determined through the use of a Monte Carlo simulation model. The Monte Carlo model simulates the various sources of uncertainty impacting the value of a financial instrument and uses those simulations to develop an estimated fair value for the instrument. The valuation methodology for the TF1 put is based on unobservable estimates and judgments, and therefore represents a Level 3 fair value measurement. At both June 30, 2013 and December 31, 2012, the fair value of the TF1 put was determined to be $14 million. During the three and six months ended

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

June 30, 2013, there were no changes to the valuation methodology used to estimate the fair value of the TF1 put. (See Note 15.)
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable and debt. The carrying values for cash, accounts receivable and accounts payable approximated their fair values. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $6.6 billion and $5.9 billion as of June 30, 2013 and December 31, 2012, respectively.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	June 30, 2013	December 31, 2012
Produced content rights:
Completed	$2,999	$2,724
In-production	346	308
Coproduced content rights:
Completed	580	566
In-production	93	76
Licensed content rights:
Acquired	684	483
Prepaid	27	17
Content rights, at cost	4,729	4,174
Accumulated amortization	(2,734)	(2,497)
Total content rights, net	1,995	1,677
Current portion	(214)	(122)
Noncurrent portion	$1,781	$1,555
Content expense consists of content amortization, impairments and other production charges and is included in cost of revenues in the consolidated statements of operations. Content expense was $333 million and $589 million for the three and six months ended June 30, 2013, respectively, and $232 million and $460 million for the three and six months ended June 30, 2012, respectively. Content impairments were $8 million and $12 million for the three and six months ended June 30, 2013, respectively, and $11 million and $14 million for the three and six months ended June 30, 2012, respectively. Acquired content increased following the acquisition of SBS Nordic (see Note 2).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	June 30, 2013	December 31, 2012
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
3.30% Senior Notes, semi-annual interest, due May 2022	500	500
3.25% Senior Notes, semi-annual interest, due April 2023	350	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	500
4.875% Senior Notes, semi-annual interest, due April 2043	850	—
Capital lease obligations	145	110
Total long-term debt	6,495	5,260
Unamortized discount	(17)	(17)
Long-term debt, net	6,478	5,243
Current portion of debt	(23)	(31)
Noncurrent portion of debt	$6,455	$5,212
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
In addition to the debt instruments listed in the table above, the Company also has access to a $1.0 billion revolving credit facility. There were no amounts drawn under the revolving credit facility as of June 30, 2013 or December 31, 2012. If the Company were to draw on the revolving credit facility, outstanding balances would bear interest at a variable rate determined pursuant to the lending agreement. Balances outstanding under the revolving credit facility would be due on the expiration date which is October 12, 2017.
The revolving credit facility contains affirmative and negative covenants, including an interest coverage ratio and leverage ratio, events of default and other customary provisions. The Company was in compliance with all covenants and there were no events of default as of June 30, 2013 and December 31, 2012.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company may use derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
During the six months ended June 30, 2013, the Company entered into foreign exchange contracts in connection with forecasted business combinations (see Note 2). These derivatives, which economically hedged the Company's exposure to fluctuations in certain foreign currency exchange rates, did not qualify for hedge accounting and realized and unrealized losses resulting thereon were reflected in the consolidated statements of operations.
During the six months ended June 30, 2013, the Company also designated foreign currency forward contracts used to hedge anticipated distribution revenue as cash flow hedges. Gains and losses on the effective portion of designated cash flow

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

hedges are initially recorded in accumulated other comprehensive (loss) income on the consolidated balance sheet and reclassified to the statement of operations when the hedged item is recognized. The Company also entered into interest rate contracts to hedge the pricing for certain senior notes (see Note 6). These derivatives qualified for hedge accounting and gains and losses from changes in fair value were recorded as a component of other comprehensive (loss) income and will be amortized into income over the life of the notes. There were no unsettled interest rate contracts held by the Company as of June 30, 2013 and December 31, 2012.
The Company records all derivative contracts on the consolidated balance sheet at fair value (see Note 4); derivatives in an asset position are classified as assets, and derivatives in a liability position are classified as liabilities. The Company's master netting agreements allow the Company to settle derivative contracts denominated in the same currency with a single counterparty on the same day on a net basis. There were no amounts eligible to be offset under master netting agreements as of June 30, 2013 and December 31, 2012.
The following table summarizes the notional amount and fair value of the Company's derivative positions as of June 30, 2013 and December 31, 2012 (in millions).

		June 30, 2013		December 31, 2012
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$27	$3	$—	$—
Foreign exchange	Other noncurrent assets	$43	$8	$—	$—
Foreign exchange	Accrued expenses and other current liabilities	$16	$—	$—	$—
Derivatives not designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$—	$—	$661	$—
Foreign exchange	Accrued expenses and other current liabilities	$—	$—	$56	$(2)

The following table presents the impact of derivative instruments on income and other comprehensive (loss) income (in millions).

		Three Months Ended June 30,		Six Months Ended June 30,
	Comprehensive Income Location (gross of tax)	2013	2012	2013	2012
Derivatives designated as hedges:
Foreign exchange	Other comprehensive (loss) income	$1	$—	$6	$—
Interest rate	Other comprehensive (loss) income	$—	$(2)	$—	$(2)
Derivatives not designated as hedges:
Foreign exchange	Other income (expense), net	$3	$—	$(56)	$—
NOTE 8. REDEEMABLE NONCONTROLLING INTEREST
In connection with the acquisition of Discovery Japan on January 10, 2013, the Company recognized $35 million for the fair value of J:COM's noncontrolling interest (see Note 2). The terms of the agreement provide J:COM with a right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. For the first four years, the settlement value is the January 10, 2013 fair value denominated in Japanese yen; thereafter, the redemption value is the greater of the then current fair value or the January 10, 2013 fair value denominated in Japanese yen. Because J:COM's put right is outside the Company's control, J:COM's 20% noncontrolling interest is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet.
Redeemable noncontrolling interest reflected as of the balance sheet date is the greater of the noncontrolling interest balance adjusted for comprehensive income attributable to noncontrolling interest or the redemption value remeasured at the period end foreign exchange rate. Adjustments to the carrying amount of redeemable noncontrolling interest to redemption value, excluding foreign currency translation adjustments, are reflected in retained earnings. Adjustments to the carrying amount of redeemable noncontrolling interest to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive (loss) income; however, in calculating earnings per share, such adjustments to redemption value are allocated to Discovery stockholders only.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the reconciliation of changes in the redeemable noncontrolling interest (in millions).

Redeemable Noncontrolling Interest
Balance, January 10, 2013	$35
Comprehensive income adjustments:
Share of translation and derivative adjustments	(1)
Currency translation on redemption value	(4)
Retained earnings adjustments:
Redemption value to floor	1
Balance, June 30, 2013	$31

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. EQUITY
Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares from time to time through open market transactions or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The total authorization under the stock repurchase program is $4.0 billion. As of June 30, 2013, the Company had remaining authorization of $1.3 billion for future repurchases of its common stock under the stock repurchase program, of which $253 million and $1.0 billion will expire on April 25, 2014 and December 11, 2014, respectively.
Repurchased stock is recorded in treasury stock on the consolidated balance sheet. All repurchases during the three and six months ended June 30, 2013 and 2012 were made through open market transactions and were funded using cash on hand. As of June 30, 2013, the Company had repurchased over the life of the program 2.0 million and 60.5 million shares of Series A and Series C common stock for the aggregate purchase price of $109 million and $2.6 billion, respectively.
The table below presents a summary of stock repurchases (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Series A Common Stock:
Shares repurchased	—	0.3	—	0.3
Purchase price	$—	$15	$—	$15
Series C Common Stock:
Shares repurchased	3.8	8.2	3.8	15.1
Purchase price	$265	$389	$265	$677
Total shares repurchased	3.8	8.5	3.8	15.4
Total purchase price	$265	$404	$265	$692
Preferred Stock Repurchase
On April 5, 2013, the Company repurchased and retired 4 million shares of its Series C convertible preferred stock from Advance Programming Holdings, LLC for an aggregate purchase price of $256 million, which was recorded as a decrease of par value of preferred stock and retained earnings. The repurchase was made outside of the Company's publicly announced stock repurchase program, using cash on hand.
Other Comprehensive Loss
The table below presents the tax effects related to each component of other comprehensive loss and reclassifications made into the consolidated statements of operations (in millions).

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments:
Unrealized losses	$(50)	$2	$(48)	$(18)	$8	$(10)
Derivative and market value adjustments:
Unrealized gains/(losses)	2	—	2	(2)	1	(1)
Other comprehensive loss	$(48)	$2	$(46)	$(20)	$9	$(11)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments
Unrealized (losses)/gains	$(114)	$13	$(101)	$—	$1	$1
Reclassification of cumulative translation adjustments to other income (expense), net	(9)	3	(6)	—	—	—
Derivative and market value adjustments
Unrealized gains/(losses)	9	(3)	6	(2)	1	(1)
Other comprehensive loss	$(114)	$13	$(101)	$(2)	$2	$—
Accumulated Other Comprehensive (Loss) Income
The table below presents the changes in the components of accumulated other comprehensive (loss) income, net of taxes (in millions).

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(60)	$9	$(51)	$(18)	$6	$(12)
Other comprehensive (loss) income before reclassifications	(48)	2	(46)	(10)	(1)	(11)
Other comprehensive (loss) income	(48)	2	(46)	(10)	(1)	(11)
Other comprehensive loss (income) attributable to redeemable noncontrolling interests	2	$(1)	1	—	—	—
Ending balance	$(106)	$10	$(96)	$(28)	$5	$(23)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(1)	$5	$4	$(29)	$6	$(23)
Other comprehensive (loss) income before reclassifications	(101)	6	(95)	1	(1)	—
Amount reclassified from accumulated other comprehensive income	(6)	—	(6)	—	—	—
Other comprehensive (loss) income	(107)	6	(101)	1	(1)	—
Other comprehensive loss (income) attributable to redeemable noncontrolling interests	2	(1)	1	—	—	—
Ending balance	$(106)	$10	$(96)	$(28)	$5	$(23)
NOTE 10. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which unit awards, stock options, performance based restricted stock units (“PRSUs”), time based restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) have been issued. During the six months ended June 30, 2013, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2012 Form 10-K.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unit awards	$4	$13	$28	$33
SARs	6	4	22	7
PRSUs and RSUs	9	8	21	15
Stock options	5	6	13	17
Total equity-based compensation expense	$24	$31	$84	$72
Tax benefit recognized	$9	$12	$32	$27
Compensation expense for all awards is recorded in selling, general and administrative expense in the consolidated statements of operations. As of June 30, 2013 and December 31, 2012, the Company recorded total liabilities for cash-settled awards of $68 million and $80 million, respectively.
Equity-Based Award Activity
Unit Awards
The table below presents unit award activity (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	3.1	$34.78
Settled	(1.4)	30.84		$50
Outstanding as of June 30, 2013	1.7	$38.14	0.84	$64
Vested and expected to vest as of June 30, 2013	1.6	$38.14	0.84	$61
Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price of Company stock exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. As of June 30, 2013, the weighted-average fair value of unit awards outstanding was $38.19 per unit award. The Company made cash payments to settle vested unit awards totaling $50 million and $36 million during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $26 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 1.27 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	1.8	$41.13
Granted	1.9	65.26
Settled	(0.5)	41.25		$11
Outstanding as of June 30, 2013	3.2	$55.15	1.88	$71
Vested and expected to vest as of June 30, 2013	3.0	$55.14	1.88	$67
As of June 30, 2013, the weighted-average fair value of SARs outstanding was $24.32 per award. The Company made cash payments of $11 million and $1 million to settle exercised SARs during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $45 million of unrecognized compensation cost, net of estimated forfeitures, related to SARs, which is expected to be recognized over a weighted-average period of 1.78 years.
PRSUs and RSUs
The table below presents PRSU and RSU activity (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2012	2.9	$39.66
Granted	0.3	75.02
Converted	(0.7)	33.72		$48
Outstanding as of June 30, 2013	2.5	$46.19	1.51	$196
Vested and expected to vest as of June 30, 2013	2.3	$45.78	1.47	$180
PRSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service and the Company's achievement of certain operating performance targets. As of June 30, 2013, there were approximately 2 million outstanding PRSUs with a weighted-average grant price of $43.57. As of June 30, 2013, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $27 million, which is expected to be recognized over a weighted-average period of 1.25 years.
RSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service. As of June 30, 2013, there were approximately 1 million outstanding RSUs with a weighted-average grant price of $51.81. As of June 30, 2013, unrecognized compensation cost, net of expected forfeitures, related to RSUs was $27 million, which is expected to be recognized over a weighted-average period of 2.48 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	9.0	$28.53
Granted	1.0	74.87
Exercised	(1.2)	24.11		$63
Outstanding as of June 30, 2013	8.8	$34.38	5.12	$374
Vested and expected to vest as of June 30, 2013	8.5	$33.68	5.10	$369
Exercisable as of June 30, 2013	5.1	$23.23	4.81	$274
The Company received cash payments from the exercise of stock options totaling $28 million and $68 million during the six months ended June 30, 2013 and 2012, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2013 was $24.40 per option. As of June 30, 2013, there was $47 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.78 years.
Employee Stock Purchase Plan
The Discovery Communications, Inc. 2011 Employee Stock Purchase Plan (the "DESPP") enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. During the six months ended June 30, 2013 and 2012, the Company received cash totaling $3 million and $2 million, respectively, from the purchase of shares.
NOTE 11. INCOME TAXES
The Company's provisions for income taxes on income from continuing operations were $181 million and $327 million, and effective income tax rate was 38% for each of the three and six months ended June 30, 2013. The Company's provisions for income taxes on income from continuing operations were $127 million and $247 million, and effective income tax rates were 30% and 32%, for the three and six months ended June 30, 2012, respectively.
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	3%	2%	3%	2%
Effect of foreign operations	2%	3%	2%	2%
Domestic production activity deductions	(3)%	(3)%	(1)%	(3)%
Remeasurement gain on previously held equity interest	(2)%	—%	(2)%	—%
Reorganization of operations	—%	(6)%	—%	(3)%
Other, net	3%	(1)%	1%	(1)%
Effective income tax rate	38%	30%	38%	32%
The income tax rates for the three and six months ended June 30, 2013 increased 8% and 6%, respectively, compared to the prior year. The increases were primarily due to income tax benefits in the prior year related to the reorganization of certain operations and extraterritorial income deductions for which no similar benefit was recognized in the current year and nondeductible hedging losses associated with the acquisition of SBS Nordic. These increases were partially offset by the $92 million remeasurement gain on previously held equity interest which is not taxable in the current year because the Company intends to defer indefinitely the realization of this gain for tax purposes and by the reduction in SBS Nordic deferred tax liabilities as a result of the tax rate reduction in Denmark. The increase in the income tax rate for the six months ended June 30,

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2013 was further driven by an $11 million current year decrease in tax benefits from domestic production activity deductions following legislative changes enacted in 2013.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) concluded its examination of the Company's 2009 and 2008 consolidated federal income tax returns in the second quarter with no material adjustments. The Company is currently under examination by the IRS for its 2011 and 2010 consolidated federal income tax returns. The Company does not anticipate any material adjustments. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006.
The Company's reserves for uncertain tax positions at June 30, 2013 and December 31, 2012 totaled $149 million and $128 million, respectively. The increase in the reserves during the six months ended June 30, 2013 was attributable to reserves established as part of the preliminary purchase price allocation for SBS Nordic and, to a lesser extent, uncertainties regarding allocation and taxation of income among multiple jurisdictions and the eligibility for, and application of, the rules surrounding certain tax credits.
As of June 30, 2013 and December 31, 2012, the Company had accrued approximately $12 million and $9 million, respectively, of total interest and penalties payable related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease as much as $10 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12. EARNINGS PER SHARE
The table below sets forth the computation of the weighted-average number of shares outstanding utilized in determining basic and diluted earnings per share (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations, net of taxes	$300	$294	$531	$517
Less:
Net income attributable to noncontrolling interests	—	—	—	(1)
Adjustment of noncontrolling interest to redemption value	(3)	—	(1)	—
Income from continuing operations available to Discovery Communications, Inc. stockholders	297	294	530	516
Loss from discontinued operations available to Discovery Communications, Inc. stockholders	—	(1)	—	(2)
Net income available to Discovery Communications, Inc. stockholders	$297	$293	$530	$514

Denominator:
Weighted average shares outstanding — basic	359	381	361	383
Weighted average dilutive effect of equity awards	4	3	4	4
Weighted average shares outstanding — diluted	363	384	365	387

Basic earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.83	$0.77	$1.47	$1.35
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.83	$0.77	$1.47	$1.34
Diluted earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.82	$0.77	$1.45	$1.33
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.82	$0.76	$1.45	$1.33
Income per share amounts may not sum since each is calculated independently.
Earnings per share is calculated by dividing the applicable earnings available to Discovery Communications, Inc. stockholders by the weighted-average number of shares outstanding. As a result of the redeemable noncontrolling interest in Discovery Japan, the Company began applying the two-class method for calculating earnings per share in the first quarter of 2013. The two-class method calculates earnings per share by distinguishing between the classes of securities based on the proportionate participation rights of each award type in the Company's undistributed income. Adjustments to the carrying amount of redeemable noncontrolling interest to redemption value, excluding currency translation adjustments, are reflected in earnings per share using the two-class method, similar to the treatment of a dividend.
At June 30, 2013 and 2012, the weighted-average number of basic and diluted shares outstanding included the Company’s outstanding Series A, Series B and Series C common stock, as well as its outstanding Series A and Series C convertible preferred stock, as the holder of each common and preferred series legally participates equally in any per share distributions. Diluted earnings per share adjusts basic earnings per share for the dilutive effect of the assumed exercise of outstanding equity

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

awards using the treasury stock method. Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
The table below presents the details of the equity-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Anti-dilutive stock options, PRSUs and RSUs	1	1	1	1
PRSUs whose performance targets have not been achieved	1	2	1	2
NOTE 13. SUPPLEMENTAL DISCLOSURES
The table below presents the components of accrued expenses and other current liabilities (in millions).

	June 30, 2013	December 31, 2012
Accrued payroll and related benefits	$275	$275
Content rights payable	172	131
Accrued income taxes	56	59
Current portion of equity-based compensation liabilities	51	55
Accrued interest	45	30
Accrued other	142	171
Total accrued expenses and other current liabilities	$741	$721
The table below presents the components of other expense, net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Remeasurement gain on previously held equity interest	$—	$—	$92	$—
Gains (losses) on derivative instruments	3	—	(56)	—
Other income (expense)	1	—	1	(2)
Total other income (expense), net	$4	$—	$37	$(2)
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. The Company provides equity method investees, including unconsolidated VIEs, with content licenses and services such as distribution, sales and administrative support (see Note 3). Related parties also include entities that share common directorship, most prominently Liberty Global plc (“Liberty Global”), Liberty Media Corporation ("Liberty Media") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes three members who serve as directors of Liberty Global, including John C. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 36% of the aggregate voting power with respect to the election of directors of Liberty Global. Two members of the Company’s Board of Directors also serve as directors of Liberty Media. Dr. Malone is Chairman of the Board of Liberty Media and beneficially owns approximately 40% of the aggregate voting power with respect to the election of directors of Liberty Media. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Other related party revenue and service charges included in the table below primarily consist of distribution revenue from J:COM earned by Discovery Japan. Following the consolidation of Discovery Japan (see Note 2), revenues earned from J:COM are reflected in related party revenues, while service fees from Discovery Japan, previously disclosed as revenue from equity method investees, are now eliminated upon consolidation and are no longer reflected in related party revenues.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues and service charges:
Liberty Group(a)	$28	$11	$40	$24
Equity method investees(b)	18	21	34	48
Other	4	—	8	—
Total revenues and service charges	$50	$32	$82	$72
Interest income(c)	$9	$7	$18	$13
Expenses	$6	$4	$16	$12

(a) The increase in revenue from transactions with the Liberty Group is primarily attributable to activity with Virgin Media, Inc. ("Virgin Media") and Charter Communications, Inc. ("Charter"). In June 2013 Liberty Global announced it had completed its acquisition of Virgin Media. In May 2013 Liberty Media completed its investment of 27.3% in Charter; Dr. Malone is on Charter's board of directors. Transactions with Virgin Media and Charter are reported as related party transactions from the date they became related parties
(b) The decrease in revenue from transactions with equity method investees is primarily attributable to the consolidation of Discovery Japan and lower sales of content to OWN.
(c) The Company records interest earnings from loans to equity method investees as a component of losses from equity method investees, net, in the consolidated statements of operations.
Of the revenues and service charges earned from equity method investees, the Company provided funding for $9 million and $17 million for the three and six months ended June 30, 2013, respectively, and $8 million and $22 million for the three and six months ended June 30, 2012, respectively.
The table below presents receivables due from related parties (in millions).

	June 30, 2013	December 31, 2012
Receivables	$32	$19
Note receivable (see Note 3)	$509	$482
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
Contingencies
Put Right
The Company has granted put rights related to certain equity method investments and subsidiaries. Harpo has the right to require the Company to purchase its interest in OWN for fair value at various dates (see Note 3). No amounts have been recorded by the Company for the Harpo put right. TF1 has the right to require the Company to purchase its remaining shares in Eurosport at various dates should Discovery acquire a controlling interest in Eurosport. The TF1 put right is recorded at fair value (see Note 4). Additionally, J:COM has the right to require the Company to purchase its redeemable interest in Discovery Japan. The Company recorded the J:COM put right as redeemable noncontrolling interest (see Note 8).
Legal Matters
In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Guarantees
The Company has guaranteed a certain level of operating performance for The Hub (see Note 3). There were no amounts recorded for guarantees associated with The Hub as of June 30, 2013 or December 31, 2012.
The Company may provide indemnities intended to protect others from certain business risks. Similarly, the Company may remain contingently liable for certain obligations in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of June 30, 2013 or December 31, 2012.
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges and (vi) gains and losses on business and asset dispositions. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market equity-based compensation, exit and restructuring charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. The Company also excludes depreciation of fixed assets, and amortization of intangible assets and deferred launch incentives, as these amounts do not represent cash payments in the current reporting period. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives.
The tables below present summarized financial information for each of the Company’s reportable segments (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
U.S. Networks	$793	$700	$1,479	$1,381
International Networks	652	405	1,096	785
Education	24	21	51	45
Corporate and inter-segment eliminations	(2)	—	(3)	—
Total revenues	$1,467	$1,126	$2,623	$2,211

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Adjusted OIBDA:
U.S. Networks	$472	$426	$849	$821
International Networks	265	176	449	347
Education	4	3	11	9
Corporate and inter-segment eliminations	(73)	(61)	(143)	(125)
Total Adjusted OIBDA	$668	$544	$1,166	$1,052

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Total Adjusted OIBDA to Operating Income:
Total Adjusted OIBDA	$668	$544	$1,166	$1,052
Amortization of deferred launch incentives	(5)	(5)	(10)	(10)
Mark-to-market equity-based compensation	(12)	(18)	(58)	(43)
Depreciation and amortization	(78)	(31)	(110)	(60)
Restructuring charges	(9)	(2)	(10)	(3)
Operating income	$564	$488	$978	$936

	June 30, 2013	December 31, 2012
Total assets:
U.S. Networks	$3,031	$2,878
International Networks	4,516	1,984
Education	61	63
Corporate and inter-segment eliminations	7,079	8,005
Total assets	$14,687	$12,930
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CODM.
On April 9, 2013, the Company acquired certain television and radio business operations, SBS Nordic, from Prosiebensat.1 Media AG. During the year ended December 31, 2012, the Company also acquired Switchover Media, a group of five Italian television channels and a television station in Dubai (see Note 2). The operations of each of these acquisitions are included in the operations of the Company's International Networks segment and were included in the Company's consolidated financial statements as of each of their respective acquisition dates. As a result, newly acquired businesses have impacted the comparability of our results of operations between 2013 and 2012. Accordingly, to assist the reader in understanding the changes in our results of operations, the following table presents the calculation of Adjusted OIBDA for these acquisitions and a reconciliation to operating income, as reported within the Company's consolidated financial statements for the three and six months ended June 30, 2013 (in millions).

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Revenues:
Distribution	$42	$43
Advertising	145	155
Other	8	8
Total revenues	195	206
Costs of revenues, excluding depreciation and amortization	(98)	(106)
Selling, general and administrative	(49)	(52)
Adjusted OIBDA	48	48
Depreciation and amortization	(46)	(47)
Restructuring charges	(4)	(4)
Eliminations	3	3
Operating income	$1	$—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of June 30, 2013 and December 31, 2012, the senior notes outstanding (see Note 6) have been issued by DCL, a wholly-owned subsidiary of the Company, pursuant to Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company (collectively, the “Issuers”), may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
June 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$120	$255	$—	$—	$375
Receivables, net	—	—	442	892	—	(2)	1,332
Content rights, net	—	—	18	196	—	—	214
Deferred income taxes	—	—	28	47	—	—	75
Prepaid expenses and other current assets	37	—	133	99	—	—	269
Intercompany trade receivables, net	—	—	409	—	—	(409)	—
Total current assets	37	—	1,150	1,489	—	(411)	2,265
Investment in and advances to subsidiaries	6,234	6,238	6,993	—	4,170	(23,635)	—
Noncurrent content rights, net	—	—	646	1,135	—	—	1,781
Goodwill	—	—	3,769	3,509	—	—	7,278
Intangible assets, net	—	—	325	1,293	—	—	1,618
Equity method investments	—	—	337	760	—	—	1,097
Other noncurrent assets	—	20	179	469	—	(20)	648
Total assets	$6,271	$6,258	$13,399	$8,655	$4,170	$(24,066)	$14,687
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$6	$17	$—	$—	$23
Other current liabilities	—	2	342	636	—	(1)	979
Intercompany trade payables, net	—	—	—	409	—	(409)	—
Total current liabilities	—	2	348	1,062	—	(410)	1,002
Long-term debt	—	—	6,343	112	—	—	6,455
Other noncurrent liabilities	2	1	470	453	21	(21)	926
Total liabilities	2	3	7,161	1,627	21	(431)	8,383
Redeemable noncontrolling interest	—	—	—	31	—	—	31
Equity attributable to Discovery Communications, Inc.	6,269	6,255	6,238	6,995	4,149	(23,637)	6,269
Noncontrolling interests	—	—	—	2	—	2	4
Total equity	6,269	6,255	6,238	6,997	4,149	(23,635)	6,273
Total liabilities and equity	$6,271	$6,258	$13,399	$8,655	$4,170	$(24,066)	$14,687

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,022	$179	$—	$—	$1,201
Receivables, net	—	—	406	725	—	(1)	1,130
Content rights, net	—	—	7	115	—	—	122
Deferred income taxes	—	—	33	34	—	7	74
Prepaid expenses and other current assets	46	—	106	51	—	—	203
Intercompany trade receivables, net	—	—	96	—	—	(96)	—
Total current assets	46	—	1,670	1,104	—	(90)	2,730
Investment in and advances to consolidated subsidiaries	6,246	6,264	5,305	—	4,178	(21,993)	—
Noncurrent content rights, net	—	—	599	956	—	—	1,555
Goodwill	—	—	3,769	2,630	—	—	6,399
Intangible assets, net	—	—	332	279	—	—	611
Equity method investments	—	—	339	756	—	—	1,095
Other noncurrent assets	—	20	173	367	—	(20)	540
Total assets	$6,292	$6,284	$12,187	$6,092	$4,178	$(22,103)	$12,930
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$7	$24	$—	$—	$31
Other current liabilities	—	17	362	537	—	(1)	915
Intercompany trade payables, net	—	—	—	96	—	(96)	—
Total current liabilities	—	17	369	657	—	(97)	946
Long-term debt	—	—	5,146	66	—	—	5,212
Other noncurrent liabilities	1	—	408	62	21	(13)	479
Total liabilities	1	17	5,923	785	21	(110)	6,637
Equity attributable to Discovery Communications, Inc.	6,291	6,267	6,264	5,307	4,157	(21,995)	6,291
Noncontrolling interests	—	—	—	—	—	2	2
Total equity	6,291	6,267	6,264	5,307	4,157	(21,993)	6,293
Total liabilities and equity	$6,292	$6,284	$12,187	$6,092	$4,178	$(22,103)	$12,930

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$484	$983	$—	$—	$1,467
Costs of revenues, excluding depreciation and amortization	—	—	116	321	—	—	437
Selling, general and administrative	6	2	49	322	—	—	379
Depreciation and amortization	—	—	9	69	—	—	78
Restructuring charges	—	—	—	9	—	—	9
Total costs and expenses	6	2	174	721	—	—	903
Operating (loss) income	(6)	(2)	310	262	—	—	564
Equity in earnings of subsidiaries	304	306	167	—	203	(980)	—
Interest expense	—	—	(78)	(2)	—	—	(80)
Earnings (losses) from equity investees, net	—	—	2	(9)	—	—	(7)
Other income (expense), net	—	—	5	(1)	—	—	4
Income from continuing operations before income taxes	298	304	406	250	203	(980)	481
Benefit from (provision for) income taxes	2	—	(100)	(83)	—	—	(181)
Net income available to Discovery Communications, Inc. stockholders	$300	$304	$306	$167	$203	$(980)	$300

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$462	$668	$—	$(4)	$1,126
Costs of revenues, excluding depreciation and amortization	—	—	97	204	(1)	(2)	298
Selling, general and administrative	3	—	27	278	—	(1)	307
Depreciation and amortization	—	—	9	22	—	—	31
Restructuring charges	—	—	1	1	—	—	2
Total costs and expenses	3	—	134	505	(1)	(3)	638
Operating (loss) income	(3)	—	328	163	1	(1)	488
Equity in earnings of subsidiaries	296	297	89	—	197	(879)	—
Interest expense	—	—	(60)	(1)	—	—	(61)
Losses from equity investees, net	—	—	1	(7)	—	—	(6)
Other income (expense), net	—	—	1	(1)	(1)	1	—
Income from continuing operations before income taxes	293	297	359	154	197	(879)	421
Provision for income taxes	—	—	(62)	(65)	—	—	(127)
Income from continuing operations, net of taxes	293	297	297	89	197	(879)	294
Loss from discontinued operations, net of taxes	—	—	—	—	(1)	—	(1)
Net income attributable to Discovery Communications, Inc. stockholders	$293	$297	$297	$89	$196	$(879)	$293

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$927	$1,701	$—	$(5)	$2,623
Costs of revenues, excluding depreciation and amortization	—	—	226	557	—	(4)	779
Selling, general and administrative	9	2	121	615	—	(1)	746
Depreciation and amortization	—	—	18	92	—	—	110
Restructuring charges	—	—	—	10	—	—	10
Total costs and expenses	9	2	365	1,274	—	(5)	1,645
Operating (loss) income	(9)	(2)	562	427	—	—	978
Equity in earnings of subsidiaries	537	539	324	—	358	(1,758)	—
Interest expense	—	—	(145)	(3)	—	—	(148)
Earnings (losses) from equity method investees, net	—	—	2	(11)	—	—	(9)
Other (expense) income, net	—	—	(54)	91	—	—	37
Income from continuing operations before income taxes	528	537	689	504	358	(1,758)	858
Benefit from (provision for) income taxes	3	—	(150)	(180)	—	—	(327)
Net income available to Discovery Communications, Inc. stockholders	$531	$537	$539	$324	$358	$(1,758)	$531

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$887	$1,330	$—	$(6)	$2,211
Costs of revenues, excluding depreciation and amortization	—	—	189	410	(1)	(4)	594
Selling, general and administrative	6	—	98	516	—	(2)	618
Depreciation and amortization	—	—	18	42	—	—	60
Restructuring charges	—	—	1	2	—	—	3
Total costs and expenses	6	—	306	970	(1)	(6)	1,275
Operating (loss) income	(6)	—	581	360	1	—	936
Equity in earnings of subsidiaries	519	520	179	—	347	(1,565)	—
Interest expense	—	—	(114)	(2)	—	—	(116)
Losses from equity method investees, net	—	—	1	(55)	—	—	(54)
Other income (expense), net	—	—	—	(2)	—	—	(2)
Income from continuing operations before income taxes	513	520	647	301	348	(1,565)	764
Benefit from (provision for) income taxes	1	—	(127)	(121)	—	—	(247)
Income from continuing operations, net of taxes	514	520	520	180	348	(1,565)	517
Loss from discontinued operations, net of taxes	—	—	—	—	(2)	—	(2)
Net Income	514	520	520	180	346	(1,565)	515
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to Discovery Communications, Inc. stockholders	$514	$520	$520	$180	$346	$(1,566)	$514

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$300	$304	$306	$167	$203	$(980)	$300
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(48)	(48)	(48)	(47)	(32)	175	(48)
Derivative and market value adjustments	2	2	2	8	1	(13)	2
Comprehensive income	254	258	260	128	172	(818)	254
Comprehensive loss attributable to redeemable noncontrolling interests	1	1	1	1	1	(4)	1
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$255	$259	$261	$129	$173	$(822)	$255

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$531	$537	$539	$324	$358	$(1,758)	$531
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(107)	(107)	(107)	(106)	(71)	391	(107)
Derivative and market value adjustments	6	6	6	9	4	(25)	6
Comprehensive income	430	436	438	227	291	(1,392)	430
Comprehensive loss attributable to redeemable noncontrolling interests	1	1	1	1	1	(4)	1
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$431	$437	$439	$228	$292	$(1,396)	$431

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$2	$(15)	$71	$412	$—	$—	$470
Investing Activities
Purchases of property and equipment	—	—	(14)	(40)	—	—	(54)
Business acquisition, net of cash acquired	—	—	—	(1,832)	—	—	(1,832)
Investments in foreign exchange contracts	—	—	(55)	—	—	—	(55)
Distribution from equity method investee	—	—	—	4	—	—	4
Investments in and advances to equity method investees	—	—	—	(26)	—	—	(26)
Other investing activities, net	—	—	—	(1)	—	—	(1)
Cash used in investing activities	—	—	(69)	(1,895)	—	—	(1,964)
Financing Activities
Borrowings from long term debt, net of discounts and issuance costs	—	—	1,186	—	—	—	1,186
Principal repayments of capital lease obligations	—	—	(3)	(14)	—	—	(17)
Repurchases of common stock	(265)	—	—	—	—	—	(265)
Repurchases of preferred stock	(256)	—	—	—	—	—	(256)
Tax settlements associated with equity-based plans	(22)	—	—	—	—	—	(22)
Proceeds from issuance of common stock in connection with equity-based plans	31	—	—	—	—	—	31
Excess tax benefits from equity-based compensation	26	—	—	—	—	—	26
Inter-company contributions and other financing activities, net	484	15	(2,087)	1,585	—	—	(3)
Cash (used in) provided by financing activities	(2)	15	(904)	1,571	—	—	680
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(12)	—	—	(12)
Net change in cash and cash equivalents	—	—	(902)	76	—	—	(826)
Cash and cash equivalents, beginning of period	—	—	1,022	179	—	—	1,201
Cash and cash equivalents, end of period	$—	$—	$120	$255	$—	$—	$375

Non-cash investing and financing transactions for the six months ended June 30, 2013 were $54 million of assets acquired under capital lease arrangements. These transactions impacted the non-guarantor subsidiaries of DCL.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by operating activities	$86	$(2)	$14	$291	$—	$—	$389
Investing Activities
Purchases of property and equipment	—	—	—	(23)	(1)	—	(24)
Business acquisition, net of cash acquired	—	—	—	(20)	—	—	(20)
Distribution from equity method investees	—	—	—	17	—	—	17
Investments in and advances to equity method investees	—	—	—	(87)	—	—	(87)
Cash used in investing activities	—	—	—	(113)	(1)	—	(114)
Financing Activities
Borrowings from long term debt, net of discounts and issuance costs	—	—	983	—	—	—	983
Principal repayments of capital lease obligations	—	—	(3)	(10)	—	—	(13)
Repurchases of common stock	(692)	—	—	—	—	—	(692)
Tax settlements associated with equity-based plans	(3)	—	—	—	—	—	(3)
Proceeds from issuance of common stock in connection with equity-based plans	70	—	—	—	—	—	70
Excess tax benefits from equity-based compensation	33	—	—	—	—	—	33
Inter-company contributions and other financing activities, net	506	2	(366)	(145)	1	—	(2)
Cash used in financing activities	(86)	2	614	(155)	1	—	376
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	—	(1)
Net change in cash and cash equivalents	—	—	628	22	—	—	650
Cash and cash equivalents, beginning of period	—	—	964	83	1	—	1,048
Cash and cash equivalents, end of period	$—	$—	$1,592	$105	$1	$—	$1,698

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in the 2012 Form 10-K.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors over contract interpretation; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of broadband distribution and production companies; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2012 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
Our content spans genres including science, exploration, survival, natural history, technology, docu-series, anthropology, paleontology, history, space, archeology, health and wellness, engineering, adventure, lifestyles, forensics, civilizations, current events and kids. We have an extensive library of content and own most rights to our content and footage, which enables us to exploit our library to launch new brands and services into new markets quickly. Our programming can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. Substantially all of our programming is produced in high definition (“HD”) format.
We classify our operations in three segments: U.S. Networks, consisting principally of domestic television networks, websites, and digital distribution arrangements; International Networks, consisting principally of international television networks and websites; and Education, consisting of educational curriculum-based product and service offerings.
U.S. Networks
U.S. Networks generated revenues of $1.5 billion during the six months ended June 30, 2013, which represented 56% of our total consolidated revenues. Our U.S. Networks segment wholly owns and operates nine national television networks, including Discovery Channel, TLC, Animal Planet, Investigation Discovery, and Science. In addition, this segment holds equity method interests in OWN, The Hub and 3net.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ content, which include cable and DTH satellite service providers, referred to as affiliate fees, digital distributors, which relates to bulk content distribution agreements, and from advertising sold on our television networks and websites. U.S. Networks also generates income by providing sales representation and network distribution services to equity method investee networks and licensing our brands for consumer products.
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
Advertising revenue is based on the price received for available advertising spots and is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In the U.S., advertising time is sold in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for upcoming seasons, and by purchasing in advance, lock in the advertising rates they will pay for the upcoming year. A portion of many upfront advertising commitments includes options whereby advertisers may reduce purchase commitments. In the scatter market, advertisers buy advertising time when the commercials will be run, which often results in a pricing premium compared to the upfront rates. The mix of upfront and scatter market advertising time sold is based upon a number of factors, such as pricing, demand for advertising time and economic conditions.
During the six months ended June 30, 2013, distribution, advertising and other revenues were 44%, 53% and 3%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet, collectively, generated 69% of U.S. Networks’ total revenues for the six months ended June 30, 2013.
U.S. Networks’ largest single cost is content expense, which includes content amortization, content impairments and production costs. U.S. Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method of amortization over the estimated useful lives of the content of up to five years. Most of our content is amortized using an accelerated amortization method.
International Networks
International Networks generated revenues of $1.1 billion during the six months ended June 30, 2013, which represented 42% of our total consolidated revenues. Our International Networks segment principally consists of national and pan-regional television networks. Discovery Channel, Animal Planet, and TLC lead the International Networks’ branded television networks, which are distributed in virtually every pay-television market in the world through operational centers in London, Singapore and Miami. Of U.S. media companies, International Networks has one of the largest international distribution platforms of television networks with as many as fourteen networks in more than 200 countries and territories. As of June 30, 2013, International Networks operated over 230 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also operates free-to-air networks in the U.K., Germany, Italy and Spain. International Networks continues to pursue expansion through launching new distribution feeds and acquiring businesses.
Similar to U.S. Networks, the primary sources of revenue for International Networks are fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers, and advertising sold on our television networks. International television markets vary in their stages of development. Some markets, such as the U.K., are more advanced digital television markets, while others remain in the analog environment with varying degrees of investment from operators to expand channel capacity or convert to digital technologies. Common practice in some markets results in long-term contractual distribution relationships, while customers in other markets renew contracts annually. Distribution revenue for our International Networks segment is largely dependent on the number of subscribers that receive our networks or content, the rates negotiated in the agreements, and the market demand for the content that we provide.
Advertising revenue is dependent upon a number of factors including the development of pay and free-to-air television markets, the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, we expect that advertising revenue growth will result from continued subscriber growth, our localization strategy, and the shift of advertising spending from traditional analog networks to channels in the multi-channel environment. In relatively mature markets, such as Western Europe, growth in advertising revenue will come from increasing viewership and pricing of advertising on our existing television networks and the launching of new services, both organic and through acquisitions. During the six months ended June 30, 2013, distribution, advertising and other revenues were 54%, 43% and 3%, respectively, of total net revenues for this segment.
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
On December 21, 2012, our International Networks segment acquired 20% equity ownership interests in Eurosport, a European sports satellite and cable network, and a portfolio of pay television networks from TF1, a French media company, for $264 million in cash, including transaction costs. We account for Eurosport and the TFI pay television networks as equity method investments. We have a call right that enables us to purchase a controlling interest in Eurosport starting in December 2014 and for one year thereafter. If we exercise our call right, TF1 will have the right to put its remaining interest to us for one year thereafter. The arrangement is intended to increase the growth of Eurosport, which focuses on niche but regionally popular sports such as tennis, skiing, cycling and skating, and enhance our pay television offerings in France.
On December 28, 2012, we acquired Switchover Media, a group of five Italian television channels with children's and entertainment programming. Switchover Media has been included in our operating results since the acquisition date. (See Note 2 to the accompanying consolidated financial statements.)
On January 10, 2013, we purchased an additional 30% ownership interest in Discovery Japan, which was previously a 50% owned equity method investee. As a result, we now have a controlling financial interest in Discovery Japan and account for it as a consolidated subsidiary. We recognized a $92 million gain upon consolidation for the difference in the carrying value and the fair value of the previously held equity interest. (See Note 2 to the accompanying consolidated financial statements.)
On April 9, 2013, we acquired the television and radio operations of SBS Nordic from Prosiebensat.1 Media AG for cash of approximately $1.8 billion (€1.4 billion), including closing purchase price adjustments. On June 1, 2013, we acquired the business operations of a television station in Sweden,) through SBS Nordic for a cash payment of $54 million. These acquisitions have been included in our operating results since the acquisition date. (See Note 2 to the accompanying consolidated financial statements.)
Education
Education generated revenues of $51 million during the six months ended June 30, 2013, which represented 2% of our total consolidated revenues for the six months ended June 30, 2013. Our Education segment is comprised of educational curriculum-based product and service offerings. This segment generates revenues primarily from subscriptions charged to K-12 schools for access to an on-line suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessment and publication of hard-copy curriculum-based content. Our Education segment also participates in global brand and content licensing and engages in partnerships with leading non-profits, corporations, foundations and trade associations.
RESULTS OF OPERATIONS
Items Impacting Comparability
On April 9, 2013, we acquired certain television and radio business operations, SBS Nordic, from Prosiebensat.1 Media AG. During the year ended December 31, 2012, we also acquired Switchover Media, a group of five Italian television channels and a television station in Dubai. We included the operations of each of these acquisitions ("newly acquired businesses") in our consolidated financial statements as of each of their respective acquisition dates. As a result, newly acquired businesses have impacted the comparability of our results of operations between 2013 and 2012. Accordingly, to assist the reader in understanding the changes in our results of operations, the following tables present the calculation of comparative Adjusted OIBDA excluding the newly acquired businesses as reported within our International Networks segment and consolidated financial statements for the three and six months ended June 30, 2013 (in millions). Adjusted OIBDA is defined and a reconciliation to operating income is presented in the "segment results of operations" section of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30
	2013 International Networks As Reported	2013 Newly Acquired Businesses	2013 International Networks Ex- Acquisitions	2012 International Networks As Reported	% Change
Revenues:
Distribution	$314	$42	$272	$243	12%
Advertising	322	145	177	147	20%
Other	16	8	8	15	(47)%
Total Revenues	$652	$195	$457	$405	13%

Adjusted OIBDA	$265	$48	$217	$176	23%

	Three Months Ended June 30
	2013 Total Company As Reported	2013 Newly Acquired Businesses	2013 Total Company Ex- Acquisitions	2012 Total Company As Reported	% Change
Revenues:
Distribution	$662	$42	$620	$540	15%
Advertising	749	145	604	534	13%
Other	56	8	48	52	(8)%
Total Revenues	$1,467	$195	$1,272	$1,126	13%

Adjusted OIBDA	$668	$48	$620	$544	14%

	Six Months Ended June 30
	2013 International Networks As Reported	2013 Newly Acquired Businesses	2013 International Networks Ex- Acquisitions	2012 International Networks As Reported	% Change
Revenues:
Distribution	$589	$43	$546	$482	13%
Advertising	474	155	319	271	18%
Other	33	8	25	32	(22)%
Total Revenues	$1,096	$206	$890	$785	13%

Adjusted OIBDA	$449	$48	$401	$347	16%

	Six Months Ended June 30
	2013 Total Company As Reported	2013 Newly Acquired Businesses	2013 Total Company Ex- Acquisitions	2012 Total Company As Reported	% Change
Revenues:
Distribution	$1,245	$43	$1,202	$1,116	8%
Advertising	1,257	155	1,102	987	12%
Other	121	8	113	108	5%
Total Revenues	$2,623	$206	$2,417	$2,211	9%

Adjusted OIBDA	$1,166	$48	$1,118	$1,052	6%
Discontinued Operations
On September 17, 2012, we sold our postproduction audio business, whose results of operations have been reclassified to discontinued operations for all periods presented (see Note 2 to the accompanying consolidated financial statements). The postproduction audio business was an operating segment combined with Education as a reportable segment.

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Distribution	$662	$540	23%	$1,245	$1,116	12%
Advertising	749	534	40%	1,257	987	27%
Other	56	52	8%	121	108	12%
Total revenues	1,467	1,126	30%	2,623	2,211	19%
Costs of revenues, excluding depreciation and amortization	437	298	47%	779	594	31%
Selling, general and administrative	379	307	23%	746	618	21%
Depreciation and amortization	78	31	NM	110	60	83%
Restructuring charges	9	2	NM	10	3	NM
Total costs and expenses	903	638	42%	1,645	1,275	29%
Operating income	564	488	16%	978	936	4%
Interest expense	(80)	(61)	31%	(148)	(116)	28%
Losses from equity investees, net	(7)	(6)	17%	(9)	(54)	(83)%
Other income (expense), net	4	—	NM	37	(2)	NM
Income from continuing operations before income taxes	481	421	14%	858	764	12%
Provision for income taxes	(181)	(127)	43%	(327)	(247)	32%
Income from continuing operations, net of taxes	300	294	2%	531	517	3%
Loss from discontinued operations, net of taxes	—	(1)	(100)%	—	(2)	(100)%
Net income	300	293	2%	531	515	3%
Net income attributable to noncontrolling interests	—	—	NM	—	(1)	(100)%
Net income available to Discovery Communications, Inc. stockholders	$300	$293	2%	$531	$514	3%
NM -- Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations and newly acquired businesses, consolidated distribution revenue increased 16%, or $86 million, for the three months ended June 30, 2013, and increased 8%, or $94 million, for the six months ended June 30, 2013, as a result of increases of $51 million and $22 million for the three and six months ended June 30, 2013, respectively, at our U.S. Networks segment and increases of $35 million and $72 million for the three and six months ended June 30, 2013, respectively, at our International Networks segment. The increase in distribution revenue at U.S. Networks for the three months ended June 30, 2013 was the result of an increase in digital distribution revenue of $37 million and an increase in affiliate fees of $14 million primarily due to contractual rate increases. The increase in distribution revenue at U.S. Networks for the six months ended June 30, 2013 was attributable to an increase in affiliate fees of $30 million, partially offset by a decrease in digital distribution revenue. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries. Increased digital distribution revenue for the three months ended June 30, 2013 was due to an extension of rights associated with one of our multi-year digital distribution agreements. However, content deliveries during the six months ended June 30, 2012 exceeded deliveries during the six months ended June 30, 2013. The increases in International Networks'

distribution revenue were primarily attributable to the consolidation of Discovery Japan and subscriber growth in Latin America in equivalent amounts.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, and the mix of sales of commercial time between the upfront and scatter markets, which is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Excluding the impact of foreign currency fluctuations and newly acquired businesses, consolidated advertising revenue increased 13%, or $71 million, for the three months ended June 30, 2013, and increased 12%, or $119 million, for the six months ended June 30, 2013, as a result of increases of $39 million and $66 million for the three and six months ended June 30, 2013, respectively, at our U.S. Networks segment and $31 million and $52 million for the three and six months ended June 30, 2013, respectively, at our International Networks segment. The increases were due to improved delivery and pricing in equivalent amounts at U.S. Networks and pricing on our free-to-air networks and audience growth in Western Europe, and to a lesser extent, delivery and pricing in Latin America.
Excluding the impacts of foreign currency fluctuations and newly acquired businesses, other revenue decreased 9%, or $5 million, for the three months ended June 30, 2013, and increased 4%, or $4 million, for the six months ended June 30, 2013.
Costs of Revenues
Excluding the impacts of foreign currency fluctuations and newly acquired businesses, costs of revenues increased 14%, or $43 million, for the three months ended June 30, 2013, and increased 14%, or $82 million, for the six months ended June 30, 2013. The increases were a result of increases of $30 million and $48 million for the three and six months ended June 30, 2013, respectively, at our U.S. Networks segment and $12 million and $33 million for the three and six months ended June 30, 2013, respectively, at our International Networks segment. The increases in costs of revenues were mostly due to increases in content expense, which is consistent with our commitment to content development. The remaining increase was due to various other items, such as sales commissions and television services, which are associated with the increase in revenues.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations and newly acquired businesses, selling, general and administrative expenses increased 15%, or $46 million, for the three months ended June 30, 2013, and increased 15%, or $94 million, for the six months ended June 30, 2013. The increase in selling, general and administrative expenses for the three months ended June 30, 2013 was mostly due to increased marketing costs at our U.S. Networks segment and an increase in personnel costs at our International Networks segment. The increase in selling, general and administrative expenses for the six months ended June 30, 2013 was mostly due to increased personnel costs.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization expense increased $47 million and $50 million for the three and six months ended June 30, 2013, respectively. The increases were due to the amortization of intangible assets related to newly acquired businesses and Discovery Japan (see Note 2 to the accompanying consolidated financial statements).
Restructuring Charges
We incurred restructuring charges of $9 million and $10 million for the three and six months ended June 30, 2013, respectively. We incurred restructuring charges of $2 million and $3 million for the three and six months ended June 30, 2012, respectively. The increases in restructuring charges for the three and six months ended June 30, 2013 were attributable to newly acquired businesses and related to various employee terminations.
Interest Expense
For the three and six months ended June 30, 2013, interest expense increased $19 million and $32 million, respectively, due to an increase in outstanding debt.

Losses from Equity Investees, Net
Losses from our equity method investees were comparable for the three months ended June 30, 2013 and 2012. Losses from our equity method investees decreased $45 million for the six months ended June 30, 2013, due to content impairments and restructuring charges incurred during the three months ended March 31, 2012 at OWN, for which no similar expense was incurred during the six months ended June 30, 2013, and to a lesser extent improved operating results at OWN.
Other Income (Expense), Net
Other income (expense), net, increased $4 million and $39 million for the three and six months ended June 30, 2013, respectively. During the six months ended June 30, 2013, we purchased an additional 30% ownership interest in Discovery Japan, which was previously a 50% owned equity method investee. We recognized a $92 million remeasurement gain upon consolidation to account for the difference between the carrying value and the fair value of the 50% previously held equity interest (see Note 2 to the accompanying financial statements). This increase was partially offset by losses on derivative instruments of $56 million for the six months ended June 30, 2013. There were no losses on derivative instruments for the six months ended June 30, 2012. The losses on derivative contracts resulted from foreign exchange strategies implemented to hedge the purchase of SBS Nordic (see Note 2 to the accompanying consolidated financial statements), which was denominated in Euro and closed on April 9, 2013. Although effective from an economic perspective, this hedging strategy does not qualify for hedge accounting treatment because the forecasted transaction is a business combination.
Provision for Income Taxes
Our provisions for income taxes on income from continuing operations were $181 million and $327 million, and the effective tax rates were 38% for the three and six months ended June 30, 2013. Our provisions for income taxes on income from continuing operations were $127 million and $247 million, and effective tax rates were 30% and 32% for the three and six months ended June 30, 2012, respectively. (See Note 11 to the accompanying consolidated financial statements).
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

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenue:
U.S. Networks	$793	$700	13%	$1,479	$1,381	7%
International Networks	652	405	61%	1,096	785	40%
Education	24	21	14%	51	45	13%
Corporate and inter-segment eliminations	(2)	—	NM	(3)	—	NM
Total revenue	1,467	1,126	30%	2,623	2,211	19%
Costs of revenues, excluding depreciation and amortization	(437)	(298)	47%	(779)	(594)	31%
Selling, general and administrative(a)	(367)	(289)	27%	(688)	(575)	20%
Add: Amortization of deferred launch incentives(b)	5	5	—%	10	10	—%
Adjusted OIBDA	$668	$544	23%	$1,166	$1,052	11%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring charges and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives are included as a reduction of distribution revenue for reporting in accordance with GAAP but are excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Adjusted OIBDA:
U.S. Networks	$472	$426	11%	$849	$821	3%
International Networks	265	176	51%	449	347	29%
Education	4	3	33%	11	9	22%
Corporate and inter-segment eliminations	(73)	(61)	20%	(143)	(125)	14%
Total Adjusted OIBDA	668	544	23%	1,166	1,052	11%
Amortization of deferred launch incentives	(5)	(5)	—%	(10)	(10)	—%
Mark-to-market equity-based compensation	(12)	(18)	(33)%	(58)	(43)	35%
Depreciation and amortization	(78)	(31)	NM	(110)	(60)	83%
Restructuring charges	(9)	(2)	NM	(10)	(3)	NM
Operating income	$564	$488	16%	$978	$936	4%

U.S. Networks
The table below presents our U.S. Networks segment revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Distribution	$348	$297	17%	$656	$634	3%
Advertising	426	387	10%	782	716	9%
Other	19	16	19%	41	31	32%
Total revenues	793	700	13%	1,479	1,381	7%
Costs of revenues, excluding depreciation and amortization	(198)	(168)	18%	(387)	(339)	14%
Selling, general and administrative	(125)	(109)	15%	(247)	(226)	9%
Add: Amortization of deferred launch incentives	2	3	(33)%	4	5	(20)%
Adjusted OIBDA	472	426	11%	849	821	3%
Amortization of deferred launch incentives	(2)	(3)	(33)%	(4)	(5)	(20)%
Depreciation and amortization	(3)	(3)	—%	(6)	(6)	—%
Restructuring charges	(2)	—	NM	(3)	(1)	NM
Operating income	$465	$420	11%	$836	$809	3%
Revenues
Distribution revenue for the three and six months ended June 30, 2013 increased $51 million and $22 million, respectively. The increase for the three months ended June 30, 2013 was a result of an increase in digital distribution revenue of $37 million and an increase in affiliate fees of $14 million. The increase for the six months ended June 30, 2013 was attributable to an increase in affiliate fees of $30 million, partially offset by a decrease in digital distribution revenue. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries. Increased digital distribution revenue for the three months ended June 30, 2013 was due to an extension of one of our multi-year digital distribution agreements. However, content deliveries during the six months ended June 30, 2012 exceeded deliveries during the six months ended June 30, 2013. The increases in affiliate fees for the three and six months ended June 30, 2013 were primarily due to annual contractual rate increases on existing contracts. There was also a slight increase in the number of paying subscribers, principally for our networks carried on the digital tier. The subscriber base for the U.S. pay television distribution market has remained flat over recent periods.
Advertising revenue for the three and six months ended June 30, 2013 increased $39 million and $66 million, respectively. The increases were equally attributable to increases in delivery and pricing, due to general advertiser demand.
Other revenue for the three and six months ended June 30, 2013 was consistent with the prior year amounts.
Costs of Revenues
Costs of revenues for the three and six months ended June 30, 2013 increased $30 million and $48 million, respectively. The increases were primarily attributable to an increase in content expense, and to a lesser extent, an increase in sales commissions. The increases in costs of revenues were consistent with our commitment to content development and commissions associated with increasing advertising revenues.
Selling, General and Administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2013 increased $16 million and $21 million, respectively. The increases were primarily attributable to increases in personnel costs and marketing expenses. During the three months ended June 30, 2013, the increase was mostly attributable to increases in marketing costs for the Discovery Channel and Investigation Discovery networks. During the six months ended June 30, 2013, increases mostly resulted from increases in personnel costs.

Adjusted OIBDA
Adjusted OIBDA for the three and six months ended June 30, 2013 increased $46 million and $28 million, respectively. Revenue for both the three and six months ended June 30, 2013 increased due to greater general advertiser demand, which contributed to increases in delivery and pricing, and contractual rate increases with our distributors. Revenues further increased for the three months ended June 30, 2013 due to digital distribution revenue. These increases were partially offset by higher costs of revenues and selling, general and administrative expenses for both the three and six months ended June 30, 2013.
International Networks
The table below presents our International Networks segment revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Distribution	$314	$243	29%	$589	$482	22%
Advertising	322	147	NM	474	271	75%
Other	16	15	7%	33	32	3%
Total revenues	652	405	61%	1,096	785	40%
Costs of revenues, excluding depreciation and amortization	(232)	(124)	87%	(379)	(243)	56%
Selling, general and administrative	(158)	(107)	48%	(274)	(200)	37%
Add: Amortization of deferred launch incentives	3	2	50%	6	5	20%
Adjusted OIBDA	265	176	51%	449	347	29%
Amortization of deferred launch incentives	(3)	(2)	50%	(6)	(5)	20%
Depreciation and amortization	(61)	(14)	NM	(76)	(25)	NM
Restructuring charges	(7)	(1)	NM	(7)	(1)	NM
Operating income	$194	$159	22%	$360	$316	14%
Revenues
Excluding the impact of foreign currency fluctuations and newly acquired businesses, distribution revenue increased 14%, or $35 million, for the three months ended June 30, 2013, and increased 15%, or $72 million, for the six months ended June 30, 2013. The increases were primarily attributable to the consolidation of Discovery Japan and subscriber growth in Latin America in equivalent amounts. The subscriber growth in Latin America is consistent with the continued development of the pay television market in that region.
Excluding the impact of foreign currency fluctuations and newly acquired businesses, advertising revenue increased 21%, or $31 million, for the three months ended June 30, 2013, and increased 19%, or $52 million, for the six months ended June 30, 2013. The increases were mostly attributable to increases in pricing on our free-to-air networks and audience growth in Western Europe, and to a lesser extent, increases in delivery and pricing in Latin America in equivalent amounts.
Excluding the impact of foreign currency fluctuation and newly acquired businesses, other revenue decreased 47%, or $8 million, for the three months ended June 30, 2013, and decreased 24%, or $8 million, for the six months ended June 30, 2013. The decrease for the three months ended June 30, 2013 was equally attributable to the timing of production revenues and consolidation of Discovery Japan. The decrease for the six months ended June 30, 2013 was primarily attributable to the consolidation of Discovery Japan. Service fee revenue from Discovery Japan was eliminated following the consolidation of Discovery Japan on January 10, 2013 (see Note 2 to the accompanying consolidated financial statements).
Costs of Revenues
Excluding the impact of foreign currency fluctuations and newly acquired businesses, costs of revenues increased 10%, or $12 million, for the three months ended June 30, 2013, and increased 13%, or $33 million, for the six months ended June 30, 2013. The increases were mostly attributable to increased content expense and to a lesser extent increases in television services, such as localized network feeds in Western Europe and sales commissions. The increase in costs of revenues supports the growth in distribution and advertising revenues.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and newly acquired businesses, selling, general and administrative expenses increased 24%, or $25 million, for the three months ended June 30, 2013, and increased 20%, or $40 million, for the six months ended June 30, 2013. The increases were attributable to an increase in personnel costs, and to a lesser extent, marketing expenses, facilities and maintenance costs and professional fees.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and newly acquired businesses, Adjusted OIBDA increased 12%, or $22 million, for the three months ended June 30, 2013, and increased 13%, or $44 million, for the six months ended June 30, 2013. The increases were due to subscriber growth in Latin America, the increase in advertising revenue on our free-to-air networks in Western Europe and the consolidation of Discovery Japan, partially offset by higher costs of revenues and selling, general and administrative expenses.
Education
The following table presents our Education segment revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$24	$21	14%	$51	$45	13%
Costs of revenues, excluding depreciation and amortization	(8)	(6)	33%	(15)	(12)	25%
Selling, general and administrative	(12)	(12)	—%	(25)	(24)	4%
Adjusted OIBDA	4	3	33%	11	9	22%
Depreciation and amortization	—	(1)	(100)%	(1)	(1)	—%
Operating income	$4	$2	100%	$10	$8	25%
Adjusted OIBDA for the three and six months ended June 30, 2013 were consistent with the prior year amounts.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$(2)	$—	NM	$(3)	$—	NM
Costs of revenues, excluding depreciation and amortization	1	—	NM	2	—	NM
Selling, general and administrative	(72)	(61)	18%	(142)	(125)	14%
Adjusted OIBDA	(73)	(61)	20%	(143)	(125)	14%
Mark-to-market equity-based compensation	(12)	(18)	(33)%	(58)	(43)	35%
Depreciation and amortization	(14)	(13)	8%	(27)	(28)	(4)%
Restructuring charges	—	(1)	(100)%	—	(1)	(100)%
Operating loss	$(99)	$(93)	6%	$(228)	$(197)	16%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.

Adjusted OIBDA decreased $12 million and $18 million for the three and six months ended June 30, 2013, respectively, due to increases in various items such as professional fees and personnel costs.
FINANCIAL CONDITION
Sources and Uses of Cash
As of June 30, 2013, we had $375 million of cash and cash equivalents on hand and approximately $1.0 billion available to borrow under our revolving credit facility. As a public company, we may have access to other sources of capital such as the public bond and equity markets. On March 19, 2013, DCL, our wholly-owned subsidiary, issued $1.2 billion aggregate principal amount of senior notes consisting of $350 million aggregate principal amount of 3.25% Senior Notes due April 1, 2023 and $850 million aggregate principal amount of 4.875% Senior Notes due April 1, 2043. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.
Our primary uses of cash include the creation and acquisition of new content, repurchases of our capital stock, personnel costs, payments for income taxes and interest on our outstanding senior notes, funding for various equity method and other investments and business acquisitions.

•
On April 9, 2013, we acquired SBS Nordic for approximately $1.8 billion (€1.4 billion) in cash, including closing purchase price adjustments. (See Note 2 to the accompanying consolidated financial statements.)

•
On April 5, 2013, we repurchased and retired 4 million shares of our Series C convertible preferred stock from Advance Programming Holdings, LLC for an aggregate purchase price of $256 million, using cash on hand. (See Note 9 to the accompanying consolidated financial statements.)

•
As of June 30, 2013, we had remaining authorization of $1.3 billion for future repurchases of our common stock under the stock repurchase program, of which $253 million and $1.0 billion will expire on April 25, 2014 and December 11, 2014, respectively. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. Under the stock repurchase program, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated transactions, subject to market conditions and other factors. As of June 30, 2013, we had repurchased 2.0 million and 60.5 million shares of Series A and Series C common stock over the life of the program for the aggregate purchase price of $109 million and $2.6 billion, respectively. (See Note 9 to the accompanying consolidated financial statements.)

•
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of June 30, 2013, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $509 million including interest. If necessary, we currently expect to provide additional funding to our equity method investees and to recoup amounts funded.

•
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

•
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the six months ended June 30, 2013, we paid $61 million for cash-settled equity awards. As of June 30, 2013, liabilities totaled $68 million for outstanding cash-settled equity awards, of which $51 million was classified as current. (See Note 13 to the accompanying consolidated financial statements.)

•
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. As of June 30, 2013, we made cash payments of $149 million and $142 million for income taxes and interest, respectively.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2013	2012
Cash and cash equivalents, beginning of period	$1,201	$1,048
Cash provided by operating activities	470	389
Cash used in investing activities	(1,964)	(114)
Cash used in financing activities	680	376
Effect of exchange rate changes on cash and cash equivalents	(12)	(1)
Net change in cash and cash equivalents	(826)	650
Cash and cash equivalents, end of period	$375	$1,698
Operating Activities
Cash provided by operating activities increased $81 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was primarily driven by improved operating results, partially offset by an increase in content investment of $152 million, and changes in working capital. The net decrease in cash from changes in working capital activities was primarily due to higher interest payments and a decrease in accounts payable due to the timing of payments.
Investing Activities
Cash flows used in investing activities increased $1.9 billion for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was primarily attributable to business combinations during the six months ended June 30, 2013 for $1.8 billion, net of cash acquired (see Note 2 to the accompanying consolidated financial statements) as well as an increase in realized losses for derivatives in connection with forecasted business combinations of $55 million, partially offset by a decrease in investments in and advances to unconsolidated equity method investees of $61 million.
Financing Activities
Cash flows provided by financing activities increased $304 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was principally due to an increase in cash flows from the issuance of senior notes of $203 million and a reduction in repurchases of our common and preferred stock of $171 million. We made no repurchases of our Series A and Series C common stock pursuant to our stock repurchase program in the three months ended March 31, 2013 due to anticipated investment in business acquisitions. We resumed repurchasing our common stock under our stock repurchase program in the second quarter of 2013.
Capital Resources
As of June 30, 2013, capital resources were comprised of the following (in millions).

	June 30, 2013
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$375	$—	$—	$375
Revolving credit facility	1,000	1	—	999
Senior notes(a)	6,350	—	6,350	—
Total	$7,725	$1	$6,350	$1,374

(a) Interest on senior notes is paid semi-annually. Our senior notes outstanding as of June 30, 2013 had interest rates that ranged from 3.25% to 6.35% and will mature between 2015 and 2043.
We expect that our cash balance, cash generated from operations and availability under our revolving credit agreement to be sufficient to fund our cash needs for the next twelve months.

As of June 30, 2013, we held $375 million of cash and cash equivalents, of which $188 million was included in foreign corporations that we intend to permanently reinvest outside of the U.S. Our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. However, if these funds are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate them.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2012. For a discussion of each of our critical accounting policies listed below, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in the 2012 Form 10-K:
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
The Company's reserves for uncertain tax positions at December 31, 2012 and 2011, totaled $128 million and $46 million, respectively. The increase in the reserve in 2012 was attributable, in approximately equal proportion, to provisions related to: uncertainties regarding the valuation of certain assets; uncertainties regarding the eligibility for, and application of the rules surrounding, certain tax incentives and credits; and uncertainties regarding allocation and taxation of income among multiple jurisdictions.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during the six months ended June 30, 2013. Information regarding our adoption of new accounting and reporting standards is set forth in Note 1 to the accompanying consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposures to market risk have not changed materially since December 31, 2012. Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2012 Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
On April 9, 2013, the Company acquired SBS Nordic. (See Note 2 to the accompanying consolidated financial statements.) We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended June 30, 2013, except as discussed above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
Our risk factors have not changed materially since December 31, 2012. Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2012 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended June 30, 2013.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
April 1, 2013 - April 30, 2013	2,150,909	$70.78	2,150,909	$1,366,077,195
May 1, 2013 - May 31, 2013	600,000	$71.28	600,000	$1,323,312,025
June 1, 2013 - June 30, 2013	1,025,810	$68.24	1,025,810	$1,253,312,053
Total	3,776,719		3,776,719	$1,253,312,053

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

(b)
The total amount authorized under the stock repurchase program is $4.0 billion. As of June 30, 2013, the Company had remaining authorization of $1.3 billion for future repurchases of its common stock under the stock repurchase program, of which $253 million and $1.0 billion will expire on April 25, 2014 and December 11, 2014, respectively. Under the stock repurchase program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. We have been funding and and expect to continue to fund stock repurchases through a combination of cash on hand, cash generated by operations, borrowings under our revolving credit facility and future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended June 30, 2013.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	Discovery Communications, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 16, 2013 (SEC File No. 1-34177))

10.2	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 16, 2013)

10.3	Form of Employee Restricted Stock Unit (RSU) Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 16, 2013)

10.4	Form of Employee Performance Restricted Stock Unit (PRSU) Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 16, 2013)

10.5	Form of Employee Stock Appreciation Right (SAR) Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 16, 2013)

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

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) Consolidated Statements of Equity for the three and six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: July 30, 2013	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: July 30, 2013	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Discovery Communications, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 16, 2013 (SEC File No. 1-34177))

10.2	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 16, 2013)

10.3	Form of Employee Restricted Stock Unit (RSU) Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 16, 2013)

10.4	Form of Employee Performance Restricted Stock Unit (PRSU) Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 16, 2013)

10.5	Form of Employee Stock Appreciation Right (SAR) Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 16, 2013)

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

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) Consolidated Statements of Equity for the three and six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.