Form 10-Q
period 2013-09-30
Discovery Communications, Inc.
filed 2013-10-31
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of October 23, 2013:

Series A Common Stock, par value $0.01 per share	146,519,081
Series B Common Stock, par value $0.01 per share	6,545,981
Series C Common Stock, par value $0.01 per share	84,484,597

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$439	$1,201
Receivables, net	1,344	1,130
Content rights, net	274	122
Deferred income taxes	74	74
Prepaid expenses and other current assets	233	203
Total current assets	2,364	2,730
Noncurrent content rights, net	1,833	1,555
Property and equipment, net	492	388
Goodwill	7,301	6,399
Intangible assets, net	1,606	611
Equity method investments	1,087	1,095
Other noncurrent assets	184	152
Total assets	$14,867	$12,930
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$116	$71
Accrued expenses and other current liabilities	832	721
Deferred revenues	164	123
Current portion of debt	23	31
Total current liabilities	1,135	946
Noncurrent portion of debt	6,485	5,212
Deferred income taxes	681	272
Other noncurrent liabilities	309	207
Total liabilities	8,610	6,637
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	32	—
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 44 and 49 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 149 and 147 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 151and 150 shares issued	2	2
Additional paid-in capital	6,798	6,689
Treasury stock, at cost	(3,195)	(2,482)
Retained earnings	2,604	2,075
Accumulated other comprehensive income	8	4
Total Discovery Communications, Inc. stockholders’ equity	6,220	6,291
Noncontrolling interests	5	2
Total equity	6,225	6,293
Total liabilities and equity	$14,867	$12,930
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Distribution	$651	$549	$1,896	$1,665
Advertising	665	468	1,922	1,455
Other	59	59	180	167
Total revenues	1,375	1,076	3,998	3,287
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	435	296	1,214	890
Selling, general and administrative	379	314	1,125	932
Depreciation and amortization	80	27	190	87
Restructuring charges	1	1	11	4
Gain on disposition	(19)	—	(19)	—
Total costs and expenses	876	638	2,521	1,913
Operating income	499	438	1,477	1,374
Interest expense	(80)	(68)	(228)	(184)
Losses from equity investees, net	—	(22)	(9)	(76)
Other income (expense), net	—	1	37	(1)
Income from continuing operations before income taxes	419	349	1,277	1,113
Provision for income taxes	(163)	(134)	(490)	(381)
Income from continuing operations, net of taxes	256	215	787	732
Loss from discontinued operations, net of taxes	—	(9)	—	(11)
Net income	256	206	787	721
Net income attributable to noncontrolling interests	(1)	(1)	(1)	(2)
Net income available to Discovery Communications, Inc. stockholders	$255	$205	$786	$719
Basic earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.72	$0.58	$2.18	$1.92
Discontinued operations	$—	$(0.02)	$—	$(0.03)
Net income	$0.72	$0.55	$2.18	$1.89
Diluted earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.71	$0.57	$2.16	$1.91
Discontinued operations	$—	$(0.02)	$—	$(0.03)
Net income	$0.71	$0.55	$2.16	$1.88
Weighted average shares outstanding:
Basic	356	372	360	380
Diluted	359	375	363	383
Income per share amounts may not sum as each is calculated independently.
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$256	$206	$787	$721
Other comprehensive income (loss), net of tax:
Currency translation adjustments	104	15	(3)	16
Derivative and market value adjustments	—	—	6	(1)
Comprehensive income	360	221	790	736
Comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)	(2)
Comprehensive loss attributable to redeemable noncontrolling interests	—	—	1	—
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$359	$220	$790	$734
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$787	$721
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	129	112
Depreciation and amortization	190	87
Content amortization and impairment expense	850	638
(Gain) loss on disposition	(19)	6
Remeasurement gain on previously held equity interest	(92)	—
Equity in losses and distributions from investee companies	15	91
Deferred income tax expense (benefit)	144	(60)
Other, net	91	26
Changes in operating assets and liabilities:
Receivables, net	(92)	(36)
Content rights	(1,061)	(828)
Accounts payable and accrued liabilities	41	82
Equity-based compensation liabilities	(61)	(39)
Income tax receivable	50	—
Other, net	(42)	(29)
Cash provided by operating activities	930	771
Investing Activities
Purchases of property and equipment	(76)	(53)
Business acquisitions, net of cash acquired	(1,832)	(20)
Investments in foreign exchange contracts	(55)	—
Proceeds from disposition	28	—
Distributions from equity method investees	23	17
Investments in and advances to equity method investees, net	(28)	(115)
Other investing activities, net	(1)	(24)
Cash used in investing activities	(1,941)	(195)
Financing Activities
Borrowings from debt, net of discount and issuance costs	1,186	981
Principal repayments of capital lease obligations	(21)	(17)
Repurchases of common stock	(713)	(1,146)
Repurchases of preferred stock	(256)	—
Tax settlements associated with equity-based plans	(22)	(3)
Proceeds from issuance of common stock in connection with equity-based plans	43	79
Excess tax benefits from equity-based compensation	40	37
Other financing activities, net	(3)	(3)
Cash provided by (used in) financing activities	254	(72)
Effect of exchange rate changes on cash and cash equivalents	(5)	1
Net change in cash and cash equivalents	(762)	505
Cash and cash equivalents, beginning of period	1,201	1,048
Cash and cash equivalents, end of period	$439	$1,553

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2013		2012
Supplemental Cash Flow Information
Cash paid for taxes, net	$(273)		$(354)
Cash paid for interest	$(158)		$(136)
Noncash Investing and Financing Transactions
Investment in OWN	$—		$7
Assets acquired under capital lease arrangements	$86	—	$10
Accrued purchases of property and equipment	$4		$5
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,269	$4	$6,273	$6,471	$2	$6,473
Comprehensive income	359	1	360	220	1	221
Equity-based compensation	14	—	14	15	—	15
Issuance of common stock in connection with equity-based compensation	12	—	12	9	—	9
Excess tax benefits from equity-based compensation	14	—	14	4	—	4
Repurchases of common stock	(448)	—	(448)	(454)	—	(454)
Cash distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Ending balance	$6,220	$5	$6,225	$6,265	$2	$6,267

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,291	$2	$6,293	$6,517	$2	$6,519
Comprehensive income	790	1	791	734	2	736
Equity-based compensation	48	—	48	47	—	47
Issuance of common stock in connection with equity-based compensation	43	—	43	79	—	79
Excess tax benefits from equity-based compensation	40	—	40	37	—	37
Tax settlements associated with equity-based compensation	(22)	—	(22)	(3)	—	(3)
Repurchases of preferred and common stock	(969)	—	(969)	(1,146)	—	(1,146)
Redeemable noncontrolling interest adjustment of redemption value to floor	(1)	—	(1)	—	—	—
Noncontrolling interests of acquired businesses	—	2	2	—	—	—
Cash distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Ending balance	$6,220	$5	$6,225	$6,265	$2	$6,267
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
Reclassifications
Beginning January 1, 2013, the Company reclassified losses from equity method investees, net from other income (expense), net to a separate line on the consolidated statement of operations for all periods presented.
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
Accounting and Reporting Pronouncements Adopted
Offsetting Assets and Liabilities
In January 2011, the Financial Accounting Standards Board (“FASB”) issued guidance expanding the disclosure requirements for financial instruments that are offset in the balance sheet or subject to a master netting arrangement or similar agreement. In January 2013, the FASB issued additional guidance clarifying that the scope of the guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions. The adoption of the new guidance, effective January 1, 2013, did not have a material impact on the Company's consolidated financial statements. (See Note 7.)
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
Accounting and Reporting Pronouncements Not Yet Adopted
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued guidance stating that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance is effective on a prospective basis for annual and interim periods beginning after December 15, 2013, but early adoption and retrospective application are permitted. The Company is assessing the impact of this guidance on its consolidated financial statements.
Concentrations Risk
Customers
The Company has long-term contracts with distributors, including the largest distributors in the U.S. and major international distributors. The U.S. Networks' top 10 distributors generate approximately 90% of the segment's distribution revenue. The International Networks' top 10 distributors generate approximately 50% of the segment's distribution revenue. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2013 through 2020. Negotiations to renew agreements with distributors can be contentious and, in some cases, those negotiations may not be completed prior to the end of the existing contract. Upon expiration of a contract, the Company may cease providing service to the distributor or the distributor may cease carriage of the Company’s content. Although the Company intends to renew its agreements with its distributors, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal, or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in affiliate revenue, but it could also experience a reduction in advertising revenue which is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three and nine months ended September 30, 2013 or 2012. The Company’s trade receivables do not represent a significant concentration of credit risk as of September 30, 2013 or December 31, 2012 due to the variety of customers and their dispersion across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of September 30, 2013, the Company did not anticipate nonperformance by any of its counterparties.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess the components of its preliminary purchase price allocation. The table below presents the preliminary fair value allocation of the purchase price to the assets and liabilities acquired (in millions).

April 9, 2013
Goodwill	$763
Intangible assets	1,001
Content	248
Other net assets acquired	203
Cash	106
Liabilities assumed	(262)
Deferred tax liabilities	(238)
Noncontrolling interests	(2)
Net assets acquired	$1,819

The goodwill reflects the workforce, synergies and increased Nordic region market penetration expected from combining the operations of SBS Nordic and the Company. The goodwill recorded as part of this acquisition is not amortizable for tax purposes. The assignment of goodwill to reporting units has not been completed as of the date of these financial statements. Intangible assets primarily consist of broadcast licenses, distribution and advertising customer relationships, advertiser backlog and television and radio trademarks with a weighted average estimated useful life of 8 years. The Company's process of identifying the assets acquired and the liabilities assumed and determining their fair values is not complete as of the date of this filing, principally with respect to intangible assets and income taxes.
Discovery Japan
On January 10, 2013, the Company purchased an additional 30% of Discovery Japan for $53 million. Discovery Japan operates Discovery Channel and Animal Planet in Japan. As of December 31, 2012, Discovery and Jupiter Telecommunications Co., Ltd ("J:COM") each owned a 50% interest in Discovery Japan, and Discovery accounted for its 50% interest using the equity method of accounting. Discovery consolidated Discovery Japan on January 10, 2013 and recognized a gain of $92 million to account for the difference between the carrying value and the fair value of the previously held 50% equity interest. The gain is included in other income (expense), net in the Company's consolidated statements of operations (see Note 13). The Company used a combination of a DCF analysis and market-based valuation methodologies, which represent Level 3 fair value measurements, to measure the fair value of Discovery Japan and to perform its preliminary purchase price allocation. The preliminary purchase price allocation is not complete principally with respect to income taxes.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The terms of the agreement provide J:COM with a right to put its 20% noncontrolling interest to Discovery for cash at any time and Discovery with the right to call J:COM's 20% noncontrolling interest beginning January 2018. As J:COM's put right is outside the control of the Company, J:COM's 20% noncontrolling interest is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet (see Note 8).
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
During the year ended December 31, 2012, the Company acquired Switchover Media, a group of five Italian television channels with children's and entertainment programming, a digital media company in the U.S., a television station in Dubai, and certain affiliate agreements in Latin America. Total consideration for these businesses was $173 million, net of cash acquired, including $15 million paid during nine months ended September 30, 2013. Contingent consideration of up to $9 million may be paid if certain performance targets are achieved through 2014. During the year ended December 31, 2012, the Company recorded $108 million and $70 million of goodwill and intangible assets, respectively, in connection with these acquisitions. These business combinations have been included in the Company’s operating results since their acquisition dates.
The operations of acquisitions are included in the Company's consolidated financial statements as of their respective acquisition dates.
Pro Forma Financial Information
The following table presents the unaudited pro forma results of the Company as though all of the business combinations discussed above had been made on January 1, 2012 (in millions). These pro forma results do not necessarily represent what would have occurred if all the business combinations had taken place on January 1, 2012, nor do they represent the results that may occur in the future. These pro forma amounts include historical financial statement amounts with adjustments: the Company converted historical financial statements to GAAP and applied the Company's accounting policies, the Company adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2012, the Company removed the gain of $92 million recognized upon the consolidation of Discovery Japan and losses of $56 million for derivative instruments associated with the purchase of SBS Nordic from the nine months ended September 30, 2013 and included them as of January 1, 2012, and lastly, the presentation includes adjustments for transaction costs of $18 million and income taxes. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis.

	Pro forma		Pro forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,375	$1,255	$4,200	$3,853
Income from continuing operations, net of taxes	$269	$212	$770	$745

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidation of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the business combinations as reported within the consolidated financial statements for the three and nine months ended September 30, 2013 (in millions). Amounts for similar periods during the prior year are immaterial.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Revenue	$189	$425
(Loss) income from continuing operations before income taxes	$(3)	$10
Consolidated amortization expense
Amortization expense relating to intangible assets subject to amortization beginning October 1, 2013 through each of the next four years and thereafter is estimated in the table below (in millions). The amounts represent U.S. dollar equivalents based on October 1, 2013 exchange rates.

	October 1 through December 31,	Year Ending December 31,
	2013	2014	2015	2016	2017	Thereafter
Amortizing intangible assets owned as of December 31, 2012	$8	$31	$31	$31	$23	$301
Acquisitions during the nine months ended September 30, 2013	56	139	112	112	112	486
Amortizing intangible assets owned as of September 30, 2013	$64	$170	$143	$143	$135	$787

Intangible assets subject to amortization in the table above exclude $164 million of indefinite-lived intangible assets not subject to amortization.
Dispositions
Petfinder
On July 15, 2013, the Company sold the domain name and business operations of the Petfinder.com website ("Petfinder"). The sale of Petfinder resulted in a $19 million pretax gain which has been reflected in gain on disposition in the consolidated statements of operations.
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
NOTE 3. VARIABLE INTEREST ENTITIES
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. In certain instances, an investment may qualify as a variable interest entity (“VIE”). As of September 30, 2013 and December 31, 2012, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which operate pay-television networks.
The Company accounts for its interests in VIEs using the equity method as the Company is not the primary beneficiary. The aggregate carrying values of these equity method investments were $798 million and $825 million as of September 30, 2013 and December 31, 2012, respectively. The Company recognized losses in the consolidated statements of operations of zero and $13 million during the three and nine months ended September 30, 2013, respectively, and $24 million and $81 million during the three and nine months ended September 30, 2012, respectively, for its portion of net losses generated by VIEs.
As of September 30, 2013, the Company’s estimated risk of loss for investment carrying values, unfunded contractual commitments and guarantees made on behalf of equity method investees was approximately $845 million. The estimated risk

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of loss excludes the Company’s expected non-contractual funding of OWN and its operating performance guarantee for Hub Television Networks LLC, which is disclosed below.
Hub Television Networks LLC
Hub Television Networks LLC operates The Hub, which is a pay-television network that provides children’s and family entertainment and educational programming. The Company is obligated to provide The Hub with funding up to $15 million; the Company has not provided any funding as of September 30, 2013. The Company also provides The Hub distribution, sales and administrative support services for a fee (see Note 14).
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
Through December 31, 2015, the Company has guaranteed the performance of The Hub and is required to compensate Hasbro to the extent that distribution metrics decline versus levels historically achieved by the Discovery Kids channel. This guarantee extends on a declining basis through the period of guarantee. Upon inception of The Hub on May 22, 2009, the maximum amount potentially due under this guarantee was $300 million. As of September 30, 2013, the maximum amount potentially due under this guarantee was less than $70 million. The exposure to loss is expected to decline to zero during 2014. As The Hub’s distribution is obtained under long-term contracts with stable subscriber levels, the Company believes the likelihood is remote that the guaranteed performance levels will not be achieved and, therefore, believes the performance guarantee is unlikely to have an adverse impact on the Company.
The carrying value of the Company’s investment in The Hub was $320 million and $322 million as of September 30, 2013 and December 31, 2012, respectively. The value of the investment may decline if future results vary negatively from the current long range plan. The Company continues to monitor the valuation of its investment in accordance with GAAP, which requires an impairment charge when there is an other-than-temporary decline in the investment’s value. No impairment was recorded during the nine months ended September 30, 2013.
OWN LLC
OWN LLC operates OWN, which is a pay-television network and website that provides adult lifestyle content, which is focused on self-discovery and self-improvement, and entertainment content. Based upon the level of equity investment at risk, OWN is a VIE. While the Company and Harpo, Inc. ("Harpo") are partners who share equally in voting control, power is not shared because Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel that significantly impact OWN’s economic performance. Accordingly, the Company has determined that it is not the primary beneficiary of OWN and accounts for its investment in OWN using the equity method. However, the Company provides OWN funding, content licenses, and distribution, sales and administrative support services for a fee (see Note 14).
The Company's combined advances to and note receivable from OWN were $498 million and $482 million, as of September 30, 2013 and December 31, 2012, respectively. During the nine months ended September 30, 2013, the Company received net repayments of $11 million from OWN and accrued interest on the note receivable of $27 million. During the nine months ended September 30, 2012, the Company provided OWN with funding of $112 million and accrued interest on the note receivable of $21 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company expects to provide additional funding to OWN, if necessary, and to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo. OWN began repaying amounts owed to the Company during the nine months ended September 30, 2013.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company will continue to record 100% of OWN's operating losses as long as Discovery provides all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's future net income will initially be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest.
The carrying value of the Company’s investment in OWN of $444 million and $469 million as of September 30, 2013 and December 31, 2012, respectively, includes a note receivable balance and accumulated investment losses. Given that the early results of OWN’s operations have been below its initial business plan, there is a possibility that the results of OWN’s future operations will fall below the revised long-term projections. The Company continues to monitor the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. No impairment was recorded during the nine months ended September 30, 2013.
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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2013
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$122	$—	$—	$122
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	3	—	3
Foreign exchange	Other noncurrent assets	—	7	—	7
Total assets		$122	$10	$—	$132
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$122	$—	$—	$122
TF1 put right	Other noncurrent liabilities	—	—	14	14
Total liabilities		$122	$—	$14	$136

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The fair value measurement of the TF1 put was determined through the use of a Monte Carlo simulation model. The Monte Carlo model simulates the various sources of uncertainty impacting the value of a financial instrument and uses those simulations to develop an estimated fair value for the instrument. The valuation methodology for the TF1 put is based on unobservable estimates and judgments, and therefore represents a Level 3 fair value measurement. At both September 30, 2013 and December 31, 2012, the fair value of the TF1 put was determined to be $14 million. During the three and nine months ended September 30, 2013, there were no changes to the valuation methodology used to estimate the fair value of the TF1 put. (See Note 15.)
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable and debt. The carrying values for cash, accounts receivable and accounts payable approximated their fair values. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $6.7 billion and $5.9 billion as of September 30, 2013 and December 31, 2012, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	September 30, 2013	December 31, 2012
Produced content rights:
Completed	$3,430	$2,724
In-production	356	308
Coproduced content rights:
Completed	614	566
In-production	96	76
Licensed content rights:
Acquired	848	483
Prepaid	47	17
Content rights, at cost	5,391	4,174
Accumulated amortization	(3,284)	(2,497)
Total content rights, net	2,107	1,677
Current portion	(274)	(122)
Noncurrent portion	$1,833	$1,555
Content expense consists of content amortization, impairments and other production charges and is included in cost of revenues in the consolidated statements of operations. Content expense was $332 million and $921 million for the three and nine months ended September 30, 2013, respectively, and $228 million and $688 million for the three and nine months ended September 30, 2012, respectively. Content impairments were $7 million and $19 million for the three and nine months ended September 30, 2013, respectively, and $12 million and $26 million for the three and nine months ended September 30, 2012, respectively. Licensed content increased following the acquisition of SBS Nordic (see Note 2).
NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	September 30, 2013	December 31, 2012
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
3.30% Senior Notes, semi-annual interest, due May 2022	500	500
3.25% Senior Notes, semi-annual interest, due April 2023	350	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	500
4.875% Senior Notes, semi-annual interest, due April 2043	850	—
Capital lease obligations	175	110
Total debt	6,525	5,260
Unamortized discount	(17)	(17)
Debt, net	6,508	5,243
Current portion of debt	(23)	(31)
Noncurrent portion of debt	$6,485	$5,212
On March 19, 2013, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued $1.2 billion aggregate principal amount of senior notes consisting of $350 million aggregate principal amount of 3.25% Senior

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
In addition to the debt instruments listed in the table above, the Company also has access to a $1.0 billion revolving credit facility. There were no amounts drawn under the revolving credit facility as of September 30, 2013 or December 31, 2012. If the Company were to draw on the revolving credit facility, outstanding balances would bear interest at a variable rate determined pursuant to the lending agreement. Balances outstanding under the revolving credit facility would be due on the expiration date which is October 12, 2017.
The revolving credit facility contains affirmative and negative covenants, including an interest coverage ratio and leverage ratio, events of default and other customary provisions. The Company was in compliance with all covenants and there were no events of default as of September 30, 2013 and December 31, 2012.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company may use derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
During the nine months ended September 30, 2013, the Company entered into foreign exchange contracts in connection with forecasted business combinations (see Note 2). These derivatives, which economically hedged the Company's exposure to fluctuations in certain foreign currency exchange rates, did not qualify for hedge accounting and realized and unrealized losses resulting thereon were reflected in the consolidated statements of operations. There were no unsettled foreign exchange contracts held by the Company in connection with forecasted business combinations as of September 30, 2013.
During the nine months ended September 30, 2013, the Company also designated foreign currency forward contracts used to hedge anticipated distribution revenue as cash flow hedges. Gains and losses on the effective portion of designated cash flow hedges are initially recorded in accumulated other comprehensive income on the consolidated balance sheet and reclassified to the statement of operations when the hedged item is recognized. The Company also entered into interest rate contracts to hedge the pricing for certain senior notes (see Note 6). These derivatives qualified for hedge accounting and gains and losses from changes in fair value were recorded as a component of other comprehensive income (loss) and will be amortized into income over the life of the notes. There were no unsettled interest rate contracts held by the Company as of September 30, 2013 and December 31, 2012.
The Company records all derivative contracts on the consolidated balance sheet at fair value (see Note 4); derivatives in an asset position are classified as assets, and derivatives in a liability position are classified as liabilities. The Company's master netting agreements allow the Company to settle derivative contracts denominated in the same currency with a single counterparty on the same day on a net basis. There were no amounts eligible to be offset under master netting agreements as of September 30, 2013 and December 31, 2012.
The following table summarizes the notional amount and fair value of the Company's derivative positions as of September 30, 2013 and December 31, 2012 (in millions).

		September 30, 2013		December 31, 2012
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$30	$3	$—	$—
Foreign exchange	Other noncurrent assets	$40	$7	$—	$—
Derivatives not designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$—	$—	$661	$—
Foreign exchange	Accrued expenses and other current liabilities	$7	$—	$56	$2

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the impact of derivative instruments on income and other comprehensive income (loss) (in millions).

		Three Months Ended September 30,		Nine Months Ended September 30,
	Comprehensive Income Location (gross of tax)	2013	2012	2013	2012
Derivatives designated as hedges:
Foreign exchange	Other comprehensive income (loss)(a)	$(1)	$—	$5	$—
Interest rate	Other comprehensive income (loss)	$—	$—	$—	$(2)
Foreign exchange	Selling, general and administrative expense(b)	$1	$—	$1	$—
Derivatives not designated as hedges:
Foreign exchange	Other income (expense), net	$—	$—	$(56)	$—

(a) Net of amounts reclassified from accumulated other comprehensive income.
(b) Amounts reclassified from accumulated other comprehensive income.

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
Redeemable noncontrolling interest reflected as of the balance sheet date is the greater of the noncontrolling interest balance adjusted for comprehensive income items or the redemption value remeasured at the period end foreign exchange rate, or the "floor." Adjustments to the carrying amount of redeemable noncontrolling interest to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive income (loss); however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to floor are reflected in retained earnings and as an adjustment to income from continuing operations available to Discovery Communications, Inc. stockholders in the calculation of earnings per share (see Note 12).
The table below presents the reconciliation of changes in redeemable noncontrolling interest (in millions).

Redeemable Noncontrolling Interest
Balance, January 10, 2013	$35
Comprehensive income adjustments:
Comprehensive loss attributable to noncontrolling interests	(1)
Currency translation on redemption value	(3)
Retained earnings adjustments:
Redemption value to floor	1
Balance, September 30, 2013	$32

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. EQUITY
Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The total authorization under the stock repurchase program is $4.0 billion. As of September 30, 2013, the Company had remaining authorization of $805 million for future repurchases under the common stock repurchase program, which will expire on December 11, 2014.
Repurchased stock is recorded in treasury stock on the consolidated balance sheet. All repurchases during the three and nine months ended September 30, 2013 and 2012 were made through open market transactions and were funded using cash on hand. As of September 30, 2013, the Company had repurchased over the life of the program 2.8 million and 65.7 million shares of Series A and Series C common stock for the aggregate purchase price of $171 million and $3.0 billion, respectively.
The table below presents a summary of stock repurchases (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Series A Common Stock:
Shares repurchased	0.8	1.3	0.8	1.6
Purchase price	$62	$71	$62	$86
Series C Common Stock:
Shares repurchased	5.2	7.7	9.0	22.8
Purchase price	$386	$383	$651	$1,060
Total shares repurchased	6.0	9.0	9.8	24.4
Total purchase price	$448	$454	$713	$1,146
Preferred Stock Repurchase
On April 5, 2013, the Company repurchased 4 million shares of its Series C convertible preferred stock from Advance Programming Holdings, LLC for an aggregate purchase price of $256 million, which was recorded as a decrease of par value of preferred stock and retained earnings. The repurchase was made outside of the Company's publicly announced stock repurchase program, using cash on hand.
Other Comprehensive Income (Loss)
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made into the consolidated statements of operations (in millions).

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Pretax	Tax Provision	Net-of-tax	Pretax	Tax Provision	Net-of-tax
Currency translation adjustments:
Unrealized gains	$117	$(13)	$104	$18	$(3)	$15
Derivative and market value adjustments:
Unrealized gains	1	—	1	—	—	—
Reclassifications to selling, general and administrative expense	(1)	—	(1)	—	—	—
Other comprehensive income	$117	$(13)	$104	$18	$(3)	$15

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax (Provision) Benefit	Net-of-tax
Currency translation adjustments:
Unrealized gains	$3	$—	$3	$18	$(2)	$16
Reclassifications to other income (expense), net	(9)	3	(6)	—	—	—
Derivative and market value adjustments:
Unrealized gains/(losses)	10	(3)	7	(2)	1	(1)
Reclassifications to selling, general and administrative expense	(1)	—	(1)	—	—	—
Other comprehensive income	$3	$—	$3	$16	$(1)	$15
Accumulated Other Comprehensive Income
The table below presents the changes in the components of accumulated other comprehensive income, net of taxes (in millions).

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive (Loss) Income	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(106)	$10	$(96)	$(28)	$5	$(23)
Other comprehensive income before reclassifications	104	1	105	15	—	15
Amount reclassified from accumulated other comprehensive income	—	(1)	(1)	—	—	—
Other comprehensive income	104	—	104	15	—	15
Ending balance	$(2)	$10	$8	$(13)	$5	$(8)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(1)	$5	$4	$(29)	$6	$(23)
Other comprehensive income (loss) before reclassifications	3	7	10	16	(1)	15
Amount reclassified from accumulated other comprehensive income	(6)	(1)	(7)	—	—	—
Other comprehensive (loss) income	(3)	6	3	16	(1)	15
Other comprehensive loss (income) attributable to redeemable noncontrolling interests	2	(1)	1	—	—	—
Ending balance	$(2)	$10	$8	$(13)	$5	$(8)
NOTE 10. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which unit awards, stock options, performance-based restricted stock units (“PRSUs”), time-based restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) have been issued. During

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the nine months ended September 30, 2013, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2012 Form 10-K.
Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unit awards	$14	$19	$42	$52
SARs	17	6	39	13
PRSUs and RSUs	7	8	28	23
Stock options	6	7	19	24
ESPP	1	—	1	—
Total equity-based compensation expense	$45	$40	$129	$112
Tax benefit recognized	$17	$15	$49	$42
Compensation expense for all awards is recorded in selling, general and administrative expense in the consolidated statements of operations. As of September 30, 2013 and December 31, 2012, the Company recorded total liabilities for cash-settled awards of $99 million and $80 million, respectively.
Equity-Based Award Activity
Unit Awards
The table below presents unit award activity (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	3.1	$34.78
Settled	(1.4)	30.84		$50
Outstanding as of September 30, 2013	1.7	$38.14	0.59	$74
Vested and expected to vest as of September 30, 2013	1.6	$38.12	0.59	$70
Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price of Company stock exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. As of September 30, 2013, the weighted-average fair value of unit awards outstanding was $43.77 per unit award. The Company made cash payments to settle vested unit awards totaling $50 million and $38 million during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $21 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 1.12 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	1.8	$41.13
Granted	1.9	65.27
Settled	(0.5)	41.25		$11
Outstanding as of September 30, 2013	3.2	$55.16	1.63	$94
Vested and expected to vest as of September 30, 2013	3.0	$55.15	1.63	$89
As of September 30, 2013, the weighted-average fair value of SARs outstanding was $29.67 per award. The Company made cash payments of $11 million and $1 million to settle exercised SARs during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $45 million of unrecognized compensation cost, net of estimated forfeitures, related to SARs, which is expected to be recognized over a weighted-average period of 1.54 years.
PRSUs and RSUs
The table below presents PRSU and RSU activity (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2012	2.9	$39.66
Granted	0.3	75.05
Converted	(0.7)	33.73		$48
Forfeited	(0.1)	53.86
Outstanding as of September 30, 2013	2.4	$45.99	1.26	$207
Vested and expected to vest as of September 30, 2013	2.2	$45.57	1.22	$190
PRSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service and the Company's achievement of certain operating performance targets. As of September 30, 2013, there were slightly less than 2 million outstanding PRSUs with a weighted-average grant price of $43.12. As of September 30, 2013, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $20 million, which is expected to be recognized over a weighted-average period of 0.94 years.
RSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service. As of September 30, 2013, there were slightly less than 1 million outstanding RSUs with a weighted-average grant price of $51.99. As of September 30, 2013, unrecognized compensation cost, net of expected forfeitures, related to RSUs was $24 million, which is expected to be recognized over a weighted-average period of 2.24 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	9.0	$28.53
Granted	1.0	75.00
Exercised	(1.8)	21.93		$104
Forfeited	(0.2)	53.21
Outstanding as of September 30, 2013	8.0	$35.41	4.84	$391
Vested and expected to vest as of September 30, 2013	7.7	$34.74	4.82	$384
Exercisable as of September 30, 2013	4.5	$24.20	4.55	$270
The Company received cash payments from the exercise of stock options totaling $40 million and $76 million during the nine months ended September 30, 2013 and 2012, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2013 was $24.45 per option. As of September 30, 2013, there was $39 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.98 years.
Employee Stock Purchase Plan
The Discovery Communications, Inc. 2011 Employee Stock Purchase Plan (the "DESPP") enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. During the nine months ended September 30, 2013 and 2012, the Company received cash totaling $3 million from the purchase of shares.
NOTE 11. INCOME TAXES
The Company's provisions for income taxes on income from continuing operations were $163 million and $490 million, and effective income tax rates were 39% and 38% for the three and nine months ended September 30, 2013, respectively. The Company's provisions for income taxes on income from continuing operations were $134 million and $381 million, and effective income tax rates were 38% and 34%, for the three and nine months ended September 30, 2012, respectively.
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	3%	2%	3%	2%
Effect of foreign operations	1%	3%	1%	3%
Domestic production activity deductions	(2)%	(2)%	(1)%	(3)%
Remeasurement gain on previously held equity interest	(2)%	—%	(2)%	—%
Reorganization of operations	—%	—%	—%	(2)%
Other, net	4%	—%	2%	(1)%
Effective income tax rate	39%	38%	38%	34%
The income tax rates for the three and nine months ended September 30, 2013 increased 1% and 4%, respectively, compared to the prior year. The increases were primarily due to nondeductible hedging losses associated with the acquisition of SBS Nordic on April 9, 2013, and the reduction in net deferred tax assets as a result of the change in the tax rate in the United Kingdom during the three months ended September 30, 2013. These increases were partially offset by the $92 million remeasurement gain on previously held equity interest which is not taxable in the current year because the Company intends to defer indefinitely the realization of this gain for tax purposes. The increase in the income tax rate for the nine months ended

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

September 30, 2013 was further driven by an $11 million current year decrease in tax benefits from domestic production activity deductions following legislative changes enacted in 2013 as well as income tax benefits in the nine months ended September 30, 2012 related to the reorganization of certain operations for which no similar benefit was recognized in nine months ended September 30, 2013.
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
The Company's reserves for uncertain tax positions at September 30, 2013 and December 31, 2012 totaled $150 million and $128 million, respectively. The increase in the reserves during the nine months ended September 30, 2013 was attributable to reserves established as part of the preliminary purchase price allocation for SBS Nordic and, to a lesser extent, uncertainties regarding allocation and taxation of income among multiple jurisdictions and the eligibility for, and application of, the rules surrounding certain tax credits.
As of September 30, 2013 and December 31, 2012, the Company had accrued approximately $14 million and $9 million, respectively, of total interest and penalties payable related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease as much as $10 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12. EARNINGS PER SHARE
The table below sets forth the computation of the weighted average number of shares outstanding utilized in determining basic and diluted earnings per share (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations, net of taxes	$256	$215	$787	$732
Less:
Net income attributable to noncontrolling interests	(1)	(1)	(1)	(2)
Redeemable noncontrolling interest adjustment of redemption value to floor	—	—	(1)	—
Income from continuing operations available to Discovery Communications, Inc. stockholders	255	214	785	730
Loss from discontinued operations available to Discovery Communications, Inc. stockholders	—	(9)	—	(11)
Net income available to Discovery Communications, Inc. stockholders	$255	$205	$785	$719

Denominator:
Weighted average shares outstanding — basic	356	372	360	380
Weighted average dilutive effect of equity awards	3	3	3	3
Weighted average shares outstanding — diluted	359	375	363	383

Basic earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.72	$0.58	$2.18	$1.92
Discontinued operations	$—	$(0.02)	$—	$(0.03)
Net income	$0.72	$0.55	$2.18	$1.89
Diluted earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.71	$0.57	$2.16	$1.91
Discontinued operations	$—	$(0.02)	$—	$(0.03)
Net income	$0.71	$0.55	$2.16	$1.88
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
At September 30, 2013 and 2012, the weighted average number of basic and diluted shares outstanding included the Company’s outstanding Series A, Series B and Series C common stock, as well as its outstanding Series A and Series C convertible preferred stock, as the holder of each common and preferred series legally participates equally in any per share distributions. Diluted earnings per share adjusts basic earnings per share for the dilutive effect of the assumed exercise of

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

outstanding equity awards using the treasury stock method. Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
The table below presents the details of the equity-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Anti-dilutive stock options, PRSUs and RSUs	1	1	1	1
PRSUs whose performance targets have not been achieved	1	2	1	2
NOTE 13. SUPPLEMENTAL DISCLOSURES
The table below presents the components of accrued expenses and other current liabilities (in millions).

	September 30, 2013	December 31, 2012
Accrued payroll and related benefits	$311	$275
Content rights payable	158	131
Accrued interest	106	30
Current portion of equity-based compensation liabilities	67	55
Accrued income taxes	26	59
Accrued other	164	171
Total accrued expenses and other current liabilities	$832	$721
The table below presents the components of other income (expense), net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Remeasurement gain on previously held equity interest	$—	$—	$92	$—
Loss on derivative instruments	—	—	(56)	—
Other income (expense)	—	1	1	(1)
Total other income (expense), net	$—	$1	$37	$(1)
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, most prominently Liberty Global plc (“Liberty Global”), Liberty Media Corporation ("Liberty Media") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes John C. Malone ("Dr. Malone"), who is Chairman of the Board of Liberty Global and beneficially owns approximately 27% of the aggregate voting power with respect to the election of directors of Liberty Global. Dr. Malone is Chairman of the Board of Liberty Media and beneficially owns approximately 40% of the aggregate voting power with respect to the election of directors of Liberty Media. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. The Company discloses related party revenues for content licenses and services such as distribution, sales and administrative support provided to equity method investees, including unconsolidated VIEs (see Note 3). Other related party revenue and service charges included in the table below primarily consist of distribution revenue from J:COM earned by Discovery Japan. Following the consolidation of Discovery Japan (see Note 2), revenues earned from J:COM are reflected in related party revenues, while service fees from Discovery Japan, previously disclosed as revenue from equity method investees, are now eliminated upon consolidation and are no longer reflected in related party revenues.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues and service charges:
Liberty Group(a)	$39	$12	$77	$36
Equity method investees(b)	17	22	52	70
Other	3	—	11	—
Total revenues and service charges	$59	$34	$140	$106
Interest income(c)	$9	$8	$27	$21
Expenses	$4	$3	$16	$15

(a) The increase in revenue from transactions with the Liberty Group is primarily attributable to activity with Virgin Media, Inc. ("Virgin Media") and Charter Communications, Inc. ("Charter"). In June 2013, Liberty Global announced it had completed its acquisition of Virgin Media. In May 2013 Liberty Media completed its equity method investment in Charter; Dr. Malone is on Charter's board of directors. Transactions with Virgin Media and Charter are reported as related party transactions from the date they became related parties.
(b) The decrease in revenue from transactions with equity method investees is primarily attributable to the consolidation of Discovery Japan and lower sales of content to OWN.
(c) The Company records interest earnings from loans to equity method investees as a component of losses from equity method investees, net, in the consolidated statements of operations.
Of the revenues and service charges earned from equity method investees, the Company provided funding for $1 million and $13 million for the three and nine months ended September 30, 2013, respectively, and $7 million and $29 million for the three and nine months ended September 30, 2012, respectively.
The table below presents receivables due from related parties (in millions).

	September 30, 2013	December 31, 2012
Receivables	$32	$19
Note receivable (see Note 3)	$498	$482
NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and capital leases, employment contracts, sponsorship commitments, arrangements to purchase various goods and services, future funding commitments to equity method investees (see Note 3), and the obligation to issue additional shares of preferred stock under the anti-dilution provisions of its outstanding preferred stock. In connection with the Company's business combinations (see Note 2), in 2013 the Company assumed or entered into various commitments , which primarily include programming and talent arrangements as well as operating and capital leases.
Contingencies
Put Rights
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Legal Matters
In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the     Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Guarantees
The Company has guaranteed a certain level of operating performance for The Hub (see Note 3). There were no amounts recorded for guarantees associated with The Hub as of September 30, 2013 or December 31, 2012.
The Company may provide indemnities intended to protect others from certain business risks. Similarly, the Company may remain contingently liable for certain obligations in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of September 30, 2013 or December 31, 2012.
NOTE 16. REPORTABLE SEGMENTS
The Company’s reportable segments are determined based on (i) financial information reviewed by its chief operating decision maker (“CODM”), the Chief Executive Officer, (ii) internal management and related reporting structure, and (iii) the basis upon which the CODM makes resource allocation decisions.
The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated for consolidation are not eliminated at the segment level. In determining segment performance, inter-segment transactions are treated as third-party transactions. Inter-segment transactions, which primarily include advertising and content purchases, were not significant for the periods presented.
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
The tables below present summarized financial information for each of the Company’s reportable segments and corporate and inter-segment eliminations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
U.S. Networks	$733	$664	$2,212	$2,045
International Networks	620	390	1,716	1,175
Education	22	25	73	70
Corporate and inter-segment eliminations	—	(3)	(3)	(3)
Total revenues	$1,375	$1,076	$3,998	$3,287

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total Adjusted OIBDA:
U.S. Networks	$425	$386	$1,274	$1,207
International Networks	232	173	681	520
Education	2	5	13	14
Corporate and inter-segment eliminations	(62)	(66)	(205)	(191)
Total Adjusted OIBDA	$597	$498	$1,763	$1,550

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of Total Adjusted OIBDA to Operating Income:
Total Adjusted OIBDA	$597	$498	$1,763	$1,550
Amortization of deferred launch incentives	(4)	(5)	(14)	(15)
Mark-to-market equity-based compensation	(32)	(27)	(90)	(70)
Depreciation and amortization	(80)	(27)	(190)	(87)
Restructuring charges	(1)	(1)	(11)	(4)
Gain on disposition	19	—	19	—
Operating income	$499	$438	$1,477	$1,374

	September 30, 2013	December 31, 2012
Total assets:
U.S. Networks	$2,966	$2,878
International Networks	4,761	1,984
Education	77	63
Corporate and inter-segment eliminations	7,063	8,005
Total assets	$14,867	$12,930
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CODM.
NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of September 30, 2013 and December 31, 2012, the senior notes outstanding (see Note 6) have been issued by DCL, a wholly-owned subsidiary of the Company, pursuant to Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company (collectively, the “Issuers”), may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
September 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$150	$289	$—	$—	$439
Receivables, net	—	—	422	922	—	—	1,344
Content rights, net	—	—	18	256	—	—	274
Deferred income taxes	—	—	27	47	—	—	74
Prepaid expenses and other current assets	17	—	134	99	—	(17)	233
Intercompany trade receivables, net	—	—	356	—	—	(356)	—
Total current assets	17	—	1,107	1,613	—	(373)	2,364
Investment in and advances to subsidiaries	6,205	6,209	7,155	—	4,150	(23,719)	—
Noncurrent content rights, net	—	—	607	1,226	—	—	1,833
Goodwill	—	—	3,769	3,532	—	—	7,301
Intangible assets, net	—	—	322	1,284	—	—	1,606
Equity method investments	—	—	336	751	—	—	1,087
Other noncurrent assets	—	20	177	499	—	(20)	676
Total assets	$6,222	$6,229	$13,473	$8,905	$4,150	$(24,112)	$14,867
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$5	$18	$—	$—	$23
Other current liabilities	—	4	429	696	—	(17)	1,112
Intercompany trade payables, net	—	—	—	356	—	(356)	—
Total current liabilities	—	4	434	1,070	—	(373)	1,135
Noncurrent portion of debt	—	—	6,344	141	—	—	6,485
Other noncurrent liabilities	2	—	486	502	20	(20)	990
Total liabilities	2	4	7,264	1,713	20	(393)	8,610
Redeemable noncontrolling interest	—	—	—	32	—	—	32
Equity attributable to Discovery Communications, Inc.	6,220	6,225	6,209	7,158	4,130	(23,722)	6,220
Noncontrolling interest	—	—	—	2	—	3	5
Total equity	6,220	6,225	6,209	7,160	4,130	(23,719)	6,225
Total liabilities and equity	$6,222	$6,229	$13,473	$8,905	$4,150	$(24,112)	$14,867

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,022	$179	$—	$—	$1,201
Receivables, net	—	—	406	725	—	(1)	1,130
Content rights, net	—	—	7	115	—	—	122
Deferred income taxes	—	—	33	34	—	7	74
Prepaid expenses and other current assets	46	—	106	51	—	—	203
Intercompany trade receivables, net	—	—	96	—	—	(96)	—
Total current assets	46	—	1,670	1,104	—	(90)	2,730
Investment in and advances to consolidated subsidiaries	6,246	6,264	5,305	—	4,178	(21,993)	—
Noncurrent content rights, net	—	—	599	956	—	—	1,555
Goodwill	—	—	3,769	2,630	—	—	6,399
Intangible assets, net	—	—	332	279	—	—	611
Equity method investments	—	—	339	756	—	—	1,095
Other noncurrent assets	—	20	173	367	—	(20)	540
Total assets	$6,292	$6,284	$12,187	$6,092	$4,178	$(22,103)	$12,930
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$7	$24	$—	$—	$31
Other current liabilities	—	17	362	537	—	(1)	915
Intercompany trade payables, net	—	—	—	96	—	(96)	—
Total current liabilities	—	17	369	657	—	(97)	946
Noncurrent portion of debt	—	—	5,146	66	—	—	5,212
Other noncurrent liabilities	1	—	408	62	21	(13)	479
Total liabilities	1	17	5,923	785	21	(110)	6,637
Equity attributable to Discovery Communications, Inc.	6,291	6,267	6,264	5,307	4,157	(21,995)	6,291
Noncontrolling interest	—	—	—	—	—	2	2
Total equity	6,291	6,267	6,264	5,307	4,157	(21,993)	6,293
Total liabilities and equity	$6,292	$6,284	$12,187	$6,092	$4,178	$(22,103)	$12,930

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$463	$914	$—	$(2)	$1,375
Costs of revenues, excluding depreciation and amortization	—	—	108	329	—	(2)	435
Selling, general and administrative	3	(2)	77	301	—	—	379
Depreciation and amortization	—	—	8	72	—	—	80
Restructuring charges	—	—	1	—	—	—	1
Gain on disposition	—	—	—	(19)	—	—	(19)
Total costs and expenses	3	(2)	194	683	—	(2)	876
Operating (loss) income	(3)	2	269	231	—	—	499
Equity in earnings of subsidiaries	257	255	143	—	171	(826)	—
Interest expense	—	—	(78)	(2)	—	—	(80)
Earnings (losses) from equity investees, net	—	—	1	(1)	—	—	—
Other income (expense), net	—	—	1	(1)	—	—	—
Income from continuing operations before income taxes	254	257	336	227	171	(826)	419
Benefit from (provision for) income taxes	1	—	(81)	(83)	—	—	(163)
Net income	255	257	255	144	171	(826)	256
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc. stockholders	$255	$257	$255	$144	$171	$(827)	$255

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$436	$645	$—	$(5)	$1,076
Costs of revenues, excluding depreciation and amortization	—	—	104	196	1	(5)	296
Selling, general and administrative	4	—	49	261	—	—	314
Depreciation and amortization	—	—	8	19	—	—	27
Restructuring charges	—	—	—	1	—	—	1
Total costs and expenses	4	—	161	477	1	(5)	638
Operating (loss) income	(4)	—	275	168	(1)	—	438
Equity in earnings of subsidiaries	193	209	102	—	141	(645)	—
Interest expense	—	—	(65)	(3)	—	—	(68)
Losses from equity investees, net	—	—	—	(22)	—	—	(22)
Other income	13	2	1	2	—	(17)	1
Income from continuing operations before income taxes	202	211	313	145	140	(662)	349
Benefit from (provision for) income taxes	3	—	(104)	(42)	9	—	(134)
Income from continuing operations, net of taxes	205	211	209	103	149	(662)	215
Loss from discontinued operations, net of taxes	—	—	—	—	(26)	17	(9)
Net income	205	211	209	103	123	(645)	206
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to Discovery Communications, Inc. stockholders	$205	$211	$209	$103	$123	$(646)	$205

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,390	$2,615	$—	$(7)	$3,998
Costs of revenues, excluding depreciation and amortization	—	—	334	886	—	(6)	1,214
Selling, general and administrative	12	—	198	916	—	(1)	1,125
Depreciation and amortization	—	—	26	164	—	—	190
Restructuring charges	—	—	1	10	—	—	11
Gain on disposition	—	—	—	(19)	—	—	(19)
Total costs and expenses	12	—	559	1,957	—	(7)	2,521
Operating (loss) income	(12)	—	831	658	—	—	1,477
Equity in earnings of subsidiaries	794	794	467	—	529	(2,584)	—
Interest expense	—	—	(223)	(5)	—	—	(228)
Earnings (losses) from equity investees, net	—	—	3	(12)	—	—	(9)
Other (expense) income, net	—	—	(53)	90	—	—	37
Income from continuing operations before income taxes	782	794	1,025	731	529	(2,584)	1,277
Benefit from (provision for) income taxes	4	—	(231)	(263)	—	—	(490)
Net income	786	794	794	468	529	(2,584)	787
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc. stockholders	$786	$794	$794	$468	$529	$(2,585)	$786

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,323	$1,975	$—	$(11)	$3,287
Costs of revenues, excluding depreciation and amortization	—	—	293	606	—	(9)	890
Selling, general and administrative	10	—	147	777	—	(2)	932
Depreciation and amortization	—	—	26	61	—	—	87
Restructuring charges	—	—	1	3	—	—	4
Total costs and expenses	10	—	467	1,447	—	(11)	1,913
Operating (loss) income	(10)	—	856	528	—	—	1,374
Equity in earnings of subsidiaries	712	729	281	—	488	(2,210)	—
Interest expense	—	—	(179)	(5)	—	—	(184)
Earnings (losses) from equity investees, net	—	—	1	(77)	—	—	(76)
Other income, net	13	2	1	—	—	(17)	(1)
Income from continuing operations before income taxes	715	731	960	446	488	(2,227)	1,113
Benefit from (provision for) income taxes	4	—	(231)	(163)	9	—	(381)
Income from continuing operations, net of taxes	719	731	729	283	497	(2,227)	732
Loss from discontinued operations, net of taxes	—	—	—	—	(28)	17	(11)
Net Income	719	731	729	283	469	(2,210)	721
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income attributable to Discovery Communications, Inc. stockholders	$719	$731	$729	$283	$469	$(2,212)	$719

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$255	$257	$255	$144	$171	$(826)	$256
Other comprehensive income, net of tax:
Currency translation adjustments	104	104	104	105	69	(382)	104
Comprehensive income	359	361	359	249	240	(1,208)	360
Comprehensive earnings attribute to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$359	$361	$359	$249	$240	$(1,209)	$359

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$786	$794	$794	$468	$529	$(2,584)	$787
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(3)	(3)	(3)	(1)	(2)	9	(3)
Derivative and market value adjustments	6	6	6	9	4	(25)	6
Comprehensive income	789	797	797	476	531	(2,600)	790
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive loss attributable to redeemable noncontrolling interests	1	1	1	1	1	(4)	1
Comprehensive income attributable to Discovery Communications, Inc. stockholders	$790	$798	$798	$477	$532	$(2,605)	$790

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$23	$(13)	$256	$664	$—	$—	$930
Investing Activities
Purchases of property and equipment	—	—	(17)	(59)	—	—	(76)
Business acquisitions, net of cash acquired	—	—	—	(1,832)	—	—	(1,832)
Investments in foreign exchange contracts	—	—	(55)	—	—	—	(55)
Proceeds from disposition	—	—	—	28	—	—	28
Distribution from equity method investee	—	—	—	23	—	—	23
Investments in and advances to equity investees, net	—	—	—	(28)	—	—	(28)
Other investing activities, net	—	—	—	(1)	—	—	(1)
Cash used in investing activities	—	—	(72)	(1,869)	—	—	(1,941)
Financing Activities
Borrowings from debt, net of discount and issuance costs	—	—	1,186	—	—	—	1,186
Principal repayments of capital lease obligations	—	—	(5)	(16)	—	—	(21)
Repurchases of common stock	(713)	—	—	—	—	—	(713)
Repurchases of preferred stock	(256)	—	—	—	—	—	(256)
Tax settlements associated with equity-based plans	(22)	—	—	—	—	—	(22)
Proceeds from issuance of common stock in connection with equity-based plans	43	—	—	—	—	—	43
Excess tax benefits from equity-based compensation	40	—	—	—	—	—	40
Inter-company contributions and other financing activities, net	885	13	(2,237)	1,336	—	—	(3)
Cash (used in) provided by financing activities	(23)	13	(1,056)	1,320	—	—	254
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	—	(5)
Net change in cash and cash equivalents	—	—	(872)	110	—	—	(762)
Cash and cash equivalents, beginning of period	—	—	1,022	179	—	—	1,201
Cash and cash equivalents, end of period	$—	$—	$150	$289	$—	$—	$439

Non-cash investing and financing transactions for the nine months ended September 30, 2013 were $86 million of assets acquired under capital lease arrangements. These transactions impacted the non-guarantor subsidiaries of DCL.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$8	$—	$210	$556	$(3)	$—	$771
Investing Activities
Purchases of property and equipment	—	—	(16)	(36)	(1)	—	(53)
Business acquisition, net of cash acquired	—	—	—	(20)	—	—	(20)
Distribution from equity method investee	—	—	—	17	—	—	17
Investments in and advances to equity investees	—	—	—	(115)	—	—	(115)
Other investing activities, net	—	—	(25)	—	1	—	(24)
Cash used in investing activities	—	—	(41)	(154)	—	—	(195)
Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	981	—	—	—	981
Principal repayments of capital lease obligations	—	—	(4)	(13)	—	—	(17)
Repurchases of common stock	(1,146)	—	—	—	—	—	(1,146)
Tax settlements associated with equity-based plans	(3)	—	—	—	—	—	(3)
Proceeds from issuance of common stock in connection with equity-based plans	79	—	—	—	—	—	79
Excess tax benefits from equity-based compensation	37	—	—	—	—	—	37
Inter-company contributions and other financing activities, net	1,025	—	(700)	(330)	2	—	(3)
Cash (used in) provided by financing activities	(8)	—	277	(343)	2	—	(72)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	—	1
Net change in cash and cash equivalents	—	—	446	60	(1)	—	505
Cash and cash equivalents, beginning of period	—	—	964	83	1	—	1,048
Cash and cash equivalents, end of period	$—	$—	$1,410	$143	$—	$—	$1,553

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
U.S. Networks
U.S. Networks generated revenues of $2.2 billion during the nine months ended September 30, 2013, which represented 55% of our total consolidated revenues. Our U.S. Networks segment wholly owns and operates nine national television networks, including Discovery Channel, TLC, Animal Planet, Investigation Discovery, and Science. In addition, this segment holds equity method interests in OWN, The Hub and 3net.
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
Advertising revenue is based on the price received for available advertising spots and is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In the U.S., advertising time is sold in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for upcoming seasons, and by committing to purchase in advance, lock in the advertising rates they will pay for the upcoming year. A portion of many upfront advertising commitments includes options whereby advertisers may reduce purchase commitments. In the scatter market, advertisers buy advertising time when the commercials will be run, which often results in a pricing premium compared to the upfront rates. The mix of upfront and scatter market advertising time sold is based upon a number of factors, such as pricing, demand for advertising time and economic conditions.
During the nine months ended September 30, 2013, distribution, advertising and other revenues were 45%, 52% and 3%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet, collectively, generated 69% of U.S. Networks’ total revenues for the nine months ended September 30, 2013.
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
International Networks
International Networks generated revenues of $1.7 billion during the nine months ended September 30, 2013, which represented 43% of our total consolidated revenues. Our International Networks segment principally consists of national and pan-regional television networks. Discovery Channel, Animal Planet, and TLC lead the International Networks’ branded television networks, which are distributed in virtually every pay-television market in the world through operational centers in London, Singapore and Miami. Of U.S. media companies, International Networks has one of the largest international distribution platforms extending to more than 200 countries and territories. Each distributes between one and fourteen networks. As of September 30, 2013, International Networks operated over 230 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also operates free-to-air networks in the U.K., Germany, Italy and Spain. International Networks continues to pursue expansion through launching new distribution feeds and acquiring businesses.
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
Advertising revenue is dependent upon a number of factors including the development of pay and free-to-air television markets, the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, we expect that advertising revenue growth will result from continued subscriber growth, our localization strategy, and the shift of advertising spending from traditional analog networks to channels in the multi-channel environment. In relatively mature markets, such as Western Europe, growth in advertising revenue will come from increasing viewership and pricing of advertising on our existing television networks and the launching of new services, both organic and through acquisitions. During the nine months ended September 30, 2013, distribution, advertising and other revenues were 53%, 44% and 3%, respectively, of total net revenues for this segment.
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
On April 9, 2013, we acquired the television and radio operations of SBS Nordic from Prosiebensat.1 Media AG for cash of approximately $1.8 billion (€1.4 billion), including closing purchase price adjustments. On June 1, 2013, we acquired the business operations of a television station in Sweden, through SBS Nordic for a cash payment of $54 million. These acquisitions have been included in our operating results since the acquisition date. (See Note 2 to the accompanying consolidated financial statements.)
Education
Education generated revenues of $73 million during the nine months ended September 30, 2013, which represented 2% of our total consolidated revenues for the nine months ended September 30, 2013. Our Education segment is comprised of educational curriculum-based product and service offerings. This segment generates revenues primarily from subscriptions charged to K-12 schools for access to an on-line suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessment and publication of hard-copy curriculum-based content. Our Education segment also participates in global brand and content licensing and engages in partnerships with leading non-profits, corporations, foundations and trade associations.
RESULTS OF OPERATIONS
Items Impacting Comparability
On April 9, 2013, we acquired SBS Nordic. During the year ended December 31, 2012, we also acquired Switchover Media and a television station in Dubai. We included the operations of each of these acquisitions ("Newly Acquired Businesses") in our consolidated financial statements as of each of their respective acquisition dates. As a result, Newly Acquired Businesses have impacted the comparability of our results of operations between 2013 and 2012. Accordingly, to assist the reader in understanding the changes in our results of operations, the following tables present the calculation of comparative Adjusted OIBDA excluding the Newly Acquired Businesses, as reported within our consolidated financial statements and International Networks segment for the three and nine months ended September 30, 2013 (in millions). The comparability of the results of the U.S. Networks segment was not impacted by these acquisitions. Discovery Japan was not included in the definition of Newly Acquired Businesses, because we previously owned a 50% equity interest and its consolidation on January 10, 2013 did not materially impact the comparability of operations, except as otherwise noted in management's discussion and analysis of results of operations. (See Note 2 to the accompanying consolidated financial statements.) Adjusted OIBDA is defined and a reconciliation to operating income is presented in the "segment results of operations" section of this Quarterly Report on Form 10-Q .

Consolidated	Three months ended September 30,
	2013	2013	2013	2012
	Total Company As Reported	Newly Acquired Businesses	Total Company Ex- Acquisitions	Total Company As Reported	% Change Ex-Acquisitions
Revenues:
Distribution	$651	$45	$606	$549	10%
Advertising	665	125	540	468	15%
Other	59	4	55	59	(7)%
Total Revenues	$1,375	$174	$1,201	$1,076	12%

Adjusted OIBDA	$597	$33	$564	$498	13%

International Networks	Three months ended September 30,
	2013	2013	2013	2012
	International Networks As Reported	Newly Acquired Businesses	International Networks Ex- Acquisitions	International Networks As Reported	% Change Ex-Acquisitions
Revenues:
Distribution	$322	$45	$277	$249	11%
Advertising	282	125	157	124	27%
Other	16	4	12	17	(29)%
Total Revenues	$620	$174	$446	$390	14%

Adjusted OIBDA	$232	$33	$199	$173	15%

Consolidated	Nine months ended September 30,
	2013	2013	2013	2012
	Total Company As Reported	Newly Acquired Businesses	Total Company Ex- Acquisitions	Total Company As Reported	% Change Ex-Acquisitions
Revenues:
Distribution	$1,896	$88	$1,808	$1,665	9%
Advertising	1,922	280	1,642	1,455	13%
Other	180	12	168	167	1%
Total Revenues	$3,998	$380	$3,618	$3,287	10%

Adjusted OIBDA	$1,763	$81	$1,682	$1,550	9%

International Networks	Nine months ended September 30,
	2013	2013	2013	2012
	International Networks As Reported	Newly Acquired Businesses	International Networks Ex- Acquisitions	International Networks As Reported	% Change Ex-Acquisitions
Revenues:
Distribution	$911	$88	$823	$731	13%
Advertising	756	280	476	395	21%
Other	49	12	37	49	(24)%
Total Revenues	$1,716	$380	$1,336	$1,175	14%

Adjusted OIBDA	$681	$81	$600	$520	15%

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Distribution	$651	$549	19%	$1,896	$1,665	14%
Advertising	665	468	42%	1,922	1,455	32%
Other	59	59	—%	180	167	8%
Total revenues	1,375	1,076	28%	3,998	3,287	22%
Costs of revenues, excluding depreciation and amortization	435	296	47%	1,214	890	36%
Selling, general and administrative	379	314	21%	1,125	932	21%
Depreciation and amortization	80	27	NM	190	87	NM
Restructuring charges	1	1	—%	11	4	NM
Gain on disposition	(19)	—	NM	(19)	—	NM
Total costs and expenses	876	638	37%	2,521	1,913	32%
Operating income	499	438	14%	1,477	1,374	7%
Interest expense	(80)	(68)	18%	(228)	(184)	24%
Losses from equity investees, net	—	(22)	(100)%	(9)	(76)	(88)%
Other income (expense), net	—	1	(100)%	37	(1)	NM
Income from continuing operations before income taxes	419	349	20%	1,277	1,113	15%
Provision for income taxes	(163)	(134)	22%	(490)	(381)	29%
Income from continuing operations, net of taxes	256	215	19%	787	732	8%
Loss from discontinued operations, net of taxes	—	(9)	(100)%	—	(11)	(100)%
Net income	256	206	24%	787	721	9%
Net income attributable to noncontrolling interests	(1)	(1)	—%	(1)	(2)	(50)%
Net income available to Discovery Communications, Inc. stockholders	$255	$205	24%	$786	$719	9%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, consolidated distribution revenue increased 12%, or $64 million, for the three months ended September 30, 2013, and increased 9%, or $158 million, for the nine months ended September 30, 2013, as a result of increases of $29 million and $51 million for the three and nine months ended September 30, 2013, respectively, at our U.S. Networks segment and increases of $35 million and $107 million for the three and nine months ended September 30, 2013, respectively, at our International Networks segment. The increase in distribution revenue at U.S. Networks, excluding the impact of digital distribution revenue, for the three and nine months ended September 30, 2013 was 5%. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries. The increases in the International Networks' distribution revenue, excluding the impact of foreign currency and Newly Acquired Businesses, were attributable in equivalent amounts to the consolidation of Discovery Japan and revenue growth in Latin America, which experienced increases in subscribers and rates.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, and the mix of sales of commercial time between the upfront and scatter markets, which is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, consolidated advertising revenue increased 16%, or $76 million, for the three months ended September 30, 2013, and increased 13%, or $195 million, for the nine months ended September 30, 2013, as a result of increases of $40 million and $106 million for the three and nine months ended September 30, 2013, respectively, at our U.S. Networks segment and $37 million and $89 million for the three and nine months ended September 30, 2013, respectively, at our International Networks segment. For our U.S. Networks segment, the increases were due to improved delivery and pricing in equivalent amounts. For our International Networks segment, most of the increase was in Western Europe due to pricing and delivery on our free-to-air networks, and to a lesser extent improved delivery and pricing in Latin America.
Excluding the impacts of foreign currency fluctuations and Newly Acquired Businesses, other revenue for the three months ended September 30, 2013 was consistent with the prior year, and increased 2%, or $4 million, for the nine months ended September 30, 2013.
Costs of Revenues
Excluding the impacts of foreign currency fluctuations and Newly Acquired Businesses, costs of revenues increased 14%, or $43 million, for the three months ended September 30, 2013, and increased 14%, or $125 million, for the nine months ended September 30, 2013. The increases were a result of increases of $20 million and $68 million for the three and nine months ended September 30, 2013, respectively, at our U.S. Networks segment and $24 million and $57 million for the three and nine months ended September 30, 2013, respectively, at our International Networks segment. The increases in costs of revenues were mostly due to increases in content expense, which is consistent with our commitment to content development. The remaining increase was due to various other items, such as sales commissions, which are correlated to the increase in revenues.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses increased 10%, or $33 million, for the three months ended September 30, 2013, and increased 14%, or $127 million, for the nine months ended September 30, 2013. The increases in selling, general and administrative expenses for the three and nine months ended September 30, 2013 were mostly due to increased personnel costs and marketing expenses, and to a lesser extent, increases in other selling, general and administrative costs and equity-based compensation expenses.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization expense increased $53 million and $103 million for the three and nine months ended September 30, 2013, respectively. The increases were due to the amortization of intangible assets related to business combinations during the nine months ended September 30, 2013 (see Note 2 to the accompanying consolidated financial statements).
Restructuring Charges
We incurred restructuring charges of $1 million and $11 million for the three and nine months ended September 30, 2013, respectively. We incurred restructuring charges of $1 million and $4 million for the three and nine months ended September 30, 2012, respectively. The increase in restructuring charges for the nine months ended September 30, 2013 was attributable to Newly Acquired Businesses and related to various employment terminations.
Interest Expense
For the three and nine months ended September 30, 2013, interest expense increased $12 million and $44 million, respectively, due to an increase in outstanding debt.

Losses from Equity Investees, Net
Losses from our equity method investees decreased $22 million and $67 million for the three and nine months ended September 30, 2013, respectively. The decrease for the three months ended September 30, 2013 was due primarily to improved operating results at OWN. Additionally, the decrease for the nine months ended September 30, 2013 was due to content impairments and restructuring charges incurred at OWN during the three months ended March 31, 2012 for which no similar expense was incurred during the nine months ended September 30, 2013.
Other Income (Expense), Net
Other income (expense), net, decreased $1 million for the three months ended September 30, 2013 and increased $38 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we purchased an additional 30% ownership interest in Discovery Japan, which was previously a 50% owned equity method investee. We recognized a $92 million remeasurement gain upon consolidation to account for the difference between the carrying value and the fair value of the 50% previously held equity interest (see Note 2 to the accompanying financial statements). This increase was partially offset by losses on derivative instruments of $56 million for the nine months ended September 30, 2013. The losses on derivative contracts resulted from foreign exchange strategies implemented to hedge the purchase of SBS Nordic (see Note 2 to the accompanying consolidated financial statements), which was denominated in Euro and closed on April 9, 2013. Although effective from an economic perspective, this hedging strategy does not qualify for hedge accounting treatment because the forecasted transaction is a business combination. There were no losses on derivative instruments for the nine months ended September 30, 2012.
Provision for Income Taxes
Our provisions for income taxes on income from continuing operations were $163 million and $490 million, and the effective tax rates were 39% and 38% for the three and nine months ended September 30, 2013, respectively. Our provisions for income taxes on income from continuing operations were $134 million and $381 million, and effective tax rates were 38% and 34%, for the three and nine months ended September 30, 2012, respectively. (See Note 11 to the accompanying consolidated financial statements).
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

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenue:
U.S. Networks	$733	$664	10%	$2,212	$2,045	8%
International Networks	620	390	59%	1,716	1,175	46%
Education	22	25	(12)%	73	70	4%
Corporate and inter-segment eliminations	—	(3)	(100)%	(3)	(3)	—%
Total revenue	1,375	1,076	28%	3,998	3,287	22%
Costs of revenues, excluding depreciation and amortization	(435)	(296)	47%	(1,214)	(890)	36%
Selling, general and administrative(a)	(347)	(287)	21%	(1,035)	(862)	20%
Add: Amortization of deferred launch incentives(b)	4	5	(20)%	14	15	(7)%
Adjusted OIBDA	$597	$498	20%	$1,763	$1,550	14%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring charges and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives is included as a reduction of distribution revenue for reporting in accordance with GAAP but is excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Adjusted OIBDA:
U.S. Networks	$425	$386	10%	$1,274	$1,207	6%
International Networks	232	173	34%	681	520	31%
Education	2	5	(60)%	13	14	(7)%
Corporate and inter-segment eliminations	(62)	(66)	(6)%	(205)	(191)	7%
Total Adjusted OIBDA	597	498	20%	1,763	1,550	14%
Amortization of deferred launch incentives	(4)	(5)	(20)%	(14)	(15)	(7)%
Mark-to-market equity-based compensation	(32)	(27)	19%	(90)	(70)	29%
Depreciation and amortization	(80)	(27)	NM	(190)	(87)	NM
Restructuring charges	(1)	(1)	—%	(11)	(4)	NM
Gain on disposition	19	—	NM	19	—	NM
Operating income	$499	$438	14%	$1,477	$1,374	7%

U.S. Networks
The table below presents our U.S. Networks segment revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Distribution	$329	$300	10%	$985	$934	5%
Advertising	383	343	12%	1,165	1,059	10%
Other	21	21	—%	62	52	19%
Total revenues	733	664	10%	2,212	2,045	8%
Costs of revenues, excluding depreciation and amortization	(192)	(172)	12%	(579)	(511)	13%
Selling, general and administrative	(118)	(108)	9%	(365)	(334)	9%
Add: Amortization of deferred launch incentives	2	2	—%	6	7	(14)%
Adjusted OIBDA	425	386	10%	1,274	1,207	6%
Amortization of deferred launch incentives	(2)	(2)	—%	(6)	(7)	(14)%
Depreciation and amortization	(2)	(3)	(33)%	(8)	(9)	(11)%
Restructuring charges	—	(1)	(100)%	(3)	(2)	50%
Gain on disposition	19	—	NM	19	—	NM
Operating income	$440	$380	16%	$1,276	$1,189	7%
Revenues
Distribution revenue for the three and nine months ended September 30, 2013 increased $29 million and $51 million, respectively. The increase in distribution revenue for the three and nine months ended September 30, 2013, excluding the impact of digital distribution revenue, was 5%. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries. The increases in distribution revenue excluding digital distribution revenue for the three and nine months ended September 30, 2013 were primarily due to annual contractual rate increases on existing contracts. There was also a slight increase in the number of paying subscribers, principally for our networks carried on the digital tier. The subscriber base for the U.S. pay television distribution market has remained flat over recent periods.
Advertising revenue for the three and nine months ended September 30, 2013 increased $40 million and $106 million, respectively. The increases were equally attributable to increases in delivery and pricing due to general advertiser demand.
Other revenue for the three and nine months ended September 30, 2013 was consistent with the prior year amounts.
Costs of Revenues
Costs of revenues for the three and nine months ended September 30, 2013 increased $20 million and $68 million, respectively. These increases were primarily attributable to increases content expense, which are consistent with our commitment to content development, and, to a lesser extent, sales commissions associated with increasing advertising revenues.
Selling, General and Administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2013 increased $10 million and $31 million, respectively. During the three months ended September 30, 2013, the increase was mostly attributable to increases in marketing costs, primarily for the TLC and Investigation Discovery networks. During the nine months ended September 30, 2013, the increase was equally attributable to marketing expenses and personnel costs.

Adjusted OIBDA
Adjusted OIBDA for the three and nine months ended September 30, 2013 increased $39 million and $67 million, respectively. Revenue for both the three and nine months ended September 30, 2013 increased due to greater general advertiser demand, which contributed to increases in delivery and pricing, and contractual rate increases with our distributors. Revenues further increased for the three months ended September 30, 2013 due to digital distribution revenue. These increases were partially offset by higher costs of revenues and selling, general and administrative expenses for both the three and nine months ended September 30, 2013.
International Networks
The table below presents our International Networks segment revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Distribution	$322	$249	29%	$911	$731	25%
Advertising	282	124	NM	756	395	91%
Other	16	17	(6)%	49	49	—%
Total revenues	620	390	59%	1,716	1,175	46%
Costs of revenues, excluding depreciation and amortization	(236)	(116)	NM	(615)	(359)	71%
Selling, general and administrative	(154)	(104)	48%	(428)	(304)	41%
Add: Amortization of deferred launch incentives	2	3	(33)%	8	8	—%
Adjusted OIBDA	232	173	34%	681	520	31%
Amortization of deferred launch incentives	(2)	(3)	(33)%	(8)	(8)	—%
Depreciation and amortization	(62)	(9)	NM	(138)	(34)	NM
Restructuring charges	(1)	—	NM	(8)	(1)	NM
Operating income	$167	$161	4%	$527	$477	10%
Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, distribution revenue increased 14%, or $35 million, for the three months ended September 30, 2013, and increased 14%, or $107 million, for the nine months ended September 30, 2013. The increases were attributable in equivalent amounts to the consolidation of Discovery Japan and revenue growth in Latin America. The growth in Latin America was due to increases in subscribers and affiliate rates, which is consistent with the continued development of the pay television market in that region.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, advertising revenue increased 29%, or $37 million, for the three months ended September 30, 2013, and increased 22%, or $89 million, for the nine months ended September 30, 2013. Most of the increase was in Western Europe due to pricing and delivery on our free-to-air networks. Latin America contributed to the increase to a lesser extent due to improved delivery and pricing.
Excluding the impact of foreign currency fluctuation and Newly Acquired Businesses, other revenue decreased 7%, or $1 million, for the three months ended September 30, 2013, and decreased 18%, or $9 million, for the nine months ended September 30, 2013. The decrease for the nine months ended September 30, 2013 was attributable to the consolidation of Discovery Japan. Service fee revenue from Discovery Japan was eliminated following the consolidation of Discovery Japan on January 10, 2013 (see Note 2 to the accompanying consolidated financial statements).
Costs of Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, costs of revenues increased 20%, or $24 million, for the three months ended September 30, 2013, and increased 16%, or $57 million, for the nine months ended September 30, 2013. The increase for the three months ended September 30, 2013 was primarily attributable to increased content expense. The increase for the nine months ended September 30, 2013 was primarily attributable to increased content expense and, to a lesser extent, increases in sales commissions and music rights accruals. The increase in costs of revenues supports the growth in distribution and advertising revenues.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses increased 17%, or $18 million, for the three months ended September 30, 2013, and increased 19%, or $58 million, for the nine months ended September 30, 2013. The increases were mostly attributable to an increase in personnel costs, and to a lesser extent, increases in marketing expenses.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, Adjusted OIBDA increased 17%, or $29 million, for the three months ended September 30, 2013, and increased 14%, or $73 million, for the nine months ended September 30, 2013. The increases were due to the consolidation of Discovery Japan, subscriber growth in Latin America and the increase in advertising revenue on our free-to-air networks in Western Europe, partially offset by higher costs of revenues and selling, general and administrative expenses.
Education
The following table presents our Education segment revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$22	$25	(12)%	$73	$70	4%
Costs of revenues, excluding depreciation and amortization	(7)	(8)	(13)%	(22)	(20)	10%
Selling, general and administrative	(13)	(12)	8%	(38)	(36)	6%
Adjusted OIBDA	2	5	(60)%	13	14	(7)%
Depreciation and amortization	(1)	—	NM	(2)	(1)	100%
Operating income	$1	$5	(80)%	$11	$13	(15)%
Adjusted OIBDA for the three months ended September 30, 2013 decreased primarily due to timing of certain assessment services. Adjusted OIBDA for the nine months ended September 30, 2013 was consistent with the prior year amounts.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$—	$(3)	(100)%	$(3)	$(3)	—%
Costs of revenues, excluding depreciation and amortization	—	—	NM	2	—	NM
Selling, general and administrative	(62)	(63)	(2)%	(204)	(188)	9%
Adjusted OIBDA	(62)	(66)	(6)%	(205)	(191)	7%
Mark-to-market equity-based compensation	(32)	(27)	19%	(90)	(70)	29%
Depreciation and amortization	(15)	(15)	—%	(42)	(43)	(2)%
Restructuring charges	—	—	NM	—	(1)	(100)%
Operating loss	$(109)	$(108)	1%	$(337)	$(305)	10%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.

Adjusted OIBDA increased $4 million for three months ended September 30, 2013 and decreased $14 million for the nine months ended September 30, 2013. The decrease in Adjusted OIBDA for the nine months ended September 30, 2013 was due to increases in various expenses such as professional fees and other selling, general and administrative costs.
FINANCIAL CONDITION
Sources and Uses of Cash
As of September 30, 2013, we had $439 million of cash and cash equivalents on hand and approximately $1.0 billion available to borrow under our revolving credit facility. As a public company, we may have access to other sources of capital such as the public bond and equity markets. On March 19, 2013, DCL, our wholly-owned subsidiary, issued $1.2 billion aggregate principal amount of senior notes consisting of $350 million aggregate principal amount of 3.25% Senior Notes due April 1, 2023 and $850 million aggregate principal amount of 4.875% Senior Notes due April 1, 2043. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, interest on our outstanding senior notes, funding for various equity method and other investments.

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

•
As of September 30, 2013, we had remaining authorization of $805 million for future repurchases of our common stock under the stock repurchase program which will expire on December 11, 2014. We have been funding our stock repurchases through a combination of cash on hand and cash generated by operations. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock through open market purchases or privately negotiated transactions, at prevailing market prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of September 30, 2013, we had repurchased 2.8 million and 65.7 million shares of Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $3.0 billion, respectively. (See Note 9 to the accompanying consolidated financial statements.)

•
On April 5, 2013, we repurchased 4 million shares of our Series C convertible preferred stock from Advance Programming Holdings, LLC for an aggregate purchase price of $256 million, using cash on hand. (See Note 9 to the accompanying consolidated financial statements.)

•
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. As of September 30, 2013, we made cash payments of $273 million and $158 million for income taxes and interest on our outstanding senior notes, respectively.

•
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the nine months ended September 30, 2013, we paid $61 million for cash-settled equity awards. As of September 30, 2013, liabilities totaled $99 million for outstanding cash-settled equity awards, of which $67 million was classified as current. (See Note 13 to the accompanying consolidated financial statements.)

•
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of September 30, 2013, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $498 million including interest. If necessary, we currently expect to provide additional funding to our equity method investees and to recoup amounts funded.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2013	2012
Cash and cash equivalents, beginning of period	$1,201	$1,048
Cash provided by operating activities	930	771
Cash used in investing activities	(1,941)	(195)
Cash provided by (used in) financing activities	254	(72)
Effect of exchange rate changes on cash and cash equivalents	(5)	1
Net change in cash and cash equivalents	(762)	505
Cash and cash equivalents, end of period	$439	$1,553
Operating Activities
Cash provided by operating activities increased $159 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was primarily attributable to improved operating results and a decrease in cash paid for taxes of $81 million, partially offset by an increase in content investment of $233 million, and changes in working capital, such as increases in accounts receivable and decreases in accounts payable due to the timing of payments.
Investing Activities
Cash flows used in investing activities increased $1.7 billion for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was primarily attributable to business combinations during the nine months ended September 30, 2013 for $1.8 billion, net of cash acquired (see Note 2 to the accompanying consolidated financial statements), as well as an increase in realized losses for derivatives in connection with forecasted business combinations of $55 million, partially offset by a decrease in investments in and advances to unconsolidated equity method investees of $87 million.
Financing Activities
Cash flows provided by financing activities increased $326 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was primarily due to an increase in cash flows from the issuance of senior notes of $205 million and a reduction in repurchases of our common and preferred stock of $177 million. We made no repurchases of our Series A and Series C common stock pursuant to our stock repurchase program in the three months ended March 31, 2013 due to the anticipated investment in business acquisitions. We resumed repurchasing our common stock under our stock repurchase program in the second quarter of 2013.
Capital Resources
As of September 30, 2013, capital resources were comprised of the following (in millions).

	September 30, 2013
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$439	$—	$—	$439
Revolving credit facility	1,000	1	—	999
Senior notes(a)	6,350	—	6,350	—
Total	$7,789	$1	$6,350	$1,438

(a) Interest on senior notes is paid semi-annually. Our senior notes outstanding as of September 30, 2013 had interest rates that ranged from 3.25% to 6.35% and will mature between 2015 and 2043.
We expect that our cash balance, cash generated from operations and availability under our revolving credit agreement will be sufficient to fund our cash needs for the next twelve months.

As of September 30, 2013, we held $439 million of cash and cash equivalents, of which $230 million was included in foreign corporations that we intend to permanently reinvest outside of the U.S. Our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations. However, if these funds are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate them.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. (See Note 15 to the accompanying consolidated financial statements.)
RELATED PARTY TRANSACTIONS
In the ordinary course of business we enter into transactions with related parties, primarily our equity method investees and Liberty Global, Inc. (See Note 14 to the accompanying consolidated financial statements.)
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

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during the nine months ended September 30, 2013. (See Note 1 to the accompanying consolidated financial statements.)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposures to market risk have not changed materially since December 31, 2012. Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2012 Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
On April 9, 2013, the Company acquired SBS Nordic. (See Note 2 to the accompanying consolidated financial statements.) We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the nine months ended September 30, 2013, except as noted above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended September 30, 2013.

Period	Total Number of Series A Shares Purchased	Average Price Paid per Share: Series A (a)	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
July 1, 2013 - July 31, 2013	—	$—	1,896,225	$75.23	1,896,225	$1,110,658,831
August 1, 2013 - August 31, 2013	436,632	$80.16	1,817,494	$74.18	2,254,126	$940,829,062
September 1, 2013 - September 30, 2013	348,561	$77.79	1,496,325	$72.40	1,844,886	$805,385,281
Total	785,193	$79.11	5,210,044	$74.05	5,995,237	$805,385,281

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

(b)
The total amount authorized under the stock repurchase program is $4.0 billion. As of September 30, 2013, the Company had remaining authorization of $805 million for future repurchases under the common stock repurchase program, which will expire on December 11, 2014. Under the stock repurchase program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. We have been funding and and expect to continue to fund stock repurchases through a combination of cash on hand, cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series B common stock during the three months ended September 30, 2013.

ITEM 6. Exhibits.

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
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) Consolidated Statements of Equity for the three and nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: October 31, 2013	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: October 31, 2013	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

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
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) Consolidated Statements of Equity for the three and nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.