Form 10-K
period 2013-12-31
Discovery Communications, Inc.
filed 2014-02-20
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2013, was approximately $17 billion.
Total number of shares outstanding of each class of the Registrant’s common stock as of February 6, 2014 was:

Series A Common Stock, par value $0.01 per share	146,932,515
Series B Common Stock, par value $0.01 per share	6,545,033
Series C Common Stock, par value $0.01 per share	80,635,628

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

DISCOVERY COMMUNICATIONS, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
ITEM 1. Business.
For convenience, the terms “Discovery,” “DCI,” the “Company,” “we,” “us” or “our” are used in this Annual Report on Form 10-K to refer to both Discovery Communications, Inc. and collectively to Discovery Communications, Inc. and one or more of its consolidated subsidiaries, unless the context otherwise requires.
OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including digital distribution arrangements, throughout the world. We were formed on September 17, 2008, as a Delaware corporation in connection with Discovery Holding Company ("DHC") and Advance/Newhouse Programming Partnership combining their respective ownership interests in Discovery Communications Holding, LLC ("DCH") and exchanging those interests with and into Discovery (the "Discovery Formation"). As a result of the Discovery Formation, DHC and DCH became wholly-owned subsidiaries of Discovery, with Discovery becoming the successor reporting entity to DHC. As one of the world’s largest nonfiction media companies, we provide original and purchased content to more than 2.2 billion cumulative viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in over 40 languages. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC and Animal Planet. We also have a diversified portfolio of websites and develop and sell curriculum-based education products and services.
Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition additional branded channels and businesses that can sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenue for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, on-line streaming, mobile devices, video on demand (“VOD”) and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home (“DTH”) satellite operators, telecommunication service providers, and other content distributors who deliver our content to their customers.
Our content spans genres including science, exploration, survival, natural history, technology, docu-series, anthropology, heroes, paleontology, history, space, archeology, health and wellness, engineering, adventure, lifestyles, crime and investigation, civilizations, current events and kids. We have an extensive library of content and own all or most rights to the majority of our content and footage, which enables us to exploit our library to launch brands and services into new markets quickly. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. Substantially all of our content is produced in high definition (“HD”) format.
We classify our operations in three segments: U.S. Networks, consisting principally of domestic television networks and websites; International Networks, consisting primarily of international television networks and websites; and Education, consisting principally of curriculum-based product and service offerings. Financial information for our segments and geographical areas in which we do business is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Subscriber statistics set forth in this Annual Report on Form 10-K include both wholly-owned networks and networks operated by equity method investees. Domestic subscriber statistics are based on Nielsen Media Research. International subscriber and viewer statistics are derived from internal data coupled with external sources when available. As used herein, a “subscriber” is a single household that receives the applicable network from its cable television operator, DTH satellite operator, telecommunication service provider, or other television provider, including those who receive our networks from pay television providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term "viewer" is a single household that receives the signal to one of our networks using the appropriate receiving equipment without a subscription to a pay television provider. The term “cumulative viewers” refers to the collective sum of the total number of subscribers and viewers to each of our networks or content services. By way of example, two households that each receive five of our networks from their pay television provider represent two subscribers, but 10 cumulative subscribers.

U.S. NETWORKS
U.S. Networks generated revenues of $3.0 billion during 2013, which represented 53% of our total consolidated revenues. Our U.S. Networks segment principally consists of national television networks. Our U.S. Networks segment wholly owns and operates nine national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. Discovery Channel, TLC and Animal Planet collectively generated 70% of U.S. Networks’ total revenue. In addition, this segment holds equity method interests in OWN and The Hub Network.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ content, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from digital distributors, which relate to bulk content distribution agreements; and from advertising sold on our television networks and websites. U.S. Networks also generates income by providing sales representation and network distribution services to equity method investee networks and licensing our brands for consumer products.
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
Advertising revenue is based on the price received for available advertising spots and is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In the U.S., advertising time is sold in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for upcoming seasons, and by committing to purchase in advance, lock in the advertising rates they will pay for the upcoming year. A portion of many upfront advertising commitments include options whereby advertisers may reduce purchase commitments. In the scatter market, advertisers buy advertising time when the commercials will be run, which often results in a pricing premium compared to the upfront rates. The mix of upfront and scatter market advertising time sold is based upon a number of factors, such as pricing, demand for advertising time and economic conditions.

•
Discovery Channel reached approximately 98 million subscribers in the U.S. as of December 31, 2013. Discovery Channel also reached 8 million subscribers through a licensing arrangement with partners in Canada as of December 31, 2013, according to internal data.

•
Discovery Channel is dedicated to creating the highest quality non-fiction content that informs and entertains its consumers about the world in all its wonder. The network offers a signature mix of compelling high-end production values and vivid cinematography across genres including, science and technology, exploration, adventure, history and in-depth, behind-the-scenes glimpses at the people, places and organizations that shape and share our world.

•
Content on Discovery Channel includes Gold Rush, Naked and Afraid, Deadliest Catch, Amish Mafia and Moonshiners. Discovery Channel is also home to specials and mini-series, including Skywire Live with Nik Wallenda.

•	Target viewers are adults ages 25-54, particularly men.

•	Discovery Channel is simulcast in HD.

•
TLC reached approximately 97 million subscribers in the U.S. as of December 31, 2013. TLC also reached approximately 7 million subscribers in Canada as of December 31, 2013, according to internal data.

•
TLC celebrates extraordinary people and relatable life moments through innovative nonfiction programming. A top 10 cable network in key female demographics, TLC has built successful consumer brands around series including, Cake Boss, and has transformed Fridays into "Bride-Day" with a lineup of wedding-themed programming anchored by the Say Yes To The Dress franchise. Other content on TLC includes Here Comes Honey Boo, Boo, Breaking Amish, Long Island Medium and Sister Wives.

•	Target viewers are adults ages 18-54, particularly women.

•	TLC is simulcast in HD.

•
Animal Planet reached approximately 96 million subscribers in the U.S. as of December 31, 2013. Animal Planet also reached 2 million subscribers through a licensing arrangement with partners in Canada as of December 31, 2013, according to internal data.

•
Animal Planet immerses viewers in the full range of life in the animal kingdom with rich, deep content via multiple platforms and offers animal lovers and pet owners access to a centralized online, television and mobile community for immersive, engaging, high-quality entertainment, information and enrichment.

•
Content on Animal Planet includes Puppy Bowl, River Monsters, Treehouse Masters, Gator Boys and Finding Bigfoot. 2013 was Animal Planet's most-watched year in network history in prime and total day delivery.

•	Target viewers are adults ages 25-54.

•	Animal Planet is simulcast in HD.

•
Investigation Discovery ("ID") reached approximately 84 million subscribers in the U.S. as of December 31, 2013. ID also reached 1 million subscribers through a licensing arrangement with partners in Canada as of December 31, 2013, according to internal data.

•
ID is a leading mystery-and-suspense network on television and America's favorite "guilty pleasure." From harrowing crimes and salacious scandals to the in-depth investigation and heart-breaking mysteries that result, ID challenges our everyday understanding of culture, society and the human condition.

•	Content on ID includes Redrum, Deadline: Crime with Tamron Hall, On The Case With Paula Zahn, Injustice Files, Homicide Hunter: Lt. Joe Kenda and Wives With Knives.

•	Target viewers are adults ages 25-54, particularly women.

•	ID is simulcast in HD.

•
Science Channel reached approximately 76 million subscribers in the U.S. as of December 31, 2013. Science Channel also reached 2 million subscribers through a licensing arrangement with partners in Canada as of December 31, 2013, according to internal data.

•
Science Channel is home for the thought provocateur and features programming willing to go beyond imagination to explore the unknown. Guided by curiosity, Science Channel looks at innovation in mysterious new worlds as well as in our own backyards.

•	Content on Science Channel includes Through the Wormhole with Morgan Freeman, Oddities, NASA's Unexplained Files and How It's Made.

•	Target viewers are adults ages 25-54.

•	Science Channel is simulcast in HD.

•
Military Channel reached approximately 62 million subscribers in the U.S. as of December 31, 2013. Military Channel also reached approximately 1 million subscribers in Canada as of December 31, 2013, according to internal data. Military Channel will officially change its name to the American Heroes Channel ("AHC"), on March 3, 2014.

•
AHC will tell timeless stories in which a challenge appears - be it a situation or a villain - and a hero arises. AHC will provide a rare glimpse into major events that shaped our world, visionary leaders and unexpected heroes who made a difference, and the great defenders of freedom.

•
AHC will feature the most iconic programming from Military Channel, including Air Aces, The Brokaw Files and epic WWII documentaries like Pearl Harbor: Declassified as well as new series and specials, including Against the Odds, Raw War and Codes and Conspiracies.

•	Target viewers are men ages 35-64.

•	Destination America reached approximately 59 million subscribers in the U.S. as of December 31, 2013.

•
Destination America celebrates the people, places and stories of the United States, and emblazons television screens with the grit and tenacity, honesty, work ethic, humor and adventurousness that characterize our nation.

•	Content on Destination America includes Mountain Monsters, A Haunting, Railroad Alaska and Buying the Bayou.

•	Target viewers are adults ages 18-54.

•	Destination America is simulcast in HD.

•	Velocity reached approximately 56 million subscribers in the U.S. as of December 31, 2013.

•
Velocity engages viewers with a variety of high-octane, intelligent programming that is always action-packed and captures the best of the human experience. In addition to series and specials exemplifying the finest of the automotive, sports and leisure, adventure and travel genres, the network broadcasts hundreds of hours of live events coverage every year.

•	Content on Velocity includes Wheeler Dealers, Chasing Classic Cars, Overhaulin' and Inside West Coast Customs.

•	Target viewers are adults ages 25-54, particularly men.

•	Discovery Fit & Health reached approximately 48 million subscribers in the U.S. as of December 31, 2013.

•
Discovery Fit & Health entertains viewers with gripping, real-life dramas, featuring storytelling that chronicles the human experience from cradle to grave, including forensic mysteries, amazing medical stories, emergency room trauma, baby and pregnancy programming, parenting challenges, and stories of extreme life conditions.

•	Content on Discovery Fit & Health includes I Didn't Know I was Pregnant, Untold Stories of the E.R., Secret Sex Lives: Swingers and Bizarre E.R.

•	Target viewers are adults ages 25-54.

Our U.S. Networks segment owns interests in the following television networks that are operated by equity method investees:

•	OWN: Oprah Winfrey Network ("OWN") reached approximately 83 million subscribers in the U.S. as of December 31, 2013.

•
OWN is the first and only network named for, and inspired by, a single iconic leader. Oprah Winfrey's heart and creative instincts inform the brand and the magnetism of the channel. Ms. Winfrey provides leadership in programming and attracts superstar talent to join her in primetime, building a global community of like-minded viewers and leading that community to connect on social media and beyond.

•
Content on OWN includes Tyler Perry's original series: The Haves and Have Nots and Love Thy Neighbor, as well as Oprah's Next Chapter, Iyanla Fix My Life, Welcome to Sweetie Pies and Life With La Toya.

•	Target viewers are adults 25-54, particularly women.

•	OWN is simulcast in HD.

•	The Hub Network reached approximately 72 million subscribers in the U.S. as of December 31, 2013.

•
The Hub Network provides enriching, cool, relevant, family-friendly entertainment experiences that children and parents can enjoy together, including animated and live-action series, as well as specials, game shows, and family-favorite movies.

•	Content on The Hub Network includes The Aquabats! Super Show!, The Haunting Hour: The Series, SheZow, Goosebumps and My Little Pony Friendship is Magic.

•	Target viewers are children ages 2-11 and families.

•	The Hub Network is simulcast in HD.

•	3net reached approximately 40 million households in the U.S. as of December 31, 2013.

•	3net is the nation's first and only fully programmed, 24/7 3D network, bringing viewers the highest quality and most immersive in-home 3D viewing experience possible.

•	Content on 3net includes Dream Defenders, Storm Surfers, Into the Deep and NASCAR.

•	Target viewers are adults 25-54.
INTERNATIONAL NETWORKS
International Networks generated revenues of $2.5 billion during 2013, which represented 45% of our total consolidated revenues. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay television market in the world through an infrastructure that includes operational centers in London, Singapore and Miami. Discovery Channel, Animal Planet, TLC, ID and Science Channel lead the International Networks’ portfolio of television networks. International Networks has a large international distribution platform for its networks with as many as 15 networks in more than 220 countries and territories around the world. At December 31, 2013, International Networks operated over 240 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has free-to-air networks in Europe and the Middle East, broadcast networks in the Nordics and continues to pursue further international expansion.

Our International Networks segment owns and operates the following television networks, which reached the following number of subscribers via pay television services as of December 31, 2013:

Global Networks	International Subscribers (millions)	Regional Networks	International Subscribers (millions)
Discovery Channel	271	Discovery Kids	76
Animal Planet	200	SBS Nordic(a)	28
TLC, Real Time and Travel & Living	162	DMAX(b)	16
Discovery Science	81	Discovery History	14
Investigation Discovery	74	Shed	12
Discovery Home & Health	64	Discovery en Espanol (U.S.)	5
Turbo	52	Discovery Familia (U.S.)	4
Discovery World	23	GXT	4

(a) Number of subscribers corresponds to the collective sum of the total number of subscribers to each of the SBS Nordic broadcast networks in Sweden, Norway, and Denmark subject to retransmission agreements with pay television providers.
(b) Number of subscribers corresponds to DMAX pay television networks in the U.K., Austria, Switzerland and Ireland.

Our International Networks segment also owns and operates free-to-air television networks which reached 285 million cumulative viewers in Europe and the Middle East as of December 31, 2013. Our free-to-air networks include DMAX, Fatafeat, Quest, Real Time, Giallo, Frisbee, Focus and K2.
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
Advertising revenue is dependent upon a number of factors including the development of pay and free-to-air television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, we expect that advertising revenue growth will result from continued subscriber and viewership growth, our localization strategy, and the shift of advertising spending from traditional analog networks to channels in the multi-channel environment. In relatively mature markets, such as Western Europe, growth in advertising revenue will come from increasing viewership and pricing of advertising on our existing television networks and the launching of new services, both organic and through acquisitions. During 2013, distribution, advertising and other revenues were 50%, 47% and 3%, respectively, of total net revenues for this segment.
On January 21, 2014, we entered into an agreement with TF1 to acquire a controlling interest in Eurosport International ("Eurosport"), a leading pan-European sports media platform, by increasing our ownership stake from 20% to 51% for cash of approximately €253 million ($343 million) subject to working capital adjustments. Due to regulatory constraints the acquisition initially excludes Eurosport France, a subsidiary of Eurosport. We will retain a 20% equity interest in Eurosport France and a commitment to acquire another 31% ownership interest beginning 2015, contingent upon resolution of all regulatory matters. The flagship Eurosport network focuses on regionally popular sports such as tennis, skiing, cycling and motor sports and reaches 133 million homes across 54 countries in 20 languages. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast), Eurosport Asia-Pacific, and Eurosportnews. The acquisition is intended to increase the growth of Eurosport and enhance our pay television offerings in Europe. TF1 will have the right to put the entirety of its remaining 49% non-controlling interest to us for approximately two and a half years after completion of this acquisition. The put has a floor value equal to the fair value at the acquisition date if exercised in the 90 day period beginning on July 1, 2015 and is subsequently priced at fair value if exercised in the 90 day period beginning on July 1, 2016. We expect the acquisition to close in the second quarter of 2014 subject to obtaining necessary regulatory approvals.

On December 28, 2012, we acquired Switchover Media, a group of five Italian television channels with children's and entertainment programming. (See Note 3 to the accompanying consolidated financial statements.)
On January 10, 2013, we purchased an additional 30% ownership interest in Discovery Japan, which was previously a 50% owned equity method investee. As a result, we now have a controlling financial interest in Discovery Japan and account for it as a consolidated subsidiary. We recognized a $92 million gain upon consolidation for the difference in the carrying value and the fair value of the previously held equity interest. (See Note 3 to the accompanying consolidated financial statements.)
On April 9, 2013, we acquired the general entertainment television and radio business operations ("SBS Nordic") of Prosiebensat.1 Media AG for cash of approximately €1.4 billion ($1.8 billion), including closing purchase price adjustments. (See Note 3 to the accompanying consolidated financial statements.)
EDUCATION
Education generated revenues of $114 million during 2013, which represented 2% of our total consolidated revenues. Education is comprised of curriculum-based product and service offerings. This segment generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hardcopy curriculum-based content. Our education business also participates in global brand and content licensing and engages in partnerships with leading non-profits, corporations, foundations and trade associations.
On November 1, 2013, we acquired an education business in the U.K. that will complement our existing service offerings and expand our operations internationally. (See Note 3 to the accompanying consolidated financial statements.)
CONTENT DEVELOPMENT
Our content development strategy is designed to increase viewership, maintain innovation and quality leadership, and provide value for our network distributors and advertising customers. Our content is sourced from wholly-owned production companies and a wide range of third-party producers, which include some of the world’s leading nonfiction production companies as well as independent producers. Our production arrangements fall into three categories: produced, coproduced and licensed. Produced content includes content that we engage third parties to develop and produce, while we retain editorial control and own most or all of the rights, in exchange for paying all development and production costs. Coproduced content refers to program rights on which we have collaborated with third parties to finance and develop because at times world-wide rights are not available for acquisition or we save costs by collaborating with third parties. Licensed content is comprised of films or series that have been produced by third parties.
International Networks maximizes the use of content from our U.S. Networks. Much of our content tends to be culturally neutral and maintains its relevance for an extended period of time. As a result, a significant amount of our content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. We also develop local content that is tailored to individual market preferences, which is typically produced through third-party production companies. International Networks executes a localization strategy by offering content from U.S. Networks, customized content and localized schedules via our distribution feeds. While our International Networks segment maximizes the use of content from U.S. Networks, we also develop local content that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third-party producers.
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
REVENUES
We generate revenues principally from: (i) fees charged to operators who distribute our network content, which primarily include cable, DTH satellite, telecommunication and digital service providers, (ii) advertising sold on our networks and websites, and (iii) other transactions, including curriculum-based products and services, affiliate and advertising sales representation services, content licenses and the licensing of our brands for consumer products. During 2013, distribution, advertising, and other revenues were 46%, 49% and 5%, respectively, of consolidated revenues. No individual customer represented more than 10% of our total consolidated revenues for 2013, 2012 or 2011.

Distribution
Distribution revenue includes fees charged for the right to view Discovery network branded content made available to customers through a variety of distribution platforms and viewing devices. The largest component of distribution revenue is comprised of affiliate fees charged to cable, DTH satellite and telecommunication service providers for distribution rights to our television networks. We have contracts with distributors representing most cable and satellite service providers around the world, including the largest operators in the U.S. and major international distributors. Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that Discovery’s networks will receive, and, if applicable, for scheduled graduated annual rate increases. Carriage of our networks depends upon channel placement and package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages. Distribution revenues are largely dependent on the rates negotiated in the agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. We have provided distributors launch incentives, in the form of cash payments or free periods, to carry our networks.
Distribution revenue also includes fees charged for bulk content arrangements and other subscription services for episodic content. Digital distribution agreements are impacted by the quantity, as well as the quality, of the content Discovery provides.
In the U.S., approximately 90% of distribution revenues come from the top 10 distributors, with whom we have agreements that expire at various times from 2014 through 2020. Outside of the U.S., approximately 50% of distribution revenue comes from the top 10 distributors. Distribution fees are typically collected ratably throughout the year. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others operate in the analog environment with varying degrees of investment from distributors in expanding channel capacity or converting to digital.
Advertising
Our advertising revenue consists of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have a term of one year or less.
In the U.S., we sell advertising time in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season and by purchasing in advance often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Outside the U.S., advertisers typically buy advertising closer to the time when the commercials will be run. Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the popularity of free-to-air television, the number of subscribers to our channels, viewership demographics, the popularity of our content and our ability to sell commercial time over a group of channels. In developing pay television markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay television. In mature markets, such as the U.S. and Western Europe, high proportions of market penetration and distribution are unlikely to drive rapid revenue growth. Instead, growth in advertising sales comes from increasing viewership and pricing and launching new services, either in pay television, broadcast, or free-to-air television environments.
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
Our networks and websites compete for the sale of advertising with other television networks, including broadcast, cable and local networks, online and mobile outlets, radio content and print media. Our success in selling advertising is a function of the size and demographics of our audiences, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular content, the brand appeal of the network and ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.
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
Program Access
The FCC’s program access rules prevent a satellite or cable content vendor in which a cable operator has an “attributable” ownership interest from discriminating against unaffiliated multichannel video programming distributors (“MVPDs”), such as cable and DBS operators, in the rates, terms and conditions for the sale or delivery of content. These rules also permit MVPDs to initiate complaints to the FCC against content networks if an MVPD claims it is unable to obtain rights to carry the content network on nondiscriminatory rates, terms or conditions. The FCC allowed a previous blanket prohibition on exclusive arrangements with cable operators to expire in October 2012, but will consider case-by-case complaints that exclusive contracts between cable operators and cable-affiliated programmers significantly hinder or prevent an unaffiliated MVPD from providing satellite or cable programming.
“Must-Carry”/Retransmission Consent
The Cable Television Consumer Protection and Competition Act of 1992 (the “Act”) imposes “must-carry” regulations on cable systems, requiring them to carry the signals of most local broadcast television stations in their market. DBS systems are also subject to their own must-carry rules. The FCC’s implementation of “must-carry” obligations requires cable operators and DBS providers to give broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our networks by cable and DBS operators. The Act also established retransmission consent, which refers to a broadcaster’s right to require consent from MVPDs, such as cable and satellite operators, before distributing its signal to their subscribers. Broadcasters have traditionally used the resulting leverage from demand for their must-have broadcast content to obtain carriage for their affiliated networks. Increasingly, broadcasters are additionally seeking substantial monetary compensation for granting carriage rights for their must-have broadcast content. Such increased financial demands on distributors reduce the content funds available for independent programmers not affiliated with broadcasters, such as us.
Closed Captioning and Advertising Restrictions
Certain of our networks must provide closed-captioning of content. Our content and websites intended primarily for children 12 years of age and under must comply with certain limits on advertising, and commercials embedded in our networks’ content stream adhere to certain standards for ensuring that those commercials are not transmitted at louder volumes than our program material. The 21st Century Communications and Video Accessibility Act of 2010 requires us to provide closed captioning on certain IP-delivered video content that we offer.
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
EMPLOYEES
As of December 31, 2013, we had approximately 5,700 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures.
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
Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, content offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as Hulu, Netflix, Apple TV, Amazon, Google TV and Intel, as well as gaming and other consoles such as Microsoft's Xbox and Xbox One, Sony's PS3 and PS4, Nintendo's Wii and Roku, are aggressively establishing themselves as alternative providers of video services. These services and the growing availability of online content, coupled with an expanding market for mobile devices and tablets that allow users to view content on an on-demand basis and Internet-connected televisions, may impact our traditional distribution methods for our services and content. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content, have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.
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
Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. In the U.S., approximately 90% of our distribution revenues come from the top 10 distributors. We currently have agreements in place with the major U.S. cable and satellite operators which expire at various times beginning in 2014 through 2020. In addition, many of the countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could further reduce the number of distributors available to carry our content and increase the negotiating leverage of our distributors which could adversely affect our revenue.
The loss of our affiliation agreements, or renewals with less advantageous terms, could cause our revenue to decline.
Because our networks are licensed on a wholesale basis to distributors such as cable and satellite operators which in turn distribute them to consumers, we are dependent upon the maintenance of affiliation agreements with these operators. These affiliation agreements generally provide for the level of carriage our networks will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages) and for payment of a license fee to us based on the number of subscribers that receive our networks. While the number of subscribers associated with our networks impacts our ability to generate advertising revenue, these per subscriber payments also represent a significant portion of our revenue. Our affiliation agreements generally have a limited term which varies by market and distributor, and there can be no assurance that these affiliation agreements will be renewed in the future, or renewed on terms that are favorable to us. A reduction in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage for our networks, could adversely affect our distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programs thereby adversely affecting our advertising revenue. In addition, our affiliation agreements are complex and individually negotiated. If we were to disagree with one of our counterparties on the interpretation of an affiliation agreement, our relationship with that counterparty could be damaged and our business could be negatively affected.
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
In addition, we may not be able to integrate, operate, maintain and manage our newly acquired operations or employees successfully or profitably. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. The integration of the SBS Nordic business, following the completion of that acquisition, and other recently acquired businesses and assets, including Eurosport, Discovery Japan and Switchover Media, may not be successful, may divert management attention and could have an adverse effect on our results of operations.
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
Our business could be adversely affected by any worsening of economic conditions.
We derive substantial revenues from the sale of advertising on our networks. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A deterioration in the current economic conditions may adversely affect the economic prospects of advertisers and could alter current or prospective advertisers’ spending priorities. A decrease in advertising expenditures would have an adverse effect on our business. A decline in economic conditions usually impacts consumer discretionary spending. A reduction in consumer spending may impact pay television subscriptions, particularly to the more expensive digital service tiers, which could lead to a decrease in our distribution fees and may reduce the rates we can charge for advertising.
Our substantial leverage and debt service obligations may adversely affect us.
As of December 31, 2013, we had approximately $6.5 billion of consolidated debt, including capital leases. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts associated with our indebtedness. In addition, we have the ability to draw down our revolving credit facility in the ordinary course, which would have the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.
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
Our ability to meet our financial obligations and other contractual commitments will depend upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, any dividends and interest we may receive from our investments, availability under our credit facility or any credit facilities that we may obtain in the future and proceeds from any asset sales we may undertake in the future. The ability of our operating subsidiaries, including Discovery Communications, LLC, to pay dividends or to make other payments or advances to us will depend on their individual operating results and any statutory, regulatory or contractual restrictions, including restrictions under our credit facility, to which they may be or may become subject. We are required to accrue and pay U.S. taxes for repatriation of certain cash balances held by foreign corporations. However, we intend to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
The success of our business depends in part on our ability to maintain the intellectual property rights to our entertainment content. We are fundamentally a content company, and piracy of our brands, television networks, digital content and other intellectual property has the potential to significantly and adversely affect us. Piracy is particularly prevalent in many parts of the world that lack copyright and other protections similar to existing law in the U.S. It is also made easier by technological advances allowing the conversion of content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. Unauthorized distribution of copyrighted material over the Internet is a threat to copyright owners’ ability to protect and exploit their property. The proliferation of unauthorized use of our content may have an adverse effect on our business and profitability because it reduces the revenue that we potentially could receive from the legitimate sale and distribution of our content.
Our directors overlap with those of Liberty Media Corporation (“Liberty Media”), Liberty Global plc (“Liberty Global”), Liberty Interactive Corporation (“Liberty Interactive”) and certain related persons of Advance/Newhouse, which may lead to conflicting interests.
Our eleven-person board of directors includes two persons who are currently members of the board of directors of Liberty Media, three persons who are currently members of the board of directors of Liberty Global and two persons who are currently members of the board of directors of Liberty Interactive, all of which include John C. Malone as Chairman of the boards of those companies. In addition, our board of directors includes three designees of Advance/Newhouse, including Robert J. Miron, who was the Chairman of Advance/Newhouse until December 31, 2010, and Steven A. Miron, the Chief Executive Officer of Advance/Newhouse. The Liberty entities and the parent company of Advance/Newhouse own interests in a range of media, communications and entertainment businesses. None of the Liberty entities owns any interest in us. Dr. Malone beneficially owns stock of Liberty Media representing approximately 47% of the aggregate voting power of its outstanding stock, owns shares representing approximately 27% of the aggregate voting power of Liberty Global, shares representing approximately 35% of the aggregate voting power of Liberty Interactive, and shares representing approximately 22% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Dr. Malone controls approximately 29% of our aggregate voting power relating to the election of our eight common stock directors, assuming that the preferred stock owned by Advance/Newhouse has not been converted into shares of our common stock. Our directors who are also directors of the Liberty entities own Liberty Media, Liberty Global and/or Liberty Interactive stock and stock incentives and own our stock and stock incentives.
Advance/Newhouse will elect three directors annually for so long as it owns a specified minimum amount of our Series A convertible preferred stock. The Advance/Newhouse Series A convertible preferred stock, which votes with our common stock on all matters other than the election of directors, represents approximately 25% of the voting power of our outstanding shares. The Series A convertible preferred stock also grants Advance/Newhouse consent rights over a range of our corporate actions, including fundamental changes to our business, the issuance of additional capital stock, mergers and business combinations and certain acquisitions and dispositions.
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
For corporate matters other than the election of directors, Dr. Malone and Advance/Newhouse each beneficially own shares of our stock representing approximately 22% and 25%, respectively, of the aggregate voting power represented by our outstanding stock. With respect to the election of directors, Dr. Malone controls approximately 29% of the aggregate voting power relating to the election of the eight common stock directors (assuming that the convertible preferred stock owned by Advance/Newhouse (the “A/N Preferred Stock”) has not been converted into shares of our common stock). The A/N Preferred Stock carries with it the right to designate three preferred stock directors to our board (subject to certain conditions), but does not vote with respect to the election of the eight common stock directors. Also, under the terms of the A/N Preferred Stock, Advance/Newhouse has special voting rights as to certain enumerated matters, including material amendments to the restated charter and bylaws, fundamental changes in our business, mergers and other business combinations, certain acquisitions and dispositions and future issuances of capital stock. Although there is no stockholder agreement, voting agreement or any similar arrangement between Dr. Malone and Advance/Newhouse, by virtue of their respective holdings, Dr. Malone and Advance/Newhouse each have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.

We own and lease approximately 1.7 million square feet of building space for the conduct of our businesses at 65 locations throughout the world. In the U.S. alone, we own and lease approximately 597,000 and 564,000 square feet of building space, respectively, at 13 locations. Principal locations in the U.S. include: (i) our world headquarters located at One Discovery Place, Silver Spring, Maryland, where approximately 543,000 square feet is used for executive offices and general office space by our U.S. Networks, International Networks and Education segments, (ii) general office space at 850 Third Avenue, New York, New

York, where approximately 179,000 square feet is primarily used for sales by our U.S. Networks segment and executive offices, (iii) general office space and a production and post-production facility located at 8045 Kennett Street, Silver Spring, Maryland, where approximately 149,000 square feet is primarily used by our U.S. Networks segment and (iv) general office space at 6505 Blue Lagoon Drive, Miami, Florida, where approximately 91,000 square feet is primarily used by our International Networks segment.

We also lease over 511,000 square feet of building space at 52 locations outside of the U.S., including the U.K., where approximately 127,000 square feet is primarily used by our International Networks for general office space and distribution of network television content in Europe.

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

Executive Officers of Discovery Communications, Inc.
Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report. The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of February 20, 2014.

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

	Series A Common Stock		Series B Common Stock		Series C Common Stock
	High	Low	High	Low	High	Low
2013
Fourth quarter	$90.46	$77.93	$89.65	$78.54	$83.86	$71.89
Third quarter	$85.49	$76.92	$85.42	$77.55	$78.12	$70.26
Second quarter	$81.03	$73.57	$81.23	$73.30	$73.48	$65.24
First quarter	$79.53	$65.48	$79.29	$65.13	$70.60	$60.16
2012
Fourth quarter	$63.61	$55.18	$63.59	$55.11	$58.87	$51.28
Third quarter	$59.90	$49.10	$60.00	$49.82	$56.04	$45.27
Second quarter	$55.13	$48.37	$55.08	$48.55	$50.45	$44.05
First quarter	$50.60	$40.87	$51.79	$41.25	$46.88	$37.14
As of February 6, 2014, there were approximately 1,891, 105 and 2,004 record holders of our Series A common stock, Series B common stock and Series C common stock, respectively. These amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder.
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
Purchases of Equity Securities
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended December 31, 2013 (in millions, except per share amounts).

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
October 1, 2013 - October 31, 2013	1.5	$75.44	1.5	$691
November 1, 2013 - November 30, 2013	1.5	$79.52	1.5	$572
December 1, 2013 - December 31, 2013	1.3	$79.30	1.3	$470
Total	4.3		4.3	$470

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) As of December 31, 2013, the total amount authorized under the stock repurchase program was $4.0 billion and we had remaining authorization of $470 million for future repurchases under our common stock repurchase program, which will expire on December 11, 2014. On February 3, 2014, our Board of Directors approved an additional $1.5 billion under the stock repurchase program, which will expire on February 3, 2016. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended December 31, 2013. The Company first announced its stock repurchase program on August 3, 2010.
Stock Performance Graph
The following graph sets forth the cumulative total shareholder return on our Series A common stock, Series B common stock and Series C common stock as compared with the cumulative total return of the companies listed in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group of companies comprised of CBS Corporation Class B common stock, Scripps Network Interactive, Inc., Time Warner, Inc., Twenty-First Century Fox, Inc. Class A common stock (News Corporation Class A Common Stock prior to June 2013), Viacom, Inc. Class B common stock and The Walt Disney Company. The graph assumes $100 originally invested on December 31, 2008 in each of our Series A common stock, Series B common stock and Series C common stock, the S&P 500 Index, and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2009, 2010, 2011, 2012 and 2013.

$700
$600
$500
$400
$300
$200
$100
DISCA
DISCB
DISCK
S&P 500
Peer Group
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013

.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
DISCA	$100.00	$216.60	$294.49	$289.34	$448.31	$638.56
DISCB	$100.00	$207.32	$287.71	$277.03	$416.52	$602.08
DISCK	$100.00	$198.06	$274.01	$281.55	$436.89	$626.29
S&P 500	$100.00	$123.45	$139.23	$139.23	$157.90	$204.63
Peer Group	$100.00	$151.63	$181.00	$208.91	$286.74	$454.87
Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

ITEM 6. Selected Financial Data.
The table set forth below presents our selected financial information for each of the past five years. The selected statement of operations information for each of the three years ended December 31, 2013 and the selected balance sheet information as of December 31, 2013 and 2012 have been derived from and should be read in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” and other financial information included elsewhere in this Annual Report on Form 10-K. The selected statement of operations information for each of the two years ended December 31, 2010 and 2009 and the selected balance sheet information as of December 31, 2011, 2010 and 2009 have been derived from financial statements not included in this Annual Report on Form 10-K.

	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
Selected Statement of Operations Information:
Revenues	$5,535	$4,487	$4,168	$3,706	$3,387
Costs of revenues, excluding depreciation and amortization	1,689	1,218	1,176	1,013	984
Operating income	1,998	1,855	1,803	1,377	1,274
Income from continuing operations, net of taxes	1,077	956	1,136	659	570
(Loss) income from discontinued operations, net of taxes	—	(11)	(3)	10	(6)
Net income	1,077	945	1,133	669	564
Net income attributable to noncontrolling interests	(1)	(2)	(1)	(16)	(15)
Net income attributable to redeemable noncontrolling interests	(1)	—	—	—	—
Net income available to Discovery Communications, Inc.	1,075	943	1,132	653	549
Redeemable noncontrolling interest adjustments to redemption value	(2)	—	—	—	—
Stock dividends to preferred interests	—	—	—	(1)	(8)
Net income available to Discovery Communications, Inc. stockholders	1,073	943	1,132	652	541
Basic earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$3.01	$2.54	$2.83	$1.51	$1.29
Discontinued operations	$—	$(0.03)	$(0.01)	$0.02	$(0.01)
Net Income	$3.01	$2.51	$2.82	$1.53	$1.28
Diluted earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$2.97	$2.51	$2.80	$1.50	$1.29
Discontinued operations	$—	$(0.03)	$(0.01)	$0.02	$(0.01)
Net income	$2.97	$2.48	$2.80	$1.52	$1.27
Weighted average shares outstanding:
Basic	357	376	401	425	423
Diluted	361	380	405	429	425
Selected Balance Sheet Information:
Cash and cash equivalents	$408	$1,201	$1,048	$466	$623
Goodwill	7,341	6,399	6,291	6,434	6,433
Total assets	14,979	12,930	11,913	11,019	10,952
Long-term debt:
Current portion	17	31	26	20	38
Long-term portion	6,482	5,212	4,219	3,598	3,457
Total liabilities	8,746	6,637	5,394	4,786	4,683
Redeemable noncontrolling interests	36	—	—	—	49
Equity attributable to Discovery Communications, Inc.	6,196	6,291	6,517	6,225	6,197
Equity attributable to noncontrolling interests	1	2	2	8	23
Total equity	$6,197	$6,293	$6,519	$6,233	$6,220

•	Income per share amounts may not sum since each is calculated independently.

•
On April 9, 2013, we acquired the television and radio operations of SBS Nordic. The acquisition has been included in our operating results since the acquisition date. (See Note 3 to the accompanying consolidated financial statements.)

•
On September 17, 2012, we sold our postproduction audio business, whose results of operations have been reclassified to discontinued operations for all periods presented. (See Note 3 to the accompanying consolidated financial statements.)

•
Our results of operations for 2011 include a $112 million income tax benefit related to foreign tax credits and a $129 million gain on the disposition of the Discovery Health network as a contribution to OWN upon the launch of the network. As we continue to be involved in the operations of OWN subsequent to its launch, the results of operations of the Discovery Health network have not been presented as discontinued operations. Therefore, our results of operations for 2010 and 2009 include the gross revenues and expenses of the Discovery Health network. For periods subsequent to January 1, 2011, our results of operations include only our proportionate share of OWN’s net operating results under the equity method of accounting. (See Note 4 to the accompanying consolidated financial statements.)

•	Our results of operations for 2010 include a $136 million loss on the extinguishment of debt.

•
On September 1, 2010, we sold our Antenna Audio business for net proceeds of $24 million in cash, which resulted in a $9 million gain, net of taxes. The operating results of Antenna Audio have been reported as discontinued operations for all periods presented.

•
On May 22, 2009, we sold a 50% interest in the U.S. Discovery Kids network to Hasbro and formed The Hub Network. We recognized a pretax gain of $252 million in connection with this transaction. As we continue to be involved in the operations of the joint venture subsequent to its formation, the results of operations of the U.S. Discovery Kids network have not been presented as discontinued operations. Therefore, our results of operations for January 1, 2009 through May 22, 2009 include the gross revenues and expenses of the U.S. Discovery Kids network. For periods subsequent to May 22, 2009, our results of operations include only our proportionate share of the U.S. Discovery Kids network net operating results under the equity method of accounting. (See Note 4 to the accompanying consolidated financial statements.)

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors over contract interpretation; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of broadband distribution and production companies; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors.” These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides programming across multiple distribution platforms, including digital distribution arrangements, throughout the world. We generate revenues principally from: (i) fees charged to operators who distribute our network content, which primarily include cable, DTH satellite, telecommunications and digital service providers, (ii) advertising sold on our networks and websites, and (iii) other transactions, including curriculum-based products and services, affiliate and advertising sales representation services, content licenses and the licensing of our brands for consumer products. Our objectives are to invest in content for our networks to build viewership, maximize distribution revenue, capture advertising sales and create or reposition additional branded channels and businesses that can sustain long-term growth and occupy a desired programming niche with strong consumer appeal. Our content is designed to target key audience demographics and the popularity of our programming creates demand on the part of advertisers and distributors. We classify our operations in three segments: U.S. Networks, consisting principally of domestic television networks and websites; International Networks, consisting primarily of international television networks and websites; and Education, consisting principally of curriculum-based product and service offerings. For further discussion of our Company, segments in which we do business, content development activities and revenues, see our business overview set forth in Item 1, “Business” in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS – 2013 vs. 2012
Items Impacting Comparability
On April 9, 2013, we acquired SBS Nordic. During the year ended December 31, 2012, we acquired Switchover Media and a television station in Dubai. We included the operations of each of these acquisitions ("Newly Acquired Businesses") in our consolidated financial statements as of each of their respective acquisition dates. As a result, Newly Acquired Businesses have impacted the comparability of our results of operations between 2013 and 2012. Accordingly, to assist the reader in understanding the changes in our results of operations, the following tables present the calculation of comparative adjusted operating income before depreciation and amortization ("Adjusted OIBDA") excluding the Newly Acquired Businesses, as reported within our consolidated financial statements and International Networks segment for the year ended December 31, 2013 (in millions). The comparability of the results of the U.S. Networks segment was not impacted by these acquisitions. Discovery Japan was not included in the definition of Newly Acquired Businesses, because we previously owned a 50% equity interest and its consolidation on January 10, 2013, did not materially impact the comparability of operations, except as otherwise noted in management's discussion and analysis of results of operations. (See Note 3 to the accompanying consolidated financial statements.) Adjusted OIBDA is defined and a reconciliation to operating income is presented below in the "Segment Results of Operations" section.

Consolidated	Year Ended December 31,
	2013	2013	2013	2012
	Total Company As Reported	Newly Acquired Businesses	Total Company Ex- Acquisitions	Total Company As Reported	% Change Ex-Acquisitions
Revenues:
Distribution	$2,536	$133	$2,403	$2,206	9%
Advertising	2,739	455	2,284	2,037	12%
Other	260	15	245	244	—%
Total Revenues	$5,535	$603	$4,932	$4,487	10%

Adjusted OIBDA	$2,425	$135	$2,290	$2,095	9%

International Networks	Year Ended December 31,
	2013	2013	2013	2012
	International Networks As Reported	Newly Acquired Businesses	International Networks Ex- Acquisitions	International Networks As Reported	% Change Ex-Acquisitions
Revenues:
Distribution	$1,242	$133	$1,109	$984	13%
Advertising	1,162	455	707	580	22%
Other	70	15	55	73	(25)%
Total Revenues	$2,474	$603	$1,871	$1,637	14%

Adjusted OIBDA	$976	$135	$841	$721	17%

Consolidated Results of Operations – 2013 vs. 2012
Our consolidated results of operations for 2013 and 2012 were as follows (in millions).

	Year Ended December 31,
	2013	2012	% Change
Revenues:
Distribution	$2,536	$2,206	15%
Advertising	2,739	2,037	34%
Other	260	244	7%
Total revenues	5,535	4,487	23%
Costs of revenues, excluding depreciation and amortization	1,689	1,218	39%
Selling, general and administrative	1,575	1,291	22%
Depreciation and amortization	276	117	NM
Restructuring and impairment charges	16	6	NM
Gain on disposition	(19)	—	NM
Total costs and expenses	3,537	2,632	34%
Operating income	1,998	1,855	8%
Interest expense	(306)	(248)	23%
Income (losses) from equity method investees, net	18	(86)	NM
Other income (expense), net	26	(3)	NM
Income from continuing operations before income taxes	1,736	1,518	14%
Provision for income taxes	(659)	(562)	17%
Income from continuing operations, net of taxes	1,077	956	13%
Loss from discontinued operations, net of taxes	—	(11)	(100)%
Net income	1,077	945	14%
Net income attributable to noncontrolling interests	(1)	(2)	(50)%
Net income attributable to redeemable noncontrolling interests	(1)	—	NM
Net income available to Discovery Communications, Inc.	$1,075	$943	14%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, consolidated distribution revenue increased 10%, or $220 million, as a result of increases of $72 million at our U.S. Networks segment and $148 million at our International Networks segment. The increase in distribution revenue at U.S. Networks, excluding the impact of digital distribution revenue was 5%. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries. The increases in our International Networks' distribution revenue, excluding the impact of foreign currency and Newly Acquired Businesses, were attributable in equivalent amounts to the consolidation of Discovery Japan and revenue growth in Latin America due to increases in subscribers and rates.

Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, and the mix of sales of commercial time between the upfront and scatter markets, which is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, consolidated advertising revenue increased 13%, or $258 million, as a result of increases of $120 million at our U.S. Networks segment and $138 million at our International Networks segment. For our U.S. Networks segment, the increases were due to improved pricing and advertiser demand in equivalent amounts. For our International Networks segment, most of the increase was in Western Europe due to higher ratings and pricing on our free-to-air networks, and to a lesser extent, improved ratings and pricing in Latin America.
Excluding the impacts of foreign currency fluctuations and Newly Acquired Businesses, other revenue was consistent with the prior year due to an increase of $12 million at our U.S. Networks segment, offset by a decrease at our International Networks segment primarily attributable to the consolidation of Discovery Japan.
Costs of Revenues
Excluding the impacts of foreign currency fluctuations and Newly Acquired Businesses, costs of revenues increased 13%, or $156 million. The increase was a result of increases of $83 million at our U.S. Networks segment and $73 million at our International Networks segment. The increases in costs of revenues were mostly due to increases in content expense, which is consistent with our commitment to content development. The remaining increase was due to various other items, such as sales commissions, which are correlated to the increase in revenues.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses increased 13%, or $169 million. The increase in selling, general and administrative expenses was primarily due to increased personnel costs, including equity based compensation expense, marketing expenses, and to a lesser extent, increases in other selling, general and administrative costs. The increase in equity based compensation expense was largely driven by the increase in our share price.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization expense increased $159 million. The increase was due to the amortization of intangible assets related to business combinations during 2013. (See Note 3 to the accompanying consolidated financial statements.)
Restructuring Charges
Restructuring charges increased $10 million in 2013. The increase is mostly due to restructuring the Company's existing operations in the Nordic region following the acquisition of SBS Nordic. (See Note 16 to the accompanying consolidated financial statements.)
Interest Expense
Interest expense increased $58 million due to an increase in outstanding debt.
Losses from Equity Investees, Net
Losses from our equity method investees decreased $104 million in 2013, due primarily to improved operating results at OWN. Additionally, OWN incurred significant content impairment and restructuring charges in 2012 for which no similar expense was incurred in 2013.

Other Income (Expense), Net
Other income (expense), net, increased $29 million. During 2013, we purchased an additional 30% ownership interest in Discovery Japan, which was previously a 50% owned equity method investee. We recognized a $92 million remeasurement gain upon consolidation to account for the difference between the carrying value and the fair value of the 50% previously held equity interest. (See Note 3 to the accompanying financial statements.) This increase was partially offset by losses on derivative instruments of $62 million in 2013. The losses on derivative contracts resulted from foreign exchange strategies implemented to hedge the purchase of SBS Nordic (see Note 3 to the accompanying consolidated financial statements), which was denominated in Euro and closed on April 9, 2013. Although effective from an economic perspective, this hedging strategy did not qualify for hedge accounting treatment because the forecasted transaction was a business combination. There was a $2 million loss on derivative instruments in 2012.
Provision for Income Taxes
Our provisions for income taxes on income from continuing operations were $659 million and $562 million and the effective tax rates were 38% and 37% for 2013 and 2012, respectively. The net 1% increase in the effective tax rate was primarily due to the effect of foreign operations, which increased 3% from 2012 due to the tax effect of inter-company transactions subject to foreign income tax rates that vary compared with U.S. rates. Changes in the tax law regarding the domestic production activity deduction in 2013 and other tax differences resulted in an additional 2% increase in the effective tax rate. These increases were partially offset by decreases in the tax rate due to changes in apportionment for state income taxes of 2% and the $92 million remeasurement gain on previously held equity interest of 2% which is not taxable in the current year because the Company intends to defer indefinitely the realization of this gain for tax purposes. We also increased our unrecognized tax benefits reserve in 2013 due to uncertainties regarding the valuation of certain assets, and, to a lesser extent, in approximately equivalent amounts, the taxation of income among multiple jurisdictions and provisions related to uncertainties regarding tax incentives and credits. (See Note 17 to the accompanying consolidated financial statements.)
Segment Results of Operations – 2013 vs. 2012
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
Additionally, certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Additional financial information for our segments and geographical areas in which we do business is discussed in Note 22 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2013	2012	% Change
Revenues:
U.S. Networks	$2,952	$2,748	7%
International Networks	2,474	1,637	51%
Education	114	105	9%
Corporate and inter-segment eliminations	(5)	(3)	67%
Total revenues	5,535	4,487	23%
Costs of revenues, excluding depreciation and amortization	(1,689)	(1,218)	39%
Selling, general and administrative(a)	(1,439)	(1,194)	21%
Add: Amortization of deferred launch incentives(b)	18	20	(10)%
Adjusted OIBDA	$2,425	$2,095	16%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation.
(b) Amortization of deferred launch incentives are included as a reduction of distribution revenue for reporting in accordance with GAAP but are excluded from Adjusted OIBDA.
The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Year Ended December 31,
	2013	2012	% Change
Adjusted OIBDA:
U.S. Networks	$1,708	$1,622	5%
International Networks	976	721	35%
Education	27	27	—%
Corporate and inter-segment eliminations	(286)	(275)	4%
Total Adjusted OIBDA	2,425	2,095	16%
Amortization of deferred launch incentives	(18)	(20)	(10)%
Mark-to-market equity-based compensation	(136)	(97)	40%
Depreciation and amortization	(276)	(117)	NM
Restructuring and impairment charges	(16)	(6)	NM
Gain on disposition	19	—	NM
Operating income	$1,998	$1,855	8%

U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2013	2012	% Change
Revenues:
Distribution	$1,294	$1,222	6%
Advertising	1,576	1,456	8%
Other	82	70	17%
Total revenues	2,952	2,748	7%
Costs of revenues, excluding depreciation and amortization	(771)	(688)	12%
Selling, general and administrative	(480)	(447)	7%
Add: Amortization of deferred launch incentives	7	9	(22)%
Adjusted OIBDA	1,708	1,622	5%
Amortization of deferred launch incentives	(7)	(9)	(22)%
Depreciation and amortization	(11)	(13)	(15)%
Restructuring and impairment charges	(4)	(3)	33%
Gains on dispositions	19	—	NM
Operating income	$1,705	$1,597	7%
Revenues
Distribution revenue increased $72 million. The increase in distribution revenue, excluding the impact of digital distribution revenue, was 5%. The increase in distribution revenue, excluding digital distribution revenue, was primarily due to annual contractual rate increases on existing contracts. There was also a slight increase in the number of paying subscribers, principally for our networks carried on the digital tier. The subscriber base for the U.S. pay television distribution market has flattened over recent periods. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries. Digital distribution revenue contributed 1% of the increase in total distribution revenue.
Advertising revenue increased $120 million. The increase was equally attributable to increases in advertiser demand and pricing.
Other revenue increased $12 million. The increase was mostly attributable to increases in sales of branded merchandise, and to a lesser extent, increases in content production contracts, content downloads, and digital advertising.
Costs of Revenues
Costs of revenues increased $83 million. The increase was primarily attributable to an increase in content expense, which is consistent with our commitment to content development, and, to a lesser extent, sales commissions associated with increasing advertising revenues.
Selling, General and Administrative
Selling, general and administrative expenses increased $33 million. The increase was mostly attributable to increased personnel expenses, and, to a lesser extent, increased marketing costs.
Adjusted OIBDA
Adjusted OIBDA increased $86 million. Revenue for 2013 increased due to improved pricing and advertiser demand, and contractual rate increases with our distributors. These increases were partially offset by higher costs of revenues and selling, general and administrative expenses.

International Networks
The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2013	2012	% Change
Revenues:
Distribution	$1,242	$984	26%
Advertising	1,162	580	100%
Other	70	73	(4)%
Total revenues	2,474	1,637	51%
Costs of revenues, excluding depreciation and amortization	(887)	(499)	78%
Selling, general and administrative	(622)	(428)	45%
Add: Amortization of deferred launch incentives	11	11	—%
Adjusted OIBDA	976	721	35%
Amortization of deferred launch incentives	(11)	(11)	—%
Depreciation and amortization	(205)	(47)	NM
Restructuring and impairment charges	(11)	(1)	NM
Operating income	$749	$662	13%
Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, distribution revenue increased 15%, or $148 million. The increase was attributable in equivalent amounts to revenue growth in Latin America and the consolidation of Discovery Japan. The growth in Latin America was due to increases in subscribers and affiliate rates, which is consistent with the continued development of the pay television market in that region.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, advertising revenue increased 23%, or $138 million. Most of the increase was due to improved ratings and pricing on our free-to-air networks in Western Europe and, to a lesser extent, our pay television networks in Latin America.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, other revenue decreased 23%, or $17 million. The decrease was attributable to the consolidation of Discovery Japan. Service fee revenue from Discovery Japan was eliminated following the consolidation of Discovery Japan on January 10, 2013. (See Note 3 to the accompanying consolidated financial statements.)
Costs of Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, costs of revenues increased 14%, or $73 million. The increase was mostly attributable to increased content expense and, to a lesser extent, increases in sales commissions and various other costs. The increase in costs of revenues supports the growth in distribution and advertising revenues.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses increased 18%, or $79 million. The increase was mostly attributable to increased personnel costs due to a transition of certain activities from regional hubs to various international locations, and to a lesser extent, increased marketing expenses and the consolidation of Discovery Japan.

Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, Adjusted OIBDA increased 16%, or $117 million. The increase was due to increases in advertising revenue on our free-to-air networks in Western Europe, distribution revenue growth in Latin America, and the consolidation of Discovery Japan, in equivalent amounts, partially offset by higher costs of revenues and selling, general and administrative expenses.
Education
The following table presents, for our Education segment revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2013	2012	% Change
Revenues	$114	$105	9%
Costs of revenues, excluding depreciation and amortization	(33)	(31)	6%
Selling, general and administrative	(54)	(47)	15%
Adjusted OIBDA	27	27	—%
Depreciation and amortization	(3)	(2)	50%
Operating income	$24	$25	(4)%
Adjusted OIBDA was consistent with the prior year due to increases in revenues and the effect of the operating results of a business combination, offset by increased personnel costs incurred to develop new products.
Corporate and Inter-segment Eliminations
The following table presents, for our unallocated corporate amounts, revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,
	2013	2012	% Change
Revenues	$(5)	$(3)	67%
Costs of revenues, excluding depreciation and amortization	2	—	NM
Selling, general and administrative	(283)	(272)	4%
Adjusted OIBDA	(286)	(275)	4%
Mark-to-market equity-based compensation	(136)	(97)	40%
Depreciation and amortization	(57)	(55)	4%
Restructuring and impairment charges	(1)	(2)	(50)%
Operating loss	$(480)	$(429)	12%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation. Corporate expenses are excluded from segment results to evaluate business segment performance based upon decisions made directly by business segment executives.
Adjusted OIBDA decreased $11 million primarily due to increases in personnel costs, and to a lesser extent, various other selling, general and administrative expenses.
RESULTS OF OPERATIONS – 2012 vs. 2011
Discontinued Operations
On September 17, 2012, we sold our postproduction audio business, whose results of operations have been reclassified to discontinued operations for all periods presented (see Note 3 to the accompanying consolidated financial statements). The postproduction audio business was an operating segment combined with Education as a reportable segment.

Consolidated Results of Operations – 2012 vs. 2011
Our consolidated results of operations for 2012 and 2011 were as follows (in millions).

	Year Ended December 31,
	2012	2011	% Change
Revenues:
Distribution	$2,206	$2,070	7%
Advertising	2,037	1,852	10%
Other	244	246	(1)%
Total revenues	4,487	4,168	8%
Costs of revenues, excluding depreciation and amortization	1,218	1,176	4%
Selling, general and administrative	1,291	1,171	10%
Depreciation and amortization	117	117	—%
Restructuring and impairment charges	6	30	(80)%
Gain on disposition	—	(129)	(100)%
Total costs and expenses	2,632	2,365	11%
Operating income	1,855	1,803	3%
Interest expense, net	(248)	(208)	19%
Losses from equity investees, net	(86)	(35)	NM
Other (expense) income, net	(3)	3	NM
Income from continuing operations before income taxes	1,518	1,563	(3)%
Provision for income taxes	(562)	(427)	32%
Income from continuing operations, net of taxes	956	1,136	(16)%
Loss from discontinued operations, net of taxes	(11)	(3)	NM
Net income	945	1,133	(17)%
Net income attributable to noncontrolling interests	(2)	(1)	100%
Net income available to Discovery Communications, Inc.	$943	$1,132	(17)%

NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations, distribution revenues increased 9%, or $177 million as a result of increases of $42 million at our U.S. Networks segment and $135 million at our International Networks segment. The increase in distribution revenue at U.S. Networks, excluding the impact of digital distribution revenue was 5%, due to contractual rate increases. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries. The increases in the International Networks' distribution revenue, excluding the impact of foreign currency, were attributable to growth of pay television subscribers, and decreased amortization of deferred launch incentives.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, and the mix of sales of commercial time between the upfront and scatter markets, which is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Excluding the impact of foreign currency fluctuations, advertising revenues increased 12%, or $212 million, as a result of increases of $119 million at our U.S. Networks segment and $93 million at our International Networks segment. The increases were primarily due to increases in pricing at U.S. and international networks, along with growth of our international free-to-air networks.
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
Costs of Revenues
Costs of revenues, which consist primarily of content expense, distribution costs, and sales commissions, excluding the impact of foreign currency fluctuations, increased 4%, or $51 million. The increase in costs of revenues was mostly related to higher content amortization, and to a lesser extent, higher distribution and production costs partially offset by lower content impairments.
Selling, General and Administrative
Selling, general and administrative expenses, which principally comprise employee costs, marketing costs, research costs, occupancy, and back office support fees, excluding the impact of foreign currency fluctuations, increased 12%, or $141 million. The increase in selling, general and administrative expenses was primarily due to higher personnel costs and equity-based compensation expense, and to a lesser extent, higher transaction costs, offset by a change in the classification of service charges to certain of our equity method investees from other revenue to selling, general, and administrative expenses beginning January 1, 2012. Equity-based compensation expense increased $55 million due to an increase in the value of outstanding cash-settled unit awards.
Depreciation and Amortization
Depreciation and amortization expense, which includes depreciation of fixed assets and amortization of finite-lived intangible assets, was consistent with the prior year.
Restructuring and Impairment Charges
In 2012 and 2011, we recorded restructuring charges of $6 million and $10 million, respectively. (See Note 16 to the accompanying consolidated financial statements.) In 2011, we also recorded a $20 million goodwill impairment charge (See Note 9 to the accompanying consolidated financial statements.)
Gain on Disposition
In connection with the contribution of the Discovery Health network to OWN on January 1, 2011, we recorded a pretax gain of $129 million, which represents the fair value of the investment retained less the book basis of contributed assets. (See Note 4 to the accompanying consolidated financial statements.)
Interest Expense, Net
Interest expense increased $40 million due to an increase in outstanding debt.
Losses from Equity Investees, Net
Losses from equity investees, net increased $51 million. During the three months ended March 31, 2012, accumulated losses at OWN exceeded the equity contribution to OWN, and we began to record 100% of OWN’s incremental net losses. We recognized 50% of OWN’s net losses throughout 2011. (See Note 4 to the accompanying consolidated financial statements.)
Other (Expense) Income, Net
Other (expense) income, net decreased $6 million, mostly due to an increase in losses on our derivative instruments.
Provision for Income Taxes
For 2012 and 2011, our provisions for income taxes were $562 million and $427 million and the effective tax rates were 37% and 27%, respectively. Discovery's effective tax rate for 2012 increased 10% compared to 2011. The increase was principally due to the recognition of the $112 million net benefit for foreign tax credits in 2011 as a result of a reorganization for which no similar benefit was recognized in 2012 and state income taxes due to changes in apportionment. The increase in the unrecognized tax benefits reserve in 2012 was attributable, in approximately equal proportion, to provisions related to uncertainties regarding the valuation of certain assets, uncertainties regarding the eligibility for, and application of the rules surrounding, certain tax incentives and credits, and uncertainties regarding allocation and taxation of income among multiple jurisdictions. (See Note 17 to the accompanying consolidated financial statements.)

Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations in 2012 relates to the sale of our postproduction audio business in 2012. Loss from discontinued operations in 2011 relates to activities connected with businesses classified as discontinued operations in previous years in addition to the postproduction audio business.
Segment Results of Operations – 2012 vs. 2011
The table below presents the calculation of total Adjusted OIBDA (in millions).

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

	Year Ended December 31,
	2012	2011	% Change
Revenues:
Distribution	$1,222	$1,180	4%
Advertising	1,456	1,337	9%
Other	70	102	(31)%
Total revenues	2,748	2,619	5%
Costs of revenues, excluding depreciation and amortization	(688)	(689)	—%
Selling, general and administrative	(447)	(445)	—%
Add: Amortization of deferred launch incentives	9	10	(10)%
Adjusted OIBDA	1,622	1,495	8%
Amortization of deferred launch incentives	(9)	(10)	(10)%
Depreciation and amortization	(13)	(15)	(13)%
Restructuring and impairment charges	(3)	(24)	(88)%
Gain on disposition	—	129	(100)%
Operating income	$1,597	$1,575	1%
Revenues
Distribution revenue increased $42 million. Excluding the impact of digital distribution revenue distribution revenue increased 5% or $52 million driven by annual contractual rate increases and increases in paying subscribers, principally for networks carried on the digital tier. This increase was offset by the impact of agreements to extend and expand the license of selected library titles in the prior year. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries.
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
Costs of Revenues
Costs of revenues were consistent with the prior year primarily due to an increase in content investment and to a lesser extent, royalty expenses, offset by a decrease in content impairments of $30 million.
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
Revenues
Excluding the impact of foreign currency fluctuations, distribution revenues increased 16%, or $135 million, which is mostly attributable to continued growth of pay television services and subscribers in Latin America. In addition amortization of deferred launch incentives decreased and pay television services and subscribers in CEEMEA and Asia increased.
Excluding the impact of foreign currency fluctuations, advertising revenues increased 19%, or $93 million, mostly due to strong growth from new and existing free-to-air networks in Western Europe, and to a lesser extent, due to improved pricing across most other regions.
Other revenue increased $22 million due to revenue from a production company acquired during the fourth quarter of 2011. Changes in foreign currency exchange rates did not significantly impact other revenues.
Costs of Revenues
Excluding the impact of foreign currency fluctuations, costs of revenues increased 12%, or $53 million, primarily due to increased investment in content, and to a lesser extent, higher distribution costs and costs from a production company acquired during the fourth quarter of 2011, partially offset by cost savings from the vertical integration of sales functions in select markets.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 14%, or $52 million, primarily attributable to increased personnel costs, and to a lesser extent, higher marketing costs across all regions.
Adjusted OIBDA
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

	Year Ended December 31,
	2012	2011	% Change
Revenues	$105	$95	11%
Costs of revenues, excluding depreciation and amortization	(31)	(30)	3%
Selling, general and administrative	(47)	(40)	18%
Adjusted OIBDA	27	25	8%
Depreciation and amortization	(2)	(3)	(33)%
Operating (loss) income	$25	$22	14%
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
Adjusted OIBDA decreased $26 million primarily due to increased transaction costs, and to a lesser extent, increased personnel costs.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and Uses of Cash
As of December 31, 2013, we had $408 million of cash and cash equivalents on hand and approximately $1.0 billion available to borrow under our revolving credit facility. As a public company, we may have access to other sources of capital such as the public bond and equity markets. On March 19, 2013, Discovery Communications, LLC ("DCL"), our wholly-owned subsidiary, issued $1.2 billion aggregate principal amount of senior notes consisting of $350 million aggregate principal amount of 3.25% Senior Notes due April 1, 2023 and $850 million aggregate principal amount of 4.875% Senior Notes due April 1, 2043. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, interest on our outstanding senior notes, and funding for various equity method investees and other investments.

•
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet

Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

•
On April 9, 2013, we acquired SBS Nordic for approximately €1.4 billion ($1.8 billion) in cash, including closing purchase price adjustments (see Note 3 to the accompanying consolidated financial statements.)

•
As of December 31, 2013, we had remaining authorization of $470 million for future repurchases of our common stock under the stock repurchase program which will expire on December 11, 2014. On February 3, 2014, the Company's Board of Directors approved an additional $1.5 billion under the stock repurchase program, which will expire on February 3, 2016. We have been funding our stock repurchases through a combination of cash on hand and cash generated by operations. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility or future financing transactions. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions, at prevailing market prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of December 31, 2013, we had repurchased 2.8 million and 70.0 million shares of Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $3.4 billion, respectively. (See Note 13 to the accompanying consolidated financial statements.)

•
On April 5, 2013, we repurchased 4 million shares of our Series C convertible preferred stock from Advance Programming Holdings, LLC for an aggregate purchase price of $256 million, using cash on hand (See Note 13 to the accompanying consolidated financial statements.)

•
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. For the year ended December 31, 2013, we made cash payments of $484 million and $299 million for income taxes and interest on our outstanding senior notes, respectively.

•
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During 2013, we paid $64 million for cash-settled equity awards. As of December 31, 2013, we accrued liabilities of $138 million for outstanding cash-settled equity awards, of which $85 million was classified as current. (See Note 14 to the accompanying consolidated financial statements.)

•
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of December 31, 2013, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $483 million including interest. We expect OWN to make payments on the note in 2014. We may provide additional funding to our equity method investees, if necessary, and expect to recoup amounts funded. (See Note 4 to the accompanying consolidated financial statements.)

•
In 2014, we expect our uses of cash to include other business combinations (see Note 3 to the accompanying consolidated financial statements) and approximately $311 million for interest payments related to both our outstanding indebtedness and capital lease obligations.

Cash Flows
Changes in cash and cash equivalents were as follows (in millions).

	Year Ended December 31,
	2013	2012	2011
Cash and cash equivalents, beginning of period	$1,201	$1,048	$466
Cash provided by operating activities	1,285	1,099	1,100
Cash used in investing activities	(1,987)	(643)	(214)
Cash used in financing activities	(85)	(305)	(297)
Effect of exchange rate changes on cash and cash equivalents	(6)	2	(7)
Net change in cash and cash equivalents	(793)	153	582
Cash and cash equivalents, end of period	$408	$1,201	$1,048
Changes in cash and cash equivalents include amounts related to discontinued operations.

Operating Activities
Cash provided by operating activities increased $186 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily attributable to improved operating results partially offset by an increase in content investment of $335 million and changes in other working capital items. Other working capital items include increases in accounts receivable that were not offset by proportional changes in accounts payable due to the timing of payments.
Cash provided by operating activities decreased $1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in cash provided by operating activities was principally driven by increases in content investment of $207 million, cash paid for taxes of $197 million and cash paid for interest of $39 million partially offset by a decrease in cash-settled equity-based compensation payments of $81 million and changes in working capital.
Investing Activities
Cash flows used in investing activities increased $1.3 billion for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily attributable to increases in cash paid for business combinations during 2013 of $1.7 billion, net of cash acquired (see Note 3 to the accompanying consolidated financial statements), as well as an increase in realized losses for derivatives used to economically hedge business combinations of $55 million (see Note 11 to the accompanying consolidated financial statements), partially offset by a decrease in investments in and advances to unconsolidated equity method investees of $376 million, due primarily to the $264 million investment in Eurosport and the pay television portfolio of TF1 in 2012 for which there was no comparable activity in 2013 and improved operating results at OWN. During 2013, we received net payments of $34 million from OWN. Conversely during 2012, we provided OWN with funding of $136 million (see Note 4 to the accompanying consolidated financial statements).
Cash flows used in investing activities increased $429 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily attributable to a $253 million increase in investments in and advances to unconsolidated equity method investees that was driven by $264 million in investments in Eurosport and the pay television portfolio of TF1 (see Note 5 to the accompanying consolidated financial statements) and a $123 million increase in net cash invested in business acquisitions (see Note 3 to the accompanying consolidated financial statements).
Financing Activities
Cash flows used in financing activities decreased $220 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease was primarily due to an increase in cash flows from the issuance of senior notes of $205 million.
Cash flows used in financing activities increased $8 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was the result of a $383 million increase in repurchases of our Series A and Series C common stock pursuant to our stock repurchase program partially offset by a $342 million increase in cash flows from the issuance of senior notes.
Capital Resources
As of December 31, 2013, capital resources were comprised of the following (in millions).

	December 31, 2013
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$408	$—	$—	$408
Revolving credit facility	1,000	1	—	999
Senior notes(a)	6,350	—	6,350	—
Total	$7,758	$1	$6,350	$1,407

(a) Interest on senior notes is paid semi-annually. Our senior notes outstanding as of December 31, 2013 had interest rates that ranged from 3.25% to 6.35% and will mature between 2015 and 2043.
We expect that our cash balance, cash generated from operations and availability under our revolving credit agreement will be sufficient to fund our cash needs for the next twelve months.

As of December 31, 2013, we held $49 million of our $408 million of cash and cash equivalents in our foreign corporations. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. However, if these funds are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
As of December 31, 2013, our significant contractual obligations, including related payments due by period, were as follows (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$6,350	$—	$850	$—	$5,500
Interest payments	4,462	302	556	540	3,064
Capital lease obligations:
Principal payments	165	17	35	24	89
Interest payments	71	9	17	15	30
Operating lease obligations	461	72	140	107	142
Purchase obligations:
Content	810	604	170	36	—
Other	1,086	249	320	205	312
Total	$13,405	$1,253	$2,088	$927	$9,137
The above table does not include certain long-term obligations as the timing or the amount of the payments cannot be predicted. Such funding obligations include funding commitments to equity method investees. As of December 31, 2013, we have funding commitments to certain equity method investees of $17 million. Additionally, as of December 31, 2013, we have accrued $138 million for cash-settled equity-based compensation awards, which are remeasured at fair value each reporting period. Lastly, reserves for unrecognized tax benefits have also been excluded from the above table because we are unable to predict reasonably the ultimate amount or timing of settlement. Our unrecognized tax benefits totaled $185 million as of December 31, 2013.
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

Purchase Obligations
Content purchase obligations include obligations for contracts with third-party producers for content that airs on our television networks. Production contracts generally require: purchase of a specified number of episodes; payments over the term of the license; and include both programs that have been delivered and are available for airing and programs that have not yet been produced, including sports programming arrangements. If the programs are not produced, our commitments would expire without obligation. We expect to enter into additional production contracts and content licenses to meet our future content needs.
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing research, employment contracts, equipment purchases, and information technology and other services. Some contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty. Amounts related to employment contracts include base compensation and do not include compensation contingent on future events.
Acquisitions
On January 21, 2014, we entered into an agreement with TF1 to acquire a controlling interest in Eurosport International ("Eurosport"), a leading pan-European sports media platform, by increasing our ownership stake from 20% to 51% for cash of approximately €253 million ($343 million) subject to working capital adjustments. Due to regulatory constraints the acquisition initially excludes Eurosport France, a subsidiary of Eurosport. The Company will retain a 20% equity interest in Eurosport France and a commitment to acquire another 31% ownership interest beginning in 2015. TF1 will have the right to put the entirety of its remaining 49% non-controlling interest to us for approximately two and a half years after completion of this acquisition. The put has a floor value equal to the fair value at the acquisition date if exercised in the 90 day period beginning on July 1, 2015 and is subsequently priced at fair value if exercised in the 90 day period beginning on July 1, 2016. (See Note 3 to the accompanying consolidated financial statements.)
Guarantees
We have guaranteed a certain level of operating performance which is to be achieved over time for The Hub Network through December 2015. As of December 31, 2013, the maximum amount potentially due under this guarantee was less than $55 million. The maximum exposure to loss is expected to decline to zero during 2014. Additional information regarding our guarantee is discussed in Note 4 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
RELATED PARTY TRANSACTIONS
In the ordinary course of business we enter into transactions with related parties, primarily our equity method investees, Liberty Media and Liberty Global. Information regarding transactions and amounts with related parties is discussed in Note 20 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during 2013. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements included in this Annual Report on Form 10-K and accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. We consider policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Goodwill and intangible assets;

•	Income taxes;

•	Content rights;

•	Equity-based compensation; and

•	Equity method investments.
For an in depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding estimates and assumptions involved in their application, see Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Fair Value Measurements
The estimates of fair value of our reporting units are principally determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. A discussion of our significant assumptions, including a sensitivity analysis with respect to their impact on the estimated value of our reporting units, is provided below.
The assumptions about future cash flows and growth rates are based on the budget and long-term business plans of each reporting unit. Such assumptions take into account advertising sales and ratings trends, terms of affiliate license arrangements and anticipated terms of renewals, projected costs for content, and changes in the reporting unit cost structures.
Discount rate assumptions for each reporting unit take into account our assessment of the risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We also review marketplace data to assess the reasonableness of our computation of Discovery’s overall weighted average cost of capital and, when available, the discount rates utilized for each of our reporting units.
In determining the fair value of our reporting units, we used the following assumptions:

•	Expected cash flows underlying our business plans for the periods 2014 through 2018.

•	Cash flows beyond 2018 are projected to grow at a perpetual growth rate, which we estimated at 1.5% to 3% for each of our reporting units.

•	In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 8.5% to 14% for each of our reporting units.
Based on our annual assessment using the assumptions described above, a hypothetical 25% reduction in the estimated fair value in each of our reporting units would not result in an impairment condition.
We have performed sensitivity analyses to illustrate the impact of changes in assumptions underlying the first step of the impairment test. Based on our annual assessment:

•
A one percentage point decrease in the perpetual growth rate would reduce the indicated fair value of each of our reporting units by a range of approximately 4% to 13% and would not result in an impairment of any reporting unit; and

•
A one percentage point increase in the discount rate would reduce the indicated fair value of each of our reporting units by a range of approximately 10% to 15% and would not result in an impairment of any reporting unit.

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
Interest Rates
We are exposed to the impact of interest rate changes primarily through our potential borrowing activities. We have access to a $1.0 billion revolving credit facility, with no amounts outstanding as of December 31, 2013. If we were to draw on the revolving credit facility, interest would be variable based on an underlying index rate. As of December 31, 2013, we had outstanding debt of $6.4 billion under various public senior notes with fixed interest rates. The nature and amount of our long-term debt may vary as a result of market conditions and other factors.
A change in market interest rates will impact the fair market value of our fixed rate debt. Our current objectives in managing exposure to interest rate changes are to limit the impact of interest rates on earnings and cash flows. To achieve these objectives, we may enter into variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR, in order to reduce the amount of interest paid. There were no interest rate swaps outstanding as of December 31, 2013.
As of December 31, 2013, the fair value of our outstanding public senior notes was $6.6 billion. The potential change in fair value of these senior notes from an adverse 100 basis-point change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $611 million as of December 31, 2013.
Foreign Currency Exchange Rates
We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Through December 31, 2013, our International Networks segment is divided into the following five regions: Western Europe, Nordics, CEEMEA, Latin America and Asia-Pacific. Cash is primarily managed from five global locations with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The earnings of certain international operations are expected to be reinvested in those businesses indefinitely. Consequently, we do not hedge our investment in the net assets of those foreign operations.
The functional currency of most of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies ("non-functional currency risk"). Such transactions include affiliate and ad sales arrangements, content arrangements, equipment purchases, payables and receivables, including intercompany amounts. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. We also record realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that the revenues, costs and expenses of one or more of our consolidated subsidiaries are denominated in currencies other than their respective functional currencies, we will experience fluctuations in our revenues, costs and expenses solely as a result of changes in foreign currency exchange rates.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive (loss) income as a separate component of equity. Any increase or decrease in the value of the U.S. dollar against any foreign functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation gains (losses) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our net income, other comprehensive income and equity with respect to our holdings solely as a result of changes in foreign currency.
The majority of our foreign currency exposure is to the British pound, the Euro, the Indian Rupee, and currencies in the Nordics. We may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge certain exposures associated with affiliate revenue, the cost for producing or acquiring content, or in connection with forecasted business combinations. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. The net market value of our foreign currency derivative instruments held at December 31, 2013 was an asset of $12 million. Most of our non-functional currency risks related to our revenue, operating expenses and capital expenditures were not hedged as of December 31, 2013. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.
Market Values of Investments
In addition to derivatives, we had investments in entities accounted for using the equity method and highly liquid instruments, such as mutual funds, that are accounted for at fair value. The carrying values of investments in equity method investees and mutual funds were $1.1 billion and $129 million, respectively, at December 31, 2013. Investments in mutual funds include both fixed rate and floating rate interest earning securities that carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the specified criteria.
Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 excluded the entities acquired from Prosiebensat.1 Media AG ("SBS Nordic") on April 9, 2013 in a purchase business combination. SBS Nordic is a wholly owned subsidiary of the Company whose total assets, excluding acquired intangible assets, and net sales represented approximately 4% and 10%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2013. As permitted by guidelines established by the Securities and Exchange Commission, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Discovery Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Discovery Communications, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the accompanying Management's Report on Internal Control over Financial Reporting, management has excluded the operations of SBS Nordic from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded SBS Nordic from our audit of internal control over financial reporting. SBS Nordic is a wholly-owned subsidiary whose total assets, excluding acquired intangibles, and total revenues represent 4% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 20, 2014

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$408	$1,201
Receivables, net	1,371	1,130
Content rights, net	277	122
Deferred income taxes	73	74
Prepaid expenses and other current assets	281	203
Total current assets	2,410	2,730
Noncurrent content rights, net	1,883	1,555
Property and equipment, net	514	388
Goodwill	7,341	6,399
Intangible assets, net	1,565	611
Equity method investments	1,087	1,095
Other noncurrent assets	179	152
Total assets	$14,979	$12,930
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$141	$71
Accrued liabilities	992	721
Deferred revenues	144	123
Current portion of debt	17	31
Total current liabilities	1,294	946
Noncurrent portion of debt	6,482	5,212
Deferred income taxes	637	272
Other noncurrent liabilities	333	207
Total liabilities	8,746	6,637
Commitments and contingencies (See Note 21.)
Redeemable noncontrolling interests	36	—
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 44 and 49 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 150 and 147 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 151 and 150 shares issued	2	2
Additional paid-in capital	6,826	6,689
Treasury stock, at cost	(3,531)	(2,482)
Retained earnings	2,892	2,075
Accumulated other comprehensive income	4	4
Total Discovery Communications, Inc. stockholders’ equity	6,196	6,291
Noncontrolling interests	1	2
Total equity	6,197	6,293
Total liabilities and equity	$14,979	$12,930
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Distribution	$2,536	$2,206	$2,070
Advertising	2,739	2,037	1,852
Other	260	244	246
Total revenues	5,535	4,487	4,168
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	1,689	1,218	1,176
Selling, general and administrative	1,575	1,291	1,171
Depreciation and amortization	276	117	117
Restructuring and impairment charges	16	6	30
Gain on disposition	(19)	—	(129)
Total costs and expenses	3,537	2,632	2,365
Operating income	1,998	1,855	1,803
Interest expense	(306)	(248)	(208)
Income (loss) from equity investees, net	18	(86)	(35)
Other income (expense), net	26	(3)	3
Income from continuing operations before income taxes	1,736	1,518	1,563
Provision for income taxes	(659)	(562)	(427)
Income from continuing operations, net of taxes	1,077	956	1,136
Loss from discontinued operations, net of taxes	—	(11)	(3)
Net income	1,077	945	1,133
Net income attributable to noncontrolling interests	(1)	(2)	(1)
Net income attributable to redeemable noncontrolling interests	(1)	—	—
Net income available to Discovery Communications, Inc.	$1,075	$943	$1,132
Basic earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$3.01	$2.54	$2.83
Discontinued operations	$—	$(0.03)	$(0.01)
Net income	$3.01	$2.51	$2.82
Diluted earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$2.97	$2.51	$2.80
Discontinued operations	$—	$(0.03)	$(0.01)
Net income	$2.97	$2.48	$2.80
Weighted average shares outstanding:
Basic	357	376	401
Diluted	361	380	405
Income per share amounts may not sum since each is calculated independently.
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$1,077	$945	$1,133
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(11)	28	10
Derivative and market value adjustments	8	(1)	—
Comprehensive income	1,074	972	1,143
Comprehensive income attributable to noncontrolling interests	(1)	(2)	(1)
Comprehensive loss attributable to redeemable noncontrolling interests	2	—	—
Comprehensive income attributable to Discovery Communications, Inc.	$1,075	$970	$1,142
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$1,077	$945	$1,133
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	190	154	99
Depreciation and amortization	276	117	119
Content amortization and impairment expense	1,190	865	846
(Gain) loss on disposition	(19)	6	(129)
Remeasurement gain on previously held equity interest	(92)	—	—
Equity in (earnings) losses and distributions from investments	(4)	106	65
Deferred income tax expense (benefit)	83	(70)	40
Launch amortization expense	18	20	52
Loss from hedging instruments, net	55	—	—
Other, net	32	12	17
Changes in operating assets and liabilities:
Receivables, net	(120)	(59)	(179)
Content rights	(1,426)	(1,091)	(884)
Accounts payable and accrued liabilities	106	171	6
Equity-based compensation liabilities	(64)	(45)	(126)
Income tax receivable	(5)	(11)	72
Other, net	(12)	(21)	(31)
Cash provided by operating activities	1,285	1,099	1,100
Investing Activities
Purchases of property and equipment	(115)	(77)	(58)
Business acquisitions, net of cash acquired	(1,861)	(149)	(26)
Hedging instruments, net	(55)	—	—
Proceeds from disposition	28	—	—
Distributions from equity method investees	47	17	21
Investments in and advances to equity method investees, net	(28)	(404)	(151)
Other investing activities, net	(3)	(30)	—
Cash used in investing activities	(1,987)	(643)	(214)
Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	1,186	981	639
Principal repayments of capital lease obligations	(32)	(22)	(20)
Repurchases of common stock	(1,049)	(1,380)	(997)
Repurchases of preferred stock	(256)	—	—
Cash proceeds from equity-based plans, net	73	119	88
Other financing activities, net	(7)	(3)	(7)
Cash used in financing activities	(85)	(305)	(297)
Effect of exchange rate changes on cash and cash equivalents	(6)	2	(7)
Net change in cash and cash equivalents	(793)	153	582
Cash and cash equivalents, beginning of period	1,201	1,048	466
Cash and cash equivalents, end of period	$408	$1,201	$1,048
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
Supplemental Cash Flow Information
Cash paid for interest, net	$(299)	$(244)	$(205)
Cash paid for taxes, net	$(484)	$(485)	$(288)
Noncash Investing and Financing Transactions
Investment in OWN	$—	$8	$273
Assets acquired under capital lease arrangements	$87	$25	$—
Accrued purchases of property and equipment	$11	$11	$14
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Discovery Communications, Inc. Stockholders
	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Discovery Communications, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2010	128	$2	287	$3	$6,358	$(105)	$—	$(33)	$6,225	$8	$6,233
Net income	—	—	—	—	—	—	1,132	—	1,132	1	1,133
Other comprehensive income	—	—	—	—	—	—	—	10	10	—	10
Repurchases of common stock	—	—	—	—	—	(997)	—	—	(997)	—	(997)
Equity-based compensation	—	—	—	—	59	—	—	—	59	—	59
Excess tax benefits from equity-based compensation	—	—	—	—	28	—	—	—	28	—	28
Tax settlements associated with equity based compensation	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Issuance of common stock in connection with equity-based plans	—	—	4	—	61	—	—	—	61	—	61
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(7)	(7)
December 31, 2011	128	2	291	3	6,505	(1,102)	1,132	(23)	6,517	2	6,519
Net income	—	—	—	—	—	—	943	—	943	2	945
Other comprehensive income	—	—	—	—	—	—	—	27	27	—	27
Repurchases of common stock	—	—	—	—	—	(1,380)	—	—	(1,380)	—	(1,380)
Equity-based compensation	—	—	—	—	65	—	—	—	65	—	65
Excess tax benefits from equity-based compensation	—	—	—	—	38	—	—	—	38	—	38
Tax settlements associated with equity based compensation	—	—	—	—	(3)	—	—	—	(3)	—	(3)
Issuance of common stock in connection with equity-based plans	—	—	5	—	84	—	—	—	84	—	84
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Share conversion	(8)	—	8	—	—	—	—	—	—	—	—
December 31, 2012	120	2	304	3	6,689	(2,482)	2,075	4	6,291	2	6,293
Net income	—	—	—	—	—	—	1,075	—	1,075	1	1,076
Repurchases of common stock	—	—	—	—	—	(1,049)	—	—	(1,049)	—	(1,049)
Repurchases of preferred stock	(4)	—	—	—	—	—	(256)	—	(256)	—	(256)
Equity-based compensation	—	—	—	—	67	—	—	—	67	—	67
Excess tax benefits from equity-based compensation	—	—	—	—	44	—	—	—	44	—	44
Tax settlements associated with equity based compensation	—	—	—	—	(22)	—	—	—	(22)	—	(22)
Issuance of common stock in connection with equity-based plans	—	—	3	—	51	—	—	—	51	—	51
Other adjustments for equity-based plans	—	—	—	—	(3)	—	—	—	(3)	—	(3)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Share conversion	(1)	—	1	—	—	—	—	—	—	—	—
December 31, 2013	115	$2	308	$3	$6,826	$(3,531)	$2,892	$4	$6,196	$1	$6,197
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides programming across multiple distribution platforms throughout the world, including digital distribution arrangements. The Company also has a diversified portfolio of websites and other digital media services and develops and sells curriculum-based education products and services. The Company classifies its operations in three segments: U.S. Networks, consisting principally of domestic television networks and websites; International Networks, consisting principally of international television networks and websites; and Education, consisting of educational curriculum-based product and service offerings. Financial information for Discovery’s reportable segments is discussed in Note 22.
Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
Reclassifications
Beginning January 1, 2013, the Company reclassified income (loss) from equity method investees, net from other income (expense), net to a separate line on the consolidated statement of operations for all periods presented.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting and Reporting Pronouncements Adopted
Offsetting Assets and Liabilities
In January 2011, the Financial Accounting Standards Board (“FASB”) issued guidance expanding the disclosure requirements for financial instruments that are offset in the balance sheet or subject to a master netting arrangement or similar agreement. In January 2013, the FASB issued additional guidance clarifying that the scope of the guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions. The adoption of the new guidance, effective January 1, 2013, did not have a material impact on the Company's consolidated financial statements. (See Note 11.)
Comprehensive Income
In January 2013, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This is required for both annual and interim reporting. The Company retrospectively adopted the new guidance effective January 1, 2013 and elected to present reclassification adjustments from accumulated other comprehensive income in a single note. (See Note 13.)
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Ownership interests in entities for which the Company has significant influence and are not consolidated under the Company’s consolidation policy are accounted for as equity method investments. Related party transactions between the Company and its equity method investees have not been eliminated. (See Note 20.)
Investments
The Company holds investments in equity method investees and other marketable securities. Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. (See Asset Impairment Analysis below.)
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of most of the Company’s international subsidiaries is the local currency. Assets and liabilities, including intercompany balances for which settlement is anticipated in the foreseeable future, denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date. Foreign currency equity balances are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency translation adjustments are recorded in accumulated other comprehensive income.
Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in operating income and totaled a gain of $24 million, a loss of $4 million, and a loss of $12 million for 2013, 2012 and 2011, respectively.
With the exception of certain material transactions, the cash flows from the Company's operations in foreign countries are translated at the weighted average rate for the applicable period in the consolidated statements of cash flows. The impacts of material transactions generally are recorded at the applicable spot rates in the consolidated statements of operations and cash flows. The effects of exchange rates on cash balances held in foreign currencies are separately reported in the Company's consolidated statements of cash flows.
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
Accounts Receivable
Accounts receivable include amounts billed and currently due from customers and are presented net of an estimate for uncollectible accounts. The Company evaluates outstanding receivables to assess collectibility. In performing this evaluation, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks. Using this information, the Company reserves an amount that it estimates may not be collected. The Company does not require collateral with respect to trade receivables.
Content Rights
Content rights principally consist of television series and specials. Content aired on the Company’s television networks is sourced from wholly-owned production companies and a wide range of third-party producers and is classified either as produced, coproduced or licensed. Substantially all produced content includes programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights. The Company collaborates with third parties to finance and develop coproduced content and it retains significant rights to exploit the programs. Licensed content is comprised of films or series that have been previously produced by third parties and the Company retains limited airing rights over a contractual term. Capitalized content costs are stated at the lower of cost less accumulated amortization or net realizable value.
Costs of produced and coproduced content consist of development costs, acquired production costs, direct production costs, certain production overhead costs and participation costs. Costs incurred for produced and coproduced content are capitalized if the Company has previously generated revenues from similar content in established markets and the content will be used and revenues will be generated for a period of at least one year. The Company’s coproduction arrangements generally provide for the sharing of production cost. The Company records its costs, but does not record the costs borne by the other party as the Company does not share any associated economics of exploitation. Program licenses typically have fixed terms and require payments during the term of the license. The cost of licensed content is capitalized when the programs are delivered or the Company has paid for the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

programs. The Company pays in advance for television series, specials, films and sports rights. Development costs for programs that the Company has determined will not be produced are written off. Additionally, distribution, advertising, marketing, general and administrative costs are expensed as incurred.
Amortization of content rights is recognized based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of up to five years. Amortization of capitalized costs for produced and coproduced content begins when a program has been aired. Amortization of capitalized costs for licensed content commences when the license period begins and the program is available for use or in the case of sporting events, when the event has aired.
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
Depreciation for most property and equipment is recognized using the straight-line method over the estimated useful lives of the assets, which is 15 to 39 years for buildings, three to five years for broadcast equipment, two to five years for capitalized software costs and three to five years for office equipment, furniture, fixtures and other property and equipment. Assets acquired under capital lease arrangements and leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases, which is one to 15 years. Depreciation commences when property or equipment is ready for its intended use.
Asset Impairment Analysis
Goodwill and Indefinite-lived Intangible Assets
Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of November 30 and earlier upon the occurrence of substantive changes in circumstances such as a significant deterioration in economic conditions, industry changes, increases in costs, declining cash flows, or a decline in market capitalization. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Following a qualitative assessment indicating that it is not more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying amount, impairment of other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis, a market-based valuation analysis, or both. Determining fair value requires the exercise of judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples, when available, and the amount and timing of expected future cash flows.
Long-lived Assets
Long-lived assets such as amortizing trademarks, customer lists, other intangible assets, and property and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, such as when the disposal of such assets is likely or there is an adverse change in the market involving the business employing the related assets. If an impairment analysis is required, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. Fair value is typically determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its fair value less costs to sell. To the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized in an amount equal to the difference. Significant judgments used for long-lived asset impairment assessments include determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value.
Equity Method Investments
Equity method investments are reviewed for impairment on a quarterly basis. An equity method investment is written down to fair value if there is evidence of a loss in value which is other than temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as: the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. (See Note 4.)
Derivative Instruments
The Company uses derivative financial instruments from time to time to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company may designate derivative instruments as cash flow hedges or fair value hedges, as appropriate. The Company records all derivative instruments at fair value on a gross basis. For those derivative instruments designated as cash flow hedges that qualify for hedge accounting, gains or losses on the effective portion of derivative instruments are initially recorded in accumulated other comprehensive income on the consolidated balance sheets and reclassified to the same account on the consolidated statements of operations in which the hedged item is recognized. The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to mitigate economic exposures of the Company. The changes in fair value of derivatives not designated as hedges and the ineffective portion of derivatives designated as hedging instruments are immediately recorded in other income (expense), net.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock
When stock is acquired for purposes other than formal or constructive retirement, the purchase price of the acquired stock is recorded in a separate treasury stock account which is separately reported as a reduction of equity.
When stock is retired or purchased for constructive retirement, the purchase price is initially recorded as a reduction to the par value of the shares repurchased, with any excess purchase price over par value recorded as a reduction to additional paid-in capital related to the series of shares repurchased and any remainder excess purchase price recorded as a reduction to retained earnings. If the purchase price exceeds the amounts allocated to par value and additional paid-in capital related to the series of shares repurchased and retained earnings, the remainder is allocated to additional paid-in capital related to other series of shares.
Revenue Recognition
The Company generates revenues principally from (i) fees charged to distributors of its network content, which include cable, direct-to-home ("DTH") satellite, telecommunications and digital service providers, (ii) advertising sold on its television networks and websites, and (iii) transactions for curriculum-based products and services, affiliate and advertising sales representation services and the licensing of its brands for consumer products.
Revenue is recognized when persuasive evidence of a sales arrangement exists, services are rendered or delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured. Revenues do not include taxes collected from customers on behalf of taxing authorities such as sales tax and value-added tax. However, certain revenues include taxes that customers pay to taxing authorities on the Company’s behalf, such as foreign withholding tax. Revenue recognition for each source of revenue is also based on the following policies.
Distribution
Cable operators, DTH satellite and telecommunications service providers typically pay a per-subscriber fee for the right to distribute the Company’s programming under the terms of distribution contracts. The majority of the Company’s distribution fees are collected monthly throughout the year. Distribution revenues from cable operators and DTH service providers are recognized over the term of the contracts based on contracted programming rates and reported subscriber levels. The amount of distribution fees due to the Company are reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In these cases, the Company estimates the number of subscribers receiving the Company’s programming. Historical adjustments to recorded estimates have not been material.
Distribution revenues are recognized net of incentives the Company provides to operators in exchange for carrying its networks. Incentives typically include cash payments to operators (“launch incentives”), providing the channel to the distributor for free for a predetermined length of time, or both. Launch incentives are capitalized as assets upon launch of the Company’s network by the operator and are amortized on a straight-line basis as a reduction of revenue over the term of the contract, including free periods. In instances where the distribution agreement is extended prior to the expiration of the original term, the Company evaluates the economics of the extended term and, if it is determined that the launch asset continues to benefit the Company over the extended term, then the Company will adjust the amortization period of the remaining launch incentives accordingly. Other incentives are recognized as a reduction of revenue as incurred. Amortization of launch incentives was $18 million, $20 million and $52 million for 2013, 2012 and 2011, respectively.
Revenues associated with digital distribution arrangements are recognized when the Company transfers control of the content and the rights to distribute the content to the customer. If multiple programs are included in the arrangement, the Company allocates the fee to each program based on its relative fair value.
Advertising
Advertising revenues are principally generated from the sale of bundled commercial time on television networks and websites. Advertising revenues are recognized net of agency commissions in the period advertising spots are aired. A substantial portion of the advertising contracts in the U.S. guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. Revenues are recognized for the actual audience level delivered. The Company provides the advertiser with additional advertising spots in future periods if the guaranteed audience level is not delivered. Revenues are deferred for any shortfall in the guaranteed audience level until the guaranteed audience level is delivered or the rights associated with the guarantee lapse. Audience guarantees are initially developed internally based on planned programming, historical audience levels, the success of pilot programs, and market trends. In the U.S., actual audience and delivery information is published by independent ratings services. In certain instances, the independent ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue are based upon the Company’s estimates of the audience level delivered. Historical adjustments to recorded estimates have not been material.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising revenues from online properties are recognized as impressions are delivered or the services are performed.
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
The Company measures the cost of employee services received in exchange for unit awards and SARs based on the fair value of the award less estimated forfeitures. Because unit awards and SARs are cash-settled, the Company remeasures the fair value of these awards each reporting period until settlement. Compensation expense, including changes in fair value, for unit awards and SARs is recognized during the vesting period in proportion to the requisite service that has been rendered as of the reporting date. For grants of unit awards with graded vesting, the Company measures fair value separately for each vesting tranche and records compensation expense for all vesting tranches of each award. For grants of SARs with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche.
Compensation expense for stock options is measured based on the fair value on the date of grant less estimated forfeitures. Compensation expense for stock options is recognized ratably during the vesting period.
The fair values of unit awards, SARs and stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. For unit awards, the expected term is the period from the grant date to the vesting date of the award, and for SARs the expected term is the period from the grant date to the end of the contractual term of the award unless the terms of the award allow for cash-settlement automatically on the date the awards vest, in which case the vesting date is used. For stock options, the expected term is estimated to be the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on the Company’s common stock and historical realized volatility of the Company’s common stock. The dividend yield is assumed to be zero because the Company has no present intention to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.
Vesting for certain PRSUs is subject to satisfying objective operating performance conditions, while vesting for other PRSUs is based on the achievement of a combination of objective and subjective operating performance conditions. Compensation expense for PRSUs that vest based on achieving objective operating performance conditions is measured based on the fair value of the Company’s Series A common stock on the date of grant less estimated forfeitures. Compensation expense for PRSUs that vest based on achieving subjective operating performance conditions is remeasured at fair value of the Company’s Series A common stock less estimated forfeitures each reporting period until the date of vesting. Compensation expense for all PRSUs is recognized ratably during the vesting period only when it is probable that the operating performance conditions will be achieved. The Company records a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of whether or not it is probable the operating performance conditions will be achieved.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs paid to third parties totaled $156 million, $124 million and $132 million for 2013, 2012 and 2011, respectively.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates the Company expects to apply to taxable income in years in which those temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized.
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
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world, including the largest operators in the U.S. and major international distributors. In the U.S., approximately 90% of distribution revenues come from the top 10 distributors. Outside of the U.S., approximately 50% of distribution revenue comes from the top 10 distributors. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2014 through 2020. Failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in affiliate revenue, but it could also experience a reduction in advertising revenue which is impacted by affiliate subscriber levels and viewership.
No individual customer accounted for more than 10% of total consolidated revenues for 2013, 2012 and 2011. The Company’s trade receivables do not represent a significant concentration of credit risk as of December 31, 2013 or 2012 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of December 31, 2013, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
SBS Nordic
On April 9, 2013, the Company acquired the general entertainment television and radio business operations ("SBS Nordic") of Prosiebensat.1 Media AG for cash of approximately €1.4 billion ($1.8 billion) including closing purchase price adjustments. SBS Nordic has operations in Sweden, Norway, Denmark, Finland and England. The acquisition of SBS Nordic supports the Company’s strategic priority of increasing its presence in key international markets and is a component of the Company's International Networks segment.
The Company used DCF analyses, which represent Level 3 fair value measurements, to assess the components of its purchase price allocation. The table below presents the fair value allocation of the purchase price to the assets and liabilities acquired (in millions).

April 9, 2013
Goodwill	$779
Intangible assets	1,001
Content	248
Other assets acquired	212
Cash	106
Liabilities assumed	(278)
Deferred tax liabilities	(243)
Redeemable noncontrolling interest	(6)
Net assets acquired	$1,819
The goodwill reflects the workforce, operating synergies and increased Nordic region market penetration expected from combining the operations of SBS Nordic and the Company. The goodwill recorded as part of this acquisition is not amortizable for tax purposes. Intangible assets primarily consist of broadcast licenses, distribution and advertising customer relationships, advertiser backlog and trademarks with a weighted average estimated useful life of 8 years.
Discovery Japan
On January 10, 2013, the Company purchased an additional 30% of Discovery Japan for $53 million. Discovery Japan operates Discovery Channel and Animal Planet in Japan. As of December 31, 2012, Discovery and Jupiter Telecommunications Co., Ltd ("J:COM") each owned a 50% interest in Discovery Japan, and Discovery accounted for its 50% interest using the equity method of accounting. Discovery consolidated Discovery Japan on January 10, 2013 and recognized a gain of $92 million to account for the difference between the carrying value and the fair value of the previously held 50% equity interest. The gain is included in other income (expense), net in the Company's consolidated statements of operations. (See Note 19.) The Company used a combination of a DCF analysis and market-based valuation methodology, both of which represent Level 3 fair value measurements, to measure the fair value of Discovery Japan and to perform its purchase price allocation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair value allocation of the purchase price to the assets and liabilities acquired (in millions).

January 10, 2013
Goodwill	$103
Intangible assets	100
Other assets acquired	25
Currency translation adjustment	6
Cash	4
Remeasurement gain on previously held equity interest	(92)
Liabilities assumed	(55)
Redeemable noncontrolling interest	(35)
Carrying value of previously held equity interest	(3)
Net assets acquired	$53
The terms of the agreement provide J:COM with a right to put its 20% noncontrolling interest to Discovery for cash at any time and Discovery with the right to call J:COM's 20% noncontrolling interest beginning January 2018. As J:COM's put right is outside the control of the Company, J:COM's 20% noncontrolling interest is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet. (See Note 12.)
The goodwill reflects the operating synergies and increased regional flexibility expected from controlling the operations of Discovery Japan and is included in the International Networks segment. The goodwill recorded as part of this acquisition is not amortizable for tax purposes. Intangible assets are primarily distribution customer relationships.
Other
In 2013 the Company acquired several other unrelated businesses for total consideration of $88 million, net of cash acquired. The Company recorded $67 million and $24 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included a television station in Sweden and an education business in the U.K. The goodwill reflects the synergies and market expansion expected from combining the operations of these acquisitions with the Company.
In 2012 the Company acquired businesses for total consideration of $173 million, net of cash acquired, including $15 million paid during the year ended December 31, 2013, and contingent consideration up to $9 million if certain performance targets are achieved by 2014. The Company recorded $108 million and $70 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included Switchover Media, a group of five Italian television channels with children's and entertainment programming, a digital media company in the U.S., a television station in Dubai, and certain affiliate agreements in Latin America.
In 2011 the Company acquired businesses for total consideration of $26 million, net of cash acquired. The Company recorded $14 million of goodwill in connection with these acquisitions. The acquisitions included a non-fiction entertainment production company in the U.K. and a Latin American cable channel to increase distribution of TLC content.
Pro Forma Financial Information
The following table (in millions) presents the unaudited pro forma results of the Company as though all of the business combinations discussed above had been made on January 1, 2012. These pro forma results do not necessarily represent what would have occurred if all the business combinations had taken place on January 1, 2012, nor do they represent the results that may occur in the future. These pro forma amounts include historical financial statement amounts with the following adjustments: the Company converted historical financial statements to GAAP and applied the Company's accounting policies; the Company adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2012; the Company removed the gain of $92 million recognized upon the consolidation of Discovery Japan and losses of $56 million for derivative instruments associated with the purchase of SBS Nordic from 2013 and reclassified them to 2012; the Company adjusted transaction costs of $3 million incurred in 2013 and reclassified them to 2012; and lastly, the Company included adjustments for income taxes associated with these pro forma adjustments. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pro forma
	Year Ended December 31,
	2013	2012
Revenues	$5,755	$5,315
Income from continuing operations, net of taxes	$1,080	$992
Consolidation of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the business combinations as reported within the consolidated financial statements for the year ended December 31, 2013 (in millions). Amounts during the prior years are immaterial.

Year Ended December 31, 2013
Revenue	$666
Income from continuing operations, net of income taxes	$—
Eurosport
On January 21, 2014, the Company entered into an agreement with TF1 to acquire a controlling interest in Eurosport International ("Eurosport"), a leading pan-European sports media platform, by increasing Discovery’s ownership stake from 20% to 51% for cash of approximately €253 million ($343 million) subject to working capital adjustments. Due to regulatory constraints the acquisition initially excludes Eurosport France, a subsidiary of Eurosport. The Company will retain a 20% equity interest in Eurosport France and a commitment to acquire another 31% ownership interest beginning 2015, contingent upon resolution of all regulatory matters. The flagship Eurosport network focuses on regionally popular sports such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast), Eurosport Asia-Pacific, and Eurosportnews. The acquisition is intended to increase the growth of Eurosport and enhance the Company's pay television offerings in Europe. TF1 will have the right to put the entirety of its remaining 49% non-controlling interest to the Company for approximately two and a half years after completion of this acquisition. The put has a floor value equal to the fair value at the acquisition date if exercised during a 90 day period beginning July 1, 2015, and is subsequently priced at fair value if exercised during a 90 day period beginning on July 1, 2016. We expect the acquisition to close in the second quarter of 2014 subject to obtaining necessary regulatory approvals.
Dispositions
Petfinder
On July 15, 2013, the Company sold the domain name and business operations of the Petfinder.com website ("Petfinder"). The sale of Petfinder resulted in a $19 million pretax gain which has been reflected in gain on disposition in the consolidated statements of operations.
Postproduction Audio Business
On September 17, 2012, the Company sold its postproduction audio business, CSS Studios, LLC. The results of which have been reflected in loss from discontinued operations, net of taxes, in the consolidated statements of operations. The postproduction audio business was an operating segment combined with Education as a reportable segment.
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
NOTE 4. VARIABLE INTEREST ENTITIES
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. In certain instances, an investment may qualify as a VIE. (See Note 2.) As of

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which operate pay television networks in the U.S.
The Company accounted for its interests in VIEs using the equity method, as the Company is not the primary beneficiary. The aggregate carrying values of these equity method investments were $789 million and $825 million as of December 31, 2013 and 2012, respectively. The Company recognized its portion of net income and losses generated by VIEs of $10 million in income and $92 million and $33 million in losses for 2013, 2012 and 2011, respectively, in income (loss) from equity investees, net on the consolidated statements of operations.
As of December 31, 2013, the Company’s estimated risk of loss for investment carrying values, unfunded contractual commitments and guarantees made on behalf of VIEs was approximately $833 million. The estimated risk of loss excludes the Company’s non-contractual future funding of OWN and its operating performance guarantee for Hub Television Networks LLC, which are discussed below.
Hub Television Networks LLC
Hub Television Networks LLC operates The Hub Network, which is a pay television network that provides children’s and family entertainment and educational programming. The Company is obligated to provide The Hub Network with funding up to $15 million; the Company has not provided funding as of December 31, 2013. The Company also provides services such as distribution, sales and administrative support for a fee. (See Note 20.)
Based upon the level of equity investment at risk, The Hub Network is a VIE. Discovery and its partner, Hasbro Inc. (“Hasbro”), share equally in voting control and jointly consent to decisions about programming and marketing strategy and thereby direct the activities of The Hub Network that most significantly impact its economic performance. Neither has special governance rights, and both are equally represented on the board of The Hub Network. The partners also share equally in the profits, losses and funding of The Hub Network. The Company has determined that it is not the primary beneficiary of The Hub Network. Accordingly, the Company accounts for its investment in The Hub Network using the equity method.
Through December 31, 2015, the Company has guaranteed the performance of The Hub Network and is required to compensate Hasbro to the extent that distribution metrics decline versus levels historically achieved by the Discovery Kids channel. This guarantee extends on a declining basis through the period of guarantee. Upon inception of The Hub Network on May 22, 2009, the maximum amount potentially due under this guarantee was $300 million. As of December 31, 2013, the maximum amount potentially due under this guarantee was less than $55 million. The maximum exposure to loss is expected to decline to zero during 2014. As The Hub Network’s distribution is obtained under long-term contracts with stable subscriber levels, the Company believes the likelihood is remote that the guaranteed performance levels will not be achieved and, therefore, believes the performance guarantee is unlikely to have an adverse impact on the Company.
The carrying value of the Company’s investment in The Hub Network was $312 million and $322 million as of December 31, 2013 and 2012, respectively. The value of the investment may decline if future results vary negatively from the current long range plan. The Company continues to monitor the valuation of its investment in accordance with GAAP, which requires an impairment charge when there is an other-than-temporary decline in the investment’s value. No impairment was recorded in 2013.
OWN LLC
OWN LLC operates OWN, which is a pay television network and website that provides adult lifestyle content focused on self-discovery, self-improvement and entertainment. Based on the level of equity investment at risk, OWN is a VIE. While the Company and Harpo, Inc. ("Harpo") are partners who share equally in voting control, power is not shared because Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel that significantly impact OWN’s economic performance. Accordingly, the Company has determined that it is not the primary beneficiary of OWN and accounts for its investment in OWN using the equity method.
In connection with the launch of OWN on January 1, 2011, the Company contributed the domestic Discovery Health network to the venture. The contribution did not impact the Company’s ownership interest, voting control or governance rights related to OWN. Subsequent to the contribution, the Company no longer consolidates the domestic Discovery Health network, which was a component of its U.S. Networks segment. However, the Company provides OWN funding, content licenses and services such as distribution, sales and administrative support for a fee. (See Note 20.)
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discovery Health network to OWN was determined utilizing customary valuation methodologies including discounted cash flow valuation models. The underlying assumptions, such as future cash flows, weighted average costs of capital and long-term growth rates were generally not observable in the marketplace and therefore involved significant judgment.
The Company’s combined advances to and note receivable from OWN, including accrued interest, were $483 million and $482 million as of December 31, 2013 and 2012, respectively. During 2013, the Company received net payments of $34 million from OWN and accrued interest earned on the note receivable of $35 million. During 2012, the Company provided OWN with funding of $136 million and accrued interest on the note receivable of $29 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company may provide additional funding to OWN, if necessary, and expects to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo. OWN began repaying amounts owed to the Company during 2013.
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
The carrying value of the Company’s investment in OWN of $449 million and $469 million as of December 31, 2013 and 2012, respectively, includes a note receivable balance and accumulated investment losses. The early results of OWN’s operations were below its initial business plan, and while recent operating results have improved, there is a possibility that the results of OWN’s future operations will fall below the revised business plan. The Company continues to monitor the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. No impairment of the investment balance was recorded during 2013.
Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount every two and a half years commencing January 1, 2016. The maximum put amount ranges from $100 million on the first put exercise date up to $400 million on the fourth put exercise date. The Company has recorded no amounts for the put right.
NOTE 5. INVESTMENTS
The Company’s investments consisted of the following (in millions).

		December 31,
	Balance Sheet Location	2013	2012
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$129	$96
Available-for-sale securities:
Common stock	Other noncurrent assets	4	—
Money market mutual funds	Cash and cash equivalents	—	475
Equity method investments	Equity method investments	1,087	1,095
Cost method investments	Other noncurrent assets	34	34
Total investments		$1,254	$1,700
Trading Securities
Trading securities include investments in mutual funds held in a separate trust, which are owned as part of the Company’s supplemental retirement plan. (See Note 15.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Method Investments
On December 21, 2012, the Company acquired 20% equity ownership interests in Eurosport and in a portfolio of French pay television networks from TF1 for $264 million, including transaction costs. On January 21, 2014, the Company entered into an agreement to purchase a controlling interest in Eurosport. (See Note 3 and Note 6.)
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		December 31, 2013
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$129	$—	$—	$129
Available-for-sale securities:
Common stock	Other noncurrent assets	4	—	—	4
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	4	—	4
Foreign exchange	Other noncurrent assets	—	9	—	9
Total assets		$133	$13	$—	$146
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$129	$—	$—	$129
Derivatives:
Foreign exchange	Accrued expenses and other current liabilities	—	1	—	1
TF1 put right	Other noncurrent liabilities	—	—	20	20
Total liabilities		$129	$1	$20	$150

		December 31, 2012
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$96	$—	$—	$96
Available-for-sale securities:
Money market mutual funds	Cash and cash equivalents	475	—	—	475
Total assets		$571	$—	$—	$571
Liabilities:
Deferred compensation plan	Accrued expenses and other current liabilities	$96	$—	$—	$96
Derivatives:
Foreign exchange	Accrued expenses and other current liabilities	—	2	—	2
Total liabilities		$96	$2	$—	$98
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
Available-for-sale securities represent equity investments or investments in highly liquid instruments with original maturities of 90 days or less. The fair value of Level 1 available-for-sale securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs.
Derivative financial instruments are comprised of foreign exchange contracts used by the Company to modify its exposure to market risks from foreign exchange rates. The fair value of Level 2 derivative financial instruments was determined using a market-based approach.
TF1 has the conditional right to require the Company to purchase its remaining shares in Eurosport at various dates should Discovery complete its planned acquisition of a controlling interest in Eurosport. Written puts that do not qualify for equity classification are reported at fair value and subsequently marked to fair value through earnings regardless of associated contingencies. The fair value measurement of the TF1 put was determined through the use of a Monte Carlo simulation model. The Monte Carlo model simulates the various sources of uncertainty impacting the value of a financial instrument and uses those

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

simulations to develop an estimated fair value for the instrument. The valuation methodology for the TF1 put is based on unobservable estimates and judgments, and therefore represents a Level 3 fair value measurement. At December 31, 2013 and 2012, the estimated fair value of the TF1 put was $20 million and $14 million, respectively. There were no changes to the valuation methodology used to estimate the fair value of the TF1 put at December 31, 2013, except for changes in the remaining term assumption due to Discovery's November 21, 2013 announcement of discussions with TF1 to accelerate Discovery's acquisition of a controlling interest in Eurosport. (See Note 3.)
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable and debt. The carrying values for each approximated their fair values other than debt. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $6.6 billion and $5.9 billion as of December 31, 2013 and 2012, respectively.
NOTE 7. CONTENT RIGHTS
The following table presents a summary of the components of content rights (in millions).

	December 31,
	2013	2012
Produced content rights:
Completed	$3,566	$2,724
In-production	334	308
Coproduced content rights:
Completed	637	566
In-production	84	76
Licensed content rights:
Acquired	880	483
Prepaid	48	17
Content rights, at cost	5,549	4,174
Accumulated amortization	(3,389)	(2,497)
Total content rights, net	2,160	1,677
Current portion	(277)	(122)
Noncurrent portion	$1,883	$1,555
Content expense, which consists of content amortization, impairments and other production charges, is included in costs of revenues on the consolidated statements of operations. Content expense was $1,290 million, $940 million and $912 million for 2013, 2012 and 2011, respectively. Content impairments were $33 million, $33 million and $62 million for 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company estimates that approximately 94% of unamortized costs of content rights, excluding content in-production and prepaid licenses, will be amortized within the next three years. As of December 31, 2013, the Company will amortize $879 million of the above unamortized content rights, excluding content in-production and prepaid licenses, during the next twelve months. Licensed content increased following the acquisition of SBS Nordic. (See Note 3.)
NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in millions).

	December 31,
	2013	2012
Land, buildings and leasehold improvements	$318	$293
Broadcast equipment	556	429
Capitalized software costs	222	196
Office equipment, furniture, fixtures and other	301	253
Property and equipment, at cost	1,397	1,171
Accumulated depreciation	(883)	(783)
Property and equipment, net	$514	$388

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment includes assets acquired under capital lease arrangements, primarily satellite transponders classified as broadcast equipment, with gross carrying values of $238 million and $170 million as of December 31, 2013 and 2012, respectively. The related accumulated amortization for capital lease assets was $98 million and $73 million as of December 31, 2013 and 2012, respectively.
The net book value of capitalized software costs was $48 million and $32 million as of December 31, 2013 and 2012, respectively.
Depreciation expense for property and equipment, including amortization of capitalized software costs and capital lease assets, totaled $111 million, $88 million and $86 million for 2013, 2012 and 2011, respectively.
In addition to the capitalized property and equipment included in the above table, the Company rents certain facilities and equipment under operating lease arrangements. Rental expense for operating leases totaled $94 million, $60 million and $70 million for 2013, 2012 and 2011, respectively.
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill, by reportable segment, were as follows (in millions).

	U.S. Networks	International Networks	Education	Total
December 31, 2011	$4,979	$1,293	$19	$6,291
Acquisitions (See Note 3.)	19	87	—	106
Foreign currency translation	—	2	—	2
December 31, 2012	4,998	1,382	19	6,399
Acquisitions (See Note 3.)	—	924	25	949
Dispositions	(9)	—	—	(9)
Foreign currency translation	—	1	1	2
December 31, 2013	$4,989	$2,307	$45	$7,341
The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million at December 31, 2013 and 2012.
Intangible Assets
Finite-lived intangible assets consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	December 31, 2013			December 31, 2012
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Trademarks	9	$432	$(58)	$374	$40	$(24)	$16
Customer relationships	16	1,189	(262)	927	516	(138)	378
Other	13	112	(12)	100	56	(3)	53
Total		$1,733	$(332)	$1,401	$612	$(165)	$447

Indefinite-lived intangible assets not subject to amortization (in millions):

	December 31,
	2013	2012
Intangible assets not subject to amortization:
Trademarks	$164	$164

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2013, intangible assets, net increased $954 million primarily due to the recognition of $1.1 billion of finite-lived intangible assets in connection with business acquisitions (see Note 3), partially offset by amortization expense. Amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives, often using the straight-line method. Amortization expense, excluding impairments, related to finite-lived intangible assets was $165 million, $29 million and $31 million for 2013, 2012 and 2011, respectively.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2014	2015	2016	2017	2018	Thereafter
Amortization expense	$166	$150	$150	$141	$131	$663
The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions, impairments or changes in estimated useful lives.
Impairment Analysis
During the fourth quarter of 2013, the Company completed its annual impairment review of goodwill. Due to the period of time elapsed since the last quantitative impairment test in 2010, the Company elected to proceed to the first step of the quantitative goodwill impairment test for all reporting units. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The fair values of the reporting units were determined using DCF and market-based valuation models. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Both the DCF and market-based models resulted in substantially similar fair values. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit.
During 2012 the Company performed a qualitative goodwill impairment assessment for all goodwill reporting units, and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values. Therefore no goodwill impairment was recorded during 2012.
During 2011 the Company performed a qualitative goodwill impairment assessment and determined that it was more likely than not that the fair value of its reporting units exceeded their carrying values, except for the commerce reporting unit, now a component of the U.S. Networks reporting unit. Due to changes in the long-term projections for the commerce reporting unit, the Company performed a quantitative goodwill impairment test and upon completion concluded that all $20 million in goodwill of the commerce reporting unit was impaired. Impairment charges are recorded in restructuring and impairment charges on the consolidated statements of operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. DEBT
The table below presents the components of outstanding debt (in millions).

	December 31,
	2013	2012
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
3.30% Senior Notes, semi-annual interest, due May 2022	500	500
3.25% Senior Notes, semi-annual interest, due April 2023	350	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	500
4.875% Senior Notes, semi-annual interest, due April 2043	850	—
Capital lease obligations	165	110
Total debt	6,515	5,260
Unamortized discount	(16)	(17)
Debt, net	6,499	5,243
Current portion of debt	(17)	(31)
Noncurrent portion of debt	$6,482	$5,212
Senior Notes
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
On May 17, 2012, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued $1.0 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.30% Senior Notes due May 15, 2022 and $500 million aggregate principal amount of 4.95% Senior Notes due May 15, 2042 (the "2022 and 2042 Notes"). The proceeds received by DCL from the offering were net of an $8 million issuance discount and $9 million of deferred financing costs. Interest on the 2022 and 2042 Notes is payable on May 15 and November 15 of each year.
As of December 31, 2013, all senior notes outstanding are unsecured and rank equally in right of payment and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery. DCL has the option to redeem some or all of the senior notes at any time prior to their maturity by paying a make-whole premium plus accrued and unpaid interest, if any, through the date of repurchase. The outstanding senior notes contain certain nonfinancial covenants, events of default and other customary provisions. The Company was in compliance with all covenants and customary provisions and there were no events of default as of December 31, 2013.
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
Under the revolving credit facility, outstanding balances will bear interest at one of the following rates as elected by DCL. Each LIBOR loan will bear interest at the applicable LIBOR rate based on the term selected by DCL, plus a margin ranging from 77.5 basis points to 145 basis points based on DCL’s credit rating. Each Base Rate loan will bear interest at the Base Rate plus a margin ranging from zero basis points to 45 basis points based on DCL’s credit rating. The Base Rate is the highest of (i) the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal funds rate as published by the Federal Reserve Bank of New York plus 50 basis points, (ii) Bank of America’s prime rate as publicly announced, and (iii) the one month Eurocurrency rate plus 100 basis points.
DCL is required to pay a facility fee, which ranges from 10 basis points to 30 basis points, based on DCL’s credit rating, multiplied by the actual daily amount of the lenders' aggregate commitments under the senior credit facility, regardless of usage. The facility fee is payable quarterly in arrears. DCL will also pay a letter of credit fee equal to the applicable margin for Eurocurrency rate loans multiplied by the dollar equivalent of the daily amount available to be drawn under such letter of credit. DCL may optionally prepay the loans or irrevocably reduce or terminate the unutilized portion of the commitments under the revolving credit facility, without premium or penalty at any time by the delivery of a notice to that effect as provided under the credit agreement.
There were no amounts drawn under the revolving credit facility as of December 31, 2013 and 2012.
The revolving credit facility contains affirmative and negative covenants, including an interest coverage ratio and leverage ratio, events of default and other customary provisions. The Company was in compliance with all covenants and there were no events of default as of December 31, 2013 and 2012.
Debt Repayment Schedule
The following table presents a summary of scheduled and estimated debt payments, excluding capital lease obligations, for the succeeding five years based on the amount of debt outstanding as of December 31, 2013 (in millions).

	2014	2015	2016	2017	2018	Thereafter
Long-term debt payments	$—	$850	$—	$—	$—	$5,500
Scheduled payments for capital lease obligations outstanding as of December 31, 2013 are disclosed in Note 21.
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS
The Company may use derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
During 2013 and 2012, the Company entered into foreign exchange contracts in connection with the planned acquisition of SBS Nordic. (See Note 3.) These derivatives, which economically hedged the Company's exposure to fluctuations in certain foreign currency exchange rates, did not qualify for hedge accounting and realized and unrealized losses resulting thereon were reflected in the consolidated statements of operations. There were no unsettled foreign exchange contracts held by the Company in connection with potential business combinations as of December 31, 2013. The Company also acquired foreign currency forward contracts in its business combinations that did not qualify for hedge accounting. Gains and losses on these foreign currency forward contracts are reflected in other income (expense), net on the consolidated statements of operations.
During 2013, the Company designated foreign currency forward contracts used to hedge anticipated distribution revenue as cash flow hedges. Gains and losses on the effective portion of designated cash flow hedges are initially recorded in accumulated other comprehensive income on the consolidated balance sheet and reclassified to the statement of operations when the hedged item is recognized. The Company also entered into interest rate contracts during 2012 to hedge the pricing for certain senior notes. (See Note 10.) These derivatives qualified for hedge accounting, and gains and losses from changes in fair value were recorded as a component of other comprehensive (loss) income and will be amortized into income over the life of the notes. There were no unsettled interest rate contracts held by the Company as of December 31, 2013 and 2012.
TF1 has the conditional right to require the Company to purchase its remaining shares in Eurosport. Written puts that do not qualify for equity classification are reported at fair value and subsequently marked to fair value through earnings regardless of associated contingencies. (See Note 6.)
The Company records all unsettled derivative contracts on the consolidated balance sheet at fair value (see Note 6); derivatives in an asset position are classified as assets, and derivatives in a liability position are classified as liabilities. The Company's master netting agreements allow the Company to settle derivative contracts denominated in the same currency with a single counterparty on the same day on a net basis. There were no amounts eligible to be offset under master netting agreements as of December 31, 2013 and 2012.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the notional amount and fair value of the Company's derivative positions as of December 31, 2013 and 2012 (in millions).

		December 31, 2013		December 31, 2012
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$16	$4	$—	$—
Foreign exchange	Other noncurrent assets	$36	$9	$—	$—
Derivatives not designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$—	$—	$661	$—
Foreign exchange	Accrued liabilities	$4	$1	$56	$2
Foreign exchange	Other noncurrent liabilities	$3	$—	$—	$—
TF1 put right	Other noncurrent liabilities	$574	$20	$—	$—
The following table presents the pre-tax impact of derivative instruments on income and other comprehensive (loss) income (in millions).

			Year Ended December 31,
	Type of change	Income and Other Comprehensive Income Location	2013	2012	2011
Derivatives designated as hedges:
Foreign exchange contracts	Unrealized gains	Comprehensive (loss) income	$10	$—	$—
Interest rate contracts	Realized losses	Comprehensive (loss) income	$—	$(2)	$—
Foreign exchange contracts	Reclassification of gains	Selling, general and administrative expense	$(1)	$—	$—
Derivatives not designated as hedges:
Foreign exchange contracts	Realized losses	Other income (expense), net	$(56)	$(2)	$(1)
TF1 put right	Unrealized losses	Other income (expense), net	$(6)	$—	$—
NOTE 12. REDEEMABLE NONCONTROLLING INTERESTS
In connection with the acquisition of Discovery Japan on January 10, 2013, the Company recognized $35 million for the fair value of J:COM's noncontrolling interest. (See Note 3.) The terms of the agreement provide J:COM with a right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. For the first four years, the redemption value is the January 10, 2013 fair value denominated in Japanese yen; thereafter, the redemption value is the greater of the then current fair value or the January 10, 2013 fair value denominated in Japanese yen.
In connection with the acquisition of SBS Nordic on April 9, 2013, the Company recognized an additional $6 million for the fair value of a noncontrolling interest in one of its Danish subsidiaries. The noncontrolling interest holder has a conditional right from November 20, 2014 through May 31, 2015 to put its 20% ownership interest to SBS. The redemption value is denominated in Danish kroner. (See Note 3.)
Because exercise of these put rights is outside the Company's control, the 20% noncontrolling interest in each entity is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet. Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items or the redemption values remeasured at the period end foreign exchange rates (i.e. the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive (loss) income; however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings and as an adjustment to income from continuing operations available to Discovery Communications, Inc. stockholders in the calculation of earnings per share. (See Note 18.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

Redeemable Noncontrolling Interests
Balance, December, 31 2012	$—
Initial fair value of redeemable noncontrolling interests of acquired businesses	41
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	1
Other comprehensive loss attributable to redeemable noncontrolling interests	(3)
Currency translation on redemption values	(5)
Retained earnings adjustments:
Adjustments to redemption value	2
Balance, December 31, 2013	$36
NOTE 13. EQUITY
Common Stock
The Company has three series of common stock authorized, issued and outstanding as of December 31, 2013: Series A common stock, Series B common stock and Series C common stock. Holders of these three series of common stock have equal rights, powers and privileges, except as otherwise noted. Holders of Series A common stock are entitled to one vote per share and holders of Series B common stock are entitled to ten votes per share on all matters voted on by stockholders, except for directors to be elected by holders of the Company’s Series A convertible preferred stock. Holders of Series C common stock are not entitled to any voting rights, except as required by Delaware law. Generally, holders of Series A common stock and Series B common stock and Series A convertible preferred stock vote as one class, except for certain preferential rights afforded to holders of Series A convertible preferred stock.
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
Discovery’s Board of Directors includes John C. Malone. On February 13, 2013, Dr. Malone entered into an agreement granting David Zaslav, the Company’s President and Chief Executive Officer, certain voting and purchase rights with respect to the approximately 5.9 million shares of the Company’s Series B common stock owned by Dr. Malone. The agreement gives Mr. Zaslav the right to vote the Series B shares if Dr. Malone is not otherwise voting or directing the vote of those shares. The agreement also provides that if Dr. Malone proposes to sell the Series B shares, Mr. Zaslav will have the first right to negotiate for the purchase of the shares. If that negotiation is not successful and Dr. Malone proposed to sell the Series B shares to a third party, Mr. Zaslav will have the exclusive right to match that offer. The rights granted under the agreement will remain in effect for as long as Mr. Zaslav is either employed as a principal executive officer of the Company or serving on its board of directors.
Preferred Stock
The Company has two series of preferred stock authorized, issued and outstanding as of December 31, 2013: Series A convertible preferred stock and Series C convertible preferred stock. In addition to the 150 million shares authorized for Series A and Series C convertible preferred stock (75 million for each series) that is disclosed on the consolidated balance sheets, the Company has authorized 50 million shares of preferred stock that are undesignated and issuable in accordance with the provisions

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Company’s charter. In connection with the formation of Discovery, the Company issued shares of both its Series A convertible preferred stock and Series C convertible preferred stock to Advance/Newhouse Programming Partnership ("Advance/Newhouse"). As of December 31, 2013, all outstanding shares of Series A and Series C convertible preferred stock are held by Advance/Newhouse.
Holders of Series A and Series C convertible preferred stock have equal rights, powers and privileges, except as otherwise noted. Except for the election of common stock directors, the holders of Series A convertible preferred stock are entitled to vote on matters to which holders of Series A and Series B common stock are entitled to vote and holders of Series C convertible preferred stock are entitled to vote on matters to which holders of Series C common stock are entitled to vote pursuant to Delaware law. Series A convertible preferred stockholders vote on an as converted to common stock basis together with the Series A and Series B common stockholders as a single class on all matters except the election of directors. Additionally, through its ownership of the Series A and Series C convertible preferred stock, Advance/Newhouse has special voting rights on certain matters and the right to elect three directors. Holders of the Company’s common stock are not entitled to vote in the election of such directors. Advance/Newhouse retains these rights so long as it or its permitted transferees own or have the right to vote such shares that equal at least 80% of the shares of Series A convertible preferred stock issued to Advance/Newhouse in connection with the formation of Discovery plus any Series A convertible preferred stock released from escrow, as may be adjusted for certain capital transactions (the “Base Amount”).
Subject to the prior preferences and other rights of any senior stock, holders of Series A and Series C convertible preferred stock will participate equally with common stockholders on an as converted basis to common stock basis in any cash dividends declared by the Board of Directors.
Each share of Series A and Series C convertible preferred stock is convertible, at the option of the holder, into one share of Series A or Series C common stock, respectively, subject to anti-dilution adjustments. Generally, each share of Series A and Series C convertible preferred stock will automatically convert into the applicable series of common stock if such shares are transferred from Advance/Newhouse to a third party and such transfer is not a permitted transfer. On December 28, 2012, Advance/Newhouse completed the transfer of 8.4 million shares of their Series C convertible preferred stock to a third party, which, pursuant to provisions in the Company's articles of incorporation, automatically converted into an equal number of shares of Series C common stock. Upon conversion, Discovery derecognized the preferred stock based on its carrying value and allocated that amount to common stock. Advance/Newhouse converted an additional 550 thousand shares of Series C convertible preferred stock on April 5, 2013. No gain or loss was recorded on either conversion. Additionally, all of the outstanding Series A and Series C convertible preferred stock will automatically convert into the applicable series of common stock at such time as the number of outstanding shares of Series A convertible preferred stock is less than 80% of the Base Amount. The Base Amount is the 70 million shares of Series A and Series C Preferred Stock initially issued to Advance/Newhouse, plus any shares released from escrow as of the date the Base Amount is calculated.
The Company and Advance/Newhouse are parties to an escrow agreement that entitles Advance/Newhouse to additional shares of Series A or Series C convertible preferred stock in the event the Company issues common stock to settle the exercise of certain stock options and stock appreciation rights associated with the formation of Discovery on September 17, 2008. The Company initially placed approximately 1.6 million shares of Series A and Series C convertible preferred stock (approximately 0.8 million for each series) into an escrow account pursuant to this agreement. The Company records a noncash stock dividend when the additional shares of preferred stock become due to Advance/Newhouse. The dividend recorded for each preferred share due to Advance/Newhouse is measured at the fair value of the Series A or Series C convertible preferred stock on September 17, 2008, which is the date Discovery was formed and entered into the obligation to contingently issue additional preferred shares to Advance/Newhouse. There were no noncash stock dividends declared or preferred stock released from escrow during 2013, 2012 and 2011.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of December 31, 2013, the total authorization under the stock repurchase program was $4.0 billion and the Company had remaining authorization of $470 million for future repurchases under the stock repurchase program, which will expire on December 11, 2014. On February 3, 2014, the Company's Board of Directors approved an additional $1.5 billion under the stock repurchase program, which will expire on February 3, 2016.
Repurchased stock is recorded in treasury stock on the consolidated balance sheet. All repurchases during 2013, 2012 and 2011 were made through open market transactions and were funded using cash on hand. As of December 31, 2013, the Company had repurchased over the life of the program 2.8 million and 70.0 million shares of Series A and Series C common stock for the aggregate purchase price of $171 million and $3.4 billion, respectively.
The table below presents a summary of stock repurchases (in millions) under the stock repurchase program.

	Year Ended December 31,
	2013	2012	2011
Series A Common Stock:
Shares repurchased	0.8	2.0	—
Purchase price	$62	$109	$—
Series C Common Stock:
Shares repurchased	13.3	26.5	27.2
Purchase price	$987	$1,271	$997
Total shares repurchased	14.1	28.5	27.2
Total purchase price	$1,049	$1,380	$997
Other Comprehensive (Loss) Income
The table below presents the tax effects related to each component of other comprehensive (loss) income and reclassifications made into the consolidated statements of operations (in millions).

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments:
Unrealized gains	$16	$(21)	$(5)	$21	$7	$28	$15	$(5)	$10
Reclassifications to other income (expense), net	(9)	3	(6)	—	—	—	—	—	—
Derivative and market value adjustments:
Unrealized gains/(losses)	13	(4)	9	(2)	1	(1)	—	—	—
Reclassifications to selling, general and administrative expense	(1)	—	(1)	—	—	—	—	—	—
Other comprehensive (loss) income	$19	$(22)	$(3)	$19	$8	$27	$15	$(5)	$10

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income
The table below presents the changes in the components of accumulated other comprehensive income, net of taxes (in millions). There were no reclassifications from accumulated other comprehensive income in 2012 and 2011.

	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income
December 31, 2010	$(39)	$6	$(33)
Other comprehensive income	10	—	10
December 31, 2011	(29)	6	(23)
Other comprehensive income (loss)	28	(1)	27
December 31, 2012	(1)	5	4
Other comprehensive (loss) income from unrealized (losses) gains	(5)	9	4
Reclassifications from accumulated other comprehensive income to net income	(6)	(1)	(7)
Other comprehensive (loss) income	(11)	8	(3)
Other comprehensive loss (income) attributable to redeemable noncontrolling interests	4	(1)	3
December 31, 2013	$(8)	$12	$4

NOTE 14. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which unit awards, SARs, stock options, PRSUs and RSUs have been issued. As of December 31, 2013, the Company has reserved a total of 33 million shares of its Series A and Series C common stock for future exercises of outstanding and future grants of stock options and future vesting of outstanding and future grants of PRSUs and RSUs. Upon exercise of stock options or vesting of PRSUs and RSUs, the Company issues new shares from its existing authorized but unissued shares. There were 23 million shares of common stock available in reserves that were available for future grant under the incentive plans as of December 31, 2013.
Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Year Ended December 31,
	2013	2012	2011
SARs	$63	$21	$1
Unit awards	60	68	39
PRSUs and RSUs	41	36	23
Stock options	25	29	36
ESPP	1	—	—
Total equity-based compensation expense	$190	$154	$99
Tax benefit recognized	$51	$45	$35
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. As of December 31, 2013 and 2012, the Company recorded total liabilities for cash-settled awards of $138 million and $80 million, respectively. The current portion of the liability for cash-settled awards was $85 million and $55 million as of December 31, 2013 and 2012, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Award Activity
SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	1.8	$41.13
Granted	1.9	$65.30
Settled	(0.5)	$41.25		$11
Outstanding as of December 31, 2013	3.2	$55.20	1.4	$113
Vested and expected to vest as of December 31, 2013	3.2	$55.19	1.4	$113
The fair value of outstanding SARs is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of outstanding SARs were as follows.

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.45%	0.29%	0.75%
Expected term (years)	1.4	1.6	4.1
Expected volatility	22.77%	26.31%	37.53%
Dividend yield	—	—	—
SARs entitle the holder to receive a cash payment for the amount by which the price of the Company’s Series A common stock exceeds the base price established on the grant date. SARs are granted with a base price equal to or greater than the closing market price of the Company’s Series A common stock on the date of grant.
As of December 31, 2013, the weighted-average fair value of SARs outstanding was $35.02 per award. The Company made cash payments of $11 million during 2013, and $1 million during 2012 and 2011 to settle exercised SARs. As of December 31, 2013, there was $38 million of unrecognized compensation cost, net of estimated forfeitures, related to SARs, which is expected to be recognized over a weighted-average period of 1.3 years.
Unit Awards
The table below presents unit award activity (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	3.1	$34.78
Settled	(1.5)	$30.78		$53
Outstanding as of December 31, 2013	1.6	$38.46	0.4	$81
Vested and expected to vest as of December 31, 2013	1.6	$38.46	0.4	$81
Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. The vesting price is the average closing price of the Company’s Series A common stock over the 10 trading days immediately preceding and including the vesting date and the 10 trading days immediately subsequent to the vesting date. The grant price is based on the average closing price of the Company’s Series A common stock over the 10 trading days immediately preceding and including the grant date and the 10 trading days immediately following the grant date. Unit awards vest ratably over four years from the grant date based on continuous service and are generally settled within sixty days of vesting. Unit awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company made cash payments totaling $53 million, $44 million and $125 million during 2013, 2012 and 2011, respectively, to settle vested unit awards. As of December 31, 2013, there was $17

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million of unrecognized compensation cost related to unit awards, which is expected to be recognized over a weighted-average period of 1.0 year. Of the 1.6 million unit awards unvested as of December 31, 2013, 1.0 million and 0.6 million are scheduled to vest during 2014 and 2015, respectively.
The fair value of outstanding unit awards is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of outstanding unit awards were as follows.

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.16%	0.18%	0.19%
Expected term (years)	0.4	0.7	1.0
Expected volatility	21.13%	25.46%	32.84%
Dividend yield	—	—	—
The weighted-average fair value of unit awards outstanding was $49.56 and $28.49 as of December 31, 2013 and 2012, respectively.
PRSUs and RSUs
The table below presents PRSU and RSU activity (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2012	2.9	$39.66
Granted	0.3	$75.08
Converted	(0.7)	$33.77		$48
Forfeited	(0.1)	$53.86
Outstanding as of December 31, 2013	2.4	$46.00	1.0	$220
Vested and expected to vest as of December 31, 2013	2.3	$45.54	1.0	$211
The Company has granted PRSUs to certain senior level executives. PRSUs represent the contingent right to receive shares of the Company’s Series A common stock, substantially all of which vest over three to four years based on continuous service and whether the Company achieves certain operating performance targets. The performance targets for substantially all PRSUs are cumulative measures of the Company’s adjusted operating income before depreciation and amortization (as defined in Note 22), free cash flows and revenues over a three year period. The number of PRSUs that vest principally range from 0% to 100% based on a sliding scale where achieving or exceeding the performance target will result in 100% of the PRSUs vesting and achieving less than 80% of the target will result in no portion of the PRSUs vesting. Additionally, for certain PRSUs the Company’s Compensation Committee has discretion in determining the final amount of units that vest, but may not increase the amount of any PRSU award above 100%. Upon vesting, each PRSU becomes convertible into a share of the Company’s Series A common stock on a one-for-one basis. Holders of PRSUs would not receive payments or accruals of dividends or dividend equivalents in the event the Company was to pay regular cash dividends until such PRSUs are converted into shares of the Company’s common stock.
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
As of December 31, 2013, there were approximately 1.6 million outstanding PRSUs with a weighted-average grant price of $43.12. As of December 31, 2013, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $20

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, which is expected to be recognized over a weighted-average period of 8 months based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.
RSUs vest ratably each year over periods of one to four years based on continuous service. As of December 31, 2013, there were approximately 1 million outstanding RSUs with a weighted-average grant price of $52.15. As of December 31, 2013, there was $22 million of unrecognized compensation cost, net of expected forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.
Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	9.0	$28.53
Granted	1.0	$75.25
Exercised	(2.2)	$21.18		$130
Forfeited	(0.2)	$52.91
Outstanding as of December 31, 2013	7.6	$36.47	4.6	$410
Vested and expected to vest as of December 31, 2013	7.4	$35.86	4.6	$403
Exercisable as of December 31, 2013	4.7	$26.08	4.3	$304
Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s Series A common stock on the date of grant. Substantially all stock options vest ratably over three to four years from the grant date based on continuous service and expire three to ten years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company received cash payments from the exercise of stock options totaling $46 million, $80 million and $60 million during 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $35 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.7 years.
The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2013, 2012 and 2011 were as follows.

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.79%	1.02%	1.53%
Expected term (years)	5.0	5.0	5.0
Expected volatility	35.97%	38.33%	40.17%
Dividend yield	—	—	—
The weighted-average grant date fair value of options granted during 2013, 2012 and 2011 was $24.46, $16.94 and $14.32, respectively, per option. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $130 million, $148 million and $99 million, respectively.
Employee Stock Purchase Plan
On May 17, 2011, the Company’s stockholders approved the DESPP, which enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. Unless otherwise determined by the Company’s Compensation Committee, the purchase price for shares offered under the DESPP is 85% of the closing price of the Company’s Series A common stock on the purchase date. The Company recognizes the fair value of the discount associated with shares purchased in selling, general and administrative expense on the consolidated statement of operations. The Company’s Board of Directors has authorized 5 million shares of the Company’s common stock to be issued under the DESPP. During the years ended December 31, 2013 and 2012, the Company issued 71 thousand and 84 thousand shares under the DESPP and received cash totaling $5 million and $4 million, respectively. No shares were issued under the DESPP and no cash was received during 2011.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. RETIREMENT SAVINGS PLANS
The Company has defined contribution and other savings plans for the benefit of its employees that meet certain eligibility requirements. Eligible employees may contribute a portion of their compensation to the plans, which may be subject to certain statutory limitations. The Company pays discretionary matching contributions, subject to plan provisions, which vest immediately. The Company paid discretionary matching contributions of $28 million, $16 million, and $14 million during 2013, 2012 and 2011, respectively. The Company's contributions were recorded in selling, general and administrative expense on the consolidated statements of operations.
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
NOTE 16. EXIT AND RESTRUCTURING CHARGES
Exit and restructuring charges, by reportable segment were as follows (in millions).

	Year Ended December 31,
	2013	2012	2011
U.S. Networks	$4	$3	$4
International Networks	11	1	3
Corporate	1	2	3
Total exit and restructuring charges	$16	$6	$10
Changes in exit and restructuring liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Relocations/ Terminations	Total
December 31, 2010	$5	$10	$15
Net accruals	—	10	10
Cash paid	(1)	(15)	(16)
December 31, 2011	4	5	9
Net accruals	1	5	6
Cash paid	(2)	(7)	(9)
December 31, 2012	3	3	6
Net accruals	—	16	16
Cash paid	(1)	(14)	(15)
December 31, 2013	$2	$5	$7
During 2013, 2012 and 2011, exit and restructuring costs related to cost reduction efforts and management changes. The increase in restructuring charges during 2013 mostly results from restructuring the Company's existing operations in the Nordic region following the acquisition of SBS Nordic.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INCOME TAXES
The domestic and foreign components of income from continuing operations before income taxes were as follows (in millions).

	Year Ended December 31,
	2013	2012	2011
Domestic	$1,104	$869	$1,015
Foreign	632	649	548
Income from continuing operations before income taxes	$1,736	$1,518	$1,563
The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$333	$419	$253
State and local	68	95	38
Foreign	175	118	109
	576	632	400
Deferred:
Federal	113	(69)	17
State and local	(2)	9	13
Foreign	(28)	(10)	(3)
	83	(70)	27
Provision for income taxes	$659	$562	$427
In November 2011, the Company reorganized certain of its international operations to better align its functions and establish a regional ownership structure. As a result of the 2011 reorganization, the Company recognized an income tax benefit of $112 million in the fourth quarter of 2011 for foreign tax credits, which were previously not considered realizable. The regional holding companies are foreign corporations whose earnings will not be taxed in the U.S. until the earnings are repatriated to the U.S. The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of these foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $278 million at December 31, 2013. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	3%	5%	2%
Effect of foreign operations	2%	(1)%	(1)%
Domestic production activity deductions	(2)%	(3)%	(2)%
Remeasurement gain on previously held equity interest	(2)%	—%	—%
Foreign tax credit benefit	—%	—%	(7)%
Non-deductible goodwill	—%	—%	(1)%
Other, net	2%	1%	1%
Effective income tax rate	38%	37%	27%

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of deferred income tax assets and liabilities were as follows (in millions).

	December 31,
	2013	2012
Deferred income tax assets:
Accounts receivable	$3	$2
Tax attribute carry-forward	126	198
Unrealized loss on derivatives and foreign currency translation adjustments	2	26
Accrued liabilities and other	202	117
Total deferred income tax assets	333	343
Valuation allowance	(18)	(23)
Net deferred income tax assets	315	320
Deferred income tax liabilities:
Intangible assets	(421)	(178)
Content rights	(280)	(173)
Equity method investments	(131)	(117)
Notes receivable	(16)	(17)
Other	(31)	(33)
Total deferred income tax liabilities	(879)	(518)
Net deferred income tax liabilities	$(564)	$(198)
The Company’s deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	December 31,
	2013	2012
Deferred income tax assets	$73	$74
Deferred income tax liabilities	(637)	(272)
Net deferred income tax liabilities	$(564)	$(198)
The Company’s operating loss carry-forwards were reported on the consolidated balance sheets as follows (in millions).

	Federal(a)	State	Foreign
Operating loss carry-forwards	$9	$574	$55
Deferred tax asset related to loss carry-forwards	$3	$14	$13
Valuation allowance against loss carry-forwards	$—	$(11)	$(7)
Earliest expiration date of loss carry-forwards	2028	2014	2014

(a) The use of the federal operating loss carry-forwards is subject to annual limitations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest amounts) is as follows (in millions).

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$128	$46	$63
Additions based on tax positions related to the current year	25	48	15
Additions for tax positions of prior years	36	39	7
Additions for tax positions acquired in business combinations	9	—	—
Reductions for tax positions of prior years	(8)	(4)	(20)
Settlements	(3)	(1)	(1)
Reductions due to lapse of statutes of limitations	(2)	—	(18)
Ending balance	$185	$128	$46
The balances as of December 31, 2013, 2012 and 2011 included $131 million, $109 million and $35 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions.
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
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $21 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of December 31, 2013, 2012 and 2011, the Company had accrued approximately $11 million, $9 million and $3 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. EARNINGS PER SHARE
The table below sets forth the computation of the weighted-average number of shares outstanding utilized in determining basic and diluted earnings per share (in millions, except per share amounts).

	Year Ended December 31,
	2013	2012	2011
Numerator:
Income from continuing operations, net of taxes	$1,077	$956	$1,136
Less:
Net income attributable to noncontrolling interests	(1)	(2)	(1)
Net income attributable to redeemable noncontrolling interests	(1)	—	—
Redeemable noncontrolling interest adjustments to redemption value	(2)	—	—
Income from continuing operations available to Discovery Communications, Inc. stockholders, net of taxes	1,073	954	1,135
Loss from discontinued operations available to Discovery Communications, Inc. stockholders, net of taxes	—	(11)	(3)
Net income available to Discovery Communications, Inc. stockholders	$1,073	$943	$1,132
Denominator:
Weighted-average shares outstanding – basic	357	376	401
Weighted-average dilutive effect of equity awards	4	4	4
Weighted-average shares outstanding – diluted	361	380	405
Income (Loss) Per Share:
Basic earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$3.01	$2.54	$2.83
Discontinued operations	$—	$(0.03)	$(0.01)
Net income	$3.01	$2.51	$2.82
Diluted earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$2.97	$2.51	$2.80
Discontinued operations	$—	$(0.03)	$(0.01)
Net income	$2.97	$2.48	$2.80
Income per share amounts may not sum since each is calculated independently.
Earnings per share is calculated by dividing the applicable income (loss) available to Discovery Communications, Inc. stockholders from continuing and discontinued operations, as applicable, by the weighted average number of shares outstanding. The Company began applying the two-class method for calculating earnings per share in the first quarter of 2013 as a result of the addition of redeemable noncontrolling interests. (See Note 12.) The two-class method calculates earnings per share by distinguishing between the classes of securities based on the proportionate participation rights of each award type in the Company's undistributed income. Adjustments to the carrying amount of redeemable noncontrolling interest to redemption value, excluding currency translation adjustments, are reflected in earnings per share using the two-class method, similar to the treatment of a dividend.
At December 31, 2013, 2012 and 2011, the weighted average number of basic and diluted shares outstanding included the Company’s outstanding Series A, Series B and Series C common stock, as well as its outstanding Series A and Series C convertible preferred stock, as the holder of each common and preferred series legally participates equally in any per share distributions. Diluted earnings per share adjusts basic earnings per share for the dilutive effect of the assumed exercise of outstanding equity

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

awards using the treasury stock method. Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
The table below presents the details of the equity-based awards and preferred shares that were excluded from the calculation of diluted earnings per share (in millions).

	Year Ended December 31,
	2013	2012	2011
Anti-dilutive stock options and RSUs	1	—	1
PRSUs whose performance targets are not achieved	1	2	1
NOTE 19. SUPPLEMENTAL DISCLOSURES
Valuation and Qualifying Accounts
Changes in valuation and qualifying accounts consisted of the following (in millions).

	Beginning of Year	Additions	Write-offs	Utilization	End of Year
2013
Allowance for doubtful accounts	$12	$6	$(2)	$—	$16
Deferred tax valuation allowance	23	7	(11)	(1)	18
2012
Allowance for doubtful accounts	12	4	(4)	—	12
Deferred tax valuation allowance	24	8	(9)	—	23
2011
Allowance for doubtful accounts	13	2	(3)	—	12
Deferred tax valuation allowance	13	11	—	—	24
Accrued Liabilities
Accrued liabilities consisted of the following (in millions).

	December 31,
	2013	2012
Accrued payroll and related benefits	$373	$275
Content rights payable	212	131
Current portion of equity-based compensation liabilities	85	55
Accrued interest	43	30
Accrued income taxes	71	59
Other accrued liabilities	208	171
Total accrued liabilities	$992	$721
Other Income (Expense), Net
Other expense, net consisted of the following (in millions).

	Year Ended December 31,
	2013	2012	2011
Remeasurement gain on previously held equity interest	$92	$—	$—
Loss on derivative instruments	(62)	(2)	(1)
Other (expense) income	(4)	(1)	4
Total other income (expense), net	$26	$(3)	$3

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash proceeds from equity-based plans, net
Cash proceeds from equity-based plans, net consisted of the following (in millions).

	Year Ended December 31,
	2013	2012	2011
Tax settlements associated with equity-based plans	$(22)	$(3)	$(1)
Proceeds from issuance of common stock in connection with equity based plans	51	84	61
Excess tax benefits from equity-based compensation	44	38	28
Total cash proceeds from equity-based plans, net	$73	$119	$88

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Media Corporation ("Liberty Media") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Dr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 27% of the aggregate voting power with respect to the election of directors of Liberty Global. Dr. Malone is Chairman of the Board of Liberty Media and beneficially owns approximately 47% of the aggregate voting power with respect to the election of directors of Liberty Media. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. The Company also discloses related party revenues for content and services provided to equity method investees, including unconsolidated VIEs. (See Note 4.) Other related party revenue and service charges included in the table below primarily consist of distribution revenue from J:COM earned by Discovery Japan. Following the consolidation of Discovery Japan (see Note 3), revenues earned from J:COM are reflected in related party revenues, while service fees from Discovery Japan, previously disclosed as revenue from equity method investees, are now eliminated upon consolidation and are no longer reflected in related party revenues.
The table below presents a summary of the transactions with related parties (in millions).

	Year Ended December 31,
	2013	2012	2011
Revenues and service charges:
Liberty Group(a)	$120	$54	$49
Equity method investees(b)	75	94	88
Other	28	7	11
Total revenues and service charges	$223	$155	$148
Interest income(c)	$35	$29	$17
Expenses	$(27)	$(22)	$(34)

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
(b) The decrease in revenue from transactions with equity method investees is primarily attributable to the consolidation of Discovery Japan and lower content sales to OWN.
(c) The Company records interest earnings from loans to equity method investees as a component of income (loss) from equity method investees, net, in the consolidated statements of operations. (See Note 4.)
Of the revenues and other service charges earned from transactions with equity method investees, the Company provided funding of $2 million, $38 million, and $34 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The table below presents receivables due from related parties (in millions).

	December 31,
	2013	2012
Receivables	$41	$23
Note receivable (See Note 4.)	$483	$482

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
As of December 31, 2013, the Company’s significant contractual commitments, including related payments due by period, were as follows (in millions).

	Leases
Year Ending December 31,	Operating	Capital	Content	Other	Total
2014	$72	$26	$392	$249	$739
2015	74	27	84	186	371
2016	66	25	54	134	279
2017	60	21	29	113	223
2018	47	18	7	92	164
Thereafter	142	119	—	312	573
Total minimum payments	461	236	566	1,086	2,349
Amounts representing interest	—	(71)	—	—	(71)
Total	$461	$165	$566	$1,086	$2,278
The Company enters into multi-year lease arrangements for transponders, office space, studio facilities, and other equipment. Leases are not cancelable prior to their expiration.
Content purchase commitments with third-party producers for content that airs on the Company’s television networks generally require: purchase of a specified number of episodes; payments over the term of the licenses; and include both programs that are available for airing and programs that have not yet been produced, including sports programming arrangements. If the content is never produced, the Company’s commitments expire without obligation. The commitments disclosed above exclude content liabilities recognized on the consolidated balance sheet.
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing research, employment contracts, equipment purchases, and information technology and other services. Some of these contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty. Amounts related to employment contracts include base compensation and do not include compensation contingent on future events.
In addition to the amounts in the above table, the Company had funding commitments to certain equity method investees of $17 million as of December 31, 2013. The Company may provide uncommitted additional funding to OWN. (See Note 4.) The Company also has an obligation to issue additional preferred shares under the anti-dilution provisions of its outstanding preferred stock. (See Note 13.)
Contingencies
Put Rights
The Company has granted put rights related to certain equity method investments and subsidiaries. Harpo has the right to require the Company to purchase its interest in OWN for fair value at various dates (see Note 4). No amounts have been recorded by the Company for the Harpo put right. TF1 has the right to require the Company to purchase its remaining shares in Eurosport at various dates should Discovery acquire a controlling interest in Eurosport. As of December 31, 2013, the conditional TF1 put right is recorded at fair value of $20 million. (See Note 6.) On January 21, 2014, the Company exercised its call option and entered into an agreement with TF1 to acquire control of Eurosport. (See Note 3.) Upon completion of the transaction, the Company will record redeemable non-controlling interest for TF1's 49% ownership in Eurosport, including the put right, at its estimated fair value as part of the purchase accounting. The fair value of the redeemable noncontrolling interest will significantly exceed the fair value of the pre-acquisition conditional put right. Additionally, J:COM has the right to require the Company to purchase its redeemable interest in Discovery Japan. The Company recorded the J:COM put right as redeemable noncontrolling interest. (See Note 12.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters
In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Guarantees
The Company has guaranteed a certain level of performance for The Hub Network joint venture. (See Note 4.) There were no guarantees recorded as of December 31, 2013 and December 31, 2012.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2013 and 2012.
NOTE 22. REPORTABLE SEGMENTS
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges and (vi) gains (losses) on business and asset dispositions. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market equity-based compensation, exit and restructuring charges, certain impairment charges and gains (losses) on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. The Company also excludes depreciation of fixed assets, amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP.
The following tables present summarized financial information for each of the Company’s reportable segments and corporate and inter-segment eliminations (in millions).
Revenues by Segment

	Year Ended December 31,
	2013	2012	2011
U.S. Networks	$2,952	$2,748	$2,619
International Networks	2,474	1,637	1,455
Education	114	105	95
Corporate and inter-segment eliminations	(5)	(3)	(1)
Total revenues	$5,535	$4,487	$4,168

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjusted OIBDA by Segment

	Year Ended December 31,
	2013	2012	2011
U.S. Networks	$1,708	$1,622	$1,495
International Networks	976	721	645
Education	27	27	25
Corporate and inter-segment eliminations	(286)	(275)	(249)
Total Adjusted OIBDA	$2,425	$2,095	$1,916
Reconciliation of Total Adjusted OIBDA to Total Operating Income

	Year Ended December 31,
	2013	2012	2011
Total Adjusted OIBDA	$2,425	$2,095	$1,916
Amortization of deferred launch incentives	(18)	(20)	(52)
Mark-to-market equity-based compensation	(136)	(97)	(43)
Depreciation and amortization	(276)	(117)	(117)
Restructuring and impairment charges	(16)	(6)	(30)
Gain on disposition	19	—	129
Operating income	$1,998	$1,855	$1,803
Total Assets by Segment

	December 31,
	2013	2012
U.S. Networks	$2,978	$2,878
International Networks	4,792	1,984
Education	125	63
Corporate and inter-segment eliminations	7,084	8,005
Total assets	$14,979	$12,930
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company's segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company's CODM. Goodwill by reportable segment is disclosed in Note 9.
Content Amortization and Impairment Expense by Segment

	Year Ended December 31,
	2013	2012	2011
U.S. Networks	$626	$558	$567
International Networks	564	302	270
Education	3	2	4
Corporate and inter-segment eliminations	(3)	3	5
Total content amortization and impairment expense	$1,190	$865	$846
Content amortization and impairment expenses are included in costs of revenues on the consolidated statements of operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by Country

	Year Ended December 31,
	2013	2012	2011
U.S.	$3,071	$2,871	$2,717
Non-U.S.	2,464	1,616	1,451
Total revenues	$5,535	$4,487	$4,168
Distribution and advertising revenues are attributed to each country based on the location of the Company’s viewers. Other revenues are attributed to each country based on customer location.
Property and Equipment by Country

	December 31,
	2013	2012
U.S.	$261	$260
U.K.	115	105
Other non-U.S.	138	23
Total property and equipment, net	$514	$388
Property and equipment balances are allocated to each country based on the location of the asset.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013(a)(b)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$1,156	$1,467	$1,375	$1,537
Operating income	414	564	499	521
Income from continuing operations, net of taxes	231	300	256	290
Income from discontinued operations, net of taxes	—	—	—	—
Net income	231	300	256	290
Net income available to Discovery Communications, Inc. stockholders	233	297	255	288
Basic earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.64	$0.83	$0.72	$0.82
Discontinued operations	$—	$—	$—	$—
Net Income	$0.64	$0.83	$0.72	$0.82
Diluted earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.63	$0.82	$0.71	$0.81
Discontinued operations	$—	$—	$—	$—
Net Income	$0.63	$0.82	$0.71	$0.81

	2012(a)(c)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$1,085	$1,126	$1,076	$1,200
Operating income	448	488	438	481
Income from continuing operations, net of taxes	223	294	215	224
Loss from discontinued operations, net of taxes	(1)	(1)	(9)	—
Net income	222	293	206	224
Net income available to Discovery Communications, Inc. stockholders	221	293	205	224
Basic earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.58	$0.77	$0.58	$0.61
Discontinued operations	$—	$—	$(0.02)	$—
Net Income	$0.57	$0.77	$0.55	$0.61
Diluted earnings per share available to Discovery Communications, Inc. stockholders:
Continuing operations	$0.57	$0.77	$0.57	$0.61
Discontinued operations	$—	$—	$(0.02)	$—
Net Income	$0.57	$0.76	$0.55	$0.61

(a)Income per share amounts for each quarter are calculated independently and may not add to annual amounts.
(b)On April 9, 2013, the Company acquired SBS Nordic. During the year ended December 31, 2012, the Company acquired Switchover Media and a television station in Dubai. The Company included the operations of each of these acquisitions in the Company's consolidated financial statements as of each of their respective acquisition dates. (See Note 3.)
(c)On September 17, 2012, the Company sold its postproduction audio business, CSS Studios, LLC, whose results of operations have been reclassified to discontinued operations for all quarterly periods presented. (See Note 3.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Overview
As of December 31, 2013 and 2012, the senior notes outstanding (see Note 10) have been issued by DCL, a wholly-owned subsidiary of the Company, pursuant to a Registration Statement on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC") (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.
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
The operations of certain of the Company’s international subsidiaries are excluded from the Company’s consolidated U.S. income tax return.Tax expense related to permanent differences has been allocated to the entity that created the difference. Tax expense related to temporary differences has been allocated to the entity that created the difference, where identifiable. The remaining temporary differences are allocated to each entity included in the Company’s consolidated U.S. income tax return based on each entity’s relative pretax income. Deferred taxes have been allocated based upon the temporary differences between the carrying amounts of the respective assets and liabilities of the applicable entities.
The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$123	$285	$—	$—	$408
Receivables, net	—	—	449	922	—	—	1,371
Content rights, net	—	—	12	265	—	—	277
Deferred income taxes	—	—	31	42	—	—	73
Prepaid expenses and other current assets	52	—	143	86	—	—	281
Intercompany trade receivables, net	—	—	286	—	—	(286)	—
Total current assets	52	—	1,044	1,600	—	(286)	2,410
Investment in and advances to subsidiaries	6,147	6,155	7,135	—	4,112	(23,549)	—
Noncurrent content rights, net	—	—	615	1,268	—	—	1,883
Goodwill	—	—	3,769	3,572	—	—	7,341
Intangible assets, net	—	—	320	1,245	—	—	1,565
Equity method investments	—	—	330	757	—	—	1,087
Other noncurrent assets	—	19	173	521	—	(20)	693
Total assets	$6,199	$6,174	$13,386	$8,963	$4,112	$(23,855)	$14,979
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$5	$12	$—	$—	$17
Other current liabilities	1	6	421	849	—	—	1,277
Intercompany trade payables, net	—	—	—	286	—	(286)	—
Total current liabilities	1	6	426	1,147	—	(286)	1,294
Noncurrent portion of debt	—	—	6,343	139	—	—	6,482
Other noncurrent liabilities	2	—	462	505	21	(20)	970
Total liabilities	3	6	7,231	1,791	21	(306)	8,746
Redeemable noncontrolling interests	—	—	—	36	—	—	36
Equity attributable to Discovery Communications, Inc.	6,196	6,168	6,155	7,135	4,091	(23,549)	6,196
Noncontrolling interests	—	—	—	1	—	—	1
Total equity	6,196	6,168	6,155	7,136	4,091	(23,549)	6,197
Total liabilities and equity	$6,199	$6,174	$13,386	$8,963	$4,112	$(23,855)	$14,979

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,867	$3,678	$—	$(10)	$5,535
Costs of revenues, excluding depreciation and amortization	—	—	445	1,252	—	(8)	1,689
Selling, general and administrative	15	—	267	1,295	—	(2)	1,575
Depreciation and amortization	—	—	36	240	—	—	276
Restructuring and impairment charges	—	—	1	15	—	—	16
Gain on disposition	—	—	—	(19)	—	—	(19)
Total costs and expenses	15	—	749	2,783	—	(10)	3,537
Operating (loss) income	(15)	—	1,118	895	—	—	1,998
Equity in earnings of subsidiaries	1,084	1,084	620	—	723	(3,511)	—
Interest expense	—	—	(299)	(7)	—	—	(306)
Income from equity investees, net	—	—	4	14	—	—	18
Other (expense) income, net	—	—	(53)	79	—	—	26
Income from continuing operations before income taxes	1,069	1,084	1,390	981	723	(3,511)	1,736
Benefit from (provision) for income taxes	6	—	(306)	(359)	—	—	(659)
Net income	1,075	1,084	1,084	622	723	(3,511)	1,077
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc.	$1,075	$1,084	$1,084	$622	$723	$(3,513)	$1,075

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,796	$2,704	$—	$(13)	$4,487
Costs of revenues, excluding depreciation and amortization	—	—	399	830	—	(11)	1,218
Selling, general and administrative	13	—	279	1,001	—	(2)	1,291
Depreciation and amortization	—	—	36	81	—	—	117
Restructuring and impairment charges	—	—	2	4	—	—	6
Total costs and expenses	13	—	716	1,916	—	(13)	2,632
Operating (loss) income	(13)	—	1,080	788	—	—	1,855
Equity in earnings of subsidiaries	939	965	444	—	645	(2,993)	—
Interest expense	—	—	(242)	(6)	—	—	(248)
Income (losses) from equity method investees, net	—	—	3	(89)	—	—	(86)
Other income (expense), net	13	2	(1)	—	—	(17)	(3)
Income from continuing operations before income taxes	939	967	1,284	693	645	(3,010)	1,518
Benefit from (provision for) income taxes	4	—	(319)	(247)	—	—	(562)
Income from continuing operations, net of taxes	943	967	965	446	645	(3,010)	956
Loss from discontinued operations, net of taxes	—	—	—	—	(28)	17	(11)
Net income	943	967	965	446	617	(2,993)	945
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income available to Discovery Communications, Inc.	$943	$967	$965	$446	$617	$(2,995)	$943

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,764	$2,415	$—	$(11)	$4,168
Costs of revenues, excluding depreciation and amortization	—	—	423	761	—	(8)	1,176
Selling, general and administrative	11	—	360	802	—	(2)	1,171
Depreciation and amortization	—	—	38	80	—	(1)	117
Restructuring and impairment charges	—	—	6	24	—	—	30
Gain on disposition	—	—	—	(129)	—	—	(129)
Total costs and expenses	11	—	827	1,538	—	(11)	2,365
Operating (loss) income	(11)	—	937	877	—	—	1,803
Equity in earnings of subsidiaries	1,139	1,141	625	—	760	(3,665)	—
Interest expense	—	—	(203)	(5)	—	—	(208)
Income (loss) from equity investees, net	—	—	4	(39)	—	—	(35)
Other (expense) income, net	—	—	(1)	4	1	(1)	3
Income from continuing operations before income taxes	1,128	1,141	1,362	837	761	(3,666)	1,563
Benefit from (provision for) income taxes	4	—	(221)	(210)	—	—	(427)
Income from continuing operations, net of taxes	1,132	1,141	1,141	627	761	(3,666)	1,136
Loss from discontinued operations, net of taxes	—	—	—	(1)	(2)	—	(3)
Net income	1,132	1,141	1,141	626	759	(3,666)	1,133
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc.	$1,132	$1,141	1,141	$626	759	$(3,667)	$1,132

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended to December 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$1,075	$1,084	$1,084	$622	$723	$(3,511)	$1,077
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(11)	(11)	(11)	(10)	(7)	39	(11)
Derivative and market value adjustments	8	8	8	11	5	(32)	8
Comprehensive income	1,072	1,081	1,081	623	721	(3,504)	1,074
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive loss attributable to redeemable noncontrolling interests	3	3	3	3	2	(12)	2
Comprehensive income attributable to Discovery Communications, Inc.	$1,075	$1,084	$1,084	$626	$723	$(3,517)	$1,075

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended to December 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$943	$967	$965	$446	$617	$(2,993)	$945
Other comprehensive income (loss), net of tax:
Currency translation adjustments	28	28	28	26	19	(101)	28
Derivative and market value adjustments	(1)	(1)	(1)	(1)	(1)	4	(1)
Comprehensive income	970	994	992	471	635	(3,090)	972
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Comprehensive income attributable to Discovery Communications, Inc.	$970	$994	$992	$471	$635	$(3,092)	$970

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by by operating activities	$(16)	$(11)	$288	$1,024	$—	$—	$1,285
Investing Activities
Purchases of property and equipment	—	—	(19)	(96)	—	—	(115)
Business acquisitions, net of cash acquired	—	—	—	(1,861)	—	—	(1,861)
Hedging instruments, net	—	—	(55)	—	—	—	(55)
Proceeds from disposition	—	—	—	28	—	—	28
Distribution from equity method investees	—	—	—	47	—	—	47
Investments in and advances to equity method investees, net	—	—	(1)	(27)	—	—	(28)
Other investing activities, net	—	—	—	(3)	—	—	(3)
Cash used in investing activities	—	—	(75)	(1,912)	—	—	(1,987)
Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	1,186	—	—	—	1,186
Principal repayments of capital lease obligations	—	—	(7)	(25)	—	—	(32)
Repurchases of common stock	(1,049)	—	—	—	—	—	(1,049)
Repurchase of preferred stock	(256)	—	—	—	—	—	(256)
Cash proceeds from equity-based plans, net	73	—	—	—	—	—	73
Inter-company contributions and other financing activities, net	1,248	11	(2,291)	1,025	—	—	(7)
Cash provided by (used in) financing activities	16	11	(1,112)	1,000	—	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	—	(6)
Net change in cash and cash equivalents	—	—	(899)	106	—	—	(793)
Cash and cash equivalents, beginning of period	—	—	1,022	179	—	—	1,201
Cash and cash equivalents, end of period	$—	$—	$123	$285	$—	$—	$408

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(18)	$12	$307	$798	$—	$—	$1,099
Investing Activities
Purchases of property and equipment	—	—	(18)	(58)	(1)	—	(77)
Business acquisitions, net of cash acquired	—	—	—	(149)	—	—	(149)
Distributions from equity method investees	—	—	—	17	—	—	17
Investments in and advances to equity method investees, net	—	—	—	(404)	—	—	(404)
Other investing activities, net	—	—	(31)	—	1	—	(30)
Cash used in investing activities	—	—	(49)	(594)	—	—	(643)
Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	981	—	—	—	981
Principal repayments of capital lease obligations	—	—	(6)	(16)	—	—	(22)
Repurchases of common stock	(1,380)	—	—	—	—	—	(1,380)
Cash proceeds from equity-based plans, net	119	—	—	—	—	—	119
Inter-company contributions and other financing activities, net	1,279	(12)	(1,175)	(94)	(1)	—	(3)
Cash provided by (used in) financing activities	18	(12)	(200)	(110)	(1)	—	(305)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	—	2
Net change in cash and cash equivalents	—	—	58	96	(1)	—	153
Cash and cash equivalents, beginning of period	—	—	964	83	1	—	1,048
Cash and cash equivalents, end of period	$—	$—	$1,022	$179	$—	$—	$1,201

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$68	$(1)	$421	$613	$(1)	$—	$1,100
Investing Activities
Purchases of property and equipment	—	—	(2)	(55)	(1)	—	(58)
Business acquisitions, net of cash acquired	—	—	—	(26)	—	—	(26)
Distributions from equity method investees	—	—	—	21	—	—	21
Investments in and advances to equity method investees, net	—	—	—	(151)	—	—	(151)
Cash used in investing activities	—	—	(2)	(211)	(1)	—	(214)
Financing Activities
Borrowings from long-term debt, net of discount and issuance costs	—	—	639	—	—	—	639
Principal repayments of capital lease obligations	—	—	(6)	(14)	—	—	(20)
Repurchases of common stock	(997)	—	—	—	—	—	(997)
Cash proceeds from equity-based plans, net	88	—	—	—	—	—	88
Inter-company contributions and other financing activities, net	841	1	(457)	(391)	(1)	—	(7)
Cash (used in) provided by financing activities	(68)	1	176	(405)	(1)	—	(297)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	—	(7)
Net change in cash and cash equivalents	—	—	595	(10)	(3)	—	582
Cash and cash equivalents, beginning of period	—	—	369	93	4	—	466
Cash and cash equivalents, end of period	$—	$—	$964	$83	$1	$—	$1,048

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
On April 9, 2013, the Company acquired SBS Nordic. (See Note 3 to the accompanying consolidated financial statements.) We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.
During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.

PART III
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (“2014 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.
ITEM 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2014 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, which are incorporated herein by reference.
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
ITEM 11. Executive Compensation.
Information regarding executive compensation will be set forth in our 2014 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” which are incorporated herein by reference.
Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2014 Proxy Statement under the captions “Risk Considerations in our Compensation Programs,” “Board Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee,” respectively, which are incorporated herein by reference.
Information regarding compensation committee reports will be set forth in our 2014 Proxy Statement under the captions “Report of the Compensation Committee” and “Report of the Equity Compensation Subcommittee of the Compensation Committee,” which are incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2014 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.
Information regarding security ownership of certain beneficial owners and management will be set forth in our 2014 Proxy Statement under the captions “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Certain Beneficial Owners of Discovery” and “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Discovery Management,” which are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence will be set forth in our 2014 Proxy Statement under the captions “Certain Relationships and Related Person Transactions,” “Policy Governing Related Person Transactions,” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services will be set forth in our 2014 Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Description of Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm,” which are incorporated herein by reference.

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

4.6
Amendment No. 1 to Rights Agreement between Discovery Communications, Inc. and Computershare Trust Company, N.A. dated December 10, 2008 (incorporated by reference to Exhibit 4.1 to the 8-K filed on December 11, 2008)

4.7
Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009)

4.8
Supplemental Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2009)

4.9
Second Supplemental Indenture dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010)

4.10
Credit Agreement, dated as of October 13, 2010, among Discovery Communications, LLC, as borrower, Discovery Communications, Inc., as guarantor, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 15, 2010)

4.11
Third Supplemental Indenture, dated as of June 20, 2011, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 21, 2011)

4.12
Amendment No. 1, dated as of August 8, 2011, to the Credit Agreement, dated as of October 13, 2010, among Discovery Communications, LLC, as borrower, Discovery Communications, Inc., as guarantor, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 9, 2011)

4.13
Fourth Supplemental Indenture, dated as of May 17, 2012, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 17, 2012)

EXHIBITS INDEX

Exhibit No.                    Description

4.14
Amendment No. 2, dated as of September 25, 2012, to the Credit Agreement, dated as of October 13, 2010, as amended by Amendment No. 1 dated August 8, 2011, among Discovery Communications, LLC, as borrower, Discovery Communications, Inc., as guarantor, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 27, 2012)

4.15
Fifth Supplemental Indenture, dated as of March 19, 2013, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2013)

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

EXHIBITS INDEX

Exhibit No.                    Description

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

EXHIBITS INDEX

Exhibit No.                    Description

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

10.33
Amendment to Employment Agreement dated as of June 1, 2012 between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.33 to the Form 10-K/A filed on February 19,2013)*

10.34
Sale and Purchase Agreement dated as of December 14, 2012 between Discovery Communications, Inc., Discovery Networks International Holdings Limited and P7S1 Broadcasting Europe B.V., acting through its Swedish Branch, SBS Media Group Sweden Filial; P7S1 Finance B.V.; SBS Broadcasting (UK) Ltd.; and Prosiebensat.1 Media AG (incorporated by reference to Exhibit 10.34 to the Form 10-K/A filed on February 19, 2013)

10.35
Share Repurchase Agreement, entered into as of March 6, 2013, by and between Discovery Communications, Inc. and Advance Programming Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 12, 2013)

10.36	Employment Agreement dated as of March 8, 2013 between Mark Hollinger and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the From 10-Q filed on May 7, 2013)*

10.37	Discovery Communications, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 16, 2013)*

10.38	Form of Discovery Performance Equity Program Nonqualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 16, 2013)*

10.39	Form of Discovery Communications, Inc. Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 16, 2013)*

10.40	Form of Discovery Communications, Inc. Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 16, 2013)*
10.41	Form of Discovery Performance Equity Program Cash-Settled Stock Appreciation Right Agreement for Employees (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on May 16, 2013)*
10.42	Form of Special Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2014)*
10.43	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 19, 2011)*

EXHIBITS INDEX

Exhibit No.                    Description

10.44	Employment Agreement between Discovery Communications, Inc. and David Zaslav dated January 2, 2014 (filed herewith)*

10.45	Form of David Zaslav One Year Performance Restricted Stock Unit (PRSU) Grant Agreement (filed herewith)*

10.46	Form of David Zaslav Three Year Performance Restricted Stock Unit (PRSU) Grant Agreement (filed herewith)*

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)

14	Discovery Communications, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 8-K filed on April 30, 2012)

21	List of Subsidiaries of Discovery Communications, Inc. (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

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
†Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Cash Flows

EXHIBITS INDEX

Exhibit No.                    Description

for the Years Ended December 31, 2013, 2012, and 2011, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: February 20, 2014	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 20, 2014
David M. Zaslav

/s/ John S. Hendricks	Founder, Chairman of the Board, and Director	February 20, 2014
John S. Hendricks

/s/ Andrew Warren	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2014
Andrew Warren

/s/ Kurt T. Wehner	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2014
Kurt T. Wehner

/s/ S. Decker Anstrom	Director	February 20, 2014
S. Decker Anstrom

/s/ Robert R. Beck	Director	February 20, 2014
Robert R. Beck

/s/ Robert R. Bennett	Director	February 20, 2014
Robert R. Bennett

/s/ Paul A. Gould	Director	February 20, 2014
Paul A. Gould

/s/ John C. Malone	Director	February 20, 2014
John C. Malone

/s/ Robert J. Miron	Director	February 20, 2014
Robert J. Miron

/s/ Steven A. Miron	Director	February 20, 2014
Steven A. Miron

/s/ M. LaVoy Robison	Director	February 20, 2014
M. LaVoy Robison

/s/ J. David Wargo	Director	February 20, 2014
J. David Wargo