Form 10-Q
period 2014-03-31
Discovery Communications, Inc.
filed 2014-05-06
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of April 29, 2014:

Series A Common Stock, par value $0.01 per share	147,610,321
Series B Common Stock, par value $0.01 per share	6,543,969
Series C Common Stock, par value $0.01 per share	75,369,764

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$757	$408
Receivables, net	1,341	1,371
Content rights, net	307	277
Deferred income taxes	76	73
Prepaid expenses and other current assets	259	281
Total current assets	2,740	2,410
Noncurrent content rights, net	1,902	1,883
Property and equipment, net	522	514
Goodwill	7,370	7,341
Intangible assets, net	1,516	1,565
Equity method investments	1,080	1,087
Other noncurrent assets	181	179
Total assets	$15,311	$14,979
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$151	$141
Accrued liabilities	947	992
Deferred revenues	137	144
Current portion of debt	18	17
Total current liabilities	1,253	1,294
Noncurrent portion of debt	6,900	6,482
Deferred income taxes	614	637
Other noncurrent liabilities	326	333
Total liabilities	9,093	8,746
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	37	36
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 44 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 150 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 151 shares issued	2	2
Additional paid-in capital	6,845	6,826
Treasury stock, at cost	(3,797)	(3,531)
Retained earnings	3,123	2,892
Accumulated other comprehensive income	4	4
Total Discovery Communications, Inc. stockholders’ equity	6,180	6,196
Noncontrolling interests	1	1
Total equity	6,181	6,197
Total liabilities and equity	$15,311	$14,979
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Distribution	$657	$583
Advertising	689	508
Other	65	65
Total revenues	1,411	1,156
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	482	342
Selling, general and administrative	409	365
Depreciation and amortization	83	32
Restructuring charges	3	1
Total costs and expenses	977	740
Operating income	434	416
Interest expense	(81)	(68)
Income (loss) from equity investees, net	13	(2)
Other (expense) income, net	(17)	31
Income from continuing operations before income taxes	349	377
Provision for income taxes	(118)	(146)
Net income	231	231
Net income attributable to redeemable noncontrolling interests	(1)	—
Net income available to Discovery Communications, Inc.	$230	$231

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.66	$0.64
Diluted	$0.66	$0.63
Weighted average shares outstanding:
Basic	348	363
Diluted	352	367
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2014	2013
Net income	$231	$231
Other comprehensive income (loss), net of tax:
Currency translation adjustments	1	(59)
Derivative and market value adjustments	(1)	4
Comprehensive income	231	176
Comprehensive income attributable to redeemable noncontrolling interests	(1)	—
Comprehensive income attributable to Discovery Communications, Inc.	$230	$176
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$231	$231
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	19	60
Depreciation and amortization	83	32
Content amortization and impairment expense	350	231
Remeasurement gain on previously held equity interest	—	(92)
Equity in (earnings) losses and distributions from investments, net	(11)	4
Deferred income tax (benefit) expense	(35)	134
Launch amortization expense	2	5
Loss from hedging instruments, net	—	39
Other, net	11	25
Changes in operating assets and liabilities:
Receivables, net	31	(20)
Content rights	(391)	(301)
Accounts payable and accrued liabilities	6	(70)
Equity-based compensation liabilities	(81)	(59)
Income tax receivable	53	(62)
Other, net	(27)	(26)
Cash provided by operating activities	241	131
Investing Activities
Purchases of property and equipment	(28)	(26)
Business acquisitions, net of cash acquired	(17)	(60)
Hedging instruments, net	—	(39)
Distributions from equity method investees	16	—
Returns from (investments in) equity method investees, net	1	(25)
Cash used in investing activities	(28)	(150)
Financing Activities
Borrowings from debt, net of discount and issuance costs	412	1,186
Principal repayments of capital lease obligations	(4)	(11)
Repurchases of common stock	(266)	—
Cash proceeds from equity-based plans, net	—	7
Other financing activities, net	(2)	—
Cash provided by financing activities	140	1,182
Effect of exchange rate changes on cash and cash equivalents	(4)	(4)
Net change in cash and cash equivalents	349	1,159
Cash and cash equivalents, beginning of period	408	1,201
Cash and cash equivalents, end of period	$757	$2,360

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2014	2013
Supplemental Cash Flow Information
Cash paid for taxes, net	$(41)	$(63)
Cash paid for interest, net	$(20)	$(29)
Noncash Investing and Financing Transactions
Repurchases of preferred stock	$—	$256
Assets acquired under capital lease arrangements	$14	$—
Accrued purchases of property and equipment	$7	$3
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,196	$1	$6,197	$6,291	$2	$6,293
Comprehensive income	230	—	230	176	—	176
Equity-based compensation	20	—	20	20	—	20
Issuance of common stock for equity-based plans	10	—	10	16	—	16
Excess tax benefits from equity-based compensation	16	—	16	13	—	13
Tax settlements associated with equity-based compensation	(26)	—	(26)	(22)	—	(22)
Other adjustments for equity-based plans	(1)	—	(1)	—	—	—
Repurchases of common stock	(266)	—	(266)	—	—	—
Repurchases of preferred stock	—	—	—	(256)	—	(256)
Redeemable noncontrolling interest adjustments to redemption value	1	—	1	2	—	2
Ending balance	$6,180	$1	$6,181	$6,240	$2	$6,242
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms throughout the world, and through digital distribution arrangements. The Company also has a diversified portfolio of web-native networks and other digital media services and develops and sells curriculum-based education products and services. The Company classifies its operations in three segments: U.S. Networks, consisting principally of domestic television networks and websites; International Networks, consisting principally of international television networks, radio stations and websites; and Education, consisting of educational curriculum-based product and service offerings. Financial information for Discovery’s reportable segments is discussed in Note 16.
Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
Reclassifications
Transactions denominated in currencies other than subsidiaries' functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Beginning January 1, 2014, the Company reclassified foreign currency losses, net as described above from selling, general and administrative expense to other (expense) income, net on the consolidated statements of operations for all periods presented. For the three months ended March 31, 2013, foreign currency losses of $2 million were reclassified from selling, general and administrative expense to other (expense) income, net to conform to the current year presentation.
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).
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
Accounting and Reporting Pronouncements Adopted
Presentation of Unrecognized Tax Benefits
In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance stating that a liability related to an unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward to the extent such deferred tax asset is available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. The Company prospectively adopted the new

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

guidance effective January 1, 2014 and reclassified $11 million in liabilities related to unrecognized tax benefits from other noncurrent liabilities to noncurrent deferred income tax liabilities on the consolidated balance sheet as of March 31, 2014.
Accounting and Reporting Pronouncements Not Yet Adopted
Reporting Discontinued Operations
In April 2014, the FASB issued guidance that changes the criteria for reporting a discontinued operation. Under the new pronouncement, disposal of a component of an entity representing a strategic shift with major effect on its operations and financial results is a discontinued operation. The Company is required to adopt the guidance prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014 and is currently evaluating what impact, if any, the adoption will have to the presentation of its consolidated financial statements.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world, including the largest distributors in the U.S. and major international distributors. In the U.S., approximately 90% of distribution revenues come from the top 10 distributors. Outside of the U.S., approximately 50% of distribution revenue comes from the top 10 distributors. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2014 through 2020. Failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in affiliate revenue, but it could also experience a reduction in advertising revenue which is impacted by affiliate subscriber levels and viewership.
No individual customer accounted for more than 10% of total consolidated revenues for the three months ended March 31, 2014 or 2013. As of March 31, 2014 and December 31, 2013, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of March 31, 2014, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Eurosport
On January 21, 2014, the Company entered into an agreement with TF1 to acquire a controlling interest in Eurosport International ("Eurosport"), a leading pan-European sports media platform, by increasing Discovery’s ownership stake from 20% to 51% for cash of approximately €253 million ($343 million) subject to working capital adjustments. The Company expects the acquisition to close in the second quarter of 2014 subject to the receipt of necessary regulatory approvals. Due to regulatory constraints the acquisition initially excludes Eurosport France, a subsidiary of Eurosport. The Company will retain a 20% equity interest in Eurosport France and a commitment to acquire another 31% ownership interest beginning in 2015, contingent upon resolution of all regulatory matters. The flagship Eurosport network focuses on regionally popular sports, such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast), Eurosport Asia-Pacific, and Eurosportnews. The acquisition is intended to increase the growth of Eurosport and enhance the Company's pay television offerings in Europe. TF1 will have the right to put the entirety of its remaining 49% non-controlling interest to the Company during two windows for two and a ha

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

lf years after completion of this acquisition. If the put is exercised during the first 90 day window beginning July 1, 2015, it has a floor value equal to the fair value per share of Eurosport on the closing date of the Company's acquisition of the controlling interest. If the put is exercised during the second 90 day window beginning July 1, 2016, it is priced at the then-current fair value per share of Eurosport, or as may be agreed between the Company and TF1. (See Note 7.)
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
Discovery Japan
On January 10, 2013, the Company purchased an additional 30% of Discovery Japan for $53 million. Discovery Japan operates Discovery Channel and Animal Planet in Japan. As of December 31, 2012, Discovery and Jupiter Telecommunications Co., Ltd ("J:COM") each owned a 50% interest in Discovery Japan, and Discovery accounted for its 50% interest using the equity method of accounting. Discovery consolidated Discovery Japan on January 10, 2013 and recognized a gain of $92 million to account for the difference between the carrying value and the fair value of the previously held 50% equity interest. The gain is included in other (expense) income, net in the Company's consolidated statements of operations (see Note 13). The Company used a combination of a DCF analysis and market-based valuation methodologies, which represent Level 3 fair value measurements, to measure the fair value of Discovery Japan and to perform its purchase price allocation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the allocation of the purchase price to the assets and liabilities acquired (in millions).

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
Other
On February 28, 2014, the Company acquired a factual entertainment production company in the U.K. for total consideration of £12 million ($20 million), including accrued purchase liabilities and net of cash acquired. The acquisition helps to strengthen the Company's content sourcing capabilities. As part of the acquisition, the Company recognized $28 million of goodwill.
In 2013, the Company acquired several other unrelated businesses for total consideration of $88 million, net of cash acquired. The Company recorded $67 million and $24 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included a television station in Sweden and an education business in the U.K. The goodwill reflects the synergies and market expansion expected from combining the operations of these acquisitions with the Company.
The operations of acquisitions are included in the Company's consolidated financial statements as of their respective acquisition dates.
Consolidation of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the businesses acquired after March 31, 2013 as reported within the consolidated financial statements for the three months ended March 31, 2014 (in millions).

Three Months Ended March 31,
2014
Revenue	$184
Net loss	$(20)
Disposition
HSW
On April 18, 2014, Discovery entered into a definitive agreement to sell HowStuffWorks, LLC, a commercial website which uses various media to explain complex concepts, terminology and mechanisms, to Blucora, Inc. (“Blucora”). Blucora will pay Discovery $45 million and Discovery expects to recognize a pretax gain of approximately $30 million upon

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

completion of the sale. The transaction is expected to close in the second quarter of 2014, subject to the satisfaction or waiver of customary closing conditions.
NOTE 3. VARIABLE INTEREST ENTITIES
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. In certain instances, an investment may qualify as a variable interest entity (“VIE”). As of March 31, 2014 and December 31, 2013, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which operate pay television networks in the U.S.
The Company accounted for its interests in VIEs using the equity method, as the Company is not the primary beneficiary. The aggregate carrying values of these equity method investments were $786 million and $789 million as of March 31, 2014 and December 31, 2013, respectively. The Company recognized $16 million in income and $1 million in losses for its portion of net income and losses generated by VIEs of during the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, the Company’s estimated risk of loss for investment carrying values, unfunded contractual commitments and guarantees made on behalf of VIEs was approximately $849 million. The estimated risk of loss excludes the Company’s expected non-contractual future funding of OWN and its operating performance guarantee for Hub Television Networks LLC, which are discussed below.
Hub Television Networks LLC
Hub Television Networks LLC operates the Hub Network, which is a pay television network that provides children’s and family entertainment and educational programming. The Company is obligated to provide the Hub Network with funding up to $15 million; the Company has not provided any funding as of March 31, 2014. The Company also provides services such as distribution, sales and administrative support services for a fee (see Note 14).
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
Through December 31, 2015, the Company has guaranteed the performance of the Hub Network and is required to compensate Hasbro to the extent that distribution metrics decline versus levels historically achieved by the Discovery Kids channel. This guarantee extends on a declining basis through the period of guarantee. Upon inception of the Hub Network on May 22, 2009, the maximum amount potentially due under this guarantee was $300 million. As of March 31, 2014, the maximum amount potentially due under this guarantee was less than $40 million. As the Hub Network’s distribution is obtained under long-term contracts with stable subscriber levels, the Company believes the likelihood is remote that the guaranteed performance levels will not be achieved and, therefore, believes the performance guarantee is unlikely to have an adverse impact on the Company.
The carrying value of the Company’s investment in the Hub Network was $313 million and $312 million as of March 31, 2014 and December 31, 2013, respectively. The Company regularly monitors the valuation of its investment in accordance with GAAP, which requires an impairment charge when there is an other-than-temporary decline in the investment’s value. The Company primarily uses a discounted cash flow model to monitor the value of its investment. The Hub Network’s projected financial results and associated cash flows are key assumptions used in estimating the value of our investment. While the Hub Network is currently generating cash flow from operations, the network has not yet achieved the level of profitability and associated cash flows anticipated in the original long range plan. Management has recently implemented and continues to consider a number of initiatives, including changes to its programing strategy designed to improve the Hub Network’s financial performance by reducing costs, improving viewership and increasing revenues. The Company will continue to assess the carrying value of its investment in the Hub Network taking into account the outcome of the above initiatives. If the outcome of the above initiatives is not successful, the financial results of the Hub Network will vary negatively from the long range plan and, as a result, the carrying value of Discovery's equity investment, or underlying Hub Network assets, may be impaired. No impairment was recorded during the three months ended March 31, 2014.
OWN LLC
OWN LLC operates OWN, which is a pay television network and website that provides adult lifestyle content, which is focused on self-discovery, self-improvement and entertainment. Based upon the level of equity investment at risk, OWN is a

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

VIE. While the Company and Harpo, Inc. ("Harpo") are partners who share equally in voting control, power is not shared because Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel that significantly impact OWN’s economic performance. Accordingly, the Company has determined that it is not the primary beneficiary of OWN and accounts for its investment in OWN using the equity method. However, the Company provides OWN funding, content licenses, and services such as distribution, sales and administrative support for a fee (see Note 14).
The Company's combined advances to and note receivable from OWN, including accrued interest, were $473 million and $483 million, as of March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014, the Company received net repayments of $19 million from OWN and accrued interest on the note receivable of $9 million. During the three months ended March 31, 2013, the Company provided OWN with funding of $14 million and accrued interest on the note receivable of $9 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company will provide additional funding to OWN, if necessary, and expects to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo. OWN began repaying amounts owed to the Company during 2013.
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company recognized $104 million or 100% of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began again to record 100% of OWN’s net losses. Although OWN has become profitable, the Company will record 100% of any net losses resulting from OWN's operations as long as Discovery provides all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's future net income will initially be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest.
The carrying value of the Company’s investment in OWN of $443 million and $449 million as of March 31, 2014 and December 31, 2013, respectively, includes a note receivable balance and accumulated investment losses. Given that the early results of OWN’s operations have been below its initial business plan, there is a possibility that the results of OWN’s future operations will fall below the revised long-term projections. The Company continues to monitor the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. No impairment was recorded during the three months ended March 31, 2014.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2014
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$138	$—	$—	$138
Available-for-sale securities:
Common stock	Other noncurrent assets	4	—	—	4
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	4	—	4
Foreign exchange	Other noncurrent assets	—	8	—	8
Total assets		$142	$12	$—	$154
Liabilities:
Deferred compensation plan	Accrued liabilities	$138	$—	$—	$138
Derivatives:
Foreign exchange	Accrued liabilities	—	3	—	3
TF1 put right	Accrued liabilities	—	—	27	27
Total liabilities		$138	$3	$27	$168

		December 31, 2013
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$129	$—	$—	$129
Available-for-sale securities:
Common stock	Other noncurrent assets	4	—	—	4
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	4	—	4
Foreign exchange	Other noncurrent assets	—	9	—	9
Total assets		$133	$13	$—	$146
Liabilities:
Deferred compensation plan	Accrued liabilities	$129	$—	$—	$129
Derivatives:
Foreign exchange	Accrued liabilities	—	1	—	1
TF1 put right	Accrued liabilities	—	—	20	20
Total liabilities		$129	$1	$20	$150
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
Available-for-sale securities represent equity investments in highly liquid instruments. The fair value of Level 1 available-for-sale securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs.
Derivative financial instruments are comprised of foreign exchange contracts used by the Company to modify its exposure to market risks from foreign exchange rates. The fair value of Level 2 derivative financial instruments was determined using a market-based approach.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

TF1 has the conditional right to require the Company to purchase its remaining shares in Eurosport at various dates should Discovery complete its planned acquisition of a controlling interest in Eurosport. Written puts that do not qualify for equity classification are reported at fair value and subsequently marked to fair value through earnings regardless of associated contingencies. The fair value measurement of the TF1 put was determined through the use of a Monte Carlo simulation model. The Monte Carlo model simulates the various sources of uncertainty impacting the value of a financial instrument and uses those simulations to develop an estimated fair value for the instrument. The valuation methodology for the TF1 put is based on unobservable estimates and judgments, and therefore represents a Level 3 fair value measurement. At March 31, 2014 and December 31, 2013, the estimated fair value of the TF1 put was $27 million and $20 million, respectively. There were no changes to the valuation methodology used to estimate the fair value of the TF1 put during the three months ended March 31, 2014. (See Note 2.)
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable and debt. The carrying values for each approximated their fair values other than debt. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.3 billion and $6.6 billion as of March 31, 2014 and December 31, 2013, respectively.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	March 31, 2014	December 31, 2013
Produced content rights:
Completed	$3,761	$3,566
In-production	318	334
Coproduced content rights:
Completed	653	637
In-production	85	84
Licensed content rights:
Acquired	927	880
Prepaid	58	48
Content rights, at cost	5,802	5,549
Accumulated amortization	(3,593)	(3,389)
Total content rights, net	2,209	2,160
Current portion	(307)	(277)
Noncurrent portion	$1,902	$1,883
Content expense, which consists of content amortization, impairments and other production charges, is included in cost of revenues on the consolidated statements of operations. Content expense was $377 million and $256 million for the three months ended March 31, 2014 and 2013, respectively. Content impairments were $6 million and $4 million for the three months ended March 31, 2014 and 2013, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	March 31, 2014	December 31, 2013
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
2.375% Senior Notes, euro denominated, annual interest, due March 2022(a)	412	—
3.30% Senior Notes, semi-annual interest, due May 2022	500	500
3.25% Senior Notes, semi-annual interest, due April 2023	350	350
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	500
4.875% Senior Notes, semi-annual interest, due April 2043	850	850
Capital lease obligations	175	165
Total debt	6,937	6,515
Unamortized discount	(19)	(16)
Debt, net	6,918	6,499
Current portion of debt	(18)	(17)
Noncurrent portion of debt	$6,900	$6,482

(a) Remeasurement from euro using the exchange rate of €1.00 = $1.37 on March 31, 2014.
On March 7, 2014, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued €300 million principal amount ($417 million, at issuance based on the exchange rate of $1.39 per euro at March 7, 2014) of 2.375% Senior Notes due March 7, 2022 (the "2014 Notes"). The proceeds received by DCL from the offering were net of a $3 million issuance discount and $2 million of deferred financing costs.
DCL has the option to redeem some or all of the 2014 Notes at any time prior to their maturity by paying a make-whole premium plus accrued and unpaid interest, if any, through the date of repurchase. Interest on the 2014 Notes is payable annually on March 7 of each year. The 2014 Notes are unsecured and rank equally in right of payment with all of DCL's other unsecured senior indebtedness and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery. The outstanding senior notes contain certain nonfinancial covenants, events of default and other customary provisions. The Company was in compliance with all covenants and customary provisions and there were no events of default as of March 31, 2014.
The 2014 Notes are denominated in euro and expose Discovery to fluctuations in foreign exchange rates in that currency. Discovery has reported the change in fair value for these 2014 Notes in earnings.
In addition to the debt instruments listed in the table above, the Company also has access to a $1.0 billion revolving credit facility. There were no amounts drawn under the revolving credit facility as of March 31, 2014 or December 31, 2013. If the Company were to draw on the revolving credit facility, outstanding balances would bear interest at a variable rate determined pursuant to the lending agreement. Balances outstanding under the revolving credit facility would be due on the expiration date which is October 12, 2017.
The revolving credit facility contains affirmative and negative covenants, including an interest coverage ratio and leverage ratio, events of default and other customary provisions. The Company was in compliance with all covenants and there were no events of default as of March 31, 2014 and December 31, 2013.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company may use derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended March 31, 2014 and 2013, the Company designated foreign currency forward contracts used to hedge anticipated distribution revenue as cash flow hedges. The Company also designated interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. Gains and losses on the effective portion of designated cash flow hedges are initially recorded in accumulated other comprehensive income on the consolidated balance sheet and reclassified to the statement of operations when the hedged item is recognized.
During the three months ended March 31, 2013, the Company entered into foreign exchange contracts in connection with the planned acquisition of SBS Nordic (see Note 2). These derivatives, which economically hedged the Company's exposure to fluctuations in certain foreign currency exchange rates, did not qualify for hedge accounting and realized and unrealized losses resulting thereon were reflected in the consolidated statements of operations. There were no unsettled foreign exchange contracts held by the Company in connection with potential business combinations as of March 31, 2014 and December 31, 2013. The Company also acquired foreign currency forward contracts in its business combinations that did not qualify for hedge accounting. Gains and losses on these foreign currency forward contracts are reflected in other (expense) income, net on the consolidated statements of operations.
TF1 has the conditional right to require the Company to purchase its remaining shares in Eurosport. Written puts that do not qualify for equity classification are reported at fair value and subsequently marked to fair value through earnings regardless of associated contingencies. (See Note 4.)
The Company records all unsettled derivative contracts on the consolidated balance sheet at fair value (see Note 4); derivatives in an asset position are classified as assets, and derivatives in a liability position are classified as liabilities. The Company's master netting agreements allow the Company to settle derivative contracts denominated in the same currency with a single counterparty on the same day on a net basis. There were no amounts eligible to be offset under master netting agreements as of March 31, 2014 and December 31, 2013.
The following table summarizes the notional amount and fair value of the Company's derivative positions (in millions).

		March 31, 2014		December 31, 2013
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$31	$4	$16	$4
Foreign exchange	Other noncurrent assets	$47	$8	$36	$9
Interest rate	Other noncurrent assets	$100	$—	$—	$—
Foreign exchange	Accrued liabilities	$87	$2	$—	$—
Derivatives not designated as hedges:
Foreign exchange	Accrued liabilities	$7	$1	$4	$1
TF1 put right	Accrued liabilities	$573	$27	$574	$20
Foreign exchange	Other noncurrent liabilities	$3	$—	$3	$—
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended March 31,
	2014	2013
Foreign exchange
(Losses) gains recognized in accumulated other comprehensive income	$(2)	$5
Gains reclassified from accumulated other comprehensive income into other (expense) income, net (effective portion)	$1	$—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pretax losses on derivatives not designated as hedges recognized in other (expense) income, net in the consolidated statement of operations (in millions).

	Three Months Ended March 31,
	2014	2013
Foreign exchange	$—	$(59)
TF1 put right	(7)	—
Total	$(7)	$(59)
NOTE 8. REDEEMABLE NONCONTROLLING INTERESTS
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
In connection with the acquisition of SBS Nordic on April 9, 2013, the Company recognized an additional $6 million for the fair value of a noncontrolling interest in one of its Danish subsidiaries (see Note 2). The noncontrolling interest holder has a conditional right from November 20, 2014 through May 31, 2015 to put its 20% ownership interest to SBS. The redemption value is denominated in Danish kroner.
Because exercise of these put rights is outside the Company's control, the noncontrolling interests are presented as redeemable noncontrolling interests outside of stockholders' equity on the Company's consolidated balance sheet. Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items or the redemption values remeasured at the period end foreign exchange rates (i.e. the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive income (loss); however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings and as an adjustment to income from continuing operations available to Discovery Communications, Inc. stockholders in the calculation of earnings per share. (See Note 12.)
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended March 31,
	2014	2013
Beginning balance	$36	$—
Initial fair value of redeemable noncontrolling interests of acquired businesses	—	35
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	1	—
Currency translation on redemption values	1	—
Retained earnings adjustments:
Adjustments to redemption value	(1)	(2)
Ending balance	$37	$33

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. EQUITY
Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangement as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The total authorization under the stock repurchase program is $5.5 billion. As of March 31, 2014, the Company had remaining authorization of $1.7 billion for future repurchases under the stock repurchase program, of which $204 million and $1.5 billion will expire on December 11, 2014 and February 3, 2016, respectively.
Repurchased stock is recorded in treasury stock on the consolidated balance sheet. During the three months ended March 31, 2014 the Company repurchased 3.4 million Series C common shares for $266 million through open market transactions using cash on hand. The Company made no stock repurchases during the three months ended March 31, 2013. As of March 31, 2014, the Company had repurchased over the life of the program 2.8 million and 73.4 million shares of Series A and Series C common stock for the aggregate purchase price of $171 million and $3.6 billion, respectively.
Common Stock
On February 13, 2014, John C. Malone, a member of Discovery’s Board of Directors entered into an agreement granting David Zaslav, the Company’s President and Chief Executive Officer, certain voting and purchase rights with respect to the approximately 5.9 million shares of the Company’s Series B common stock owned by Dr. Malone. The agreement gives Mr. Zaslav the right to vote the Series B shares if Dr. Malone is not otherwise voting or directing the vote of those shares. The agreement also provides that if Dr. Malone proposes to sell the Series B shares, Mr. Zaslav will have the first right to negotiate for the purchase of the shares. If that negotiation is not successful and Dr. Malone proposed to sell the Series B shares to a third party, Mr. Zaslav will have the exclusive right to match that offer. The rights granted under the agreement will remain in effect for as long as Mr. Zaslav is either employed as a principal executive officer of the Company or serving on its Board of Directors.
Preferred Stock Repurchase
On March 6, 2013, the Company agreed to repurchase and retire 4 million shares of its Series C convertible preferred stock from Advance Programming Holdings, LLC for an aggregate purchase price of $256 million, which was recorded as a decrease of par value of preferred stock and retained earnings. The repurchase was made outside of the Company's publicly announced stock repurchase program. The share repurchase was completed on April 5, 2013 using cash on hand. There were no preferred stock repurchases during the three months ended March 31, 2014.
Other Comprehensive Income (Loss)
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made into the consolidated statements of operations (in millions).

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Pretax	Tax Provision	Net-of-tax	Pretax	Tax Provision	Net-of-tax
Currency translation adjustments:
Unrealized gains / (losses)	$2	$(1)	$1	$(64)	$11	$(53)
Reclassification to other (expense) income, net	—	—	—	(9)	3	(6)
Derivative and market value adjustments:
Unrealized (losses) gains	(1)	1	—	7	(3)	4
Reclassifications to other (expense) income, net	(1)	—	(1)	—	—	—
Other comprehensive income (loss)	$—	$—	$—	$(66)	$11	$(55)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Income
The table below presents the changes in the components of accumulated other comprehensive income, net of taxes (in millions).

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(8)	$12	$4	$(1)	$5	$4
Other comprehensive income (loss) before reclassifications	1	—	1	(53)	4	(49)
Reclassifications from accumulated other comprehensive income to net income	—	(1)	(1)	(6)	—	(6)
Ending balance	$(7)	$11	$4	$(60)	$9	$(51)
NOTE 10. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which performance-based restricted stock units ("PRSUs"), time-based restricted stock units ("RSUs"), stock options, unit awards and stock appreciation rights ("SARs") have been issued. As of March 31, 2014, the Company has reserved a total of 72 million shares of its Series A and Series C common stock for future exercises of outstanding and future grants of stock options and future vesting of outstanding and future grants of PRSUs and RSUs. Upon exercise of stock options or vesting of PRSUs and RSUs, the Company issues new shares from its existing authorized but unissued shares. There were 62 million shares of common stock in reserves that were available for future grant under incentive plans as of March 31, 2014.
During the three months ended March 31, 2014, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2013 Form 10-K.
Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended March 31,
	2014	2013
PRSUs and RSUs	$11	$12
Stock options	9	8
Unit awards	1	24
SARs	(2)	16
Total equity-based compensation expense	$19	$60
Tax benefit recognized	$7	$14
Compensation expense for all awards is recorded in selling, general and administrative expense in the consolidated statements of operations. As of March 31, 2014 and December 31, 2013, the Company recorded total liabilities for cash-settled awards of $55 million and $138 million, respectively. The current portion of the liability for cash-settled awards was $35 million and $85 million as of March 31, 2014 and December 31, 2013, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity-Based Award Activity
PRSUs and RSUs
The table below presents PRSU and RSU activity (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2013	2.4	$46.00
Granted	1.6	83.32
Converted	(0.7)	38.55		$58
Forfeited	(0.1)	78.88
Outstanding as of March 31, 2014	3.2	$65.15	1.5	$267
Vested and expected to vest as of March 31, 2014	3.1	$64.88	1.4	$258
PRSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service and the Company's achievement of certain operating performance targets. As of March 31, 2014, there were approximately 2 million outstanding PRSUs with a weighted-average grant price of $64.20. As of March 31, 2014, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $108 million, which is expected to be recognized over a weighted-average period of 1.2 years.
RSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service. As of March 31, 2014, there were slightly less than 1 million outstanding RSUs with a weighted-average grant price of $67.75. As of March 31, 2014, unrecognized compensation cost, net of expected forfeitures, related to RSUs was $43 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	7.6	$36.47
Granted	0.9	83.30
Exercised	(0.3)	28.63		$15
Outstanding as of March 31, 2014	8.2	$41.71	4.5	$335
Vested and expected to vest as of March 31, 2014	8.0	$41.00	4.5	$333
Exercisable as of March 31, 2014	5.4	$29.71	4.0	$283
The Company received cash payments from the exercise of stock options totaling $8 million and $15 million during the three months ended March 31, 2014 and 2013, respectively. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2014 was $21.85 per option. As of March 31, 2014, there was $38 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unit Awards
The table below presents unit award activity (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	1.6	$38.46
Settled	(1.0)	36.96		$52
Outstanding as of March 31, 2014	0.6	$41.17	0.8	$24
Vested and expected to vest as of March 31, 2014	0.6	$41.17	0.8	$24
Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price of Company stock exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. As of March 31, 2014, the weighted-average fair value of unit awards outstanding was $41.98 per unit award. The Company made cash payments to settle vested unit awards totaling $52 million and $49 million during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $12 million of unrecognized compensation cost, net of estimated forfeitures, related to unit awards, which is expected to be recognized over a weighted-average period of 0.8 years.
SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	3.2	$55.20
Granted	3.7	86.51
Settled	(0.9)	53.65		$29
Outstanding as of March 31, 2014	6.0	$74.71	2.0	$62
Vested and expected to vest as of March 31, 2014	6.0	$74.71	2.0	$62
As of March 31, 2014, the weighted-average fair value of SARs outstanding was $17.66 per award. The Company made cash payments of $29 million and $10 million to settle exercised SARs during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $64 million of unrecognized compensation cost, net of estimated forfeitures, related to SARs, which is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
The Discovery Communications, Inc. 2011 Employee Stock Purchase Plan (the "DESPP") enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. During the three months ended March 31, 2014 and 2013, the Company issued 21 thousand and 17 thousand shares under the DESPP and received cash totaling $2 million and $1 million, respectively.
NOTE 11. INCOME TAXES
The Company's provisions for income taxes on income from continuing operations were $118 million and $146 million, and effective income tax rates were 34% and 39% for the three months ended March 31, 2014 and 2013, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended March 31,
	2014	2013
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	3%	3%
Effect of foreign operations	(1)%	1%
Domestic production activity deductions	(3)%	1%
Change in uncertain tax positions	(2)%	—%
Remeasurement gain on previously held equity interest	—%	(2)%
Other, net	2%	1%
Effective income tax rate	34%	39%
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under examination by the IRS for its 2011 and 2010 consolidated federal income tax returns. The Company does not anticipate any material adjustments. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006.
The Company's reserves for uncertain tax positions at March 31, 2014 and December 31, 2013 totaled $181 million and $185 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease as much as $22 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of March 31, 2014 and December 31, 2013, the Company had accrued approximately $14 million and $11 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12. EARNINGS PER SHARE
The table below sets forth the computation of the weighted average number of shares outstanding utilized in determining basic and diluted earnings per share (in millions, except per share amounts).

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$231	$231
Less:
Net income attributable to redeemable noncontrolling interests	(1)	—
Redeemable noncontrolling interest adjustments to redemption value	1	2
Net income available to Discovery Communications, Inc. stockholders	$231	$233

Denominator:
Weighted average shares outstanding — basic	348	363
Weighted average dilutive effect of equity awards	4	4
Weighted average shares outstanding — diluted	352	367
Income per share:
Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$0.66	$0.64
Diluted	$0.66	$0.63
Earnings per share is calculated by dividing the applicable income available to Discovery Communications, Inc. stockholders from continuing operations by the weighted average number of shares outstanding. The Company applies the two-class method for calculating earnings per share. The two-class method calculates earnings per share by distinguishing between the classes of securities based on the proportionate participation rights of each award type in the Company's undistributed income. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value, excluding currency translation adjustments, are reflected in earnings per share using the two-class method, similar to the treatment of a dividend.
At March 31, 2014 and 2013, the weighted average number of basic and diluted shares outstanding included the Company’s outstanding Series A, Series B and Series C common stock, as well as its outstanding Series A and Series C convertible preferred stock, as the holder of each common and preferred series legally participates equally in any per share distributions. Diluted earnings per share adjusts basic earnings per share for the dilutive effect of the assumed exercise of outstanding equity awards using the treasury stock method. Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
The table below presents the details of the equity-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended March 31,
	2014	2013
Anti-dilutive stock options, PRSUs and RSUs	1	—
PRSUs whose performance targets have not been achieved	2	1

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
Accrued liabilities consisted of the following (in millions).

	March 31, 2014	December 31, 2013
Accrued payroll and related benefits	$284	$373
Content rights payable	184	212
Accrued income taxes	121	71
Accrued interest	105	43
Current portion of equity-based compensation liabilities	35	85
Other accrued liabilities	218	208
Total accrued liabilities	$947	$992
Other (Expense) Income, Net
Other (expense) income, net consisted of the following (in millions).

	Three Months Ended March 31,
	2014	2013
Foreign currency losses, net	$(11)	$(2)
Loss on derivative instruments	(7)	(59)
Remeasurement gain on previously held equity interest	—	92
Other income, net	1	—
Total other (expense) income, net	$(17)	$31
Cash Proceeds from Equity-Based Plans, Net
Cash proceeds from equity-based plans, net consisted of the following (in millions).

	Three Months Ended March 31,
	2014	2013
Tax settlements associated with equity-based plans	$(26)	$(22)
Excess tax benefits from equity-based compensation	16	13
Proceeds from issuance of common stock for equity-based plans	10	16
Total cash proceeds from equity-based plans, net	$—	$7
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Media Corporation ("Liberty Media") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Dr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 27% of the aggregate voting power with respect to the election of directors of Liberty Global. Dr. Malone is Chairman of the Board of Liberty Media and beneficially owns approximately 47% of the aggregate voting power with respect to the election of directors of Liberty Media. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. The Company also discloses related party revenues for content and services provided to equity method investees, including unconsolidated VIEs (see Note 3). Other related party revenue and service charges included in the table below primarily consist of distribution revenue from J:COM earned by Discovery Japan. Following the consolidation of Discovery Japan (see Note 2), revenues earned from J:COM are reflected in related party revenues.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2014	2013
Revenues and service charges:
Liberty Group(a)	$38	$12
Equity method investees	21	17
Other	8	5
Total revenues and service charges	$67	$34
Interest income(b)	$9	$9
Expenses	$10	$7

(a) The increase in revenue from transactions with the Liberty Group is primarily attributable to activity with Charter Communications, Inc. ("Charter") and Virgin Media, Inc. ("Virgin Media"). In May 2013 Liberty Media completed its equity method investment in Charter; Dr. Malone is on Charter's board of directors. In June 2013, Liberty Global announced it had completed its acquisition of Virgin Media. Transactions with Charter and Virgin Media have been reported as related party transactions since the date they became related parties.
(b) The Company records interest earnings from loans to equity method investees as a component of earnings (losses) from equity method investees, net, in the consolidated statements of operations.
The table below presents receivables due from related parties (in millions).

	March 31, 2014	December 31, 2013
Receivables	$45	$41
Note receivable (see Note 3)	$473	$483
NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and capital leases, employment contracts, arrangements to purchase various goods and services, future funding commitments to equity method investees (see Note 3), and the obligation to issue additional shares of preferred stock under the anti-dilution provisions of its outstanding preferred stock.
Contingencies
Put Rights
The Company has granted put rights related to certain equity method investments and consolidated subsidiaries: Harpo has the right to require the Company to purchase its interest in OWN for fair value at various dates (see Note 3); TF1 has the right to require the Company to purchase its remaining shares in Eurosport at various dates should Discovery acquire a controlling interest in Eurosport (see Note 4); and noncontrolling interests hold put rights that obligate the Company to purchase redeemable noncontrolling interests in consolidated subsidiaries (see Note 8).
Legal Matters
In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the     Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Guarantees
The Company has guaranteed a certain level of operating performance for the Hub Network (see Note 3). There were no amounts recorded for guarantees associated with the Hub Network as of March 31, 2014 and December 31, 2013.
The Company may provide indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of March 31, 2014 and December 31, 2013.
NOTE 16. REPORTABLE SEGMENTS
The Company’s reportable segments are determined based on (i) financial information reviewed by its chief operating decision maker (“CODM”), the Chief Executive Officer, (ii) internal management and related reporting structure, and (iii) the basis upon which the CODM makes resource allocation decisions.
The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated for consolidation are not eliminated at the segment level as they are treated as a third-party sales transactions in determining segment performance. Inter-segment transactions, which primarily include the purchase of advertising and content between segments, were not significant for the periods presented.
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) exit and restructuring charges, (v) certain impairment charges and (vi) gains and losses on business and asset dispositions. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market equity-based compensation, exit and restructuring charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. The Company also excludes depreciation of fixed assets, amortization of intangible assets and deferred launch incentives, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. The tables below present summarized financial information for each of the Company’s reportable segments and corporate and inter-segment eliminations (in millions).
Revenues by Segment

	Three Months Ended March 31,
	2014	2013
U.S. Networks	$708	$686
International Networks	671	444
Education	32	27
Corporate and inter-segment eliminations	—	(1)
Total revenues	$1,411	$1,156
Adjusted OIBDA by Segment

	Three Months Ended March 31,
	2014	2013
U.S. Networks	$383	$377
International Networks	221	187
Education	6	7
Corporate and inter-segment eliminations	(85)	(71)
Total Adjusted OIBDA	$525	$500

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Total Adjusted OIBDA to Total Operating Income

	Three Months Ended March 31,
	2014	2013
Total Adjusted OIBDA	$525	$500
Amortization of deferred launch incentives	(2)	(5)
Mark-to-market equity-based compensation	(3)	(46)
Depreciation and amortization	(83)	(32)
Restructuring charges	(3)	(1)
Operating income	$434	$416
Total Assets by Segment

	March 31, 2014	December 31, 2013
U.S. Networks	$2,919	$2,978
International Networks	5,228	4,792
Education	118	125
Corporate and inter-segment eliminations	7,046	7,084
Total assets	$15,311	$14,979
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CODM.
NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of March 31, 2014 and December 31, 2013, the senior notes outstanding (see Note 6) have been issued by DCL, a wholly-owned subsidiary of the Company, pursuant to Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company (collectively, the “Issuers”), may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
March 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$126	$631	$—	$—	$757
Receivables, net	—	—	405	936	—	—	1,341
Content rights, net	—	—	—	307	—	—	307
Deferred income taxes	—	—	33	43	—	—	76
Prepaid expenses and other current assets	—	—	157	102	—	—	259
Intercompany trade receivables, net	—	—	313	—	—	(313)	—
Total current assets	—	—	1,034	2,019	—	(313)	2,740
Investment in and advances to subsidiaries	6,266	6,275	7,620	—	4,191	(24,352)	—
Noncurrent content rights, net	—	—	628	1,274	—	—	1,902
Goodwill	—	—	3,769	3,601	—	—	7,370
Intangible assets, net	—	—	318	1,198	—	—	1,516
Equity method investments	—	—	330	750	—	—	1,080
Other noncurrent assets	—	20	174	529	—	(20)	703
Total assets	$6,266	$6,295	$13,873	$9,371	$4,191	$(24,685)	$15,311
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$6	$12	$—	$—	$18
Other current liabilities	85	8	416	726	—	—	1,235
Intercompany trade payables, net	—	—	—	313	—	(313)	—
Total current liabilities	85	8	422	1,051	—	(313)	1,253
Noncurrent portion of debt	—	—	6,753	147	—	—	6,900
Other noncurrent liabilities	1	—	423	515	21	(20)	940
Total liabilities	86	8	7,598	1,713	21	(333)	9,093
Redeemable noncontrolling interests	—	—	—	37	—	—	37
Equity attributable to Discovery Communications, Inc.	6,180	6,287	6,275	7,620	4,170	(24,352)	6,180
Noncontrolling interests	—	—	—	1	—	—	1
Total equity	6,180	6,287	6,275	7,621	4,170	(24,352)	6,181
Total liabilities and equity	$6,266	$6,295	$13,873	$9,371	$4,191	$(24,685)	$15,311

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$123	$285	$—	$—	$408
Receivables, net	—	—	449	922	—	—	1,371
Content rights, net	—	—	12	265	—	—	277
Deferred income taxes	—	—	31	42	—	—	73
Prepaid expenses and other current assets	52	—	143	86	—	—	281
Intercompany trade receivables, net	—	—	286	—	—	(286)	—
Total current assets	52	—	1,044	1,600	—	(286)	2,410
Investment in and advances to consolidated subsidiaries	6,147	6,155	7,135	—	4,112	(23,549)	—
Noncurrent content rights, net	—	—	615	1,268	—	—	1,883
Goodwill	—	—	3,769	3,572	—	—	7,341
Intangible assets, net	—	—	320	1,245	—	—	1,565
Equity method investments	—	—	330	757	—	—	1,087
Other noncurrent assets	—	19	173	521	—	(20)	693
Total assets	$6,199	$6,174	$13,386	$8,963	$4,112	$(23,855)	$14,979
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$5	$12	$—	$—	$17
Other current liabilities	1	6	421	849	—	—	1,277
Intercompany trade payables, net	—	—	—	286	—	(286)	—
Total current liabilities	1	6	426	1,147	—	(286)	1,294
Noncurrent portion of debt	—	—	6,343	139	—	—	6,482
Other noncurrent liabilities	2	—	462	505	21	(20)	970
Total liabilities	3	6	7,231	1,791	21	(306)	8,746
Redeemable noncontrolling interests	—	—	—	36	—	—	36
Equity attributable to Discovery Communications, Inc.	6,196	6,168	6,155	7,135	4,091	(23,549)	6,196
Noncontrolling interests	—	—	—	1	—	—	1
Total equity	6,196	6,168	6,155	7,136	4,091	(23,549)	6,197
Total liabilities and equity	$6,199	$6,174	$13,386	$8,963	$4,112	$(23,855)	$14,979

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$451	$962	$—	$(2)	$1,411
Costs of revenues, excluding depreciation and amortization	—	—	111	373	—	(2)	482
Selling, general and administrative	3	—	64	342	—	—	409
Depreciation and amortization	—	—	10	73	—	—	83
Restructuring charges	—	—	—	3	—	—	3
Total costs and expenses	3	—	185	791	—	(2)	977
Operating (loss) income	(3)	—	266	171	—	—	434
Equity in earnings of subsidiaries	232	232	108	—	155	(727)	—
Interest expense	—	—	(79)	(2)	—	—	(81)
Income from equity investees, net	—	—	3	10	—	—	13
Other income (expense), net	—	—	4	(21)	—	—	(17)
Income from continuing operations before income taxes	229	232	302	158	155	(727)	349
Benefit from (provision for) income taxes	1	—	(70)	(49)	—	—	(118)
Net income	230	232	232	109	155	(727)	231
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc.	$230	$232	$232	$109	$155	$(728)	$230

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$443	$718	$—	$(5)	$1,156
Costs of revenues, excluding depreciation and amortization	—	—	110	236	—	(4)	342
Selling, general and administrative	3	—	72	291	—	(1)	365
Depreciation and amortization	—	—	9	23	—	—	32
Restructuring charges	—	—	—	1	—	—	1
Total costs and expenses	3	—	191	551	—	(5)	740
Operating (loss) income	(3)	—	252	167	—	—	416
Equity in earnings of subsidiaries	233	233	157	—	155	(778)	—
Interest expense	—	—	(67)	(1)	—	—	(68)
Losses from equity investees, net	—	—	—	(2)	—	—	(2)
Other (expense) income, net	—	—	(59)	90	—	—	31
Income from continuing operations before income taxes	230	233	283	254	155	(778)	377
Benefit from (provision for) income taxes	1	—	(50)	(97)	—	—	(146)
Net income available to Discovery Communications, Inc.	$231	$233	$233	$157	$155	$(778)	$231

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$230	$232	$232	$109	$155	$(727)	$231
Other comprehensive income (loss), net of tax:
Currency translation adjustments	1	1	1	3	1	(6)	1
Derivative and market value adjustments	(1)	(1)	(1)	(1)	(1)	4	(1)
Comprehensive income	230	232	232	111	155	(729)	231
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to Discovery Communications, Inc.	$230	$232	$232	$111	$155	$(730)	$230

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
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(59)	(59)	(59)	(59)	(39)	216	(59)
Derivative and market value adjustments	4	4	4	1	3	(12)	4
Comprehensive income attributable to Discovery Communications, Inc.	$176	$178	$178	$99	$119	$(574)	$176

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by operating activities	$133	$2	$24	$82	$—	$—	$241
Investing Activities
Purchases of property and equipment	—	—	(7)	(21)	—	—	(28)
Business acquisitions, net of cash acquired	—	—	—	(17)	—	—	(17)
Distributions from equity method investees	—	—	—	16	—	—	16
Returns from equity method investees, net	—	—	—	1	—	—	1
Cash used in investing activities	—	—	(7)	(21)	—	—	(28)
Financing Activities
Borrowings from debt, net of discount and issuance costs	—	—	412	—	—	—	412
Principal repayments of capital lease obligations	—	—	(1)	(3)	—	—	(4)
Repurchases of common stock	(266)	—	—	—	—	—	(266)
Cash proceeds from equity-based plans, net	(1)	—	—	1	—	—	—
Inter-company contributions and other financing activities, net	134	(2)	(425)	291	—	—	(2)
Cash (used in) provided by financing activities	(133)	(2)	(14)	289	—	—	140
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	—	(4)
Net change in cash and cash equivalents	—	—	3	346	—	—	349
Cash and cash equivalents, beginning of period	—	—	123	285	—	—	408
Cash and cash equivalents, end of period	$—	$—	$126	$631	$—	$—	$757

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(72)	$7	$83	$113	$—	$—	$131
Investing Activities
Purchases of property and equipment	—	—	(11)	(15)	—	—	(26)
Business acquisition, net of cash acquired	—	—	—	(60)	—	—	(60)
Hedging instruments, net	—	—	(39)	—	—	—	(39)
Investments in and advances to equity method investees	—	—	—	(25)	—	—	(25)
Cash used in investing activities	—	—	(50)	(100)	—	—	(150)
Financing Activities
Borrowings from debt, net of discount and issuance costs	—	—	1,186	—	—	—	1,186
Principal repayments of capital lease obligations	—	—	(2)	(9)	—	—	(11)
Cash proceeds from equity-based plans, net	7	—	—	—	—	—	7
Inter-company contributions and other financing activities, net	65	(7)	(48)	(10)	—	—	—
Cash provided (used in) by financing activities	72	(7)	1,136	(19)	—	—	1,182
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	—	(4)
Net change in cash and cash equivalents	—	—	1,169	(10)	—	—	1,159
Cash and cash equivalents, beginning of period	—	—	1,022	179	—	—	1,201
Cash and cash equivalents, end of period	$—	$—	$2,191	$169	$—	$—	$2,360

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in the 2013 Form 10-K.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors over contract interpretation; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of distribution and production companies; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2013 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including digital distribution arrangements, throughout the world. Our global portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC and Animal Planet. We also have a diversified portfolio of web-native networks and sell curriculum-based educational products and services.
Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition branded channels and businesses that can sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, on-line streaming, mobile devices, VOD and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home ("DTH") satellite operators, telecommunication service providers, and other content distributors who deliver our content to their customers.
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
We classify our operations in three reporting segments: U.S. Networks, consisting principally of domestic television networks and websites; International Networks, consisting primarily of international television networks and websites; and Education, consisting principally of curriculum-based product and service offerings.
U.S. Networks
U.S. Networks generated revenues of $708 million during the three months ended March 31, 2014, which represented 50% of our total consolidated revenues. Our U.S. Networks segment principally consists of national television networks. Our U.S. Networks segment wholly owns and operates nine national television networks, including Discovery Channel, TLC, Animal Planet, Investigation Discovery, and Science. In addition, this segment holds equity method interests in OWN and the Hub Network.
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
During the three months ended March 31, 2014, distribution, advertising and other revenues were 45%, 53% and 2%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet, collectively, generated 63% of U.S. Networks’ total revenues for the three months ended March 31, 2014.
U.S. Networks’ largest single cost is content expense, which includes content amortization, content impairments and production costs. U.S. Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method of amortization over the estimated useful lives of the content of up to five years. Most of U.S. Networks' content is amortized using an accelerated amortization method.
International Networks
International Networks generated revenues of $671 million during the three months ended March 31, 2014, which represented 48% of our total consolidated revenues. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay-television market in the world through operational centers in London, Singapore and Miami. Discovery Channel, Animal Planet, TLC, Investigation Discovery, and Science Channel lead the International Networks' portfolio of television networks. International Networks has a large international distribution platform for its networks with as many as 15 networks in more than 220 countries and territories around the world. At March 31, 2014, International Networks operated over 250 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also operates free-to-air networks in Europe and the Middle East, broadcast networks in the Nordics and continues to pursue further international expansion. The penetration and growth rates of pay television services varies across the 220 countries and territories depending on the dominance of different television platforms in local markets. While pay television services have greater penetration in certain markets, free-to-air or broadcast television are dominant in others. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
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
Advertising revenue is dependent upon a number of factors including the development of pay and free-to-air television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, we expect that advertising revenue growth will result from continued subscriber growth, our localization strategy, and the shift of advertising spending from traditional broadcast networks to channels in the multi-channel environment. In relatively mature markets, such as Western Europe, growth in advertising revenue will come from increasing viewership and pricing of advertising on our existing television networks and the launching of new services, both organic and through acquisitions. During the three months ended March 31, 2014, distribution, advertising and other revenues were 50%, 47% and 3%, respectively, of total net revenues for this segment.
International Networks’ largest cost is content expense. International Networks executes a localization strategy by offering programming from U.S. Networks, customized content and localized schedules via our distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. Most of International Networks' content is amortized using an accelerated amortization method.
On February 28, 2014, we acquired a factual entertainment production company in the U.K that will improve the sourcing of content for our networks.
On January 21, 2014, we entered into an agreement with TF1 to acquire a controlling interest in Eurosport International ("Eurosport"), a leading pan-European sports media platform, by increasing our ownership stake from 20% to 51% for cash of approximately €253 million ($343 million) subject to working capital adjustments. The Company expects the acquisition to close in the second quarter of 2014 subject to the receipt of necessary regulatory approvals. Due to regulatory constraints, the acquisition initially excludes Eurosport France, a subsidiary of Eurosport. We will retain a 20% equity interest in Eurosport France and a commitment to acquire another 31% ownership interest beginning in 2015, contingent upon resolution of all regulatory matters. The flagship Eurosport network focuses on regionally popular sports such as tennis, skiing, cycling and motor sports and reaches 133 million homes across 54 countries in 20 languages. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast), Eurosport Asia-Pacific, and Eurosportnews. The acquisition is intended to increase the growth of Eurosport and enhance our pay television offerings in Europe. TF1 will have the right to put the entirety of its remaining 49% non-controlling interest to the Company during two windows for two and a half years after completion of this acquisition. If the put is exercised during the first 90 day window beginning July 1, 2015, it has a floor value equal to the fair value per share of Eurosport on the closing date of the Company's acquisition of the controlling interest. If the put is exercised during the second 90 day window beginning July 1, 2016, it is priced at the then-current fair value per share of Eurosport, or as may be agreed between the Company and TF1.
On April 9, 2013, we acquired the television and radio operations of SBS Nordic from Prosiebensat.1 Media AG for cash of approximately €1.4 billion ($1.8 billion), including closing purchase price adjustments.
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
Education
Education generated revenues of $32 million during the three months ended March 31, 2014, which represented 2% of our total consolidated revenues for the three months ended March 31, 2014. Our Education segment is comprised of educational curriculum-based product and service offerings. This segment generates revenues primarily from subscriptions charged to K-12 schools for access to an on-line suite of curriculum-based VOD tools, professional development services and digital textbooks. Our education business also participates in global brand and content licensing and engages in partnerships with leading non-profits, corporations, foundations and trade associations.
On November 1, 2013, we acquired an education business in the U.K. that will complement our existing service offerings and expand our operations internationally. (See Note 2 to the accompanying consolidated financial statements.)

RESULTS OF OPERATIONS
Items Impacting Comparability
On April 9, 2013, we acquired SBS Nordic (see Note 2 to the accompanying consolidated financial statements). We included the operations of SBS Nordic in our consolidated financial statements as of the acquisition date. As a result, the acquisition of SBS Nordic impacted the comparability of our results of operations between the three months ended March 31, 2014 and 2013. Accordingly, to assist the reader in understanding the changes in our results of operations, the following tables present the calculation of comparative Adjusted OIBDA excluding SBS Nordic, as reported within our consolidated financial statements and International Networks segment for the three months ended March 31, 2014 (in millions). The comparability of the results of other segments was not impacted by this acquisition. Other acquisitions did not have a material effect on the comparability of results for the periods presented. Adjusted OIBDA is defined and a reconciliation to operating income is presented in the Segment Results of Operations section.

Consolidated	Three Months Ended March 31,
	2014	2014	2014	2013
	Total Company As Reported	SBS Nordic	Total Company Ex- SBS Nordic	Total Company As Reported	% Change Ex-SBS Nordic
Revenues:
Distribution	$657	$46	$611	$583	5%
Advertising	689	128	561	508	10%
Other	65	5	60	65	(8)%
Total Revenues	$1,411	$179	$1,232	$1,156	7%

Adjusted OIBDA	$525	$19	$506	$500	1%

International Networks	Three Months Ended March 31,
	2014	2014	2014	2013
	International Networks As Reported	SBS Nordic	International Networks Ex- SBS Nordic	International Networks As Reported	% Change Ex-SBS Nordic
Revenues:
Distribution	$338	$46	$292	$275	6%
Advertising	316	128	188	152	24%
Other	17	5	12	17	(29)%
Total Revenues	$671	$179	$492	$444	11%

Adjusted OIBDA	$221	$19	$202	$187	8%

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2014	2013	% Change
Revenues:
Distribution	$657	$583	13%
Advertising	689	508	36%
Other	65	65	—%
Total revenues	1,411	1,156	22%
Costs of revenues, excluding depreciation and amortization	482	342	41%
Selling, general and administrative	409	365	12%
Depreciation and amortization	83	32	NM
Restructuring charges	3	1	NM
Total costs and expenses	977	740	32%
Operating income	434	416	4%
Interest expense	(81)	(68)	19%
Income (loss) from equity method investees, net	13	(2)	NM
Other (expense) income, net	(17)	31	NM
Income from continuing operations before income taxes	349	377	(7)%
Provision for income taxes	(118)	(146)	(19)%
Net income	231	231	—%
Net income attributable to redeemable noncontrolling interests	(1)	—	NM
Net income available to Discovery Communications, Inc.	$230	$231	—%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations and the acquisition of SBS Nordic, consolidated distribution revenue increased 7%, or $39 million, for the three months ended March 31, 2014, as a result of increases of $11 million and $28 million for the three months ended March 31, 2014, at our U.S. Networks and International Networks segments, respectively. The increase in distribution revenue at U.S. Networks, excluding the impact of digital distribution revenue, for the three months ended March 31, 2014 was 6%. Digital distribution revenue, which is earned under agreements to license programs, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries. The increase in the International Networks' distribution revenue, excluding the impact of foreign currency and the acquisition of SBS Nordic, was attributable to revenue growth in Latin America and to a lesser extent, to growth in Central and Eastern Europe, the Middle East, and Africa ("CEEMEA"), which both experienced increases in subscribers and rates.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, and the mix of sales of commercial time between the upfront and scatter markets, which is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Excluding the impact of foreign currency fluctuations and the acquisition of SBS Nordic, consolidated advertising revenue increased 10%, or $52 million, for the three months ended March 31, 2014, as a result of increases of $17 million and $35 million for the three months ended March 31, 2014, at our U.S. Networks and International Networks segments, respectively. For our U.S. Networks segment, the increase was primarily due to increased pricing. For our International Networks segment, most of the increase was due to increases in pricing and ratings on our free-to-air networks in Western Europe, and to a lesser extent, to improved delivery in Latin America and pricing in CEEMEA and the Nordics, in equivalent amounts.
Excluding the impacts of foreign currency fluctuations and the acquisition of SBS Nordic, other revenue for the three months ended March 31, 2014 was consistent with the prior year.

Costs of Revenues
Excluding the impacts of foreign currency fluctuations and the acquisition of SBS Nordic, costs of revenues increased 8%, or $27 million, for the three months ended March 31, 2014. The increase was the result of increases of $4 million and $20 million, at our U.S. Networks and International Networks segments, respectively. The increase in costs of revenues was primarily due to an increase in content expense, which is consistent with our commitment to content development, and accelerated amortization from the increased use of U.S. Networks' content by International Networks and content acquisition for international free-to-air networks and channel launches.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations and the acquisition of SBS Nordic, selling, general and administrative expenses decreased 2%, or $8 million, for the three months ended March 31, 2014. The decrease in selling, general and administrative expenses was primarily due to a decrease in mark-to-market equity-based compensation, partially offset by increased marketing expenses and personnel costs in equivalent amounts.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization expense increased $51 million for the three months ended March 31, 2014. The increase was due to the amortization of intangible assets related to business combinations during 2013. (See Note 2 to the accompanying consolidated financial statements.)
Restructuring Charges
Restructuring charges increased $2 million for the three months ended March 31, 2014. The increase is primarily due to charges related to employee terminations.
Interest Expense
Interest expense increased $13 million for the three months ended March 31, 2014 due to an increase in outstanding debt.
Income (Loss) from Equity Investees, Net
Income from our equity method investees increased $15 million for the three months ended March 31, 2014 primarily due to improved operating results at OWN.
Other (Expense) Income, Net
The table below presents the details of other (expense) income, net (in millions).

	Three Months Ended March 31,
	2014	2013
Foreign currency losses, net	$(11)	$(2)
Loss on derivative instruments	(7)	(59)
Remeasurement gain on previously held equity interest	—	92
Other income, net	1	—
Total other (expense) income, net	$(17)	$31
Other (expense) income, net, decreased $48 million for the three months ended March 31, 2014, primarily due to the $92 million remeasurement gain related to the acquisition of Discovery Japan and the $59 million derivative loss on hedging the purchase price of SBS Nordic recorded in 2013. The $9 million increase in foreign currency losses, net for the three months ended March 31, 2014 was primarily attributable to a remeasurement loss on cash and accounts receivable held in Venezuelan bolivars due to changes in Venezuela's currency exchange mechanisms (see Item 3, Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q).

Provision for Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended March 31,
	2014	2013
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	3%	3%
Effect of foreign operations	(1)%	1%
Domestic production activity deductions	(3)%	1%
Change in uncertain tax positions	(2)%	—%
Remeasurement gain on previously held equity interest	—%	(2)%
Other, net	2%	1%
Effective income tax rate	34%	39%
Our provisions for income taxes on income from continuing operations were $118 million and $146 million, and the effective tax rates were 34% and 39% for the three months ended March 31, 2014 and 2013, respectively. The net 5% decrease in the effective tax rate was primarily due to a 4% decrease related to the domestic production activities deduction following certain legislative changes in 2013, a 2% decrease due to the tax effect of inter-company transactions subject to foreign income tax rates that vary compared with U.S. rates, as well as an additional 2% decrease attributable to reductions in our unrecognized tax benefits reserve for tax positions in prior years. These decreases were partially offset by an increase of 2% in the tax rate due to the $92 million remeasurement gain on previously held equity interest in Discovery Japan recognized upon consolidation in 2013 which was not taxable because we intend to defer indefinitely the realization of this gain for tax purposes. (See Note 11 to the accompanying consolidated financial statements.)
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

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended March 31,
	2014	2013	% Change
Revenue:
U.S. Networks	$708	$686	3%
International Networks	671	444	51%
Education	32	27	19%
Corporate and inter-segment eliminations	—	(1)	(100)%
Total revenue	1,411	1,156	22%
Costs of revenues, excluding depreciation and amortization	(482)	(342)	41%
Selling, general and administrative(a)	(406)	(319)	27%
Add: Amortization of deferred launch incentives(b)	2	5	(60)%
Adjusted OIBDA	$525	$500	5%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring charges and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives is included as a reduction of distribution revenue for reporting in accordance with GAAP but is excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended March 31,
	2014	2013	% Change
Adjusted OIBDA:
U.S. Networks	$383	$377	2%
International Networks	221	187	18%
Education	6	7	(14)%
Corporate and inter-segment eliminations	(85)	(71)	20%
Total Adjusted OIBDA	525	500	5%
Amortization of deferred launch incentives	(2)	(5)	(60)%
Mark-to-market equity-based compensation	(3)	(46)	(93)%
Depreciation and amortization	(83)	(32)	NM
Restructuring charges	(3)	(1)	NM
Operating income	$434	$416	4%

U.S. Networks
The table below presents our U.S. Networks segment revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2014	2013	% Change
Revenues:
Distribution	$319	$308	4%
Advertising	373	356	5%
Other	16	22	(27)%
Total revenues	708	686	3%
Costs of revenues, excluding depreciation and amortization	(193)	(189)	2%
Selling, general and administrative	(132)	(122)	8%
Add: Amortization of deferred launch incentives	—	2	(100)%
Adjusted OIBDA	383	377	2%
Amortization of deferred launch incentives	—	(2)	(100)%
Depreciation and amortization	(3)	(3)	—%
Restructuring charges	(1)	(1)	—%
Operating income	$379	$371	2%
Revenues
Distribution revenue for the three months ended March 31, 2014 increased $11 million. The increase in distribution revenue, excluding the impact of digital distribution revenue, was 6%. The increase in distribution revenue excluding digital distribution revenue was primarily due to annual contractual rate increases. The subscriber base for the U.S. pay television distribution market has remained relatively flat over recent periods. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries. A decline in digital distribution revenue offset the increase in total distribution revenue by 2%.
Advertising revenue for the three months ended March 31, 2014 increased $17 million. The increase was primarily attributable to increases in pricing.
Other revenue decreased $6 million for the three months ended March 31, 2014. The decrease was primarily attributable to a decrease in content production contracts.
Costs of Revenues
Costs of revenues for the three months ended March 31, 2014 increased $4 million. The increase was primarily attributable to an increase in content expense, which is consistent with our commitment to content development, partially offset by decreases in sales commissions.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2014 increased $10 million. The increase was primarily attributable to increased marketing expenses for the tent pole event special, Klondike.
Adjusted OIBDA
Adjusted OIBDA for the three months ended March 31, 2014 increased $6 million. Revenue increased due to increased pricing with advertisers and contractual rate increases with our distributors. These increases were partially offset by higher costs of revenues and selling, general and administrative expenses.

International Networks
The table below presents our International Networks segment revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2014	2013	% Change
Revenues:
Distribution	$338	$275	23%
Advertising	316	152	NM
Other	17	17	—%
Total revenues	671	444	51%
Costs of revenues, excluding depreciation and amortization	(280)	(147)	90%
Selling, general and administrative	(172)	(113)	52%
Add: Amortization of deferred launch incentives	2	3	(33)%
Adjusted OIBDA	221	187	18%
Amortization of deferred launch incentives	(2)	(3)	(33)%
Depreciation and amortization	(64)	(15)	NM
Restructuring charges	(1)	—	NM
Operating income	$154	$169	(9)%
Revenues
Excluding the impact of foreign currency fluctuations and the acquisition of SBS Nordic, distribution revenue increased 10%, or $28 million, for the three months ended March 31, 2014. The increase was mostly attributable to revenue growth in Latin America, and to a lesser extent, to growth in CEEMEA. The growth in Latin America and CEEMEA was due to increases in subscribers and affiliate rates, which is consistent with the continued development of the pay television market in those regions.
Excluding the impact of foreign currency fluctuations and the acquisition of SBS Nordic, advertising revenue increased 23%, or $35 million, for the three months ended March 31, 2014. The increase was mostly due to improved pricing and ratings on our free-to-air networks in Western Europe, and to a lesser extent, to improved delivery in Latin America and pricing in CEEMEA and the Nordics, in equivalent amounts.
Excluding the impact of foreign currency fluctuations and the acquisition of SBS Nordic, other revenue decreased 29%, or $5 million, for the three months ended March 31, 2014. The decrease for the three months ended March 31, 2014 was mostly attributable to a decrease in content production contracts.
Costs of Revenues
Excluding the impact of foreign currency fluctuations and the acquisition of SBS Nordic, costs of revenues increased 13%, or $20 million, for the three months ended March 31, 2014. The increase was primarily attributable to the increased use of U.S. Networks' content, content for new channel launches and acquisitions for free-to-air networks and channel launches.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and the acquisition of SBS Nordic, selling, general and administrative expenses increased 6%, or $7 million, for the three months ended March 31, 2014. The increase was attributable to increased personnel costs due to a transition of certain activities from regional hubs to various international locations and marketing expenses in equivalent amounts.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and the acquisition of SBS Nordic, Adjusted OIBDA increased 18%, or $31 million, for the three months ended March 31, 2014. The increase was due to increases in advertising revenue on our free-to-air networks in Western Europe and distribution revenue growth in Latin America and CEEMEA, partially offset by higher content expense, marketing expenses and personnel costs.

Education
The following table presents our Education segment revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2014	2013	% Change
Revenues	$32	$27	19%
Costs of revenues, excluding depreciation and amortization	(8)	(7)	14%
Selling, general and administrative	(18)	(13)	38%
Adjusted OIBDA	6	7	(14)%
Depreciation and amortization	(2)	(1)	100%
Restructuring charges	(1)	—	NM
Operating income	$3	$6	(50)%
Adjusted OIBDA for the three months ended March 31, 2014 was consistent with the prior year. Revenue and selling, general and administrative expenses increased due to a business combination that occurred in late 2013.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended March 31,
	2014	2013	% Change
Revenues	$—	$(1)	(100)%
Costs of revenues, excluding depreciation and amortization	(1)	1	NM
Selling, general and administrative	(84)	(71)	18%
Adjusted OIBDA	(85)	(71)	20%
Mark-to-market equity-based compensation	(3)	(46)	(93)%
Depreciation and amortization	(14)	(13)	8%
Operating loss	$(102)	$(130)	(22)%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA decreased $14 million for three months ended March 31, 2014 mostly due to increases in personnel costs, including acceleration of equity-based compensation expense, and to a lesser extent, to various other selling, general and administrative expenses. The decrease in mark-to-market equity-based compensation expense was attributable to a decrease in Discovery stock price during the three months ended March 31, 2014 compared with an increase in Discovery stock price during the three months ended March 31, 2013. Changes in stock price are a key driver of fair value estimates used in the attribution of expense for unit awards and SARs.
FINANCIAL CONDITION
Sources and Uses of Cash
As of March 31, 2014, we had $757 million of cash and cash equivalents on hand and approximately $1.0 billion available to borrow under our revolving credit facility. As a public company, we may have access to other sources of capital such as the public bond and equity markets. On March 7, 2014, DCL, our wholly-owned subsidiary, issued €300 million principal amount ($417 million, at issuance) of 2.375% Senior Notes due March 7, 2022. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, interest on our outstanding senior notes, and funding for various equity method and other investments.

•
In 2014, we expect our uses of cash to include additional business combinations and investments. On January 21, 2014, we entered into an agreement with TF1 to acquire a controlling interest in Eurosport, a leading pan-European sports media platform, by increasing our ownership stake from 20% to 51% for cash of approximately €253 million ($343 million) subject to working capital adjustments. (See Note 2 to the accompanying consolidated financial statements.)

•
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

•
As of March 31, 2014, we had remaining authorization of $1.7 billion for future repurchases of our common stock under our stock repurchase program, of which $204 million and $1.5 billion will expire on December 11, 2014 and February 3, 2016, respectively. We have been funding our stock repurchases through a combination of cash on hand and cash generated by operations. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions, at prevailing market prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of March 31, 2014, we had repurchased 2.8 million and 73.4 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $3.6 billion, respectively. (See Note 9 to the accompanying consolidated financial statements.)

•
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the three months ended March 31, 2014, we made cash payments of $41 million and $20 million for income taxes and interest on our outstanding senior notes, respectively.

•
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the three months ended March 31, 2014, we paid $81 million for cash-settled equity awards. As of March 31, 2014, liabilities totaled $55 million for outstanding cash-settled equity awards, of which $35 million was classified as current. (See Note 10 to the accompanying consolidated financial statements.)

•
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of March 31, 2014, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $473 million including interest. We expect OWN to continue to make payments on the note in 2014. We may provide additional funding to our equity method investees, if necessary, and expect to recoup amounts funded. (See Note 3 to the accompanying consolidated financial statements.)

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2014	2013
Cash and cash equivalents, beginning of period	$408	$1,201
Cash provided by operating activities	241	131
Cash used in investing activities	(28)	(150)
Cash provided by financing activities	140	1,182
Effect of exchange rate changes on cash and cash equivalents	(4)	(4)
Net change in cash and cash equivalents	349	1,159
Cash and cash equivalents, end of period	$757	$2,360
Operating Activities
Cash provided by operating activities increased $110 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily attributable to changes in working capital, such as decreases in accounts receivable and increases in accounts payable due to the timing of payments, and a reduction in cash paid for taxes, partially offset by an increase in content investment of $90 million.

Investing Activities
Cash flows used in investing activities decreased $122 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily attributable to decreases in cash paid for business combinations of $43 million, net of cash acquired (see Note 2 to the accompanying consolidated financial statements), a decrease in realized losses for derivatives in connection with forecasted business combinations of $39 million, and improved operating results at OWN. During the three months ended March 31, 2014, we received net payments of $19 million from OWN. Conversely, during the three months ended March 31, 2013, we provided OWN with funding of $14 million. (See Note 3 to the accompanying consolidated financial statements.)
Financing Activities
Cash flows provided by financing activities decreased $1.0 billion for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily due to a decrease in cash flows from the issuance of senior notes of $774 million, as well as an increase in repurchases of our common stock of $266 million. We made no repurchases of our Series A and Series C common stock pursuant to our stock repurchase program in the three months ended March 31, 2013 due to the anticipated investment in business acquisitions. We resumed repurchasing our common stock under our stock repurchase program in the second quarter of 2013.
Capital Resources
As of March 31, 2014, capital resources were comprised of the following (in millions).

	March 31, 2014
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$757	$—	$—	$757
Revolving credit facility	1,000	1	—	999
Senior notes(a)	6,762	—	6,762	—
Total	$8,519	$1	$6,762	$1,756

(a) Interest on senior notes is paid annually or semi-annually. Our senior notes outstanding as of March 31, 2014 had interest rates that ranged from 2.375% to 6.35% and will mature between 2015 and 2043.
As of March 31, 2014, we held $757 million of cash and cash equivalents, of which $290 million was included in foreign corporations that we intend to permanently reinvest outside of the U.S. Our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations. However, if these funds are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate them. We expect that our cash balance, cash generated from operations and availability under our revolving credit facility will be sufficient to fund our cash needs for the next twelve months. On April 15, 2014 we drew $67 million from our revolving credit facility. We may continue to utilize our revolving credit facility in the future to meet our liquidity needs.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. (See Note 15 to the accompanying consolidated financial statements.)
RELATED PARTY TRANSACTIONS
In the ordinary course of business we enter into transactions with related parties, primarily Liberty Global plc, Liberty Media Corporation and our equity method investees. (See Note 14 to the accompanying consolidated financial statements.)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2013. For a discussion of each of our critical accounting policies listed below, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in the 2013 Form 10-K:
•Revenue recognition;
•Goodwill and intangible assets;
•Income taxes;
•Content rights;
•Equity-based compensation;
•Equity method investments; and
•Fair value measurements.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted one accounting and reporting standard during the three months ended March 31, 2014. (See Note 1 to the accompanying consolidated financial statements.)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2013 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2013, except as described below. During the three months ended March 31, 2014, we recorded a foreign currency remeasurement loss of $10 million on cash and accounts receivable held in Venezuelan bolivars due to changes in Venezuela's currency exchange mechanisms. Companies operating in Venezuela, including our customers, are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate of 6.3 bolivars per U.S. dollar. As a result of recent events in Venezuela, our customers have been unable to obtain such approval and our ability to repatriate cash generated in Venezuela at the official exchange rate is uncertain. Therefore, as of March 31, 2014, we applied a devalued exchange rate of 10.7 bolivars per U.S. dollar, as established by an alternative currency exchange mechanism known as Sistema Complementario de Administracion de Divisas ("SICAD I"), in remeasuring our Venezuelan bolivar denominated monetary assets. As of March 31, 2014, the Company held approximately $11 million in Venezuelan bolivar denominated assets which may be exposed to further devaluation if the SICAD I exchange mechanism is not available to us or the SICAD I exchange rate deteriorates.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
Our risk factors have not changed materially since December 31, 2013. Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2013 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended March 31, 2014.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
January 2014	209,257	$83.11	209,257	$452,201,262
February 2014	677,714	$75.96	677,714	$1,900,724,576
March 2014	2,529,723	$77.85	2,529,723	$1,703,775,090
Total	3,416,694	$77.80	3,416,694	$1,703,775,090

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) As of March 31, 2014, the total amount authorized under the stock repurchase program was $5.5 billion, including the additional $1.5 billion approved by our Board of Directors on February 3, 2014, and we had remaining authorization of $1.7 billion for future repurchases under our common stock repurchase program, of which $204 million and $1.5 billion will expire on December 11, 2014 and February 3, 2016, respectively. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended March 31, 2014. The Company first announced its stock repurchase program on August 3, 2010.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1
Sixth Supplemental Indenture, dated as of March 7, 2014, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee, and Elavon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 7, 2014)

10.1	Letter Agreement, dated March 25, 2014, between John Hendricks and Discovery Communications, Inc. (filed herewith)*

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)†

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)†
* Indicates management contract or compensatory plan, contract or arrangement.
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Equity for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: May 6, 2014	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 6, 2014	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1
Sixth Supplemental Indenture, dated as of March 7, 2014, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee, and Elavon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 7, 2014)

10.1	Letter Agreement, dated March 25, 2014, between John Hendricks and Discovery Communications, Inc. (filed herewith)*

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)†

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)†
* Indicates management contract or compensatory plan, contract or arrangement.
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Equity for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.