Form 10-Q
period 2014-06-30
Discovery Communications, Inc.
filed 2014-07-31
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of July 23, 2014:

Series A Common Stock, par value $0.01 per share	147,956,663
Series B Common Stock, par value $0.01 per share	6,542,457
Series C Common Stock, par value $0.01 per share	69,665,527

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$372	$408
Receivables, net	1,525	1,371
Content rights, net	318	277
Deferred income taxes	81	73
Prepaid expenses and other current assets	275	281
Total current assets	2,571	2,410
Noncurrent content rights, net	1,935	1,883
Property and equipment, net	538	514
Goodwill	8,126	7,341
Intangible assets, net	1,924	1,565
Equity method investments	828	1,087
Other noncurrent assets	183	179
Total assets	$16,105	$14,979
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$226	$141
Accrued liabilities	945	992
Deferred revenues	160	144
Current portion of debt	1,029	17
Total current liabilities	2,360	1,294
Noncurrent portion of debt	6,045	6,482
Deferred income taxes	769	637
Other noncurrent liabilities	299	333
Total liabilities	9,473	8,746
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	598	36
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 44 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 151 and 150 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 151 shares issued	2	2
Additional paid-in capital	6,865	6,826
Treasury stock, at cost	(4,300)	(3,531)
Retained earnings	3,499	2,892
Accumulated other comprehensive (loss) income	(38)	4
Total Discovery Communications, Inc. stockholders’ equity	6,031	6,196
Noncontrolling interests	3	1
Total equity	6,034	6,197
Total liabilities and equity	$16,105	$14,979
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Distribution	$692	$662	$1,349	$1,245
Advertising	844	749	1,533	1,257
Other	74	56	139	121
Total revenues	1,610	1,467	3,021	2,623
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	515	437	997	779
Selling, general and administrative	406	394	815	759
Depreciation and amortization	75	78	158	110
Restructuring charges	5	9	8	10
Gain on disposition	(31)	—	(31)	—
Total costs and expenses	970	918	1,947	1,658
Operating income	640	549	1,074	965
Interest expense	(83)	(80)	(164)	(148)
Income (loss) from equity investees, net	8	(7)	21	(9)
Other income, net	27	19	10	50
Income from continuing operations before income taxes	592	481	941	858
Provision for income taxes	(208)	(181)	(326)	(327)
Net income	384	300	615	531
Net income attributable to noncontrolling interests	(2)	—	(2)	—
Net income attributable to redeemable noncontrolling interests	(3)	—	(4)	—
Net income available to Discovery Communications, Inc.	$379	$300	$609	$531

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$1.10	$0.83	$1.75	$1.47
Diluted	$1.09	$0.82	$1.74	$1.45
Weighted average shares outstanding:
Basic	343	359	346	361
Diluted	346	363	349	365
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$384	$300	$615	$531
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(33)	(48)	(32)	(107)
Derivative and market value adjustments	(8)	2	(9)	6
Comprehensive income	343	254	574	430
Comprehensive income attributable to noncontrolling interests	(2)	—	(2)	—
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(4)	1	(5)	1
Comprehensive income attributable to Discovery Communications, Inc.	$337	$255	$567	$431
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$615	$531
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	33	84
Depreciation and amortization	158	110
Content amortization and impairment expense	705	542
Gain on disposition	(31)	—
Remeasurement gain on previously held equity interest	(29)	(92)
Equity in (earnings) losses of investee companies, net of cash distributions	(7)	13
Deferred income tax (benefit) expense	(73)	139
Launch amortization expense	4	10
Loss from hedging instruments, net	—	55
Other, net	18	18
Changes in operating assets and liabilities:
Receivables, net	(46)	(90)
Content rights	(806)	(680)
Accounts payable and accrued liabilities	(12)	(83)
Equity-based compensation liabilities	(81)	(61)
Income tax receivable	54	9
Other, net	(29)	(35)
Cash provided by operating activities	473	470
Investing Activities
Purchases of property and equipment	(58)	(54)
Business acquisitions, net of cash acquired	(321)	(1,832)
Hedging instruments, net	—	(55)
Proceeds from disposition	45	—
Distributions from equity method investees	41	4
Investments in equity method investees, net	(9)	(26)
Other investing activities, net	(1)	(1)
Cash used in investing activities	(303)	(1,964)
Financing Activities
Borrowings from debt, net of discount and issuance costs	409	1,186
Commercial paper, net	162	—
Principal repayments of capital lease obligations	(9)	(17)
Repurchases of common stock	(769)	(265)
Repurchases of preferred stock	—	(256)
Cash proceeds from equity-based plans, net	13	35
Other financing activities, net	(7)	(3)
Cash (used in) provided by financing activities	(201)	680
Effect of exchange rate changes on cash and cash equivalents	(5)	(12)
Net change in cash and cash equivalents	(36)	(826)
Cash and cash equivalents, beginning of period	408	1,201
Cash and cash equivalents, end of period	$372	$375

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2014	2013
Supplemental Cash Flow Information
Cash paid for taxes, net	$(268)	$(149)
Cash paid for interest, net	$(163)	$(142)
Noncash Investing and Financing Transactions
Assets acquired under capital lease arrangements	$15	$54
Accrued purchases of property and equipment	$4	$6
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,180	$1	$6,181	$6,240	$2	$6,242
Comprehensive income	337	2	339	255	—	255
Equity-based compensation	7	—	7	14	—	14
Issuance of common stock for equity-based plans	9	—	9	15	—	15
Excess tax benefits from equity-based compensation	5	—	5	13	—	13
Tax settlements associated with equity-based compensation	(1)	—	(1)	—	—	—
Repurchases of common stock	(503)	—	(503)	(265)	—	(265)
Stock dividends declared to preferred interests	(1)	—	(1)	—	—	—
Redeemable noncontrolling interest adjustments to redemption value	(2)	—	(2)	(3)	—	(3)
Noncontrolling interests of acquired businesses	—	—	—	—	2	2
Ending balance	$6,031	$3	$6,034	$6,269	$4	$6,273

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,196	$1	$6,197	$6,291	$2	$6,293
Comprehensive income	567	2	569	431	—	431
Equity-based compensation	27	—	27	34	—	34
Issuance of common stock for equity-based plans	19	—	19	31	—	31
Excess tax benefits from equity-based compensation	21	—	21	26	—	26
Tax settlements associated with equity-based compensation	(27)	—	(27)	(22)	—	(22)
Other adjustments for equity-based plans	(1)	—	(1)	—	—	—
Repurchases of common stock	(769)	—	(769)	(265)	—	(265)
Repurchases of preferred stock	—	—	—	(256)	—	(256)
Stock dividends declared to preferred interests	(1)	—	(1)	—	—	—
Redeemable noncontrolling interest adjustments to redemption value	(1)	—	(1)	(1)	—	(1)
Noncontrolling interests of acquired businesses	—	—	—	—	2	2
Ending balance	$6,031	$3	$6,034	$6,269	$4	$6,273
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including television networks, digital distribution arrangements and a portfolio of web-native networks. The Company also develops and sells curriculum-based education products and services. The Company classifies its operations in three segments: U.S. Networks, consisting principally of domestic television networks and websites; International Networks, consisting principally of international television networks, radio stations and websites; and Education, consisting of educational curriculum-based product and service offerings. Financial information for Discovery’s reportable segments is discussed in Note 16.
Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
Reclassifications
Transactions denominated in currencies other than subsidiaries' functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of foreign currency transactions. Beginning January 1, 2014, the Company reclassified foreign currency (losses) gains, net as described above from selling, general and administrative expense to other income, net on the consolidated statements of operations for all periods presented. For the three and six months ended June 30, 2013, foreign currency gains of $15 million and $13 million, respectively, were reclassified from selling, general and administrative expense to other income, net to conform to the current year presentation.
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
Accounting and Reporting Pronouncements Adopted
Presentation of Unrecognized Tax Benefits
In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance stating that a liability related to an unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward to the extent such deferred tax asset is available at the reporting date to settle any

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

additional income taxes that would result from the disallowance of a tax position. The Company prospectively adopted the new guidance effective January 1, 2014. Liabilities of $11 million related to unrecognized tax benefits are reducing deferred tax assets that are reflected in net noncurrent deferred income tax liabilities on the consolidated balance sheet as of June 30, 2014.
Accounting and Reporting Pronouncements Not Yet Adopted
Reporting Discontinued Operations
In April 2014, the FASB issued guidance that changes the criteria for reporting a discontinued operation. Under the new pronouncement, disposal of a component of an entity representing a strategic shift with major effect on its operations and financial results is a discontinued operation. The Company is required to adopt the guidance prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The Company will assess future dispositions under the new guidance.
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which applies a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles with respect to the measurement of revenue and timing of recognition. The Company will recognize revenue to reflect the transfer of goods or services to customers at an amount that it expects to be entitled to receive in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
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
No individual customer accounted for more than 10% of total consolidated revenues for the three and six months ended June 30, 2014 or 2013. As of June 30, 2014 and December 31, 2013, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement and may have limited or no access to the commercial paper market. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of June 30, 2014, the Company did not anticipate nonperformance by any of its counterparties.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Eurosport
On May 30, 2014, the Company acquired from TF1 a controlling interest in and began consolidating Eurosport International ("Eurosport"), a leading pan-European sports media platform, by increasing Discovery’s ownership stake from 20% to 51% for cash of approximately €257 million ($349 million) and recognized a gain of $29 million to account for the difference between the carrying value and the fair value of the previously held 20% equity interest. The gain is included in other income, net in the Company's consolidated statements of operations (see Note 13). Due to regulatory constraints, the acquisition initially excludes Eurosport France, formerly a subsidiary of Eurosport. The Company will retain a 20% equity interest in Eurosport France and has a commitment to acquire another 31% ownership interest beginning in 2015 for approximately €35 million ($48 million), contingent upon resolution of all regulatory matters. The flagship Eurosport network focuses on regionally popular sports, such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast), Eurosport Asia-Pacific, and Eurosportnews. The acquisition is intended to increase the growth of Eurosport and enhance the Company's pay television offerings in Europe.
The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to preliminarily assess the fair value of the assets acquired, liabilities assumed and noncontrolling interest and to calculate the remeasurement gain on previously held equity interest as presented in the table below (in millions).

May 30, 2014
Goodwill	$775
Intangible assets	467
Other assets acquired	165
Cash	47
Remeasurement gain on previously held equity interest	(29)
Liabilities assumed	(154)
Deferred tax liabilities	(167)
Redeemable noncontrolling interest	(558)
Carrying value of previously held equity interest	(197)
Net assets acquired	$349
TF1 has the right to put the entirety of its remaining 49% non-controlling interest to the Company during two 90-day windows for two and a half years after May 30, 2014. If the put right is exercised during the first 90-day window beginning July 1, 2015, it has a floor value equal to the fair value per share of Eurosport on May 30, 2014. If the put right is exercised during the second 90-day window beginning July 1, 2016, it will be priced at the then-current fair value per share of Eurosport, or as may be agreed between the Company and TF1. As TF1's put right is outside the control of the Company, TF1's 49% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet (see Note 8).
The goodwill reflects the workforce, synergies and increased pan-European market penetration expected from combining the operations of Eurosport and the Company as a component of the Company's international networks segment. The Company continues to evaluate the reporting unit determination for this acquisition. The goodwill recorded as part of this acquisition is not amortizable for tax purposes. Intangible assets primarily consist of distribution and advertising customer relationships, advertiser backlog and trademarks with a weighted average estimated useful life of 10 years. The purchase price allocation presented above is preliminary as the Company is currently in the process of completing fair value estimates for intangible assets, certain liabilities and income taxes.
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
Discovery Japan
On January 10, 2013, the Company purchased an additional 30% of Discovery Japan for $53 million. Discovery Japan operates Discovery Channel and Animal Planet in Japan. As of December 31, 2012, Discovery and Jupiter Telecommunications Co., Ltd ("J:COM") each owned a 50% interest in Discovery Japan, and Discovery accounted for its 50% interest using the equity method of accounting. Discovery consolidated Discovery Japan on January 10, 2013 and recognized a gain of $92 million to account for the difference between the carrying value and the fair value of the previously held 50% equity interest. The gain is included in other income, net in the Company's consolidated statements of operations (see Note 13).
The Company used a combination of a DCF analysis and market-based valuation methodologies, which represent Level 3 fair value measurements, to measure the fair value of Discovery Japan and to perform its purchase price allocation. The table below presents the allocation of the purchase price to the assets and liabilities acquired and calculation of a remeasurement gain on previously held equity interest (in millions).

January 10, 2013
Goodwill	$103
Intangible assets	100
Other assets acquired	25
Currency translation adjustment	6
Cash	4
Remeasurement gain on previously held equity interest	(92)
Liabilities assumed	(55)
Redeemable noncontrolling interest	(35)
Carrying value of previously held equity interest	(3)
Net assets acquired	$53
The terms of the agreement provide J:COM with a right to put its 20% noncontrolling interest to Discovery for cash at any time and Discovery with the right to call J:COM's 20% noncontrolling interest beginning in January 2018. As J:COM's put right is outside the control of the Company, J:COM's 20% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet (see Note 8).
The goodwill reflects the synergies and increased regional flexibility expected from controlling the operations of Discovery Japan and is included in the International Networks segment. The goodwill recorded as part of this acquisition is not amortizable for tax purposes. Intangible assets are primarily distribution customer relationships.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Pro Forma Financial Information
The following table presents the unaudited pro forma results of the Company as though all the business combinations discussed above had been made on January 1, 2013 (in millions). These pro forma results do not necessarily represent what would have occurred if all the business combinations above had taken place on January 1, 2013, nor do they represent the results that may occur in the future. These pro formas include the historical financial statement amounts of Discovery and its business combinations with the following adjustments: the Company converted the historical financial statements of its acquirees to GAAP, applied the Company's accounting policies, and the Company adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2013 and removed the gain of $29 million recognized upon the consolidation of Eurosport and reclassified it to 2013. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis.

	Pro forma		Pro forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$1,702	$1,632	$3,242	$3,106
Net income	368	311	620	541
Consolidation of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the businesses acquired as reported within the consolidated financial statements for the three and six months ended June 30, 2014 and 2013 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Distribution	$89	$54	$148	$68
Advertising	193	138	336	140
Other	21	5	33	5
Total revenues	303	197	517	213
Net income	$51	$19	$18	$25
Equity Method Investment
On May 8, 2014, the Company signed an arrangement to acquire 50% of All3Media, a production company, for a cash payment of approximately £90 million ($153 million). The transaction is expected to close in September 2014.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disposition
HSW
On May 30, 2014, Discovery sold HowStuffWorks, LLC, a commercial website which uses various media to explain complex concepts, terminology and mechanisms, to Blucora, Inc. (“Blucora”). Blucora paid Discovery $45 million, and Discovery recorded a pretax gain of $31 million upon completion of the sale. HowStuffWorks, LLC was part of the U.S. Networks operating segment.
NOTE 3. VARIABLE INTEREST ENTITIES
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. In certain instances, an investment may qualify as a variable interest entity (“VIE”). As of June 30, 2014 and December 31, 2013, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC, which operate pay television networks in the U.S.
The Company accounted for its interests in VIEs using the equity method, as the Company is not the primary beneficiary of these entities. The aggregate carrying values of these VIE equity method investments were $778 million and $789 million as of June 30, 2014 and December 31, 2013, respectively. The Company recognized $8 million and $24 million in income during the three and six months ended June 30, 2014, respectively, and $10 million and $13 million in losses during the three and six months ended June 30, 2013, respectively, for its portion of net income and losses generated by VIEs.
As of June 30, 2014, the Company’s estimated risk of loss for investment carrying values, unfunded contractual commitments and guarantees made on behalf of VIEs was approximately $839 million. The estimated risk of loss excludes the Company’s expected non-contractual future funding of OWN and its operating performance guarantee for Hub Television Networks LLC, which are discussed below.
Hub Television Networks LLC
Hub Television Networks LLC operates the Hub Network, which is a pay television network that provides children’s and family entertainment and educational programming. The Company is obligated to provide the Hub Network with funding up to $15 million; the Company has not provided any funding as of June 30, 2014. The Company also provides services such as distribution, sales and administrative support services for a fee (see Note 14).
Based upon the level of equity investment at risk, the Hub Network is a VIE. Discovery and its partner, Hasbro, Inc. (“Hasbro”), share equally in voting control and jointly consent to decisions about programming and marketing strategy and thereby direct the activities of the Hub Network that most significantly impact its economic performance. Neither has special governance rights, and both are equally represented on the board of the Hub Network. The partners also share equally in the profits, losses and funding of the Hub Network. The Company has determined that it is not the primary beneficiary of the Hub Network. Accordingly, the Company accounts for its investment in the Hub Network using the equity method.
Through December 31, 2015, the Company has guaranteed the performance of the Hub Network and is required to compensate Hasbro to the extent that distribution metrics decline versus levels historically achieved by the Discovery Kids channel. This guarantee extends on a declining basis through the period of guarantee. Upon inception of the Hub Network on May 22, 2009, the maximum amount potentially due under this guarantee was $300 million. As of June 30, 2014, the maximum amount potentially due under this guarantee was less than $25 million. As the Hub Network’s distribution is obtained under long-term contracts with stable subscriber levels, the Company believes the likelihood is remote that the guaranteed performance levels will not be achieved and, therefore, believes the performance guarantee is unlikely to have an adverse impact on the Company.
The carrying value of the Company’s investment in the Hub Network was $315 million and $312 million as of June 30, 2014 and December 31, 2013, respectively. The Company regularly monitors the valuation of its investment in accordance with GAAP, which requires an impairment charge when there is an other-than-temporary decline in the investment’s value. The Company primarily uses a DCF model to monitor the value of the Company's investment. The Hub Network’s projected financial results and associated cash flows are key assumptions used in estimating the value of the Company's investment. While the Hub Network is currently generating cash flow from operations, the network has not yet achieved the level of profitability and associated cash flows anticipated in the original long-range plan. Management has recently implemented and continues to consider a number of initiatives, including changes to its programing strategy, designed to improve the Hub Network’s financial performance by reducing costs, improving viewership and increasing revenues. The Company will continue to assess the carrying value of its investment in the Hub Network taking into account the outcome of the above

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

initiatives. If the outcome of the above initiatives is not successful, the financial results of the Hub Network will vary negatively from the long range plan and, as a result, the carrying value of Discovery's equity investment, or underlying Hub Network assets, may be impaired. No impairment was recorded during the six months ended June 30, 2014.
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
The Company's combined advances to and note receivable from OWN, including accrued interest, were $461 million and $483 million, as of June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014, the Company received net repayments of $39 million from OWN and accrued interest on the note receivable of $17 million. During the six months ended June 30, 2013, the Company provided OWN with net funding of $13 million and accrued interest on the note receivable of $14 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company will provide additional funding to OWN, if necessary, and expects to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo. OWN began repaying amounts owed to the Company during 2013.
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company had recognized $104 million or 100% of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began again to record 100% of OWN’s net losses. Although OWN has become profitable, the Company will record 100% of any net losses resulting from OWN's operations as long as Discovery provides all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's future net income will initially be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest.
The carrying value of the Company’s investment in OWN of $429 million and $449 million as of June 30, 2014 and December 31, 2013, respectively, includes a note receivable balance and accumulated investment losses. Given that the early results of OWN’s operations have been below its initial business plan, there is a possibility that the results of OWN’s future operations will fall below the revised long-term projections. The Company continues to monitor the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. No impairment was recorded during the six months ended June 30, 2014.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2014
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$143	$—	$—	$143
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	5	—	5
Foreign exchange	Other noncurrent assets	—	6	—	6
Total assets		$143	$11	$—	$154
Liabilities:
Deferred compensation plan	Accrued liabilities	$143	$—	$—	$143
Derivatives:
Foreign exchange	Accrued liabilities	—	5	—	5
Interest rate	Accrued liabilities	—	7	—	7
TF1 put right	Accrued liabilities	—	—	4	4
Total liabilities		$143	$12	$4	$159

		December 31, 2013
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$129	$—	$—	$129
Available-for-sale securities:
Common stock	Other noncurrent assets	4	—	—	4
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	4	—	4
Foreign exchange	Other noncurrent assets	—	9	—	9
Total assets		$133	$13	$—	$146
Liabilities:
Deferred compensation plan	Accrued liabilities	$129	$—	$—	$129
Derivatives:
Foreign exchange	Accrued liabilities	—	1	—	1
TF1 put right	Accrued liabilities	—	—	20	20
Total liabilities		$129	$1	$20	$150
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2014, TF1 had the conditional right to require the Company to purchase its remaining shares in Eurosport France at various dates should Discovery complete its planned acquisition of a controlling interest in Eurosport France. Previously, TF1 had the conditional right to require the Company to purchase its remaining shares in Eurosport, inclusive of Eurosport France. Following the consolidation of Eurosport, excluding Eurosport France, TF1 retained a conditional right to require Discovery to purchase its remaining shares in Eurosport and a right to put a portion of its interest in Eurosport France to Discovery. The option on Eurosport, which is embedded in the noncontrolling interest, has resulted in the classification of the noncontrolling interest in Eurosport as a component of redeemable equity. The separate written put for Eurosport France does not qualify for equity classification and is reported at fair value and subsequently marked to fair value through earnings regardless of associated contingencies. The fair value measurement of the TF1 put on Eurosport France was determined through the use of a Monte Carlo simulation model. The Monte Carlo model simulates the various sources of uncertainty impacting the value of a financial instrument and uses those simulations to develop an estimated fair value for the instrument. The valuation methodology for the TF1 put for Eurosport France is based on unobservable estimates and judgments, and therefore represents a Level 3 fair value measurement. At June 30, 2014 , the estimated fair value of the TF1 put was $4 million. (See Note 2.)
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable and debt. The carrying values for each approximated their fair values other than debt. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.5 billion and $6.6 billion as of June 30, 2014 and December 31, 2013, respectively.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	June 30, 2014	December 31, 2013
Produced content rights:
Completed	$3,501	$3,566
In-production	387	334
Coproduced content rights:
Completed	655	637
In-production	94	84
Licensed content rights:
Acquired	934	880
Prepaid	65	48
Content rights, at cost	5,636	5,549
Accumulated amortization	(3,383)	(3,389)
Total content rights, net	2,253	2,160
Current portion	(318)	(277)
Noncurrent portion	$1,935	$1,883
Content expense, which consists of content amortization, impairments and other production charges, is included in costs of revenues on the consolidated statements of operations. Content expense was $395 million and $772 million for the three and six months ended June 30, 2014, respectively and $333 million and $589 million for the three and six months ended June 30, 2013, respectively. Content impairments were $10 million and $16 million for the three and six months ended June 30, 2014, respectively and $8 million and $12 million for the three and six months ended June 30, 2013, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	June 30, 2014	December 31, 2013
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
2.375% Senior Notes, euro denominated, annual interest, due March 2022(a)	409	—
3.30% Senior Notes, semi-annual interest, due May 2022	500	500
3.25% Senior Notes, semi-annual interest, due April 2023	350	350
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	500
4.875% Senior Notes, semi-annual interest, due April 2043	850	850
Capital lease obligations	171	165
Commercial paper	162	—
Total debt	7,092	6,515
Unamortized discount	(18)	(16)
Debt, net	7,074	6,499
Current portion of debt	(1,029)	(17)
Noncurrent portion of debt	$6,045	$6,482

(a) Remeasurement from euro using the exchange rate of €1.00 = $1.36 on June 30, 2014.
Senior Notes
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
DCL has the option to redeem some or all of the 2014 Notes at any time prior to their maturity by paying a make-whole premium plus accrued and unpaid interest, if any, through the date of repurchase. Interest on the 2014 Notes is payable annually on March 7 of each year. The 2014 Notes are unsecured and rank equally in right of payment with all of DCL's other unsecured senior indebtedness. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain nonfinancial covenants, events of default and other customary provisions. The Company and DCL were in compliance with all covenants and customary provisions under the Senior Notes and there were no events of default as of June 30, 2014.
The 2014 Notes are denominated in euro and expose Discovery to fluctuations in foreign exchange rates in that currency. Discovery has reported the change in remeasurement for these 2014 Notes in earnings.
Revolving Credit Facilities
On June 20, 2014, DCL revised its $1.0 billion revolving credit facility to allow DCL and certain designated foreign subsidiaries of DCL to borrow up to $1.5 billion, including a $750 million sublimit for multi-currency borrowings, a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans. Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program discussed below. Borrowings under the revolving credit facility will bear interest at rates that vary based on DCL’s debt ratings from time to time. DCL also has the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. The revolving credit facility agreement provides for a maturity date of June 20, 2019. There were no amounts drawn under the revolving credit facility as of June 30, 2014 or December 31, 2013. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of June 30, 2014, the Company, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the revolving credit facility.
Commercial Paper
On May 22, 2014, the Company entered into a commercial paper program. The commercial paper issued under this program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $162 million as of June 30, 2014 and had a weighted average interest rate of approximately 0.3% and maturities of less than 90 days.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company may use derivative financial instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
During the six months ended June 30, 2014 and 2013, the Company designated foreign currency forward contracts used to hedge anticipated third-party revenue and exposures arising from inter-company licensing agreements as cash flow hedges. Inter-company transactions are billed in the invoicing party's functional currency. Discovery's international entities license content, trademarks, and management services from a wholly owned shared services hub. When the shared services hub sells to a Discovery entity with a different functional currency, the result is a foreign currency exposure for the local entity. The Company also designated interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. Gains and losses on the effective portion of designated cash flow hedges are initially recorded in accumulated other comprehensive (loss) income on the consolidated balance sheet and reclassified to the statements of operations when the hedged item is recognized.
During the six months ended June 30, 2014 and 2013, the Company acquired foreign currency forward contracts in its business combinations that did not qualify for hedge accounting. During the six months ended June 30, 2013, the Company also entered into foreign exchange contracts in connection with the planned acquisition of SBS Nordic (see Note 2). These derivatives, which economically hedged the Company's exposure to fluctuations in certain foreign currency exchange rates, did not qualify for hedge accounting. There were no unsettled foreign exchange contracts held by the Company in connection with potential business combinations as of June 30, 2014 and December 31, 2013. Realized and unrealized gains and losses on foreign currency forward contracts that do not qualify for hedge accounting are reflected in other income, net on the consolidated statements of operations.
As of December 31, 2013, TF1 had the conditional right to require the Company to purchase its remaining shares in Eurosport. On May 30, 2014, the Company acquired a controlling interest in Eurosport, excluding Eurosport France, and the put right applicable to the acquired business became a component of the remeasurement gain on previously held equity interest recorded upon consolidation of Eurosport (see Note 2). As of May 30, 2014, Eurosport was consolidated, and this put right is represented as a component of redeemable equity recorded at fair value on the opening balance sheet as of June 30, 2014. (See Note 8.) A written put for Eurosport France that does not qualify for equity classification is reported at fair value and subsequently marked to fair value through earnings regardless of associated contingencies (see Note 4).
The Company records all unsettled derivative contracts on the consolidated balance sheet at fair value (see Note 4); derivatives in an asset position are classified as assets, and derivatives in a liability position are classified as liabilities. The Company's master netting agreements allow the Company to settle derivative contracts denominated in the same currency with a single counterparty on the same day on a net basis. There were no amounts eligible to be offset under master netting agreements as of June 30, 2014 and December 31, 2013.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the notional amount and fair value of the Company's derivative positions (in millions).

		June 30, 2014		December 31, 2013
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$117	$5	$16	$4
Interest rate	Prepaid expenses and other current assets	$50	$—	$—	$—
Foreign exchange	Other noncurrent assets	$28	$6	$36	$9
Foreign exchange	Accrued liabilities	$147	$4	$—	$—
Interest rate	Accrued liabilities	$300	$7	$—	$—
Derivatives not designated as hedges:
Foreign exchange	Accrued liabilities	$8	$1	$4	$1
Foreign exchange	Other noncurrent liabilities	$6	$—	$3	$—
TF1 put right	Accrued liabilities	$76	$4	$574	$20
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Losses) gains recognized in accumulated other comprehensive (loss) income
Foreign exchange	$(2)	$1	$(4)	$6
Interest rate	$(7)	$—	$(7)	$—
(Losses) gains reclassified from accumulated other comprehensive (loss) income into income (effective portion)
Foreign exchange - distribution revenue	$(1)	$—	$(1)	$—
Foreign exchange - other income, net	$—	$—	$1	$—
The following table presents the pretax gains (losses) on derivatives not designated as hedges and the TF1 put recognized in other income, net in the consolidated statements of operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign exchange derivatives	$—	$3	$—	$(56)
TF1 put right	—	—	(7)	—
Total	$—	$3	$(7)	$(56)
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
In connection with the acquisition of SBS Nordic on April 9, 2013, the Company recognized $6 million for the fair value of a noncontrolling interest in one of its Danish subsidiaries (see Note 2). The noncontrolling interest holder has a conditional right from November 20, 2014 through May 31, 2015 to put its 20% ownership interest to SBS. The redemption value is denominated in Danish kroner.
In connection with the acquisition of Eurosport on May 30, 2014, the Company recognized $558 million for TF1's noncontrolling interest in Eurosport. TF1 has the right to put the entirety of its remaining 49% non-controlling interest to the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company during two 90-day windows for two and a half years after May 30, 2014. If the put right is exercised during the first 90-day window beginning July 1, 2015, it has a floor value equal to the fair value per share of Eurosport on May 30, 2014. If the put right is exercised during the second 90-day window beginning July 1, 2016, it will be priced at the then-current fair value per share of Eurosport, or as may be agreed between the Company and TF1. As TF1's put right is outside the control of the Company, TF1's 49% noncontrolling interest is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet. (See Note 2.)
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e. the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive (loss) income; however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value other than fair value to the floor are reflected in retained earnings and as an adjustment to income from continuing operations available to Discovery Communications, Inc. stockholders in the calculation of earnings per share. (See Note 12.)
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Six Months Ended June 30,
	2014	2013
Beginning balance	$36	$—
Initial fair value of redeemable noncontrolling interests of acquired businesses	558	35
Cash distributions to redeemable noncontrolling interests	(2)	—
Comprehensive income (loss) adjustments:
Net income attributable to redeemable noncontrolling interests	4	—
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	1	(1)
Currency translation on redemption values	—	(4)
Retained earnings adjustments:
Adjustments to redemption value	1	1
Ending balance	$598	$31
NOTE 9. EQUITY
Common Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The total authorization under the stock repurchase program is $5.5 billion. As of June 30, 2014, the Company had remaining authorization of $1.2 billion for future repurchases under the stock repurchase program, which will expire on February 3, 2016.
Repurchased common stock is recorded in treasury stock on the consolidated balance sheet. All repurchases during the three and six months ended June 30, 2014 and 2013 were made through open market transactions and were funded using cash on hand. As of June 30, 2014, the Company had repurchased over the life of the program 2.8 million and 80.1 million shares of Series A and Series C common stock for the aggregate purchase price of $171 million and $4.1 billion, respectively.
The table below presents a summary of stock repurchases (in millions). There were no Series A common stock repurchases during the three and six months ended June 30, 2014 and 2013.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Series C Common Stock:
Shares repurchased	6.7	3.8	10.1	3.8
Purchase price	$503	$265	$769	$265
Preferred Stock Repurchase
On May 22, 2014, the Company entered into an agreement with Advance/Newhouse Programming Partnership (“Advance/Newhouse”) to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Series C conversion rate will change from one to two upon the effective date of the stock split in the form of a share dividend that Discovery's Board of Directors approved on May 16, 2014 (see Note 12). The shares are to be retired upon settlement, which will occur two days after release of the applicable earnings. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. Based on the number of shares of Series C common stock purchased during the three months ended June 30, 2014, the Company expects to repurchase and retire 1.5 million shares of its Series C convertible preferred stock for an aggregate purchase price of $110 million on or about August 4, 2014. The repurchase transaction will be recorded as a decrease of par value of preferred stock and retained earnings upon settlement using cash on hand.
On April 5, 2013, the Company repurchased and retired 4 million shares of its Series C convertible preferred stock from Advance/Newhouse for an aggregate purchase price of $256 million, which was recorded as a decrease of par value of preferred stock and retained earnings. The repurchase was made outside of the Company's publicly announced stock repurchase program, using cash on hand.
Common Stock
On February 13, 2014, John C. Malone, a member of Discovery’s Board of Directors, entered into an agreement granting David Zaslav, the Company’s President and Chief Executive Officer, certain voting and purchase rights with respect to the approximately 5.9 million shares of the Company’s Series B common stock owned by Dr. Malone. The agreement gives Mr. Zaslav the right to vote the Series B shares if Dr. Malone is not otherwise voting or directing the vote of those shares. The agreement also provides that if Dr. Malone proposes to sell the Series B shares, Mr. Zaslav will have the first right to negotiate for the purchase of the shares. If that negotiation is not successful and Dr. Malone proposed to sell the Series B shares to a third party, Mr. Zaslav will have the exclusive right to match that offer. The rights granted under the agreement will remain in effect for as long as Mr. Zaslav is either employed as a principal executive officer of the Company or serving on its Board of Directors.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Comprehensive (Loss) Income
The table below presents the tax effects related to each component of other comprehensive (loss) income and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Pretax	Tax (Provision) Benefit	Net-of-tax	Pretax	Tax Benefit	Net-of-tax
Currency translation adjustments:
Unrealized losses	$(18)	$(8)	$(26)	$(50)	$2	$(48)
Reclassifications to other income, net	(7)	—	(7)	—	—	—
Derivative and market value adjustments:
Unrealized (losses) gains	(8)	2	(6)	2	—	2
Reclassifications to distribution revenue	1	—	1	—	—	—
Reclassifications to gain on disposition	(5)	2	(3)	—	—	—
Other comprehensive loss	$(37)	$(4)	$(41)	$(48)	$2	$(46)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Pretax	Tax (Provision) Benefit	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments:
Unrealized losses	$(16)	$(9)	$(25)	$(114)	$13	$(101)
Reclassifications to other income, net	(7)	—	(7)	(9)	3	(6)
Derivative and market value adjustments:
Unrealized (losses) gains	(9)	3	(6)	9	(3)	6
Reclassifications to distribution revenue	1	—	1	—	—	—
Reclassifications to gain on disposition	(5)	2	(3)	—	—	—
Reclassifications to other income, net	(1)	—	(1)	—	—	—
Other comprehensive loss	$(37)	$(4)	$(41)	$(114)	$13	$(101)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive (Loss) Income
The table below presents the changes in the components of accumulated other comprehensive (loss) income, net of taxes (in millions).

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(7)	$11	$4	$(60)	$9	$(51)
Other comprehensive (loss) income before reclassifications	(26)	(6)	(32)	(48)	2	(46)
Reclassifications from accumulated other comprehensive (loss) income to net income	(7)	(2)	(9)	—	—	—
Other comprehensive (loss) income	(33)	(8)	(41)	(48)	2	(46)
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(1)	—	(1)	2	(1)	1
Ending balance	$(41)	$3	$(38)	$(106)	$10	$(96)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(8)	$12	$4	$(1)	$5	$4
Other comprehensive (loss) income before reclassifications	(25)	(6)	(31)	(101)	6	(95)
Reclassifications from accumulated other comprehensive (loss) income to net income	(7)	(3)	(10)	(6)	—	(6)
Other comprehensive (loss) income	(32)	(9)	(41)	(107)	6	(101)
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(1)	—	(1)	2	(1)	1
Ending balance	$(41)	$3	$(38)	$(106)	$10	$(96)

NOTE 10. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which performance-based restricted stock units ("PRSUs"), time-based restricted stock units ("RSUs"), stock options, unit awards and stock appreciation rights ("SARs") have been issued. As of June 30, 2014, the Company has reserved a total of 72 million shares of its Series A and Series C common stock for future exercises of outstanding and future grants of stock options and future vesting of outstanding and future grants of PRSUs and RSUs. Upon exercise of stock options or vesting of PRSUs and RSUs, the Company issues new shares from its existing authorized but unissued shares. There were 61 million shares of common stock in reserves that were available for future grant under incentive plans as of June 30, 2014.
During the six months ended June 30, 2014, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2013 Form 10-K.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
PRSUs and RSUs	$14	$9	$25	$21
Stock options	6	5	15	13
Unit awards	—	4	1	28
SARs	(6)	6	(8)	22
Total equity-based compensation expense	$14	$24	$33	$84
Tax benefit recognized	$5	$8	$12	$22
Compensation expense for all awards is recorded in selling, general and administrative expense in the consolidated statements of operations. As of June 30, 2014 and December 31, 2013, the Company recorded total liabilities for cash-settled and certain equity-based awards of $62 million and $138 million, respectively. The current portion of the liability for cash-settled awards was $31 million and $85 million as of June 30, 2014 and December 31, 2013, respectively.
Equity-Based Award Activity
PRSUs and RSUs
The table below presents PRSU and RSU activity (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2013	2.4	$46.00
Granted	1.6	83.26
Converted	(0.7)	38.78		$59
Forfeited	(0.1)	78.88
Outstanding as of June 30, 2014	3.2	$65.21	1.3	$239
Vested and expected to vest as of June 30, 2014	3.1	$64.94	1.2	$230
PRSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service and the Company's achievement of certain operating performance targets. As of June 30, 2014, there were approximately 2 million outstanding PRSUs with a weighted-average grant price of $64.20. As of June 30, 2014, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $85 million, which is expected to be recognized over a weighted-average period of 0.9 years.
RSUs represent the contingent right to receive shares of the Company’s Series A common stock based on continuous service. As of June 30, 2014, there were slightly less than 1 million outstanding RSUs with a weighted-average grant price of $68.04. As of June 30, 2014, unrecognized compensation cost, net of expected forfeitures, related to RSUs was $39 million, which is expected to be recognized over a weighted-average period of 2.8 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	7.6	$36.47
Granted	1.0	82.49
Exercised	(0.6)	27.66		$29
Forfeited	(0.1)	57.79
Outstanding as of June 30, 2014	7.9	$42.57	4.4	$262
Vested and expected to vest as of June 30, 2014	7.8	$41.86	4.3	$260
Exercisable as of June 30, 2014	5.8	$32.87	3.9	$240
The Company received cash payments from the exercise of stock options totaling $15 million and $28 million during the six months ended June 30, 2014 and 2013, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2014 was $21.46 per option. As of June 30, 2014, there was $35 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
Unit Awards
The table below presents unit award activity (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	1.6	$38.46
Settled	(1.0)	36.96		$52
Outstanding as of June 30, 2014	0.6	$41.17	0.5	$20
Vested and expected to vest as of June 30, 2014	0.6	$41.17	0.5	$20
Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price of Company stock exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. As of June 30, 2014, the weighted-average fair value of unit awards outstanding was $33.66 per unit award. The Company made cash payments to settle vested unit awards totaling $52 million and $50 million during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $8 million of unrecognized compensation cost related to unit awards, which is expected to be recognized over a weighted-average period of 0.5 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	3.2	$55.20
Granted	3.7	86.49
Settled	(0.9)	53.56		$29
Outstanding as of June 30, 2014	6.0	$74.74	1.8	$43
Vested and expected to vest as of June 30, 2014	6.0	$74.74	1.8	$43
As of June 30, 2014, the weighted-average fair value of SARs outstanding was $11.64 per award. The Company made cash payments of $29 million and $11 million to settle exercised SARs during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $35 million of unrecognized compensation cost related to SARs, which is expected to be recognized over a weighted-average period of 1.7 years.
Employee Stock Purchase Plan
The Discovery Communications, Inc. 2011 Employee Stock Purchase Plan (the "DESPP") enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. During the six months ended June 30, 2014 and 2013, the Company issued 55 thousand and 36 thousand shares under the DESPP and received cash totaling $4 million and $3 million, respectively.
NOTE 11. INCOME TAXES
The Company's provisions for income taxes on income from continuing operations were $208 million and $326 million, and effective income tax rate was 35% for each of the three and six months ended June 30, 2014, respectively. The Company's provisions for income taxes on income from continuing operations were $181 million and $327 million, and effective income tax rate was 38% for each of the three and six months ended June 30, 2013, respectively.
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	3%	3%	3%	3%
Effect of foreign operations	2%	2%	1%	2%
Domestic production activity deductions	(3)%	(3)%	(3)%	(1)%
Change in uncertain tax positions	(2)%	—%	(2)%	—%
Remeasurement gain on previously held equity interest	—%	(2)%	—%	(2)%
Other, net	—%	3%	1%	1%
Effective income tax rate	35%	38%	35%	38%
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under examination by the IRS for its 2011 and 2010 consolidated federal income tax returns. The Company does not anticipate any material adjustments. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006.
The Company's reserves for uncertain tax positions at June 30, 2014 and December 31, 2013 totaled $161 million and $185 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company's uncertain tax positions could decrease as much as $33 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of June 30, 2014 and December 31, 2013, the Company had accrued approximately $14 million and $11 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 12. EARNINGS PER SHARE
The table below sets forth the computation of the weighted average number of shares outstanding utilized in determining basic and diluted earnings per share (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$384	$300	$615	$531
Less:
Net income attributable to noncontrolling interests	(2)	—	(2)	—
Net income attributable to redeemable noncontrolling interests	(3)	—	(4)	—
Redeemable noncontrolling interest adjustments to redemption value	(2)	(3)	(1)	(1)
Stock dividends to preferred interests	(1)	—	(1)	—
Net income available to Discovery Communications, Inc. stockholders	$376	$297	$607	$530

Denominator:
Weighted average shares outstanding — basic	343	359	346	361
Weighted average dilutive effect of equity awards	3	4	3	4
Weighted average shares outstanding — diluted	346	363	349	365

Net income per share available to Discovery Communications, Inc. stockholders:
Basic	$1.10	$0.83	$1.75	$1.47
Diluted	$1.09	$0.82	$1.74	$1.45
Earnings per share is calculated by dividing the applicable income available to Discovery Communications, Inc. stockholders from continuing operations by the weighted average number of shares outstanding. The two-class method calculates earnings per share by distinguishing between the classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value when redemption value is other than fair value, excluding currency translation adjustments, are reflected in earnings per share to effectively employ the two-class method, similar to the treatment of a dividend.
At June 30, 2014 and 2013, the weighted average number of basic and diluted shares outstanding included the Company’s outstanding Series A, Series B and Series C common stock, as well as its outstanding Series A and Series C convertible preferred stock, as the holder of each common and preferred series legally participates equally in any per share distributions. Diluted earnings per share adjusts basic earnings per share for the dilutive effect of the assumed exercise of outstanding equity awards using the treasury stock method. Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of the equity-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Anti-dilutive stock options, PRSUs and RSUs	2	1	2	1
PRSUs whose performance targets have not been achieved	2	1	2	1
Share Dividend
On May 16, 2014, Discovery's Board of Directors approved a stock split effected in the form of a share dividend (the "2014 Share Dividend") of one share of the Company's Series C common stock on each outstanding share of Series A, Series B, and Series C common stock. The 2014 Share Dividend will be paid on August 6, 2014 to stockholders of record on July 28, 2014.
All per share amounts and number of shares outstanding in these consolidated financial statements and note disclosures are presented on a pre-split basis. As a result of the 2014 Share Dividend, the Company will adjust all historical per share data and the number of shares outstanding presented in future financial statements retroactively beginning with the quarter ending September 30, 2014. As of June 30, 2014, each share of Series A and Series C convertible preferred stock is convertible into one share of Series A or Series C common stock, respectively. Following the 2014 Share Dividend, each share of Series A and Series C convertible preferred stock will be convertible into one share of Series A or Series C common stock, respectively, plus one share of Series C common stock for each share of convertible preferred stock. The calculation of the pro forma earnings per share allocates income to preferred stockholders based upon the adjusted conversion rate resulting in a lower numerator and denominator for calculating basic earnings per share.
Pro forma earnings per share, giving retroactive effect to the stock split, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income per share available to Discovery Communications, Inc. stockholders:
Basic - as reported (pre-stock split)	$1.10	$0.83	$1.75	$1.47
Basic - pro forma (post-stock split)	$0.55	$0.41	$0.88	$0.73
Diluted - as reported (pre-stock split)	$1.09	$0.82	$1.74	$1.45
Diluted - pro forma (post-stock split)	$0.54	$0.41	$0.87	$0.73

NOTE 13. SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
Accrued liabilities consisted of the following (in millions).

	June 30, 2014	December 31, 2013
Accrued payroll and related benefits	$340	$373
Content rights payable	171	212
Accrued income taxes	150	71
Accrued interest	46	43
Current portion of equity-based compensation liabilities	31	85
Other accrued liabilities	207	208
Total accrued liabilities	$945	$992

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Income, Net
Other income, net consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign currency (losses) gains, net	$(1)	$15	$(12)	$13
Gain (loss) on derivative instruments	—	3	(7)	(56)
Remeasurement gain on previously held equity interest	29	—	29	92
Other (expense) income, net	(1)	1	—	1
Total other income, net	$27	$19	$10	$50
Cash Proceeds from Equity-Based Plans, Net
Cash proceeds from equity-based plans, net consisted of the following (in millions).

	Six Months Ended June 30,
	2014	2013
Tax settlements associated with equity-based plans	$(27)	$(22)
Excess tax benefits from equity-based compensation	21	26
Proceeds from issuance of common stock for equity-based plans	19	31
Total cash proceeds from equity-based plans, net	$13	$35
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Media Corporation ("Liberty Media") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Dr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 28% of the aggregate voting power with respect to the election of directors of Liberty Global. Dr. Malone is Chairman of the Board of Liberty Media and beneficially owns approximately 47% of the aggregate voting power with respect to the election of directors of Liberty Media. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. The Company also discloses related party revenues for content and services provided to equity method investees, including unconsolidated VIEs (see Note 3). Other related party revenue and service charges included in the table below primarily consist of distribution revenue from J:COM earned by Discovery Japan. Following the consolidation of Discovery Japan (see Note 2), revenues earned from J:COM are reflected in related party revenues.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues and service charges:
Liberty Group(a)	$40	$28	$79	$40
Equity method investees	23	19	44	37
Other	10	5	18	9
Total revenues and service charges	$73	$52	$141	$86
Interest income(b)	$8	$9	$17	$18
Expenses	$7	$6	$17	$15

(a) The increase in revenue from transactions with the Liberty Group is primarily attributable to activity with Charter Communications, Inc. ("Charter") and Virgin Media, Inc. ("Virgin Media"). In May 2013 Liberty Media completed its equity method investment in Charter; Dr. Malone is on Charter's board of directors. In June 2013, Liberty Global announced it had completed its acquisition of Virgin Media. Transactions with Charter and Virgin Media have been reported as related party transactions since the date that they became related parties.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(b) The Company records interest earnings from loans to equity method investees as a component of income (loss) from equity investees, net, in the consolidated statements of operations.
The table below presents receivables due from related parties (in millions).

	June 30, 2014	December 31, 2013
Receivables	$44	$41
Note receivable (see Note 3)	$461	$483
NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and capital leases, employment contracts, arrangements to purchase various goods and services, future funding commitments to equity method investees (see Note 3), and the obligation to issue or acquire additional shares of preferred stock (see Note 9). In connection with the Company's business combinations in 2014 (see Note 2), the Company assumed or entered into various commitments, which include primarily programming arrangements and operating and capital leases.
Contingencies
Put Rights
The Company has granted put rights related to certain equity method investments and consolidated subsidiaries: Harpo has the right to require the Company to purchase its interest in OWN for fair value at various dates (see Note 3); TF1 has the conditional right to require the Company to purchase its remaining shares in Eurosport France (see Note 4); and noncontrolling interests, including TF1 and J:COM hold put rights that obligate the Company to purchase redeemable noncontrolling interests in consolidated subsidiaries (see Note 8).
Legal Matters
In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the     Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Guarantees
The Company has guaranteed a certain level of operating performance for the Hub Network (see Note 3). There were no amounts recorded for guarantees associated with the Hub Network as of June 30, 2014 and December 31, 2013.
The Company may provide indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of June 30, 2014 and December 31, 2013.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Revenues by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. Networks	$777	$793	$1,485	$1,479
International Networks	802	652	1,473	1,096
Education	31	24	63	51
Corporate and inter-segment eliminations	—	(2)	—	(3)
Total revenues	$1,610	$1,467	$3,021	$2,623
Adjusted OIBDA by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. Networks	$466	$472	$849	$849
International Networks	297	249	518	436
Education	6	4	12	11
Corporate and inter-segment eliminations	(75)	(72)	(160)	(143)
Total Adjusted OIBDA	$694	$653	$1,219	$1,153
Reconciliation of Total Adjusted OIBDA to Total Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Adjusted OIBDA	$694	$653	$1,219	$1,153
Amortization of deferred launch incentives	(2)	(5)	(4)	(10)
Mark-to-market equity-based compensation	(3)	(12)	(6)	(58)
Depreciation and amortization	(75)	(78)	(158)	(110)
Restructuring charges	(5)	(9)	(8)	(10)
Gain on disposition	31	—	31	—
Operating income	$640	$549	$1,074	$965

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total Assets by Segment

	June 30, 2014	December 31, 2013
U.S. Networks	$3,004	$2,978
International Networks	6,032	4,792
Education	125	125
Corporate and inter-segment eliminations	6,944	7,084
Total assets	$16,105	$14,979
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CODM.
NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of June 30, 2014 and December 31, 2013, the senior notes outstanding (see Note 6) have been issued by DCL, a wholly-owned subsidiary of the Company, in transactions registered with the U.S. Securities and Exchange Commission. The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company (collectively, the “Issuers”), have an effective Registration Statement on Form S-3 (the "Shelf Registration") and may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by one or both of the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
June 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$28	$344	$—	$—	$372
Receivables, net	—	—	459	1,066	—	—	1,525
Content rights, net	—	—	9	309	—	—	318
Deferred income taxes	—	—	35	46	—	—	81
Prepaid expenses and other current assets	—	—	160	115	—	—	275
Intercompany trade receivables, net	—	—	241	—	—	(241)	—
Total current assets	—	—	932	1,880	—	(241)	2,571
Investment in and advances to subsidiaries	6,133	6,149	7,658	—	4,101	(24,041)	—
Noncurrent content rights, net	—	—	642	1,293	—	—	1,935
Goodwill	—	—	3,769	4,357	—	—	8,126
Intangible assets, net	—	—	314	1,610	—	—	1,924
Equity method investments	—	—	333	495	—	—	828
Other noncurrent assets	—	20	175	546	—	(20)	721
Total assets	$6,133	$6,169	$13,823	$10,181	$4,101	$(24,302)	$16,105
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$1,016	$13	$—	$—	$1,029
Other current liabilities	100	17	371	843	—	—	1,331
Intercompany trade payables, net	—	—	—	241	—	(241)	—
Total current liabilities	100	17	1,387	1,097	—	(241)	2,360
Noncurrent portion of debt	—	—	5,899	146	—	—	6,045
Other noncurrent liabilities	2	—	388	679	19	(20)	1,068
Total liabilities	102	17	7,674	1,922	19	(261)	9,473
Redeemable noncontrolling interests	—	—	—	598	—	—	598
Equity attributable to Discovery Communications, Inc.	6,031	6,152	6,149	7,660	4,082	(24,043)	6,031
Noncontrolling interests	—	—	—	1	—	2	3
Total equity	6,031	6,152	6,149	7,661	4,082	(24,041)	6,034
Total liabilities and equity	$6,133	$6,169	$13,823	$10,181	$4,101	$(24,302)	$16,105

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$498	$1,115	$—	$(3)	$1,610
Costs of revenues, excluding depreciation and amortization	—	—	118	398	—	(1)	515
Selling, general and administrative	4	—	47	357	—	(2)	406
Depreciation and amortization	—	—	7	68	—	—	75
Restructuring charges	—	—	1	4	—	—	5
Gain on disposition	—	—	—	(31)	—	—	(31)
Total costs and expenses	4	—	173	796	—	(3)	970
Operating (loss) income	(4)	—	325	319	—	—	640
Equity in earnings of subsidiaries	382	382	204	—	254	(1,222)	—
Interest expense	—	—	(81)	(2)	—	—	(83)
Income from equity investees, net	—	—	3	5	—	—	8
Other income, net	—	—	2	25	—	—	27
Income from continuing operations before income taxes	378	382	453	347	254	(1,222)	592
Benefit from (provision for) income taxes	1	—	(71)	(138)	—	—	(208)
Net income	379	382	382	209	254	(1,222)	384
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(3)	(3)
Net income available to Discovery Communications, Inc.	$379	$382	$382	$209	$254	$(1,227)	$379

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$484	$983	$—	$—	$1,467
Costs of revenues, excluding depreciation and amortization	—	—	116	321	—	—	437
Selling, general and administrative	6	2	49	337	—	—	394
Depreciation and amortization	—	—	9	69	—	—	78
Restructuring charges	—	—	—	9	—	—	9
Total costs and expenses	6	2	174	736	—	—	918
Operating (loss) income	(6)	(2)	310	247	—	—	549
Equity in earnings of subsidiaries	304	306	167	—	203	(980)	—
Interest expense	—	—	(78)	(2)	—	—	(80)
Income (loss) from equity investees, net	—	—	2	(9)	—	—	(7)
Other income, net	—	—	5	14	—	—	19
Income from continuing operations before income taxes	298	304	406	250	203	(980)	481
Benefit from (provision for) income taxes	2	—	(100)	(83)	—	—	(181)
Net income available to Discovery Communications, Inc.	$300	$304	$306	$167	$203	$(980)	$300

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$949	$2,077	$—	$(5)	$3,021
Costs of revenues, excluding depreciation and amortization	—	—	229	771	—	(3)	997
Selling, general and administrative	7	—	111	699	—	(2)	815
Depreciation and amortization	—	—	17	141	—	—	158
Restructuring charges	—	—	1	7	—	—	8
Gain on disposition	—	—	—	(31)	—	—	(31)
Total costs and expenses	7	—	358	1,587	—	(5)	1,947
Operating (loss) income	(7)	—	591	490	—	—	1,074
Equity in earnings of subsidiaries	614	614	312	—	409	(1,949)	—
Interest expense	—	—	(160)	(4)	—	—	(164)
Income from equity investees, net	—	—	6	15	—	—	21
Other income, net	—	—	6	4	—	—	10
Income from continuing operations before income taxes	607	614	755	505	409	(1,949)	941
Benefit from (provision for) income taxes	2	—	(141)	(187)	—	—	(326)
Net income	609	614	614	318	409	(1,949)	615
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(4)	(4)
Net income available to Discovery Communications, Inc.	$609	$614	$614	$318	$409	$(1,955)	$609

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$927	$1,701	$—	$(5)	$2,623
Costs of revenues, excluding depreciation and amortization	—	—	226	557	—	(4)	779
Selling, general and administrative	9	2	121	628	—	(1)	759
Depreciation and amortization	—	—	18	92	—	—	110
Restructuring charges	—	—	—	10	—	—	10
Total costs and expenses	9	2	365	1,287	—	(5)	1,658
Operating (loss) income	(9)	(2)	562	414	—	—	965
Equity in earnings of subsidiaries	537	539	324	—	358	(1,758)	—
Interest expense	—	—	(145)	(3)	—	—	(148)
Income (loss) from equity investees, net	—	—	2	(11)	—	—	(9)
Other (expense) income, net	—	—	(54)	104	—	—	50
Income from continuing operations before income taxes	528	537	689	504	358	(1,758)	858
Benefit from (provision for) income taxes	3	—	(150)	(180)	—	—	(327)
Net income available to Discovery Communications, Inc.	$531	$537	$539	$324	$358	$(1,758)	$531

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$379	$382	$382	$209	$254	$(1,222)	$384
Other comprehensive loss, net of tax:
Currency translation adjustments	(33)	(33)	(33)	(35)	(22)	123	(33)
Derivative and market value adjustments	(8)	(8)	(8)	(1)	(5)	22	(8)
Comprehensive income	338	341	341	173	227	(1,077)	343
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	1	(4)
Comprehensive income attributable to Discovery Communications, Inc.	$337	$340	$340	$172	$226	$(1,078)	$337

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$609	$614	$614	$318	$409	$(1,949)	$615
Other comprehensive loss, net of tax:
Currency translation adjustments	(32)	(32)	(32)	(32)	(21)	117	(32)
Derivative and market value adjustments	(9)	(9)	(9)	(2)	(6)	26	(9)
Comprehensive income	568	573	573	284	382	(1,806)	574
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	—	(5)
Comprehensive income attributable to Discovery Communications, Inc.	$567	$572	$572	$283	$381	$(1,808)	$567

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$146	$10	$(1)	$318	$—	$—	$473
Investing Activities
Purchases of property and equipment	—	—	(13)	(45)	—	—	(58)
Business acquisitions, net of cash acquired	—	—	—	(321)	—	—	(321)
Proceeds from disposition	—	—	—	45	—	—	45
Distributions from equity method investees	—	—	—	41	—	—	41
Investments in equity method investees, net	—	—	(1)	(8)	—	—	(9)
Other investing activities, net	—	—	—	(1)	—	—	(1)
Cash used in investing activities	—	—	(14)	(289)	—	—	(303)
Financing Activities
Borrowings from debt, net of discount and issuance costs	—	—	409	—	—	—	409
Commercial paper, net	—	—	162	—	—	—	162
Principal repayments of capital lease obligations	—	—	(2)	(7)	—	—	(9)
Repurchases of common stock	(769)	—	—	—	—	—	(769)
Cash proceeds from equity-based plans, net	13	—	—	—	—	—	13
Inter-company contributions and other financing activities, net	610	(10)	(649)	42	—	—	(7)
Cash (used in) provided by financing activities	(146)	(10)	(80)	35	—	—	(201)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	—	(5)
Net change in cash and cash equivalents	—	—	(95)	59	—	—	(36)
Cash and cash equivalents, beginning of period	—	—	123	285	—	—	408
Cash and cash equivalents, end of period	$—	$—	$28	$344	$—	$—	$372

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$2	$(15)	$71	$412	$—	$—	$470
Investing Activities
Purchases of property and equipment	—	—	(14)	(40)	—	—	(54)
Business acquisition, net of cash acquired	—	—	—	(1,832)	—	—	(1,832)
Hedging instruments, net	—	—	(55)	—	—	—	(55)
Distribution from equity method investees	—	—	—	4	—	—	4
Investments in equity method investees, net	—	—	—	(26)	—	—	(26)
Other investing activities, net	—	—	—	(1)	—	—	(1)
Cash used in investing activities	—	—	(69)	(1,895)	—	—	(1,964)
Financing Activities
Borrowings from debt, net of discount and issuance costs	—	—	1,186	—	—	—	1,186
Principal repayments of capital lease obligations	—	—	(3)	(14)	—	—	(17)
Repurchases of common stock	(265)	—	—	—	—	—	(265)
Repurchases of preferred stock	(256)	—	—	—	—	—	(256)
Cash proceeds from equity-based plans, net	35	—	—	—	—	—	35
Inter-company contributions and other financing activities, net	484	15	(2,087)	1,585	—	—	(3)
Cash (used in) provided by financing activities	(2)	15	(904)	1,571	—	—	680
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(12)	—	—	(12)
Net change in cash and cash equivalents	—	—	(902)	76	—	—	(826)
Cash and cash equivalents, beginning of period	—	—	1,022	179	—	—	1,201
Cash and cash equivalents, end of period	$—	$—	$120	$255	$—	$—	$375

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors over contract interpretation; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; continued consolidation of distribution and production companies; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; fluctuations in foreign currency exchange rates and political unrest in international markets; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2013 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms throughout the world. Our global portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC and Animal Planet. We also have a diversified portfolio of web-native networks and sell curriculum-based educational products and services.
Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition branded channels and businesses that can sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, web-native networks, on-line streaming, mobile devices, VOD and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home ("DTH") satellite operators, telecommunication service providers, and other content distributors who deliver our content to their customers.
Our content spans genres including science, exploration, survival, natural history, technology, docu-series, anthropology, heroes, paleontology, history, space, archeology, health and wellness, engineering, adventure, lifestyles, crime and investigation, civilizations, current events, sports and kids. We have an extensive library of content and own most rights to our content and footage, which enables us to exploit our library to launch brands and services into new markets quickly. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. Substantially all of our content is produced in high definition (“HD”) format.
We classify our operations in three reporting segments: U.S. Networks, consisting principally of domestic television networks and websites; International Networks, consisting primarily of international television networks and websites; and Education, consisting principally of curriculum-based product and service offerings.
U.S. Networks
U.S. Networks generated revenues of $1,485 million during the six months ended June 30, 2014, which represented 49% of our total consolidated revenues. Our U.S. Networks segment principally consists of national television networks. Our U.S. Networks segment wholly owns and operates nine national television networks, including Discovery Channel, TLC, Animal Planet, Investigation Discovery, and Science. In addition, this segment holds equity method interests in OWN and the Hub Network.
U.S. Networks generates revenues from fees charged to distributors, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees, for first runs of our content aired on our television networks; fees from digital distributors, which relate to content previously distributed on our television networks; fees from advertising sold on our television networks and websites; fees from providing sales representation and network distribution services to equity method investee networks; and revenue from licensing our brands for consumer products.
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
During the six months ended June 30, 2014, distribution, advertising and other revenues were 43%, 55% and 2%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet, collectively, generated 71% of U.S. Networks’ total revenues for the six months ended June 30, 2014.
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
International Networks
International Networks generated revenues of $1,473 million during the six months ended June 30, 2014, which represented 49% of our total consolidated revenues. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay-television market in the world through operational centers in London, Singapore and Miami. Discovery Channel, Animal Planet, TLC, Investigation Discovery, and Science Channel lead the International Networks' portfolio of television networks. International Networks has a large international distribution platform for its networks with as many as 15 networks in more than 220 countries and territories around the world. Including all acquisitions through June 30, 2014, International Networks operated over 290 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also operates free-to-air networks in Europe and the Middle East, broadcast networks in the Nordics and continues to pursue further international expansion. The penetration and growth rates of pay television services varies across the 220 countries and territories depending on the dominance of different television platforms in local markets. While pay television services have greater penetration in certain markets, free-to-air or broadcast television are dominant in others. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
Similar to U.S. Networks, a significant source of revenue for International Networks relates to fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers. International television markets vary in their stages of development. Some markets, such as the U.K., are more advanced digital television markets, while others remain in the analog environment with varying degrees of investment from operators to expand channel capacity or convert to digital technologies. Common practice in some markets results in long-term contractual distribution relationships, while customers in other markets renew contracts annually. Distribution revenue for our International Networks segment is largely dependent on the number of subscribers that receive our networks or content, the rates negotiated in the agreements, and the market demand for the content that we provide.
Similar to U.S. Networks, a significant source of revenue for International Networks relates to advertising sold on our television networks. Advertising revenue is dependent upon a number of factors including the development of pay and free-to-air television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, we expect that advertising revenue growth will result from continued subscriber growth, our localization strategy, and the shift of advertising spending from traditional broadcast networks to channels in the multi-channel environment. In relatively mature markets, such as Western Europe, growth in advertising revenue will come from increasing viewership and advertising pricing on our existing television networks, launching new services and through acquisitions. During the six months ended June 30, 2014, distribution, advertising and other revenues were 48%, 49% and 3%, respectively, of total net revenues for this segment.
International Networks’ largest cost is content expense, which we distribute through localized schedules sent to viewers via our 290 unique distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. Most of International Networks' content is amortized using an accelerated amortization method.
On May 30, 2014, the Company acquired a controlling interest in Eurosport International ("Eurosport"), a leading pan-European sports media platform, by increasing Discovery’s ownership stake from 20% to 51% for cash of approximately €257 million ($349 million). Due to regulatory constraints, the acquisition initially excludes Eurosport France, a former subsidiary of Eurosport. The Company will retain a 20% equity interest in Eurosport France and a commitment to acquire another 31% ownership interest beginning in 2015, contingent upon resolution of all regulatory matters. We recognized a $29 million gain upon consolidation for the difference in the carrying value and the fair value of the previously held equity interest. The flagship Eurosport network focuses on regionally popular sports, such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast), Eurosport Asia-Pacific, and Eurosportnews. The acquisition is intended to increase the growth of Eurosport and enhance the Company's pay television offerings in Europe. TF1 has the right to put the entirety of its remaining 49% non-controlling interest to the Company during two windows for two and a half years after completion of this acquisition. If the put is exercised during the first 90-day window beginning July 1, 2015, it has a floor value equal to the fair value per share of Eurosport on May 30, 2014. If the put is exercised during the second 90-day window beginning July 1, 2016, it is priced at the then-current fair value per share of Eurosport, or as may be agreed between the Company and TF1.
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
Education
Education generated revenues of $63 million during the six months ended June 30, 2014, which represented 2% of our total consolidated revenues for the six months ended June 30, 2014. Our Education segment is comprised of educational curriculum-based product and service offerings. This segment generates revenues primarily from subscriptions charged to K-12 schools for access to an on-line suite of curriculum-based VOD tools, professional development services and digital textbooks. Our education business also participates in global brand and content licensing and engages in partnerships with leading non-profits, corporations, foundations and trade associations.
On November 1, 2013, we acquired an education business in the U.K. that will complement our existing service offerings and expand our operations internationally. (See Note 2 to the accompanying consolidated financial statements.)

RESULTS OF OPERATIONS
Items Impacting Comparability
On May 30, 2014, we acquired a controlling interest in Eurosport and on April 9, 2013 we acquired SBS Nordic (see Note 2 to the accompanying consolidated financial statements). We also acquired other, less significant, businesses during the periods presented. We included the operations of Eurosport and SBS Nordic ("Newly Acquired Businesses") in our consolidated financial statements as of their respective acquisition dates. As a result, Newly Acquired Businesses have impacted the comparability of our results of operations between the three and six months ended June 30, 2014 and comparable periods in 2013. Accordingly, to assist the reader in understanding the changes in our results of operations, the column Newly Acquired Businesses for the three months ended June 30, 2014 includes the operating results of Eurosport since its acquisition on May 30, 2014. The column Newly Acquired Businesses for the six months ended June 30, 2014 includes the operating results of Eurosport since its acquisition on May 30, 2014 and the results of SBS Nordic for the three months ended March 31, 2014. Accordingly, Newly Acquired Businesses do not include the first eight days of SBS Nordic for the three and six months ended June 30, 2014 or other, less significant, acquisitions because their results did not materially impact the comparability of operations except as otherwise noted on our Management's Discussion and Analysis. Adjusted OIBDA is defined and a reconciliation to operating income is presented in the Segment Results of Operations section.

Consolidated	Three Months Ended June 30,
	2014	2014	2014	2013
	Total Company As Reported	Newly Acquired Businesses	Total Company Ex- Newly Acquired Businesses	Total Company As Reported	% Change Ex-Newly Acquired Businesses
Revenues:
Distribution	$692	$29	$663	$662	—%
Advertising	844	18	826	749	10%
Other	74	8	66	56	18%
Total Revenues	$1,610	$55	$1,555	$1,467	6%

Adjusted OIBDA	$694	$16	$678	$653	4%

Consolidated	Six months ended June 30,
	2014	2014	2014	2013
	Total Company As Reported	Newly Acquired Businesses	Total Company Ex- Newly Acquired Businesses	Total Company As Reported	% Change Ex-Newly Acquired Businesses
Revenues:
Distribution	$1,349	$75	$1,274	$1,245	2%
Advertising	1,533	146	1,387	1,257	10%
Other	139	13	126	121	4%
Total Revenues	$3,021	$234	$2,787	$2,623	6%

Adjusted OIBDA	$1,219	$35	$1,184	$1,153	3%

International Networks	Three Months Ended June 30,
	2014	2014	2014	2013
	International Networks As Reported	Newly Acquired Businesses	International Networks Ex- Newly Acquired Businesses	International Networks As Reported	% Change Ex-Newly Acquired Businesses
Revenues:
Distribution	$373	$29	$344	$314	10%
Advertising	397	18	379	322	18%
Other	32	8	24	16	50%
Total Revenues	$802	$55	$747	$652	15%

Adjusted OIBDA	$297	$16	$281	$249	13%

International Networks	Six months ended June 30,
	2014	2014	2014	2013
	International Networks As Reported	Newly Acquired Businesses	International Networks Ex- Newly Acquired Businesses	International Networks As Reported	% Change Ex-Newly Acquired Businesses
Revenues:
Distribution	$711	$75	$636	$589	8%
Advertising	713	146	567	474	20%
Other	49	13	36	33	9%
Total Revenues	$1,473	$234	$1,239	$1,096	13%

Adjusted OIBDA	$518	$35	$483	$436	11%

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Distribution	$692	$662	5%	$1,349	$1,245	8%
Advertising	844	749	13%	1,533	1,257	22%
Other	74	56	32%	139	121	15%
Total revenues	1,610	1,467	10%	3,021	2,623	15%
Costs of revenues, excluding depreciation and amortization	515	437	18%	997	779	28%
Selling, general and administrative	406	394	3%	815	759	7%
Depreciation and amortization	75	78	(4)%	158	110	44%
Restructuring charges	5	9	(44)%	8	10	(20)%
Gain on disposition	(31)	—	NM	(31)	—	NM
Total costs and expenses	970	918	6%	1,947	1,658	17%
Operating income	640	549	17%	1,074	965	11%
Interest expense	(83)	(80)	4%	(164)	(148)	11%
Income (loss) from equity method investees, net	8	(7)	NM	21	(9)	NM
Other income, net	27	19	42%	10	50	(80)%
Income from continuing operations before income taxes	592	481	23%	941	858	10%
Provision for income taxes	(208)	(181)	15%	(326)	(327)	—%
Net income	384	300	28%	615	531	16%
Net income attributable to noncontrolling interests	(2)	—	NM	(2)	—	NM
Net income attributable to redeemable noncontrolling interests	(3)	—	NM	(4)	—	NM
Net income available to Discovery Communications, Inc.	$379	$300	26%	$609	$531	15%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, distribution revenue for the three months ended June 30, 2014 remained consistent with the prior year, and increased 3%, or $41 million, for the six months ended June 30, 2014. The increase for the six months ended June 30, 2014 was the result of an increase of $59 million at our International Networks segment, partially offset by a decrease of $18 million at our U.S. Networks segment. The increase in the International Networks' distribution revenue for the six months ended June 30, 2014, excluding the impact of foreign currency and Newly Acquired Businesses, was attributable to revenue growth in Latin America and to a lesser extent, to growth in Central and Eastern Europe, the Middle East, and Africa ("CEEMEA"). The growth in Latin America was due to increases in subscribers and affiliate rates and in CEEMEA was due to increases in subscribers. Distribution revenue at U.S. Networks, excluding the impact of digital distribution revenue, increased 6% for the six months ended June 30, 2014. Digital distribution revenue, which is earned under agreements to license programs, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, and the mix of sales of commercial time between the upfront and scatter markets, which is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, advertising revenue increased 10%, or $75 million, for the three months ended June 30, 2014, and increased 10%, or $127 million, for the six months ended June 30, 2014. U.S. Networks had revenue increases of $20 million and $37 million for the three and six months ended June 30, 2014, respectively and our International Networks segment had increases of $55 million and $90 million for the three and six months ended June 30, 2014, respectively. For our U.S. Networks segment, the increases were primarily due to increased pricing. For our International Networks segment, the increase for the three months ended June 30, 2014 was mostly due to increases in pricing and ratings on our free-to-air networks in Western Europe, and to a lesser extent, to the additional eight days of SBS Nordic activity included in the three months ended June 30, 2014. The increase for the six months ended June 30, 2014 was mostly due to increases in pricing and ratings on our free-to-air networks in Western Europe.
Excluding the impacts of foreign currency fluctuations and Newly Acquired Businesses, other revenue for the three months ended June 30, 2014 increased 10% or $6 million, and for the six months ended June 30, 2014 remained consistent with the prior year. The increase for the three months ended June 30, 2014 was primarily attributable to an increase in content production contracts at our International Networks segment following the acquisition of an entertainment production company in the U.K.
Costs of Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, costs of revenues increased 10%, or $46 million, for the three months ended June 30, 2014, and increased 9%, or $73 million, for the six months ended June 30, 2014. The increases were primarily the result of increases of $45 million and $65 million for the three and six months ended June 30, 2014, respectively at our International Networks segment. The increase in costs of revenues at our International Networks segment for the three and six months ended June 30, 2014 was mostly attributable to increased investment in U.S. Networks' and locally acquired content and the additional eight days of SBS Nordic activity included in the three months ended June 30, 2014, and to a lesser extent, to an increase in production costs following the acquisition of an entertainment production company in the U.K.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses for the three months ended June 30, 2014 remained consistent with the prior year, and decreased 2%, or $13 million, for the six months ended June 30, 2014. The decrease in selling, general and administrative expenses for the six months ended June 30, 2014 was primarily due to a decrease in mark-to-market equity-based compensation, partially offset by increased personnel costs, and various other selling, general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization expense decreased $3 million and increased $48 million for the three and six months ended June 30, 2014, respectively. The decrease for the three months ended June 30, 2014 was primarily attributable to the complete amortization of one year customer relationship intangible assets related to the acquisition of SBS Nordic on April 9, 2013 offset by an increase in amortization for intangibles recorded as part of obtaining a controlling interest in Eurosport on May 30, 2014. The increase for the six months ended June 30, 2014 was mostly attributable to an additional three months of depreciation and amortization on property and intangible assets related to the acquisition of SBS Nordic made in 2013 and an increase in amortization for intangibles recorded as part of obtaining a controlling interest in Eurosport on May 30, 2014. (See Note 2 to the accompanying consolidated financial statements.)
Restructuring Charges
Restructuring charges related to employee terminations decreased $4 million and $2 million for the three and six months ended June 30, 2014, respectively.
Interest Expense
For the three and six months ended June 30, 2014, interest expense increased $3 million and $16 million, respectively, due to an increase in outstanding debt.
Income (Loss) from Equity Investees, Net
Income from our equity method investees increased $15 million and $30 million for the three and six months ended June 30, 2014, respectively, primarily due to improved operating results at OWN.

Other Income, Net
The table below presents the details of other income, net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign currency (losses) gains, net	$(1)	$15	$(12)	$13
Gain (loss) on derivative instruments	—	3	(7)	(56)
Remeasurement gain on previously held equity interest	29	—	29	92
Other (expense) income, net	(1)	1	—	1
Total other income, net	$27	$19	$10	$50
Other income, net, increased $8 million and decreased $40 million for the three and six months ended June 30, 2014, respectively. The increase for the three months ended June 30, 2014 was primarily due to the $29 million remeasurement gain related to the acquisition of a controlling interest in Eurosport, partially offset by a reduction in gains on spot trades related to the acquisition of SBS on April 9, 2013 for which there is no similar item in the current period. The decrease for the six months ended June 30, 2014 was primarily attributable to the $92 million remeasurement gain recognized in 2013 related to the acquisition of Discovery Japan, a reduction in gains on spot trades related to the acquisition of SBS on April 9, 2013 for which there is no similar item in the current period, and a remeasurement loss on cash and accounts receivable held in Venezuelan bolivars due to changes in Venezuela's currency exchange mechanisms (see Item 3, Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q). These losses were partially offset by the remeasurement gain related to the acquisition of a controlling interest in Eurosport on May 30, 2014 and a reduction in losses on derivative instruments because the prior year included a $56 million derivative loss related to hedges of the purchase price of SBS Nordic recorded in 2013.
Provision for Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	3%	3%	3%	3%
Effect of foreign operations	2%	2%	1%	2%
Domestic production activity deductions	(3)%	(3)%	(3)%	(1)%
Change in uncertain tax positions	(2)%	—%	(2)%	—%
Remeasurement gain on previously held equity interest	—%	(2)%	—%	(2)%
Other, net	—%	3%	1%	1%
Effective income tax rate	35%	38%	35%	38%
Our provisions for income taxes on income from continuing operations were $208 million and $326 million for the three and six months ended June 30, 2014, respectively, and the effective tax rate was 35% for each period. Our provisions for income taxes on income from continuing operations were $181 million and $327 million for the three and six months ended June 30, 2013, respectively, and the effective tax rate was 38% for each period. The net 3% decrease in the effective tax rate for the three and six months ended June 30, 2014 was attributable to several factors, including a 2% decrease attributable to reductions in our reserve for uncertain tax positions. Our reserves for uncertain tax positions during the three and six months ended June 30, 2014 decreased $20 million and $24 million, respectively, due to a reduction in uncertainties related to the valuation of certain assets. For the three months ended June 30, 2014, other, net declined 3% driven by nondeductible hedging losses associated with the acquisition of SBS Nordic in the prior year, for which no similar expense was recognized in the current period. For the six months ended June 30, 2014, a reduction in nondeductible hedging losses associated with the acquisition of SBS on April 9, 2013 was offset by various other items. Additionally, the decrease for the six months ended June 30, 2014 included a 2% decrease related to the domestic production activities deduction following certain legislative changes in 2013 and a 1% decrease due to the tax effect of intercompany transactions subject to foreign income tax rates that vary compared with U.S. rates. These decreases were partially offset by an increase of 2% in the tax rate due to the $92 million remeasurement gain on previously held equity interest in Discovery Japan recognized upon consolidation in 2013 which was not taxable because we intend to defer indefinitely the realization of this gain for tax purposes.
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
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenue:
U.S. Networks	$777	$793	(2)%	$1,485	$1,479	—%
International Networks	802	652	23%	1,473	1,096	34%
Education	31	24	29%	63	51	24%
Corporate and inter-segment eliminations	—	(2)	(100)%	—	(3)	(100)%
Total revenue	1,610	1,467	10%	3,021	2,623	15%
Costs of revenues, excluding depreciation and amortization	(515)	(437)	18%	(997)	(779)	28%
Selling, general and administrative(a)	(403)	(382)	5%	(809)	(701)	15%
Add: Amortization of deferred launch incentives(b)	2	5	(60)%	4	10	(60)%
Adjusted OIBDA	$694	$653	6%	$1,219	$1,153	6%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring charges and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives is included as a reduction of distribution revenue for reporting in accordance with GAAP, but is excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Adjusted OIBDA:
U.S. Networks	$466	$472	(1)%	$849	$849	—%
International Networks	297	249	19%	518	436	19%
Education	6	4	50%	12	11	9%
Corporate and inter-segment eliminations	(75)	(72)	4%	(160)	(143)	12%
Total Adjusted OIBDA	694	653	6%	1,219	1,153	6%
Amortization of deferred launch incentives	(2)	(5)	(60)%	(4)	(10)	(60)%
Mark-to-market equity-based compensation	(3)	(12)	(75)%	(6)	(58)	(90)%
Depreciation and amortization	(75)	(78)	(4)%	(158)	(110)	44%
Restructuring charges	(5)	(9)	(44)%	(8)	(10)	(20)%
Gain on disposition	31	—	NM	31	—	NM
Operating income	$640	$549	17%	$1,074	$965	11%
U.S. Networks
The table below presents our U.S. Networks segment revenues by type, certain operating expenses, amortization of deferred launch incentives, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Distribution	$319	$348	(8)%	$638	$656	(3)%
Advertising	446	426	5%	819	782	5%
Other	12	19	(37)%	28	41	(32)%
Total revenues	777	793	(2)%	1,485	1,479	—%
Costs of revenues, excluding depreciation and amortization	(196)	(198)	(1)%	(389)	(387)	1%
Selling, general and administrative	(115)	(125)	(8)%	(247)	(247)	—%
Add: Amortization of deferred launch incentives	—	2	(100)%	—	4	(100)%
Adjusted OIBDA	466	472	(1)%	849	849	—%
Amortization of deferred launch incentives	—	(2)	(100)%	—	(4)	(100)%
Depreciation and amortization	(3)	(3)	—%	(6)	(6)	—%
Restructuring charges	—	(2)	(100)%	(1)	(3)	(67)%
Gain on disposition	31	—	NM	31	—	NM
Operating income	$494	$465	6%	$873	$836	4%
Revenues
Distribution revenue for the three and six months ended June 30, 2014 decreased $29 million and $18 million, respectively. A decline in digital distribution revenue offset the increases in other distribution revenue. Excluding the impact of digital distribution revenue, distribution revenue increased 6% for the three and six months ended June 30, 2014. The increase in distribution revenue excluding digital distribution revenue was primarily due to annual contractual rate increases. The subscriber base for the U.S. pay television distribution market has remained relatively flat over recent periods. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries.

Advertising revenue for the three and six months ended June 30, 2014 increased $20 million and $37 million, respectively. The increases were primarily attributable to increases in pricing.
Other revenue decreased $7 million and $13 million for the three and six months ended June 30, 2014. The decreases were mostly attributable to decreases in representation fees and content production contracts, in equivalent amounts.
Costs of Revenues
Costs of revenues for the three and six months ended June 30, 2014 were consistent with the prior year.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended June 30, 2014 decreased $10 million and for the six months ended June 30, 2014 remained consistent with the prior year. The decrease for the three months ended June 30, 2014 was primarily attributable to higher marketing expenses in the prior year for the tent pole event specials, North America and Skywire Live, with Nik Wallenda.
Adjusted OIBDA
Adjusted OIBDA for the three and six months ended June 30, 2014 was consistent with the prior years. The decrease in digital distribution revenue was partially offset for the three months ended June 30, 2014 and completely offset for the six months ended June 30, 2014 by increases in annual distribution subscriber rates and price increases with advertisers. The Company's operating expenses were also comparable with prior year or slightly lower.
International Networks
The table below presents our International Networks segment revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Distribution	$373	$314	19%	$711	$589	21%
Advertising	397	322	23%	713	474	50%
Other	32	16	100%	49	33	48%
Total revenues	802	652	23%	1,473	1,096	34%
Costs of revenues, excluding depreciation and amortization	(309)	(232)	33%	(589)	(379)	55%
Selling, general and administrative	(198)	(174)	14%	(370)	(287)	29%
Add: Amortization of deferred launch incentives	2	3	(33)%	4	6	(33)%
Adjusted OIBDA	297	249	19%	518	436	19%
Amortization of deferred launch incentives	(2)	(3)	(33)%	(4)	(6)	(33)%
Depreciation and amortization	(56)	(61)	(8)%	(120)	(76)	58%
Restructuring charges	(2)	(7)	(71)%	(3)	(7)	(57)%
Operating income	$237	$178	33%	$391	$347	13%
Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, distribution revenue increased 10%, or $31 million, for the three months ended June 30, 2014, and increased 10%, or $59 million, for the six months ended June 30, 2014. The increases were mostly attributable to revenue growth in Latin America, and to a lesser extent, to growth in CEEMEA. The growth in Latin America was due to increases in subscribers and affiliate rates and in CEEMEA was due to increases in subscribers, which are consistent with the continued development of the pay television market in those regions.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, advertising revenue increased 17%, or $55 million, for the three months ended June 30, 2014, and increased 19%, or $90 million, for the six months ended June 30, 2014. The increase for the three months ended June 30, 2014 was mostly due to increases in pricing and ratings on our free-to-air networks in Western Europe, and to a lesser extent, to the additional eight days of SBS Nordic activity included in the three months ended June 30, 2014. The increase for the six months ended June 30, 2014 was mostly due to increases in pricing and ratings on our free-to-air networks in Western Europe.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, other revenue increased 22%, or $4 million, for the three months ended June 30, 2014, and for the six months ended June 30, 2014 remained consistent with the prior year. The increase for the three months ended June 30, 2014 was primarily attributable to an increase in content production contracts following the acquisition of an entertainment production company in the U.K.
Costs of Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, costs of revenues increased 19%, or $45 million, for the three months ended June 30, 2014 and increased 17%, or $65 million, for the six months ended June 30, 2014. The increase in costs of revenues for the three and six months ended June 30, 2014 was mostly attributable to increased investment in U.S. Networks' and locally acquired content and the additional eight days of SBS Nordic activity included in the three months ended June 30, 2014, and to a lesser extent, to an increase in production costs following the acquisition of an entertainment production company in the U.K.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses increased 4%, or $7 million, for the three months ended June 30, 2014, and increased 5%, or $14 million, for the six months ended June 30, 2014. The increases were mostly attributable to increased personnel costs due to the transition of certain activities from regional hubs to various international locations.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, Adjusted OIBDA increased 15%, or $37 million, for the three months ended June 30, 2014, and increased 16%, or $68 million, for the six months ended June 30, 2014. The increases were due to increases in advertising revenue on our free-to-air networks in Western Europe and distribution revenue growth in Latin America and CEEMEA, partially offset by higher content expense, production costs, and personnel costs.
Education
The following table presents our Education segment revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$31	$24	29%	$63	$51	24%
Costs of revenues, excluding depreciation and amortization	(10)	(8)	25%	(18)	(15)	20%
Selling, general and administrative	(15)	(12)	25%	(33)	(25)	32%
Adjusted OIBDA	6	4	50%	12	11	9%
Depreciation and amortization	(1)	—	NM	(3)	(1)	NM
Restructuring charges	(1)	—	NM	(2)	—	NM
Operating income	$4	$4	—%	$7	$10	(30)%
Adjusted OIBDA for the three and six months ended June 30, 2014 were consistent with the prior year. Revenue and selling, general and administrative expenses for the three and six months ended June 30, 2014 increased due to a business combination that occurred in late 2013.

Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$—	$(2)	(100)%	$—	$(3)	(100)%
Costs of revenues, excluding depreciation and amortization	—	1	(100)%	(1)	2	NM
Selling, general and administrative	(75)	(71)	6%	(159)	(142)	12%
Adjusted OIBDA	(75)	(72)	4%	(160)	(143)	12%
Mark-to-market equity-based compensation	(3)	(12)	(75)%	(6)	(58)	(90)%
Depreciation and amortization	(15)	(14)	7%	(29)	(27)	7%
Restructuring charges	(2)	—	NM	(2)	—	NM
Operating loss	$(95)	$(98)	(3)%	$(197)	$(228)	(14)%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA decreased $3 million for three months ended June 30, 2014 and decreased $17 million for six months ended June 30, 2014. The decreases were mostly due to increases in personnel costs, including acceleration of equity-based compensation expense, and to a lesser extent, to increases in professional fees. The decrease in mark-to-market equity-based compensation expense was attributable to decreases in Discovery stock price during the three and six months ended June 30, 2014 compared with a relatively unchanged Discovery stock price for the three months ended June 30, 2013 and increase in Discovery stock price during the six months ended June 30, 2013. Changes in stock price are a key driver of fair value estimates used in the attribution of expense for unit awards and SARs.
FINANCIAL CONDITION
Sources and Uses of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2014, we have funded our working capital needs primarily through cash flows from operations and, to a lesser extent, through the issuance of senior notes, the issuance of commercial paper and borrowings under our revolving credit facility. As of June 30, 2014, we had $372 million of cash and cash equivalents on hand. On March 7, 2014, DCL, our wholly-owned subsidiary, issued €300 million principal amount ($417 million, at issuance) of 2.375% Senior Notes due March 7, 2022, which are fully and unconditionally guaranteed by Discovery. On May 22, 2014, we entered into a commercial paper program. As of June 30, 2014, we had $162 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately 0.3% and maturities of less than 90 days. There were no amounts outstanding under our revolving credit facility. Our primary sources of capital are described below.
Revolving Credit Facility
On June 20, 2014, DCL revised its $1.0 billion revolving credit facility to allow DCL and certain designated foreign subsidiaries of DCL to borrow up to $1.5 billion including a $750 million sublimit for multicurrency borrowings, a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans. Borrowings under the revolving credit facility will bear interest at rates that vary based on DCL’s debt ratings from time to time. DCL also has the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4.50 to 1:00. As of June 30, 2014, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.

Commercial Paper Program
On May 22, 2014, we established a commercial paper program. Under the program and subject to market conditions, DCL may issue unsecured commercial paper notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes will vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates will vary based on market conditions and the credit ratings assigned to the notes at the time of issuance.
Other Sources of Funds
As a public company, we may have access to other sources of capital such as the public bond and equity markets.
We maintain an effective Shelf Registration that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, interest on our outstanding senior notes, and funding for various equity method and other investments.

•
In 2014, our uses of cash include business combinations and investments. On May 30, 2014, we acquired a controlling interest in Eurosport International ("Eurosport"), a leading pan-European sports media platform, by increasing our ownership stake from 20% to 51% for cash of approximately €257 million ($349 million). We have a commitment to acquire another 31% ownership interest in Eurosport France beginning in 2015 for approximately €35 million ($48 million), contingent upon resolution of all regulatory matters. We currently own 20% and account for our investment in Eurosport France using the equity method. On May 8, 2014, the Company signed an arrangement to acquire 50% of All3Media, a production company, for a cash payment of approximately £90 million ($153 million). The Company expects the transaction to close in September of 2014. (See Note 2 to the accompanying consolidated financial statements.)

•
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

•
As of June 30, 2014, we had remaining authorization of $1.2 billion for future repurchases of our common stock under our stock repurchase program, which will expire on February 3, 2016. We have been funding our stock repurchases through a combination of cash on hand and cash generated by operations. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions, at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements, as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of June 30, 2014, we had repurchased 2.8 million and 80.1 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $4.1 billion, respectively. (See Note 9 to the accompanying consolidated financial statements.)

•
On May 22, 2014, we entered into an agreement with Advance/Newhouse Programming Partnership (“Advance/Newhouse”) to repurchase, on a quarterly basis, shares of their Series C convertible preferred stock. The shares are to be retired upon settlement, which will occur two days after the release of the applicable quarterly earnings. As of June 30, 2014, we expect to repurchase and retire 1.5 million shares of its Series C convertible preferred stock for an aggregate purchase price of $110 million using cash on hand. (See Note 9 to the accompanying consolidated financial statements.)

•
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the six months ended June 30, 2014, we made cash payments of $268 million and $163 million for income taxes and interest on our outstanding debt, respectively.

•
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the six months ended June 30, 2014, we paid $81 million for cash-settled equity awards. As of June 30, 2014, liabilities totaled $62 million for outstanding cash-settled equity awards, of which $31 million was classified as current. (See Note 10 to the accompanying consolidated financial statements.)

•
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of June 30, 2014, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $461 million including interest. We expect OWN to continue to make payments on the note in 2014. We may provide additional funding to our equity method investees, if necessary, and expect to recoup amounts funded. (See Note 3 to the accompanying consolidated financial statements.)

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2014	2013
Cash and cash equivalents, beginning of period	$408	$1,201
Cash provided by operating activities	473	470
Cash used in investing activities	(303)	(1,964)
Cash (used in) provided by financing activities	(201)	680
Effect of exchange rate changes on cash and cash equivalents	(5)	(12)
Net change in cash and cash equivalents	(36)	(826)
Cash and cash equivalents, end of period	$372	$375
Operating Activities
Cash provided by operating activities increased $3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Improved operating results and changes in working capital, such as decreases in accounts receivable and increases in accounts payable due to the timing of payments, were largely offset by increases in content investment of $126 million and an increase in cash paid for taxes of $119 million.
Investing Activities
Cash flows used in investing activities decreased $1.7 billion for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was primarily attributable to decreases in cash paid for business combinations of $1.5 billion, net of cash acquired (see Note 2 to the accompanying consolidated financial statements), a decrease in realized losses for derivatives in connection with forecasted business combinations of $55 million, proceeds from the disposition of HowStuffWorks, LLC of $45 million, and improved operating results at OWN. During the six months ended June 30, 2014, we received net payments of $39 million from OWN. Conversely, during the six months ended June 30, 2013, we provided OWN with funding of $13 million. (See Note 3 to the accompanying consolidated financial statements.)
Financing Activities
Cash flows provided by financing activities decreased $881 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was primarily due to the issuance of senior notes resulting in net proceeds that were $777 million lower than the proceeds of senior note issuances in the prior year period, as well as an increase in repurchases of our common and preferred stock on an aggregated basis of $248 million, partially offset by an increase in cash flows from the issuance of commercial paper during the six months ended June 30, 2014 of $162 million.

Capital Resources
As of June 30, 2014, capital resources were comprised of the following (in millions).

	June 30, 2014
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$372	$—	$—	$372
Revolving credit facility and commercial paper program(a)	1,500	1	162	1,337
Senior notes(b)	6,759	—	6,759	—
Total	$8,631	$1	$6,921	$1,709

(a) Outstanding commercial paper borrowings of $162 million as of June 30, 2014 are supported by unused committed capacity under the revolving credit facility and reduce unused capacity. There were no amounts drawn under the revolving credit facility as of June 30, 2014.
(b) Interest on senior notes is paid annually or semi-annually. Our senior notes outstanding as of June 30, 2014 had interest rates that ranged from 2.375% to 6.35% and will mature between 2015 and 2043.
As of June 30, 2014, we held $372 million of cash and cash equivalents, of which $249 million was held in non-U.S. subsidiaries and which we intend to permanently reinvest outside of the U.S. Our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations. However, if these funds are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate them. We expect that our cash balance, cash generated from operations and availability under our revolving credit facility will be sufficient to fund our cash needs for the next twelve months. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted one accounting and reporting standard during the six months ended June 30, 2014 (see Note 1 to the accompanying consolidated financial statements).

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2013 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2013, except as described below. During the six months ended June 30, 2014, we recorded a foreign currency remeasurement loss of $7 million on cash and accounts receivable held in Venezuelan bolivars due to changes in Venezuela's currency exchange mechanisms. Companies operating in Venezuela, including our customers, are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate of 6.3 bolivars per U.S. dollar. As a result of recent events in Venezuela, our customers have been unable to obtain such approval and our ability to repatriate cash generated in Venezuela at the official exchange rate is uncertain. Beginning January 23, 2014, we applied a devalued exchange rate of 10.7 bolivars per U.S. dollar, as established by an alternative currency exchange mechanism known as Sistema Complementario de Administracion de Divisas ("SICAD I"), in remeasuring our Venezuelan bolivar denominated monetary assets. As of June 30, 2014, the Company held approximately $21 million in Venezuelan bolivar denominated assets which may be exposed to further devaluation if the SICAD I exchange mechanism is not available to us or the SICAD I exchange rate deteriorates.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
On May 30, 2014, the Company acquired a controlling interest in Eurosport International (see Note 2 to the accompanying consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the six months ended June 30, 2014, except as noted above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended June 30, 2014.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
April 2014	2,379,515	$74.82	2,379,515	$1,525,748,877
May 2014	1,396,396	$71.21	1,396,396	$1,426,309,642
June 2014	2,941,450	$76.61	2,941,450	$1,200,954,397
Total	6,717,361	$74.85	6,717,361	$1,200,954,397

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) As of June 30, 2014, the total amount authorized under the stock repurchase program was $5.5 billion, and we had remaining authorization of $1.2 billion for future repurchases under our common stock repurchase program, which will expire on February 3, 2016. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended June 30, 2014. The Company first announced its stock repurchase program on August 3, 2010.
(c) As previously announced, on May 22, 2014, we entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock repurchased under the our stock repurchase program during the then most recently completed fiscal quarter. Based on the number of shares of Series C common stock purchased during the period from May 22, 2014 to June 30, 2014, we expect to repurchase and retire 1.5 million shares of our Series C convertible preferred stock for an aggregate purchase price of $110 million on or about August 4, 2014.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1
Credit Agreement, dated as of June 20, 2014, among Discovery Communications, LLC (“DCL”), certain wholly-owned subsidiaries of DCL, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 23, 2014)

10.1
Share Repurchase Agreement, entered into as of May 22, 2014, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2014)

10.2	Form of Stock Dividend Related Restricted Stock Unit Grant Agreement (filed herewith)*

10.3	Form of Stock Dividend Related Performance Restricted Stock Unit Grant Agreement (filed herewith)*

10.4	Form of Stock Dividend Related Stock Appreciation Right Agreement (filed herewith)*

10.5	Form of Stock Dividend Related Nonqualified Stock Option Grant Agreement (filed herewith)*

10.6	Form of David Zaslav's Stock Dividend Related Discovery Appreciation Plan Letter (filed herewith)*

10.7	Form of David Zaslav's Stock Dividend Related Performance Restricted Stock Unit Grant Agreement (filed herewith)*

10.8	Form of David Zaslav's Stock Dividend Related Stock Appreciation Right Agreement for Pre-2014 Awards (filed herewith)*

10.9	Form of David Zaslav's Stock Dividend Related Stock Appreciation Right Agreement for the 2014 Award (filed herewith)*

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Equity for the three and six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: July 31, 2014	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: July 31, 2014	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1
Credit Agreement, dated as of June 20, 2014, among Discovery Communications, LLC (“DCL”), certain wholly-owned subsidiaries of DCL, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 23, 2014)

10.1
Share Repurchase Agreement, entered into as of May 22, 2014, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2014)

10.2	Form of Stock Dividend Related Restricted Stock Unit Grant Agreement (filed herewith)*

10.3	Form of Stock Dividend Related Performance Restricted Stock Unit Grant Agreement (filed herewith)*

10.4	Form of Stock Dividend Related Stock Appreciation Right Agreement (filed herewith)*

10.5	Form of Stock Dividend Related Nonqualified Stock Option Grant Agreement (filed herewith)*

10.6	Form of David Zaslav's Stock Dividend Related Discovery Appreciation Plan Letter (filed herewith)*

10.7	Form of David Zaslav's Stock Dividend Related Performance Restricted Stock Unit Grant Agreement (filed herewith)*

10.8	Form of David Zaslav's Stock Dividend Related Stock Appreciation Right Agreement for Pre-2014 Awards (filed herewith)*

10.9	Form of David Zaslav's Stock Dividend Related Stock Appreciation Right Agreement for the 2014 Award (filed herewith)*

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Equity for the three and six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.