Form 10-Q
period 2014-09-30
Discovery Communications, Inc.
filed 2014-11-04
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of October 28, 2014:

Series A Common Stock, par value $0.01 per share	148,491,088
Series B Common Stock, par value $0.01 per share	6,542,457
Series C Common Stock, par value $0.01 per share	287,302,099

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$376	$408
Receivables, net	1,464	1,371
Content rights, net	379	277
Deferred income taxes	87	73
Prepaid expenses and other current assets	278	281
Total current assets	2,584	2,410
Noncurrent content rights, net	2,028	1,883
Property and equipment, net	525	514
Goodwill	8,320	7,341
Intangible assets, net	2,091	1,565
Equity method investments	667	1,087
Other noncurrent assets	158	179
Total assets	$16,373	$14,979
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$209	$141
Accrued liabilities	1,040	992
Deferred revenues	304	144
Current portion of debt	995	17
Total current liabilities	2,548	1,294
Noncurrent portion of debt	6,153	6,482
Deferred income taxes	692	637
Other noncurrent liabilities	310	333
Total liabilities	9,703	8,746
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	785	36
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 43 and 44 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 151 and 150 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 375 and 151 shares issued	4	2
Additional paid-in capital	6,905	6,826
Treasury stock, at cost	(4,488)	(3,531)
Retained earnings	3,654	2,892
Accumulated other comprehensive (loss) income	(195)	4
Total Discovery Communications, Inc. stockholders’ equity	5,883	6,196
Noncontrolling interests	2	1
Total equity	5,885	6,197
Total liabilities and equity	$16,373	$14,979
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Distribution	$748	$651	$2,097	$1,896
Advertising	725	665	2,258	1,922
Other	95	59	234	180
Total revenues	1,568	1,375	4,589	3,998
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	529	435	1,526	1,214
Selling, general and administrative	432	390	1,247	1,149
Depreciation and amortization	85	80	243	190
Restructuring and other charges	11	1	19	11
Gain on disposition	—	(19)	(31)	(19)
Total costs and expenses	1,057	887	3,004	2,545
Operating income	511	488	1,585	1,453
Interest expense	(83)	(80)	(247)	(228)
Income (loss) from equity investees, net	13	—	34	(9)
Other income, net	1	11	11	61
Income from continuing operations before income taxes	442	419	1,383	1,277
Provision for income taxes	(155)	(163)	(481)	(490)
Net income	287	256	902	787
Net income attributable to noncontrolling interests	—	(1)	(2)	(1)
Net income attributable to redeemable noncontrolling interests	(7)	—	(11)	—
Net income available to Discovery Communications, Inc.	$280	$255	$889	$786

Net income per share available to Discovery Communications, Inc. Series A, B and C common stockholders (Note 12):
Basic	$0.41	$0.36	$1.29	$1.09
Diluted	$0.41	$0.35	$1.28	$1.08
Weighted average Discovery Communications, Inc. Series A, B and C common shares outstanding:
Basic	449	483	458	488
Diluted	682	719	693	727
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$287	$256	$902	$787
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(187)	104	(219)	(3)
Derivative and market value adjustments	3	—	(6)	6
Comprehensive income	103	360	677	790
Comprehensive income attributable to noncontrolling interests	—	(1)	(2)	(1)
Comprehensive loss attributable to redeemable noncontrolling interests	20	—	15	1
Comprehensive income attributable to Discovery Communications, Inc.	$123	$359	$690	$790
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$902	$787
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	66	129
Depreciation and amortization	243	190
Content amortization and impairment expense	1,083	850
Gain on disposition	(31)	(19)
Remeasurement gain on previously held equity interest	(29)	(92)
Equity in (earnings) losses of investee companies, net of cash distributions	(15)	15
Deferred income tax (benefit) expense	(124)	144
Launch amortization expense	8	14
Loss from hedging instruments, net	—	55
Other, net	27	22
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	3	(92)
Content rights	(1,269)	(1,061)
Accounts payable and accrued liabilities	92	41
Equity-based compensation liabilities	(81)	(61)
Income tax receivable	53	50
Other, net	(35)	(42)
Cash provided by operating activities	893	930
Investing Activities
Purchases of property and equipment	(85)	(76)
Business acquisitions, net of cash acquired	(369)	(1,832)
Hedging instruments, net	—	(55)
Proceeds from disposition	45	28
Distributions from equity method investees	58	23
Investments in equity method investees, net	(174)	(28)
Other investing activities, net	(4)	(1)
Cash used in investing activities	(529)	(1,941)
Financing Activities
Borrowings from debt, net of discount and issuance costs	409	1,186
Borrowings under revolving credit facility	145	—
Commercial paper, net	126	—
Principal repayments of capital lease obligations	(13)	(21)
Repurchases of stock	(1,067)	(969)
Cash proceeds from equity-based plans, net	39	61
Other financing activities, net	(8)	(3)
Cash (used in) provided by financing activities	(369)	254
Effect of exchange rate changes on cash and cash equivalents	(27)	(5)
Net change in cash and cash equivalents	(32)	(762)
Cash and cash equivalents, beginning of period	408	1,201
Cash and cash equivalents, end of period	$376	$439

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2014	2013
Supplemental Cash Flow Information
Cash paid for taxes, net	$(500)	$(273)
Cash paid for interest, net	$(180)	$(158)
Noncash Investing and Financing Transactions
Assets acquired under capital lease arrangements	$14	$86
Accrued purchases of property and equipment	$5	$4
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,031	$3	$6,034	$6,269	$4	$6,273
Comprehensive income	123	—	123	359	1	360
Equity-based compensation	12	—	12	14	—	14
Issuance of common stock for equity-based plans	17	—	17	12	—	12
Excess tax benefits from equity-based compensation	9	—	9	14	—	14
Other adjustments for equity-based plans	(1)	—	(1)	—	—	—
Repurchases of stock	(298)	—	(298)	(448)	—	(448)
Redeemable noncontrolling interest adjustments to redemption value	(15)	—	(15)	—	—	—
Cash distributions to noncontrolling interests	—	(1)	(1)	—	—	—
Purchase of redeemable noncontrolling interest	5	—	5	—	—	—
Ending balance	$5,883	$2	$5,885	$6,220	$5	$6,225

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$6,196	$1	$6,197	$6,291	$2	$6,293
Comprehensive income	690	2	692	790	1	791
Equity-based compensation	39	—	39	48	—	48
Issuance of common stock for equity-based plans	36	—	36	43	—	43
Excess tax benefits from equity-based compensation	30	—	30	40	—	40
Tax settlements associated with equity-based compensation	(27)	—	(27)	(22)	—	(22)
Other adjustments for equity-based plans	(2)	—	(2)	—	—	—
Repurchases of stock	(1,067)	—	(1,067)	(969)	—	(969)
Stock dividends declared to preferred interests	(1)	—	(1)	—	—	—
Redeemable noncontrolling interest adjustments to redemption value	(16)	—	(16)	(1)	—	(1)
Noncontrolling interests of acquired businesses	—	—	—	—	2	2
Cash distributions to noncontrolling interests	—	(1)	(1)	—	—	—
Purchase of redeemable noncontrolling interest	5	—	5	—	—	—
Ending balance	$5,883	$2	$5,885	$6,220	$5	$6,225
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
Reclassifications
Transactions denominated in currencies other than subsidiaries' functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of foreign currency transactions. Beginning January 1, 2014, the Company reclassified foreign currency gains (losses), net as described above from selling, general and administrative expense to other income, net on the consolidated statements of operations for all periods presented. For the three and nine months ended September 30, 2013, foreign currency gains of $11 million and $24 million, respectively, were reclassified from selling, general and administrative expense to other income, net to conform to the current year presentation.
Stock Split Effected in the Form of a Share Dividend
On May 16, 2014, Discovery's Board of Directors approved a stock split effected in the form of a share dividend (the "2014 Share Dividend") of one share of the Company's Series C common stock on each issued and outstanding share of Series A, Series B, and Series C common stock. The stock split did not change the number of treasury shares or the number of outstanding preferred shares but the conversion ratio on the preferred shares doubled (see Note 9). The 2014 Share Dividend resulted in a 2 for 1 stock split on August 6, 2014 to stockholders of record on July 28, 2014. All share and per share data for earnings per share and stock based compensation have been retroactively adjusted to give effect to the 2 for 1 split of the Company’s common stock. The impact on the consolidated balance sheet was an increase of $2 million to common stock and an offsetting reduction in additional paid-in capital, which has been recognized in the current period only.
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
(unaudited)

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
Accounting and Reporting Pronouncements Adopted
Reporting Discontinued Operations
In April 2014, the Financial Accounting Standards Board ("FASB") issued guidance that changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Under the new pronouncement, disposal of a component of an entity representing a strategic shift with major effect on its operations and financial results is a discontinued operation. The Company prospectively adopted the new guidance effective July 1, 2014. The Company will assess future dispositions under the new guidance.
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued guidance stating that a liability related to an unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward to the extent such deferred tax asset is available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. The Company prospectively adopted the new guidance effective January 1, 2014. Liabilities of $12 million related to unrecognized tax benefits are reducing deferred tax assets that are reflected in net noncurrent deferred income tax liabilities on the consolidated balance sheet as of September 30, 2014.
Accounting and Reporting Pronouncements Not Yet Adopted
Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments regarding conditions or events that raise substantial doubt about the Company's ability to continue as a going concern and to provide related disclosures, if applicable. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.
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
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world, including the largest distributors in the U.S. and major international distributors. In the U.S., approximately 90% of distribution revenues come from the top 10 distributors. Outside of the U.S., approximately 50% of distribution revenue comes from the top 10 distributors. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2014 through 2020. Failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, which is impacted by affiliate subscriber levels and viewership.
No individual customer accounted for more than 10% of total consolidated revenues for the three and nine months ended September 30, 2014 or 2013. As of September 30, 2014 and December 31, 2013, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement and may have limited or no access to the commercial paper market. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of September 30, 2014, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Hub Television Networks LLC
On September 23, 2014, the Company acquired an additional 10% ownership interest in the Hub Network from Hasbro, Inc. ("Hasbro") for $64 million. The Hub Network is a pay television network that provides children's and family entertainment and educational programming. The purchase increased the Company's ownership interest from 50% to 60%. As a result, the Company changed its accounting for the Hub Network from an equity method investment to a consolidated subsidiary (see Note 3). The acquisition of the Hub Network supports the Company's strategic priority of broadening the scope of the network to increase viewership, and the network was rebranded as the Discovery Family Channel on October 13, 2014.
The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to preliminarily assess certain components of its purchase price allocation. The table below presents the fair value of the assets acquired, liabilities assumed and noncontrolling interest as presented in the table below (in millions).

September 23, 2014
Goodwill	$309
Intangible assets	301
Other assets acquired	97
Cash	33
Liabilities assumed	(125)
Redeemable noncontrolling interest	(238)
Carrying value of previously held equity interest	(313)
Net assets acquired	$64
There was no gain or loss recorded at the time of acquisition as the fair value was equal to the carrying amount of the Company's previously held equity interest in the Hub Network as of the acquisition date.
Hasbro has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet (see Note 8). Embedded in the redeemable noncontrolling interest is the value of a Discovery call right exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the interest being purchased is generally a function of the then fair market value of the interest, to which certain discounts and floor values may apply in specified situations, depending upon the party exercising the put or call, the basis for the exercise of the put or call, and the determined fair market value of the network at the time of exercise.
The goodwill reflects the workforce and synergies expected from combining the operations of the Hub Network and the Company's existing U.S. Networks. The goodwill recorded as part of this acquisition will be assigned to the U.S. Networks reporting unit. It is not amortizable for tax purposes. Intangible assets primarily consist of distribution customer relationships with an estimated useful life of 30 years and a weighted-average contractual renewal period of 3 years. The purchase price allocation

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

presented above is preliminary as the Company is currently in the process of completing fair value estimates for intangible assets and income taxes.
Eurosport
On May 30, 2014, the Company acquired from TF1 a controlling interest in and began consolidating Eurosport International ("Eurosport"), a leading pan-European sports media platform, by increasing Discovery’s ownership stake from 20% to 51% for cash of approximately €257 million ($349 million) and recognized a gain of $29 million to account for the difference between the carrying value and the fair value of the previously held 20% equity interest. The gain is included in other income, net in the Company's consolidated statements of operations (see Note 13). Due to regulatory constraints, the acquisition initially excludes Eurosport France, formerly a subsidiary of Eurosport. The Company will retain a 20% equity interest in Eurosport France and has a conditional commitment to acquire another 31% ownership interest beginning in 2015 for approximately €35 million ($48 million), contingent upon resolution of all regulatory matters. The flagship Eurosport network focuses on regionally popular sports, such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast), Eurosport Asia-Pacific, and Eurosportnews. The acquisition is intended to increase the growth of Eurosport and enhance the Company's pay television offerings in Europe.
The Company used DCF analyses, which represent Level 3 fair value measurements, to preliminarily assess certain components of its purchase price allocation. The fair value of the assets acquired, liabilities assumed and noncontrolling interest acquired and calculation of the remeasurement gain on previously held equity interest is presented in the table below (in millions).

May 30, 2014
Goodwill	$775
Intangible assets	467
Other assets acquired	165
Cash	47
Removal of TF1 put right	27
Currency translation adjustment	7
Remeasurement gain on previously held equity interest	(29)
Liabilities assumed	(154)
Deferred tax liabilities	(167)
Redeemable noncontrolling interest	(558)
Carrying value of previously held equity interest	(231)
Net assets acquired	$349
TF1 has the right to put the entirety of its remaining 49% non-controlling interest to the Company during two 90-day windows in the two and a half years after May 30, 2014. If the put right is exercised during the first 90-day window beginning July 1, 2015, it has a floor value equal to the fair value per share of Eurosport on May 30, 2014. If the put right is exercised during the second 90-day window beginning July 1, 2016, it will be priced at the then-current fair value per share of Eurosport, or as may be agreed between the Company and TF1. As TF1's put right is outside the control of the Company, TF1's 49% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet (see Note 8).
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The goodwill reflects the synergies and increased regional flexibility expected from controlling the operations of Discovery Japan and is included in the International Networks segment. The goodwill recorded as part of this acquisition is not amortizable for tax purposes. Intangible assets are primarily distribution customer relationships.
Other
In 2014, the Company acquired other unrelated businesses for total consideration of $40 million, net of cash acquired. The Company recorded $34 million and $10 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included a factual entertainment production company in the U.K. and cable networks in New Zealand. The goodwill reflects the synergies and market expansion from combining the operations of these acquisitions with the Company.
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
Consolidation of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of the respective acquisition dates. The following table presents the revenue and earnings of the businesses acquired as reported within the consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Distribution	$146	$59	$294	$127
Advertising	162	126	499	266
Other	45	4	78	9
Total revenues	$353	$189	$871	$402
Net income	$12	$12	$42	$37
Pro Forma Financial Information
The following table presents the unaudited pro forma results of the Company as though all of the 2013 and 2014 business combinations discussed above had been made on January 1, 2013 (in millions). These pro forma results do not necessarily represent what would have occurred if all the business combinations above had taken place on January 1, 2013, nor do they represent the results that may occur in the future. This pro forma financial information includes the historical financial statement amounts of Discovery and its business combinations with the following adjustments: the Company converted the historical financial statements of its acquirees to GAAP, applied the Company's accounting policies, and the Company adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2013 including the $29 million gain recognized upon the consolidation of Eurosport. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis.

	Pro forma		Pro forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,590	$1,560	$4,883	$4,709
Net income	$298	$264	$916	$797
Equity Method Investment
On September 23, 2014, the Company acquired 50% equity ownership interest in All3Media, a production company, for a cash payment of approximately £90 million ($147 million).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Dispositions
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
NOTE 3. VARIABLE INTEREST ENTITIES
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. In certain instances, an investment may qualify as a variable interest entity (“VIE”). As of September 30, 2014, the Company’s VIEs primarily consisted of OWN LLC. As of December 31, 2013, the Company’s VIEs primarily consisted of Hub Television Networks LLC and OWN LLC. Both OWN LLC and the Hub Television Networks LLC operate pay television networks in the U.S.
The Company accounted for its interests in VIEs using the equity method, as the Company is not the primary beneficiary of these entities. The aggregate carrying values of these VIE equity method investments were $457 million and $789 million as of September 30, 2014 and December 31, 2013, respectively. The Company recognized $13 million and $37 million in income during the three and nine months ended September 30, 2014, respectively, and zero and $13 million in losses during the three and nine months ended September 30, 2013, respectively, for its portion of net income and losses generated by VIEs.
As of September 30, 2014, the Company’s estimated risk of loss for investment carrying values, unfunded contractual commitments and guarantees made on behalf of VIEs was approximately $488 million. The estimated risk of loss excludes the Company’s expected non-contractual future funding of OWN, which is discussed below.
OWN LLC
OWN LLC operates OWN, which is a pay television network and website that provides adult lifestyle content, which is focused on self-discovery, self-improvement and entertainment. Since the initial equity was not sufficient to fund OWN's activities without additional subordinated financial support in the form of a note receivable held by the Company, OWN is a VIE. While the Company and Harpo, Inc. ("Harpo") are partners who share equally in voting control, power is not shared because Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel that significantly impact OWN’s economic performance. Accordingly, the Company has determined that it is not the primary beneficiary of OWN and accounts for its investment in OWN using the equity method. However, the Company provides OWN funding, content licenses, and services, such as distribution, sales and administrative support, for a fee (see Note 14).
The Company's combined advances to and note receivable from OWN, including accrued interest, were $452 million and $483 million as of September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014, the Company received net repayments of $56 million from OWN and accrued interest on the note receivable of $25 million. During the nine months ended September 30, 2013, the Company received net repayments of $11 million from OWN and accrued interest on the note receivable of $27 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company will provide additional funding to OWN, if necessary, and expects to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo. OWN began repaying amounts owed to the Company during 2013.
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company had recognized $104 million or 100% of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began again to record 100% of OWN’s net losses. Although OWN has become profitable, the Company will record 100% of any net losses resulting

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

from OWN's operations as long as Discovery has provided all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's future net income will initially be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest.
The carrying value of the Company’s investment in OWN of $420 million and $449 million as of September 30, 2014 and December 31, 2013, respectively, includes the Company's note receivable and accumulated investment losses. There is a possibility that the results of OWN’s future operations will fall below the long-term projections. The Company monitors the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. No impairment was recorded during the nine months ended September 30, 2014.
Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount every two and a half years commencing January 1, 2016. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fourth put exercise date. The Company has not recorded amounts for the put right because the fair value of this put right was zero as of September 30, 2014 and December 31, 2013.
Hub Television Networks LLC
Prior to September 23, 2014, the Hub Network was a VIE because the the initial equity was not sufficient to fund the Hub Network's activities without additional subordinated financial support in the form of a funding commitment. Discovery and Hasbro shared equally in voting control and jointly consented to decisions about programming and marketing strategy and thereby jointly directed the activities of the Hub Network that most significantly impacted its economic performance. Accordingly, the Company determined that it was not the primary beneficiary of the Hub Network and accounted for its investment in the Hub Network using the equity method.
On September 23, 2014, the Company acquired 10% of Hasbro’s ownership in the Hub Network for $64 million. This was a reconsideration event, requiring a reassessment of the Hub Network as a VIE. As of the reconsideration date, the Hub Network is not expected to require additional subordinated financial support to fund its ongoing activities. Accordingly, the Hub Network is no longer considered to be a VIE. Since the transaction provided Discovery with control over the voting rights and operating activities of the Hub Network, the Company consolidated the Hub Network as of the acquisition date (see Note 2).
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2014
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$142	$—	$—	$142
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	9	—	9
Foreign exchange	Other noncurrent assets	—	7	—	7
Total		$142	$16	$—	$158
Liabilities:
Deferred compensation plan	Accrued liabilities	$142	$—	$—	$142
Derivatives:
Foreign exchange	Accrued liabilities	—	1	—	1
Interest rate	Accrued liabilities	—	10	—	10
TF1 put right	Accrued liabilities	—	—	4	4
Total		$142	$11	$4	$157

		December 31, 2013
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$129	$—	$—	$129
Available-for-sale securities:
Common stock	Other noncurrent assets	4	—	—	4
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	4	—	4
Foreign exchange	Other noncurrent assets	—	9	—	9
Total		$133	$13	$—	$146
Liabilities:
Deferred compensation plan	Accrued liabilities	$129	$—	$—	$129
Derivatives:
Foreign exchange	Accrued liabilities	—	1	—	1
TF1 put right	Accrued liabilities	—	—	20	20
Total		$129	$1	$20	$150
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
Derivative financial instruments are comprised of foreign exchange and interest rate contracts used by the Company to modify its exposure to market risks from foreign exchange rates and interest rates. The fair value of Level 2 derivative financial instruments was determined using a market-based approach.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2014, TF1 had the conditional right to require the Company to purchase its remaining shares in Eurosport France at various dates should Discovery complete its planned acquisition of a controlling interest in Eurosport France. Previously, TF1 had the conditional right to require the Company to purchase its remaining shares in Eurosport, inclusive of Eurosport France. Following the consolidation of Eurosport, excluding Eurosport France, TF1 retained a conditional right to require Discovery to purchase its remaining shares in Eurosport and a right to put a portion of its interest in Eurosport France to Discovery. The option on Eurosport, the value of which is embedded in the noncontrolling interest, has resulted in the classification of the noncontrolling interest in Eurosport as a component of redeemable equity (see Note 8). The separate written put for Eurosport France does not qualify for equity classification and is reported at fair value and subsequently marked to fair value through earnings regardless of associated contingencies. The fair value measurement as of September 30, 2014 of the TF1 put on Eurosport France of $4 million was determined through the use of a Monte Carlo simulation model. The Monte Carlo model simulates the various sources of uncertainty impacting the value of a financial instrument and uses those simulations to develop an estimated fair value for the instrument. The valuation methodology for the TF1 put for Eurosport France is based on unobservable estimates and judgments, and therefore represents a Level 3 fair value measurement. (See Note 2.)
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than borrowings under the revolving credit facility and the senior notes, each approximated their fair values. The estimated fair value of the Company’s outstanding borrowings under the revolving credit facility and senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.4 billion and $6.6 billion as of September 30, 2014 and December 31, 2013, respectively.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	September 30, 2014	December 31, 2013
Produced content rights:
Completed	$3,509	$3,566
In-production	398	334
Coproduced content rights:
Completed	671	637
In-production	89	84
Licensed content rights:
Acquired	1,054	880
Prepaid	101	48
Content rights, at cost	5,822	5,549
Accumulated amortization	(3,415)	(3,389)
Total content rights, net	2,407	2,160
Current portion	(379)	(277)
Noncurrent portion	$2,028	$1,883
Content expense, which consists of content amortization, impairments and other production charges, is included in costs of revenues on the consolidated statements of operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Content expense consisted of the following (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Content amortization	$372	$301	$1,061	$831
Other production charges	41	24	108	71
Content impairments	6	7	22	19
Total content expense	$419	$332	$1,191	$921
NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	September 30, 2014	December 31, 2013
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
2.375% Senior Notes, euro denominated, annual interest, due March 2022	380	—
3.30% Senior Notes, semi-annual interest, due May 2022	500	500
3.25% Senior Notes, semi-annual interest, due April 2023	350	350
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	500
4.875% Senior Notes, semi-annual interest, due April 2043	850	850
Revolving credit facility	145	—
Capital lease obligations	163	165
Commercial paper	126	—
Total debt	7,164	6,515
Unamortized discount	(16)	(16)
Debt, net	7,148	6,499
Current portion of debt	(995)	(17)
Noncurrent portion of debt	$6,153	$6,482
Senior Notes
On March 7, 2014, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued €300 million principal amount ($417 million, at issuance based on the exchange rate of $1.39 per euro at March 7, 2014) of 2.375% Senior Notes due March 7, 2022 (the "2014 Notes"). The proceeds received by DCL from the offering were net of a $3 million issuance discount and $2 million of deferred financing costs. The current balance reflects changes in exchange rates; there have been no other changes to the balance.
DCL has the option to redeem some or all of the 2014 Notes at any time prior to their maturity by paying a make-whole premium plus accrued and unpaid interest, if any, through the date of repurchase. Interest on the 2014 Notes is payable annually on March 7 of each year. The 2014 Notes are unsecured and rank equally in right of payment with all of DCL's other unsecured senior indebtedness. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain nonfinancial covenants, events of default and other customary provisions. The Company and DCL were in compliance with all covenants and customary provisions under the Senior Notes, and there were no events of default as of September 30, 2014.
The 2014 Notes are denominated in euro and expose Discovery to fluctuations in foreign exchange rates in that currency. Discovery has reported the change in remeasurement for these 2014 Notes as a component of other income, net in the consolidated statements of operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facilities
On June 20, 2014, DCL revised its $1.0 billion revolving credit facility to allow DCL and certain designated foreign subsidiaries of DCL to borrow up to $1.5 billion, including a $750 million sublimit for multi-currency borrowings, a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program discussed below. DCL also has the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. The revolving credit facility agreement provides for a maturity date of June 20, 2019. The Company had outstanding borrowings of $145 million under the revolving credit facility as of September 30, 2014 at an effective interest rate of 1.25%. There were no amounts borrowed under the revolving credit facility as of December 31, 2013. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings. For dollar-denominated borrowings, the interest rate is based, at the Company's option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margins are 1.10% and 0.10%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.15% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of September 30, 2014, the Company, DCL and the other borrowers were in compliance with all covenants, and there were no events of default under the revolving credit facility.
Commercial Paper
On May 22, 2014, the Company entered into a commercial paper program. The commercial paper issued under this program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $126 million as of September 30, 2014 and had a weighted average interest rate of approximately 0.3% and maturities of less than 90 days.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company may use derivative financial instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
During the nine months ended September 30, 2014 and 2013, the Company designated foreign currency forward contracts to hedge anticipated third-party revenue and exposures arising from inter-company licensing agreements as cash flow hedges. The Company also designated interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. Gains and losses on the effective portion of designated cash flow hedges are initially recorded in accumulated other comprehensive (loss) income on the consolidated balance sheet and reclassified to the statements of operations when the hedged item is recognized.
During the nine months ended September 30, 2013, the Company acquired foreign currency forward contracts in its business combinations that did not qualify for hedge accounting. During the nine months ended September 30, 2013, the Company entered into foreign exchange contracts in connection with the planned acquisition of SBS Nordic (see Note 2). These derivatives, which economically hedged the Company's exposure to fluctuations in certain foreign currency exchange rates, did not qualify for hedge accounting. There were no unsettled foreign exchange contracts held by the Company in connection with potential business combinations as of September 30, 2014 and December 31, 2013. Realized and unrealized gains and losses on foreign currency forward contracts that do not qualify for hedge accounting are reflected in other income, net on the consolidated statements of operations.
As of December 31, 2013, TF1 had the conditional right to require the Company to purchase its remaining shares in Eurosport. On May 30, 2014, the Company acquired a controlling interest in Eurosport, excluding Eurosport France, and the put right applicable to the acquired business became a component of redeemable equity recorded at fair value on the consolidated balance sheet as of September 30, 2014 (see Note 8). The value of the written put for Eurosport France is not included in noncontrolling interest and does not qualify for equity classification. It is a free-standing financial instrument reported as a fair value liability and subsequently marked to fair value through earnings regardless of associated contingencies (see Note 4).
The Company records all unsettled derivative contracts on the consolidated balance sheet at fair value (see Note 4); derivatives in an asset position are classified as assets, and derivatives in a liability position are classified as liabilities. The

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company's master netting agreements allow the Company to settle derivative contracts denominated in the same currency with a single counterparty on the same day on a net basis. There were no amounts eligible to be offset under master netting agreements as of September 30, 2014 and December 31, 2013.
The following table summarizes the notional amount and fair value of the Company's derivative positions (in millions).

		September 30, 2014		December 31, 2013
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$247	$9	$16	$4
Foreign exchange	Other noncurrent assets	$98	$7	$36	$9
Foreign exchange	Accrued liabilities	$41	$1	$—	$—
Interest rate	Accrued liabilities	$425	$10	$—	$—
Derivatives not designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$4	$—	$—	$—
Foreign exchange	Accrued liabilities	$3	$—	$4	$1
Foreign exchange	Other noncurrent liabilities	$—	$—	$3	$—
TF1 put right	Accrued liabilities	$76	$4	$574	$20
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gains (losses) recognized in accumulated other comprehensive (loss) income
Foreign exchange	$7	$(1)	$3	$5
Interest rate	$(3)	$—	$(10)	$—
(Losses) gains reclassified into income from accumulated other comprehensive (loss) income (effective portion)
Foreign exchange - distribution revenue	$(1)	$—	$(2)	$—
Foreign exchange - other income, net	$1	$1	$2	$1
The following table presents the pretax gains (losses) on derivatives not designated as hedges and the TF1 put recognized in other income, net in the consolidated statements of operations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign exchange derivatives	$1	$—	$1	$(56)
TF1 put right	—	—	(7)	—
Total	$1	$—	$(6)	$(56)
NOTE 8. REDEEMABLE NONCONTROLLING INTERESTS
In connection with the acquisition of a controlling interest in the Hub Network on September 23, 2014, the Company recognized $238 million for Hasbro's noncontrolling interest in the Hub Network. Hasbro has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021. Embedded in the redeemable noncontrolling interest is a Discovery call right exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the interest being purchased is generally a function of the then fair market value of the interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call, the basis for the exercise of the put or call, and the determined fair market value of the network at the time of

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

exercise. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet (see Note 2).
In connection with the acquisition of a controlling interest in Eurosport on May 30, 2014, the Company recognized $558 million for TF1's noncontrolling interest in Eurosport. TF1 has the right to put the entirety of its remaining 49% non-controlling interest to the Company during two 90-day windows in the two and a half years after May 30, 2014. If the put right is exercised during the first 90-day window beginning July 1, 2015, it has a floor value equal to the fair value per share of Eurosport on May 30, 2014. If the put right is exercised during the second 90-day window beginning July 1, 2016, it will be priced at the then-current fair value per share of Eurosport, or as may be agreed between the Company and TF1. As TF1's put right is outside the control of the Company, TF1's 49% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. (See Note 2.)
In connection with the acquisition of SBS Nordic on April 9, 2013, the Company recognized $6 million for the fair value of a noncontrolling interest in one of its Danish subsidiaries (see Note 2). The noncontrolling interest holder had a conditional right from November 20, 2014 through May 31, 2015 to put its 20% ownership interest to SBS. On September 16, 2014, the Company entered into an agreement with the noncontrolling interest holder to purchase their remaining 20% ownership interest. As the noncontrolling interest is contractually payable, it has been reclassified to accrued liabilities in the consolidated balance sheet as of September 30, 2014. The difference between the consideration transferred and the recorded value of the previous redeemable noncontrolling interest was recorded to additional paid-in capital.
In connection with the acquisition of a controlling interest in Discovery Japan on January 10, 2013, the Company recognized $35 million for the fair value of J:COM's noncontrolling interest (see Note 2). The terms of the agreement provide J:COM with a right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. For the first four years, the redemption value is the January 10, 2013 fair value denominated in Japanese yen; thereafter, the redemption value is the greater of the then-current fair value or the January 10, 2013 fair value denominated in Japanese yen.
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive (loss) income; however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. The adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to income from continuing operations available to Discovery Communications, Inc. stockholders in the calculation of earnings per share. None of the current period adjustments reflect a redemption in excess of fair value. (See Note 12.)
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$36	$—
Initial fair value of redeemable noncontrolling interests of acquired businesses	796	35
Purchase of subsidiary shares at fair value	(6)	—
Cash distributions to redeemable noncontrolling interests	(2)	—
Comprehensive income (loss) adjustments:
Net income attributable to redeemable noncontrolling interests	11	—
Other comprehensive loss attributable to redeemable noncontrolling interests	(26)	(1)
Currency translation on redemption values	(40)	(3)
Retained earnings adjustments:
Adjustments to redemption value	16	1
Ending balance	$785	$32

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. EQUITY
Common Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The total authorization under the stock repurchase program is $5.5 billion. As of September 30, 2014, the Company had remaining authorization of $1.0 billion for future repurchases under the stock repurchase program, which will expire on February 3, 2016.
Repurchased common stock is recorded in treasury stock on the consolidated balance sheet. The stock split in the form of a share dividend was not applied to the Company's treasury shares (see Note 1). Accordingly, the number of common shares repurchased under the common stock repurchase program has not been retroactively adjusted to give effect to the stock split.
All repurchases during the three and nine months ended September 30, 2014 and 2013 were made through open market transactions and were funded using cash on hand. As of September 30, 2014, the Company had repurchased over the life of the program 2.8 million and 83.4 million shares of Series A and Series C common stock for the aggregate purchase price of $171 million and $4.3 billion, respectively.
The table below presents a summary of stock repurchases (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Series A Common Stock:
Shares repurchased	—	0.8	—	0.8
Purchase price	$—	$62	$—	$62
Series C Common Stock:
Shares repurchased	3.3	5.2	13.4	9.0
Purchase price	$188	$386	$957	$651
Total shares repurchased	3.3	6.0	13.4	9.8
Total purchase price	$188	$448	$957	$713
Preferred Stock Conversion and Repurchase
The Company has an agreement with Advance/Newhouse Programming Partnership (“Advance/Newhouse”) to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Series C conversion rate changed from one to two upon the August 6, 2014 effective date of the stock split in the form of a share dividend (see Note 1). The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During the three months ended September 30, 2014, the Company retired 1.5 million shares of its Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $110 million. Based on the number of shares of Series C common stock purchased during the three months ended September 30, 2014, the Company expects Advance/Newhouse to effectively convert and sell to the Company 1.0 million shares of its Series C convertible preferred stock for an aggregate purchase price of $80 million on or about November 6, 2014. The repurchase transactions are recorded as a decrease of par value of preferred stock and retained earnings upon settlement using cash on hand.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Zaslav the right to vote the Series B shares if Dr. Malone is not otherwise voting or directing the vote of those shares. The agreement also provides that if Dr. Malone proposes to sell the Series B shares, Mr. Zaslav will have the first right to negotiate for the purchase of the shares. If that negotiation is not successful and Dr. Malone proposed to sell the Series B shares to a third party, Mr. Zaslav will have the exclusive right to match that offer. The rights granted under the agreement will remain in effect for as long as Mr. Zaslav is either employed as the principal executive officer of the Company or serving on its Board of Directors.
Other Comprehensive (Loss) Income
The table below presents the tax effects related to each component of other comprehensive (loss) income and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments:
Unrealized (losses) gains	$(195)	$8	$(187)	$117	$(13)	$104
Derivative and market value adjustments:
Unrealized gains	4	(1)	3	1	—	1
Reclassifications to distribution revenue	1	—	1	—	—	—
Reclassifications to other income, net	(1)	—	(1)	(1)	—	(1)
Other comprehensive (loss) income	$(191)	$7	$(184)	$117	$(13)	$104

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments:
Unrealized (losses) gains	$(211)	$(1)	$(212)	$3	$—	$3
Reclassifications to other income, net	(7)	—	(7)	(9)	3	(6)
Derivative and market value adjustments:
Unrealized (losses) gains	(5)	2	(3)	10	(3)	7
Reclassifications to distribution revenue	2	—	2	—	—	—
Reclassifications to loss on disposition	(5)	2	(3)	—	—	—
Reclassifications to other income, net	(2)	—	(2)	(1)	—	(1)
Other comprehensive (loss) income	$(228)	$3	$(225)	$3	$—	$3

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive (Loss) Income
The table below presents the changes in the components of accumulated other comprehensive (loss) income, net of taxes (in millions).

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(41)	$3	$(38)	$(106)	$10	$(96)
Other comprehensive (loss) income before reclassifications	(187)	3	(184)	104	1	105
Reclassifications from accumulated other comprehensive (loss) income to net income	—	—	—	—	(1)	(1)
Other comprehensive (loss) income	(187)	3	(184)	104	—	104
Other comprehensive loss attributable to redeemable noncontrolling interests	28	(1)	27	—	—	—
Ending balance	$(200)	$5	$(195)	$(2)	$10	$8

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income (Loss)	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(8)	$12	$4	$(1)	$5	$4
Other comprehensive (loss) income before reclassifications	(212)	(3)	(215)	3	7	10
Reclassifications from accumulated other comprehensive (loss) income to net income	(7)	(3)	(10)	(6)	(1)	(7)
Other comprehensive (loss) income	(219)	(6)	(225)	(3)	6	3
Other comprehensive loss attributable to redeemable noncontrolling interests	27	(1)	26	2	(1)	1
Ending balance	$(200)	$5	$(195)	$(2)	$10	$8

NOTE 10. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which performance-based restricted stock units ("PRSUs"), time-based restricted stock units ("RSUs"), stock options, unit awards and stock appreciation rights ("SARs") have been issued. As of September 30, 2014, the Company has reserved a total of 126 million shares of its Series A and Series C common stock for future exercises of outstanding and future grants of stock options and SARs and future vesting of outstanding and future grants of PRSUs and RSUs. Upon exercise of stock options and SARs or vesting of PRSUs and RSUs, the Company issues new shares from its existing authorized but unissued shares. There were 105 million shares of common stock in reserves that were available for future grant under incentive plans as of September 30, 2014.
As a result of the 2014 Share Dividend (see Note 1), the Company adjusted historical per share data, the number of shares and the exercise or grant price of its equity-based compensation.
During the nine months ended September 30, 2014, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2013 Form 10-K.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
PRSUs and RSUs	$17	$7	$42	$28
Stock options	4	6	19	19
Unit awards	5	14	6	42
SARs	6	17	(2)	39
ESPP	1	1	1	1
Total equity-based compensation expense	$33	$45	$66	$129
Tax benefit recognized	$11	$12	$23	$34
Compensation expense for all awards is recorded in selling, general and administrative expense in the consolidated statements of operations. As of September 30, 2014 and December 31, 2013, the Company recorded total liabilities for cash-settled and certain equity-based awards of $83 million and $138 million, respectively. The current portion of the liability for cash-settled awards was $38 million and $85 million as of September 30, 2014 and December 31, 2013, respectively.
Equity-Based Award Activity
PRSUs and RSUs
The table below presents PRSU and RSU activity (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2013	4.8	$23.00
Granted	3.2	41.60
Converted	(1.4)	19.41		$59
Forfeited	(0.2)	35.91
Outstanding as of September 30, 2014	6.4	$32.67	1.1	$242
Vested and expected to vest as of September 30, 2014	6.2	$32.52	1.0	$233
PRSUs represent the contingent right to receive shares of the Company’s Series A and C common stock based on continuous service and the Company's achievement of certain operating performance targets. As of September 30, 2014, there were approximately 5 million outstanding PRSUs with a weighted-average grant price of $32.18. As of September 30, 2014, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $74 million, which is expected to be recognized over a weighted-average period of 0.7 years.
RSUs represent the contingent right to receive shares of the Company’s Series A and C common stock based on continuous service. As of September 30, 2014, there were less than 2 million outstanding RSUs with a weighted-average grant price of $34.09. As of September 30, 2014, unrecognized compensation cost, net of expected forfeitures, related to RSUs was $34 million, which is expected to be recognized over a weighted-average period of 2.5 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	15.2	$18.23
Granted	2.0	41.23
Exercised	(2.2)	13.77		$60
Forfeited	(0.2)	30.04
Outstanding as of September 30, 2014	14.8	$21.91	4.1	$243
Vested and expected to vest as of September 30, 2014	14.4	$21.53	4.1	$238
Exercisable as of September 30, 2014	10.5	$16.79	3.6	$221
The Company received cash payments from the exercise of stock options totaling $31 million and $40 million during the nine months ended September 30, 2014 and 2013, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2014 was $20.98 per option. As of September 30, 2014, there was $31 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
Unit Awards
The table below presents unit award activity (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	3.3	$19.23
Settled	(2.1)	18.48		$52
Outstanding as of September 30, 2014	1.2	$20.59	0.3	$21
Vested and expected to vest as of September 30, 2014	1.2	$20.59	0.3	$21
Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price of Company stock exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. As of September 30, 2014, the weighted-average fair value of unit awards outstanding was $17.97 per unit award. The Company made cash payments to settle vested unit awards totaling $52 million and $50 million during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $4 million of unrecognized compensation cost related to unit awards, which is expected to be recognized over a weighted-average period of 0.3 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	6.4	$27.60
Granted	7.5	43.24
Settled	(1.8)	26.78		$29
Outstanding as of September 30, 2014	12.1	$37.38	1.5	$45
Vested and expected to vest as of September 30, 2014	12.1	$37.38	1.5	$45
As of September 30, 2014, the weighted-average fair value of SARs outstanding was $5.72 per award. The Company made cash payments of $29 million and $11 million to settle exercised SARs during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $28 million of unrecognized compensation cost related to SARs, which is expected to be recognized over a weighted-average period of 1.5 years.
Employee Stock Purchase Plan
The Discovery Communications, Inc. 2011 Employee Stock Purchase Plan (the "DESPP") enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. During the nine months ended September 30, 2014 and 2013, the Company issued 145 thousand and 106 thousand shares under the DESPP and received cash totaling $5 million and $3 million, respectively.
NOTE 11. INCOME TAXES
The Company's provisions for income taxes on income from continuing operations were $155 million and $481 million, and the effective income tax rate was 35% for each of the three and nine months ended September 30, 2014, respectively. The Company's provisions for income taxes on income from continuing operations were $163 million and $490 million, and the effective income tax rates were 39% and 38% for the three and nine months ended September 30, 2013, respectively.
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	2%	3%	3%	3%
Effect of foreign operations	1%	1%	1%	1%
Domestic production activity deductions	(3)%	(2)%	(3)%	(1)%
Change in uncertain tax positions	—%	—%	(1)%	—%
Remeasurement gain on previously held equity interest	—%	(2)%	—%	(2)%
Other, net	—%	4%	—%	2%
Effective income tax rate	35%	39%	35%	38%
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under examination by the IRS for its 2011 and 2010 consolidated federal income tax returns. The Company does not anticipate any material adjustments. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006.
The Company's reserves for uncertain tax positions at September 30, 2014 and December 31, 2013 totaled $186 million and $185 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the Company's uncertain tax positions could decrease as much as $50 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of September 30, 2014 and December 31, 2013, the Company had accrued approximately $16 million and $11 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 12. EARNINGS PER SHARE
The Company follows the two-class method in calculating earnings per share. The two-class method calculates earnings per share by distinguishing between the classes of common securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock are treated as one class for purposes of applying the two-class method, because they have identical economic rights. The second class is the Company's Series C convertible preferred stock. Holders of Series C convertible preferred stock have substantially equal rights as holders of Series C common stock and share equally on an as converted to Series C common stock basis with holders of Series A, B and C common stock with respect to income available to Discovery Communications, Inc. Following the 2014 Share Dividend on August 6, 2014, each share of Series C convertible preferred stock was convertible into two shares of Series C common stock. As a result of the change in conversion ratio, which did not impact the economic rights of any of the stockholders, the Company recast all prior period earnings per share presentations to be consistent with the current period.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the computation of the weighted average number of shares outstanding utilized in determining basic and diluted earnings per share (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$287	$256	$902	$787
Less:
Allocation of undistributed income to Series A convertible preferred stock	(58)	(51)	(183)	(154)
Net income attributable to noncontrolling interests	—	(1)	(2)	(1)
Net income attributable to redeemable noncontrolling interests	(7)	—	(11)	—
Redeemable noncontrolling interest adjustments to redemption value	—	—	(1)	(1)
Net income available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders for basic net income per share	$222	$204	$705	$631
Net income allocable to Discovery Communications Inc. Series A, B and C common stockholders and Series C convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	186	173	592	533
Series C convertible preferred stockholders	36	31	113	98
Total	222	204	705	631

Add back:
Allocation of undistributed income to Series A convertible preferred stock	58	51	183	154
Net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share	$280	$255	$888	$785

Denominator:
Weighted average Series A, B and C common shares outstanding — basic	449	483	458	488
Weighted average impact of assumed preferred stock conversion	227	229	228	231
Weighted average dilutive effect of equity awards	6	7	7	8
Weighted average Series A, B and C common shares outstanding — diluted	682	719	693	727
Weighted average Series C convertible preferred stock outstanding — basic and diluted	43	44	44	45

Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.41	$0.36	$1.29	$1.09
Series C convertible preferred stockholders	$0.82	$0.72	$2.58	$2.18

Diluted net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.41	$0.35	$1.28	$1.08
Series C convertible preferred stockholders(a)	$0.82	$0.70	$2.56	$2.16

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(a) Net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share. For the three months ended September 30, 2014 and 2013, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $35 million and $31 million, respectively. For the nine months ended September 30, 2014 and 2013, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $112 million and $97 million, respectively.
The weighted average number of diluted shares outstanding adjusts the weighted average number of shares of Series A, B and C common stock outstanding for the potential dilution that would occur if common stock equivalents, including convertible preferred stock and equity-based awards, were converted into common stock or exercised, calculated using the treasury stock method. Series A, B and C diluted common stock includes the impact of the conversion of Series A preferred stock, the impact of the conversion of Series C preferred stock, and the impact of stock-based compensation. Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation. The weighted-average number of diluted shares outstanding of Series C convertible preferred stock is equal to the weighted-average number of basic shares, as there are no securities that are convertible into Series C convertible preferred stock.
The table below presents the details of the equity-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive stock options, PRSUs and RSUs	4	2	3	1
PRSUs whose performance targets have not been achieved	4	2	3	2
NOTE 13. SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
Accrued liabilities consisted of the following (in millions).

	September 30, 2014	December 31, 2013
Accrued payroll and related benefits	$376	$373
Content rights payable	218	212
Accrued interest	109	43
Accrued income taxes	97	71
Current portion of equity-based compensation liabilities	38	85
Other accrued liabilities	202	208
Total accrued liabilities	$1,040	$992
Other Income, Net
Other income, net consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency gains (losses), net	$7	$11	$(5)	$24
Gain (loss) on derivative instruments	1	—	(6)	(56)
Remeasurement gain on previously held equity interest	—	—	29	92
Other, net	(7)	—	(7)	1
Total other income, net	$1	$11	$11	$61

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash Proceeds from Equity-Based Plans, Net
Cash proceeds from equity-based plans, net consisted of the following (in millions).

	Nine Months Ended September 30,
	2014	2013
Tax settlements associated with equity-based plans	$(27)	$(22)
Excess tax benefits from equity-based compensation	30	40
Proceeds from issuance of common stock for equity-based plans	36	43
Total cash proceeds from equity-based plans, net	$39	$61
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Media Corporation ("Liberty Media") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Dr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 28% of the aggregate voting power with respect to the election of directors of Liberty Global. Dr. Malone is Chairman of the Board of Liberty Media and beneficially owns approximately 46% of the aggregate voting power with respect to the election of directors of Liberty Media. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements.
Other related party transactions include revenues for content and services provided to and from equity method investees, such as OWN and All3 Media. On September 23, 2014, Liberty Global and the Company each acquired 50% of All3Media, a production company and jointly control the equity method investment.
Other related party revenue and service charges during the three and nine months ended September 30, 2014 and 2013 included in the table below primarily consist of distribution revenue from J:COM earned by Discovery Japan. Following the consolidation of Discovery Japan (see Note 2), revenues earned from J:COM are reflected in related party revenues.
Following the Company's consolidation of the Hub Network on September 23, 2014, transactions with Hasbro Studios for content are reflected as related party expenses. The Hub has a seven year programming arrangement with Hasbro Studios.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues and service charges:
Liberty Group(a)	$39	$39	$118	$79
Equity method investees	31	17	79	55
Other	9	8	26	18
Total revenues and service charges	$79	$64	$223	$152
Interest income(b)	$8	$9	$25	$27
Expenses	$10	$4	$28	$16

(a) The increase in revenue from transactions with the Liberty Group for the nine months ended September 30, 2014 is primarily attributable to activity with Charter Communications, Inc. ("Charter") and Virgin Media, Inc. ("Virgin Media"). In May 2013, Liberty Media completed its equity method investment in Charter; Dr. Malone is on Charter's board of directors. In June 2013, Liberty Global announced it had completed its acquisition of Virgin Media. Transactions with Charter and Virgin Media have been reported as related party transactions since the date that they became related parties.
(b) The Company records interest earnings from loans to equity method investees as a component of income (loss) from equity investees, net, in the consolidated statements of operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents receivables due from related parties (in millions).

	September 30, 2014	December 31, 2013
Receivables	$52	$41
Note receivable (see Note 3)	$452	$483
NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and capital leases, employment contracts, arrangements to purchase various goods and services, future funding commitments to equity method investees (see Note 3), and the conditional obligation to issue or acquire additional shares of preferred stock (see Note 9). In connection with the Company's business combinations in 2014 (see Note 2), the Company assumed or entered into various commitments, which include primarily programming arrangements and operating and capital leases.
Contingencies
Put Rights
The Company has granted put rights related to certain equity method investments and consolidated subsidiaries: Harpo has the right to require the Company to purchase its interest in OWN for fair value at various dates (see Note 3); TF1 has the conditional right to require the Company to purchase its remaining shares in Eurosport France (see Note 4); and noncontrolling interests, including Hasbro, TF1 and J:COM, hold put rights that obligate the Company to purchase redeemable noncontrolling interests in consolidated subsidiaries if the put right is exercised (see Note 8).
Legal Matters
In the normal course of business, the Company experiences routine claims and legal proceedings. It is the opinion of the     Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Other
The Company may provide indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of September 30, 2014 and December 31, 2013.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Revenues by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. Networks	$724	$733	$2,209	$2,212
International Networks	818	620	2,291	1,716
Education	27	22	90	73
Corporate and inter-segment eliminations	(1)	—	(1)	(3)
Total revenues	$1,568	$1,375	$4,589	$3,998
Adjusted OIBDA by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. Networks	$425	$425	$1,274	$1,274
International Networks	278	223	796	659
Education	3	2	15	13
Corporate and inter-segment eliminations	(72)	(64)	(232)	(207)
Total Adjusted OIBDA	$634	$586	$1,853	$1,739
Reconciliation of Total Adjusted OIBDA to Total Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Adjusted OIBDA	$634	$586	$1,853	$1,739
Amortization of deferred launch incentives	(4)	(4)	(8)	(14)
Mark-to-market equity-based compensation	(23)	(32)	(29)	(90)
Depreciation and amortization	(85)	(80)	(243)	(190)
Restructuring and other charges	(11)	(1)	(19)	(11)
Gain on disposition	—	19	31	19
Operating income	$511	$488	$1,585	$1,453

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total Assets by Segment

	September 30, 2014	December 31, 2013
U.S. Networks	$3,377	$2,978
International Networks	5,921	4,792
Education	136	125
Corporate and inter-segment eliminations	6,939	7,084
Total assets	$16,373	$14,979
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CODM.
NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of September 30, 2014 and December 31, 2013, the senior notes outstanding (see Note 6) have been issued by DCL, a wholly-owned subsidiary of the Company, in transactions registered with the U.S. Securities and Exchange Commission. The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding, LLC (“DCH”), a wholly-owned subsidiary of the Company (collectively, the “Issuers”), have an effective Registration Statement on Form S-3 (the "Shelf Registration") and may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by one or both of the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
September 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$32	$344	$—	$—	$376
Receivables, net	—	—	434	1,030	—	—	1,464
Content rights, net	—	—	10	369	—	—	379
Deferred income taxes	—	—	38	49	—	—	87
Prepaid expenses and other current assets	—	—	162	116	—	—	278
Intercompany trade receivables, net	—	—	54	—	—	(54)	—
Total current assets	—	—	730	1,908	—	(54)	2,584
Investment in and advances to subsidiaries	5,931	5,943	8,015	—	3,967	(23,856)	—
Noncurrent content rights, net	—	—	639	1,389	—	—	2,028
Goodwill	—	—	3,769	4,551	—	—	8,320
Intangible assets, net	—	—	310	1,781	—	—	2,091
Equity method investments	—	—	20	647	—	—	667
Other noncurrent assets	—	20	154	529	—	(20)	683
Total assets	$5,931	$5,963	$13,637	$10,805	$3,967	$(23,930)	$16,373
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$980	$15	$—	$—	$995
Other current liabilities	44	12	460	1,037	—	—	1,553
Intercompany trade payables, net	—	—	—	54	—	(54)	—
Total current liabilities	44	12	1,440	1,106	—	(54)	2,548
Noncurrent portion of debt	—	—	5,871	282	—	—	6,153
Other noncurrent liabilities	4	—	383	615	20	(20)	1,002
Total liabilities	48	12	7,694	2,003	20	(74)	9,703
Redeemable noncontrolling interests	—	—	—	785	—	—	785
Equity attributable to Discovery Communications, Inc.	5,883	5,951	5,943	8,016	3,947	(23,857)	5,883
Noncontrolling interests	—	—	—	1	—	1	2
Total equity	5,883	5,951	5,943	8,017	3,947	(23,856)	5,885
Total liabilities and equity	$5,931	$5,963	$13,637	$10,805	$3,967	$(23,930)	$16,373

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$465	$1,104	$—	$(1)	$1,568
Costs of revenues, excluding depreciation and amortization	—	—	108	423	—	(2)	529
Selling, general and administrative	4	—	47	380	—	1	432
Depreciation and amortization	—	—	7	78	—	—	85
Restructuring and other charges	—	—	—	11	—	—	11
Total costs and expenses	4	—	162	892	—	(1)	1,057
Operating (loss) income	(4)	—	303	212	—	—	511
Equity in earnings of subsidiaries	282	282	122	—	188	(874)	—
Interest expense	—	—	(81)	(2)	—	—	(83)
Income from equity investees, net	—	—	3	10	—	—	13
Other income (expense), net	—	—	20	(19)	—	—	1
Income from continuing operations before income taxes	278	282	367	201	188	(874)	442
Benefit from (provision for) income taxes	2	—	(85)	(72)	—	—	(155)
Net income	280	282	282	129	188	(874)	287
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(7)	(7)
Net income available to Discovery Communications, Inc.	$280	$282	$282	$129	$188	$(881)	$280

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$463	$914	$—	$(2)	$1,375
Costs of revenues, excluding depreciation and amortization	—	—	108	329	—	(2)	435
Selling, general and administrative	3	(2)	80	309	—	—	390
Depreciation and amortization	—	—	8	72	—	—	80
Restructuring and other charges	—	—	1	—	—	—	1
Gain on disposition	—	—	—	(19)	—	—	(19)
Total costs and expenses	3	(2)	197	691	—	(2)	887
Operating (loss) income	(3)	2	266	223	—	—	488
Equity in earnings of subsidiaries	257	255	143	—	171	(826)	—
Interest expense	—	—	(78)	(2)	—	—	(80)
Income (loss) from equity investees, net	—	—	1	(1)	—	—	—
Other income, net	—	—	4	7	—	—	11
Income from continuing operations before income taxes	254	257	336	227	171	(826)	419
Benefit from (provision for) income taxes	1	—	(81)	(83)	—	—	(163)
Net income	255	257	255	144	171	(826)	256
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc.	$255	$257	$255	$144	$171	$(827)	$255

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,414	$3,181	$—	$(6)	$4,589
Costs of revenues, excluding depreciation and amortization	—	—	337	1,194	—	(5)	1,526
Selling, general and administrative	11	—	158	1,079	—	(1)	1,247
Depreciation and amortization	—	—	24	219	—	—	243
Restructuring and other charges	—	—	1	18	—	—	19
Gain on disposition	—	—	—	(31)	—	—	(31)
Total costs and expenses	11	—	520	2,479	—	(6)	3,004
Operating (loss) income	(11)	—	894	702	—	—	1,585
Equity in earnings of subsidiaries	896	896	434	—	597	(2,823)	—
Interest expense	—	—	(241)	(6)	—	—	(247)
Income from equity investees, net	—	—	9	25	—	—	34
Other income (expense), net	—	—	26	(15)	—	—	11
Income from continuing operations before income taxes	885	896	1,122	706	597	(2,823)	1,383
Benefit from (provision for) income taxes	4	—	(226)	(259)	—	—	(481)
Net income	889	896	896	447	597	(2,823)	902
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(11)	(11)
Net income available to Discovery Communications, Inc.	$889	$896	$896	$447	$597	$(2,836)	$889

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,390	$2,615	$—	$(7)	$3,998
Costs of revenues, excluding depreciation and amortization	—	—	334	886	—	(6)	1,214
Selling, general and administrative	12	—	201	937	—	(1)	1,149
Depreciation and amortization	—	—	26	164	—	—	190
Restructuring and other charges	—	—	1	10	—	—	11
Gain on disposition	—	—	—	(19)	—	—	(19)
Total costs and expenses	12	—	562	1,978	—	(7)	2,545
Operating (loss) income	(12)	—	828	637	—	—	1,453
Equity in earnings of subsidiaries	794	794	467	—	529	(2,584)	—
Interest expense	—	—	(223)	(5)	—	—	(228)
Income (loss) from equity investees, net	—	—	3	(12)	—	—	(9)
Other (expense) income, net	—	—	(50)	111	—	—	61
Income from continuing operations before income taxes	782	794	1,025	731	529	(2,584)	1,277
Benefit from (provision for) income taxes	4	—	(231)	(263)	—	—	(490)
Net income	786	794	794	468	529	(2,584)	787
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc.	$786	$794	$794	$468	$529	$(2,585)	$786

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$280	$282	$282	$129	$188	$(874)	$287
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(187)	(187)	(187)	(185)	(125)	684	(187)
Derivative and market value adjustments	3	3	3	5	2	(13)	3
Comprehensive income (loss)	96	98	98	(51)	65	(203)	103
Comprehensive income attributable to redeemable noncontrolling interests	27	27	27	27	18	(106)	20
Comprehensive income attributable to Discovery Communications, Inc.	$123	$125	$125	$(24)	$83	$(309)	$123

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$889	$896	$896	$447	$597	$(2,823)	$902
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(219)	(219)	(219)	(217)	(146)	801	(219)
Derivative and market value adjustments	(6)	(6)	(6)	3	(4)	13	(6)
Comprehensive income	664	671	671	233	447	(2,009)	677
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Comprehensive income attributable to redeemable noncontrolling interests	26	26	26	26	17	(106)	15
Comprehensive income attributable to Discovery Communications, Inc.	$690	$697	$697	$259	$464	$(2,117)	$690

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by operating activities	$91	$6	$360	$436	$—	$—	$893
Investing Activities
Purchases of property and equipment	—	—	(17)	(68)	—	—	(85)
Business acquisitions, net of cash acquired	—	—	(64)	(305)	—	—	(369)
Proceeds from disposition	—	—	—	45	—	—	45
Distributions from equity method investees	—	—	—	58	—	—	58
Investments in equity method investees, net	—	—	(4)	(170)	—	—	(174)
Other investing activities, net	—	—	—	(4)	—	—	(4)
Cash used in investing activities	—	—	(85)	(444)	—	—	(529)
Financing Activities
Borrowings from debt, net of discount and issuance costs	—	—	409	—	—	—	409
Borrowings under revolving credit facility	—	—	—	145	—	—	145
Commercial paper, net	—	—	126	—	—	—	126
Principal repayments of capital lease obligations	—	—	(3)	(10)	—	—	(13)
Repurchases of stock	(1,067)	—	—	—	—	—	(1,067)
Cash proceeds from equity-based plans, net	39	—	—	—	—	—	39
Inter-company contributions and other financing activities, net	937	(6)	(898)	(41)	—	—	(8)
Cash (used in) provided by financing activities	(91)	(6)	(366)	94	—	—	(369)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(27)	—	—	(27)
Net change in cash and cash equivalents	—	—	(91)	59	—	—	(32)
Cash and cash equivalents, beginning of period	—	—	123	285	—	—	408
Cash and cash equivalents, end of period	$—	$—	$32	$344	$—	$—	$376

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$23	$(13)	$256	$664	$—	$—	$930
Investing Activities
Purchases of property and equipment	—	—	(17)	(59)	—	—	(76)
Business acquisitions, net of cash acquired	—	—	—	(1,832)	—	—	(1,832)
Hedging instruments, net	—	—	(55)	—	—	—	(55)
Proceeds from disposition	—	—	—	28	—	—	28
Distributions from equity method investees	—	—	—	23	—	—	23
Investments in equity method investees, net	—	—	—	(28)	—	—	(28)
Other investing activities, net	—	—	—	(1)	—	—	(1)
Cash used in investing activities	—	—	(72)	(1,869)	—	—	(1,941)
Financing Activities
Borrowings from debt, net of discount and issuance costs	—	—	1,186	—	—	—	1,186
Principal repayments of capital lease obligations	—	—	(5)	(16)	—	—	(21)
Repurchases of stock	(969)	—	—	—	—	—	(969)
Cash proceeds from equity-based plans, net	61	—	—	—	—	—	61
Inter-company contributions and other financing activities, net	885	13	(2,237)	1,336	—	—	(3)
Cash (used in) provided by financing activities	(23)	13	(1,056)	1,320	—	—	254
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	—	(5)
Net change in cash and cash equivalents	—	—	(872)	110	—	—	(762)
Cash and cash equivalents, beginning of period	—	—	1,022	179	—	—	1,201
Cash and cash equivalents, end of period	$—	$—	$150	$289	$—	$—	$439

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: continued consolidation of distribution and production companies; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2013 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms throughout the world. Our global portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC and Animal Planet. We also own production companies, curriculum-based educational products and services businesses, and investments in web-native networks.
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
U.S. Networks
U.S. Networks generated revenues of $2,209 million during the nine months ended September 30, 2014, which represented 48% of our total consolidated revenues. Our U.S. Networks segment principally consists of national television networks. Our U.S. Networks segment owns and operates ten national television networks, including Discovery Channel, TLC, Animal Planet, Investigation Discovery, and Science. In addition, this segment holds an equity method interest in OWN.
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
During the nine months ended September 30, 2014, distribution, advertising and other revenues were 43%, 55% and 2%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet, collectively, generated 70% of U.S. Networks’ total revenues for the nine months ended September 30, 2014.
U.S. Networks’ largest single cost is content expense, which includes content amortization, content impairments and production costs. U.S. Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method of amortization over their estimated useful lives of up to five years. Most of U.S. Networks' content is amortized using an accelerated amortization method.
On September 23, 2014, we purchased from Hasbro an additional 10% ownership interest in the Hub Network, which was previously a 50% owned equity method investee, for $64 million. As a result, we now have a controlling financial interest in the Hub Network and account for it as a consolidated subsidiary. There was no gain or loss recorded at the time of acquisition as the fair value was equal to the carrying amount of the Company's previously held equity interest in the Hub Network as of the acquisition date.

International Networks
International Networks generated revenues of $2,291 million during the nine months ended September 30, 2014, which represented 50% of our total consolidated revenues. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay-television market in the world through operational centers in London, Singapore and Miami. Discovery Channel, Animal Planet, TLC, Investigation Discovery, and Science Channel lead the International Networks' portfolio of television networks. International Networks has a large international distribution platform for its networks with as many as 18 networks in more than 220 countries and territories around the world. Including all acquisitions through September 30, 2014, International Networks operated over 310 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also operates free-to-air networks in Europe and the Middle East, broadcast networks in the Nordics and continues to pursue further international expansion. The penetration and growth rates of pay television services varies across the 220 countries and territories depending on the dominance of different television platforms in local markets. While pay television services have greater penetration in certain markets, free-to-air or broadcast television are dominant in others. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
Similar to U.S. Networks, a significant source of revenue for International Networks relates to fees charged to operators who distribute our networks, which primarily include cable and DTH satellite service providers. International television markets vary in their stages of development. Some markets, such as the U.K., are more advanced digital television markets, while others remain in the analog environment with varying degrees of investment from operators to expand channel capacity or convert to digital technologies. Common practice in some markets results in long-term contractual distribution relationships, while customers in other markets renew contracts annually. Distribution revenue for our International Networks segment is largely dependent on the number of subscribers that receive our networks or content, the rates negotiated in the distributor agreements, and the market demand for the content that we provide.
The other significant source of revenue for International Networks relates to advertising sold on our television networks, similar to U.S. networks. Advertising revenue is dependent upon a number of factors including the development of pay and free-to-air television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, we expect that advertising revenue growth will result from continued subscriber growth, our localization strategy, and the shift of advertising spending from traditional broadcast networks to channels in the multi-channel environment. In relatively mature markets, such as Western Europe, growth in advertising revenue will come from increasing viewership and advertising pricing on our existing television networks, launching new services and through acquisitions. During the nine months ended September 30, 2014, distribution, advertising and other revenues were 50%, 46% and 4%, respectively, of total net revenues for this segment.
We own and operate pay TV networks in Russia, which represent less than 2% of our consolidated total revenues. Russia’s legislature has passed a bill prohibiting advertising on pay cable channels that will become effective on January 1, 2015. Russia’s president, Vladimir Putin, recently approved a law requiring foreign owners of Russian television channels to reduce their ownership to 20% or less by January 1, 2016. These changes are likely to adversely affect our results of operations.
International Networks’ largest cost is content expense, which we distribute through localized programming disseminated via our 310 unique distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. Most of International Networks' content is amortized using an accelerated amortization method.
On September 23, 2014, we acquired a 50% ownership interest in All3Media, a production company, for a cash payment of approximately £90 million ($147 million), which we are accounting for as an equity method investment.
On May 30, 2014, we acquired a controlling interest in Eurosport International ("Eurosport"), a leading pan-European sports media platform, by increasing our ownership stake from 20% to 51% for cash of approximately €257 million ($349 million). Due to regulatory constraints, the acquisition initially excludes Eurosport France, a former subsidiary of Eurosport. The Company will retain a 20% equity interest in Eurosport France and a conditional commitment to acquire another 31% ownership interest beginning in 2015, contingent upon resolution of all regulatory matters. We recognized a $29 million gain upon consolidation for the difference in the carrying value and the fair value of the previously held equity interest. TF1, the owner of the remaining interests in Eurosport, has the right to put the entirety of its remaining 49% non-controlling interest to the Company during two 90-day windows for two and a half years after completion of this acquisition. If the put is exercised during the first 90-day window beginning July 1, 2015, it has a floor value equal to the fair value per share of Eurosport on May 30, 2014. If the put is exercised during the second 90-day window beginning July 1, 2016, it will be priced at the then-current fair value per share of Eurosport, or as may be agreed between the Company and TF1.
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
Education
Education generated revenues of $90 million during the nine months ended September 30, 2014, which represented 2% of our total consolidated revenues for the nine months ended September 30, 2014. Our Education segment is comprised of educational curriculum-based product and service offerings. This segment generates revenues primarily from subscriptions charged to K-12 schools for access to an on-line suite of curriculum-based VOD tools, professional development services and digital textbooks. Our education business also participates in global brand and content licensing and engages in partnerships with leading non-profits, corporations, foundations and trade associations.
On November 1, 2013, we acquired an education business in the U.K. that will complement our existing service offerings and expand our operations internationally. (See Note 2 to the accompanying consolidated financial statements.)

RESULTS OF OPERATIONS
Items Impacting Comparability
On May 30, 2014, we acquired a controlling interest in Eurosport and on April 9, 2013, we acquired SBS Nordic (see Note 2 to the accompanying consolidated financial statements). We included the operations of Eurosport and SBS Nordic ("Newly Acquired Businesses") in our consolidated financial statements as of their respective acquisition dates. As a result, Newly Acquired Businesses have impacted the comparability of our results of operations between the three and nine months ended September 30, 2014 and comparable periods in 2013. Accordingly, to assist the reader in understanding the changes in our results of operations, the column Newly Acquired Businesses for the three months ended September 30, 2014 consists of the operating results of Eurosport. The column Newly Acquired Businesses for the nine months ended September 30, 2014 consists of the operating results of Eurosport since its acquisition on May 30, 2014 and the results of SBS Nordic for the three months ended March 31, 2014. Newly Acquired Businesses do not include the first eight days of SBS Nordic's results for the nine months ended September 30, 2014. On September 23, 2014, we acquired a controlling interest in the Hub Network. The Newly Acquired Businesses do not include the first seven days of the Hub Network's results or other, less significant, acquisitions made during the three and nine months ended September 30, 2014, because their results did not materially impact the comparability of operations. Adjusted OIBDA is defined and a reconciliation to operating income is presented in the Segment Results of Operations section.

Consolidated	Three Months Ended September 30,
	2014	2014	2014	2013
	Total Company As Reported	Newly Acquired Businesses	Total Company Ex- Newly Acquired Businesses	Total Company As Reported	% Change Ex-Newly Acquired Businesses
Revenues:
Distribution	$748	$87	$661	$651	2%
Advertising	725	28	697	665	5%
Other	95	30	65	59	10%
Total Revenues	$1,568	$145	$1,423	$1,375	3%

Adjusted OIBDA	$634	$28	$606	$586	3%

Consolidated	Nine Months Ended September 30,
	2014	2014	2014	2013
	Total Company As Reported	Newly Acquired Businesses	Total Company Ex- Newly Acquired Businesses	Total Company As Reported	% Change Ex-Newly Acquired Businesses
Revenues:
Distribution	$2,097	$162	$1,935	$1,896	2%
Advertising	2,258	174	2,084	1,922	8%
Other	234	43	191	180	6%
Total Revenues	$4,589	$379	$4,210	$3,998	5%

Adjusted OIBDA	$1,853	$63	$1,790	$1,739	3%

International Networks	Three Months Ended September 30,
	2014	2014	2014	2013
	International Networks As Reported	Newly Acquired Businesses	International Networks Ex- Newly Acquired Businesses	International Networks As Reported	% Change Ex-Newly Acquired Businesses
Revenues:
Distribution	$430	$87	$343	$322	7%
Advertising	337	28	309	282	10%
Other	51	30	21	16	31%
Total Revenues	$818	$145	$673	$620	9%

Adjusted OIBDA	$278	$28	$250	$223	12%

International Networks	Nine Months Ended September 30,
	2014	2014	2014	2013
	International Networks As Reported	Newly Acquired Businesses	International Networks Ex- Newly Acquired Businesses	International Networks As Reported	% Change Ex-Newly Acquired Businesses
Revenues:
Distribution	$1,141	$162	$979	$911	7%
Advertising	1,050	174	876	756	16%
Other	100	43	57	49	16%
Total Revenues	$2,291	$379	$1,912	$1,716	11%

Adjusted OIBDA	$796	$63	$733	$659	11%

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Distribution	$748	$651	15%	$2,097	$1,896	11%
Advertising	725	665	9%	2,258	1,922	17%
Other	95	59	61%	234	180	30%
Total revenues	1,568	1,375	14%	4,589	3,998	15%
Costs of revenues, excluding depreciation and amortization	529	435	22%	1,526	1,214	26%
Selling, general and administrative	432	390	11%	1,247	1,149	9%
Depreciation and amortization	85	80	6%	243	190	28%
Restructuring and other charges	11	1	NM	19	11	73%
Gain on disposition	—	(19)	(100)%	(31)	(19)	63%
Total costs and expenses	1,057	887	19%	3,004	2,545	18%
Operating income	511	488	5%	1,585	1,453	9%
Interest expense	(83)	(80)	4%	(247)	(228)	8%
Income (loss) from equity investees, net	13	—	NM	34	(9)	NM
Other income, net	1	11	(91)%	11	61	(82)%
Income from continuing operations before income taxes	442	419	5%	1,383	1,277	8%
Provision for income taxes	(155)	(163)	(5)%	(481)	(490)	(2)%
Net income	287	256	12%	902	787	15%
Net income attributable to noncontrolling interests	—	(1)	(100)%	(2)	(1)	100%
Net income attributable to redeemable noncontrolling interests	(7)	—	NM	(11)	—	NM
Net income available to Discovery Communications, Inc.	$280	$255	10%	$889	$786	13%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, distribution revenue increased 2%, or $14 million for the three months ended September 30, 2014, and increased 3%, or $55 million, for the nine months ended September 30, 2014. The increases for the three and nine months ended September 30, 2014 were the result of increases of $25 million and $84 million, respectively, at our International Networks segment, partially offset by decreases of $11 million and $29 million, respectively, at our U.S. Networks segment. The increases in the International Networks' distribution revenue, excluding the impact of foreign currency and Newly Acquired Businesses, were attributable to revenue growth in Latin America and to a lesser extent, to growth in Central and Eastern Europe, the Middle East, and Africa ("CEEMEA"). The revenue growth in Latin America was due to increases in subscribers and affiliate rates and in CEEMEA was due to increases in subscribers. Distribution revenue at U.S. Networks, excluding the impact of digital distribution revenue, increased 6% for both the three and nine months ended September 30, 2014 due to annual contractual rate increases. Digital distribution revenue, which is earned under agreements to license programs, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, and the mix of sales of commercial time between the upfront and scatter markets, which is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, advertising revenue increased 6%, or $38 million, for the three months ended September 30, 2014, and increased 9%, or $165 million, for the nine months ended September 30, 2014. U.S. Networks had revenue increases of $5 million and $42 million for the three and nine months ended September 30, 2014, respectively and our International Networks segment had increases of $33 million and $123 million for the three and nine months ended September 30, 2014, respectively. For our U.S. Networks segment, the increases were primarily due to increased pricing and, to a lesser extent, the volume of commercial units sold, partially offset by lower audience delivery. For our International Networks segment, the increases were mostly due to ratings on our free-to-air networks in Western Europe and, to a lesser extent, pricing across networks in the Nordics.
Excluding the impacts of foreign currency fluctuations and Newly Acquired Businesses, other revenue for the three months ended September 30, 2014 increased 14% or $8 million, and increased 5%, or $9 million for the nine months ended September 30, 2014. The increases were primarily attributable to an increase in content production contracts at our International Networks segment following the acquisition of an entertainment production company in the U.K and an increase in revenue at our Education segment following a business combination that occurred in late 2013.
Costs of Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, costs of revenues increased 4%, or $18 million, for the three months ended September 30, 2014, and increased 7%, or $91 million, for the nine months ended September 30, 2014. The increases were primarily the result of increases of $16 million and $81 million for the three and nine months ended September 30, 2014, respectively, at our International Networks segment. The increase in costs of revenues at our International Networks segment for the three and nine months ended September 30, 2014 was primarily attributable to increased investment in U.S. Networks' and locally acquired content, and to a lesser extent, to an increase in distribution costs in Western Europe.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses for the three and nine months ended September 30, 2014 remained consistent with the prior year. Decreases in mark-to-market equity-based compensation were offset by increased personnel costs and various other selling, general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization expense increased $5 million and $53 million for the three and nine months ended September 30, 2014, respectively. The increase for the three months ended September 30, 2014 was primarily attributable to quarterly depreciation and amortization on property and intangible assets of businesses acquired during 2014, partially offset by the complete amortization of one year customer relationship intangible assets related to the acquisition of SBS Nordic on April 9, 2013. The increase for the nine months ended September 30, 2014 was mostly attributable to an increase in amortization for intangibles recorded as part of obtaining a controlling interest in Eurosport on May 30, 2014 and additional depreciation and amortization on property and intangible assets related to the acquisition of SBS Nordic made in 2013. (See Note 2 to the accompanying consolidated financial statements.)
Restructuring and Other Charges
Restructuring and other charges related to employee terminations increased $10 million and $8 million for the three and nine months ended September 30, 2014, respectively. In connection with the integration of recent acquisitions (see Note 2 to the accompanying consolidated financial statements), we expect to incur additional charges in future periods related to employee terminations, contract terminations and asset impairments.
Interest Expense
For the three and nine months ended September 30, 2014, interest expense increased $3 million and $19 million, respectively, due to an increase in outstanding debt.
Income (Loss) from Equity Investees, Net
Income from our equity method investees increased $13 million and $43 million for the three and nine months ended September 30, 2014, respectively, primarily due to improved operating results at OWN.

Other Income, Net
The table below presents the details of other income, net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency gains (losses), net	$7	$11	$(5)	$24
Gain (loss) on derivative instruments	1	—	(6)	(56)
Remeasurement gain on previously held equity interest	—	—	29	92
Other, net	(7)	—	(7)	1
Total other income, net	$1	$11	$11	$61
Other income, net, decreased $10 million and $50 million for the three and nine months ended September 30, 2014, respectively. The decrease for the three months ended September 30, 2014 was primarily due to an impairment of an equity method investment in September 2014. The decrease for the nine months ended September 30, 2014 was primarily attributable to the $92 million remeasurement gain recognized in 2013 related to the acquisition of Discovery Japan, as well as to a reduction in gains on spot trades related to the acquisition of SBS on April 9, 2013 for which there is no similar item in the current period, the impairment of an equity method investment in September 2014, and a reduction in remeasurement gains recognized in 2013 on cash and accounts receivable held in Venezuelan bolivars due to changes in Venezuela's currency exchange mechanisms (see Item 3, Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q). These losses were partially offset by the remeasurement gain related to the acquisition of a controlling interest in Eurosport on May 30, 2014 and a reduction in losses on derivative instruments because the prior year included a $56 million derivative loss related to hedges of the purchase price of SBS Nordic recorded in 2013.
Provision for Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	2%	3%	3%	3%
Effect of foreign operations	1%	1%	1%	1%
Domestic production activity deductions	(3)%	(2)%	(3)%	(1)%
Change in uncertain tax positions	—%	—%	(1)%	—%
Remeasurement gain on previously held equity interest	—%	(2)%	—%	(2)%
Other, net	—%	4%	—%	2%
Effective income tax rate	35%	39%	35%	38%
Our provisions for income taxes on income from continuing operations were $155 million and $481 million for the three and nine months ended September 30, 2014, respectively, and the effective tax rate was 35% for each period. Our provisions for income taxes on income from continuing operations were $163 million and $490 million and the effective tax rates were 39% and 38% for the three and nine months ended September 30, 2013, respectively. The net decrease in the effective tax rate for the three and nine months ended September 30, 2014 was attributable to several factors, including a decline in other, net driven by nondeductible hedging losses associated with the acquisition of SBS Nordic on April 9, 2013 and the reduction in net deferred tax assets as a result of the change in tax rate in the United Kingdom in the prior year, for which no similar expenses were recognized in the current periods. Additionally, the decrease for the nine months ended September 30, 2014 included a 2% decrease related to the domestic production activities deduction following certain legislative changes in 2013. These decreases were partially offset by an increase of 2% in the tax rate for the three and nine months ended September 30, 2014 due to the $92 million remeasurement gain on previously held equity interest in Discovery Japan recognized upon consolidation in 2013, which was not taxable because we intend to defer indefinitely the realization of this gain for tax purposes.

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
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenue:
U.S. Networks	$724	$733	(1)%	$2,209	$2,212	—%
International Networks	818	620	32%	2,291	1,716	34%
Education	27	22	23%	90	73	23%
Corporate and inter-segment eliminations	(1)	—	NM	(1)	(3)	(67)%
Total revenue	1,568	1,375	14%	4,589	3,998	15%
Costs of revenues, excluding depreciation and amortization	(529)	(435)	22%	(1,526)	(1,214)	26%
Selling, general and administrative(a)	(409)	(358)	14%	(1,218)	(1,059)	15%
Add: Amortization of deferred launch incentives(b)	4	4	—%	8	14	(43)%
Adjusted OIBDA	$634	$586	8%	$1,853	$1,739	7%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring and other charges, and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives is included as a reduction of distribution revenue for reporting in accordance with GAAP, but is excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Adjusted OIBDA:
U.S. Networks	$425	$425	—%	$1,274	$1,274	—%
International Networks	278	223	25%	796	659	21%
Education	3	2	50%	15	13	15%
Corporate and inter-segment eliminations	(72)	(64)	13%	(232)	(207)	12%
Total Adjusted OIBDA	634	586	8%	1,853	1,739	7%
Amortization of deferred launch incentives	(4)	(4)	—%	(8)	(14)	(43)%
Mark-to-market equity-based compensation	(23)	(32)	(28)%	(29)	(90)	(68)%
Depreciation and amortization	(85)	(80)	6%	(243)	(190)	28%
Restructuring and other charges	(11)	(1)	NM	(19)	(11)	73%
Gain on disposition	—	19	(100)%	31	19	63%
Operating income	$511	$488	5%	$1,585	$1,453	9%
U.S. Networks
The table below presents our U.S. Networks segment revenues by type, certain operating expenses, amortization of deferred launch incentives, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Distribution	$318	$329	(3)%	$956	$985	(3)%
Advertising	388	383	1%	1,207	1,165	4%
Other	18	21	(14)%	46	62	(26)%
Total revenues	724	733	(1)%	2,209	2,212	—%
Costs of revenues, excluding depreciation and amortization	(195)	(192)	2%	(584)	(579)	1%
Selling, general and administrative	(104)	(118)	(12)%	(351)	(365)	(4)%
Add: Amortization of deferred launch incentives	—	2	(100)%	—	6	(100)%
Adjusted OIBDA	425	425	—%	1,274	1,274	—%
Amortization of deferred launch incentives	—	(2)	(100)%	—	(6)	(100)%
Depreciation and amortization	(4)	(2)	100%	(10)	(8)	25%
Restructuring and other charges	(4)	—	NM	(5)	(3)	67%
Gain on disposition	—	19	(100)%	31	19	63%
Operating income	$417	$440	(5)%	$1,290	$1,276	1%
Revenues
Distribution revenue for the three and nine months ended September 30, 2014 decreased $11 million and $29 million, respectively. A decline in digital distribution revenue offset the increases in other distribution revenue. Excluding the impact of digital distribution revenue, distribution revenue increased 6% for the three and nine months ended September 30, 2014. The increase in distribution revenue excluding digital distribution revenue was primarily due to annual contractual rate increases. The subscriber base for the U.S. pay television distribution market has remained relatively flat over recent periods. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries.

Advertising revenue for the three and nine months ended September 30, 2014 increased $5 million and $42 million, respectively. The increases were primarily attributable to increases in pricing and, to a lesser extent, the volume of commercial units sold, partially offset by lower audience delivery.
Other revenue decreased $3 million and $16 million for the three and nine months ended September 30, 2014. The decreases were mostly attributable to decreases in content production contracts and representation fees, in equivalent amounts.
Costs of Revenues
Costs of revenues for the three and nine months ended September 30, 2014 were consistent with the prior year. Increases in content expense were largely offset by decreases in sales commissions.
Selling, General and Administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2014 decreased $14 million. The decrease was primarily attributable to decreases in marketing costs.
Adjusted OIBDA
Adjusted OIBDA for the three and nine months ended September 30, 2014 was consistent with the prior year. The decrease in digital distribution revenue was partially offset for the three months ended September 30, 2014 and completely offset for the nine months ended September 30, 2014 by increases in annual distribution subscriber rates and price increases with advertisers. The Company's operating expenses were also comparable with similar periods in the prior year.
International Networks
The table below presents our International Networks segment revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Distribution	$430	$322	34%	$1,141	$911	25%
Advertising	337	282	20%	1,050	756	39%
Other	51	16	NM	100	49	NM
Total revenues	818	620	32%	2,291	1,716	34%
Costs of revenues, excluding depreciation and amortization	(328)	(236)	39%	(917)	(615)	49%
Selling, general and administrative	(216)	(163)	33%	(586)	(450)	30%
Add: Amortization of deferred launch incentives	4	2	100%	8	8	—%
Adjusted OIBDA	278	223	25%	796	659	21%
Amortization of deferred launch incentives	(4)	(2)	100%	(8)	(8)	—%
Depreciation and amortization	(65)	(62)	5%	(185)	(138)	34%
Restructuring and other charges	(7)	(1)	NM	(10)	(8)	25%
Operating income	$202	$158	28%	$593	$505	17%
Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, distribution revenue increased 8%, or $25 million, for the three months ended September 30, 2014, and increased 9%, or $84 million, for the nine months ended September 30, 2014. The increases were mostly attributable to revenue growth in Latin America, and, to a lesser extent, CEEMEA. The revenue growth in Latin America was due to increases in subscribers and affiliate rates and in CEEMEA was due to increases in subscribers. Such growth is consistent with the continued development of the pay television market in those regions.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, advertising revenue increased 12%, or $33 million, for the three months ended September 30, 2014, and increased 16%, or $123 million, for the nine months ended September 30, 2014. The increases were mostly due to ratings on our free-to-air networks in Western Europe and, to a lesser extent, pricing across networks in the Nordics.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, other revenue increased 44%, or $7 million, for the three months ended September 30, 2014, and increased 12%, or $6 million for the nine months ended September 30, 2014. The increases were primarily attributable to an increase in content production contracts following the acquisition of an entertainment production company in the U.K.
Costs of Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, costs of revenues increased 7%, or $16 million, for the three months ended September 30, 2014 and increased 13%, or $81 million, for the nine months ended September 30, 2014. The increase in costs of revenues for the three and nine months ended September 30, 2014 was primarily attributable to increased investment in U.S. Networks' and locally acquired content and, to a lesser extent, an increase in distribution costs in Western Europe.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses increased 8%, or $13 million, for the three months ended September 30, 2014, and increased 6%, or $27 million, for the nine months ended September 30, 2014. The increases were primarily attributable to increased personnel costs in Latin America due to the transition of certain activities from regional hubs to expanded international locations and the acquisition of an entertainment production company in the U.K.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, Adjusted OIBDA increased 16%, or $36 million, for the three months ended September 30, 2014, and increased 16%, or $104 million, for the nine months ended September 30, 2014. The increases were due to increases in advertising revenue on our free-to-air networks in Western Europe and distribution revenue growth in Latin America and CEEMEA, partially offset by higher content expense and personnel costs.
Education
The following table presents our Education segment revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$27	$22	23%	$90	$73	23%
Costs of revenues, excluding depreciation and amortization	(8)	(7)	14%	(26)	(22)	18%
Selling, general and administrative	(16)	(13)	23%	(49)	(38)	29%
Adjusted OIBDA	3	2	50%	15	13	15%
Depreciation and amortization	(2)	(1)	100%	(5)	(2)	NM
Restructuring and other charges	—	—	NM	(2)	—	NM
Operating income	$1	$1	—%	$8	$11	(27)%
Adjusted OIBDA for the three and nine months ended September 30, 2014 were consistent with the prior year. Revenue and selling, general and administrative expenses for the three and nine months ended September 30, 2014 increased due to a business combination that occurred in late 2013.

Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues	$(1)	$—	NM	$(1)	$(3)	(67)%
Costs of revenues, excluding depreciation and amortization	2	—	NM	1	2	(50)%
Selling, general and administrative	(73)	(64)	14%	(232)	(206)	13%
Adjusted OIBDA	(72)	(64)	13%	(232)	(207)	12%
Mark-to-market equity-based compensation	(23)	(32)	(28)%	(29)	(90)	(68)%
Depreciation and amortization	(14)	(15)	(7)%	(43)	(42)	2%
Restructuring and other charges	—	—	NM	(2)	—	NM
Operating loss	$(109)	$(111)	(2)%	$(306)	$(339)	(10)%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA decreased $8 million and $25 million for the three and nine months ended September 30, 2014, respectively. The decrease for the three months ended September 30, 2014 was due to increases in professional fees. The decrease for the nine months ended September 30, 2014 was due to increases in personnel costs and, to a lesser extent, to increases in professional fees. The decrease in mark-to-market equity-based compensation expense was attributable to declines in the Discovery stock price for the three and nine months ended September 30, 2014 compared with increases in the Discovery stock price for the three and nine months ended September 30, 2013. Changes in stock price are a key driver of fair value estimates used in the attribution of mark-to-market equity based compensation expense for unit awards and SARs.
FINANCIAL CONDITION
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the nine months ended September 30, 2014, we have funded our working capital needs primarily through cash flows from operations and, to a lesser extent, through the issuance of senior notes, the issuance of commercial paper and borrowings under our revolving credit facility. As of September 30, 2014, we had $376 million of cash and cash equivalents on hand.

•	Revolving Credit Facility
As of September 30, 2014, we had outstanding borrowings under our revolving credit facility of $145 million. On June 20, 2014, DCL revised its $1.0 billion revolving credit facility to allow DCL and certain designated foreign subsidiaries of DCL to borrow up to $1.5 billion, including a $750 million sublimit for multi-currency borrowings, a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans. Borrowings under the revolving credit facility will bear interest at rates that vary based on DCL’s debt ratings from time to time. DCL also has the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4.50 to 1:00. As of September 30, 2014, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.

•	Commercial Paper Program
On May 22, 2014, we entered into a commercial paper program. Under the program and subject to market conditions, DCL may issue unsecured commercial paper notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes will vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates will vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of September 30, 2014, we had $126 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately 0.3% and maturities of less than 90 days.

•	Other Sources of Funds
As a public company, we may have access to other sources of capital such as the public bond and equity markets. On March 7, 2014, DCL, our wholly-owned subsidiary, issued €300 million principal amount ($417 million, at issuance, based on the exchange rate of $1.39 per euro at March 7, 2014) of 2.375% Senior Notes due March 7, 2022, which are fully and unconditionally guaranteed by Discovery.
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

•	Business Combinations and Investments
In 2014, our uses of cash have included business combinations and investments. On September 23, 2014, we acquired a 50% ownership interest in All3Media, a production company, for a cash payment of approximately £90 million ($147 million). On September 23, 2014, we also purchased from Hasbro an additional 10% ownership interest in the Hub Network for $64 million. On May 30, 2014, we acquired a controlling interest in Eurosport, a leading pan-European sports media platform, by increasing our ownership stake from 20% to 51% for cash of approximately €257 million ($349 million). We have a conditional commitment to acquire another 31% ownership interest in Eurosport France beginning in 2015 for approximately €35 million ($48 million), contingent upon resolution of all regulatory matters (see Note 2 to the accompanying consolidated financial statements). The Company also has redeemable equity balances of $785 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company.

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

•	Stock Repurchase Program
As of September 30, 2014, we had remaining authorization of $1.0 billion for future repurchases of our common stock under our stock repurchase program, which will expire on February 3, 2016. We have been funding our stock repurchases through a combination of cash on hand and cash generated by operations. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions, at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements, as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of September 30, 2014, we had repurchased 2.8 million and 83.4 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $4.3 billion, respectively. (See Note 9 to the accompanying consolidated financial statements.)

•	Preferred Stock Conversion and Repurchase
We have an agreement with Advance/Newhouse to repurchase, on a quarterly basis, shares of their Series C convertible preferred stock, which agreement was amended in part on August 25, 2014. The shares are to be retired upon settlement, which will occur two days after the release of the applicable quarterly earnings. As of September 30, 2014, we had repurchased and retired 1.5 million shares of our Series C convertible preferred stock for an aggregate purchase price of $110 million using cash on hand. On November 6, 2014, we expect to repurchase and retire an additional 1.0 million shares for an aggregate purchase price of $80 million. (See Note 9 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the nine months ended September 30, 2014, we made cash payments of $500 million and $180 million for income taxes and interest on our outstanding debt, respectively.

•	Equity Based Compensation
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the nine months ended September 30, 2014, we paid $81 million for cash-settled equity awards. As of September 30, 2014, liabilities totaled $83 million for outstanding cash-settled equity awards, of which $38 million was classified as current. (See Note 10 to the accompanying consolidated financial statements.)

•	Equity Method Investments
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of September 30, 2014, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $452 million including interest. We may provide additional funding to our equity method investees, if necessary, and expect to recoup amounts funded. (See Note 3 to the accompanying consolidated financial statements.)
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2014	2013
Cash and cash equivalents, beginning of period	$408	$1,201
Cash provided by operating activities	893	930
Cash used in investing activities	(529)	(1,941)
Cash (used in) provided by financing activities	(369)	254
Effect of exchange rate changes on cash and cash equivalents	(27)	(5)
Net change in cash and cash equivalents	(32)	(762)
Cash and cash equivalents, end of period	$376	$439
Operating Activities
Cash provided by operating activities decreased $37 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Changes in working capital, such as decreases in accounts receivable and increases in accounts payable due to the timing of payments, and, to a lesser extent, improved operating results, were largely offset by increases in content investment of $208 million and an increase in cash paid for taxes of $227 million.
Investing Activities
Cash flows used in investing activities decreased $1.4 billion for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was primarily attributable to decreases in cash paid for business combinations of $1.5 billion, net of cash acquired (see Note 2 to the accompanying consolidated financial statements), a decrease in realized losses for derivatives in connection with forecasted business combinations of $55 million, and improved operating results at OWN resulting in an increase of net repayments from OWN of $45 million. (See Note 3 to the accompanying consolidated financial statements.)
Financing Activities
Cash flows provided by financing activities decreased $623 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was primarily due to the issuance of senior notes resulting in net proceeds that were $777 million lower than the proceeds of senior note issuances in the prior year period, as well as an increase in repurchases of stock of $98 million, partially offset by increases in cash flows from borrowings under our commercial paper program and revolving credit facility totaling $271 million during the nine months ended September 30, 2014.
Capital Resources
As of September 30, 2014, capital resources were comprised of the following (in millions).

	September 30, 2014
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$376	$—	$—	$376
Revolving credit facility and commercial paper program(a)	1,500	1	271	1,228
Senior notes(b)	6,730	—	6,730	—
Total	$8,606	$1	$7,001	$1,604

(a) Outstanding commercial paper borrowings of $126 million as of September 30, 2014 are supported by unused committed capacity under the revolving credit facility and reduce unused capacity. There were $145 million in borrowings under the revolving credit facility as of September 30, 2014.
(b) Interest on senior notes is paid annually or semi-annually. Our senior notes outstanding as of September 30, 2014 had interest rates that ranged from 2.375% to 6.35% and will mature between 2015 and 2043.
As of September 30, 2014, we held $376 million of cash and cash equivalents, $201 million of which we intend to permanently invest in non-U.S. subsidiaries. Our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations. However, if these funds are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate them. We expect that our cash balance, cash generated from operations and availability under our revolving credit facility will be sufficient to fund our cash needs for the next twelve months. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. (See Note 15 to the accompanying consolidated financial statements.)
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily Liberty Global plc, Liberty Media Corporation and our equity method investees. (See Note 14 to the accompanying consolidated financial statements.)
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted accounting and reporting standards during the nine months ended September 30, 2014 (see Note 1 to the accompanying consolidated financial statements).
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2013 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2013, except as described below.
During the nine months ended September 30, 2014, there have been changes in Venezuela's currency exchange mechanisms. Companies operating in Venezuela, including our customers, are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate of 6.3 bolivars per U.S. dollar. As a result of recent events in Venezuela, our customers have been unable to obtain such approval and our ability to repatriate cash generated in Venezuela at the official exchange rate is uncertain. Beginning January 23, 2014, we applied a devalued exchange rate of 10.7 bolivars per U.S. dollar, as established by an alternative currency exchange mechanism known as Sistema Complementario de Administracion de Divisas ("SICAD I"), in remeasuring our eligible Venezuelan bolivar denominated monetary assets. As of September 30, 2014, the Company held approximately $20 million in Venezuelan bolivar denominated assets which may be exposed to further devaluation if the SICAD I exchange mechanism is not available to us or the SICAD I exchange rate deteriorates.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
On September 23, 2014, the Company acquired a controlling interest in the Hub Network and on May 30, 2014, the Company acquired a controlling interest in Eurosport International (see Note 2 to the accompanying consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined businesses. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended September 30, 2014, except as noted above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended September 30, 2014. On August 6, 2014, the Company effected a 2 for 1 stock split through the 2014 Share Dividend, which consisted of one share of the Company's Series C common stock for each outstanding share of Series A, Series B, and Series C common stock. The stock split in the form of a share dividend was not applied to the Company's treasury shares. The number of common shares repurchased under the common stock repurchase program has not been retroactively adjusted to give effect to stock split in order to accurately reflect the balance of treasury stock. (See Note 9 to the accompanying consolidated financial statements.)

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
July 2014	1,400,190	$77.57	1,400,190	$1,092,343,241
August 2014	925,000	$43.08	925,000	$1,052,493,293
September 2014	925,000	$43.11	925,000	$1,012,614,093
Total	3,250,190	$57.95	3,250,190	$1,012,614,093

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) As of September 30, 2014, the total amount authorized under the stock repurchase program was $5.5 billion, and we had remaining authorization of $1.0 billion for future repurchases under our common stock repurchase program, which will expire on February 3, 2016. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended September 30, 2014. The Company first announced its stock repurchase program on August 3, 2010.
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under the our stock repurchase program during the then most recently completed fiscal quarter. During the three months ended September 30, 2014, the Company retired 1.5 million shares of converted Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $110 million. Based on the number of shares of Series C common stock purchased during the three months ended September 30, 2014, we expect Advance/Newhouse to effectively convert and sell to the Company 1.0 million shares of our Series C convertible preferred stock for an aggregate purchase price of $80 million on or about November 6, 2014.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	First Amendment to Employment Agreement, dated July 31, 2014, between Bruce Campbell and Discovery Communications, LLC (filed herewith)*

10.2	Employment Agreement, dated August 8, 2014, between Bruce Campbell and Discovery Communications, LLC (filed herewith)*

10.3
Letter Amendment, dated August 25, 2014, between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 26, 2014)

10.4	Employment Agreement, dated September 18, 2014, between Andrew Warren and Discovery Communications, LLC (filed herewith)*

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Equity for the three and nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: November 4, 2014	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 4, 2014	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Employment Agreement, dated July 31, 2014, between Bruce Campbell and Discovery Communications, LLC (filed herewith)*

10.2	Employment Agreement, dated August 8, 2014, between Bruce Campbell and Discovery Communications, LLC (filed herewith)*

10.3
Letter Amendment, dated August 25, 2014, between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 26, 2014)

10.4	Employment Agreement, dated September 18, 2014, between Andrew Warren and Discovery Communications, LLC (filed herewith)*

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Equity for the three and nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.