Form 10-K
period 2014-12-31
Discovery Communications, Inc.
filed 2015-02-19
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2014, was approximately $16 billion.
Total number of shares outstanding of each class of the Registrant’s common stock as of February 9, 2015 was:

Series A Common Stock, par value $0.01 per share	148,638,919
Series B Common Stock, par value $0.01 per share	6,542,457
Series C Common Stock, par value $0.01 per share	284,070,868

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

DISCOVERY COMMUNICATIONS, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
ITEM 1. Business.
For convenience, the terms “Discovery,” “DCI,” the “Company,” “we,” “us” or “our” are used in this Annual Report on Form 10-K to refer to both Discovery Communications, Inc. and collectively to Discovery Communications, Inc. and one or more of its consolidated subsidiaries, unless the context otherwise requires.
We were formed on September 17, 2008 as a Delaware corporation in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective ownership interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with and into Discovery (the “Discovery Formation”). As a result of the Discovery Formation, DHC and DCH became wholly owned subsidiaries of Discovery, with Discovery becoming the successor reporting entity to DHC.
OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, free-to-air and broadcast television, websites, digital distribution arrangements and content licensing agreements. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to more than 2.6 billion cumulative viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in over 40 languages. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery, Science and Velocity (known as Turbo outside of the U.S.). We also operate a diversified portfolio of production studios, websites and curriculum-based education products and services. In 2014, we took a controlling interest in Eurosport, a leading sports entertainment pay-TV programmer across Europe and Asia.
Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition branded channels and businesses that can sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, web-native networks, on-line streaming, mobile devices, video on demand (“VOD”) and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home ("DTH") satellite operators, telecommunication service providers, and other content distributors, who deliver our content to their customers.
Our content spans genres including survival, exploration, sports, lifestyle, general entertainment, heroes, adventure, crime and investigation, health and kids. We have an extensive library of content and own most rights to our content and footage, which enables us to exploit our library to launch brands and services into new markets quickly. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. Substantially all of our content is produced in high definition (“HD”) format.
Subscriber statistics set forth in this Annual Report on Form 10-K include both wholly owned networks and networks operated by equity method investees. Domestic subscriber statistics are based on Nielsen Media Research. International subscriber and viewer statistics are derived from internal data coupled with external sources when available. As used herein, a “subscriber” is a single household that receives the applicable network from its cable television operator, DTH satellite operator, telecommunication service provider, or other television provider, including those who receive our networks from pay television providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term “cumulative subscribers” refers to the sum of the total number of subscribers to each of our networks or content services. By way of example, two households that each receive five of our networks from their pay television provider represent two subscribers, but 10 cumulative subscribers. The term "viewer" is a single household that receives the signal to one of our networks using the appropriate receiving equipment without a subscription to a pay television provider.
Although the Company utilizes certain brands and content globally, we classify our operations as follows: two reportable segments: U.S. Networks, consisting principally of domestic television networks and websites and International Networks, consisting primarily of international television networks, radio stations and websites; and two additional operating segments referred to as Education and Other, consisting principally of curriculum-based product and service offerings and production studios. Our segment presentation is consistent with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments. Financial information for our segments and the geographical areas in which we do business is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Our global brands are:

•
Discovery Channel reached approximately 97 million subscribers in the U.S. and also reached 7 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2014. Discovery Channel reached approximately 277 million subscribers in international markets associated with our International Networks segment as of December 31, 2014.

•
Discovery Channel is dedicated to creating non-fiction content that informs and entertains its viewers about the world in all its wonder. The network offers a signature mix of high-end production values and cinematography across genres including, science and technology, exploration, adventure, and history and in-depth, behind-the-scenes glimpses at the people, places and organizations that shape and share our world.

•
Content on Discovery Channel includes Gold Rush, Naked and Afraid, Deadliest Catch, Fast N' Loud and Street Outlaws. Discovery Channel is also home to specials and mini-series, including Skywire Live with Nik Wallenda and Shark Week.

•	Target viewers are adults ages 25-54, particularly men.

•	Discovery Channel is simulcast in HD.

•
TLC (known as Real Time, Travel and Living, or Discovery Home & Health in certain international markets) reached approximately 95 million subscribers in the U.S. and, according to internal data, also reached 7 million subscribers in Canada included in the U.S. Networks segment as of December 31, 2014. TLC's content reached approximately 311 million subscribers in international markets associated with our International Networks segment as of December 31, 2014.

•	TLC celebrates extraordinary people and relatable life moments through innovative nonfiction programming. A top 10 cable network in key female demographics.

•	Content on TLC includes 19 Kids and Counting, The Little Couple, 90 Day Fiancé, Long Island Medium and Sister Wives.

•	Target viewers are adults ages 25-54, particularly women.

•	TLC is simulcast in HD.

•
Animal Planet reached approximately 94 million subscribers in the U.S. and also reached 2 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2014. Animal Planet reached approximately 214 million subscribers in international markets associated with our International Networks segment as of December 31, 2014.

•
Animal Planet immerses viewers in the full range of life in the animal kingdom with rich, deep content via multiple platforms and offers animal lovers and pet owners access to a centralized online, television and mobile community for immersive, engaging, high-quality entertainment, information and enrichment.

•	Content on Animal Planet includes Puppy Bowl, River Monsters, Treehouse Masters, Finding Bigfoot, Pit Bulls & Parolees and The Pool Master.

•	Target viewers are adults ages 25-54.

•	Animal Planet is simulcast in HD.

•
Investigation Discovery ("ID") reached approximately 86 million subscribers in the U.S. and also reached 1 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2014. ID reached approximately 104 million subscribers in international markets associated with our International Networks segment as of December 31, 2014.

•
ID is a leading mystery-and-suspense network. From harrowing crimes and salacious scandals to the in-depth investigation and heart-breaking mysteries that result, ID challenges our everyday understanding of culture, society and the human condition.

•	Content on ID includes Deadline: Crime with Tamron Hall, On The Case With Paula Zahn, Injustice Files, Homicide Hunter: Lt. Joe Kenda and Wives With Knives.

•	Target viewers are adults ages 25-54, particularly women.

•	ID is simulcast in HD.

•
Science Channel reached approximately 76 million subscribers in the U.S. and also reached 2 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2014. Science Channel reached approximately 82 million subscribers in international markets associated with our International Networks segment as of December 31, 2014.

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

&

•
Velocity reached approximately 61 million subscribers in the U.S. included in the U.S. Networks segment as of December 31, 2014. Velocity reached approximately 60 million combined subscribers and viewers in international markets, where the brand is known as Turbo, associated with our International Networks segment as of December 31, 2014.

•
Velocity engages viewers with a variety of high-octane, action-packed, intelligent programming. In addition to series and specials exemplifying the finest of the automotive, sports and leisure, adventure and travel genres, the network broadcasts hundreds of hours of live events coverage every year.

•	Content on Velocity includes Wheeler Dealers, Chasing Classic Cars, Overhaulin' and Inside West Coast Customs.

•	Target viewers are adults ages 25-54, particularly men.

U.S. NETWORKS
U.S. Networks generated revenues of $3.0 billion and adjusted operating income before depreciation and amortization ("Adjusted OIBDA") of $1.7 billion during 2014, which represented 47% and 67% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment principally consists of national television networks. Our U.S. Networks segment owns and operates ten national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. Discovery Channel, TLC and Animal Planet collectively generated 70% of U.S. Networks’ total revenue. In addition, this segment holds an equity method interest in OWN: Oprah Winfrey Network ("OWN").
U.S. Networks generates revenues from fees charged to linear and digital distributors of our television networks’ content, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees, for first runs of our content aired on our television networks; fees from digital distributors for content licensed that was previously distributed on our television networks; fees from advertising sold on our television networks and websites; fees from providing sales representation and network distribution services to equity method investee networks; and revenue from licensing our brands for consumer products.
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
In addition to the global networks described in the overview section above, we operate networks in the U.S. that utilize the following brands:

•
On September 23, 2014, we purchased from Hasbro an additional 10% ownership interest in Discovery Family Channel(formerly known as the Hub Network), which was previously a 50% owned equity method investee, for $64 million. As a result, we now have a controlling financial interest in Discovery Family Channel and account for it as a consolidated subsidiary. The acquisition of Discovery Family Channel supports the Company's strategic priority of broadening the scope of the network to increase viewership, and the network was rebranded as the Discovery Family Channel on October 13, 2014.

•	Discovery Family Channel reached approximately 69 million subscribers in the U.S. as of December 31, 2014.

•
Discovery Family Channel provides enriching, cool, relevant, family-friendly entertainment experiences that children and parents can enjoy together, including animated and live-action series, as well as specials, game shows, and family-favorite movies.

•	Content on Discovery Family Channel includes The Aquabats! Super Show!, The Haunting Hour: The Series, SheZow, Goosebumps and My Little Pony Friendship is Magic.

•	Target viewers are children ages 2-11 and families.

•	Discovery Family Channel is simulcast in HD.

•
Rebranded from Military Channel on March 3, 2014, American Heroes Channel ("AHC") reached approximately 60 million subscribers in the U.S. as of December 31, 2014. AHC also reached approximately 1 million subscribers in Canada as of December 31, 2014, according to internal estimates.

•	AHC provides a rare glimpse into major events that shaped our world, visionary leaders and unexpected heroes who made a difference, and the great defenders of our freedom.

•	Content on AHC includes Gunslingers, Apocalypse WWI and The American Revolution.

•	Target viewers are adults ages 35-64, particularly men.

•	Destination America reached approximately 57 million subscribers in the U.S. as of December 31, 2014.

•
Destination America celebrates the people, places and stories of the United States, and shows on television screens with the tenacity, honesty, work ethic, humor and adventurousness that characterize our nation.

•	Content on Destination America includes Mountain Monsters, A Haunting, Railroad Alaska and Buying the Bayou.

•	Target viewers are adults ages 18-54.

•	Destination America is simulcast in HD.

•	Rebranded from Discovery Fit & Health on January 15, 2015, Discovery Life reached approximately 46 million subscribers in the U.S. as of December 31, 2014.

•
Discovery Life entertains viewers with gripping, real-life dramas, featuring storytelling that chronicles the human experience from cradle to grave, including forensic mysteries, amazing medical stories, emergency room trauma, baby and pregnancy programming, parenting challenges, and stories of extreme life conditions.

•	Content on Discovery Life includes I Didn't Know I was Pregnant, Untold Stories of the E.R., Secret Sex Lives: Swingers and Bizarre E.R.

•	Target viewers are adults ages 25-54.

•	Our U.S. Networks segment owns an equity investment interest in OWN. OWN reached approximately 82 million subscribers in the U.S. as of December 31, 2014.

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

•	Content on OWN includes Tyler Perry's original series The Haves and Have Nots and Love Thy Neighbor, as well as Iyanla: Fix My Life and Welcome to Sweetie Pies.

•	Target viewers are adults 25-54, particularly women.

•	OWN is simulcast in HD.
INTERNATIONAL NETWORKS
International Networks generated revenues of $3.2 billion and Adjusted OIBDA of $1.1 billion during 2014, which represented 50% and 45% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay television market in the world through an infrastructure that includes operational centers in London, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, DMAX and Discovery Kids. International Networks has a large international distribution platform for its 38 networks, with as many as 13 networks distributed in any particular country or territory across the more than 220 countries and territories around the world where our networks are distributed. Including all acquisitions, at December 31, 2014, International Networks operated over 330 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has free-to-air networks in Europe and the Middle East and broadcast networks in the Nordics and continues to pursue further international expansion. The penetration and growth rates of pay television services vary across the 220 countries and territories depending on the dominance of different television platforms in local markets. While pay television services have greater penetration in certain markets, free-to-air or broadcast television are dominant in others. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements. In addition to the global networks described in the overview section above, we operate networks internationally that utilize the following brands:

•	Eurosport is a leading sports entertainment group with four brands: Eurosport, Eurosport 2, Eurosport Asia-Pacific and Eurosportnews, reaching viewers across Europe and Asia.

•	Viewing subscribers reached by each brand as of December 31, 2014 were as follows: Eurosport 132 million; Eurosport 2 70 million; Eurosport Asia-Pacific 11 million; and Eurosportnews 9 million.

•
Eurosport telecasts sporting events with pan-regional appeal and its events focus on winter sports, cycling and tennis, including the Tour de France cycling tournament and the French and U.S. Open tennis tournaments.

•	Eurosport and Eurosport 2 are simulcast in HD.

•	Eurosport also operates the Eurosport Player, an over-the-top direct-to-consumer platform designed for mobile environments.

•	As of December 31, 2014, DMAX reached approximately 83 million viewers through pay television networks and 19 million viewers on a free-to-air network in Spain, according to internal estimates.

•	DMAX is a men’s lifestyle channel in Asia and Europe.

•	Discovery Kids reached approximately 84 million viewers, according to internal estimates, as of December 31, 2014.

•	Discovery Kids is a leading children's network in Latin America and Asia.

Our International Networks segment also owns and operates the following regional television networks, which reached the following number of subscribers and viewers via pay and free-to-air or broadcast networks, respectively as of December 31, 2014:

	Television Service	International Subscribers/Viewers (millions)
Fatafeat	Free-to-air	55
SBS Nordic Broadcast Networks(a)	Broadcast	27
Discovery World	Pay	27
Quest	Free-to-air	26
Giallo	Free-to-air	25
Frisbee	Free-to-air	25
Focus	Free-to-air	25
K2	Free-to-air	25
HD Showcase	Pay	19
Shed	Pay	12
Discovery History	Pay	11
Discovery en Espanol (U.S.)	Pay	7
Discovery Civilization	Pay	6
Discovery Familia (U.S.)	Pay	6

(a) Number of subscribers corresponds to the sum of the subscribers to each of the SBS Nordic broadcast networks in Sweden, Norway, Finland and Denmark subject to retransmission agreements with pay television providers.

Similar to U.S. Networks, a significant source of revenue for International Networks relates to fees charged to operators who distribute our linear networks. Such operators primarily include cable and DTH satellite service providers. International television markets vary in their stages of development. Some markets, such as the U.K., are more advanced digital television markets, while others remain in the analog environment with varying degrees of investment from operators to expand channel capacity or convert to digital technologies. Common practice in some markets results in long-term contractual distribution relationships, while customers in other markets renew contracts annually. Distribution revenue for our International Networks segment is largely dependent on the number of subscribers that receive our networks or content, the rates negotiated in the distributor agreements, and the market demand for the content that we provide.
The other significant source of revenue for International Networks relates to advertising sold on our television networks, similar to U.S. Networks. Advertising revenue is dependent upon a number of factors, including the development of pay and free-to-air television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a group of channels. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, we expect that advertising revenue growth will result from continued subscriber growth, our localization strategy, and the shift of advertising spending from traditional broadcast networks to channels in the multi-channel environment. In relatively mature markets, such as Western Europe, we anticipate that growth in advertising revenue will come from increasing viewership and advertising pricing on our existing television networks, launching new services and through acquisitions.
During 2014, distribution, advertising and other revenues were 49%, 47% and 4%, respectively, of total net revenues for this segment. While the Company has traditionally operated cable networks, an increasing portion of the Company's international ad revenue is generated by free-to-air or broadcast networks. Pay-TV networks, free-to-air or broadcast networks which include the SBS networks, and radio networks generated 42%, 49% and 9% of International Networks' 2014 advertising revenue, respectively.
On May 30, 2014, we acquired a controlling interest in Eurosport International ("Eurosport"), a leading pan-European sports group, by increasing our ownership stake from 20% to 51% for cash of approximately €259 million ($351 million). Due to regulatory constraints, the acquisition initially excludes Eurosport France, a former subsidiary of Eurosport. We have retained a 20% equity interest in Eurosport France and has a conditional commitment to acquire another 31% ownership interest beginning in 2015, contingent upon resolution of all regulatory matters. TF1, the owner of the remaining interests in Eurosport, has the right to put the entirety of its remaining 49% non-controlling interest to the Company during two 90-day windows for two and a half years after May 30, 2014. If the put is exercised during the first 90-day window beginning July 1, 2015, it has a floor value equal to the fair value per share of Eurosport on May 30, 2014. If the put is exercised during the second 90-day window beginning July 1, 2016, it will be priced at the then-current fair value per share of Eurosport, or as may be agreed between the Company and TF1.
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
EDUCATION AND OTHER
Education and Other generated revenues of $160 million during 2014, which represented 3% of our total consolidated revenues. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hardcopy curriculum-based content. On November 1, 2013, we acquired an education business in the U.K. that will complement our existing service offerings and expand our operations internationally. (See Note 3 to the accompanying consolidated financial statements.)
Other is largely comprised of production studios that develop television content for our networks and television service providers throughout the world. For the year-ended December 31, 2014, we reorganized our production studios into an operating segment. Previously, components of this segment were classified in the U.S. Networks and International Networks segments. The segment does not meet the quantitative thresholds for reporting as a separate segment and has been combined with our Education segment, renamed Education and Other, for financial statement presentation in all periods. All prior period amounts have been recast to conform to the current year presentation.
On September 23, 2014, the Company acquired a 50% equity method ownership interest in All3Media, a production company consisting of 19 production studios with an enterprise value of £556 million (approximately $912 million), for a cash payment of approximately £90 million ($147 million). All3Media recapitalized its debt structure to effect the transaction. (See

Note 5 to the accompanying consolidated financial statements.) On February 28, 2014, we acquired Raw TV Limited, a factual entertainment production company in the U.K., that will improve the sourcing of content for our networks. (See Note 3 to the accompanying consolidated financial statements.) Our wholly owned production studios provide services to our U.S. Networks and International Networks segments at cost.
CONTENT DEVELOPMENT
Our content development strategy is designed to increase viewership, maintain innovation and quality leadership, and provide value for our network distributors and advertising customers. Our content is sourced from a wide range of third-party producers, which include some of the world’s leading nonfiction production companies as well as independent producers, and wholly owned production studios.
Our production arrangements fall into three categories: produced, coproduced and licensed. Produced content includes content that we engage third parties or wholly owned production studios to develop and produce, while we retain editorial control and own most or all of the rights, in exchange for paying all development and production costs. Coproduced content refers to program rights on which we have collaborated with third parties to finance and develop either because at times world-wide rights are not available for acquisition or we save costs by collaborating with third parties. Licensed content is comprised of films or series that have been produced by third parties. Payments for sports rights made in advance of the event are recognized as prepaid content license assets.
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
Our largest single cost is content expense, which includes content amortization, content impairments and production costs. We amortize the cost of capitalized content rights based on the proportion that the current year's estimated revenues bear to the estimated remaining total lifetime revenues, which normally results in an accelerated amortization method over the estimated useful lives. However, certain networks also utilize a straight-line method of amortization over the estimated useful lives of the content. Content is amortized over periods of up to five years. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each season in the arrangement. Content assets are reviewed for impairment when impairment indicators are present, such as low viewership or limited expected use. Impairment losses are recorded for content asset carrying value in excess of its net realizable value.
REVENUES
We generate revenues principally from fees charged to operators who distribute our network content, which primarily include cable, DTH satellite, telecommunication and digital service providers and advertising sold on our networks and websites. Other transactions include curriculum-based products and services, affiliate and advertising sales representation services, production of content, content licenses and the licensing of our brands for consumer products. During 2014, distribution, advertising, and other revenues were 46%, 49% and 5%, respectively, of consolidated revenues. No individual customer represented more than 10% of our total consolidated revenues for 2014, 2013 or 2012.
Distribution
Distribution revenue includes fees charged for the right to view Discovery's network branded content made available to customers through a variety of distribution platforms and viewing devices. The largest component of distribution revenue is comprised of linear distribution services for rights to our networks from cable, DTH satellite and telecommunication service providers. We have contracts with distributors representing most cable and satellite service providers around the world, including the largest operators in the U.S. and major international distributors. Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that Discovery’s networks will receive, and, if applicable, for scheduled graduated annual rate increases. Carriage of our networks depends upon package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages. Distribution revenues are largely dependent on the rates negotiated in the agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. We have provided distributors launch incentives, in the form of cash payments or free periods, to carry our networks.

In the U.S., approximately 90% of distribution revenues come from the top 10 distributors, with whom we have agreements that expire at various times from 2015 through 2021. Outside of the U.S., approximately 45% of distribution revenue comes from the top 10 distributors. Distribution fees are typically collected ratably throughout the year. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others operate in the analog environment with varying degrees of investment from distributors in expanding channel capacity or converting to digital.
Distribution revenue also includes fees charged for bulk content arrangements and other subscription services for episodic content. These digital distribution agreements are impacted by the quantity, as well as the quality, of the content Discovery provides.
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
Other
We also generate income associated with curriculum-based products and services, the licensing of our brands for consumer products and third-party content sales, and content production from our production studios.
COMPETITION
Television network content is a highly competitive business worldwide. We experience competition for the development and acquisition of content, distribution of our content, and sale of commercial time on our networks and viewership. Our networks compete with other production studios, other television networks, and the internet for the acquisition of content and creative talent such as writers, producers and directors. Our ability to produce and acquire popular content is an important competitive factor for the distribution of our networks, attracting viewers and the sale of advertising. Our success in securing popular content and creative talent depends on various factors such as the number of competitors providing content that targets the same genre and audience, the distribution of our networks, viewership, and the production, marketing and advertising support we provide.
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
Our education business competes with other providers of curriculum-based products and services to schools. Our production studios compete with other production and media companies for talent.
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
“Must-Carry”/Retransmission Consent
The Cable Television Consumer Protection and Competition Act of 1992 (the “Act”) imposes “must-carry” regulations on cable systems, requiring them to carry the signals of most local broadcast television stations in their market. DBS systems are also subject to their own must-carry rules. The FCC’s implementation of “must-carry” obligations requires cable operators and DBS providers to give broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our networks by cable and DBS operators. The Act also established retransmission consent, which refers to a broadcaster’s right to require MVPDs, such as cable and satellite operators, to obtain the broadcaster's consent before distributing the broadcaster's signal to the MVPDs' subscribers. Broadcasters have traditionally used the resulting leverage from demand for their must-have broadcast content to obtain carriage for their affiliated networks. Increasingly, broadcasters are additionally seeking substantial monetary compensation for granting carriage rights for their must-have broadcast content. Such increased financial demands on distributors reduce the content funds available for independent programmers not affiliated with broadcasters, such as us.
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
Regulation of the Internet
We operate several websites that we use to distribute information about our programs and to offer consumers the opportunity to purchase consumer products and services. Internet services are now subject to regulation in the U.S. relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Children's Online Privacy Protection Act and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act. In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other on-line services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to on-line consumers outside the U.S., the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.
Foreign Laws and Regulations
The foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations governing our businesses. We own and operate pay-TV networks in Russia, which represent less than 2% of our consolidated total revenues. Russia's legislature passed a bill prohibiting advertising on pay cable channels that became effective on January 1, 2015. Russia also approved a law requiring foreign owners of Russian television channels to reduce their ownership to 20% or less by January 1, 2017. These changes are likely to adversely affect our results of operations.
EMPLOYEES
As of December 31, 2014, we had approximately 6,800 employees, including full-time and part-time employees of our wholly owned subsidiaries and consolidated ventures.
AVAILABLE INFORMATION
All of our filings with the U.S. Securities and Exchange Commission (the “SEC”), including reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to such filings are available free of charge at the investor relations section of our website, www.discoverycommunications.com, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our annual report, corporate governance guidelines, code of business ethics, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are also available on our website. In addition, we will provide a printed copy of any of these documents, free of charge, upon written request to: Investor Relations, Discovery

Communications, Inc., 850 Third Avenue, 8th Floor, New York, NY 10022-7225. The information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.
ITEM 1A. Risk Factors.
Investing in our securities involves risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.
Consolidation among cable and satellite providers, both domestically and internationally, could have an adverse effect on our revenue and profitability.
Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. In the U.S., approximately 90% of our distribution revenues come from the top 10 distributors. We currently have agreements in place with the major U.S. cable and satellite operators which expire at various times through 2021. Some of our largest distributors are combining and have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. In addition, many of the countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could reduce the number of distributors to carry our programming, subject our affiliate fee revenue to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators which could have an adverse effect on our financial condition or results of operations.
The success of our business depends on the acceptance of our entertainment content by our U.S. and foreign viewers, which may be unpredictable and volatile.
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
There has been a shift in consumer behavior as a result of technological innovations and changes in the distribution of content, which may affect our viewership and the profitability of our business in unpredictable ways.
Technology and business models in our industry continue to evolve rapidly. Consumer behavior related to changes in content distribution and technological innovation affect our economic model and viewership in ways that are not entirely predictable.
Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors and from connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Digital downloads, rights lockers, rentals and subscription services are competing for consumer preferences with each other and with traditional physical distribution of DVDs and Blu-ray discs. Each distribution model has different risks and economic consequences for us so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.

We face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our programming services, damage to our brands and reputation, legal exposure and financial losses.
Our online, mobile and app offerings, as well as our internal systems, involve the storage and transmission of proprietary information, and we and our partners rely on various technology systems in connection with the production and distribution of our programming. Although we monitor our security measures regularly, they may be breached due to employee error, computer malware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our proprietary information, which may include user data, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have an adverse effect on our business.
Our businesses operate in highly competitive industries.
The entertainment and media programming industries in which we operate are highly competitive. We compete with other programming networks for distribution, viewers and advertising. We also compete for viewers with other forms of media entertainment, such as home video, movies, periodicals, on-line and mobile activities. In particular, websites and search engines have seen significant advertising growth, a portion of which is derived from traditional cable network and satellite advertisers. Businesses, including ours, that offer multiple services, or that may be vertically integrated and offer both video distribution and programming content may face closer regulatory review from the competition authorities in the countries that we currently have operations in. Our on-line businesses compete for users and advertising in the broad and diverse market of free Internet-delivered services. Our commerce business competes against a wide range of competitive retailers selling similar products. Our curriculum-based video business competes with other providers of education products to schools. If our distributors have to pay higher rates to holders of sports broadcasting rights, it might be difficult for us to negotiate higher rates for distribution of our networks. Our ability to compete successfully depends on a number of factors, including our ability to consistently supply high quality and popular content, access our niche viewership with appealing category-specific content, adapt to new technologies and distribution platforms and achieve widespread distribution. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our business, financial condition or results of operations.
Failure to renew, renewal with less favorable terms, or termination of our affiliation agreements may cause a decline in our revenue.
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
Interpretation of some terms of our distribution agreements may have an adverse effect on the distribution payments we receive under those agreements.
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

We are subject to risks related to our international operations.
We have operations through which we distribute programming outside the United States. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	laws and policies affecting trade and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

•	changes in local regulatory requirements, including restrictions on content, imposition of local content quotas and restrictions on foreign ownership;

•	differing degrees of protection for intellectual property and varying attitudes towards the piracy of intellectual property;

•	significant fluctuations in foreign currency value;

•	currency exchange controls;

•	the instability of foreign economies and governments;

•	war and acts of terrorism;

•
anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations and changes in these laws and regulations;

•	foreign privacy and data protection laws and regulation and changes in these laws; and

•	shifting consumer preferences regarding the viewing of video programming.
Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
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
Global economic conditions may have an adverse effect on our business.
Our business is significantly affected by prevailing economic conditions and by disruptions to financial markets. We derive substantial revenues from advertisers, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Financial instability or a general decline in economic conditions in the U.S. and other countries where our networks are distributed could adversely affect advertising rates and volume, resulting in a decrease in our advertising revenues.
Decreases in U.S. and consumer discretionary spending in other countries where our networks are distributed may affect cable television and other video service subscriptions, in particular with respect to digital service tiers on which certain of our programming networks are carried. This could lead to a decrease in the number of subscribers receiving our programming from multi-channel video programming distributors, which could have a negative impact on our viewing subscribers and affiliation fee revenues. Similarly, a decrease in viewing subscribers would also have a negative impact on the number of viewers actually watching the programs on our programming networks, which could also impact the rates we are able to charge advertisers.
Economic conditions affect a number of aspects of our businesses worldwide and impact the businesses of our partners who purchase advertising on our networks and reduce their spending on advertising. Economic conditions can also negatively affect the ability of those with whom we do business to satisfy their obligations to us. The general worsening of current global economic conditions could adversely affect our business, financial condition or results of operations, and the worsening of economic conditions in certain parts of the world, specifically, could impact the expansion and success of our businesses in such areas.
Domestic and foreign laws and regulations could adversely impact our operation results.
Programming services like ours, and the distributors of our services, including cable operators, satellite operators and other multi-channel video programming distributors, are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments, in ways that affect the daily conduct of our video content business. See the discussion under “Business – Regulatory Matters” above. The U.S. Congress, the FCC and the courts currently have under consideration, and may adopt in the future, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our U.S. media properties or modify the terms under which we offer our services and operate. For example, any changes to the laws and regulations that govern the services or signals that are carried by cable television operators or our other distributors may result in less capacity for other content services, such as our networks, which could adversely affect our revenue.
Similarly, the foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations governing our businesses. Programming businesses are subject to regulation on a country-by-country basis. Changes in regulations imposed by foreign governments could also adversely affect our business, results of operations and ability to expand our operations beyond their current scope. For example, Russia’s legislature passed a bill prohibiting advertising on pay cable channels, which became effective January 1, 2015. Russia also approved a law requiring foreign owners of Russian television channels to reduce their ownership to 20% or less by January 1, 2017. We currently own and operate pay-TV networks in Russia. These restrictions will likely have an adverse effect on our operating results.
Financial markets are subject to volatility and disruptions that may affect our ability to obtain or increase the cost of financing our operations and our ability to meet our other obligations.
Increased volatility and disruptions in the U.S. and global financial and equity markets may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing. Our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. Unforeseeable changes in foreign currencies could negatively impact our results of operations and calculations of interest coverage and leverage ratios. A low rating could increase our cost of borrowing or make it more difficult for us to obtain future financing.
Foreign exchange rate fluctuations may adversely affect our operating results and financial conditions.
We have significant operations in a number of foreign jurisdictions and certain of our operations are conducted and certain of our debt obligations are denominated in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations and net asset balances. There is no assurance that downward trending currencies will rebound or that stable currencies will remain unchanged in any period or for any specific market.
Our inability to successfully acquire and integrate other businesses, assets, products or technologies could harm our operating results.
Our success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past, and we expect to make additional acquisitions and strategic investments in the future. Such transactions may result in dilutive issuances of our equity securities, use of our cash resources, and incurrence of debt and amortization expenses related to intangible assets. Any acquisitions and strategic investments that we are able to identify and complete may be accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of acquired companies into our operations;

•	the potential disruption of our ongoing business and distraction of management;

•	the incurrence of additional operating losses and operating expenses of the businesses we acquired or in which we invested;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to successfully further develop an acquired business or technology and any resulting impairment of amounts currently capitalized as intangible assets;

•	the failure of strategic investments to perform as expected or to meet financial projections;

•	the potential for patent and trademark infringement and data privacy and security claims against the acquired companies, or companies in which we have invested;

•	litigation or other claims in connection with acquisitions, acquired companies, or companies in which we have invested;

•
the impairment or loss of relationships with customers and partners of the companies we acquired or in which we invested or with our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with, or failure to retain, employees of acquired companies or our existing employees as a result of integration of new personnel;

•	our lack of, or limitations on our, control over the operations of our joint venture companies;

•	the difficulty of integrating operations, systems, and controls as a result of cultural, regulatory, systems, and operational differences;

•	in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries; and

•	the impact of known potential liabilities or liabilities that may be unknown, including as a result of inadequate internal controls, associated with the companies we acquired or in which we invested.
Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions and strategic investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.
Our equity method investments' financial performance may differ from current estimates.
We have equity investments in certain entities and the accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership and the level of influence or control we have over the relevant entity. Any losses experienced by these entities could adversely impact our results of operations and the value of our investment. In addition, if these entities were to fail and cease operations, we may lose the entire value of our investment and the stream of any shared profits. Some of our ventures may require additional uncommitted funding.
We have a significant amount of debt and may incur significant amounts of additional debt, which could adversely affect our financial health and our ability to react to changes in our business.
As of December 31, 2014, we had approximately $7.2 billion of consolidated debt, including capital leases. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts associated with our indebtedness. In addition, we have the ability to draw down our revolving credit facility in the ordinary course, which would have the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.
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

Our ability to incur debt and the use of our funds could be limited by the restrictive covenants in the loan agreement for our revolving credit facility.
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

As a holding company, we could be unable to obtain cash in amounts sufficient to meet our financial obligations or other commitments.
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
Theft of our content, including digital copyright theft and other unauthorized exhibitions of our content, may decrease revenue received from our programming and adversely affect our businesses and profitability.
The success of our business depends in part on our ability to maintain the intellectual property rights to our entertainment content. We are fundamentally a content company, and piracy of our brands, television networks, digital content and other intellectual property has the potential to significantly and adversely affect us. Piracy is particularly prevalent in many parts of the world that lack copyright and other protections similar to existing law in the U.S. It is also made easier by technological advances allowing the conversion of content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. Unauthorized distribution of copyrighted material over the Internet is a threat to copyright owners’ ability to protect and exploit their property. The proliferation of unauthorized use of our content may have an adverse effect on our business and profitability because it reduces the revenue that we potentially could receive from the legitimate sale and distribution of our content. Litigation may be necessary to enforce our intellectual property rights, protect trade secrets or to determine the validity or scope of proprietary rights claimed by others.
The loss of key personnel or talent could disrupt our business and adversely affect our revenue.
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
We have directors in common with those of Liberty Media Corporation (“Liberty Media”), Liberty Global plc (“Liberty Global”) and Liberty Interactive Corporation (“Liberty Interactive”), which may result in the diversion of business opportunities or other potential conflicts.
Liberty Media, Liberty Global and Liberty Interactive (together, the "Liberty Entities") own interests in various U.S. and international companies that have subsidiaries that own or operate domestic or foreign content services that may compete with the content services we offer. We have no rights in respect of U.S. or international content opportunities developed by or presented to the subsidiaries of any Liberty Entities, and the pursuit of these opportunities by such subsidiaries may adversely affect our interests and those of our stockholders. Because we and the Liberty Entities have overlapping directors, the pursuit of business opportunities may serve to intensify the conflicts of interest or appearance of conflicts of interest faced by the respective management teams. Our charter provides that none of our directors or officers will be liable to us or any of our subsidiaries for breach of any fiduciary duty by reason of the fact that such individual directs a corporate opportunity to another person or entity (including any Liberty Entities), for which such individual serves as a director or officer, or does not refer or communicate information regarding such corporate opportunity to us or any of our subsidiaries, unless (x) such opportunity was expressly offered to such individual solely in his or her capacity as a director or officer of us or any of our subsidiaries and (y) such opportunity relates to a line of business in which we or any of our subsidiaries is then directly engaged.
We have directors that are also related persons of Advance/Newhouse Programming Partnership ("Advance/Newhouse") and that overlap with those of the Liberty Entities, which may lead to conflicting interests for those tasked with the fiduciary duties of our board.
Our ten-person board of directors includes three designees of Advance/Newhouse, including Robert J. Miron, who was the Chairman of Advance/Newhouse until December 31, 2010, and Steven A. Miron, the Chief Executive Officer of Advance/Newhouse. In addition, our board of directors includes two persons who are currently members of the board of directors of Liberty Media, three persons who are currently members of the board of directors of Liberty Global and two persons who are currently members of the board of directors of Liberty Interactive, all of which include John C. Malone as Chairman of the boards of those companies. The parent company of Advance/Newhouse and the Liberty entities own interests in a range of media, communications and entertainment businesses.
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
None of the Liberty Entities own any interest in us. Mr. Malone beneficially owns stock of Liberty Media representing approximately 46% of the aggregate voting power of its outstanding stock, owns shares representing approximately 28% of the aggregate voting power of Liberty Global, shares representing approximately 37% of the aggregate voting power of Liberty Interactive, and shares representing approximately 22% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Mr. Malone controls approximately 29% of our aggregate voting power relating to the election of our seven common stock directors, assuming that the preferred stock owned by Advance/Newhouse has not been converted into shares of our common stock. Our directors who are also directors of the Liberty Entities own Liberty Media, Liberty Global and/or Liberty Interactive stock and stock incentives and own our stock and stock incentives.
These ownership interests and/or business positions could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us, Advance/Newhouse and/or the Liberty Entities. For example, there may be the potential for a conflict of interest when we, on the one hand, or an Advance/Newhouse and/or the Liberty Entity, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for the other.
The members of our board of directors have fiduciary duties to us and our stockholders. Likewise, those persons who serve in similar capacities at Advance/Newhouse or a Liberty Entity have fiduciary duties to those companies. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting both respective companies, and there can be no assurance that the terms of any transactions will be as favorable to us or our subsidiaries as would be the case in the absence of a conflict of interest.
It may be difficult for a third party to acquire us, even if such acquisition would be beneficial to our stockholders.
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

•	increasing the number of members of the Board of Directors above ten;

•	making any material amendment to our charter or by-laws;

•	engaging in a merger, consolidation or other business combination with any other entity; and

•	appointing or removing our Chairman of the Board or our Chief Executive Officer;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

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
If Advance/Newhouse were to exercise its registration rights, it may cause a significant decline in our stock price, even if our business is doing well.
Advance/Newhouse has been granted registration rights covering all of the shares of common stock issuable upon conversion of the convertible preferred stock held by Advance/Newhouse. Advance/Newhouse’s Series A convertible preferred stock is currently convertible into one share of our Series A common stock and one share of our Series C common stock and Advance/Newhouse’s Series C convertible preferred stock is convertible into shares of our Series C common stock on a 2-for-1 basis, subject to certain anti-dilution adjustments. The registration rights, which are immediately exercisable, are transferable with the sale or transfer by Advance/Newhouse of blocks of shares representing 10% or more of the preferred stock it holds. The exercise of the registration rights, and subsequent sale of possibly large amounts of our common stock in the public market, could materially and adversely affect the market price of our common stock.
John C. Malone and Advance/Newhouse each have significant voting power with respect to corporate matters considered by our stockholders.
For corporate matters other than the election of directors, Mr. Malone and Advance/Newhouse each beneficially own shares of our stock representing approximately 22% and 25%, respectively, of the aggregate voting power represented by our outstanding stock. With respect to the election of directors, Mr. Malone controls approximately 29% of the aggregate voting power relating to the election of the seven common stock directors (assuming that the convertible preferred stock owned by Advance/Newhouse (the “A/N Preferred Stock”) has not been converted into shares of our common stock). The A/N Preferred Stock carries with it the right to designate three preferred stock directors to our board (subject to certain conditions), but does not vote with respect to the election of the seven common stock directors. Also, under the terms of the A/N Preferred Stock, Advance/Newhouse has special voting rights as to certain enumerated matters, including material amendments to the restated charter and bylaws, fundamental changes in our business, mergers and other business combinations, certain acquisitions and dispositions and future issuances of capital stock. Although there is no stockholder agreement, voting agreement or any similar arrangement between Mr. Malone and Advance/Newhouse, by virtue of their respective holdings, Mr. Malone and Advance/Newhouse each have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders.
ITEM 1B. Unresolved Staff Comments.
None.

ITEM 2. Properties.
We own and lease approximately 2.06 million square feet of building space for the conduct of our businesses at 116 locations throughout the world. In the U.S. alone, we own and lease approximately 597,000 and 584,000 square feet of building space, respectively, at 13 locations. Principal locations in the U.S. include: (i) our world headquarters, owned by the Company and located at One Discovery Place, Silver Spring, Maryland, where approximately 543,000 square feet is used for certain executive and corporate offices and general office space by our U.S. Networks, International Networks and Education and Other segments, (ii) general office space leased at 850 Third Avenue, New York, New York, where approximately 179,000 square feet is primarily used for sales by our U.S. Networks segment and certain executive offices, (iii) general office space and a production studio located at 8045 Kennett Street, Silver Spring, Maryland, where approximately 149,000 square feet is leased and primarily used by our U.S. Networks segment, (iv) general office space located at 10100 Santa Monica Boulevard, Los Angeles, California, where approximately 64,000 square feet is leased and primarily used by our U.S. Networks segment, (v) general office space at 6505 Blue Lagoon Drive, Miami, Florida, where approximately 91,000 square feet is leased and primarily used by our International Networks segment, and (vi) an origination facility, owned by the Company, at 45580 Terminal Drive, Sterling, Virginia, where approximately 54,000 square feet of space is used to manage the distribution of domestic network television content by our U.S. Networks segment.
We also lease over 879,000 square feet of building space at 103 locations outside of the U.S., including Denmark, France, U.K. Singapore, Italy and Poland. Included in the non-U.S. office figure is approximately 176,000 square feet of building space used for office, production studio and post-production for Eurosport, and (iii) approximately 118,000 square feet is primarily used by our International Networks for general office space in the U.K.
Each property is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations. Our policy is to improve and replace property as considered appropriate to meet the needs of the individual operation.
ITEM 3. Legal Proceedings.
The Company is party to various lawsuits and claims in the ordinary course of business. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgments about future events. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on our consolidated financial position, future results of operations or liquidity.
ITEM 4. Mine Safety Disclosures.
Not applicable.

Executive Officers of Discovery Communications, Inc.
Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report. The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of February 19, 2015.

Name	Position

David M. Zaslav Born January 15, 1960
President, Chief Executive Officer and a common stock director. Mr. Zaslav has served as our President and Chief Executive Officer since January 2007. Mr. Zaslav served as President, Cable & Domestic Television and New Media Distribution of NBC Universal, Inc. ("NBC"), a media and entertainment company, from May 2006 to December 2006. Mr. Zaslav served as Executive Vice President of NBC, and President of NBC Cable, a division of NBC, from October 1999 to May 2006. Mr. Zaslav is a member of the board of Sirius XM Radio Inc. Mr. Zaslav was a director of TiVo Inc. from 2000 to 2010.

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

Jean-Briac Perrette Born April 30, 1971
President of Discovery Networks International. Mr. Perrette became President of Discovery Networks International in March 2014. Prior to that, Mr. Perrette served as our Chief Digital Officer from October 2011 to February 2014. Mr. Perrette served in a number of roles at NBC Universal from March 2000 to October 2011, with the last being President of Digital and Affiliate Distribution.

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

Bruce L. Campbell Born November 26, 1967
Senior Executive Vice President, Chief Development and Digital Media Officer and General Counsel. Mr. Campbell became Digital Media Officer in August 2014, Chief Development Officer in August 2010 and our General Counsel in December 2010. Prior to that, Mr. Campbell served as our President, Digital Media & Corporate Development from March 2007 through August 2010. Mr. Campbell also served as our corporate secretary from December 2010 to February 2012. Mr. Campbell served as Executive Vice President, Business Development of NBC from December 2005 to March 2007, and Senior Vice President, Business Development of NBC from January 2003 to November 2005.

David Leavy Born December 24, 1969
Chief Communications Officer and Senior Executive Vice President, Corporate Marketing and Affairs. Mr. Leavy became Chief Communications Officer and Senior Executive Vice President, Corporate Marketing and Affairs in December 2011. Prior to that, Mr. Leavy served as our Executive Vice President, Communications and Corporate Affairs and has served in a number of other roles at Discovery since joining in March 2000.

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

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Series A common stock, Series B common stock and Series C common stock are listed and traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbols “DISCA,” “DISCB” and “DISCK,” respectively. On August 6, 2014, Discovery issued a share dividend (the "2014 Share Dividend") of one share of the Company's Series C common stock on each issued and outstanding share of Series A, Series B, and Series C common stock. As a result, all per share data in the following table have been retroactively adjusted to give effect to the 2-for-1 split of the Company's common stock (see Note 13 to the accompanying consolidated financial statements). The following table sets forth, for the periods indicated, the range of high and low sales prices per share of our Series A common stock, Series B common stock and Series C common stock as reported on Yahoo! Finance (finance.yahoo.com) and adjusted for the 2014 Share Dividend as applicable.

	Series A Common Stock		Series B Common Stock		Series C Common Stock
	High	Low	High	Low	High	Low
2014
Fourth quarter	$37.24	$31.86	$39.00	$34.12	$37.05	$31.38
Third quarter	$44.83	$37.71	$46.92	$37.92	$43.61	$37.19
Second quarter	$43.03	$36.96	$42.91	$37.26	$39.41	$33.47
First quarter	$45.53	$39.50	$46.03	$40.65	$41.26	$35.88
2013
Fourth quarter	$46.22	$39.82	$45.97	$40.28	$41.93	$35.94
Third quarter	$43.68	$39.31	$43.81	$39.77	$39.06	$35.13
Second quarter	$41.41	$37.59	$41.66	$37.59	$36.74	$32.62
First quarter	$40.64	$33.46	$40.66	$33.40	$35.30	$30.08
As of February 9, 2015, there were approximately 1,608, 95 and 1,741 record holders of our Series A common stock, Series B common stock and Series C common stock, respectively. These amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder.
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
Purchases of Equity Securities
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended December 31, 2014 (in millions, except per share amounts).

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
October 2014	5.9	$35.22	5.9	$805
November 2014	2.0	$33.36	2.0	$738
December 2014	—	$—	—	$738
Total	7.9		7.9	$738

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

(b) As of December 31, 2014, the total amount authorized under the stock repurchase program was $5.5 billion and we had remaining authorization of $738 million for future repurchases under our common stock repurchase program, which will expire on February 3, 2016. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended December 31, 2014. The Company first announced its stock repurchase program on August 3, 2010.
Stock Performance Graph
The following graph sets forth the cumulative total shareholder return on our Series A common stock, Series B common stock and Series C common stock as compared with the cumulative total return of the companies listed in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group of companies comprised of CBS Corporation Class B common stock, Scripps Network Interactive, Inc., Time Warner, Inc., Twenty-First Century Fox, Inc. Class A common stock (News Corporation Class A Common Stock prior to June 2013), Viacom, Inc. Class B common stock and The Walt Disney Company. The graph assumes $100 originally invested on December 31, 2009 in each of our Series A common stock, Series B common stock and Series C common stock, the S&P 500 Index, and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2010, 2011, 2012, 2013 and 2014.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
DISCA	$100.00	$135.96	$133.58	$206.98	$294.82	$224.65
DISCB	$100.00	$138.79	$133.61	$200.95	$290.40	$233.86
DISCK	$100.00	$138.35	$142.16	$220.59	$316.21	$254.30
S&P 500	$100.00	$112.78	$112.78	$127.90	$165.76	$184.64
Peer Group	$100.00	$118.40	$135.18	$182.38	$291.88	$319.28
Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

ITEM 6. Selected Financial Data.
The table set forth below presents our selected financial information for each of the past five years (in millions, except per share amounts). The selected statement of operations information for each of the three years ended December 31, 2014 and the selected balance sheet information as of December 31, 2014 and 2013 have been derived from and should be read in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” and other financial information included elsewhere in this Annual Report on Form 10-K. The selected statement of operations information for each of the two years ended December 31, 2011 and 2010 and the selected balance sheet information as of December 31, 2012, 2011 and 2010 have been derived from financial statements not included in this Annual Report on Form 10-K.

	2014	2013	2012	2011	2010
Selected Statement of Operations Information:
Revenues	$6,265	$5,535	$4,487	$4,168	$3,706
Operating income	2,061	1,975	1,859	1,815	1,368
Income from continuing operations, net of taxes	1,137	1,077	956	1,136	659
(Loss) income from discontinued operations, net of taxes	—	—	(11)	(3)	10
Net income	1,137	1,077	945	1,133	669
Net income available to Discovery Communications, Inc.	1,139	1,075	943	1,132	653
Basic earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Continuing operations	$1.67	$1.50	$1.27	$1.42	$0.76
Discontinued operations	—	—	(0.01)	—	0.01
Net income	1.67	1.50	1.25	1.41	0.77
Diluted earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Continuing operations	$1.66	$1.49	$1.26	$1.40	$0.75
Discontinued operations	—	—	(0.01)	—	0.01
Net income	1.66	1.49	1.24	1.40	0.76
Weighted average shares outstanding:
Basic	454	484	498	547	568
Diluted	687	722	759	810	858
Selected Balance Sheet Information:
Cash and cash equivalents	$367	$408	$1,201	$1,048	$466
Total assets	16,014	14,979	12,930	11,913	11,019
Long-term debt:
Current portion	1,107	17	31	26	20
Long-term portion	6,046	6,482	5,212	4,219	3,598
Total liabilities	9,663	8,746	6,637	5,394	4,786
Redeemable noncontrolling interests	747	36	—	—	—
Equity attributable to Discovery Communications, Inc.	5,602	6,196	6,291	6,517	6,225
Total equity	$5,604	$6,197	$6,293	$6,519	$6,233

•	Income per share amounts may not sum since each is calculated independently.

•
On September 23, 2014, we acquired an additional 10% ownership interest in Discovery Family. The purchase increased our ownership interest from 50% to 60%. As a result, the accounting for Discovery Family was changed from an equity method investment to a consolidated subsidiary. (See Note 3 to the accompanying consolidated financial statements.)

•
On May 16, 2014, Discovery's Board of Directors approved a stock split effected in the form of a share dividend (the "2014 Share Dividend") of one share of the Company's Series C common stock on each issued and outstanding share of Series A, Series B, and Series C common stock. The 2014 Share Dividend resulted in a 2-for-1 stock split on August 6, 2014 to stockholders of record on July 28, 2014. All share and per share data for earnings per share and stock based compensation have been retroactively adjusted to give effect to the 2-for-1 split of the Company’s common stock. (See Note 18 to the accompanying consolidated financial statements.)

•
On May 30, 2014, the Company acquired a controlling interest in and began consolidating Eurosport by increasing Discovery’s ownership stake from 20% to 51%. As a result, the accounting for Eurosport was changed from an equity method investment to a consolidated subsidiary. (See Note 3 to the accompanying consolidated financial statements.)

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

•
Our results of operations for 2011 include a $112 million income tax benefit related to foreign tax credits and a $129 million gain on the disposition of the Discovery Health network as a contribution to OWN upon the launch of the network. As we continue to be involved in the operations of OWN subsequent to its launch, the results of operations of the Discovery Health network have not been presented as discontinued operations. Therefore, our results of operations for 2010 include the gross revenues and expenses of the Discovery Health network. For periods subsequent to January 1, 2011, our results of operations include only our proportionate share of OWN’s net operating results under the equity method of accounting. (See Note 4 to the accompanying consolidated financial statements.)

•	Our results of operations for 2010 include a $136 million loss on the extinguishment of debt.

•
On September 1, 2010, we sold our Antenna Audio business for net proceeds of $24 million in cash, which resulted in a $9 million gain, net of taxes. The operating results of Antenna Audio have been reported as discontinued operations for 2010.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding our businesses, current developments, results of operations, cash flows, financial condition, contractual commitments and critical accounting policies.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: continued consolidation of distribution customers and production studios; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, VOD, internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors.” These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, free-to-air and broadcast television, websites, digital distribution arrangements and content licensing agreements. Our portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery and Velocity (known as Turbo outside of the U.S.). In 2014, we took a controlling interest in Eurosport, a leading sports entertainment pay-TV programmer across Europe and Asia. We also operate a diversified portfolio of websites, curriculum-based educational products and services, and production studios.
Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales and create or reposition branded channels and businesses that can sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our content is designed to target key audience demographics and the popularity of our programming creates demand on the part of advertisers and distributors. We present our operations in three segments: U.S. Networks, consisting principally of domestic television networks and websites; International Networks, consisting primarily of international television networks and websites; and Education and Other, consisting principally of curriculum-based product and service offerings and production studios. For further discussion of our Company, segments in which we do business, content development activities and revenues, see our business overview set forth in Item 1, “Business” in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS – 2014 vs. 2013
Items Impacting Comparability
Newly Acquired Businesses
On May 30, 2014, we acquired a controlling interest in Eurosport, and on April 9, 2013, we acquired SBS Nordic (see Note 3 to the accompanying consolidated financial statements). We included the operations of Eurosport and SBS Nordic ("Newly Acquired Businesses") in our consolidated financial statements as of their respective acquisition dates. As a result, Newly Acquired Businesses have impacted the comparability of our results of operations between 2014 and 2013. Accordingly, to assist the reader in understanding the changes in our results of operations, the following tables present the calculation of comparative adjusted operating income before depreciation and amortization ("Adjusted OIBDA") excluding the Newly Acquired Businesses, as reported within our consolidated financial statements (in millions). The comparability of the results of the U.S. Networks segment was not impacted by these acquisitions. The column Newly Acquired Businesses for the year ended December 31, 2014 consists of the operating results of Eurosport since its acquisition on May 30, 2014 and the results of SBS Nordic for the three months ended March 31, 2014. Newly Acquired Businesses do not include Discovery Family, which was acquired on September 23, 2014, the eight days of SBS Nordic's results from April 1, 2013 through April 9, 2013 or other, less significant, acquisitions made during 2014, because their results did not materially impact the comparability of operations, except as otherwise noted within this Item. Adjusted OIBDA is defined and a reconciliation to operating income is presented below in "Segment Results of Operations – 2014 vs. 2013."

Consolidated	Year Ended December 31,
	2014	2014	2014	2013
	Total Company As Reported	Newly Acquired Businesses	Total Company Ex- Newly Acquired Businesses	Total Company As Reported	% Change Ex-Newly Acquired Businesses
Revenues:
Distribution	$2,842	$244	$2,598	$2,536	2%
Advertising	3,089	197	2,892	2,739	6%
Other	334	68	266	260	2%
Total Revenues	$6,265	$509	$5,756	$5,535	4%

Adjusted OIBDA	$2,491	$87	$2,404	$2,402	—%

International Networks	Year Ended December 31,
	2014	2014	2014	2013
	International Networks As Reported	Newly Acquired Businesses	International Networks Ex- Newly Acquired Businesses	International Networks As Reported	% Change Ex-Newly Acquired Businesses
Revenues:
Distribution	$1,553	$244	$1,309	$1,242	5%
Advertising	1,483	197	1,286	1,162	11%
Other	121	68	53	55	(4)%
Total Revenues	$3,157	$509	$2,648	$2,459	8%

Adjusted OIBDA	$1,124	$87	$1,037	$949	9%

Recasting of Certain Prior Period Information
The Company’s reportable segments are determined based on (i) financial information reviewed by our chief operating decision maker (“CODM”), the Chief Executive Officer ("CEO"), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. During the year-end December 31, 2014, we changed our organizational structure and reorganized our production studios into an operating segment. Previously, components of this segment were part of the U.S. Networks and International Networks segments.

Production Studios does not meet the quantitative thresholds of a separate reportable segment and has been combined with our Education segment, referred to as Education and Other, for financial statement presentation in all periods. As of the year ended December 31, 2014, the Company has recast prior period amounts to conform to our current structure for internally managing and monitoring segment performance as noted in the table below (in millions).

Production Studios	Year Ended December 31,
2013
Other revenue:
U.S. Networks	$(5)
International Networks	(15)
Education and Other	26
Corporate and inter-segment eliminations	(6)
Total other revenue	$—

Adjusted OIBDA:
U.S. Networks	$4
International Networks	(7)
Education and Other	3
Total Adjusted OIBDA	$—

Consolidated Results of Operations – 2014 vs. 2013
Our consolidated results of operations for 2014 and 2013 were as follows (in millions).

	Year Ended December 31,
	2014	2013	% Change
Revenues:
Distribution	$2,842	$2,536	12%
Advertising	3,089	2,739	13%
Other	334	260	28%
Total revenues	6,265	5,535	13%
Costs of revenues, excluding depreciation and amortization	2,124	1,689	26%
Selling, general and administrative	1,692	1,598	6%
Depreciation and amortization	329	276	19%
Restructuring and other charges	90	16	NM
Gain on disposition	(31)	(19)	63%
Total costs and expenses	4,204	3,560	18%
Operating income	2,061	1,975	4%
Interest expense	(328)	(306)	7%
Income from equity method investees, net	23	18	28%
Other (expense) income, net	(9)	49	NM
Income from continuing operations before income taxes	1,747	1,736	1%
Provision for income taxes	(610)	(659)	(7)%
Net income	1,137	1,077	6%
Net income attributable to noncontrolling interests	(2)	(1)	100%
Net loss (income) attributable to redeemable noncontrolling interests	4	(1)	NM
Net income available to Discovery Communications, Inc.	$1,139	$1,075	6%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations, Newly Acquired Businesses and the effects of the consolidation of Discovery Family, distribution revenue increased 3%, or $85 million, as a result of an increase of $109 million at our International Networks segment, partially offset by a decrease of $24 million at our U.S. Networks segment. The increase in our International Networks' distribution revenue, excluding the impact of foreign currency and Newly Acquired Businesses, was mostly attributable to revenue growth in Latin America and, to a lesser extent, to growth in Central and Eastern Europe, the Middle East, and Africa ("CEEMEA"). The revenue growth in Latin America was due to increases in subscribers and affiliate rates and in CEEMEA was due to increases in subscribers. For U.S. Networks, excluding declines in digital distribution resulting from lower content deliveries offset by an increase due to the consolidation of Discovery Family (see Note 3 to the accompanying consolidated financial statements), distribution revenue increased by 6% primarily due to contractual rate increases. Digital distribution revenue, which is earned under agreements to license programs, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to fluctuations based on the timing and volume of content deliveries.

Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, and the mix of sales of commercial time between the upfront and scatter markets, which is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, advertising revenue increased 7%, or $191 million, as a result of increases of $162 million at our International Networks segment and $29 million at our U.S. Networks segment. For our International Networks segment, the increase was mostly due to pricing and ratings increases on our free-to-air networks in Western Europe and, to a lesser extent, pricing increases in the Nordics and volume increases in Latin America. For our U.S. Networks segment, the increase was mostly due to increases in pricing and to a lesser extent, the volume of commercial units sold, partially offset by lower audience delivery.
Excluding the impacts of foreign currency fluctuations and Newly Acquired Businesses, other revenue increased 2%, or $6 million. The increase was primarily due to an increase in revenue at our Education and Other segments due to other business combinations in late 2013 and early 2014, offset by a decrease in representation fees at U.S. Networks.
Costs of Revenues
Excluding the impact of foreign currency fluctuations, Newly Acquired Businesses, the effect of the consolidation of Discovery Family and digital distribution, costs of revenues increased 10%, or $175 million. The increase was the result of increases of $110 million at our International Networks segment, $48 million at our U.S. Networks segment, and $10 million at our Education and Other segments. The increase in costs of revenues at our International Networks segment was primarily attributable to increased investment in content acquired from U.S. Networks and locally acquired content, and to a lesser extent, an increase in sales commissions. The increase in costs of revenues at our U.S. Networks segment was primarily attributable to an increase in content expense due to additional spending on content in current and recent periods. These increases were partially offset by decreases in sales commissions.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses decreased 3%, or $51 million. The decrease in selling, general and administrative expenses was primarily due to a decrease in equity-based compensation expense and, to a lesser extent, a decrease in marketing expenses. These decreases were partially offset by increases in personnel costs and, to a lesser extent, various other items. The decrease in equity-based compensation expense was due to decreases in our share price.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization expense increased $53 million. The increase was mostly attributable to amortization of intangible assets of businesses acquired during 2014. (See Note 3 to the accompanying consolidated financial statements.)
Restructuring and Other Charges
Restructuring and other charges increased $74 million in 2014. The increase was mostly related to content impairments resulting from the post acquisition rebranding of The Hub Network to Discovery Family, and the cancellation of certain high profile series due to legal circumstances pertaining to the associated talent, and, to a lesser extent, employee terminations associated with the integration of recent acquisitions. (See Note 7 and Note 16 to the accompanying consolidated financial statements.)
Gain on disposition
Gain on disposition was $31 million for the sale of HSW and $19 million for the sale of Petfinder for the years ended December 31, 2014 and 2013, respectively. (See Note 3 to the accompanying consolidated financial statements.)
Interest Expense
Interest expense increased $22 million due to an increase in outstanding debt.

Income from Equity Investees, Net
Income from our equity method investees increased $5 million in 2014, due to improved operating results at OWN offset by losses at All3Media related to economic hedges that did not receive hedge accounting and the amortization of intangibles for the step up in the fair value of assets acquired.
Other (Expense) Income, Net
The table below presents the details of other (expense) income, net (in millions).

	Year Ended December 31,
	2014	2013
Foreign currency (losses) gains, net	$(22)	$23
Gain (loss) on derivative instruments	1	(56)
Remeasurement gain on previously held equity interest	29	92
Other expense, net	(17)	(10)
Total other (expense) income, net	$(9)	$49
Other (expense) income, net, decreased $58 million in 2014. The decrease was primarily due to a reduction in remeasurement gains recognized related to the acquisition of former equity method investees (see Note 3 of the accompanying consolidated financial statements) and foreign currency losses in 2014, offset by derivative losses related to the acquisition of SBS on April 9, 2013 for which there is no similar item in the current period. The changes in foreign currency are primarily driven by the revaluation of monetary assets and liabilities in the Nordic region and Venezuela and, to a lesser extent, Russia.
Provision for Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate.

	Year Ended December 31,
	2014	2013
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	2%	3%
Effect of foreign operations	2%	2%
Domestic production activity deductions	(3)%	(2)%
Change in uncertain tax positions	(1)%	—%
Remeasurement gain on previously held equity interest	—%	(2)%
Other, net	—%	2%
Effective income tax rate	35%	38%
Our provisions for income taxes on income from continuing operations were $610 million and $659 million and the effective tax rates were 35% and 38% for 2014 and 2013, respectively. The net 3% decrease in the effective tax rate was attributable to several factors, including a decline in other, net driven by nondeductible hedging losses associated with the acquisition of SBS Nordic on April 9, 2013 and the reduction in net deferred tax assets as a result of the change in tax rate in the United Kingdom in the prior year, for which no similar change took place in the current period. Additionally, the decrease for 2014 included a 1% decrease related to the domestic production activities deduction following certain legislative changes in 2013. These decreases were partially offset by an increase of 2% in the 2014 tax rate due to the $92 million remeasurement gain on the previously held equity interest in Discovery Japan recognized upon consolidation in 2013, which was not taxable because we intend to defer indefinitely the realization of this gain for tax purposes.

Segment Results of Operations – 2014 vs. 2013
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) restructuring and other charges, (v) certain impairment charges, (vi) gains and losses on business and asset dispositions, and (vii) certain inter-segment eliminations related to production studios. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude mark-to-market equity-based compensation, restructuring and other charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. We also exclude the depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Additionally, certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).
Additional financial information for our segments and geographical areas in which we do business is discussed in Note 22 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2014	2013	% Change
Revenue:
U.S. Networks	$2,950	$2,947	—%
International Networks	3,157	2,459	28%
Education and Other	160	140	14%
Corporate and inter-segment eliminations	(2)	(11)	(82)%
Total revenue	6,265	5,535	13%
Costs of revenues, excluding depreciation and amortization	(2,124)	(1,689)	26%
Selling, general and administrative(a)	(1,661)	(1,462)	14%
Add: Amortization of deferred launch incentives(b)	11	18	(39)%
Adjusted OIBDA	$2,491	$2,402	4%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring and other charges, and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives is included as a reduction of distribution revenue for reporting in accordance with GAAP but is excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Year Ended December 31,
	2014	2013	% Change
Adjusted OIBDA:
U.S. Networks	$1,680	$1,712	(2)%
International Networks	1,124	949	18%
Education and Other	6	30	(80)%
Corporate and inter-segment eliminations	(319)	(289)	10%
Total Adjusted OIBDA	2,491	2,402	4%
Amortization of deferred launch incentives	(11)	(18)	(39)%
Mark-to-market equity-based compensation	(31)	(136)	(77)%
Depreciation and amortization	(329)	(276)	19%
Restructuring and other charges	(90)	(16)	NM
Gain on disposition	31	19	63%
Operating income	$2,061	$1,975	4%
U.S. Networks
The table below presents, for our U.S. Networks operating segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2014	2013	% Change
Revenues:
Distribution	$1,289	$1,294	—%
Advertising	1,605	1,576	2%
Other	56	77	(27)%
Total revenues	2,950	2,947	—%
Costs of revenues, excluding depreciation and amortization	(815)	(767)	6%
Selling, general and administrative	(455)	(475)	(4)%
Add: Amortization of deferred launch incentives	—	7	(100)%
Adjusted OIBDA	1,680	1,712	(2)%
Amortization of deferred launch incentives	—	(7)	(100)%
Depreciation and amortization	(17)	(10)	70%
Restructuring and other charges	(61)	(4)	NM
Gains on dispositions	31	19	63%
Inter-segment eliminations	(7)	—	NM
Operating income	$1,626	$1,710	(5)%
Revenues
Distribution revenue decreased $5 million. Excluding declines in digital distribution resulting from lower content deliveries and an increase due to the consolidation of Discovery Family, distribution revenue increased by 6% primarily due to contractual rate increases, as the subscriber base for the U.S. pay television market has declined slightly. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer.
Advertising revenue increased $29 million. The increase was mostly attributable to increases in pricing and, to a lesser extent, the volume of commercial units sold, partially offset by lower audience delivery.
Other revenue decreased $21 million. The decrease was mostly attributable to lower representation fees, which have been eliminated now that Discovery Family has been consolidated, as well as decreases in various other items.

Costs of Revenues
Excluding the effect of the consolidation of Discovery Family and digital distribution, costs of revenues increased $48 million. The increase was primarily attributable to an increase in content expense due to additional spending on content in current and prior years. These increases were partially offset by decreases in sales commissions.
Selling, General and Administrative
Selling, general and administrative expenses decreased $20 million. The decrease was primarily attributable to decreases in marketing costs.
Adjusted OIBDA
Adjusted OIBDA decreased 2%, or $32 million. Revenue for 2014 was consistent with the prior period as increases in advertising revenue were largely offset by decreases in digital distribution revenue and other revenue. Higher costs in the current year were primarily due to increased content expense, which was partially offset by lower marketing costs.
International Networks
The following table presents, for our International Networks operating segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions). In addition, see the International Networks' table in "Results of Operations – 2014 vs. 2013 - Items Impacting Comparability" for more information on Newly Acquired Businesses.

	Year Ended December 31,
	2014	2013	% Change
Revenues:
Distribution	$1,553	$1,242	25%
Advertising	1,483	1,162	28%
Other	121	55	NM
Total revenues	3,157	2,459	28%
Costs of revenues, excluding depreciation and amortization	(1,250)	(881)	42%
Selling, general and administrative	(794)	(640)	24%
Add: Amortization of deferred launch incentives	11	11	—%
Adjusted OIBDA	1,124	949	18%
Amortization of deferred launch incentives	(11)	(11)	—%
Depreciation and amortization	(247)	(205)	20%
Restructuring and other charges	(24)	(11)	NM
Inter-segment eliminations	(2)	—	NM
Operating income	$840	$722	16%
Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, distribution revenue increased 9%, or $109 million. The increase was mostly attributable to revenue growth in Latin America, and to a lesser extent, to growth in CEEMEA. The revenue growth in Latin America was due to increases in subscribers and affiliate rates, while in CEEMEA it was due to increases in subscribers. Such growth is consistent with the continued development of the pay television markets in those regions.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, advertising revenue increased 14%, or $162 million. The increase was mostly due to pricing and ratings increases on our free-to-air networks in Western Europe and, to a lesser extent, pricing increases in the Nordics and volume increases in Latin America.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, other revenue was consistent with the prior period.

Costs of Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, costs of revenues increased 12%, or $110 million. The increase was primarily attributable to increased investment in U.S. Networks' and locally acquired content in recent years, and to a lesser extent, an increase in sales commissions.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses remained comparable with the prior year. Cost reductions in marketing were offset by increased personnel costs to support a localization strategy as certain activities are transitioned out of regional hubs.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, Adjusted OIBDA increased 16%, or $152 million. The increase was due to increases in advertising revenue and distribution revenue, partially offset by increased content expense, sales commissions and personnel costs.
Education and Other
The following table presents our Education and Other operating segments revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2014	2013	% Change
Revenues	$160	$140	14%
Costs of revenues, excluding depreciation and amortization	(59)	(49)	20%
Selling, general and administrative	(95)	(61)	56%
Adjusted OIBDA	6	30	(80)%
Depreciation and amortization	(7)	(4)	75%
Restructuring and other charges	(3)	—	NM
Inter-segment eliminations	9	—	NM
Operating income	$5	$26	(81)%
Adjusted OIBDA decreased $24 million. Increased revenue attributable to business combinations that took place late 2013 and early 2014 was more than offset by the operating costs of those businesses as well as contingent consideration recorded as a component of selling, general and administrative expense for earn outs at acquired businesses.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including revenue, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,
	2014	2013	% Change
Revenues	$(2)	$(11)	(82)%
Costs of revenues, excluding depreciation and amortization	—	8	NM
Selling, general and administrative	(317)	(286)	11%
Adjusted OIBDA	(319)	(289)	10%
Mark-to-market equity-based compensation	(31)	(136)	(77)%
Depreciation and amortization	(58)	(57)	2%
Restructuring and other charges	(2)	(1)	100%
Operating loss	$(410)	$(483)	(15)%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA decreased $30 million mostly attributable to increased personnel costs to support a broader corporate function for international operations.

The decrease in mark-to-market equity-based compensation expense was attributable to decreases in Discovery stock price during the year ended December 31, 2014 compared to the year ended December 31, 2013. Changes in stock price are a key driver of fair value estimates used in the attribution of expense for SARs and unit awards. (See Note 14 to the accompanying consolidated financial statements.)
RESULTS OF OPERATIONS – 2013 vs. 2012
Items Impacting Comparability
On April 9, 2013, we acquired SBS Nordic. During the year ended December 31, 2012, we acquired Switchover Media and a television station in Dubai. We included the operations of each of these Newly Acquired Businesses in our consolidated financial statements as of each of their respective acquisition dates. As a result, Newly Acquired Businesses have impacted the comparability of our results of operations between 2013 and 2012. Accordingly, to assist the reader in understanding the changes in our results of operations, the following tables present the calculation of comparative Adjusted OIBDA excluding the Newly Acquired Businesses, as reported within our consolidated financial statements and International Networks segment for the year ended December 31, 2013 (in millions). The comparability of the results of the U.S. Networks segment was not impacted by these acquisitions. Discovery Japan was not included in the definition of Newly Acquired Businesses, because its consolidation on January 10, 2013, did not materially impact the comparability of operations, except as otherwise noted in management's discussion and analysis of results of operations. (See Note 3 to the accompanying consolidated financial statements.) Adjusted OIBDA is defined and a reconciliation to operating income is presented below in the "Segment Results of Operations – 2013 vs. 2012" section.

Consolidated	Year Ended December 31,
	2013	2013	2013	2012
	Total Company As Reported	Newly Acquired Businesses	Total Company Ex- Acquisitions	Total Company As Reported	% Change Ex-Acquisitions
Revenues:
Distribution	$2,536	$133	$2,403	$2,206	9%
Advertising	2,739	455	2,284	2,037	12%
Other	260	15	245	244	—%
Total Revenues	$5,535	$603	$4,932	$4,487	10%

Adjusted OIBDA	$2,402	$135	$2,267	$2,099	8%

International Networks	Year Ended December 31,
	2013	2013	2013	2012
	International Networks As Reported	Newly Acquired Businesses	International Networks Ex- Acquisitions	International Networks As Reported	% Change Ex-Acquisitions
Revenues:
Distribution	$1,242	$133	$1,109	$984	13%
Advertising	1,162	455	707	580	22%
Other	55	15	40	54	(26)%
Total Revenues	$2,459	$603	$1,856	$1,618	15%

Adjusted OIBDA	$949	$135	$814	$727	12%

Recasting of Certain Prior Period Information
The Company’s reportable segments are determined based on (i) financial information reviewed by our CODM, the CEO, (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. During the year-end December 31, 2014, we changed our organizational structure and reorganized our production studios into an operating segment. Previously, components of this segment were part of the U.S. Networks and International Networks segments. Production Studios does not meet the quantitative thresholds of a separate reportable segment and has been combined with our Education segment, renamed Education and Other, for financial statement presentation in all periods.

As of the year-ended December 31, 2014, the Company has recast certain prior period amounts to conform to our current structure for internally managing and monitoring segment performance as noted in the table below (in millions).

Production Studios	Year Ended December 31,
	2013	2012
Other revenue:
U.S. Networks	$(5)	$(2)
International Networks	(15)	(19)
Education and Other	26	23
Corporate and inter-segment eliminations	(6)	(2)
Total other revenue	$—	$—

Adjusted OIBDA:
U.S. Networks	$4	$6
International Networks	(7)	2
Education and Other	3	(8)
Total Adjusted OIBDA	$—	$—

Consolidated Results of Operations – 2013 vs. 2012
Our consolidated results of operations for 2013 and 2012 were as follows (in millions).

	Year Ended December 31,
	2013	2012	% Change
Revenues:
Distribution	$2,536	$2,206	15%
Advertising	2,739	2,037	34%
Other	260	244	7%
Total revenues	5,535	4,487	23%
Costs of revenues, excluding depreciation and amortization	1,689	1,218	39%
Selling, general and administrative	1,598	1,287	24%
Depreciation and amortization	276	117	NM
Restructuring and other charges	16	6	NM
Gain on disposition	(19)	—	NM
Total costs and expenses	3,560	2,628	35%
Operating income	1,975	1,859	6%
Interest expense	(306)	(248)	23%
Losses from equity method investees, net	18	(86)	NM
Other income (expense), net	49	(7)	NM
Income from continuing operations before income taxes	1,736	1,518	14%
Provision for income taxes	(659)	(562)	17%
Income from continuing operations, net of taxes	1,077	956	13%
Loss from discontinued operations, net of taxes	—	(11)	NM
Net income	1,077	945	14%
Net income attributable to noncontrolling interests	(1)	(2)	(50)%
Net income attributable to redeemable noncontrolling interests	(1)	—	NM
Net income available to Discovery Communications, Inc.	$1,075	$943	14%

NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, consolidated distribution revenue increased 10%, or $220 million, as a result of increases of $72 million at our U.S. Networks segment and $148 million at our International Networks segment. The increase in distribution revenue at U.S. Networks, excluding the impact of digital distribution revenue was 5%. Digital distribution revenue, which is earned under agreements to license selected library titles, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to quarterly fluctuations based on the timing and volume of content deliveries. The increases in our International Networks' distribution revenue, excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, were attributable in equivalent amounts to the consolidation of Discovery Japan and revenue growth in Latin America due to increases in subscribers and affiliate rates.
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

Excluding the impacts of foreign currency fluctuations and Newly Acquired Businesses, other revenue was consistent with the prior year due to an increase of $12 million at our Education and Other operating segments, offset by a decrease at our International Networks segment primarily attributable to the consolidation of Discovery Japan.
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
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses increased 15%, or $196 million. The increase in selling, general and administrative expenses was primarily due to increased personnel costs, including equity-based compensation expense, marketing expenses, and to a lesser extent, increases in other selling, general and administrative costs. The increase in equity-based compensation expense was largely driven by the increase in our share price.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization expense increased $159 million. The increase was due to the amortization of intangible assets related to business combinations during 2013. (See Note 3 to the accompanying consolidated financial statements.)
Restructuring and Other Charges
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

Other Income (Expense), Net

The table below presents the details of other income (expense), net (in millions).

	Year Ended December 31,
	2013	2012
Foreign currency gains (losses), net	$23	$(4)
Loss on derivative instruments	(56)	(2)
Remeasurement gain on previously held equity interest	92	—
Other, net	(10)	(1)
Total other income (expense), net	$49	$(7)

Other income (expense), net, increased $56 million. During 2013, we purchased an additional 30% ownership interest in Discovery Japan, which was previously a 50% owned equity method investee. We recognized a $92 million remeasurement gain upon consolidation to account for the difference between the carrying value and the fair value of the 50% previously held equity interest. (See Note 3 to the accompanying consolidated financial statements.) Additionally, there was an increase in foreign currency gains in 2013 due to gains recognized on spot trades related to the acquisition of SBS on April 9, 2013 for which there was no similar item in the prior period. These increases were partially offset by losses on derivative instruments of $56 million in 2013. The losses on derivative contracts resulted from foreign exchange strategies implemented to hedge the purchase of SBS Nordic (see Note 3 to the accompanying consolidated financial statements), which was denominated in Euro and closed on April 9, 2013. Although effective from an economic perspective, this hedging strategy did not qualify for hedge accounting treatment because the forecasted transaction was a business combination. There was a $2 million loss on derivative instruments in 2012.
Provision for Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate.

	Year Ended December 31,
	2013	2012
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	3%	5%
Effect of foreign operations	2%	(1)%
Domestic production activity deductions	(2)%	(3)%
Change in uncertain tax positions	—%	—%
Remeasurement gain on previously held equity interest	(2)%	—%
Other, net	2%	1%
Effective income tax rate	38%	37%
Our provisions for income taxes on income from continuing operations were $659 million and $562 million and the effective tax rates were 38% and 37% for 2013 and 2012, respectively. The net 1% increase in the effective tax rate was primarily due to the effect of foreign operations, which increased 3% from 2012 due to the tax effect of inter-company transactions subject to foreign income tax rates that vary compared with U.S. rates. Changes in the tax law regarding the domestic production activity deduction in 2013 and other tax differences resulted in an additional 2% increase in the effective tax rate. These increases were partially offset by decreases in the tax rate due to changes in apportionment for state income taxes of 2% and the $92 million remeasurement gain on previously held equity interest of 2% which was not taxable in 2013 because the Company intends to defer indefinitely the realization of this gain for tax purposes. We also increased our unrecognized tax benefits reserve in 2013 due to uncertainties regarding the valuation of certain assets, and, to a lesser extent, in approximately equivalent amounts, the taxation of income among multiple jurisdictions and provisions related to uncertainties regarding tax incentives and credits. (See Note 17 to the accompanying consolidated financial statements.)

Segment Results of Operations – 2013 vs. 2012
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2013	2012	% Change
Revenues:
U.S. Networks	$2,947	$2,746	7%
International Networks	2,459	1,618	52%
Education and Other	140	128	9%
Corporate and inter-segment eliminations	(11)	(5)	NM
Total revenues	5,535	4,487	23%
Costs of revenues, excluding depreciation and amortization	(1,689)	(1,218)	39%
Selling, general and administrative(a)	(1,462)	(1,190)	23%
Add: Amortization of deferred launch incentives(b)	18	20	(10)%
Adjusted OIBDA	$2,402	$2,099	14%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring charges and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives are included as a reduction of distribution revenue for reporting in accordance with GAAP but are excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Year Ended December 31,
	2013	2012	% Change
Adjusted OIBDA:
U.S. Networks	$1,712	$1,628	5%
International Networks	949	727	31%
Education and Other	30	19	58%
Corporate and inter-segment eliminations	(289)	(275)	5%
Total Adjusted OIBDA	2,402	2,099	14%
Amortization of deferred launch incentives	(18)	(20)	(10)%
Mark-to-market equity-based compensation	(136)	(97)	NM
Depreciation and amortization	(276)	(117)	NM
Restructuring and other charges	(16)	(6)	NM
Gain on disposition	19	—	NM
Operating income	$1,975	$1,859	6%

U.S. Networks
The following table presents, for our U.S. Networks operating segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2013	2012	% Change
Revenues:
Distribution	$1,294	$1,222	6%
Advertising	1,576	1,456	8%
Other	77	68	13%
Total revenues	2,947	2,746	7%
Costs of revenues, excluding depreciation and amortization	(767)	(685)	12%
Selling, general and administrative	(475)	(442)	7%
Add: Amortization of deferred launch incentives	7	9	(22)%
Adjusted OIBDA	1,712	1,628	5%
Amortization of deferred launch incentives	(7)	(9)	(22)%
Depreciation and amortization	(10)	(12)	(17)%
Restructuring and other charges	(4)	(3)	33%
Gain on disposition	19	—	NM
Operating income	$1,710	$1,604	7%
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
Other revenue increased $9 million. The increase was mostly attributable to increases in sales of branded merchandise.
Costs of Revenues
Costs of revenues increased $82 million. The increase was primarily attributable to an increase in content expense, which is consistent with our commitment to content development, and, to a lesser extent, sales commissions associated with increasing advertising revenues.
Selling, General and Administrative
Selling, general and administrative expenses increased $33 million. The increase was mostly attributable to increased personnel expenses, and, to a lesser extent, increased marketing costs.
Adjusted OIBDA
Adjusted OIBDA increased $84 million. Revenue for 2013 increased due to improved pricing and advertiser demand, and contractual rate increases with our distributors. These increases were partially offset by higher costs of revenues and selling, general and administrative expenses.

International Networks
The following table presents, for our International Networks operating segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2013	2012	% Change
Revenues:
Distribution	$1,242	$984	26%
Advertising	1,162	580	100%
Other	55	54	2%
Total revenues	2,459	1,618	52%
Costs of revenues, excluding depreciation and amortization	(881)	(487)	81%
Selling, general and administrative	(640)	(415)	54%
Add: Amortization of deferred launch incentives	11	11	—%
Adjusted OIBDA	949	727	31%
Amortization of deferred launch incentives	(11)	(11)	—%
Depreciation and amortization	(205)	(47)	NM
Restructuring and other charges	(11)	(1)	NM
Operating income	$722	$668	8%
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
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, other revenue decreased 24%, or $13 million. The decrease was attributable to the consolidation of Discovery Japan. Service fee revenue from Discovery Japan was eliminated following the consolidation of Discovery Japan on January 10, 2013. (See Note 3 to the accompanying consolidated financial statements.)
Costs of Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, costs of revenues increased 16%, or $79 million. The increase was mostly attributable to increased content expense and, to a lesser extent, increases in sales commissions and various other costs. The increase in costs of revenues supports the growth in distribution and advertising revenues.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses increased 26%, or $110 million. The increase was mostly attributable to increased personnel costs due to a transition of certain activities from regional hubs to various international locations, and to a lesser extent, increased marketing expenses and the consolidation of Discovery Japan.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, Adjusted OIBDA increased 11%, or $82 million. The increase was due to increases in advertising revenue on our free-to-air networks in Western Europe, distribution revenue growth in Latin America, and the consolidation of Discovery Japan, in equivalent amounts, partially offset by higher costs of revenues and selling, general and administrative expenses.

Education and Other
The following table presents, for our Education and Other operating segments, revenue, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating (loss) income (in millions).

	Year Ended December 31,
	2013	2012	% Change
Revenues	$140	$128	9%
Costs of revenues, excluding depreciation and amortization	(49)	(48)	2%
Selling, general and administrative	(61)	(61)	—%
Adjusted OIBDA	30	19	58%
Depreciation and amortization	(4)	(3)	33%
Operating (loss) income	$26	$16	63%
Adjusted OIBDA increased by $11 million due to increases in revenue due to business combinations and professional development services and a reduction of personnel expenses following restructuring in 2012.
Corporate and Inter-segment Eliminations
The following table presents, for our unallocated corporate amounts, revenue, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,
	2013	2012	% Change
Revenues	$(11)	$(5)	NM
Costs of revenues, excluding depreciation and amortization	8	2	NM
Selling, general and administrative	(286)	(272)	5%
Adjusted OIBDA	(289)	(275)	5%
Mark-to-market equity-based compensation	(136)	(97)	40%
Depreciation and amortization	(57)	(55)	4%
Restructuring and other charges	(1)	(2)	(50)%
Operating loss	$(483)	$(429)	13%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation. Corporate expenses are excluded from segment results to evaluate business segment performance based upon decisions made directly by business segment executives.
Adjusted OIBDA decreased $14 million primarily due to increases in personnel costs, and to a lesser extent, various other selling, general and administrative expenses.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the year ended December 31, 2014, we funded our working capital needs primarily through cash flows from operations and, to a lesser extent, through the issuance of senior notes, the issuance of commercial paper and borrowings under our revolving credit facility. As of December 31, 2014, we had $367 million of cash and cash equivalents on hand and approximately $1.2 billion available to borrow under our revolving credit facility and commercial paper program.

•	Sources of Long-term Financing
As a public company, we may have access to other sources of capital such as the public bond and equity markets. On March 7, 2014, Discovery Communications, LLC ("DCL") issued €300 million principal amount ($417 million, at issuance, based on the exchange rate of $1.39 per euro at March 7, 2014) of 2.375% Senior Notes due March 7, 2022, which are fully and unconditionally guaranteed by Discovery.

We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.

•	Commercial Paper
On May 22, 2014, we entered into a commercial paper program. Under the program and subject to market conditions, DCL may issue unsecured commercial paper notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes will vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates will vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of December 31, 2014, we had $229 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately 0.6% and maturities of less than 90 days.

•	Revolving Credit Facility
As of December 31, 2014, we had outstanding borrowings under our revolving credit facility of $38 million. On June 20, 2014, DCL revised its $1.0 billion revolving credit facility to allow DCL and certain designated foreign subsidiaries of DCL to borrow up to $1.5 billion, including a $750 million sublimit for multi-currency borrowings, a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans. Borrowings under the revolving credit facility bear interest at rates that vary based on DCL’s then-current debt rating for its publicly traded debt. DCL also has the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4:50 to 1:00. As of December 31, 2014, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Uses of Cash
Our priority uses of discretionary cash include the creation and acquisition of new content, business acquisitions, funding equity method and other investments and repurchases of our capital stock. The Company also uses cash for payments of income taxes, personnel costs, and interest and principal payments on our outstanding senior notes.

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

•	Business Combinations and Investments
In 2014, our uses of cash included business combinations and investments. On September 23, 2014, we acquired a 50% equity method ownership interest in All3Media, a production company, for a cash payment of approximately £90 million ($147 million). On September 23, 2014, we also purchased from Hasbro an additional 10% ownership interest in Discovery Family for $64 million, which increased our ownership stake to 60%. On May 30, 2014, we acquired a controlling interest in Eurosport, a leading pan-European sports media platform, by increasing our ownership stake from 20% to 51% for cash of approximately €257 million ($349 million). We have a conditional commitment to acquire another 31% ownership interest in Eurosport France beginning in 2015 for approximately €35 million ($48 million), that is contingent upon resolution of all regulatory matters. The Company also has redeemable equity balances of $747 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company.

•	Equity Method Investments
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of December 31, 2014, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $457 million including interest. We may provide additional funding to our equity method investees, if necessary, and expect to recoup amounts funded. (See Note 4 to the accompanying consolidated financial statements.)

•	Stock Repurchase Program
As of December 31, 2014, we had remaining authorization of $738 million for future repurchases of our common stock under our stock repurchase program, which will expire on February 3, 2016. We have been funding our stock repurchases through a combination of cash on hand and cash generated by operations. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions, at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements, as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of December 31, 2014, we had repurchased 2.8 million and 91.3 million shares of Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $4.6 billion, respectively. (See Note 13 to the accompanying consolidated financial statements.)

•	Preferred Stock Conversion and Repurchase
The Company has an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During 2014, we had converted and retired 2.4 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $190 million, using cash on hand. Based on the number of shares of Series C common stock purchased during the three months ended December 31, 2014, the Company expects Advance/Newhouse to effectively convert and sell to the Company 1.7 million shares of its Series C convertible preferred stock for an aggregate purchase price of $117 million on or about February 23, 2015. (See Note 13 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the year ended December 31, 2014, we made cash payments of $686 million and $315 million for income taxes and interest on our outstanding debt, respectively.

•	Equity Based Compensation
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding.
During 2014, we paid $81 million for cash-settled equity awards. As of December 31, 2014, we had accrued liabilities of $84 million for outstanding cash-settled equity awards, of which $32 million was classified as current. (See Note 14 to the accompanying consolidated financial statements.)

•	Debt Maturities
We anticipate that future debt maturities, including $850 million of senior notes maturing June 2015, will be funded through access to capital markets, including new borrowings or our current debt facilities.

Cash Flows
Changes in cash and cash equivalents were as follows (in millions).

	Year Ended December 31,
	2014	2013	2012
Cash and cash equivalents, beginning of period	$408	$1,201	$1,048
Cash provided by operating activities	1,318	1,285	1,099
Cash used in investing activities	(568)	(1,987)	(643)
Cash used in financing activities	(734)	(85)	(305)
Effect of exchange rate changes on cash and cash equivalents	(57)	(6)	2
Net change in cash and cash equivalents	(41)	(793)	153
Cash and cash equivalents, end of period	$367	$408	$1,201
Changes in cash and cash equivalents include amounts related to discontinued operations.
Operating Activities
Cash provided by operating activities increased $33 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily attributable to improved operating results and operating cash flows from acquired businesses partially offset by an increase in content investment of $257 million and taxes paid of $202 million.
Cash provided by operating activities increased $186 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily attributable to improved operating results and operating cash flows from acquired businesses partially offset by an increase in content investment of $335 million and changes in other working capital items. Other working capital items include increases in accounts receivable that were not offset by proportional changes in accounts payable due to the timing of payments.
Investing Activities
Cash flows used in investing activities decreased $1.4 billion for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease was primarily attributable to decreases in cash paid for business combinations of $1.5 billion, net of cash acquired (see Note 3 to the accompanying consolidated financial statements) and a decrease in realized losses for derivatives used to economically hedge business combinations of $55 million (see Note 11 to the accompanying consolidated financial statements), partially offset by an increase in investments in and advances to unconsolidated equity method investees of $149 million for the investment in a 50% ownership interest in All3Media, a production studio company during 2014 (see Note 5 to the accompanying consolidated financial statements).
Cash flows used in investing activities increased $1.3 billion for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily attributable to increases in cash paid for business combinations during 2013, or $1.7 billion, net of cash acquired (see Note 3 to the accompanying consolidated financial statements), as well as an increase in realized losses for derivatives used to economically hedge business combinations of $55 million (see Note 11 to the accompanying consolidated financial statements), partially offset by a decrease in investments in and advances to unconsolidated equity method investees of $376 million, due primarily to the $264 million investment in Eurosport and the pay television portfolio of TF1 in 2012 for which there was no comparable activity in 2013 and improved operating results of OWN. During 2013, we received net payments of $34 million from OWN. Conversely during 2012, we provided OWN with funding of $136 million. (See Note 4 to the accompanying financial statements.)
Financing Activities
Cash flows used in financing activities increased $649 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in cash used was primarily due to a reduction in the proceeds from borrowings on an aggregated, net basis from senior notes, commercial paper and the revolver of $516 million during 2014 as compared to 2013, as well as an increase in repurchases of common stock of $117 million.
Cash flows used in financing activities decreased $220 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease was primarily due to an increase in cash flows from the issuance of senior notes of $206 million.

Capital Resources
As of December 31, 2014, capital resources were comprised of the following (in millions).

	December 31, 2014
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$367	$—	$—	$367
Revolving credit facility and commercial paper program(a)	1,500	1	267	1,232
Senior notes(b)	6,715	—	6,715	—
Total	$8,582	$1	$6,982	$1,599

(a) Outstanding commercial paper borrowings of $229 million as of December 31, 2014 are supported by unused committed capacity under the revolving credit facility and reduce unused capacity. There were $38 million in borrowings under the revolving credit facility as of December 31, 2014.
(b) Interest on senior notes is paid semi-annually, except for senior notes denominated in Euro, on which interest is paid annually. Our senior notes outstanding as of December 31, 2014 had interest rates that ranged from 2.375% to 6.35% and will mature between 2015 and 2043.
We expect that our cash balance, cash generated from operations and availability under our revolving credit agreement will be sufficient to fund our cash needs for the next twelve months.
As of December 31, 2014, we held $222 million of our $367 million of cash and cash equivalents in our foreign corporations. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. However, if these funds are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
As of December 31, 2014, our significant contractual obligations, including related payments due by period, were as follows (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$6,715	$850	$—	$500	$5,365
Interest payments	4,231	295	558	558	2,820
Capital lease obligations:
Principal payments	187	34	50	24	79
Interest payments	64	10	16	13	25
Operating lease obligations	403	77	132	95	99
Purchase obligations:
Content	1,765	933	552	180	100
Other	1,224	314	419	259	232
Total	$14,589	$2,513	$1,727	$1,629	$8,720
The above table does not include certain long-term obligations as the timing or the amount of the payments cannot be predicted. For example, as of December 31, 2014, we have recorded $747 million for redeemable equity (see Note 12 to the accompanying consolidated financial statements), although we are unable to predict reasonably the ultimate amount or timing of any payment. The current portion of the liability for cash-settled equity-based compensation awards was $32 million as of December 31, 2014. Additionally, reserves for unrecognized tax benefits have been excluded from the above table because we are unable to predict reasonably the ultimate amount or timing of settlement. Our unrecognized tax benefits totaled $176 million as of December 31, 2014. Lastly, such funding obligations include funding commitments to equity method investees. As of December 31, 2014, we have funding commitments to certain equity method investees of $11 million.
Long-term Debt
Principal payments on long-term debt reflect the repayment of our outstanding senior notes, at face value, assuming repayment will occur upon maturity. Interest payments on our outstanding senior notes are projected based on their contractual rate and maturity.
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
Purchase Obligations
Content purchase obligations include commitments and liabilities associated with third-party producers and sports associations for content that airs on our television networks. Production contracts generally require: purchase of a specified number of episodes; payments over the term of the license; and include both programs that have been delivered and are available for airing and programs that have not yet been produced or sporting events that have not yet taken place. If the content is ultimately never produced, our commitments expire without obligation. The commitments disclosed above exclude content liabilities recognized on the consolidated balance sheet. We expect to enter into additional production contracts and content licenses to meet our future content needs.
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing research, employment contracts, equipment purchases, and information technology and other services. The Company has contracts that do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty, and are not included in the table above past the 30-day to 60-day advance notice period. Amounts related to employment contracts include base compensation and do not include compensation contingent on future events.
Put Rights
The Company has granted put rights related to certain equity method investments and consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. No amounts have been recorded by the Company for the Harpo put right (see Note 4 to the accompanying consolidated financial statements). TF1 has the right to require the Company to purchase its remaining shares in Eurosport (see Note 3). As of December 31, 2014, the TF1 put right is recorded at $558 million (see Note 12 to the accompanying consolidated financial statements). The separate written put for Eurosport France does not qualify for redeemable equity classification, but as an accrued liability and is reported at a fair value of $4 million as of December 31, 2014. Hasbro has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. The Company recorded the Hasbro put right as redeemable noncontrolling interest. (See Note 12 to the accompanying consolidated financial statements.) Additionally, J:COM has the right to require the Company to purchase its redeemable interest in Discovery Japan. The Company recorded the J:COM put right as redeemable noncontrolling interest (see Note 12 to the accompanying consolidated financial statements).

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
RELATED PARTY TRANSACTIONS
In the ordinary course of business we enter into transactions with related parties, primarily our equity method investees and Liberty Media and Liberty Global. Information regarding transactions and amounts with related parties is discussed in Note 20 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during 2014. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Interest Rates
We are exposed to the impact of interest rate changes primarily through our potential borrowing activities. We have access to a $1.5 billion revolving credit facility and commercial paper program with outstanding borrowings of $38 million and $229 million, respectively, as of December 31, 2014. The interest rate on borrowings under the revolving credit facility is variable based on an underlying index and DCL's then-current credit rating for its publicly traded debt. As of December 31, 2014, we had outstanding debt of $6.7 billion under various public senior notes with fixed interest rates. The nature and amount of our long-term debt may vary as a result of market conditions and other factors.
A change in market interest rates will impact the fair market value of our fixed rate debt. Our current objectives in managing exposure to interest rate changes are to limit the impact of interest rates on earnings and cash flows. To achieve these objectives, we may enter into variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR, in order to reduce the amount of interest paid. As of December 31, 2014, we held interest rate swaps with notional amounts of $475 million and a net fair market liability value of $28 million.
As of December 31, 2014, the fair value of our outstanding public senior notes was $7.5 billion. The potential change in fair value of these senior notes from an adverse 100 basis-point change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $642 million as of December 31, 2014.
Foreign Currency Exchange Rates
We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Through December 31, 2014, our International Networks segment is divided into the following five regions: Western Europe, Nordics, CEEMEA, Latin America and Asia-Pacific. Cash is primarily managed from five global locations with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings or drawdowns from our revolving credit facility. The earnings of certain international operations are expected to be reinvested in those businesses indefinitely. Consequently, we do not hedge our investment in the net assets of those foreign operations.
The functional currency of most of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies ("non-functional currency risk"). Such transactions include affiliate and ad sales arrangements, content arrangements, equipment and other vendor purchases and intercompany transactions. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. We also record realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that the revenues, costs and expenses of one or more of our consolidated subsidiaries are denominated in currencies other than their respective functional currencies, we will experience fluctuations in our revenues, costs and expenses solely as a result of changes in foreign currency exchange rates.
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
During the year ended December 31, 2014, there have been changes in Venezuela's currency exchange mechanisms. Companies operating in Venezuela, including our customers, are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate of 6.3 bolivars per U.S. dollar. As a result of recent events in Venezuela, our customers have been unable to obtain such approval and our ability to repatriate cash generated in Venezuela at the official exchange rate is uncertain. Beginning January 23, 2014, we applied a devalued exchange rate of 10.7 bolivars per U.S. dollar, as established by an alternative currency exchange mechanism known as Sistema Complementario de Administracion de Divisas ("SICAD I"), in remeasuring our eligible Venezuelan bolivar denominated monetary assets. As of December 31, 2014, the Company held approximately $30 million in Venezuelan bolivar denominated assets which may be exposed to further devaluation if the SICAD I exchange mechanism is not available to us or the SICAD I exchange rate deteriorates.
In addition to the Venezuelan bolivar, the Company has foreign currency exposure related to the Euro, the British pound, currencies in the Nordics, the Brazilian real, and the Russian ruble. We may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge certain exposures associated with affiliate revenue, the cost for producing or acquiring content, certain intercompany transactions or in connection with forecasted business combinations. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. The net market value of our foreign currency derivative instruments held at December 31, 2014 was an asset of $23 million. Most of our non-functional currency risks related to our revenue, operating expenses and capital expenditures were not hedged as of December 31, 2014. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

Derivatives
We may use derivative financial instruments to modify our exposure to market risks from changes in interest rates and foreign exchange rates. We do not use derivative financial instruments unless there is an underlying exposure. While derivatives are used to mitigate cash flow risk, they also limit potential economic benefits to our business in the event of positive shifts in foreign currency exchange rates or interest rates. We do not hold or enter into financial instruments for speculative trading purposes.
Market Values of Investments
In addition to derivatives, we had investments in entities accounted for using the equity method and highly liquid instruments, such as mutual funds, that are accounted for at fair value. The carrying values of investments in equity method investees and mutual funds were $644 million and $147 million, respectively, at December 31, 2014. Investments in mutual funds include both fixed rate and floating rate interest earning securities that carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on the specified criteria.
Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 excluded Eurosport International and its subsidiaries, which were acquired from TF1 on May 30, 2014 in a purchase business combination. Eurosport International is a consolidated subsidiary of the Company whose total assets, excluding acquired intangible assets, and net sales represented approximately 2% and 5%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2014. As permitted by guidelines established by the Securities and Exchange Commission, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Discovery Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Discovery Communications, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the accompanying Management's Report on Internal Control over Financial Reporting, management has excluded the operations of Eurosport International and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Eurosport International and its subsidiaries from our audit of internal control over financial reporting. Eurosport International is a majority-owned subsidiary whose total assets, excluding acquired intangibles, and total revenues represent 2% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 19, 2015

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$367	$408
Receivables, net	1,433	1,371
Content rights, net	329	277
Deferred income taxes	87	73
Prepaid expenses and other current assets	275	281
Total current assets	2,491	2,410
Noncurrent content rights, net	1,973	1,883
Property and equipment, net	554	514
Goodwill	8,236	7,341
Intangible assets, net	1,971	1,565
Equity method investments	644	1,087
Other noncurrent assets	145	179
Total assets	$16,014	$14,979
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$225	$141
Accrued liabilities	1,094	992
Deferred revenues	178	144
Current portion of debt	1,107	17
Total current liabilities	2,604	1,294
Noncurrent portion of debt	6,046	6,482
Deferred income taxes	588	637
Other noncurrent liabilities	425	333
Total liabilities	9,663	8,746
Commitments and contingencies (See Note 21.)
Redeemable noncontrolling interests	747	36
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 42 and 44 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 151 and 150 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 375 and 151 shares issued	4	2
Additional paid-in capital	6,917	6,826
Treasury stock, at cost	(4,763)	(3,531)
Retained earnings	3,809	2,892
Accumulated other comprehensive (loss) income	(368)	4
Total Discovery Communications, Inc. stockholders’ equity	5,602	6,196
Noncontrolling interests	2	1
Total equity	5,604	6,197
Total liabilities and equity	$16,014	$14,979
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Distribution	$2,842	$2,536	$2,206
Advertising	3,089	2,739	2,037
Other	334	260	244
Total revenues	6,265	5,535	4,487
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	2,124	1,689	1,218
Selling, general and administrative	1,692	1,598	1,287
Depreciation and amortization	329	276	117
Restructuring and other charges	90	16	6
Gain on disposition	(31)	(19)	—
Total costs and expenses	4,204	3,560	2,628
Operating income	2,061	1,975	1,859
Interest expense	(328)	(306)	(248)
Income (loss) from equity investees, net	23	18	(86)
Other (expense) income, net	(9)	49	(7)
Income from continuing operations before income taxes	1,747	1,736	1,518
Provision for income taxes	(610)	(659)	(562)
Income from continuing operations, net of taxes	1,137	1,077	956
Loss from discontinued operations, net of taxes	—	—	(11)
Net income	1,137	1,077	945
Net income attributable to noncontrolling interests	(2)	(1)	(2)
Net loss (income) attributable to redeemable noncontrolling interests	4	(1)	—
Net income available to Discovery Communications, Inc.	$1,139	$1,075	$943
Basic earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Continuing operations	$1.67	$1.50	$1.27
Discontinued operations	$—	$—	$(0.01)
Net income	$1.67	$1.50	$1.25
Diluted earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Continuing operations	$1.66	$1.49	$1.26
Discontinued operations	$—	$—	$(0.01)
Net income	$1.66	$1.49	$1.24
Weighted average shares outstanding:
Basic	454	484	498
Diluted	687	722	759
Income per share amounts may not sum since each is calculated independently.
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$1,137	$1,077	$945
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(399)	(11)	28
Derivative and market value adjustments	(13)	8	(1)
Comprehensive income	725	1,074	972
Comprehensive income attributable to noncontrolling interests	(2)	(1)	(2)
Comprehensive loss attributable to redeemable noncontrolling interests	44	2	—
Comprehensive income attributable to Discovery Communications, Inc.	$767	$1,075	$970
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$1,137	$1,077	$945
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	78	190	154
Depreciation and amortization	329	276	117
Content amortization and impairment expense	1,557	1,190	865
(Gain) loss on dispositions	(31)	(19)	6
Remeasurement gain on previously held equity interests	(29)	(92)	—
Equity in (earnings) losses of investee companies, net of cash distributions	(1)	(4)	106
Deferred income tax (benefit) expense	(181)	83	(70)
Launch amortization expense	11	18	20
Loss from hedging instruments, net	—	55	—
Other, net	33	32	12
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	6	(120)	(59)
Content rights	(1,683)	(1,426)	(1,091)
Accounts payable and accrued liabilities	138	106	171
Equity-based compensation liabilities	(81)	(64)	(45)
Income tax receivable	40	(5)	(11)
Other, net	(5)	(12)	(21)
Cash provided by operating activities	1,318	1,285	1,099
Investing Activities
Purchases of property and equipment	(120)	(115)	(77)
Business acquisitions, net of cash acquired	(372)	(1,861)	(149)
Hedging instruments, net	—	(55)	—
Proceeds from dispositions	45	28	—
Distributions from equity method investees	61	47	17
Investments in equity method investees, net	(177)	(28)	(404)
Other investing activities, net	(5)	(3)	(30)
Cash used in investing activities	(568)	(1,987)	(643)
Financing Activities
Borrowings from debt, net of discount	415	1,198	992
Borrowings under revolving credit facility, net	38	—	—
Commercial paper, net	229	—	—
Debt issuance cost	(6)	(12)	(11)
Principal repayments of capital lease obligations	(19)	(32)	(22)
Repurchases of stock	(1,422)	(1,305)	(1,380)
Cash proceeds from equity-based plans, net	44	73	119
Other financing activities, net	(13)	(7)	(3)
Cash used in financing activities	(734)	(85)	(305)
Effect of exchange rate changes on cash and cash equivalents	(57)	(6)	2
Net change in cash and cash equivalents	(41)	(793)	153
Cash and cash equivalents, beginning of period	408	1,201	1,048
Cash and cash equivalents, end of period	$367	$408	$1,201
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
Supplemental Cash Flow Information
Cash paid for interest, net	$315	$299	$244
Cash paid for taxes, net	$686	$484	$485
Noncash Investing and Financing Transactions
Assets acquired under capital lease arrangements	$43	$87	$25
Accrued purchases of property and equipment	$13	$11	$11
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Discovery Communications, Inc. Stockholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Discovery Communications, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2011	128	$2	291	$3	$6,505	$(1,102)	$1,132	$(23)	$6,517	$2	$6,519
Net income available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	943	—	943	2	945
Other comprehensive income	—	—	—	—	—	—	—	27	27	—	27
Repurchases of stock	—	—	—	—	—	(1,380)	—	—	(1,380)	—	(1,380)
Equity-based compensation	—	—	—	—	65	—	—	—	65	—	65
Excess tax benefits from equity-based compensation	—	—	—	—	38	—	—	—	38	—	38
Tax settlements associated with equity-based compensation	—	—	—	—	(3)	—	—	—	(3)	—	(3)
Issuance of common stock in connection with equity-based plans	—	—	5	—	84	—	—	—	84	—	84
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2)	(2)
Share conversion	(8)	—	8	—	—	—	—	—	—	—	—
December 31, 2012	120	2	304	3	6,689	(2,482)	2,075	4	6,291	2	6,293
Net income available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,075	—	1,075	1	1,076
Repurchases of stock	(4)	—	—	—	—	(1,049)	(256)	—	(1,305)	—	(1,305)
Equity-based compensation	—	—	—	—	67	—	—	—	67	—	67
Excess tax benefits from equity-based compensation	—	—	—	—	44	—	—	—	44	—	44
Tax settlements associated with equity-based compensation	—	—	—	—	(22)	—	—	—	(22)	—	(22)
Issuance of common stock in connection with equity-based plans	—	—	3	—	51	—	—	—	51	—	51
Other adjustments for equity-based plans	—	—	—	—	(3)	—	—	—	(3)	—	(3)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2)	(2)
Share conversion	(1)	—	1	—	—	—	—	—	—	—	—
December 31, 2013	115	2	308	3	6,826	(3,531)	2,892	4	6,196	1	6,197
Net income available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,139	—	1,139	2	1,141
Other comprehensive loss	—	—	—	—	—	—	—	(372)	(372)	—	(372)
Repurchases of stock	(2)	—	—	—	—	(1,232)	(190)	—	(1,422)	—	(1,422)
Stock split effected in the form of a share dividend	—	—	224	2	(2)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	50	—	—	—	50	—	50
Excess tax benefits from equity-based compensation	—	—	—	—	30	—	—	—	30	—	30
Tax settlements associated with equity-based compensation	—	—	—	—	(27)	—	—	—	(27)	—	(27)
Issuance of common stock in connection with equity-based plans	—	—	1	—	41	—	—	—	41	—	41
Other adjustments for equity-based plans	—	—	—	—	(6)	—	—	—	(6)	—	(6)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(31)	—	(31)	—	(31)
Purchase of redeemable noncontrolling interest	—	—	—	—	5	—	—	—	5	—	5
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Other adjustments to stockholders' equity	—	—	—	—	—	—	(1)	—	(1)	—	(1)
December 31, 2014	113	$2	533	$5	$6,917	$(4,763)	$3,809	$(368)	$5,602	$2	$5,604
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including pay-TV, free-to-air and broadcast television, websites, digital distribution arrangements and content licensing agreements. The Company also develops and sells curriculum-based education products and services and operates production studios. The Company classifies its operations as follows: in two reportable segments: U.S. Networks, consisting principally of domestic television networks and websites and International Networks, consisting principally of international television networks, radio stations and websites; and two combined operating segments referred to as Education and Other, consisting principally of curriculum-based product and service offerings and production studios. Financial information for Discovery’s reportable segments is discussed in Note 22.
Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
Reclassifications
Transactions denominated in currencies other than subsidiaries' functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to monetary assets and liabilities denominated in a foreign currency will result in foreign currency transaction gains and losses based upon the differences between the transaction date rates and the period-end exchange rates. Beginning January 1, 2014, the Company reclassified foreign currency gains (losses), net as described above from selling, general and administrative expense to other (expense) income, net on the consolidated statements of operations for all periods presented. For the years ended December 31, 2013 and 2012, foreign currency gains of $23 million and losses of $4 million, respectively, were reclassified from selling, general and administrative expense to other (expense) income, net to conform to the current year presentation. (See Note 19.)

Recasting of Certain Prior Period Information
The Company’s reportable segments are determined based on (i) financial information reviewed by its chief operating decision maker (“CODM”), the Chief Executive Officer ("CEO"), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. During the year-end December 31, 2014, the Company changed its organizational structure and reorganized its production studios into an operating segment. Previously, components of this segment were part of the U.S. Networks and International Networks segments. The Company has recast all prior period amounts to conform to the current structure for internally managing and monitoring segment performance as of the year-ended December 31, 2014. The segment does not meet the quantitative thresholds of a separate reportable segment and has been combined with the Education segment, referred to as Education and Other, for financial statement presentation in all periods as a reconciling item to consolidated figures. (See Note 22.)

Stock Split Effected in the Form of a Share Dividend
On May 16, 2014, Discovery's Board of Directors approved a stock split effected in the form of a share dividend (the "2014 Share Dividend") of one share of the Company's Series C common stock on each issued and outstanding share of Series A, Series B, and Series C common stock. The stock split did not change the number of treasury shares or the number of outstanding preferred shares, but the conversion ratio on the preferred shares doubled. (See Note 13.) The 2014 Share Dividend was provided on August 6, 2014 to stockholders of record on July 28, 2014 and has been accounted for as a 2 for 1 stock split. All share and per share data for earnings per share and equity-based compensation have been retroactively adjusted to give effect to the 2014 Share Dividend. The impact on the consolidated balance sheet was an increase of $2 million to common stock and an offsetting reduction in additional paid-in capital, which has been recognized in the current period.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting and Reporting Pronouncements Adopted
Reporting Discontinued Operations
In April 2014, the Financial Accounting Standards Board ("FASB") issued guidance that changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Under the new pronouncement, disposal of a component of an entity representing a strategic shift with a major effect on its operations and financial results is a discontinued operation. The Company adopted the new guidance on July 1, 2014.
The component of an entity that has been disposed or meets the criteria to be classified as held for sale and is presented as a discontinued operation, must represent a strategic shift that has or will have a major effect on the Company's operations and financial results. The results of operations of a component classified as discontinued operations, as well as any gain or loss on the disposal transaction, are aggregated for presentation apart from continuing operating results of the Company in the consolidated statements of operations for all periods presented. If a discontinued operation is classified as held for sale, the assets and liabilities of the discontinued operation will be presented separately in the statement of financial position for all periods presented. Cash flows from discontinued operations are combined with continuing operations on the consolidated statements of cash flow.
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued guidance stating that a liability related to an unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward to the extent such deferred tax asset is available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. The Company prospectively adopted the new guidance effective January 1, 2014. As of December 31, 2014, there are no unrecognized tax benefits reducing deferred tax assets on the consolidated balance sheet.
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
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually re-evaluates its estimates, judgments and assumptions and management’s evaluations could change. These estimates are sometimes complex, sensitive to changes in assumptions and require fair value determinations using Level 3 fair value measurements. Actual results may differ materially from those estimates.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation
The Company has ownership and other interests in various entities, including corporations, partnerships, and limited liability companies. For each such entity, the Company evaluates its ownership and other interests to determine whether it should consolidate the entity or account for its ownership interest as an investment. As part of its evaluation, the Company initially determines whether the entity is a variable interest entity ("VIE") and, if so, whether it is the primary beneficiary of the VIE. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations, or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company consolidates VIEs for which it is the primary beneficiary, regardless of its ownership or voting interests. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Upon inception of a variable interest or the occurrence of a reconsideration event, the Company makes judgments in determining whether entities in which it invests are VIEs. If so, the Company makes judgments to determine whether it is the primary beneficiary and is thus required to consolidate the entity.
If it is concluded that an entity is not a VIE, then the Company considers its proportional voting interests in the entity. The Company consolidates majority-owned subsidiaries in which a controlling financial interest is maintained. A controlling financial interest is determined by majority ownership and the absence of significant third-party participating rights.
Ownership interests in entities for which the Company has significant influence that are not consolidated under the Company’s consolidation policy are accounted for as equity method investments. Related party transactions between the Company and its equity method investees have not been eliminated. (See Note 20.)
Investments
The Company holds investments in equity method investees and other marketable securities. Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. (See "Asset Impairment Analysis" below.)
Investments in entities or other securities in which the Company has no control or significant influence and is not the primary beneficiary are accounted for at fair value or cost. Investments in equity securities with readily determinable fair values are accounted for at fair value, based on quoted market prices, and classified as either trading securities or available-for-sale securities. For investments classified as trading securities, which include securities held in a separate trust in connection with the Company’s deferred compensation plan, unrealized and realized gains and losses related to the investment and corresponding liability are recorded in earnings as a component of other (expense) income, net on the consolidated statements of operations. For investments classified as available-for-sale securities, which include investments in mutual funds, unrealized gains and losses are recorded net of income taxes in other comprehensive (loss) income until the security is sold or considered impaired. If declines in the value of available-for-sale securities are determined to be other than temporary, a loss is recorded in earnings in the current period as a component of other (expense) income, net on the consolidated statements of operations. Impairments are determined based on, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. For purposes of computing realized gains and losses, the Company determines cost on a specific identification basis. Cost method investments are recorded at the lower of cost or fair value. If declines in the value of cost method investments are determined to be other than temporary, a loss is recorded in earnings in the current period as a component of other (expense) income, net on the consolidated statements of operations.
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of most of the Company’s international subsidiaries is the local currency. Assets and liabilities, including inter-company balances for which settlement is anticipated in the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

foreseeable future, denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date. Foreign currency equity balances are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency translation adjustments are recorded in accumulated other comprehensive income.
Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other (expense) income, net and totaled a loss of $22 million, a gain of $23 million, and a loss of $4 million for 2014, 2013 and 2012, respectively.
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
Receivables
Receivables include amounts billed and currently due from customers and are presented net of an estimate for uncollectible accounts. The Company evaluates outstanding receivables to assess collectability. In performing this evaluation, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks. Using this information, the Company reserves an amount that it estimates may not be collected. The Company does not require collateral with respect to trade receivables.
Content Rights
Content rights principally consist of television series, specials and sporting events. Content aired on the Company’s television networks is sourced from a wide range of third-party producers, wholly owned and equity method investee production studios and sports associations. Content is classified either as produced, coproduced or licensed. The Company owns most or all of the rights to produced content. The Company collaborates with third parties to finance and develop coproduced content, and it retains significant rights to exploit the programs. Licensed content is comprised of films or series that have been previously produced by third parties and the Company retains limited airing rights over a contractual term. Prepaid licensed content also includes advance payments for rights to air sporting events that will take place in the future.
Costs of produced and coproduced content consist of development costs, acquired production costs, direct production costs, certain production overhead costs and participation costs. Costs incurred for produced and coproduced content are capitalized if the Company has previously generated revenues from similar content in established markets and the content will be used and revenues will be generated for a period of at least one year. The Company’s coproduction arrangements generally provide for the sharing of production cost. The Company records its costs, but does not record the costs borne by the other party as the Company does not share any associated economics of exploitation. Program licenses typically have fixed terms and require payments during the term of the license. The cost of licensed content is capitalized when the programs are delivered or the Company has paid for the programs. The Company pays in advance of delivery for television series, specials, films and sports rights. Payments made in advance of the season are recognized as in-production produced or coproduced content or prepaid licensed content. Content distribution, advertising, marketing, general and administrative costs are expensed as incurred.
Content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated distribution and advertising revenues for the current period represent in relation to the estimated remaining total lifetime revenues. The Company annually, or on an as needed basis, prepares analyses to support its content amortization expense by network and by region. Critical assumptions used in determining content amortization include: 1) the application of a quantitative revenue forecast model based the adequacy of a network's historical data, 2) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the revenue forecast model, and 3) assessing the accuracy of the Company's revenue forecasts. The Company then considers the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates,

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

advertising demand, the number of cable and satellite television subscribers receiving the Company’s networks, and program usage. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary. As part of the Company's annual assessment of the revenue forecast model, the Company compares the calculated amortization rates to those that have been utilized during the year. If the calculated rates do not deviate materially from the applied amortization rates, no adjustment is recorded for the current year amortization expense. The Company allocates the cost of multi-year sports programming arrangements over the contract period to each season based on the estimated relative value of each season using the revenue-forecast model. If planned usage patterns of content or estimated relative values of a sports season were to change significantly, content amortization expense may be accelerated.
The result of the revenue forecast model is either an accelerated method or a straight-line amortization method over the estimated useful lives of up to five years for produced, coproduced and licensed content. Amortization of capitalized costs for produced and coproduced content begins when a program has been aired. Amortization of capitalized costs for licensed content commences when the license period begins and the program is available for use. Expense for sports rights takes place when the content airs.
Capitalized content costs are stated at the lower of cost less accumulated amortization or net realizable value. The Company periodically evaluates the net realizable value of content by considering expected future revenue generation. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to net realizable value. Development costs for programs that the Company has determined will not be produced, are fully expensed in the period the determination is made.
All produced and coproduced content is classified as long-term. The portion of the unamortized licensed content balance that will be amortized within one year is classified as a current asset.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and impairments. The cost of property and equipment acquired under capital lease arrangements represents the lesser of the present value of the minimum lease payments or the fair value of the leased asset as of the inception of the lease. The Company leases fixed assets and software. Substantially all capitalized software costs are for internal use. Capitalization of software costs occurs during the application development stage. Software costs incurred during the preliminary project and post implementation stages are expensed as incurred. Repairs and maintenance expenditures that do not enhance the use or extend the life of property and equipment are expensed as incurred.
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
Asset Impairment Analysis
Goodwill and Indefinite-lived Intangible Assets
Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of November 30 and earlier upon the occurrence of substantive changes in circumstances, such as a significant deterioration in economic conditions, industry changes, increases in costs, declining cash flows, or a significant, ongoing decline in market capitalization. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required.
Following a qualitative assessment indicating that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, goodwill impairment is determined using a two-step quantitative process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by using a combination of a discounted cash flow (“DCF”) analysis and, if possible, market-based valuation methodologies. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on the Company’s budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in future cash

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flows of the respective reporting unit and market conditions. In assessing the reasonableness of its determined fair values, the Company may also evaluate its results against other value indicators, such as comparable company public trading values, research analyst estimates and values observed in market transactions.
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
Following a qualitative assessment indicating that it is not more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying amount, impairment of other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis, a market-based valuation analysis, or both. Determining fair value requires the exercise of judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows.
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
Equity Method Investments
Equity method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. An equity method investment is written down to fair value if there is evidence of a loss in value which is other than temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as: the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. (See Note 4.)
Derivative Instruments
The Company uses derivative financial instruments from time to time to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company may designate derivative instruments as cash flow hedges or fair value hedges, as appropriate. The Company records all derivative instruments at fair value on a gross basis. For those derivative instruments designated as cash flow hedges that qualify for hedge accounting, gains or losses on the effective portion of derivative instruments are initially recorded in accumulated other comprehensive income on the consolidated balance sheets and reclassified to the same account on the consolidated statements of operations in which the hedged item is recognized on the consolidated

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements of operations. The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to mitigate economic exposures of the Company. The changes in fair value of derivatives not designated as hedges and the ineffective portion of derivatives designated as hedging instruments are immediately recorded in other (expense) income, net.
Treasury Stock
When stock is acquired for purposes other than formal or constructive retirement, the purchase price of the acquired stock is recorded in a separate treasury stock account, which is separately reported as a reduction of equity.
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
Revenue Recognition
The Company generates revenues principally from (i) fees charged to distributors of its network content, which include cable, direct-to-home ("DTH") satellite, telecommunications and digital service providers, (ii) advertising sold on its television networks and websites, (iii) transactions for curriculum-based products and services, (iv) production studios content development and services, (v) affiliate and advertising sales representation services and (vi) the licensing of the Company's brands for consumer products.
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
Distribution revenues are recognized net of incentives the Company provides to operators in exchange for carrying its networks. Incentives include cash payments to operators (“launch incentives”). Launch incentives are capitalized as assets upon launch of the Company’s network by the operator and are amortized on a straight-line basis as a reduction of revenue over the term of the contract, including free periods. In instances where the distribution agreement is extended prior to the expiration of the original term, the Company evaluates the economics of the extended term and, if it is determined that the launch asset continues to benefit the Company over the extended term, then the Company will adjust the amortization period of the remaining launch incentives accordingly. Other incentives are recognized as a reduction of revenue as incurred. Amortization of launch incentives was $11 million, $18 million and $20 million for 2014, 2013 and 2012, respectively.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other
Revenue for curriculum-based services is recognized ratably over the contract term. Royalties from brand licensing arrangements are earned as products are sold by the licensee. Revenue from the production studios segment is recognized when the content is delivered and available for airing by the customer.
Deferred Revenue
Deferred revenue primarily consists of cash received for television advertising for which the advertising spots have not yet fully delivered the ratings guaranteed, product licensing arrangements and advanced billings to subscribers for access to the Company’s curriculum-based streaming services. The amounts classified as current are expected to be earned within the next year.
Equity-Based Compensation Expense
The Company has incentive plans under which unit awards, stock appreciation rights (“SARs”), performance based restricted stock units (“PRSUs”), service based restricted stock units (“RSUs”) and stock options are issued.
The Company measures the cost of employee services received in exchange for SARs and unit awards based on the fair value of the award less estimated forfeitures. Because certain SARs and all unit awards are cash-settled, the Company remeasures the fair value of these awards each reporting period until settlement. Compensation expense, including changes in fair value, for SARs and unit awards is recognized during the vesting period in proportion to the requisite service that has been rendered as of the reporting date. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche.
Compensation expense for stock options is measured based on the fair value on the date of grant less estimated forfeitures. Compensation expense for stock options is recognized ratably during the vesting period.
The fair values of SARs, unit awards and stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. For SARs and unit awards the expected term is the period from the grant date to the end of the contractual term of the award unless the terms of the award allow for cash-settlement automatically on the date the awards vest, in which case the vesting date is used. For stock options, the expected term is determined using the simplified method that considers the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on the Company’s common stock and historical realized volatility of the Company’s common stock. The dividend yield is assumed to be zero because the Company has no history of paying cash dividends and no present intention to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.
Vesting for certain PRSUs is subject to satisfying objective operating performance conditions, while vesting for other PRSUs is based on the achievement of a combination of objective and subjective operating performance conditions. Compensation expense for PRSUs that vest based on achieving objective operating performance conditions is measured based on the fair value of the Company’s Series A common stock on the date of grant less estimated forfeitures. Compensation expense for PRSUs that vest based on achieving subjective operating performance conditions is remeasured at fair value of the Company’s Series A and Series C common stock as applicable less estimated forfeitures each reporting period until the date of vesting. Compensation expense for all PRSUs is recognized ratably, following a graded vesting pattern during the vesting period only when it is probable that the operating performance conditions will be achieved. The Company records a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of whether or not it is probable the operating performance conditions will be achieved.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and anticipated events. On an ongoing basis, the Company adjusts compensation expense based on actual forfeitures and revises the forfeiture rate as necessary.
The Employee Stock Purchase Plan (the “DESPP”) enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. The Company recognizes the fair value of the discount associated with shares purchased under the plan as equity-based compensation expense.
Equity-based compensation expense is recorded as a component of selling, general and administrative expense. The Company classifies the intrinsic value of SARs and unit awards that are vested or will become vested within one year as a current liability.
Excess tax benefits realized from the exercise of stock options and vested RSUs, PRSUs and the DESPP are reported as cash inflows from financing activities rather than as a reduction of taxes paid in cash flows from operating activities on the consolidated statements of cash flows.
Advertising Costs
Advertising costs are expensed as promotional services are delivered. Advertising costs paid to third parties totaled $145 million, $156 million and $124 million for 2014, 2013 and 2012, respectively.
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
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world, including the largest distributors in the U.S. and major international distributors. In the U.S., approximately 90% of distribution revenues come from the top 10 distributors. Outside of the U.S., approximately 45% of distribution revenue comes from the top 10 distributors. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2015 through 2021. Failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue which is impacted by affiliate subscriber levels and viewership.
No individual customer accounted for more than 10% of total consolidated revenues for 2014, 2013 and 2012. As of December 31, 2014 and 2013, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement and may have limited or no access to the commercial paper market. Typically, the Company seeks to manage these exposures by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of December 31, 2014, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Discovery Family (formerly known as the Hub Network)
On September 23, 2014, the Company acquired an additional 10% ownership interest in Discovery Family from Hasbro, Inc. ("Hasbro") for $64 million and obtained financial operating control of the joint venture. Discovery Family is a pay television network in the U.S. that provides entertainment for children and families. The purchase increased the Company's ownership interest from 50% to 60%. As a result, the Company changed its accounting for Discovery Family from an equity method investment to a consolidated subsidiary. There was no gain or loss recorded at the time of acquisition as the fair value was equal to the carrying amount of the Company's previously held equity interest in Discovery Family as of the acquisition date. The acquisition of Discovery Family supports the Company's strategic priority of broadening the scope of the network to increase viewership. The network rebrand to Discovery Family occurred on October 13, 2014.
The Company used DCF analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of the assets acquired, liabilities assumed and noncontrolling interest recognized is presented in the table below (in millions).

September 23, 2014
Goodwill	$310
Intangible assets	301
Other assets acquired	96
Cash	33
Liabilities assumed	(125)
Redeemable noncontrolling interest	(238)
Carrying value of previously held equity interest	(313)
Net assets acquired	$64

Hasbro has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or if Discovery does not meet a performance obligation related to the network. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet (see Note 12). Embedded in the redeemable noncontrolling interest is the value of a Discovery call right exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the interest being purchased is generally a function of the then fair market value of the interest, to which certain discounts and floor values may apply in specified situations, depending upon the party exercising the put or call, the basis for the exercise of the put or call, and the determined fair market value of the network at the time of exercise.
The goodwill reflects the workforce and synergies expected from combining the operations of Discovery Family with the Company's existing U.S. Networks. The goodwill recorded as part of this acquisition will be assigned to the U.S. Networks reporting unit. It is not amortizable for tax purposes. Intangible assets primarily consist of distribution customer relationships with an estimated useful life of 25 years, based on three renewals and a contractual renewal term of 8 years.
Eurosport
On May 30, 2014, the Company acquired from TF1 a controlling interest in Eurosport International ("Eurosport"), a leading pan-European sports media platform, by increasing Discovery’s ownership stake from 20% to 51% for cash of approximately €259 million ($351 million) and recognized a gain of $29 million to account for the difference between the carrying value and the fair value

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the previously held 20% equity interest. The gain is included in other (expense) income, net in the Company's consolidated statements of operations (see Note 19). Due to regulatory constraints, the acquisition initially excludes Eurosport France, formerly a subsidiary of Eurosport. The Company has retained a 20% equity interest in Eurosport France with a conditional commitment to acquire another 31% ownership interest beginning in 2015 for approximately €35 million ($48 million), contingent upon resolution of all regulatory matters. The flagship Eurosport network focuses on regionally popular sports, such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast), Eurosport Asia-Pacific, and Eurosportnews. The acquisition is intended to increase the growth of Eurosport and enhance the Company's pay television offerings in Europe. Eurosport is a component of the Company's International Networks segment.
The Company used DCF analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of the assets acquired, liabilities assumed, noncontrolling interest recognized and the remeasurement gain recorded on the previously held equity interest is presented in the table below (in millions).

May 30, 2014
Goodwill	$785
Intangible assets	467
Other assets acquired	169
Cash	47
Removal of TF1 put right	27
Currency translation adjustment	7
Remeasurement gain on previously held equity interest	(29)
Liabilities assumed	(169)
Deferred tax liabilities	(164)
Redeemable noncontrolling interest	(558)
Carrying value of previously held equity interest	(231)
Net assets acquired	$351
TF1 has the right to put the entirety of its remaining 49% non-controlling interest to the Company during two 90-day windows in the two and a half years after May 30, 2014. If the put right is exercised during the first 90-day window beginning July 1, 2015, it has a floor value equal to the fair value per share of Eurosport on May 30, 2014. If the put right is exercised during the second 90-day window beginning July 1, 2016, it will be priced at the then-current fair value per share of Eurosport, or as may be agreed between the Company and TF1. As TF1's put right is outside the control of the Company, TF1's 49% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet (see Note 12).
The goodwill reflects the workforce and synergies expected from increased pan-European market penetration as the operations of Eurosport and the Company are combined. The goodwill recorded as part of this acquisition will be assigned to the Eurosport reporting unit. The goodwill recorded as part of this acquisition is not amortizable for tax purposes. Intangible assets primarily consist of distribution and advertising customer relationships, advertiser backlog and trademarks with a weighted average estimated useful life of 10 years.
SBS Nordic
On April 9, 2013, the Company acquired the Nordic general entertainment television and radio business operations ("SBS Nordic") of Prosiebensat.1 Media AG for cash of approximately €1.4 billion ($1.8 billion) including closing purchase price adjustments. SBS Nordic has operations in Sweden, Norway, Denmark, Finland and England. The acquisition of SBS Nordic supports the Company’s strategic priority of increasing its presence in key international markets and is a component of the Company's International Networks segment.

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
The goodwill reflects the workforce, synergies expected from combining the operations of SBS Nordic and the Company and the pricing benefits of increased Nordic region market penetration. The goodwill recorded as part of this acquisition is included in the International Networks reportable segment and is not amortizable for tax purposes. Intangible assets primarily consist of broadcast licenses, distribution and advertising customer relationships, advertiser backlog and trademarks with a weighted average estimated useful life of 8 years.
Discovery Japan
On January 10, 2013, the Company purchased an additional 30% of Discovery Japan for $53 million. Discovery Japan operates Discovery Channel and Animal Planet in Japan. As of December 31, 2013, Discovery and Jupiter Telecommunications Co., Ltd ("J:COM") each owned a 50% interest in Discovery Japan, and Discovery accounted for its 50% interest using the equity method of accounting. Discovery consolidated Discovery Japan on January 10, 2013 and recognized a gain of $92 million to account for the difference between the carrying value and the fair value of the previously held 50% equity interest. The gain is included in other (expense) income, net in the Company's consolidated statements of operations (see Note 19).
The Company used a combination of a DCF analysis and market-based valuation methodology, which represent Level 3 fair value measurements, to measure the fair value of Discovery Japan and to perform its purchase price allocation. The table below presents the allocation of the purchase price to the assets acquired, liabilities assumed, redeemable noncontrolling interest recognized and remeasurement gain recorded on consolidation of previously held equity interest (in millions).

January 10, 2013
Goodwill	$103
Intangible assets	100
Other assets acquired	25
Currency translation adjustment	6
Cash	4
Remeasurement gain on previously held equity interest	(92)
Liabilities assumed	(55)
Redeemable noncontrolling interest	(35)
Carrying value of previously held equity interest	(3)
Net assets acquired	$53
The terms of the agreement provide J:COM with a right to put its 20% noncontrolling interest to Discovery for cash at any time and Discovery with the right to call J:COM's 20% noncontrolling interest beginning January 2018. As J:COM's put right is outside the control of the Company, J:COM's 20% noncontrolling interest is presented as redeemable noncontrolling interest outside of stockholders' equity on the Company's consolidated balance sheet (see Note 12).
The goodwill reflects the synergies and increased flexibility expected from controlling the operations of Discovery Japan and is included in the International Networks segment. The goodwill recorded as part of this acquisition is included in the International

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Networks reportable segment and is not amortizable for tax purposes. Intangible assets are primarily distribution customer relationships with a useful life of 20 years.
Other
In 2014 the Company acquired several other unrelated businesses for total consideration of $40 million, net of cash acquired. Total consideration, net of cash acquired includes $2 million of consideration not yet paid. The Company recorded $37 million and $10 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included a factual entertainment production studio in the U.K. and cable networks in New Zealand. The goodwill reflects the synergies and market expansion expected from combining the operations of these acquisitions with the Company.
In 2013, the Company acquired several other unrelated businesses for total consideration of $88 million, net of cash acquired. Total consideration, net of cash acquired includes $2 million consideration that was paid in 2014. The Company recorded $67 million and $24 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included a television station in Sweden and an education business in the U.K. The goodwill reflects the synergies and market expansion expected from combining the operations of these acquisitions with the Company.
In 2012, the Company acquired businesses for total consideration of $173 million, net of cash acquired, including $15 million paid during the year ended December 31, 2013. The Company recorded $108 million and $70 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included Switchover Media, a group of five Italian television channels with children's and entertainment programming, a digital media company in the U.S., a television station in Dubai, and certain affiliate agreements in Latin America.
Pro Forma Financial Information
The following table presents the unaudited pro forma results of the Company as though all of the business combinations discussed above for 2014 had been made on January 1, 2013, and for 2013 had been made on January 1, 2012. These pro forma results do not necessarily represent what would have occurred if all the business combinations had taken place on January 1, 2013 and 2012 as applicable, nor do they represent the results that may occur in the future. This pro forma financial information includes the historical financial statement amounts of Discovery and its business combinations with the following adjustments: 1) the Company converted historical financial statements to GAAP, 2) the Company applied its accounting policies, 3) the Company adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2013 and 2012, as applicable, 4) the Company removed content impairments resulting from the consolidation and subsequent rebranding of Discovery Family from 2014 and reclassified them to 2013, 5) the Company removed the gains recognized upon the consolidation of previously held equity interests in 2014 and 2013 and reclassified them to 2013 and 2012 as applicable, 6) the Company removed losses on derivative instruments and other market value adjustments recognized in connection with business combinations and previously held equity interests and reclassified them to 2013 and 2012 as applicable, 7) the Company adjusted for transaction costs of $4 million and $3 million incurred in 2014 and 2013 and reclassified them to 2013 and 2012, respectively, as applicable, and 8) the Company included adjustments for income taxes associated with these pro forma adjustments.
The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis (in millions).

	Pro Forma
	Year Ended December 31,
	2014	2013	2012
Revenues	$6,559	$6,413	$5,315
Net income	$1,168	$1,084	$992

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the business combinations as reported within the consolidated financial statements for the year ended December 31, 2014 and 2013 (in millions). Amounts for the year ended December 31, 2012 were immaterial.

	Year Ended December 31,
	2014	2013
Revenues:
Distribution	$449	$187
Advertising	687	460
Other	117	19
Total revenues	$1,253	$666
Net income	$85	$—
Dispositions
HowStuffWorks, LLC
On May 30, 2014, Discovery sold HowStuffWorks, LLC ("HSW"), a commercial website which uses various media to explain complex concepts, terminology and mechanisms, to Blucora, Inc. (“Blucora”). Blucora paid Discovery $45 million, and Discovery recorded a pretax gain of $31 million upon completion of the sale. HSW was part of the U.S. Networks segment.
Petfinder
On July 15, 2013, the Company sold the domain name and business operations of the Petfinder.com website ("Petfinder"). The sale of Petfinder resulted in a $19 million pretax gain, which has been reflected in gain on disposition in the consolidated statements of operations. Petfinder was part of the U.S. Networks segment.
Postproduction Audio Business
On September 17, 2012, the Company sold its postproduction audio business, CSS Studios, LLC. The results of which have been reflected in loss from discontinued operations, net of taxes, in the consolidated statements of operations. The postproduction audio business was an operating segment that did not meet the quantitative thresholds of a separate reportable segment and was combined with the Education segment, and presented as Education and Other.
NOTE 4. VARIABLE INTEREST ENTITIES
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. In certain instances, an investment may be a VIE. (See Note 2.) The Company's investments in VIEs primarily consisted of equity method investments in OWN for all periods presented and Discovery Family prior to its acquisition on September 23, 2014.
The aggregate carrying values of these VIE equity method investments were $461 million and $789 million as of December 31, 2014 and 2013, respectively. The Company recognized its portion of net income and losses generated by VIEs of $45 million and $10 million in income and $92 million in losses for 2014, 2013 and 2012, respectively, in income (loss) from equity investees, net on the consolidated statements of operations. As of December 31, 2014, the Company’s estimated risk of loss for investment carrying values, unfunded contractual commitments and guarantees made on behalf of investments in VIEs was approximately $488 million. The Company's estimated risk of loss excludes any non-contractual future funding of OWN or other investments in VIEs.
OWN
OWN is a pay television network and website that provides adult lifestyle content, which is focused on self-discovery, self-improvement and entertainment. Since the initial equity was not sufficient to fund OWN's activities without additional subordinated financial support in the form of a note receivable held by the Company, OWN is a VIE. While the Company and Harpo, Inc. ("Harpo") are partners who share equally in voting control, power is not shared because Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel that significantly impact

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OWN’s economic performance. Accordingly, the Company has determined that it is not the primary beneficiary of OWN and accounts for its investment in OWN using the equity method. However, the Company provides OWN funding, content licenses, and services, such as distribution, sales and administrative support for a fee (see Note 20).
The Company’s combined advances to and note receivable from OWN, including accrued interest, were $457 million and $483 million as of December 31, 2014 and 2013, respectively. During 2014, the Company received net repayments of $59 million from OWN and recognized net interest earned and accrued on the note receivable of $33 million. During 2013, the Company received net repayments of $34 million from OWN and accrued interest on the note receivable of $35 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company will provide additional funding to OWN, if necessary, and expects to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo. OWN began repaying amounts owed to the Company during 2013.
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company had recognized $104 million or 100% of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began again to record 100% of OWN’s net losses. Although OWN has become profitable, the Company will continue to record 100% of OWN's results of operations as long as Discovery has provided all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's future net income will initially be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest.
The carrying value of the Company’s investment in OWN as of December 31, 2014 and 2013, is $424 million and $449 million, respectively, and includes the Company's note receivable and accumulated investment losses. There is a possibility that the results of OWN’s future operations will fall below the long-term projections. The Company monitors the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. There has been no impairment of the OWN note receivable.
Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount every two and a half years commencing January 1, 2016. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fourth put exercise date. The Company has not recorded amounts for the put right because the fair value of this put right was zero as of December 31, 2014 and 2013.
Discovery Family (formerly known as the Hub Network)
Prior to September 23, 2014, the Discovery Family joint venture was a VIE because the initial equity was not sufficient to fund its activities without additional subordinated financial support in the form of a funding commitment. Discovery and Hasbro shared equally in voting control and jointly consented to decisions about programming and marketing strategy and thereby jointly directed the activities of the joint venture that most significantly impacted its economic performance. Accordingly, the Company determined that it was not the primary beneficiary of the joint venture and accounted for its investment using the equity method. The carrying value of the Company's equity method investment in the joint venture was $312 million as of December 31, 2013.
On September 23, 2014, the Company acquired 10% of Hasbro’s ownership in Discovery Family for $64 million. This was a reconsideration event, requiring a reassessment of the joint venture's classification as a VIE. As of the reconsideration date, Discovery Family is not expected to require additional subordinated financial support to fund its ongoing activities. Accordingly, Discovery Family is no longer considered to be a VIE. Since the transaction provided Discovery with control over the voting rights and operating activities of Discovery Family, the Company consolidated it as of the acquisition date (see Note 3).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INVESTMENTS
The Company’s investments consisted of the following (in millions).

		December 31,
Category	Balance Sheet Location	2014	2013
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$147	$129
Available-for-sale securities:
Common stock	Other noncurrent assets	—	4
Equity method investments	Equity method investments	644	1,087
Cost method investments	Other noncurrent assets	29	34
Total investments		$820	$1,254
Trading Securities
Trading securities include investments in mutual funds held in a separate trust, which are owned as part of the Company’s supplemental retirement plan. (See Note 15.)
Equity Method Investments
On September 23, 2014, the Company acquired a 50% equity method ownership interest in All3Media, a production studio company with an enterprise value of £556 million (approximately $912 million), for a cash payment of approximately £90 million ($147 million). All3Media recapitalized its debt structure to effect the transaction.
On September 23, 2014, the Company acquired an additional 10% ownership interest in Discovery Family for $64 million and obtained a controlling financial interest. The purchase increased the Company's interest from 50% to 60%. As a result, the Company changed its accounting for Discovery Family from an equity method investment to a consolidated subsidiary (see Note 3 and Note 4). The carrying value of the previously held equity interest in the Discovery Family was $312 million at December 31, 2013.
On May 30, 2014, the Company increased its ownership interest in Eurosport from 20% to 51% for cash of approximately €259 million ($351 million) and obtained a controlling financial interest. As a result, the Company changed its accounting for Eurosport from an equity method investment to a consolidated subsidiary. The carrying value of the previously held equity interest in Eurosport was $271 million at December 31, 2013. The acquisition excludes Eurosport France, a former consolidated subsidiary of Eurosport. The Company recorded an equity investment balance of $26 million for Eurosport France upon the acquisition date (see Note 3 and Note 6).
Other equity method investments include ownership interests in unconsolidated ventures, mostly VIEs. All equity method investees are privately owned. The carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees, except for OWN because the Company has recorded losses in excess of its ownership interest. (See Note 4.)

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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		December 31, 2014
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$147	$—	$—	$147
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	17	—	17
Foreign exchange	Other noncurrent assets	—	7	—	7
Total		$147	$24	$—	$171
Liabilities:
Deferred compensation plan	Accrued liabilities	$147	$—	$—	$147
Derivatives:
Foreign exchange	Accrued liabilities	—	1	—	1
Interest Rate	Accrued liabilities	—	28	—	28
TF1 Eurosport France put right	Accrued liabilities	—	—	4	4
Total		$147	$29	$4	$180

		December 31, 2013
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$129	$—	$—	$129
Available-for-sale securities:
Common Stock	Other noncurrent assets	4	—	—	4
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	4	—	4
Foreign exchange	Other noncurrent assets	—	9	—	9
Total		$133	$13	$—	$146
Liabilities:
Deferred compensation plan	Accrued liabilities	$129	$—	$—	$129
Derivatives:
Foreign exchange	Accrued liabilities	—	1	—	1
TFI Eurosport put right	Accrued liabilities	—	—	20	20
Total		$129	$1	$20	$150

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Derivative financial instruments are comprised of foreign exchange contracts used by the Company to modify its exposure to market risks from foreign exchange rates and interest rate contracts used to modify exposure to market risks from interest rates for forecasted issuances of debt. The fair value of Level 2 derivative financial instruments was determined using a market-based approach.
As of December 31, 2014, TF1 had the conditional right to require the Company to purchase its remaining shares in Eurosport France at various dates should Discovery complete its planned acquisition of a controlling interest in Eurosport France. Previously, TF1 had the conditional right to require the Company to purchase its remaining shares in Eurosport, inclusive of Eurosport France. Following the consolidation of Eurosport, excluding Eurosport France, TF1 was provided a conditional right to require Discovery to purchase its remaining shares in Eurosport and a right to put a portion of its interest in Eurosport France to Discovery. The option on Eurosport, the value of which is embedded in the noncontrolling interest, is classified as a component of redeemable equity (see Note 12). The separate written put for Eurosport France does not qualify for redeemable equity classification, but as an accrued liability and is reported at fair value and subsequently marked to fair value through earnings. The fair value measurement as of December 31, 2014 of the TF1 put on Eurosport France of $4 million was determined through the use of a Monte Carlo simulation model. The Monte Carlo model simulates the various sources of uncertainty impacting the value of a financial instrument and uses those simulations to develop an estimated fair value for the instrument. The valuation methodology for the TF1 put for Eurosport France is based on unobservable estimates and judgments, and therefore represents a Level 3 fair value measurement. (See Note 3.)
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than borrowings under the revolving credit facility and the senior notes, each approximated their fair values. The estimated fair value of the Company’s outstanding borrowings under the revolving credit facility and senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.5 billion and $6.6 billion as of December 31, 2014 and 2013, respectively.
NOTE 7. CONTENT RIGHTS
The following table presents a summary of the components of content rights (in millions).

	December 31,
	2014	2013
Produced content rights:
Completed	$3,242	$3,566
In-production	377	334
Coproduced content rights:
Completed	696	637
In-production	83	84
Licensed content rights:
Acquired	949	880
Prepaid	82	48
Content rights, at cost	5,429	5,549
Accumulated amortization	(3,127)	(3,389)
Total content rights, net	2,302	2,160
Current portion	(329)	(277)
Noncurrent portion	$1,973	$1,883

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Content expense consisted of the following (in millions).

	For the year ended December 31,
	2014	2013	2012
Content amortization	$1,462	$1,157	$832
Other production charges	155	100	75
Content impairments (a)	95	33	33
Total content expense	$1,712	$1,290	$940

(a) Content impairments are generally recorded as a component of costs of revenue. During the year ended December 31, 2014, of the $95 million in content impairments recorded, $55 million were classified as a component of restructuring and other charges. These charges resulted from the consolidation and subsequent rebranding of The Hub Network to Discovery Family and the cancellation of certain high profile series due to legal circumstances pertaining to the associated talent. (See Note 16.)
As of December 31, 2014, the Company estimates that approximately 95% of unamortized costs of content rights, excluding content in-production and prepaid licenses, will be amortized within the next three years. As of December 31, 2014, the Company will amortize $928 million of the above unamortized content rights, excluding content in-production and prepaid licenses, during the next twelve months.
NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in millions).

	December 31,
	2014	2013
Land, buildings and leasehold improvements	$340	$318
Broadcast equipment	612	556
Capitalized software costs	258	222
Office equipment, furniture, fixtures and other	332	301
Property and equipment, at cost	1,542	1,397
Accumulated depreciation	(988)	(883)
Property and equipment, net	$554	$514
Property and equipment includes assets acquired under capital lease arrangements, primarily satellite transponders classified as broadcast equipment, with gross carrying values of $274 million and $238 million as of December 31, 2014 and 2013, respectively. The related accumulated amortization for capital lease assets was $120 million and $98 million as of December 31, 2014 and 2013, respectively.
The net book value of capitalized software costs was $63 million and $48 million as of December 31, 2014 and 2013, respectively.
Depreciation expense for property and equipment, including amortization of capitalized software costs and capital lease assets, totaled $131 million, $111 million and $88 million for 2014, 2013 and 2012, respectively.
In addition to the capitalized property and equipment included in the above table, the Company rents certain facilities and equipment under operating lease arrangements. Rental expense for operating leases totaled $143 million, $94 million and $60 million for 2014, 2013 and 2012, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill, by operating segment, were as follows (in millions).

	U.S. Networks	International Networks	Education and Other	Total
December 31, 2012	$4,998	$1,371	$30	$6,399
Acquisitions (See Note 3.)	—	924	25	949
Dispositions	(9)	—	—	(9)
Foreign currency translation	—	1	1	2
December 31, 2013	4,989	2,296	56	7,341
Acquisitions (See Note 3.)	310	794	28	1,132
Dispositions	(12)	—	—	(12)
Foreign currency translation	—	(221)	(4)	(225)
December 31, 2014	$5,287	$2,869	$80	$8,236
The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million at December 31, 2014 and 2013.
Intangible Assets
Finite-lived intangible assets consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	December 31, 2014			December 31, 2013
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Trademarks	10	$489	$(99)	$390	$432	$(58)	$374
Customer relationships	18	1,701	(370)	1,331	1,189	(262)	927
Other	13	107	(21)	86	112	(12)	100
Total		$2,297	$(490)	$1,807	$1,733	$(332)	$1,401

Indefinite-lived intangible assets not subject to amortization (in millions):

	December 31,
	2014	2013
Intangible assets not subject to amortization:
Trademarks	$164	$164
During 2014, intangible assets, net increased $406 million primarily due to the recognition of $778 million of finite-lived intangible assets in connection with business acquisitions (see Note 3), partially offset by amortization expense and translation adjustments. Amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives, often using the straight-line method. Amortization expense related to finite-lived intangible assets was $198 million, $165 million and $29 million for 2014, 2013 and 2012, respectively.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2015	2016	2017	2018	2019	Thereafter
Amortization expense	$199	$191	$180	$169	$162	$906

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions, impairments, changes in estimated useful lives or changes in foreign currency exchange rates.
Impairment Analysis
During the fourth quarter of 2014, the Company performed a qualitative goodwill impairment assessment for all goodwill reporting units. This assessment included, but was not limited to, consideration of the results of the Company's most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key personnel and the Company's share price. Based on this assessment, the Company determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values. Therefore, no goodwill impairment was recorded during 2014.
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
NOTE 10. DEBT
The table below presents the components of outstanding debt (in millions).

	December 31,
	2014	2013
3.70% Senior Notes, semi-annual interest, due June 2015	$850	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
2.375% Senior Notes, euro denominated, annual interest, due March 2022	365	—
3.30% Senior Notes, semi-annual interest, due May 2022	500	500
3.25% Senior Notes, semi-annual interest, due April 2023	350	350
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	500
4.875% Senior Notes, semi-annual interest, due April 2043	850	850
Revolving credit facility	38	—
Commercial paper	229	—
Capital lease obligations	187	165
Total debt	7,169	6,515
Unamortized discount	(16)	(16)
Debt, net	7,153	6,499
Current portion of debt	(1,107)	(17)
Noncurrent portion of debt	$6,046	$6,482
Senior Notes
On March 7, 2014, Discovery Communications, LLC ("DCL"), a wholly owned subsidiary of the Company, issued €300 million principal amount ($417 million at issuance based on the exchange rate of $1.39 per euro at March 7, 2014) of 2.375% Senior Notes due March 7, 2022 (the "2014 Notes"). The proceeds received by DCL from the offering were net of a $3 million

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuance discount and $3 million of deferred financing costs. The current balance reflects changes in exchange rates and amortization for debt issuance discount; there have been no other changes to the balance.
DCL has the option to redeem some or all of the 2014 Notes at any time prior to their maturity by paying a make-whole premium plus accrued and unpaid interest, if any, through the date of repurchase. Interest on the 2014 Notes is payable annually on March 7 of each year. The 2014 Notes are unsecured and rank equally in right of payment with all of DCL's other unsecured senior indebtedness. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain nonfinancial covenants, events of default and other customary provisions. The Company and DCL were in compliance with all covenants and customary provisions under the senior notes, and there were no events of default as of December 31, 2014.
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
The Company had total outstanding borrowings of $38 million under the revolving credit facility as of December 31, 2014 at a weighted-average interest rate of 1.98% . There were no amounts borrowed under the revolving credit facility as of December 31, 2013. Issuance costs associated with the revolving credit facility were $3 million for the year ended December 31, 2014. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit rating for its publicly traded debt. For dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margins are 1.10% and 0.10%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.15% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of December 31, 2014, the Company, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the revolving credit facility.

Commercial Paper
On May 22, 2014, the Company entered into a commercial paper program. The commercial paper issued under this program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $229 million as of December 31, 2014 and have a weighted average interest rate of approximately 0.6% and maturities of less than 90 days.

Long-term Debt Repayment Schedule
The following table presents a summary of scheduled and estimated debt payments, excluding the revolving credit facility, commercial paper borrowings and capital lease obligations, for the succeeding five years based on the amount of debt outstanding as of December 31, 2014 (in millions).

	2015	2016	2017	2018	2019	Thereafter
Long-term debt repayments	$850	$—	$—	$—	$500	$5,365
Scheduled payments for capital lease obligations outstanding as of December 31, 2014 are disclosed in Note 21.
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
During 2014 and 2013, the Company designated foreign currency forward contracts as cash flow hedges to mitigate foreign currency risk arising from third-party revenue and inter-company licensing agreements. The Company also designated interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. Gains and losses on the effective portion of

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

designated cash flow hedges are initially recorded in accumulated other comprehensive (loss) income on the consolidated balance sheet and reclassified to the statements of operations when the hedged item is recognized.
During 2013, the Company entered into foreign exchange contracts in connection with the planned acquisition of SBS Nordic (see Note 3). These derivatives, which economically hedged the Company's exposure to fluctuations in certain foreign currency exchange rates, did not qualify for hedge accounting. There were no unsettled foreign exchange contracts held by the Company in connection with potential business combinations as of December 31, 2014 and 2013. Realized and unrealized gains and losses on foreign currency forward contracts that do not qualify for hedge accounting are reflected in other (expense) income, net on the consolidated statements of operations.
The Company records all unsettled derivative contracts on the consolidated balance sheet at fair value (see Note 6); derivatives in an asset position are classified as assets, and derivatives in a liability position are classified as liabilities. The Company's master netting agreements allow the Company to settle derivative contracts denominated in the same currency with a single counterparty on the same day on a net basis. There were no amounts eligible to be offset under master netting agreements as of December 31, 2014 and 2013.
The following table summarizes the notional amount and fair value of the Company's derivative positions (in millions).

		December 31, 2014		December 31, 2013
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$425	$17	$16	$4
Foreign exchange	Other noncurrent assets	$20	$7	$36	$9
Foreign exchange	Accrued liabilities	$35	$1	$—	$—
Interest rate	Accrued liabilities	$475	$28	$—	$—
Derivatives not designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$3	$—	$—	$—
Foreign exchange	Accrued liabilities	$—	$—	$4	$1
Foreign exchange	Other noncurrent liabilities	$—	$—	$3	$—
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Year Ended December 31,
	2014	2013	2012
Gains (losses) recognized in accumulated other comprehensive income
Foreign exchange	$14	$10	$—
Interest rate	$(28)	$—	$(2)
Gains reclassified into income from accumulated other comprehensive income (effective portion)
Foreign exchange - costs of revenues	$1	$—	$—
Foreign exchange - selling, general and administrative expense	$—	$1	$—
Foreign exchange - other (expense) income, net	$3	$—	$—
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other (expense) income, net in the consolidated statements of operations (in millions).

	Year Ended December 31,
	2014	2013	2012
Foreign exchange derivatives	$1	$(56)	$(2)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. REDEEMABLE NONCONTROLLING INTERESTS
In connection with the acquisition of a controlling interest in Discovery Family on September 23, 2014, the Company recognized $238 million for Hasbro's noncontrolling interest in Discovery Family. Hasbro has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the interest being purchased is generally a function of the then current fair market value of the interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet (see Note 3).
In connection with the acquisition of a controlling interest in Eurosport on May 30, 2014, the Company recognized $558 million for TF1's noncontrolling interest in Eurosport. TF1 has the right to put the entirety of its remaining 49% non-controlling interest to the Company during two 90-day windows in the two and a half years after May 30, 2014. If the put right is exercised during the first 90-day window beginning July 1, 2015, it has a floor value equal to the fair value denominated in euro per share of Eurosport on May 30, 2014. If the put right is exercised during the second 90-day window beginning July 1, 2016, it will be priced at the current fair value denominated in euro per share of Eurosport, or as may be agreed between the Company and TF1. As TF1's put right is outside the control of the Company, TF1's 49% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. (See Note 3.)
In connection with the acquisition of SBS Nordic on April 9, 2013, the Company recognized an additional $6 million for the fair value of a noncontrolling interest in one of its Danish subsidiaries (see Note 3). On November 19, 2014, the Company purchased the 20% ownership interest from the noncontrolling interest holder for $1 million. The difference between the consideration transferred and the recorded value of the previous redeemable noncontrolling interest was recorded to additional paid-in capital.
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
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e. the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive (loss) income; however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. The adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to income from continuing operations available to Discovery Communications, Inc. stockholders in the calculation of earnings per share. None of the current period adjustments reflect a redemption in excess of fair value (see Note 18).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	December 31,
	2014	2013
Beginning balance	$36	$—
Initial fair value of redeemable noncontrolling interests of acquired businesses	796	41
Purchase of subsidiary shares at fair value	(6)	—
Cash distributions to redeemable noncontrolling interests	(2)	—
Comprehensive (loss) income adjustments:
Net (loss) income attributable to redeemable noncontrolling interests	(4)	1
Other comprehensive loss attributable to redeemable noncontrolling interests	(40)	(3)
Currency translation on redemption values	(64)	(5)
Retained earnings adjustments:
Adjustments to redemption value	31	2
Ending balance	$747	$36
NOTE 13. EQUITY
Common Stock
The Company has three series of common stock authorized, issued and outstanding as of December 31, 2014: Series A common stock, Series B common stock and Series C common stock. Holders of these three series of common stock have equal rights, powers and privileges, except as otherwise noted. Holders of Series A common stock are entitled to one vote per share and holders of Series B common stock are entitled to ten votes per share on all matters voted on by stockholders, except for directors to be elected by holders of the Company’s Series A convertible preferred stock. Holders of Series C common stock are not entitled to any voting rights, except as required by Delaware law. Generally, holders of Series A common stock and Series B common stock and Series A convertible preferred stock vote as one class, except for certain preferential rights afforded to holders of Series A convertible preferred stock.
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
On February 13, 2014, John C. Malone, a member of Discovery’s Board of Directors, entered into an agreement granting David Zaslav, the Company’s President and Chief Executive Officer, certain voting and purchase rights with respect to the approximately 5.9 million shares of the Company’s Series B common stock owned by Mr. Malone. The agreement gives Mr. Zaslav the right to vote the Series B shares if Mr. Malone is not otherwise voting or directing the vote of those shares. The agreement also provides that if Mr. Malone proposes to sell the Series B shares, Mr. Zaslav will have the first right to negotiate for the purchase of the shares. If that negotiation is not successful and Mr. Malone proposes to sell the Series B shares to a third party, Mr. Zaslav will have the exclusive right to match that offer. The rights granted under the agreement will remain in effect for as long as Mr. Zaslav is either employed as the principal executive officer of the Company or serving on its Board of Directors.
Common Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requirements, and subject to stock price, business and market conditions and other factors. Over the life of the program authorization under the stock repurchase program has totaled $5.5 billion. As of December 31, 2014, the Company had remaining authorization of $738 million for future repurchases under the stock repurchase program, which will expire on February 3, 2016.
Repurchased common stock is recorded in treasury stock on the consolidated balance sheet. The stock split in the form of a share dividend was not applied to the Company's treasury shares (see Note 1). Accordingly, the number of common shares repurchased under the common stock repurchase program has not been retroactively adjusted to give effect to the stock split.
All common stock repurchases during 2014, 2013 and 2012 were made through open market transactions and were funded using cash on hand. As of December 31, 2014, the Company had repurchased over the life of the program 2.8 million and 91.3 million shares of Series A and Series C common stock for the aggregate purchase price of $171 million and $4.6 billion, respectively.

The table below presents a summary of stock repurchases (in millions).

	Year Ended December 31,
	2014	2013	2012
Series A Common Stock:
Shares repurchased	—	0.8	2.0
Purchase price	$—	$62	$109
Series C Common Stock:
Shares repurchased	21.3	13.3	26.5
Purchase price	$1,232	$987	$1,271
Total shares repurchased	21.3	14.1	28.5
Total purchase price	$1,232	$1,049	$1,380
Convertible Preferred Stock
The Company has two series of preferred stock authorized, issued and outstanding as of December 31, 2014: Series A convertible preferred stock and Series C convertible preferred stock. In addition to the 150 million shares authorized for Series A and Series C convertible preferred stock (75 million for each series) that is disclosed on the consolidated balance sheets, the Company has authorized 50 million shares of preferred stock that are undesignated and issuable in accordance with the provisions of the Company’s charter. In connection with the formation of Discovery, the Company issued shares of both its Series A convertible preferred stock and Series C convertible preferred stock to Advance/Newhouse Programming Partnership ("Advance/Newhouse"). As of December 31, 2014, all outstanding shares of Series A and Series C convertible preferred stock are held by Advance/Newhouse.
Holders of Series A and Series C convertible preferred stock have equal rights, powers and privileges, except as otherwise noted. Except for the election of common stock directors, the holders of Series A convertible preferred stock are entitled to vote on matters to which holders of Series A and Series B common stock are entitled to vote, and holders of Series C convertible preferred stock are entitled to vote on matters to which holders of Series C common stock are entitled to vote pursuant to Delaware law. Series A convertible preferred stockholders vote on an as converted to common stock basis together with the Series A and Series B common stockholders as a single class on all matters except the election of directors.
Additionally, through its ownership of the Series A convertible preferred stock, Advance/Newhouse has special voting rights on certain matters and the right to elect three directors. Holders of the Company’s common stock are not entitled to vote in the election of such directors. Advance/Newhouse retains these rights so long as it or its permitted transferees own or have the right to vote such shares that equal at least 80% of the shares of Series A convertible preferred stock issued to Advance/Newhouse in connection with the formation of Discovery plus any Series A convertible preferred stock released from escrow, as may be adjusted for certain capital transactions (the “Base Amount”).
Subject to the prior preferences and other rights of any senior stock, holders of Series A and Series C convertible preferred stock will participate equally with common stockholders on an as converted basis to common stock basis in any cash dividends declared by the Board of Directors.
Each share of Series A preferred stock is convertible, at the option of the holder, into one share of Series A common stock and one share of Series C common stock, subject to anti-dilution adjustments. The Series C conversion rate changed from one to two upon the August 6, 2014 effective date of the stock split in the form of a share dividend (see Note 1). Generally, each share of Series A and Series C convertible preferred stock will automatically convert into the applicable series of common stock if such shares are transferred from Advance/Newhouse to a third party and such transfer is not a permitted transfer. On December 28, 2012, Advance/

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newhouse completed the transfer of 8.4 million shares of their Series C convertible preferred stock to a third party, which, pursuant to provisions in the Company's articles of incorporation, automatically converted into an equal number of shares of Series C common stock. Upon conversion, Discovery derecognized the preferred stock based on its carrying value and allocated that amount to common stock. Advance/Newhouse converted an additional 550 thousand shares of Series C convertible preferred stock on April 5, 2013. No gain or loss was recorded on either conversion. Additionally, all of the outstanding Series A and Series C convertible preferred stock will automatically convert into the applicable series of common stock at such time as the number of outstanding shares of Series A convertible preferred stock is less than 80% of the Base Amount. The Base Amount is the 70 million shares of Series A and Series C Preferred Stock initially issued to Advance/Newhouse, plus any shares released from escrow as of the date the Base Amount is calculated.
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
Preferred Stock Conversion and Repurchase
The Company has an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During 2014, the Company converted and retired 2.4 million shares of its Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $190 million. Based on the number of shares of Series C common stock purchased during the three months ended December 31, 2014, the Company expects Advance/Newhouse to effectively convert and sell to the Company 1.7 million shares of its Series C convertible preferred stock for an aggregate purchase price of $117 million on or about February 23, 2015. The expected purchase of these shares has not been recognized as a liability on the Company's consolidated balance sheet as of December 31, 2014 due to certain termination rights held by Discovery and Advance/Newhouse over the repurchase agreement. The repurchase transactions are recorded as a decrease of par value of preferred stock and retained earnings upon settlement using cash on hand as there is no remaining additional paid-in capital for this class of stock.
On April 5, 2013, the Company repurchased 4 million shares of its Series C convertible preferred stock from Advance/Newhouse for an aggregate purchase price of $256 million, which was recorded as a decrease of par value of preferred stock and retained earnings. The repurchase was made outside of the Company's publicly announced stock repurchase program, using cash on hand.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive (Loss) Income
The table below presents the tax effects related to each component of other comprehensive (loss) income and reclassifications made into the consolidated statements of operations (in millions).

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments:
Unrealized (losses) gains	$(401)	$9	$(392)	$16	$(21)	$(5)	$21	$7	$28
Reclassifications to other (expense) income, net	(7)	—	(7)	(9)	3	(6)	—	—	—
Derivative and market value adjustments:
Unrealized losses	(12)	5	(7)	13	(4)	9	(2)	1	(1)
Reclassifications to costs of revenues	(1)	—	(1)	—	—	—	—	—	—
Reclassifications to selling, general and administrative expense	—	—	—	(1)	—	(1)	—	—	—
Reclassifications to gain on disposition	(5)	2	(3)	—	—	—	—	—	—
Reclassifications to other (expense) income, net	(3)	1	(2)	—	—	—	—	—	—
Other comprehensive (loss) income	$(429)	$17	$(412)	$19	$(22)	$(3)	$19	$8	$27

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive (Loss) Income
The table below presents the changes in the components of accumulated other comprehensive (loss) income, net of taxes (in millions). There were no reclassifications from accumulated other comprehensive income in 2012.

	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive (Loss) Income
December 31, 2011	$(29)	$6	$(23)
Other comprehensive income (loss)	28	(1)	27
December 31, 2012	(1)	5	4
Other comprehensive (loss) income before reclassifications	(5)	9	4
Reclassifications from accumulated other comprehensive (loss) income to net income	(6)	(1)	(7)
Other comprehensive (loss) income	(11)	8	(3)
Other comprehensive loss (income) attributable to redeemable noncontrolling interests	4	(1)	3
December 31, 2013	(8)	12	4
Other comprehensive loss before reclassifications	(392)	(7)	(399)
Reclassifications from accumulated other comprehensive (loss) income to net income	(7)	(6)	(13)
Other comprehensive loss	(399)	(13)	(412)
Other comprehensive loss attributable to redeemable noncontrolling interests	40	—	40
December 31, 2014	$(367)	$(1)	$(368)

NOTE 14. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which performance-based restricted stock units ("PRSUs"), time-based restricted stock units ("RSUs"), stock options, unit awards and stock appreciation rights ("SARs") have been issued. As of December 31, 2014, the Company has reserved a total of 126 million shares of its Series A and Series C common stock for future exercises of outstanding and future grants of stock options and stock-settled SARs and future vesting of outstanding and future grants of PRSUs and RSUs. Upon exercise of stock options and stock-settled SARs or vesting of PRSUs and RSUs, the Company issues new shares from its existing authorized but unissued shares. There were 105 million shares of common stock in reserves that were available for future grant under the incentive plans as of December 31, 2014.
As a result of the 2014 Share Dividend (see Note 1), the Company adjusted historical per share data, the number of shares and the exercise or grant price of its equity-based compensation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Year Ended December 31,
	2014	2013	2012
PRSUs and RSUs	$60	$41	$36
Stock options	23	25	29
Unit awards	5	60	68
SARs	(11)	63	21
ESPP	1	1	—
Total equity-based compensation expense	$78	$190	$154
Tax benefit recognized	$27	$51	$45
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. The Company recorded total liabilities for cash-settled and other liability-classified equity-based compensation awards of $84 million and $138 million as of December 31, 2014 and 2013, respectively. The current portion of the liability for cash-settled awards was $32 million and $85 million as of December 31, 2014 and 2013, respectively.
Equity-Based Award Activity
PRSUs and RSUs
The table below presents PRSU and RSU activity (in millions, except years and weighted-average grant price).

	PRSUs and RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2013	4.8	$23.00
Granted	3.3	$41.51
Converted	(1.4)	$19.49		$59
Forfeited	(0.2)	$37.46
Outstanding as of December 31, 2014	6.5	$32.71	0.86	$220
Vested and expected to vest as of December 31, 2014	6.2	$32.54	0.80	$212
The Company has granted PRSUs to certain senior level executives. PRSUs represent the contingent right to receive shares of the Company’s Series A and C common stock, substantially all of which vest over three to four years based on continuous service and whether the Company achieves certain operating performance targets. The performance targets for substantially all PRSUs are cumulative measures of the Company’s adjusted operating income before depreciation and amortization (as defined in Note 22), free cash flows and revenues over a three year period. The number of PRSUs that vest principally range from 0% to 100% based on a sliding scale where achieving or exceeding the performance target will result in 100% of the PRSUs vesting and achieving less than 80% of the target will result in no portion of the PRSUs vesting. Additionally, for certain PRSUs the Company’s Compensation Committee has discretion in determining the final amount of units that vest, but may not increase the amount of any PRSU award above 100%. Upon vesting, each PRSU becomes convertible into one share of the Company’s Series A or Series C common stock as applicable. Holders of PRSUs do not receive payments of dividends in the event the Company pays a cash dividend until such PRSUs are converted into shares of the Company’s common stock.
The Company records compensation expense for PRSUs ratably over the graded vesting service period once it is probable that the performance targets will be achieved. In any period in which the Company determines that achievement of the performance targets is not probable, the Company ceases recording compensation expense and all previously recognized compensation expense for the award is reversed.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense is separately recorded for each vesting tranche of PRSUs for a particular grant. For most PRSUs, the Company measures the fair value and related compensation cost based on the closing price of the Company’s Series A or C common stock on the grant date. For PRSUs for which the Company’s Compensation Committee has discretion in determining the final amount of units that vest, compensation cost is remeasured at each reporting date based on the closing price of the Company’s Series A or Series C common stock.
As of December 31, 2014, there were approximately 5 million outstanding PRSUs with a weighted-average grant price of $32.23. As of December 31, 2014, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $53 million, which is expected to be recognized over a weighted-average period of 1.9 years based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.
RSUs vest ratably each year over periods of one to four years based on continuous service. As of December 31, 2014, there were approximately 2 million outstanding RSUs with a weighted-average grant price of $34.16. As of December 31, 2014, there was $30 million of unrecognized compensation cost, net of expected forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.
Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	15.2	$18.23
Granted	2.2	$40.85
Exercised	(2.4)	$14.04		$63
Forfeited	(0.3)	$30.89
Outstanding as of December 31, 2014	14.7	$22.01	3.89	$202
Vested and expected to vest as of December 31, 2014	14.3	$21.63	3.91	$197
Exercisable as of December 31, 2014	10.4	$16.85	3.38	$187
Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s Series A or Series C common stock on the date of grant. Substantially all stock options vest ratably over three to four years from the grant date based on continuous service and expire three to ten years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company received cash payments from the exercise of stock options totaling $35 million, $46 million and $80 million during 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $28 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.9 years.
The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2014, 2013 and 2012 were as follows.

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.53%	0.79%	1.02%
Expected term (years)	4.97	4.97	4.97
Expected volatility	26.20%	35.97%	38.33%
Dividend yield	—	—	—
The weighted-average grant date fair value of options granted during 2014, 2013 and 2012 was $19.73, $24.46 and $16.94, respectively, per option. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $63 million, $130 million and $148 million, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unit Awards
The table below presents unit award activity (in millions, except years and weighted-average grant price).

	Unit Awards	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	3.3	$19.23
Settled	(2.1)	$18.48		$52
Outstanding as of December 31, 2014	1.2	$20.59	0.01	$16
Vested and expected to vest as of December 31, 2014	1.2	$20.59	0.01	$16
Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. All outstanding awards vested and expected to vest as of December 31, 2014 were settled as of January 2, 2015 in the amount of $14.1 million.
SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	6.4	$27.60
Granted	7.5	$43.23
Settled	(1.8)	$26.78		$29
Outstanding as of December 31, 2014	12.1	$37.38	1.30	$29
Vested and expected to vest as of December 31, 2014	12.1	$37.38	1.29	$29
The fair value of outstanding SARs is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of outstanding SARs were as follows.

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	0.59%	0.45%	0.29%
Expected term (years)	1.30	1.38	1.63
Expected volatility	27.72%	22.77%	26.31%
Dividend yield	—	—	—
SAR award grants include cash-settled SARs and stock-settled SARs. Cash-settled SARs entitle the holder to receive a cash payment for the amount by which the price of the Company’s Series A or Series C common stock exceeds the base price established on the grant date. Cash-settled SARs are granted with a base price equal to or greater than the closing market price of the Company’s Series A or Series C common stock on the date of grant. Stock-settled SARs entitle the holder to shares of Series A or Series C common stock in accordance with the award agreement terms.
As of December 31, 2014, the weighted-average fair value of SARs outstanding was $4.12 per award. The Company made cash payments of $29 million, $11 million and $1 million to settle exercised SARs during 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $17 million of unrecognized compensation cost, net of estimated forfeitures, related to SARs, which is expected to be recognized over a weighted-average period of 1.2 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan
Discovery’s Employee Stock Purchase Plan (the "DESPP") enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. Unless otherwise determined by the Company’s Compensation Committee, the purchase price for shares offered under the DESPP is 85% of the closing price of the Company’s Series A common stock on the purchase date. The Company recognizes the fair value of the discount associated with shares purchased in selling, general and administrative expense on the consolidated statement of operations. The Company’s Board of Directors has authorized 5 million shares of the Company’s common stock to be issued under the DESPP. During the years ended December 31, 2014, 2013 and 2012 the Company issued 191 thousand, 141 thousand and 169 thousand shares under the DESPP and received cash totaling $6 million, $5 million and $4 million, respectively.
NOTE 15. RETIREMENT SAVINGS PLANS
The Company has defined contribution and other savings plans for the benefit of its employees that meet eligibility requirements. Eligible employees may contribute a portion of their compensation to the plans, which may be subject to certain statutory limitations. For these plans, the Company also pays contributions including discretionary contributions, subject to plan provisions, which vest immediately. The Company paid total contributions of $33 million, $28 million, and $16 million during 2014, 2013 and 2012, respectively. The Company's contributions were recorded in selling, general and administrative expense in the consolidated statements of operations.
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
The Company has established a separate trust to hold the investments that finance the deferred compensation obligation. The accounts of the separate trust are included in the Company’s consolidated financial statements. The investments are included in prepaid expenses and other current assets and the deferred compensation obligation is included in accrued liabilities in the consolidated balance sheets. The values of the investments and deferred compensation obligation are recorded at fair value. Changes in the fair value of the investments are offset by changes in the fair value of the deferred compensation obligation. (See Note 6.)
NOTE 16. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges, by reportable segment were as follows (in millions).

	Year Ended December 31,
	2014	2013	2012
U.S. Networks	$61	$4	$3
International Networks	24	11	1
Education and Other	3	—	—
Corporate	2	1	2
Total restructuring and other charges	$90	$16	$6

	Year Ended December 31,
	2014	2013	2012
Restructuring charges	$35	$16	$6
Other charges	55	—	—
Total restructuring and other charges	$90	$16	$6

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges relate to management changes, cost reduction efforts and contract terminations. Other charges during 2014 result from content impairments primarily at the Company's U.S. Networks segment following the consolidation and subsequent rebranding of Discovery Family and the cancellation of certain high profile series due to legal circumstances pertaining to the associated talent (see Note 7).
Changes in restructuring and other liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Relocations/ Terminations	Total
December 31, 2011	$4	$5	$9
Net accruals	1	5	6
Cash paid	(2)	(7)	(9)
December 31, 2012	3	3	6
Net accruals	—	16	16
Cash paid	(1)	(14)	(15)
December 31, 2013	2	5	7
Net accruals	3	32	35
Cash paid	(1)	(22)	(23)
December 31, 2014	$4	$15	$19
NOTE 17. INCOME TAXES
The domestic and foreign components of income from continuing operations before income taxes were as follows (in millions).

	Year Ended December 31,
	2014	2013	2012
Domestic	$1,251	$1,104	$869
Foreign	496	632	649
Income from continuing operations before income taxes	$1,747	$1,736	$1,518
The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$529	$333	$419
State and local	64	68	95
Foreign	198	175	118
	791	576	632
Deferred:
Federal	(112)	113	(69)
State and local	(16)	(2)	9
Foreign	(53)	(28)	(10)
	(181)	83	(70)
Provision for income taxes	$610	$659	$562
The Company has a regional ownership structure for its international operations. The regional holding companies are foreign corporations whose earnings will not be taxed in the U.S. until the earnings are repatriated to the U.S. The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of these foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed earnings was approximately $329 million at December 31, 2014. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed earnings is not practicable.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	2%	3%	5%
Effect of foreign operations	2%	2%	(1)%
Domestic production activity deductions	(3)%	(2)%	(3)%
Change in uncertain tax positions	(1)%	—%	—%
Remeasurement gain on previously held equity interest	—%	(2)%	—%
Other, net	—%	2%	1%
Effective income tax rate	35%	38%	37%

Components of deferred income tax assets and liabilities were as follows (in millions).

	December 31,
	2014	2013
Deferred income tax assets:
Accounts receivable	$3	$3
Tax attribute carry-forward	30	126
Unrealized loss on derivatives and foreign currency translation adjustments	(16)	2
Accrued liabilities and other	243	202
Total deferred income tax assets	260	333
Valuation allowance	(13)	(18)
Net deferred income tax assets	247	315
Deferred income tax liabilities:
Intangible assets	(521)	(421)
Content rights	(140)	(280)
Equity method investments	(64)	(131)
Notes receivable	(8)	(16)
Other	(15)	(31)
Total deferred income tax liabilities	(748)	(879)
Net deferred income tax liabilities	$(501)	$(564)
The Company’s deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	December 31,
	2014	2013
Deferred income tax assets	$87	$73
Deferred income tax liabilities	(588)	(637)
Net deferred income tax liabilities	$(501)	$(564)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s operating loss carry-forwards were reported on the consolidated balance sheets as follows (in millions).

	Federal(a)	State	Foreign
Operating loss carry-forwards	$8	$603	$39
Deferred tax asset related to loss carry-forwards	$3	$11	$8
Valuation allowance against loss carry-forwards	$—	$(9)	$(4)
Earliest expiration date of loss carry-forwards	2028	2015	2015

(a) The use of the federal operating loss carry-forwards is subject to annual limitations.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest amounts) is as follows (in millions).

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$185	$128	$46
Additions based on tax positions related to the current year	40	25	48
Additions for tax positions of prior years	82	36	39
Additions for tax positions acquired in business combinations	6	9	—
Reductions for tax positions of prior years	(129)	(8)	(4)
Settlements	—	(3)	(1)
Reductions due to lapse of statutes of limitations	(8)	(2)	—
Ending balance	$176	$185	$128
The balances as of December 31, 2014, 2013 and 2012 included $176 million, $131 million and $109 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions. For the year ended December 31, 2014, increases in unrecognized tax benefits related to the uncertainty of allocation and taxation of income among multiple jurisdictions was more than offset by the movements of tax positions for which the ultimate deductibility is highly certain but for which there was uncertainty regarding the timing of such deductibility.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under examination by the IRS for its 2011 and 2010 consolidated federal income tax returns. The Company does not anticipate any material adjustments. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006.
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $80 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of December 31, 2014, 2013 and 2012, the Company had accrued approximately $17 million, $11 million and $9 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 18. EARNINGS PER SHARE
The Company follows the two-class method in calculating earnings per share. The two-class method calculates earnings per share by distinguishing between the classes of common securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock and the Series C convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as converted basis with holders of Series A, B and C common stock with respect to income available to Discovery Communications, Inc. Following the 2014 Share Dividend on August 6, 2014, each share of Series C convertible preferred stock was convertible into two shares of Series C common stock. As a result of the change in conversion ratio, which did not impact the economic rights of any of the stockholders, and which occurred as a result of the 2014 Share Dividend, the Company recast all prior period earnings per share presentations to be consistent with the current period.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the computation for income available to Discovery Communications, Inc. stockholders (in millions).

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations, net of taxes	$1,137	$1,077	$956
Less:
Allocation of undistributed income from continuing operations to Series A convertible preferred stock	(236)	(212)	(179)
Net income attributable to noncontrolling interests	(2)	(1)	(2)
Net loss (income) attributable to redeemable noncontrolling interests	4	(1)	—
Redeemable noncontrolling interest adjustments to redemption value	(1)	(2)	—
Income from continuing operations available to Discovery Communications, Inc. Series A, B and C common stockholders and Series C convertible preferred stockholders, net of taxes	$902	$861	$775
Loss from discontinued operations available to Discovery Communications, Inc. stockholders, net of taxes	$—	$—	$(11)
Add:
Allocation of undistributed loss from discontinued operations to Series A convertible preferred stock	—	—	2
Loss from discontinued operations available to Discovery Communications, Inc. stockholders, net of taxes	$—	$—	$(9)
Net income available to Discovery Communications, Inc. stockholders, net of taxes	$902	$861	$766

The table below sets forth the income allocations used in calculating basic income available to Series A, B and C common stockholders and Series C convertible preferred stockholders (in millions).

	Year Ended December 31,
	2014	2013	2012
Allocation of income from continuing operations available to Discovery Communications, Inc. stockholders, net of taxes:
Series A, B and C common stockholders	$758	$727	$631
Series C convertible preferred stockholders	144	134	144
Total	$902	$861	$775
Allocation of loss from discontinued operations available to Discovery Communication, Inc. stockholders, net of taxes:
Series A, B and C common stockholders	$—	$—	$(7)
Series C convertible preferred stockholders	—	—	(2)
Total	$—	$—	$(9)
Allocation of net income available to Discovery Communications Inc. stockholders, net of taxes:
Series A, B and C common stockholders	$758	$727	$624
Series C convertible preferred stockholders	144	134	142
Total	$902	$861	$766

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the income allocations used in calculating diluted income available to Series A, B and C common stockholders (in millions).

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations, net of taxes	$1,137	$1,077	$956
Less:
Net income attributable to noncontrolling interests	(2)	(1)	(2)
Net loss (income) attributable to redeemable noncontrolling interests	4	(1)	—
Redeemable noncontrolling interest adjustments to redemption value	(1)	(2)	—
Income from continuing operations available to Discovery Communications, Inc. stockholders, net of taxes	$1,138	$1,073	$954
Loss from discontinued operations available to Discovery Communications, Inc. stockholders, net of taxes	—	—	(11)
Net income available to Discovery Communications, Inc. stockholders, net of taxes	$1,138	$1,073	$943

The table below sets forth the income allocations used in calculating diluted income available to Series C convertible preferred stockholders (in millions). Net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share.

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations, net of taxes	$143	$133	$143
Loss from discontinued operations, net of taxes	—	—	(2)
Net income	$143	$133	$141

The table below sets forth the weighted-average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Year Ended December 31,
	2014	2013	2012
Denominator:
Weighted-average Series A, B and C common shares outstanding — basic	454	484	498
Weighted-average impact of assumed preferred stock conversion	227	231	254
Weighted-average dilutive effect of equity awards	6	7	7
Weighted-average Series A, B and C common shares outstanding — diluted	687	722	759

Weighted-average Series C convertible preferred stock outstanding — basic and diluted	43	45	57
The weighted-average number of diluted shares outstanding adjusts the weighted-average number of shares of Series A, B and C common stock outstanding for the potential dilution that would occur if common stock equivalents, including convertible preferred stock and equity-based awards, were converted into common stock or exercised, calculated using the treasury stock method. Series A, B and C diluted common stock includes the impact of the conversion of Series A preferred stock, the impact of the conversion of Series C preferred stock, and the impact of stock-based compensation. Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the Company's calculated earnings per share.

	Year Ended December 31,
	2014	2013	2012
Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Continuing Operations:
Series A, B and C common stockholders	$1.67	$1.50	$1.27
Series C convertible preferred stockholders	$3.34	$3.00	$2.54
Discontinued Operations:
Series A, B and C common stockholders	$—	$—	$(0.01)
Series C convertible preferred stockholders	$—	$—	$(0.02)
Net Income:
Series A, B and C common stockholders	$1.67	$1.50	$1.25
Series C convertible preferred stockholders	$3.34	$3.00	$2.50

Diluted earnings per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Continuing Operations:
Series A, B and C common stockholders	$1.66	$1.49	$1.26
Series C convertible preferred stockholders	$3.32	$2.98	$2.52
Discontinued Operations:
Series A, B and C common stockholders	$—	$—	$(0.01)
Series C convertible preferred stockholders	$—	$—	$(0.02)
Net Income:
Series A, B and C common stockholders	$1.66	$1.49	$1.24
Series C convertible preferred stockholders	$3.32	$2.98	$2.48
Income per share amounts may not sum since each is calculated independently.
Series C convertible preferred earnings per share amounts may not recalculate due to rounding.
The computation of the diluted earnings per share of Series A, B and C common stockholders assumes the conversion of Series A and C convertible preferred stock, while the diluted earnings per share amounts of Series C convertible preferred stockholders does not assume conversion of those shares.
The table below presents the details of the equity-based awards and preferred shares that were excluded from the calculation of diluted earnings per share (in millions).

	Year Ended December 31,
	2014	2013	2012
Anti-dilutive stock options and RSUs	4	2	—
PRSUs whose performance targets are not achieved	3	2	4

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. SUPPLEMENTAL DISCLOSURES
Valuation and Qualifying Accounts
Changes in valuation and qualifying accounts consisted of the following (in millions).

	Beginning of Year	Additions	Write-offs	Utilization	End of Year
2014
Allowance for doubtful accounts	$16	$28	$(5)	$—	$39
Deferred tax valuation allowance	18	1	(5)	(1)	13
2013
Allowance for doubtful accounts	12	6	(2)	—	16
Deferred tax valuation allowance	23	7	(11)	(1)	18
2012
Allowance for doubtful accounts	12	4	(4)	—	12
Deferred tax valuation allowance	24	8	(9)	—	23
Accrued Liabilities
Accrued liabilities consisted of the following (in millions).

	December 31,
	2014	2013
Accrued payroll and related benefits	$441	$373
Content rights payable	198	212
Current portion of equity-based compensation liabilities	32	85
Accrued interest	50	43
Accrued income taxes	120	71
Other accrued liabilities	253	208
Total accrued liabilities	$1,094	$992
Other (Expense) Income, Net
Other (expense) income, net consisted of the following (in millions).

	Year Ended December 31,
	2014	2013	2012
Foreign currency (losses) gains, net	$(22)	$23	$(4)
Gain (loss) on derivative instruments	1	(56)	(2)
Remeasurement gain on previously held equity interest	29	92	—
Other expense, net	(17)	(10)	(1)
Total other (expense) income, net	$(9)	$49	$(7)
Cash proceeds from equity-based plans, net
Cash proceeds from equity-based plans, net consisted of the following (in millions).

	Year Ended December 31,
	2014	2013	2012
Tax settlements associated with equity-based plans	$(27)	$(22)	$(3)
Proceeds from issuance of common stock in connection with equity based plans	41	51	84
Excess tax benefits from equity-based compensation	30	44	38
Total cash proceeds from equity-based plans, net	$44	$73	$119

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Media Corporation ("Liberty Media"), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 28% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is Chairman of the Board of Liberty Media and beneficially owns approximately 46% of the aggregate voting power with respect to the election of directors of Liberty Media. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements.
Other related party transactions include revenues and expenses for content and services provided to or acquired from equity method investees, such as OWN and All3Media. On September 23, 2014, Liberty Global and the Company each acquired 50% of All3Media, a production studio company, and jointly control the equity method investment.
Other related party revenue and service charges included in the table below primarily consist of distribution revenue from J:COM earned by Discovery Japan. Following the consolidation of Discovery Japan (see Note 3), revenues earned from J:COM are reflected in related party revenues.
Following the Company's consolidation of Discovery Family on September 23, 2014, transactions with Hasbro Studios for content are reflected as related party expenses. Discovery Family has a seven year programming arrangement with Hasbro Studios.
The table below presents a summary of the transactions with related parties (in millions).

	Year Ended December 31,
	2014	2013	2012
Revenues and service charges:
Liberty Group(a)	$157	$120	$54
Equity method investees	104	75	94
Other	34	28	7
Total revenues and service charges	$295	$223	$155
Interest income(b)	$33	$35	$29
Expenses	$(37)	$(27)	$(22)

(a) The 2013 increase in revenue from transactions with the Liberty Group is primarily attributable to activity with Charter Communications, Inc. ("Charter") and Virgin Media, Inc. ("Virgin Media"). In May 2013, Liberty Media completed its equity method investment in Charter; Mr. Malone is on Charter's board of directors. In June 2013, Liberty Global announced it had completed its acquisition of Virgin Media. Transactions with Charter and Virgin Media have been reported as related party transactions since the date that they became related parties.
(b) The Company records interest earnings from loans to equity method investees as a component of income (loss) from equity method investees, net, in the consolidated statements of operations. (See Note 4.)
The table below presents receivables due from related parties (in millions).

	December 31,
	2014	2013
Receivables	$42	$41
Note receivable (See Note 4.)	$457	$483

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
As of December 31, 2014, the Company’s significant contractual commitments, including related payments due by period, were as follows (in millions).

	Leases
Year Ending December 31,	Operating	Capital	Content	Other	Total
2015	$77	$44	$735	$314	$1,170
2016	71	35	318	219	643
2017	61	31	197	200	489
2018	55	19	105	159	338
2019	40	18	75	100	233
Thereafter	99	104	100	232	535
Total minimum payments	403	251	1,530	1,224	3,408
Amounts representing interest	—	(64)	—	—	(64)
Total	$403	$187	$1,530	$1,224	$3,344
The Company enters into multi-year lease arrangements for transponders, office space, studio facilities, and other equipment. Leases are not cancelable prior to their expiration.
Content purchase commitments are associated with third-party producers and sports associations for content that airs on the television networks. Production contracts generally require: purchase of a specified number of episodes; payments over the term of the license; and include both programs that have been delivered and are available for airing and programs that have not yet been produced or sporting events that have not yet taken place. If the content is ultimately never produced, the Company's commitments expire without obligation. The commitments disclosed above exclude content liabilities recognized on the consolidated balance sheet.
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing research, employment contracts, equipment purchases, and information technology and other services. Some of these contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty, and are not included in the table above past the 30-day to 60-day advance notice period. Amounts related to employment contracts include base compensation and do not include compensation contingent on future events.
In addition to the amounts in the above table, the Company had funding commitments to certain equity method investees of $11 million as of December 31, 2014. The Company may provide uncommitted additional funding to its equity method investments.
Contingencies
Put Rights
The Company has granted put rights related to certain equity method investments and consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. No amounts have been recorded by the Company for the Harpo put right (see Note 4). TF1 has the right to require the Company to purchase its remaining shares in Eurosport (see Note 3). As of December 31, 2014, the TF1 put right is recorded at $558 million (see Note 12). The separate written put for Eurosport France does not qualify for redeemable equity classification, but as an accrued liability and is reported at a fair value of $4 million as of December 31, 2014. Hasbro has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. The Company recorded the Hasbro put right as redeemable noncontrolling interest. (See Note 12.) Additionally, J:COM has the right to require the Company to purchase its redeemable interest in Discovery Japan. The Company recorded the J:COM put right as redeemable noncontrolling interest (see Note 12).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters
The Company is party to various lawsuits and claims in the ordinary course of business, including claims related to employees, vendors, other business partners or patent issues. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity.
Guarantees
There were no guarantees recorded as of December 31, 2014 and December 31, 2013.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2014 and 2013.
NOTE 22. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on (i) financial information reviewed by its CODM, the Chief Executive Officer ("CEO"), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. For the year-end December 31, 2014, the Company changed its organizational structure and reorganized its production studios into an operating segment. Previously, components of this segment were classified in the U.S. Networks and International Networks reportable segments. Production Studios does not meet the quantitative thresholds for a separate reportable segment and has been combined with the Education segment, referred to as Education and Other for financial statement presentation. All prior period amounts have been recast to conform to the current year presentation.
The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated for consolidation are not eliminated at the segment level. Inter-segment transactions primarily include the purchase of advertising and content between segments.
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as revenues less costs of revenues and selling, general and administrative expenses excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) restructuring and other charges, (v) certain impairment charges and (vi) gains and losses on business and asset dispositions. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market equity-based compensation, restructuring and other charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. The Company also excludes depreciation of fixed assets, amortization of intangible assets and deferred launch incentives, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. The tables below present summarized financial information for each of the Company’s reportable segments, other operating segments and corporate and inter-segment eliminations (in millions).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by Segment

	Year Ended December 31,
	2014	2013	2012
U.S. Networks	$2,950	$2,947	$2,746
International Networks	3,157	2,459	1,618
Education and Other	160	140	128
Corporate and inter-segment eliminations	(2)	(11)	(5)
Total revenues	$6,265	$5,535	$4,487
Adjusted OIBDA by Segment

	Year Ended December 31,
	2014	2013	2012
U.S. Networks	$1,680	$1,712	$1,628
International Networks	1,124	949	727
Education and Other	6	30	19
Corporate and inter-segment eliminations	(319)	(289)	(275)
Total Adjusted OIBDA	$2,491	$2,402	$2,099
Reconciliation of Total Adjusted OIBDA to Income from continuing operations before income taxes

	Year Ended December 31,
	2014	2013	2012
Total Adjusted OIBDA	$2,491	$2,402	$2,099
Amortization of deferred launch incentives	(11)	(18)	(20)
Mark-to-market equity-based compensation	(31)	(136)	(97)
Depreciation and amortization	(329)	(276)	(117)
Restructuring and other charges	(90)	(16)	(6)
Gain on disposition	31	19	—
Operating income	2,061	1,975	1,859
Interest expense	(328)	(306)	(248)
Income (loss) from equity investees, net	23	18	(86)
Other (expense) income, net	(9)	49	(7)
Income from continuing operations before income taxes	$1,747	$1,736	$1,518
Total Assets by Segment

	December 31,
	2014	2013
U.S. Networks	$3,315	$2,976
International Networks	5,577	4,776
Education and Other	186	143
Corporate and inter-segment eliminations	6,936	7,084
Total assets	$16,014	$14,979
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company's segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company's CEO. Goodwill for the U.S. Networks and International Networks reporting segments is disclosed in Note 9.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Content Amortization and Impairment Expense by Segment

	Year Ended December 31,
	2014	2013	2012
U.S. Networks	$732	$626	$558
International Networks	826	564	302
Education and Other	4	3	2
Corporate and inter-segment eliminations	(5)	(3)	3
Total content amortization and impairment expense	$1,557	$1,190	$865
Content amortization and impairment expenses are generally included in costs of revenues on the consolidated statements of operations (see Note 7).
Revenues by Country

	Year Ended December 31,
	2014	2013	2012
U.S.	$3,081	$3,071	$2,871
Non-U.S.	3,184	2,464	1,616
Total revenues	$6,265	$5,535	$4,487
Distribution and advertising revenues are attributed to each country based on viewer location. Other revenues are attributed to each country based on customer location.
Property and Equipment by Country

	December 31,
	2014	2013
U.S.	$261	$261
U.K.	152	115
Other non-U.S.	141	138
Total property and equipment, net	$554	$514
Property and equipment balances are allocated to each country based on the location of the asset.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014(a)(c)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$1,411	$1,610	$1,568	$1,676
Operating income	434	640	511	476
Net income	231	384	287	235
Net income available to Discovery Communications, Inc.	230	379	280	250
Earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders
Basic	$0.33	$0.55	$0.41	$0.38
Diluted	$0.33	$0.54	$0.41	$0.38

	2013(b)(c)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$1,156	$1,467	$1,375	$1,537
Operating income	416	549	488	522
Net income	231	300	256	290
Net income available to Discovery Communications, Inc.	231	300	255	289
Earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders
Basic	$0.32	$0.41	$0.36	$0.41
Diluted	$0.32	$0.41	$0.35	$0.41

(a) On September 23, 2014, the Company acquired an additional 10% ownership interest in Discovery Family and, as a result, the accounting for Discovery Family was changed from an equity method investment to a consolidated subsidiary. On May 30, 2014, the Company acquired a controlling interest in Eurosport and, as a result, the accounting for Eurosport was changed from an equity method investment to a consolidated subsidiary. (See Note 3.)
(b)On April 9, 2013, the Company acquired SBS Nordic. The Company included the operations of this acquisition in the Company's consolidated financial statements as of the acquisition date. (See Note 3.)
(c) Per share data for earnings per share has been retroactively adjusted to give effect to the 2-for-1 split of the Company’s common stock on August 6, 2014. (See Note 18.)
NOTE 24. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Overview
As of December 31, 2014 and 2013, all of the outstanding senior notes (see Note 10) have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to a Registration Statement on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC") (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.
Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and comprehensive income and cash flows of (i) the Company, (ii) DCH, (iii) DCL, (iv) the non-guarantor subsidiaries of DCL on a combined basis, (v) the other non-guarantor subsidiaries of the Company on a combined basis, and (vi) reclassifications and eliminations necessary to arrive at the consolidated financial statement balances for the Company. DCL and the non-guarantor subsidiaries of DCL are the primary operating subsidiaries of the Company. DCL primarily includes the Discovery Channel and TLC networks in the U.S. The non-guarantor subsidiaries of DCL include substantially all of the Company’s other U.S. and international networks, education businesses, and most of the Company’s websites and digital distribution arrangements. The non-guarantor subsidiaries of DCL are wholly owned subsidiaries of DCL with the exception of certain equity method investments. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly owned subsidiary of the Company. DHC is included in the other non-guarantor subsidiaries of the Company.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$8	$359	$—	$—	$367
Receivables, net	—	—	416	1,017	—	—	1,433
Content rights, net	—	—	8	321	—	—	329
Deferred income taxes	—	—	40	47	—	—	87
Prepaid expenses and other current assets	—	11	164	100	—	—	275
Inter-company trade receivables, net	—	—	151	—	—	(151)	—
Total current assets	—	11	787	1,844	—	(151)	2,491
Investment in and advances to subsidiaries	5,678	5,669	7,750	—	3,800	(22,897)	—
Noncurrent content rights, net	—	—	613	1,360	—	—	1,973
Goodwill	—	—	3,769	4,467	—	—	8,236
Intangible assets, net	—	—	307	1,664	—	—	1,971
Equity method investments	—	—	21	623	—	—	644
Other noncurrent assets	—	20	150	549	—	(20)	699
Total assets	$5,678	$5,700	$13,397	$10,507	$3,800	$(23,068)	$16,014
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$1,084	$23	$—	$—	$1,107
Other current liabilities	73	—	433	991	—	—	1,497
Inter-company trade payables, net	—	—	—	151	—	(151)	—
Total current liabilities	73	—	1,517	1,165	—	(151)	2,604
Noncurrent portion of debt	—	—	5,868	178	—	—	6,046
Other noncurrent liabilities	3	—	343	665	22	(20)	1,013
Total liabilities	76	—	7,728	2,008	22	(171)	9,663
Redeemable noncontrolling interests	—	—	—	747	—	—	747
Equity attributable to Discovery Communications, Inc.	5,602	5,700	5,669	7,752	3,778	(22,899)	5,602
Noncontrolling interests	—	—	—	—	—	2	2
Total equity	5,602	5,700	5,669	7,752	3,778	(22,897)	5,604
Total liabilities and equity	$5,678	$5,700	$13,397	$10,507	$3,800	$(23,068)	$16,014

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$123	$285	$—	$—	$408
Receivables, net	—	—	449	922	—	—	1,371
Content rights, net	—	—	12	265	—	—	277
Deferred income taxes	—	—	31	42	—	—	73
Prepaid expenses and other current assets	52	—	143	86	—	—	281
Inter-company trade receivables, net	—	—	286	—	—	(286)	—
Total current assets	52	—	1,044	1,600	—	(286)	2,410
Investment in and advances to subsidiaries	6,147	6,155	7,135	—	4,112	(23,549)	—
Noncurrent content rights, net	—	—	615	1,268	—	—	1,883
Goodwill	—	—	3,769	3,572	—	—	7,341
Intangible assets, net	—	—	320	1,245	—	—	1,565
Equity method investments	—	—	330	757	—	—	1,087
Other noncurrent assets	—	19	173	521	—	(20)	693
Total assets	$6,199	$6,174	$13,386	$8,963	$4,112	$(23,855)	$14,979
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$5	$12	$—	$—	$17
Other current liabilities	1	6	421	849	—	—	1,277
Inter-company trade payables, net	—	—	—	286	—	(286)	—
Total current liabilities	1	6	426	1,147	—	(286)	1,294
Noncurrent portion of debt	—	—	6,343	139	—	—	6,482
Other noncurrent liabilities	2	—	462	505	21	(20)	970
Total liabilities	3	6	7,231	1,791	21	(306)	8,746
Redeemable noncontrolling interests	—	—	—	36	—	—	36
Equity attributable to Discovery Communications, Inc.	6,196	6,168	6,155	7,135	4,091	(23,549)	6,196
Noncontrolling interests	—	—	—	1	—	—	1
Total equity	6,196	6,168	6,155	7,136	4,091	(23,549)	6,197
Total liabilities and equity	$6,199	$6,174	$13,386	$8,963	$4,112	$(23,855)	$14,979

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,871	$4,396	$—	$(2)	$6,265
Costs of revenues, excluding depreciation and amortization	—	—	454	1,671	—	(1)	2,124
Selling, general and administrative	15	—	223	1,455	—	(1)	1,692
Depreciation and amortization	—	—	34	295	—	—	329
Restructuring and other charges	—	—	17	73	—	—	90
Gain on disposition	—	—	—	(31)	—	—	(31)
Total costs and expenses	15	—	728	3,463	—	(2)	4,204
Operating (loss) income	(15)	—	1,143	933	—	—	2,061
Equity in earnings of subsidiaries	1,148	1,148	561	—	765	(3,622)	—
Interest expense	—	—	(319)	(9)	—	—	(328)
Income from equity investees, net	—	—	10	13	—	—	23
Other income (expense), net	—	—	36	(45)	—	—	(9)
Income from continuing operations before income taxes	1,133	1,148	1,431	892	765	(3,622)	1,747
Benefit from (provision for) income taxes	6	—	(283)	(333)	—	—	(610)
Net income	1,139	1,148	1,148	559	765	(3,622)	1,137
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	4	4
Net income available to Discovery Communications, Inc.	$1,139	$1,148	$1,148	$559	$765	$(3,620)	$1,139

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,867	$3,678	$—	$(10)	$5,535
Costs of revenues, excluding depreciation and amortization	—	—	445	1,252	—	(8)	1,689
Selling, general and administrative	15	—	270	1,315	—	(2)	1,598
Depreciation and amortization	—	—	36	240	—	—	276
Restructuring and other charges	—	—	1	15	—	—	16
Gain on disposition	—	—	—	(19)	—	—	(19)
Total costs and expenses	15	—	752	2,803	—	(10)	3,560
Operating (loss) income	(15)	—	1,115	875	—	—	1,975
Equity in earnings of subsidiaries	1,084	1,084	620	—	723	(3,511)	—
Interest expense	—	—	(299)	(7)	—	—	(306)
Income (losses) from equity method investees, net	—	—	4	14	—	—	18
Other (expense) income, net	—	—	(50)	99	—	—	49
Income from continuing operations before income taxes	1,069	1,084	1,390	981	723	(3,511)	1,736
Benefit from (provision for) income taxes	6	—	(306)	(359)	—	—	(659)
Net income	1,075	1,084	1,084	622	723	(3,511)	1,077
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc.	$1,075	$1,084	$1,084	$622	$723	$(3,513)	$1,075

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,796	$2,704	$—	$(13)	$4,487
Costs of revenues, excluding depreciation and amortization	—	—	399	830	—	(11)	1,218
Selling, general and administrative	13	—	279	997	—	(2)	1,287
Depreciation and amortization	—	—	36	81	—	—	117
Restructuring and other charges	—	—	2	4	—	—	6
Total costs and expenses	13	—	716	1,912	—	(13)	2,628
Operating (loss) income	(13)	—	1,080	792	—	—	1,859
Equity in earnings of subsidiaries	939	965	444	—	645	(2,993)	—
Interest expense	—	—	(242)	(6)	—	—	(248)
Income (loss) from equity investees, net	—	—	3	(89)	—	—	(86)
Other income (expense), net	13	2	(1)	(4)	—	(17)	(7)
Income from continuing operations before income taxes	939	967	1,284	693	645	(3,010)	1,518
Benefit from (provision for) income taxes	4	—	(319)	(247)	—	—	(562)
Income from continuing operations, net of taxes	943	967	965	446	645	(3,010)	956
Loss from discontinued operations, net of taxes	—	—	—	—	(28)	17	(11)
Net income	943	967	965	446	617	(2,993)	945
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income available to Discovery Communications, Inc.	$943	$967	$965	$446	$617	$(2,995)	$943

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended to December 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$1,139	$1,148	$1,148	$559	$765	$(3,622)	$1,137
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(399)	(399)	(399)	(397)	(266)	1,461	(399)
Derivative and market value adjustments	(13)	(13)	(13)	8	(9)	27	(13)
Comprehensive income	727	736	736	170	490	(2,134)	725
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Comprehensive loss attributable to redeemable noncontrolling interests	40	40	40	40	27	(143)	44
Comprehensive income attributable to Discovery Communications, Inc.	$767	$776	$776	$210	$517	$(2,279)	$767

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
Other comprehensive (loss) income, net of tax:
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$111	$(17)	$269	$955	$—	$—	$1,318
Investing Activities
Purchases of property and equipment	—	—	(16)	(104)	—	—	(120)
Business acquisitions, net of cash acquired	—	—	(64)	(308)	—	—	(372)
Proceeds from disposition	—	—	—	45	—	—	45
Distribution from equity method investees	—	—	—	61	—	—	61
Investments in equity method investees, net	—	—	(5)	(172)	—	—	(177)
Other investing activities, net	—	—	—	(5)	—	—	(5)
Cash used in investing activities	—	—	(85)	(483)	—	—	(568)
Financing Activities
Borrowings from debt, net of discount	—	—	415	—	—	—	415
Borrowings under revolving credit facility, net	—	—	13	25	—	—	38
Commercial paper, net	—	—	229	—	—	—	229
Debt Issuance cost	—	—	(6)	—	—	—	(6)
Principal repayments of capital lease obligations	—	—	(4)	(15)	—	—	(19)
Repurchases of stock	(1,422)	—	—	—	—	—	(1,422)
Cash proceeds from equity-based plans, net	44	—	—	—	—	—	44
Inter-company contributions and other financing activities, net	1,267	17	(946)	(351)	—	—	(13)
Cash (used in) provided by financing activities	(111)	17	(299)	(341)	—	—	(734)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(57)	—	—	(57)
Net change in cash and cash equivalents	—	—	(115)	74	—	—	(41)
Cash and cash equivalents, beginning of period	—	—	123	285	—	—	408
Cash and cash equivalents, end of period	$—	$—	$8	$359	$—	$—	$367

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(16)	$(11)	$288	$1,024	$—	$—	$1,285
Investing Activities
Purchases of property and equipment	—	—	(19)	(96)	—	—	(115)
Business acquisitions, net of cash acquired	—	—	—	(1,861)	—	—	(1,861)
Hedging instruments, net	—	—	(55)	—	—	—	(55)
Proceeds from disposition	—	—	—	28	—	—	28
Distribution from equity method investees	—	—	—	47	—	—	47
Investments in equity method investees, net	—	—	(1)	(27)	—	—	(28)
Other investing activities, net	—	—	—	(3)	—	—	(3)
Cash used in investing activities	—	—	(75)	(1,912)	—	—	(1,987)
Financing Activities
Borrowings from debt, net of discount	—	—	1,198	—	—	—	1,198
Debt issuance cost	—	—	(12)	—	—	—	(12)
Principal repayments of capital lease obligations	—	—	(7)	(25)	—	—	(32)
Repurchases of stock	(1,305)	—	—	—	—	—	(1,305)
Cash proceeds from equity-based plans, net	73	—	—	—	—	—	73
Inter-company contributions and other financing activities, net	1,248	11	(2,291)	1,025	—	—	(7)
Cash provided by (used in) financing activities	16	11	(1,112)	1,000	—	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	—	(6)
Net change in cash and cash equivalents	—	—	(899)	106	—	—	(793)
Cash and cash equivalents, beginning of period	—	—	1,022	179	—	—	1,201
Cash and cash equivalents, end of period	$—	$—	$123	$285	$—	$—	$408

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(18)	$12	$307	$798	$—	$—	$1,099
Investing Activities
Purchases of property and equipment	—	—	(18)	(58)	(1)	—	(77)
Business acquisitions, net of cash acquired	—	—	—	(149)	—	—	(149)
Distributions from equity method investees	—	—	—	17	—	—	17
Investments in equity method investees, net	—	—	—	(404)	—	—	(404)
Other investing activities, net	—	—	(31)	—	1	—	(30)
Cash used in investing activities	—	—	(49)	(594)	—	—	(643)
Financing Activities
Borrowings from debt, net of discount	—	—	992	—	—	—	992
Debt issuance cost	—	—	(11)	—	—	—	(11)
Principal repayments of capital lease obligations	—	—	(6)	(16)	—	—	(22)
Repurchases of stock	(1,380)	—	—	—	—	—	(1,380)
Cash proceeds from equity-based plans, net	119	—	—	—	—	—	119
Inter-company contributions and other financing activities, net	1,279	(12)	(1,175)	(94)	(1)	—	(3)
Cash provided (used in) by financing activities	18	(12)	(200)	(110)	(1)	—	(305)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	—	2
Net change in cash and cash equivalents	—	—	58	96	(1)	—	153
Cash and cash equivalents, beginning of period	—	—	964	83	1	—	1,048
Cash and cash equivalents, end of period	$—	$—	$1,022	$179	$—	$—	$1,201

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
On September 23, 2014 and May 30, 2014, the Company acquired Discovery Family (formerly known as the Hub Network) and Eurosport International, respectively. (See Note 3 to the accompanying consolidated financial statements.) We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.
During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.

PART III
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (“2015 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.
ITEM 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2015 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, which are incorporated herein by reference.
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
ITEM 11. Executive Compensation.
Information regarding executive compensation will be set forth in our 2015 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” which are incorporated herein by reference.
Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2015 Proxy Statement under the captions “Risk Considerations in our Compensation Programs,” “Board Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee,” respectively, which are incorporated herein by reference.
Information regarding compensation committee reports will be set forth in our 2015 Proxy Statement under the captions “Report of the Compensation Committee” and “Report of the Equity Compensation Subcommittee of the Compensation Committee,” which are incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2015 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.
Information regarding security ownership of certain beneficial owners and management will be set forth in our 2015 Proxy Statement under the captions “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Certain Beneficial Owners of Discovery” and “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Discovery Management,” which are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence will be set forth in our 2015 Proxy Statement under the captions “Certain Relationships and Related Person Transactions,” “Policy Governing Related Person Transactions,” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services will be set forth in our 2015 Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Description of Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm,” which are incorporated herein by reference.

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

4.6
Amendment No. 1 to Rights Agreement between Discovery Communications, Inc. and Computershare Trust Company, N.A. dated December 10, 2008 (incorporated by reference to Exhibit 4.1 to the 8-K filed on December 11, 2008)

4.7
Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009)

4.8
Supplemental Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2009)

4.9
Second Supplemental Indenture dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010)

4.10
Third Supplemental Indenture, dated as of June 20, 2011, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 21, 2011)

4.11
Fourth Supplemental Indenture, dated as of May 17, 2012, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 17, 2012)

4.12
Fifth Supplemental Indenture, dated as of March 19, 2013, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2013)

4.13
Sixth Supplemental Indenture, dated as of March 7, 2014, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as trustee and Evalon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on March 7, 2014)

EXHIBITS INDEX

Exhibit No.                    Description

4.14
Credit Agreement, dated as of June 20, 2014, among Discovery Communications, LLC ("DCL"), certain wholly owned subsidiaries of DCL, as borrower, Discovery Communications, Inc., as facility guarantor, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 23, 2014)

10.1	Discovery Communications U.S. Executive Relocation Policy (incorporated by reference to Exhibit 10.1 to the Registration Statement)*

10.2	Discovery Communications Executive Benefit Summary (incorporated by reference to Exhibit 10.2 to the Registration Statement)*

10.3	Discovery Communications Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement)*

10.4	Amended and Restated Discovery Communications, LLC Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2009)*

10.5	Amended and Restated Discovery Appreciation Plan (incorporated by reference to Exhibit 10.8 to the 8-K filed on October 7, 2008)*

10.6	Discovery Communications, Inc. 2005 Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.6 to Amendment No. 2)*

10.7	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 19, 2011)*

10.8	Discovery Communications, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 16, 2013)*

10.9
Discovery Communications, Inc. 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 4.4 to the Registration Statement on From S-8 filed on October 15, 2008 (File No. 333-154312))*

10.10
Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007)*

10.11	Form of John Hendricks Option Agreement (incorporated by reference to Exhibit 10.4 to the 8-K filed on October 7, 2008)*

10.12	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 8-K filed on October 7, 2008)*

10.13	Form of 7-year Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.7 to the 8-K filed on October 7, 2008)*

10.14	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 9, 2009)*

10.15	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 4, 2009)*

10.16	Form of Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010)*

10.17	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.27 to the Form 10-K filed on February 22, 2010)*

10.18	Form of Cash-Settled Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.28 to the Form 10-K filed on February 22, 2010)*

10.19	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.29 to the Form 10-K filed on February 22, 2010)*

10.20	Form of Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 1, 2011)*

10.21	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 1, 2011)*

10.22	Form of Stock Appreciation Right Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 1, 2011)*

10.23	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 1, 2011)*

10.24	Form of David Zaslav Cash-Settled Stock Appreciation Award Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 21, 2011)*

10.25	Form of Discovery Performance Equity Program Nonqualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 16, 2013)*

10.26	Form of Discovery Communications, Inc. Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 16, 2013)*

10.27	Form of Discovery Communications, Inc. Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 16, 2013)*

10.28	Form of Discovery Performance Equity Program Cash-Settled Stock Appreciation Right Agreement for Employees (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on May 16, 2013)*

10.29	Form of Special Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2014)*

10.30	Form of David Zaslav One Year Performance Restricted Stock Unit (PRSU) Grant Agreement (incorporated by reference to Exhibit 10.45 to the Form 10-K filed on February 20, 2014)*

10.31	Form of David Zaslav Three Year Performance Restricted Stock Unit (PRSU) Grant Agreement (incorporated by reference to Exhibit 10.46 to the Form 10-K filed on February 20, 2014)*

10.32	Form of Stock Dividend Related Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on July 31, 2014)*

EXHIBITS INDEX

Exhibit No.                    Description

EXHIBITS INDEX

Exhibit No.                    Description

10.33	Form of Stock Dividend Related Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on July 31, 2014)*

10.34	Form of Stock Dividend Related Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on July 31, 2014)*

10.35	Form of Stock Dividend Related Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on July 31, 2014)*

10.36	Form of David Zaslav's Stock Dividend Related Discovery Appreciation Plan Letter (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on July 31, 2014)*

10.37	Form of David Zaslav's Stock Dividend Related Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on July 31, 2014)*

10.38	Form of David Zaslav's Stock Dividend Related Stock Appreciation Right Agreement for Pre-2014 Awards (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on July 31, 2014)*

10.39	Form of David Zaslav's Stock Dividend Related Stock Appreciation Right Agreement for the 2014 Award (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on July 31, 2014)*

10.40
Employment Agreement, dated as of November 28, 2006, between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 1”))*

10.41	Addendum to Employment Agreement dated September 9, 2009 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.2 to the 10-Q filed on November 3, 2009)*

10.42
Second Addendum to Employment Agreement dated December 15, 2011 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 21, 2011)*

10.43	Employment Agreement between Discovery Communications, Inc. and David Zaslav dated January 2, 2014 (incorporated by reference to Exhibit 10.44 to the Form 10-K filed on February 20, 2014)*

10.44	Amended and Restated Employment Agreement, dated as of April 2, 2008, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.12 to the Amendment No. 1)*

10.45
Amended and Restated Employment Agreement, dated as of July 21, 2010, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2010)*

10.46
First Amendment to Employment Agreement, dated as of July 31, 2014, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 4, 2014)*

10.47	Employment Agreement, dated as of August 8, 2014, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 4, 2014)*

EXHIBITS INDEX

Exhibit No.                    Description

10.48
Equity Stake Transition Agreement, dated as of November 5, 2008, between John Hendricks and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on February 26, 2009)*

10.49	Letter Agreement, dated as of July 30, 2008, between John Hendricks and the Compensation Committee of Discovery Communications, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2)*

10.50	Letter Agreement, dated March 25, 2014, between John Hendricks and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 6, 2014)*

10.51	Employment Agreement dated as of January 9, 2012 between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 8, 2012)*

10.52
Amendment to Employment Agreement dated as of June 1, 2012 between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.33 to the Form 10-K/A filed on February 19, 2013)*

10.53	Employment Agreement, dated as of September 18, 2014, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 4, 2014)*

10.54	Employment Agreement, dated January 14, 2014, between Jean-Briac Perrette and Discovery Communications, LLC (filed herewith)*

10.55	Form of Escrow Agreement, by and among Discovery Communications, Inc., Advance/Newhouse Programming Partnership, and the escrow agent (incorporated by reference to Exhibit 10.17 to Amendment No. 2)

10.56
Share Repurchase Agreement, entered into as of May 22, 2014, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2014)

10.57
Letter Amendment, dated August 25, 2014, between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 26, 2014)

10.58
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

EXHIBITS INDEX

Exhibit No.                    Description

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
†Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013, and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: February 19, 2015	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 19, 2015
David M. Zaslav

/s/ Andrew Warren	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2015
Andrew Warren

/s/ Kurt T. Wehner	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2015
Kurt T. Wehner

/s/ S. Decker Anstrom	Director	February 19, 2015
S. Decker Anstrom

/s/ Robert R. Beck	Director	February 19, 2015
Robert R. Beck

/s/ Robert R. Bennett	Director	February 19, 2015
Robert R. Bennett

/s/ Paul A. Gould	Director	February 19, 2015
Paul A. Gould

/s/ John C. Malone	Director	February 19, 2015
John C. Malone

/s/ Robert J. Miron	Director	February 19, 2015
Robert J. Miron

/s/ Steven A. Miron	Director	February 19, 2015
Steven A. Miron

/s/ M. LaVoy Robison	Director	February 19, 2015
M. LaVoy Robison

/s/ J. David Wargo	Director	February 19, 2015
J. David Wargo