Form 10-Q
period 2015-03-31
Discovery Communications, Inc.
filed 2015-05-05
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of April 27, 2015:

Series A Common Stock, par value $0.01 per share	149,151,675
Series B Common Stock, par value $0.01 per share	6,542,457
Series C Common Stock, par value $0.01 per share	274,205,222

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$321	$367
Receivables, net	1,431	1,433
Content rights, net	310	329
Deferred income taxes	86	87
Prepaid expenses and other current assets	321	275
Total current assets	2,469	2,491
Noncurrent content rights, net	1,991	1,973
Property and equipment, net	534	554
Goodwill	8,152	8,236
Intangible assets, net	1,855	1,971
Equity method investments	618	644
Other noncurrent assets	163	145
Total assets	$15,782	$16,014
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$205	$225
Accrued liabilities	932	1,094
Deferred revenues	175	178
Current portion of debt	453	1,107
Total current liabilities	1,765	2,604
Noncurrent portion of debt	7,036	6,046
Deferred income taxes	532	588
Other noncurrent liabilities	406	425
Total liabilities	9,739	9,663
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	752	747
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 40 and 42 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 152 and 151 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 376 and 375 shares issued	4	4
Additional paid-in capital	6,911	6,917
Treasury stock, at cost	(4,963)	(4,763)
Retained earnings	3,903	3,809
Accumulated other comprehensive loss	(569)	(368)
Total Discovery Communications, Inc. stockholders’ equity	5,289	5,602
Noncontrolling interests	2	2
Total equity	5,291	5,604
Total liabilities and equity	$15,782	$16,014
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Distribution	$758	$657
Advertising	687	689
Other	92	65
Total revenues	1,537	1,411
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	565	482
Selling, general and administrative	400	409
Depreciation and amortization	81	83
Restructuring and other charges	9	3
Total costs and expenses	1,055	977
Operating income	482	434
Interest expense	(89)	(81)
Income from equity investees, net	1	13
Other expense, net	(19)	(17)
Income from continuing operations before income taxes	375	349
Provision for income taxes	(125)	(118)
Net income	250	231
Net income attributable to redeemable noncontrolling interests	—	(1)
Net income available to Discovery Communications, Inc.	$250	$230
Net income per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Basic	$0.38	$0.33
Diluted	$0.37	$0.33
Weighted average shares outstanding:
Basic	439	468
Diluted	667	704
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2015	2014
Net income	$250	$231
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(248)	1
Derivative and market value adjustments	12	(1)
Comprehensive income	14	231
Comprehensive loss (income) attributable to redeemable noncontrolling interests	35	(1)
Comprehensive income attributable to Discovery Communications, Inc.	$49	$230
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$250	$231
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	2	19
Depreciation and amortization	81	83
Content amortization and impairment expense	407	350
Remeasurement gain on previously held equity interest	(2)	—
Equity in earnings of investee companies, net of cash distributions	1	(11)
Deferred income tax benefit	(48)	(35)
Launch amortization expense	4	2
Loss from derivative instruments	11	—
Other, net	5	11
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(10)	31
Content rights	(445)	(391)
Accounts payable and accrued liabilities	(134)	6
Equity-based compensation liabilities	(25)	(81)
Income tax receivable	3	53
Other, net	(37)	(27)
Cash provided by operating activities	63	241
Investing Activities
Purchases of property and equipment	(34)	(28)
Business acquisitions, net of cash acquired	(16)	(17)
Payments for derivative instruments	(11)	—
Distributions from equity method investees	15	16
Investments in equity method investees, net	(26)	1
Other investing activities, net	(6)	—
Cash used in investing activities	(78)	(28)
Financing Activities
Commercial paper borrowings, net	199	—
Borrowings under revolving credit facility	123	—
Principal repayments of revolving credit facility	(13)	—
Borrowings from debt, net of discount	936	415
Principal repayments of debt	(849)	—
Principal repayments of capital lease obligations	(12)	(4)
Repurchases of stock	(317)	(266)
Cash payments for equity-based plans, net	(17)	—
Hedge of borrowings from debt instruments	(29)	—
Other financing activities, net	(9)	(5)
Cash provided by financing activities	12	140
Effect of exchange rate changes on cash and cash equivalents	(43)	(4)
Net change in cash and cash equivalents	(46)	349
Cash and cash equivalents, beginning of period	367	408
Cash and cash equivalents, end of period	$321	$757
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2015	2014
Supplemental Cash Flow Information
Cash paid for taxes, net	$218	$41
Cash paid for interest, net as reported in operating activities	$41	$20
Noncash Investing and Financing Transactions
Assets acquired under capital lease arrangements	$—	$14
Accrued purchases of property and equipment	$6	$7
Amounts obligated under contingent consideration arrangements	$10	$—
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$5,602	$2	$5,604	$6,196	$1	$6,197
Comprehensive income	49	—	49	230	—	230
Repurchases of stock	(317)	—	(317)	(266)	—	(266)
Equity-based compensation	11	—	11	20	—	20
Excess tax benefits from equity-based compensation	5	—	5	16	—	16
Tax settlements associated with equity-based compensation	(26)	—	(26)	(26)	—	(26)
Issuance of common stock in connection with equity-based compensation plans	4	—	4	10	—	10
Other adjustments for equity-based compensation plans	—	—	—	(1)	—	(1)
Redeemable noncontrolling interest adjustments to redemption value	(39)	—	(39)	1	—	1
Ending balance	$5,289	$2	$5,291	$6,180	$1	$6,181
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including pay-TV, free-to-air and broadcast television networks, websites, digital distribution arrangements and content licensing agreements. The Company also develops and sells curriculum-based education products and services and operates production studios. The Company classifies its operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and websites, and International Networks, consisting principally of international television networks, radio stations and websites; and two combined operating segments referred to as Education and Other, consisting principally of curriculum-based product and service offerings and production studios. Financial information for Discovery’s reportable segments is discussed in Note 16.
Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. For each non-wholly owned subsidiary, the Company evaluates its ownership and other interests to determine whether it should consolidate the entity or account for its ownership interest as an investment. As part of its evaluation, the Company makes judgments in determining whether the entity is a variable interest entity ("VIE") and, if so, whether it is the primary beneficiary of the VIE and is thus required to consolidate the entity. (See Note 3.) Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
Recasting of Certain Prior Period Information
The Company’s reportable segments are determined based on (i) financial information reviewed by its chief operating decision maker (“CODM”), the Chief Executive Officer ("CEO"), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. As of December 31, 2014, the Company changed its organizational structure and reorganized its production studios into an operating segment. Previously, components of this segment were part of the U.S. Networks and International Networks segments. The Company has recast amounts for the three months ended March 31, 2014 and total assets by segment as of December 31, 2014 to conform to the current structure for internally managing and monitoring segment performance. The segment does not meet the quantitative thresholds of a separate reportable segment and has been combined with the Education operating segment, which also does not meet the quantitative thresholds of a separate reportable segment. The combined results are referred to as Education and Other for financial statement presentation in all periods as a reconciling item to consolidated figures. (See Note 16.)
Stock Split Effected in the Form of a Share Dividend
On May 16, 2014, Discovery's Board of Directors approved a stock split effected in the form of a share dividend (the "2014 Share Dividend") of one share of the Company's Series C common stock on each issued and outstanding share of Series A, Series B, and Series C common stock. The stock split did not change the number of treasury shares or the number of outstanding preferred shares, but the conversion ratio on the preferred shares was adjusted as a result of the stock split. (See Note 9.) The 2014 Share Dividend was distributed on August 6, 2014 to stockholders of record on July 28, 2014 and has been accounted for as a 2 for 1 stock split. All share and per share data for earnings per share has been retroactively adjusted to give effect to the 2014 Share Dividend.
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually re-evaluates its estimates, judgments and assumptions, and management’s evaluation could change. These estimates are sometimes complex, sensitive to changes in assumptions and require fair value determinations using Level 3 fair value measurements. Actual results may differ materially from those estimates.
Estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, equity-based compensation, income taxes, other financial instruments, and contingencies.
Accounting and Reporting Pronouncements Not Yet Adopted
Presentation of Debt Issuance Cost
In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance requiring all debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt instead of being presented in the balance sheet as a deferred charge. The new standard will be effective for reporting periods beginning after December 15, 2015 and should be adopted retrospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the consolidated financial statements.
Business Consolidation
In February 2015, the FASB issued guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, this guidance amends the consolidation guidance for VIEs and general partners' investments in limited partnerships, and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The new standard will be effective for reporting periods beginning after December 15, 2015 and can be adopted either retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments regarding conditions or events that raise substantial doubt about the Company's ability to continue as a going concern and to provide related disclosures, if applicable. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material effect on the consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which applies a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles with respect to the measurement of revenue and timing of recognition. The Company will recognize revenue to reflect the transfer of goods or services to customers at an amount that it expects to be entitled to receive in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. In April 2015, the FASB proposed a one-year deferral of the pronouncement's effective date to annual reporting periods beginning after December 15, 2017, and the interim periods within those years. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world, including the largest distributors in the U.S. and major international distributors. In the U.S., approximately 90% of distribution revenue comes from the top 10 distributors. Outside of the U.S., approximately 45% of distribution revenue comes from the top 10 distributors. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2015 through 2021. One of the Company's top 10 U.S. distribution agreements will expire prior to June 30, 2015. Negotiations to renew agreements with distributors can be contentious and, in some cases, those negotiations may not be completed prior to the end of the existing contract. Although the Company is seeking to renew its agreements with its distributors, a delay in securing a renewal that results in a service disruption,

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

a failure to secure a renewal, or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue which is impacted by affiliate subscriber levels and viewership.
No individual customer accounted for more than 10% of total consolidated revenues for the three months ended March 31, 2015 or 2014. As of March 31, 2015 and December 31, 2014, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of March 31, 2015, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Eurosport
On December 21, 2012, the Company acquired a 20% ownership interest in Eurosport, which includes both Eurosport International and Eurosport France, and was accounted for as an equity method investment. On May 30, 2014, the Company acquired a controlling 31% interest in Eurosport International for €259 million ($351 million) and committed to acquire a similar controlling interest in Eurosport France upon resolution of certain regulatory matters. The outstanding regulatory matters in France were subsequently resolved and on March 31, 2015, the Company completed its acquisition of an additional 31% interest in Eurosport France for €38 million ($40 million), giving the Company a 51% controlling stake in Eurosport. The Company recognized gains of $29 million and $2 million during the three months ended June 30, 2014 and March 31, 2015, respectively, to account for the difference between the carrying value and the fair value of the previously held 20% equity method investments in Eurosport International and Eurosport France, respectively. The gains were included in other expense, net in the Company's consolidated statements of operations. (See Note 13.)
Eurosport is a a leading pan-European sports media platform. The flagship Eurosport network focuses on regionally popular sports, such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast), Eurosport Asia-Pacific, and Eurosportnews. The acquisitions are intended to increase the growth of Eurosport and enhance the Company's pay television offerings in Europe.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocations. The fair value of the assets acquired, liabilities assumed, noncontrolling interests recognized and the remeasurement gains recorded on the previously held equity interests is presented in the table below (in millions). The Company's process of identifying the assets acquired and the liabilities assumed and determining their fair values for Eurosport France is not complete as of the date of this filing, principally with respect to liabilities assumed and income taxes.

	Eurosport France (Provisional)	Eurosport International
	March 31, 2015	May 30, 2014
Goodwill	$72	$785
Intangible assets	40	467
Other assets acquired	20	169
Cash	35	47
Removal of TF1 put right	2	27
Currency translation adjustment	(6)	7
Remeasurement gain on previously held equity interest	(2)	(29)
Liabilities assumed	(26)	(169)
Deferred tax liabilities	(14)	(164)
Redeemable noncontrolling interest	(60)	(558)
Carrying value of previously held equity interest	(21)	(231)
Net assets acquired	$40	$351
TF1 has the right to put the entirety of its remaining 49% noncontrolling interest in Eurosport to the Company during two 90-day windows in the two and a half years after May 30, 2014. If the put right is exercised during the first 90-day window beginning July 1, 2015, it has a floor value equal to 49% of the fair value of Eurosport on May 30, 2014, which was approximately €466 million ($500 million as of March 31, 2015), to be adjusted for working capital items upon closing. If the put right is exercised during the second 90-day window beginning July 1, 2016, it will be priced at 49% of the then-current fair value of Eurosport, or as may be agreed between the Company and TF1. As the exercise of TF1's put right is outside the control of the Company, TF1's 49% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. (See Note 8.)
The goodwill reflects the workforce and synergies expected from increased pan-European market penetration as the operations of Eurosport and the Company are combined. The goodwill recorded as part of this acquisition is assigned to the Eurosport reporting unit, which is a component of the Company's International Networks segment. The goodwill recorded as part of this acquisition is not amortizable for tax purposes. Intangible assets primarily consist of distribution and advertising customer relationships, advertiser backlog and trademarks with a weighted average estimated useful life of 10 years.
Discovery Family (formerly known as the Hub Network)
On September 23, 2014, the Company acquired an additional 10% ownership interest in Discovery Family from Hasbro, Inc. ("Hasbro") for $64 million and obtained control of the joint venture. Discovery Family is a pay television network in the U.S. that provides entertainment for children and families. The purchase increased the Company's ownership interest from 50% to 60%. As a result, the Company changed its accounting for Discovery Family from an equity method investment to a consolidated subsidiary. There was no gain or loss recorded at the time of acquisition as the fair value was equal to the carrying amount of the Company's previously held equity method investment in Discovery Family as of the acquisition date. The acquisition of Discovery Family supports the Company's strategic priority of broadening the scope of the network to increase viewership. The network rebrand to Discovery Family occurred on October 13, 2014.

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
Hasbro has the right to put the entirety of its remaining 40% noncontrolling interest to the Company for one year after December 31, 2021, or in the event that Discovery does not meet a performance obligation related to the network. As the exercise of Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. (See Note 8.) Embedded in the redeemable noncontrolling interest is the value of a Discovery call right exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the interest being purchased is generally a function of the then fair market value of the interest, to which certain discounts and floor values may apply in specified situations, depending upon the party exercising the put or call, the basis for the exercise of the put or call, and the determined fair market value of the network at the time of exercise.
The goodwill reflects the workforce and synergies expected from combining the operations of Discovery Family with the Company's existing U.S. networks. The goodwill recorded as part of this acquisition is assigned to the U.S. Networks reporting unit. It is not amortizable for tax purposes. Intangible assets primarily consist of distribution customer relationships with an estimated useful life of 25 years, based on three renewals and a contractual renewal term of 8 years.
Other
In 2015, the Company acquired a free-to-air network in Italy for total consideration of $21 million, net of cash acquired. Total consideration, net of cash acquired, includes $10 million of contingent consideration. The Company provisionally recorded $10 million and $13 million of goodwill and intangible assets, respectively, in connection with this acquisition. The goodwill reflects the synergies and regional market penetration from combining the operations of these acquisitions with the Company.
In 2014, the Company acquired several other unrelated businesses for total consideration of $40 million, net of cash acquired. The Company recorded $37 million and $10 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included a factual entertainment production company in the U.K. and cable networks in New Zealand. The goodwill reflects the synergies and market expansion from combining the operations of these acquisitions with the Company.
Pro Forma Financial Information
The following table presents the unaudited pro forma results of the Company as though all of the business combinations discussed above for 2015 had been made on January 1, 2014 and for 2014 had been made on January 1, 2013. These pro forma results do not necessarily represent what would have occurred if all the business combinations above had taken place on January 1, 2014 and 2013, as applicable, nor do they represent the results that may occur in the future. This pro forma financial information includes the historical financial statement amounts of Discovery and its business combinations with the following adjustments: 1) the Company converted historical financial statements to GAAP, 2) the Company applied its accounting policies, 3) the Company adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2014 and 2013, as applicable, 4) the Company removed the gain recognized upon the consolidation of previously held equity interest in 2015 and reclassified them to 2014, 5) the Company adjusted amounts for the mark-to-market of the TF1 put liabilities recognized in connection with previously held equity interests and reclassified them to 2013, and 6) the Company included adjustments for income taxes associated with these pro forma adjustments.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis (in millions).

	Pro forma
	Three Months Ended March 31,
	2015	2014
Revenue	$1,550	$1,589
Net income	249	238
Impact of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents the revenue and earnings of the business combinations discussed above as reported within the consolidated financial statements for the three months ended March 31, 2015 (in millions). Amounts for the three months ended March 31, 2014 were immaterial.

Three Months Ended March 31,
2015
Revenues:
Distribution	$97
Advertising	23
Other	32
Total revenues	$152

Net income	$5
Dispositions
HowStuffWorks, LLC
On May 30, 2014, Discovery sold HowStuffWorks, LLC ("HSW"), a commercial website which uses various media to explain complex concepts, terminology and mechanisms, to Blucora, Inc. (“Blucora”). Blucora paid Discovery $45 million, and Discovery recorded a pretax gain of $31 million upon completion of the sale. HSW was part of the U.S. Networks operating segment.
NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	March 31, 2015	December 31, 2014
Trading securities:
Money market mutual funds	Cash and cash equivalents	$16	$—
Mutual funds	Prepaid expenses and other current assets	150	147
Equity method investments	Equity method investments	618	644
Cost method investments	Other noncurrent assets	29	29
Total investments		$813	$820
Trading Securities
Trading securities include investments in money market mutual funds with original maturities of 90 days or less and mutual funds held in a separate trust which are owned as part of the Company’s supplemental retirement plan. (See Note 4.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity Method Investments
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
OWN
OWN is a pay-TV network and website that provides adult lifestyle content, which is focused on self-discovery, self-improvement and entertainment. Since the initial equity was not sufficient to fund OWN's activities without additional subordinated financial support in the form of a note receivable held by the Company, OWN is a VIE. While the Company and Harpo, Inc. ("Harpo") are partners who share equally in voting control, power is not shared because Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel, that significantly impact OWN’s economic performance. Accordingly, the Company has determined that it is not the primary beneficiary of OWN and accounts for its investment in OWN using the equity method. However, the Company provides OWN funding, content licenses, and services, such as distribution, sales and administrative support, for a fee. (See Note 14.)
The Company's combined advances to and note receivable from OWN, including accrued interest, were $452 million and $457 million as of March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015, the Company received net repayments of $13 million from OWN and accrued interest on the note receivable of $8 million. During the three months ended March 31, 2014, the Company received net repayments of $19 million from OWN and accrued interest on the note receivable of $9 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company will provide additional funding to OWN, if necessary, and expects to recoup amounts funded. The funding to OWN accrues interest at 7.5% compounded annually. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo. OWN began repaying amounts owed to the Company during 2013.
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company had recognized $104 million, or 100%, of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began again to record 100% of OWN’s net losses. Although OWN has become profitable, the Company will record 100% of any net losses to the extent they occur resulting from OWN's operations as long as Discovery has provided all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's future net income will initially be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest.
The carrying value of the Company’s investment in OWN of $423 million and $424 million as of March 31, 2015 and December 31, 2014, respectively, includes the Company's note receivable and accumulated investment losses. There is a possibility that the results of OWN’s future operations will fall below the long-term projections. The Company monitors the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. There has been no impairment of the OWN note receivable.
Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount every two and a half years commencing January 1, 2016. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fourth put exercise date. The Company has not recorded amounts for the put right because the fair value of this put right was zero as of March 31, 2015 and December 31, 2014.
Other Equity Method Investments
Other equity method investments include ownership interests in unconsolidated ventures, including VIEs other than OWN. As of March 31, 2015, the Company’s estimated risk of loss for all its VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $482 million. The Company's estimated risk of loss excludes the non-contractual future funding of VIEs.
On March 31, 2015 and May 30, 2014, the Company acquired from TF1 a controlling interest in each of its Eurosport France and Eurosport International equity method investments by increasing its ownership stake from 20% to 51%. The Company paid approximately €38 million ($40 million) and €259 million ($351 million) for the additional interest in Eurosport France and

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Eurosport International, respectively. As a result, the Company changed its accounting for Eurosport France and Eurosport International from equity method investments to consolidated subsidiaries as of their respective acquisition dates. (See Note 2.)
On September 23, 2014, the Company acquired an additional 10% ownership interest in Discovery Family for $64 million and obtained a controlling financial interest. The purchase increased the Company's interest from 50% to 60%. As a result, the Company changed its accounting for Discovery Family from an equity method investment to a consolidated subsidiary. (See Note 2.)
On September 23, 2014, the Company acquired a 50% equity method ownership interest in All3Media, a production studio company with an enterprise value of £556 million ($912 million), for a cash payment of £90 million ($147 million). All3Media recapitalized its debt structure to effect the transaction.
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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2015
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Money market mutual funds	Cash and cash equivalents	$16	$—	$—	$16
Mutual funds	Prepaid expenses and other current assets	150	—	—	150
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	35	—	35
Foreign exchange	Other noncurrent assets	—	7	—	7
Total		$166	$42	$—	$208
Liabilities:
Deferred compensation plan	Accrued liabilities	$150	$—	$—	$150
Derivatives:
Foreign exchange	Accrued liabilities	—	1	—	1
Total		$150	$1	$—	$151

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Trading securities are comprised of investments in money market mutual funds with original maturities of 90 days or less and mutual funds held in a separate trust which are owned as part of the Company’s deferred compensation plan. The fair value of Level 1 trading securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair value of the deferred compensation plan liability was determined based on the fair value of the related investments elected by employees.
Derivative financial instruments are comprised of foreign exchange contracts used by the Company to modify its exposure to market risks from foreign exchange rates and interest rate contracts used to modify exposure to market risks from interest rates for forecasted issuances of debt. The fair value of Level 2 derivative financial instruments was determined using a market-based approach.
Prior to the consolidation of Eurosport France on March 31, 2015, TF1 had a conditional right to require Discovery to purchase its remaining shares in Eurosport France. (See Note 2.)
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.4 billion and $7.2 billion as of March 31, 2015 and December 31, 2014, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	March 31, 2015	December 31, 2014
Produced content rights:
Completed	$3,392	$3,242
In-production	363	377
Coproduced content rights:
Completed	732	696
In-production	72	83
Licensed content rights:
Acquired	982	949
Prepaid	71	82
Content rights, at cost	5,612	5,429
Accumulated amortization	(3,311)	(3,127)
Total content rights, net	2,301	2,302
Current portion	(310)	(329)
Noncurrent portion	$1,991	$1,973
Content expense is included in costs of revenues on the consolidated statements of operations and consisted of the following (in millions).

	Three months ended March 31,
	2015	2014
Content amortization	$403	$344
Other production charges	53	27
Content impairments	4	6
Total content expense	$460	$377

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	March 31, 2015	December 31, 2014
3.70% Senior Notes, semi-annual interest, due June 2015	$—	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
2.375% Senior Notes, euro denominated, annual interest, due March 2022	322	365
3.30% Senior Notes, semi-annual interest, due May 2022	500	500
3.25% Senior Notes, semi-annual interest, due April 2023	350	350
3.45% Senior Notes, semi-annual interest, due March 2025	300	—
1.90% Senior Notes, euro denominated, annual interest, due March 2027	645	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	500
4.875% Senior Notes, semi-annual interest, due April 2043	850	850
Revolving credit facility	145	38
Capital lease obligations	167	187
Commercial paper	428	229
Total debt	7,507	7,169
Unamortized discount	(18)	(16)
Debt, net	7,489	7,153
Current portion of debt	(453)	(1,107)
Noncurrent portion of debt	$7,036	$6,046
Senior Notes
On March 19, 2015, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued €600 million principal amount ($637 million, at issuance based on the exchange rate of $1.06 per euro at March 19, 2015) of 1.90% Senior Notes due March 19, 2027 (the "2015 Euro Notes"). The proceeds received by DCL from the offering were net of a $1 million issuance discount and $4 million of deferred financing costs. Interest on the 2015 Euro Notes is payable annually on March 19 of each year. The 2015 Euro Notes are denominated in euro and expose Discovery to fluctuations in foreign exchange rates in that currency. The current balance of the 2015 Euro Notes reflects changes in exchange rates; there have been no other changes to the balance. Discovery has reported the change in remeasurement for these 2015 Euro Notes as a component of other expense, net in the consolidated statements of operations.
On March 2, 2015, DCL issued $300 million principal amount of 3.45% Senior Notes due March 15, 2025 (the "2015 USD Notes"). The proceeds received by DCL from the offering were net of $2 million of deferred financing costs. Interest on the 2015 USD Notes is payable semi-annually on March 15 and September 15 of each year. In contemplation of the issuance of the 2015 USD Notes, the Company terminated and settled all interest rate forward contracts with its counterparties, which were designated as cash flow hedges used to hedge the pricing of the 2015 USD Notes (see Note 7).
DCL has the option to redeem some or all of the 2015 Euro Notes and 2015 USD Notes at any time prior to their maturity by paying a make-whole premium plus accrued and unpaid interest, if any, through the date of repurchase. The 2015 Euro Notes and 2015 USD Notes are unsecured and rank equally in right of payment with all of DCL's other unsecured senior indebtedness. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain nonfinancial covenants, events of default and other customary provisions. The Company and DCL were in compliance with all covenants and customary provisions under DCL's outstanding senior notes, and there were no events of default as of March 31, 2015.
On March 31, 2015, the Company redeemed its $850 million aggregate principal amount of 3.70% Senior Notes that had an original maturity of June 1, 2015. The repayment included a payment of $1 million for the original issue discount on the 3.70% Senior Notes and resulted in a pretax loss on extinguishment of debt of $5 million for make-whole premiums. The loss on extinguishment of debt was reflected as a component of interest expense in the consolidated statements of operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facilities
DCL's revolving credit facility allows DCL and certain designated foreign subsidiaries of DCL to borrow up to $1.5 billion, including a $750 million sublimit for multi-currency borrowings, a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program discussed below. DCL also has the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. The revolving credit facility agreement provides for a maturity date of June 20, 2019.
The Company had outstanding borrowings of $145 million at a weighted average interest rate of 1.40% under the revolving credit facility as of March 31, 2015, of which $55 million was denominated in foreign currencies, and $38 million at a weighted average interest rate of 1.98% as of December 31, 2014. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt. For dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. For borrowings denominated in foreign currencies, the interest rate is based on adjusted LIBOR, plus a margin. The current margins are 1.10% and 0.10%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.15% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of March 31, 2015, the Company, DCL and the other borrowers were in compliance with all covenants, and there were no events of default under the revolving credit facility.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $428 million with a weighted average interest rate of approximately 0.6% as of March 31, 2015 and $229 million with a weighted average interest rate of approximately 0.6% as of December 31, 2014. The Company's outstanding commercial paper borrowings as of March 31, 2015 and December 31, 2014 had maturities of less than 90 days.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
The Company designates foreign currency forward contracts as cash flow hedges to mitigate foreign currency risk arising from third-party revenue and inter-company licensing agreements. The Company also designates interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. Gains and losses on the effective portion of designated cash flow hedges are initially recorded in accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the statements of operations in the same line item in which the hedged item is recorded in the same period as the hedged item affects earnings. If it becomes probable that a forecasted transaction will not occur, any related gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets are reclassified to other expense, net on the consolidated statements of operations in that period.
During the three months ended March 31, 2015, the Company terminated and settled its interest rate cash flow hedges following the pricing of the 2015 USD Notes. The total notional value of the interest rate forward contracts at the termination date was $490 million, which exceeded the $300 million principal amount of the 2015 USD Notes. (See Note 6.) Of the $40 million pretax loss recorded in accumulated other comprehensive loss at the termination date, $29 million was an effective cash flow hedge that will be amortized as an adjustment to interest expense over the ten year term of the 2015 USD Notes consistent with amortization of the debt discount. The remaining $11 million was reclassified into earnings during the three months ended March 31, 2015, because the forecasted borrowing transaction was no longer probable.
The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to mitigate economic exposures of the Company. Realized and unrealized gains and losses on contracts that do not qualify for hedge accounting are reflected in other expense, net on the consolidated statements of operations.
The Company records all unsettled derivative contracts at their gross fair values on the consolidated balance sheet (see Note 4). There were no amounts eligible to be offset under master netting agreements as of March 31, 2015 and December 31, 2014.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows from the hedged item. For example, the cash paid to settle the effective portion of interest rate derivatives intended to hedge the pricing of the 2015 USD Notes during the three months ended March 31, 2015 is reported as a financing activity in the consolidated statements of cash flows consistent with the classification of cash proceeds from borrowings of debt, net of discount. The cash flows from the ineffective portion of derivative instruments used as hedges and derivative contracts not designated as hedges are reported as investing activities in the consolidated statements of cash flows.
The following table summarizes the notional amount and fair value of the Company's derivative positions (in millions).

		March 31, 2015		December 31, 2014
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$541	$35	$425	$17
Foreign exchange	Other noncurrent assets	177	7	20	7
Foreign exchange	Accrued liabilities	94	1	35	1
Interest rate	Accrued liabilities	—	—	475	28
Foreign exchange	Other noncurrent liabilities	16	—	—	—
Derivatives not designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	—	—	3	—
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Three Months Ended March 31,
	2015	2014
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange	$26	$(2)
Interest rate	(12)	—
Gains reclassified into income from accumulated other comprehensive loss (effective portion):
Foreign exchange - distribution revenue	3	—
Foreign exchange - costs of revenues	2	—
Foreign exchange - other expense, net	1	1
Losses reclassified into income from accumulated other comprehensive loss (ineffective portion):
Interest rate - other expense, net	(11)	—
Based on fair values as of March 31, 2015, $30 million of net deferred gains are expected to be reclassified from accumulated other comprehensive loss into income in the next twelve months.
NOTE 8. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive (loss) income; however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. Any adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to income from continuing operations available to Discovery Communications, Inc. stockholders in the calculation of earnings per share. None of the current period adjustments reflect a redemption in excess of fair value. (See Note 12.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended March 31,
	2015	2014
Beginning balance	$747	$36
Initial fair value of redeemable noncontrolling interests of acquired businesses	60	—
Comprehensive (loss) income adjustments:
Net income attributable to redeemable noncontrolling interests	—	1
Other comprehensive loss attributable to redeemable noncontrolling interests	(35)	—
Currency translation on redemption values	(59)	1
Retained earnings adjustments:
Adjustments to redemption values	39	(1)
Ending balance	$752	$37
Redeemable noncontrolling interests consist of the following arrangements:
In connection with the acquisition of a controlling interest in Eurosport France on March 31, 2015 and Eurosport International on May 30, 2014, the Company recognized $60 million and $558 million, respectively, for TF1's noncontrolling interest. TF1 has the right to put the entirety of its remaining 49% non-controlling interest in Eurosport to the Company during two 90-day windows in the two and a half years after May 30, 2014. If the put right is exercised during the first 90-day window beginning July 1, 2015, it has a floor value equal to 49% of the fair value denominated in euro of Eurosport on May 30, 2014, which was approximately €466 million ($500 million as of March 31, 2015), to be adjusted for working capital items upon closing. If the put right is exercised during the second 90-day window beginning July 1, 2016, it will be priced at 49% of the current fair value denominated in euro of Eurosport, or as may be agreed between the Company and TF1. As TF1's put right is outside the control of the Company, TF1's 49% noncontrolling interest in Eurosport is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. (See Note 2.)
In connection with the acquisition of a controlling interest in Discovery Family on September 23, 2014, the Company recognized $238 million for Hasbro's noncontrolling interest in Discovery Family. Hasbro has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the interest being purchased is generally a function of the then-current fair market value of the interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. (See Note 2.)
In connection with the acquisition of a controlling interest in Discovery Japan on January 10, 2013, J:COM obtained the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. Through January 10, 2017, the redemption value is the January 10, 2013 fair value denominated in Japanese yen; thereafter, the redemption value is the greater of the then-current fair value or the January 10, 2013 fair value denominated in Japanese yen.
NOTE 9. EQUITY
Common Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. Over the life of the program authorization under the stock repurchase program has totaled $5.5 billion. As of March 31, 2015, the Company had remaining authorization of $538 million for future repurchases under the stock repurchase program, which will expire on February 3, 2016.
All common stock repurchases have been made through open market transactions and were funded using cash on hand and the issuance of debt. As of March 31, 2015, the Company had repurchased over the life of the program 2.8 million and 97.7

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $4.8 billion, respectively. The table below presents a summary of stock repurchases (in millions).

	Three Months Ended March 31,
	2015	2014
Series C Common Stock:
Shares repurchased	6.4	3.4
Purchase price	$200	$266
Repurchased common stock is recorded in treasury stock on the consolidated balance sheet. The stock split in the form of a share dividend was not applied to the Company's treasury shares. (See Note 1.) Accordingly, the number of common shares repurchased under the common stock repurchase program has not been retroactively adjusted to give effect to the stock split.
Preferred Stock Conversion and Repurchase
The Company has an agreement with Advance/Newhouse Programming Partnership (“Advance/Newhouse”) to repurchase on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per preferred share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Series C conversion rate changed from one to two upon the August 6, 2014 effective date of the stock split in the form of a share dividend. (See Note 1.) The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During the three months ended March 31, 2015, the Company converted and retired 1.7 million shares of its Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $117 million. Based on the number of shares of Series C common stock purchased during the three months ended March 31, 2015, the Company expects to convert and retire 1.4 million shares of its Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $85 million on or about May 7, 2015. The expected purchase of these shares has not been recognized as a liability on the Company's consolidated balance sheet as of March 31, 2015 due to certain termination rights held by Discovery and Advance/Newhouse in the preferred stock conversion and repurchase arrangement. The repurchase transactions are recorded as a decrease of par value of preferred stock and retained earnings upon settlement using cash on hand as there is no remaining additional paid-in capital for this class of stock.
Common Stock
On February 13, 2014, John C. Malone, a member of Discovery’s Board of Directors, entered into an agreement granting David Zaslav, the Company’s President and CEO, certain voting and purchase rights with respect to the approximately 5.9 million shares of the Company’s Series B common stock owned by Dr. Malone. The agreement gives Mr. Zaslav the right to vote the Series B shares if Dr. Malone is not otherwise voting or directing the vote of those shares. The agreement also provides that if Dr. Malone proposes to sell the Series B shares, Mr. Zaslav will have the first right to negotiate for the purchase of the shares. If that negotiation is not successful and Dr. Malone proposed to sell the Series B shares to a third party, Mr. Zaslav will have the exclusive right to match that offer. The rights granted under the agreement will remain in effect for as long as Mr. Zaslav is either employed as the principal executive officer of the Company or serving on its Board of Directors.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Comprehensive (Loss) Income
The table below presents the tax effects related to each component of other comprehensive (loss) income and reclassifications made into the consolidated statements of operations (in millions).

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments:
Unrealized (losses) gains	$(265)	$11	$(254)	$2	$(1)	$1
Reclassifications to other expense, net	6	—	6	—	—	—
Derivative and market value adjustments:
Unrealized gains (losses)	14	(6)	8	(1)	1	—
Reclassifications to distribution revenue	(3)	1	(2)	—	—	—
Reclassifications to costs of revenues	(2)	1	(1)	—	—	—
Reclassifications to other expense, net	10	(3)	7	(1)	—	(1)
Other comprehensive loss	$(240)	$4	$(236)	$—	$—	$—
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income
Beginning balance	$(367)	$(1)	$(368)	$(8)	$12	$4
Other comprehensive (loss) income before reclassifications	(254)	8	(246)	1	—	1
Reclassifications from accumulated other comprehensive loss to net income	6	4	10	—	(1)	(1)
Other comprehensive (loss) income	(248)	12	(236)	1	(1)	—
Other comprehensive loss attributable to redeemable noncontrolling interests	35	—	35	—	—	—
Ending balance	$(580)	$11	$(569)	$(7)	$11	$4

NOTE 10. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which stock options, time-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs"), stock appreciation rights ("SARs") and unit awards have been issued. During the three months ended March 31, 2015, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2014 Form 10-K.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended March 31,
	2015	2014
Stock options	$5	$9
RSUs	4	4
PRSUs	2	7
Unit awards	(2)	1
SARs	(8)	(2)
ESPP	1	—
Total equity-based compensation expense	$2	$19
Tax benefit recognized	$1	$7
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. As of March 31, 2015 and December 31, 2014, the Company recorded total liabilities for cash-settled and other liability-classified equity-based compensation awards of $49 million and $84 million, respectively. The current portion of the liability for cash-settled and other liability-classified equity-based compensation awards was $10 million and $32 million as of March 31, 2015 and December 31, 2014, respectively.
During the three months ended March 31, 2015, the Company granted 2.6 million stock options at a weighted average exercise price of $32.13. During the three months ended March 31, 2015, the Company granted 1.0 million, 0.5 million and 1.9 million of RSUs, PRSUs and SARs, respectively, at a weighted average grant price of $32.26, $31.68 and $32.68, respectively.
The table below presents unrecognized compensation cost, net of expected forfeitures, related to non-vested equity-based awards and the weighted average amortization period over which these expenses will be recognized as of March 31, 2015 (in millions, except years).

	Unrecognized Compensation Cost, Net of Forfeitures	Weighted Average Amortization Period (years)
PRSUs	$56	1.9
RSUs	54	3.1
Stock options	42	2.6
SARs	14	1.7
Total unrecognized compensation cost, net of expected forfeitures	$166
During the three months ended March 31, 2015, the Company made cash payments of $14 million to settle all remaining unit awards.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11. INCOME TAXES
The Company's provisions for income taxes on income from continuing operations were $125 million and $118 million, and the effective income tax rates were 33% and 34% for the three months ended March 31, 2015 and 2014, respectively. The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended March 31,
	2015	2014
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	2%	3%
Effect of foreign operations	—%	(1)%
Domestic production activity deductions	(4)%	(3)%
Change in uncertain tax positions	—%	(2)%
Other, net	—%	2%
Effective income tax rate	33%	34%
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under examination by the IRS for its 2011 and 2010 consolidated federal income tax returns. The Company does not anticipate any material adjustments. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006.
The Company's reserves for uncertain tax positions at March 31, 2015 and December 31, 2014 totaled $178 million and $176 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $90 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of March 31, 2015 and December 31, 2014, the Company had accrued approximately $17 million of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 12. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method which distinguishes between the classes of common securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock and the Series C convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as converted basis with respect to income available to Discovery Communications, Inc. Following the 2014 Share Dividend on August 6, 2014, each share of Series C convertible preferred stock was convertible into two shares of Series C common stock. As a result of the change in conversion ratio, which did not impact the economic rights of any of the stockholders, and which occurred as a result of the 2014 Share Dividend, the Company recast all prior period earnings per share presentations to be consistent with the current period. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. Any adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to net income available to Discovery Communications, Inc. stockholders in the calculation of earnings per share.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the computation for income available to Discovery Communications, Inc. stockholders (in millions).

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$250	$231
Less:
Allocation of undistributed income to Series A convertible preferred stock	(53)	(47)
Net income attributable to redeemable noncontrolling interests	—	(1)
Redeemable noncontrolling interest adjustments to redemption value	—	1
Net income available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders for basic net income per share	$197	$184
Allocation of net income available to Discovery Communications Inc., net of taxes, to Series A, B and C common stockholders and Series C convertible preferred stockholders for basic net income per share:

Series A, B and C common stockholders	166	155
Series C convertible preferred stockholders	31	29
Total	197	184
Add:
Allocation of undistributed income to Series A convertible preferred stockholders	53	47
Net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share	$250	$231
Net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share. For the three months ended March 31, 2015 and 2014, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $30 million and $29 million, respectively.
The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Three Months Ended March 31,
	2015	2014
Denominator:
Weighted average Series A, B and C common shares outstanding — basic	439	468
Weighted average impact of assumed preferred stock conversion	223	229
Weighted average dilutive effect of equity-based awards	5	7
Weighted average Series A, B and C common shares outstanding — diluted	667	704

Weighted average Series C convertible preferred stock outstanding — basic and diluted	41	44
The weighted average number of diluted shares outstanding adjusts the weighted average number of shares of Series A, B and C common stock outstanding for the potential dilution that would occur if common stock equivalents, including convertible preferred stock and equity-based awards, were converted into common stock or exercised, calculated using the treasury stock method. Series A, B and C diluted common stock includes the impact of the conversion of Series A preferred stock, the impact of

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the conversion of Series C preferred stock, and the impact of equity-based compensation. Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
The table below sets forth the Company's calculated earnings per share.

	Three Months Ended March 31,
	2015	2014
Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.38	$0.33
Series C convertible preferred stockholders	$0.76	$0.66

Diluted net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.37	$0.33
Series C convertible preferred stockholders	$0.74	$0.66
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

	Three Months Ended March 31,
	2015	2014
Anti-dilutive stock options, PRSUs and RSUs	6	3
PRSUs whose performance targets have not been achieved	3	4
NOTE 13. SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
Accrued liabilities consisted of the following (in millions).

	March 31, 2015	December 31, 2014
Accrued payroll and related benefits	$347	$441
Content rights payable	211	198
Accrued interest	96	50
Accrued income taxes	57	120
Current portion of equity-based compensation liabilities	10	32
Other accrued liabilities	211	253
Total accrued liabilities	$932	$1,094

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Expense, Net
Other expense, net consisted of the following (in millions).

	Three Months Ended March 31,
	2015	2014
Foreign currency losses, net	$(12)	$(11)
Loss on derivative instruments	(11)	—
Remeasurement gain on previously held equity interest	2	—
Other income (expense), net	2	(6)
Total other expense, net	$(19)	$(17)
Cash Payments for Equity-Based Plans, Net
Cash proceeds from equity-based plans, net consisted of the following (in millions).

	Three Months Ended March 31,
	2015	2014
Tax settlements associated with equity-based plans	$(26)	$(26)
Excess tax benefits from equity-based compensation	5	16
Proceeds from issuance of common stock in connection with equity-based plans	4	10
Total cash payments for equity-based plans, net	$(17)	$—
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 25% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 46% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements.
Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as OWN and All3Media, or minority partners of consolidated subsidiaries, such as Hasbro.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2015	2014
Revenues and service charges:
Liberty Group	$40	$38
Equity method investees	24	21
Other	8	8
Total revenues and service charges	$72	$67
Interest income(a)	$8	$9
Expenses	$(21)	$(10)

(a) The Company records interest earnings from loans to equity method investees as a component of income from equity investees, net, in the consolidated statements of operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents receivables due from related parties (in millions).

	March 31, 2015	December 31, 2014
Receivables	$38	$37
Note receivable (see Note 3)	$452	$457
NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and capital leases, employment contracts, arrangements to purchase various goods and services, future funding commitments to equity method investees, and the conditional obligation to issue or acquire additional shares of preferred stock (see Note 9).
Contingencies
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. No amounts have been recorded by the Company for the Harpo put right (see Note 3). TF1, Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in Eurosport, Discovery Family and Discovery Japan, respectively. The Company has recorded the value of the put rights as redeemable noncontrolling interests. As of March 31, 2015, the recorded value of the redeemable noncontrolling interests in Eurosport, Discovery Family and Discovery Japan was $500 million, $226 million and $26 million, respectively. (See Note 8.)
Legal Matters
A former business partner has notified the Company of its intent to pursue breach of contract and various business tort claims against the Company for alleged losses of $75 million. Based on the information currently available, the Company does not believe a loss is probable or reasonably estimable, and no accrual was recorded as of March 31, 2015. The Company intends to vigorously defend against the matter. An adverse outcome in the matter could be material to the Company's consolidated financial position, results of operations or cash flows.
The Company is party to various other lawsuits and claims in the ordinary course of business, including claims related to employees, vendors, other business partners or patent issues. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these other matters will have a material adverse effect on the Company's consolidated financial position, future results of operations or cash flows.
Guarantees
There were no guarantees recorded as of March 31, 2015 and December 31, 2014.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of March 31, 2015 and December 31, 2014.
NOTE 16. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on (i) financial information reviewed by its CEO, (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. As of December 31, 2014, the Company changed its organizational structure and reorganized its production studios into an operating segment. Previously, components of this segment were classified in the U.S. Networks and International Networks reportable segments. Production Studios does not meet the quantitative thresholds for a separate reportable segment and has been combined with the Education segment, which also does not meet the quantitative thresholds of a separate reportable segment, referred to as

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Education and Other for financial statement presentation. The Company has recast amounts for the three months ended March 31, 2014 to conform to the current year presentation.
The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated for consolidation are not eliminated at the segment level. Inter-segment transactions primarily include advertising and content purchases.
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) restructuring and other charges, (v) certain impairment charges and (vi) gains and losses on business and asset dispositions. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market equity-based compensation, restructuring and other charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. The Company also excludes depreciation of fixed assets, amortization of intangible assets and deferred launch incentives, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. The tables below present summarized financial information for each of the Company’s reportable segments, other operating segments and corporate and inter-segment eliminations (in millions).
Revenues by Segment

	Three Months Ended March 31,
	2015	2014
U.S. Networks	$749	$706
International Networks	735	667
Education and Other	54	40
Corporate and inter-segment eliminations	(1)	(2)
Total revenues	$1,537	$1,411
Adjusted OIBDA by Segment

	Three Months Ended March 31,
	2015	2014
U.S. Networks	$425	$387
International Networks	215	220
Education and Other	5	3
Corporate and inter-segment eliminations	(77)	(85)
Total Adjusted OIBDA	$568	$525

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Total Adjusted OIBDA to Income from Continuing Operations Before Income Taxes

	Three Months Ended March 31,
	2015	2014
Total Adjusted OIBDA	$568	$525
Amortization of deferred launch incentives	(4)	(2)
Mark-to-market equity-based compensation	8	(3)
Depreciation and amortization	(81)	(83)
Restructuring and other charges	(9)	(3)
Operating income	$482	$434
Interest expense	(89)	(81)
Income from equity investees, net	1	13
Other expense, net	(19)	(17)
Income from continuing operations before income taxes	$375	$349
Total Assets by Segment

	March 31, 2015	December 31, 2014
U.S. Networks	$3,328	$3,315
International Networks	5,190	5,443
Education and Other	324	320
Corporate and inter-segment eliminations	6,940	6,936
Total assets	$15,782	$16,014
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.
NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of March 31, 2015 and December 31, 2014, all of the outstanding senior notes (see Note 6) have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to a Registration Statement on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC") (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
March 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$16	$305	$—	$—	$321
Receivables, net	—	—	413	1,018	—	—	1,431
Content rights, net	—	—	8	302	—	—	310
Deferred income taxes	—	—	39	47	—	—	86
Prepaid expenses and other current assets	—	11	175	135	—	—	321
Inter-company trade receivables, net	—	—	136	—	—	(136)	—
Total current assets	—	11	787	1,807	—	(136)	2,469
Investment in and advances to subsidiaries	5,325	5,315	7,610	—	3,564	(21,814)	—
Noncurrent content rights, net	—	—	610	1,381	—	—	1,991
Goodwill	—	—	3,769	4,383	—	—	8,152
Intangible assets, net	—	—	302	1,553	—	—	1,855
Equity method investments	—	—	18	600	—	—	618
Other noncurrent assets	—	20	154	543	—	(20)	697
Total assets	$5,325	$5,346	$13,250	$10,267	$3,564	$(21,970)	$15,782
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$431	$22	$—	$—	$453
Other current liabilities	35	—	413	864	—	—	1,312
Inter-company trade payables, net	—	—	—	136	—	(136)	—
Total current liabilities	35	—	844	1,022	—	(136)	1,765
Noncurrent portion of debt	—	—	6,755	281	—	—	7,036
Other noncurrent liabilities	1	—	336	600	21	(20)	938
Total liabilities	36	—	7,935	1,903	21	(156)	9,739
Redeemable noncontrolling interests	—	—	—	752	—	—	752
Equity attributable to Discovery Communications, Inc.	5,289	5,346	5,315	7,612	3,543	(21,816)	5,289
Noncontrolling interests	—	—	—	—	—	2	2
Total equity	5,289	5,346	5,315	7,612	3,543	(21,814)	5,291
Total liabilities and equity	$5,325	$5,346	$13,250	$10,267	$3,564	$(21,970)	$15,782

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$461	$1,076	$—	$—	$1,537
Costs of revenues, excluding depreciation and amortization	—	—	108	457	—	—	565
Selling, general and administrative	4	—	43	353	—	—	400
Depreciation and amortization	—	—	9	72	—	—	81
Restructuring and other charges	—	—	5	4	—	—	9
Total costs and expenses	4	—	165	886	—	—	1,055
Operating (loss) income	(4)	—	296	190	—	—	482
Equity in earnings of subsidiaries	252	252	94	—	168	(766)	—
Interest expense	—	—	(87)	(2)	—	—	(89)
Income from equity investees, net	—	—	1	—	—	—	1
Other income (expense), net	—	—	27	(46)	—	—	(19)
Income from continuing operations before income taxes	248	252	331	142	168	(766)	375
Benefit from (provision for) income taxes	2	—	(79)	(48)	—	—	(125)
Net income available to Discovery Communications, Inc.	$250	$252	$252	$94	$168	$(766)	$250

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$451	$962	$—	$(2)	$1,411
Costs of revenues, excluding depreciation and amortization	—	—	111	373	—	(2)	482
Selling, general and administrative	3	—	64	342	—	—	409
Depreciation and amortization	—	—	10	73	—	—	83
Restructuring and other charges	—	—	—	3	—	—	3
Total costs and expenses	3	—	185	791	—	(2)	977
Operating (loss) income	(3)	—	266	171	—	—	434
Equity in earnings of subsidiaries	232	232	108	—	155	(727)	—
Interest expense	—	—	(79)	(2)	—	—	(81)
Income from equity investees, net	—	—	3	10	—	—	13
Other income (expense), net	—	—	4	(21)	—	—	(17)
Income from continuing operations before income taxes	229	232	302	158	155	(727)	349
Benefit from (provision for) income taxes	1	—	(70)	(49)	—	—	(118)
Net income	230	232	232	109	155	(727)	231
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc.	$230	$232	$232	$109	$155	$(728)	$230

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$250	$252	$252	$94	$168	$(766)	$250
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(248)	(248)	(248)	(246)	(165)	907	(248)
Derivative and market value adjustments	12	12	12	28	8	(60)	12
Comprehensive income (loss)	14	16	16	(124)	11	81	14
Comprehensive loss attributable to redeemable noncontrolling interests	35	35	35	35	23	(128)	35
Comprehensive income (loss) attributable to Discovery Communications, Inc.	$49	$51	$51	$(89)	$34	$(47)	$49

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(39)	$1	$30	$71	$—	$—	$63
Investing Activities
Purchases of property and equipment	—	—	(9)	(25)	—	—	(34)
Business acquisitions, net of cash acquired	—	—	—	(16)	—	—	(16)
Payments for derivative instruments	—	—	(11)	—	—	—	(11)
Distributions from equity method investees	—	—	—	15	—	—	15
Investments in equity method investees, net	—	—	—	(26)	—	—	(26)
Other investing activities, net	—	—	—	(6)	—	—	(6)
Cash used in investing activities	—	—	(20)	(58)	—	—	(78)
Financing Activities
Commercial paper borrowings, net	—	—	199	—	—	—	199
Borrowings under revolving credit facility	—	—	—	123	—	—	123
Principal repayments of revolving credit facility	—	—	(13)	—	—	—	(13)
Borrowings from debt, net of discount	—	—	936	—	—	—	936
Principal repayments of debt	—	—	(849)	—	—	—	(849)
Principal repayments of capital lease obligations	—	—	(1)	(11)	—	—	(12)
Repurchases of stock	(317)	—	—	—	—	—	(317)
Cash payments for equity-based plans, net	(17)	—	—	—	—	—	(17)
Hedge of borrowings from debt instruments	—	—	(29)	—	—	—	(29)
Inter-company contributions and other financing activities, net	373	(1)	(245)	(136)	—	—	(9)
Cash provided by (used in) financing activities	39	(1)	(2)	(24)	—	—	12
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(43)	—	—	(43)
Net change in cash and cash equivalents	—	—	8	(54)	—	—	(46)
Cash and cash equivalents, beginning of period	—	—	8	359	—	—	367
Cash and cash equivalents, end of period	$—	$—	$16	$305	$—	$—	$321

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by operating activities	$133	$2	$24	$82	$—	$—	$241
Investing Activities
Purchases of property and equipment	—	—	(7)	(21)	—	—	(28)
Business acquisitions, net of cash acquired	—	—	—	(17)	—	—	(17)
Distributions from equity method investees	—	—	—	16	—	—	16
Investments in equity method investees, net	—	—	—	1	—	—	1
Cash used in investing activities	—	—	(7)	(21)	—	—	(28)
Financing Activities
Borrowings from debt, net of discount	—	—	415	—	—	—	415
Principal repayments of capital lease obligations	—	—	(1)	(3)	—	—	(4)
Repurchases of stock	(266)	—	—	—	—	—	(266)
Cash (payments for) proceeds from equity-based plans, net	(1)	—	—	1	—	—	—
Inter-company contributions and other financing activities, net	134	(2)	(428)	291	—	—	(5)
Cash (used in) provided by financing activities	(133)	(2)	(14)	289	—	—	140
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	—	(4)
Net change in cash and cash equivalents	—	—	3	346	—	—	349
Cash and cash equivalents, beginning of period	—	—	123	285	—	—	408
Cash and cash equivalents, end of period	$—	$—	$126	$631	$—	$—	$757

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in the 2014 Form 10-K.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: continued consolidation of distribution customers and production studios; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2014 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, free-to-air and broadcast television networks, websites, digital distribution arrangements and content licensing agreements. Our portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery and Velocity (known as Turbo outside of the U.S.). We also develop and sell curriculum-based education products and services and operate production studios.
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
Our content spans genres including survival, exploration, sports, lifestyle, general entertainment, heroes, adventure, crime and investigation, health and kids. We have an extensive library of content and own rights to much of our content and footage, which enables us to exploit our library to launch brands and services into new markets quickly. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. Substantially all of our content is produced in high definition (“HD”) format.
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and websites, and International Networks, consisting primarily of international television networks, radio stations and websites; and two combined operating segments referred to as Education and Other, consisting principally of curriculum-based product and service offerings and production studios.
U.S. Networks
U.S. Networks generated revenues of $749 million and Adjusted OIBDA of $425 million during the three months ended March 31, 2015, which represented 49% and 75% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment owns and operates ten national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. In addition, this segment holds an equity method investment interest in OWN.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from digital distributors for content licensed that was previously distributed on our television networks, referred to as digital distribution revenue; fees from advertising sold on our television networks and websites; fees from providing sales representation and network distribution services and content to equity method investee networks; and revenue from licensing our brands for consumer products.
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on channel placement and package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2015 through 2021. One of our top 10 U.S. distribution agreements will expire prior to June 30, 2015. Negotiations to renew agreements with distributors can be contentious and, in some cases, those negotiations may not be completed prior to the end of the existing contract. Although we are seeking to renew the agreement with our distributor, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal, or a renewal on less favorable terms may have a material adverse effect on our financial condition and results of operations. Not only could we experience a reduction in distribution revenue, but we could also experience a reduction in advertising revenue which is impacted by affiliate subscriber levels and viewership.
Advertising revenue is based on the price received for available advertising spots and is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a portfolio of channels. In the U.S., advertising time is sold in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for upcoming seasons, and by committing to purchase in advance, lock in the advertising rates they will pay for the upcoming year. A portion of many upfront advertising commitments include options whereby advertisers may reduce purchase commitments. In the scatter market, advertisers buy advertising closer to the time when the commercials will be run, which often results in a pricing premium compared to the upfront rates. The mix of upfront and scatter market advertising time sold is based upon the economic conditions at the time that upfront sales take place impacting the sell-out levels management is willing or able to obtain. The demand in the scatter market then impacts the pricing achieved for our remaining advertising inventory. Scatter market pricing can vary from upfront pricing and can be volatile.
During the three months ended March 31, 2015, distribution, advertising and other revenues were 48%, 50% and 2%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet, collectively, generated 67% of U.S. Networks’ total revenues for the three months ended March 31, 2015.
U.S. Networks’ largest single cost is content expense, which includes content amortization, content impairments and production costs. U.S. Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method of amortization over their estimated useful lives of up to five years. Most of U.S. Networks' content rights are amortized using an accelerated amortization method.
On September 23, 2014, we acquired an additional 10% ownership interest in Discovery Family, formerly known as the Hub Network, from Hasbro for $64 million and obtained control of the joint venture. Discovery Family is a pay-TV network in the U.S. that provides entertainment for children and families. The purchase increased our ownership interest from 50% to 60%. As a result, we changed our accounting for Discovery Family from an equity method investment to a consolidated subsidiary. There was no gain or loss recorded at the time of acquisition as the fair value was equal to the carrying amount of the Company's previously held equity interest in Discovery Family as of the acquisition date. The acquisition of Discovery Family supports the strategic priority of broadening the scope of the network to increase viewership. The network rebrand to Discovery Family occurred on October 13, 2014.
International Networks
International Networks generated revenues of $735 million and Adjusted OIBDA of $215 million during the three months ended March 31, 2015, which represented 48% and 38% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, DMAX and Discovery Kids. International Networks has a large international distribution platform for its 39 networks, with as many as 13 networks distributed in any particular country or territory across the more than 220 countries and territories around the world where our networks are distributed. Including all acquisitions through March 31, 2015, International Networks operated over 345 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has free-to-air networks in Europe and the Middle East and broadcast networks in the Nordics and continues to pursue further international expansion. The penetration and growth rates of pay-TV services vary across the 220 countries and territories depending on the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, free-to-air or broadcast television is dominant in others. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
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
The other significant source of revenue for International Networks relates to advertising sold on our television networks, similar to U.S. Networks. Advertising revenue is dependent upon a number of factors, including the development of pay and free-to-air television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a portfolio of channels. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, we expect that advertising revenue growth will result from continued subscriber growth, our localization strategy, and the shift of advertising spending from traditional broadcast networks to channels in the multi-channel environment. In relatively mature markets such as Northern Europe we anticipate that growth in advertising revenue will come from increasing viewership and advertising pricing on our existing television networks, launching new services and through acquisitions.
During the three months ended March 31, 2015, distribution, advertising and other revenues were 54%, 42% and 4%, respectively, of total net revenues for this segment. While the Company has traditionally operated cable networks, an increasing portion of the Company's international revenue is generated by advertising on free-to-air or broadcast networks. Pay-TV networks, free-to-air or broadcast networks, and radio networks generated 42%, 50% and 8% of International Networks' advertising revenue for the three months ended March 31, 2015, respectively.
International Networks’ largest cost is content expense, which we distribute through localized programming disseminated via our 345 unique distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third-party producers. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each season in the arrangement.
On December 21, 2012, we acquired a 20% ownership interest in Eurosport, which includes both Eurosport International and Eurosport France, and was accounted for as an equity method investment. On May 30, 2014, we acquired a controlling 31%

interest in Eurosport International for €259 million ($351 million), and committed to acquire a similar controlling interest in Eurosport France upon resolution of certain regulatory matters. The outstanding regulatory matters in France were subsequently resolved and on March 31, 2015, we completed our acquisition of an additional 31% equity interest in Eurosport France for €38 million ($40 million), giving us a 51% stake in Eurosport. We recognized gains of $29 million and $2 million during the three months ended June 30, 2014 and March 31, 2015, respectively, to account for the difference between the carrying value and the fair value of the previously held 20% equity method investments in Eurosport International and Eurosport France, respectively. (See Note 2 to the accompanying consolidated financial statements.) The gains are included in other expense, net in the Company's consolidated statements of operations (see Note 13 to the accompanying consolidated financial statements).
Effective January 1, 2015, we realigned our International Networks reporting structure into the following regions: Northern Europe, which includes primarily the Nordics and U.K.; Southern Europe, which primarily includes Italy and Spain; Central and Eastern Europe, the Middle East, and Africa (“CEEMEA”), which has been expanded to include Germany; Latin America; Asia-Pacific; and Eurosport. Previously, International Networks’ regional operations reported into the following regions: Western Europe, which included the U.K. and western European countries; Nordics; CEEMEA; Latin America; Asia-Pacific; and Eurosport. This realignment did not impact our consolidated financial statements other than to change the regions in which we describe our operating results for the International Networks segment.
Education and Other
Education and Other generated revenues of $54 million during the three months ended March 31, 2015, which represented 4% of our total consolidated revenues for the three months ended March 31, 2015. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hardcopy curriculum-based content.
Other is largely comprised of production studios that develop television content for our networks and television service providers throughout the world. As of December 31, 2014, we reorganized our production studios into an operating segment. Previously, components of this segment were classified in the U.S. Networks and International Networks segments. The segment does not meet the quantitative thresholds for reporting as a separate segment and has been combined with our Education segment, which also does not meet the quantitative thresholds of a separate reportable segment, renamed Education and Other, for financial statement presentation in all periods. All prior period amounts have been recast to conform to the current year presentation.
On September 23, 2014, we acquired a 50% equity method ownership interest in All3Media, a production company consisting of 19 production studios with an enterprise value of £556 million ($912 million), for a cash payment of £90 million ($147 million). (See Note 3 to the accompanying consolidated financial statements.) On February 28, 2014, we acquired Raw TV Limited, a factual entertainment production company in the U.K., that will improve the sourcing of content for our networks. (See Note 2 to the accompanying consolidated financial statements.) Our wholly owned production studios provide services to our U.S. Networks and International Networks segments at cost.

RESULTS OF OPERATIONS
Items Impacting Comparability
On May 30, 2014, we acquired a controlling interest in Eurosport International (see Note 2 to the accompanying consolidated financial statements). We included the operations of Eurosport International ("Newly Acquired Businesses") in our consolidated financial statements as of its acquisition date. As a result, Newly Acquired Businesses have impacted the comparability of our results of operations between the three months ended March 31, 2015 and the comparable period in 2014. Accordingly, to assist the reader in understanding the changes in our results of operations, the column Newly Acquired Businesses for the three months ended March 31, 2015 consists of the operating results of Eurosport International. Newly Acquired Businesses do not include Eurosport France, which was acquired on March 31, 2015, Discovery Family, which was acquired on September 23, 2014, or other, less significant, acquisitions made during 2015 and 2014, because their results did not materially impact the comparability of operations, except as otherwise noted within this Item. Adjusted OIBDA is defined and a reconciliation to operating income is presented in the Segment Results of Operations section.

Consolidated	Three Months Ended March 31,
	2015	2015	2015	2014
	Total Company As Reported	Newly Acquired Businesses	Total Company Ex- Newly Acquired Businesses	Total Company As Reported	% Change Ex-Newly Acquired Businesses
Revenues:
Distribution	$758	$77	$681	$657	4%
Advertising	687	16	671	689	(3)%
Other	92	17	75	65	15%
Total Revenues	$1,537	$110	$1,427	$1,411	1%

Adjusted OIBDA	$568	$1	$567	$525	8%

International Networks	Three Months Ended March 31,
	2015	2015	2015	2014
	International Networks As Reported	Newly Acquired Businesses	International Networks Ex- Newly Acquired Businesses	International Networks As Reported	% Change Ex-Newly Acquired Businesses
Revenues:
Distribution	$396	$77	$319	$338	(6)%
Advertising	312	16	296	316	(6)%
Other	27	17	10	13	(23)%
Total Revenues	$735	$110	$625	$667	(6)%

Adjusted OIBDA	$215	$1	$214	$220	(3)%
Recasting of Certain Prior Period Information
The Company’s reportable segments are determined based on (i) financial information reviewed by our CEO, (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. As of December 31, 2014, we changed our organizational structure and reorganized our production studios into an operating segment. Previously, components of this segment were part of the U.S. Networks and International Networks segments. Production Studios does not meet the quantitative thresholds of a separate reportable segment and has been combined with our Education segment, which also does not meet the quantitative thresholds of a separate reportable segment, referred to as Education and Other, for financial statement presentation in all periods. The Company has recast amounts for the three months ended March 31, 2014 to conform to our current structure for internally managing and monitoring segment performance.

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2015	2014	% Change
Revenues:
Distribution	$758	$657	15%
Advertising	687	689	—%
Other	92	65	42%
Total revenues	1,537	1,411	9%
Costs of revenues, excluding depreciation and amortization	565	482	17%
Selling, general and administrative	400	409	(2)%
Depreciation and amortization	81	83	(2)%
Restructuring and other charges	9	3	NM
Total costs and expenses	1,055	977	8%
Operating income	482	434	11%
Interest expense	(89)	(81)	10%
Income from equity investees, net	1	13	(92)%
Other expense, net	(19)	(17)	12%
Income from continuing operations before income taxes	375	349	7%
Provision for income taxes	(125)	(118)	6%
Net income	250	231	8%
Net income attributable to redeemable noncontrolling interests	—	(1)	(100)%
Net income available to Discovery Communications, Inc.	$250	$230	9%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations, Newly Acquired Businesses and the effect of the consolidation of Discovery Family, distribution revenue increased 7% , or $42 million, for the three months ended March 31, 2015 as a result of increases of $24 million at our U.S. Networks segment and $17 million at our International Networks segment. For U.S. Networks, excluding an increase due to the consolidation of Discovery Family, distribution revenue increased by 8% due to annual contractual rate increases. The increase in our International Networks' distribution revenue, excluding the impact of foreign currency and Newly Acquired Businesses, was mostly due to increases in subscribers and affiliate rates in Latin America in equivalent amounts. Such growth is consistent with the continued development of the pay-TV market in the Latin American region.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, advertising revenue increased 5%, or $35 million, for the three months ended March 31, 2015 as a result of an increase of $33 million at our International Networks segment mostly due to pricing and volume in Northern Europe and, to a lesser extent, volume increases in Southern Europe. For our U.S. Networks segment, advertising revenue was consistent with prior year as increases in pricing were offset by lower audience delivery.
Excluding the impacts of foreign currency fluctuations and Newly Acquired Businesses, other revenue for the three months ended March 31, 2015 increased 20%, or $13 million. The increase was primarily attributable to an increase in revenue at our Education and Other segments due to increased deliveries for production contracts. The increase in deliveries was primarily due to a business combination that took place during the three months ended March 31, 2014.

Costs of Revenues
Excluding the impact of foreign currency fluctuations, Newly Acquired Businesses and the effect of the consolidation of Discovery Family, costs of revenues increased 9%, or $41 million, for the three months ended March 31, 2015. The increase was the result of increases of $21 million at our International Networks segment, $9 million at our U.S. Networks segment, and $9 million at our Education and Other segments. The increases in costs of revenues were mostly due to increases in content expense, which is consistent with our commitment to content development and, to a lesser extent, costs of revenues associated with content deliveries for our production businesses.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations, Newly Acquired Businesses and the effect of the consolidation of Discovery Family, selling, general and administrative expenses decreased 5%, or $20 million as a result of a $17 million decrease in equity-based compensation from both equity and cash-settled awards, as well as a reduction of marketing costs at our our U.S. Networks segment driven by higher marketing costs in the prior year for the tent pole event special, Klondike. These decreases were partially offset by increased personnel costs at our International Networks segment to support a localization strategy as certain activities continue to be transitioned out of regional hubs.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Excluding the impact of foreign currency fluctuations, depreciation and amortization expense increased for the three months ended March 31, 2015 primarily due to amortization of intangible assets related to business acquisitions during 2014. (See Note 2 to the accompanying consolidated financial statements.)
Restructuring and Other Charges
Restructuring and other charges related to employee terminations increased $6 million for the three months ended March 31, 2015.
Interest Expense
For the three months ended March 31, 2015, interest expense increased $8 million mostly due to a loss on the extinguishment of debt and, to a lesser extent, an increase in outstanding debt. (See Note 6 to the accompanying consolidated financial statements.)
Income from Equity Investees, Net
Income from our equity method investees decreased $12 million for the three months ended March 31, 2015 due to losses at All3Media related to the amortization of intangible assets for the step up in the fair value of assets acquired.
Other Expense, Net
The table below presents the details of other expense, net (in millions).

	Three Months Ended March 31,
	2015	2014
Foreign currency losses, net	$(12)	$(11)
Loss on derivative instruments	(11)	—
Remeasurement gain on previously held equity interest	2	—
Other income (expense), net	2	(6)
Total other expense, net	$(19)	$(17)
Other expense, net, increased $2 million for the three months ended March 31, 2015. The increase was primarily due to the reclassification of losses on the ineffective portion of our interest rate cash flow hedges from accumulated other comprehensive loss into earnings (see Note 7 to the accompanying consolidated financial statements) partially offset by the change in fair value on the TF1 put right during the three months ended March 31, 2014 reflected as a component of other income (expense), net. (See Note 2 to the accompanying consolidated financial statements.) Foreign currency losses for the three months ended March 31,

2015 were primarily driven by revaluation of our euro denominated debt as compared to losses for the three months ended March 31, 2014 which were attributable to revaluation of monetary assets in Venezuela. Our euro denominated debt exposes Discovery to fluctuations in foreign exchange rates in that currency.
Provision for Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended March 31,
	2015	2014
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	2%	3%
Effect of foreign operations	—%	(1)%
Domestic production activity deductions	(4)%	(3)%
Change in uncertain tax positions	—%	(2)%
Other, net	—%	2%
Effective income tax rate	33%	34%
Our provisions for income taxes on income from continuing operations were $125 million and $118 million and the effective tax rates were 33% and 34% for the three months ended March 31, 2015 and 2014, respectively. The net 1% decrease in the effective tax rate compared to the three months ended March 31, 2014 was attributable to several factors, including the allocation and taxation of income among multiple jurisdictions and, to a lesser extent, an increase in the tax benefit from domestic production activity deductions, partially offset by reductions in our unrecognized tax benefits reserve in 2014.
Segment Results of Operations
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) restructuring and other charges, (v) certain impairment charges, (vi) gains and losses on business and asset dispositions, and (vii) certain inter-segment eliminations related to production studios. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude mark-to-market equity-based compensation, restructuring and other charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. We also exclude the depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Additionally, certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP.
Additional financial information for our reportable segments is set forth in Note 16 to the accompanying consolidated financial statements.

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended March 31,
	2015	2014	% Change
Revenue:
U.S. Networks	$749	$706	6%
International Networks	735	667	10%
Education and Other	54	40	35%
Corporate and inter-segment eliminations	(1)	(2)	(50)%
Total revenue	1,537	1,411	9%
Costs of revenues, excluding depreciation and amortization	(565)	(482)	17%
Selling, general and administrative(a)	(408)	(406)	—%
Add: Amortization of deferred launch incentives(b)	4	2	100%
Adjusted OIBDA	$568	$525	8%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation.
(b) Amortization of deferred launch incentives is included as a reduction of distribution revenue for reporting in accordance with GAAP, but is excluded from Adjusted OIBDA.
The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended March 31,
	2015	2014	% Change
Adjusted OIBDA:
U.S. Networks	$425	$387	10%
International Networks	215	220	(2)%
Education and Other	5	3	67%
Corporate and inter-segment eliminations	(77)	(85)	(9)%
Total Adjusted OIBDA	568	525	8%
Amortization of deferred launch incentives	(4)	(2)	100%
Mark-to-market equity-based compensation	8	(3)	NM
Depreciation and amortization	(81)	(83)	(2)%
Restructuring and other charges	(9)	(3)	NM
Operating income	$482	$434	11%

U.S. Networks
The table below presents, for our U.S. Networks operating segment, revenues by type, certain operating expenses, certain contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2015	2014	% Change
Revenues:
Distribution	$362	$319	13%
Advertising	375	373	1%
Other	12	14	(14)%
Total revenues	749	706	6%
Costs of revenues, excluding depreciation and amortization	(205)	(189)	8%
Selling, general and administrative	(119)	(130)	(8)%
Adjusted OIBDA	425	387	10%
Depreciation and amortization	(8)	(3)	NM
Restructuring and other charges	(7)	(1)	NM
Inter-segment eliminations	(2)	—	NM
Operating income	$408	$383	7%
Revenues
Distribution revenue for the three months ended March 31, 2015 increased $43 million. Excluding the effect of the consolidation of Discovery Family, distribution revenue increased 8% due to annual contractual rate increases. The subscriber base for the U.S. pay-TV market has declined slightly over recent periods. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2015 through 2021. One of our top 10 U.S. distribution agreements will expire prior to June 30, 2015. Although we are seeking to renew the agreement with our distributor, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal, or a renewal on less favorable terms may have a material adverse effect on our financial condition and results of operations.
Advertising revenue for the three months ended March 31, 2015 was consistent with prior year. Increases in pricing were offset by lower audience delivery. A delay in securing a contract renewal, or a renewal on less favorable terms, with the major cable and satellite operators that results in a service disruption or a failure to secure a renewal could result in a reduction in advertising revenue, whose affiliate subscriber levels impact audience delivery.
Costs of Revenues
Costs of revenues for the three months ended March 31, 2015 increased $16 million. Excluding the effect of the consolidation of Discovery Family, costs of revenues increased 5%. The increase was mostly attributable to an increase in content expense due to additional spending on content.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2015 decreased $11 million. Excluding the effect of the consolidation of Discovery Family, selling, general and administrative expenses decreased 11%. The decrease was primarily attributable to a decrease in marketing costs driven by higher marketing costs in the prior year for the tent pole event special, Klondike.
Adjusted OIBDA
Adjusted OIBDA for the three months ended March 31, 2015 increased $38 million. Excluding the effect of the consolidation of Discovery Family, Adjusted OIBDA increased 6%. The increase was primarily driven by increases in distribution revenue and, to a lesser extent, a decrease in marketing costs, partially offset by increases in content expense.

International Networks
The following table presents, for our International Networks operating segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions). In addition, see the International Networks' table in "Results of Operations - Items Impacting Comparability" for more information on Newly Acquired Businesses.

	Three Months Ended March 31,
	2015	2014	% Change
Revenues:
Distribution	$396	$338	17%
Advertising	312	316	(1)%
Other	27	13	NM
Total revenues	735	667	10%
Costs of revenues, excluding depreciation and amortization	(334)	(277)	21%
Selling, general and administrative	(190)	(172)	10%
Add: Amortization of deferred launch incentives	4	2	100%
Adjusted OIBDA	215	220	(2)%
Amortization of deferred launch incentives	(4)	(2)	100%
Depreciation and amortization	(57)	(64)	(11)%
Restructuring and other charges	(2)	(1)	100%
Inter-segment eliminations	(1)	—	NM
Operating income	$151	$153	(1)%
Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, distribution revenue increased 6%, or $17 million, for the three months ended March 31, 2015. The increase was mostly due to increases in subscribers and affiliate rates in Latin America in equivalent amounts. Such growth is consistent with the continued development of the pay-TV market in the region.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, advertising revenue increased 12%, or $33 million, for the three months ended March 31, 2015. The increase was mostly due to pricing and volume in Northern Europe and, to a lesser extent, volume increases in Southern Europe.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, other revenue for the three months ended March 31, 2015 remained consistent with prior year.
Costs of Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, costs of revenues increased 9%, or $21 million, for the three months ended March 31, 2015. The increase was primarily attributable to increased investment in U.S. Networks' and locally acquired content in recent years.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses increased 7%, or $10 million, for the three months ended March 31, 2015. The increase was primarily attributable to increased personnel costs to support a localization strategy as certain activities continue to be transitioned out of regional hubs. The localization strategy enables us to more appropriately address local advertising opportunities while also improving the customization of our programming.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, Adjusted OIBDA increased 11%, or $21 million, for the three months ended March 31, 2015. The increase was due mostly to increases in advertising revenue and, to a lesser extent, distribution revenue, partially offset by higher content expense and, to a lesser extent, higher personnel costs.

Education and Other
The following table presents, for our Education and Other segments revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2015	2014	% Change
Revenues	$54	$40	35%
Costs of revenues, excluding depreciation and amortization	(26)	(17)	53%
Selling, general and administrative	(23)	(20)	15%
Adjusted OIBDA	5	3	67%
Depreciation and amortization	(2)	(2)	—%
Restructuring and other charges	—	(1)	(100)%
Inter-segment eliminations	3	—	NM
Operating income	$6	$—	NM
Adjusted OIBDA for the three months ended March 31, 2015 was consistent with the prior year. Increased revenue of $14 million attributable to increased deliveries for production contracts was offset by the costs of revenues associated with those deliveries. The increase in deliveries was primarily due to a business combination that took place during the three months ended March 31, 2014.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended March 31,
	2015	2014	% Change
Revenues	$(1)	$(2)	(50)%
Costs of revenues, excluding depreciation and amortization	—	1	(100)%
Selling, general and administrative	(76)	(84)	(10)%
Adjusted OIBDA	(77)	(85)	(9)%
Mark-to-market equity-based compensation	8	(3)	NM
Depreciation and amortization	(14)	(14)	—%
Operating loss	$(83)	$(102)	(19)%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA increased $8 million for the three months ended March 31, 2015 due primarily to a decrease in equity-based compensation expense for equity-settled awards such as stock options and RSUs that receive fixed accounting as a result of the acceleration of expense on certain awards for persons meeting retirement age during the three months ended March 31, 2014.
The decrease in mark-to-market equity-based compensation expense was attributable to a decrease in Discovery's stock prices during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and a decline in the number of outstanding awards.
FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the three months ended March 31, 2015, we have funded our working capital needs primarily through cash flows from operations and, to a lesser extent, through the issuance of senior notes, the issuance of commercial paper and borrowings under our revolving credit facility. As of March 31, 2015, we had $321 million of cash and cash equivalents on hand.

•	Sources of Long-term Financing
As a public company, we may have access to other sources of capital such as the public bond and equity markets. On March 19, 2015, DCL, our wholly-owned subsidiary, issued €600 million principal amount ($637 million, at issuance, based on the exchange rate of $1.06 per euro at March 19, 2015) of 1.90% Senior Notes due March 19, 2027. Additionally, on March 2, 2015, DCL issued $300 million principal amount of 3.45% Senior Notes due March 15, 2025. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain nonfinancial covenants, events of default and other customary provisions.
We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.

•	Commercial Paper Program
Under the commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes will vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates will vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of March 31, 2015, we had $428 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately 0.6% and maturities of less than 90 days.

•	Revolving Credit Facility
We have access to a $1.5 billion revolving credit facility. As of March 31, 2015, we had outstanding borrowings under our revolving credit facility of $145 million. Borrowings under the revolving credit facility bear interest at rates that vary based on DCL’s debt ratings from time to time. DCL also has the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4:50 to 1:00. As of March 31, 2015, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

•	Business Combinations and Investments
In 2015, our uses of cash have included business combinations and investments. On March 31, 2015, we acquired from TF1 a controlling interest in Eurosport France by increasing Discovery’s ownership stake from 20% to 51% for cash of approximately €38 million ($40 million) (see Note 2 to the accompanying consolidated financial statements). The Company also has redeemable equity balances of $752 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. TF1 can put its interest in Eurosport to us during a 90-day window beginning July 1, 2015 for €466 million ($500 million as of March 31, 2015), to be adjusted for working capital items upon closing.

•	Equity Method Investments
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of March 31, 2015, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $452 million including interest. We may provide additional funding to our equity method investees, if necessary, and expect to recoup amounts funded. (See Note 3 to the accompanying consolidated financial statements.)

•	Common Stock Repurchase Program
As of March 31, 2015, we had remaining authorization of $538 million for future repurchases of our common stock under our stock repurchase program, which will expire on February 3, 2016. We have been funding our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions, at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements, as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of March 31, 2015, we had repurchased 2.8 million and 97.7 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $4.8 billion, respectively. (See Note 9 to the accompanying consolidated financial statements.)

•	Preferred Stock Conversion and Repurchase
We have an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into 3/7 of the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During the three months ended March 31, 2015, we converted and retired 1.7 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $117 million. Based on the number of shares of Series C common stock purchased during the three months ended March 31, 2015, the Company expects Advance/Newhouse to effectively convert and sell to the Company 1.4 million shares of its Series C convertible preferred stock for an aggregate purchase price of $85 million on or about May 7, 2015. (See Note 9 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the three months ended March 31, 2015, we made cash payments of $218 million and $41 million for income taxes and interest on our outstanding debt, respectively.

•	Equity-Based Compensation
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding.
During the three months ended March 31, 2015, we paid $25 million for cash-settled equity awards. As of March 31, 2015, liabilities totaled $49 million for outstanding cash-settled equity awards, of which $10 million was classified as current. (See Note 10 to the accompanying consolidated financial statements.)

•	Debt Maturities
On March 31, 2015, we redeemed our $850 million 3.70% Senior Notes that had an original maturity of June 1, 2015. The repayments included a payment of $1 million for the original issue discount on the Company’s senior loan and resulted in a pretax loss on extinguishment of debt of $5 million for make-whole premiums.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2015	2014
Cash and cash equivalents, beginning of period	$367	$408
Cash provided by operating activities	63	241
Cash used in investing activities	(78)	(28)
Cash provided by financing activities	12	140
Effect of exchange rate changes on cash and cash equivalents	(43)	(4)
Net change in cash and cash equivalents	(46)	349
Cash and cash equivalents, end of period	$321	$757
Operating Activities
Cash provided by operating activities decreased $178 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Increases in cash paid for taxes of $177 million, content investment of $54 million, changes in working capital, such as increases in accounts receivable and decreases in accounts payable due to the timing of payments, and an increase in cash paid for interest of $21 million were partially offset by a decrease in cash payments for equity-based compensation of $56 million and improved operating results.
Investing Activities
Cash flows used in investing activities increased $50 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily attributable to an increase in investments in equity method investees of $27 million and, to a lesser extent, an increase in payments for derivatives in connection with the ineffective portion of our interest rate contracts of $11 million (see Note 7 to the accompanying consolidated financial statements).
Financing Activities
Cash flows provided by financing activities decreased $128 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily due to an increase in the repurchases of stock of $51 million, payments to settle hedging instruments for derivatives in connection with the effective portion of our interest rate contracts of $29 million (see Note 7 to the accompanying consolidated financial statements), and a decrease in the proceeds from borrowings on an aggregated, net basis from senior notes, commercial paper and the revolving credit facility of $19 million.

Capital Resources
As of March 31, 2015, capital resources were comprised of the following (in millions).

	March 31, 2015
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$321	$—	$—	$321
Revolving credit facility and commercial paper program(a)	1,500	1	573	926
Senior notes(b)	6,767	—	6,767	—
Total	$8,588	$1	$7,340	$1,247

(a) Outstanding commercial paper borrowings of $428 million as of March 31, 2015 are supported by unused committed capacity under the revolving credit facility and reduce unused capacity. There were $145 million in borrowings under the revolving credit facility as of March 31, 2015.
(b) Interest on senior notes is paid annually or semi-annually. Our senior notes outstanding as of March 31, 2015 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2043.
We expect that our cash balance, cash generated from operations and availability under our revolving credit agreement will be sufficient to fund our cash needs for the next twelve months.
As of March 31, 2015, we held $134 million of our $321 million of cash and cash equivalents in our foreign corporations. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. However, if these funds are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. (See Note 15 to the accompanying consolidated financial statements.)
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily Liberty Global plc, Liberty Broadband Corporation and our equity method investees. (See Note 14 to the accompanying consolidated financial statements.)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2014. For a discussion of each of our critical accounting policies listed below, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in the 2014 Form 10-K:
•Revenue recognition;
•Goodwill and intangible assets;
•Income taxes;
•Content rights;
•Equity-based compensation; and
•Equity method investments.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2014 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2014, except as described below.

During the three months ended March 31, 2015, there have been changes in Venezuela's currency exchange mechanisms. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available and a new open market foreign exchange system ("SIMADI") was created. The new exchange controls merged SICAD II into SICAD I, now referred to as “SICAD.” Companies operating in Venezuela, including our customers, are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars. As of March 31, 2015, we applied an exchange rate of 12 bolivars per U.S. dollar to remeasure our eligible Venezuelan bolivar denominated monetary assets based on most recently observable exchange rates. As of March 31, 2015, the Company held approximately $33 million in Venezuelan bolivar denominated assets which may be exposed to partial or total loss through further devaluation if the SICAD exchange mechanism is not available to our customers or if the SICAD exchange rate further deteriorates. For example, if the SICAD exchange mechanism becomes unavailable to our customers, we may be required to remeasure our Venezuelan bolivar denominated assets to U.S. dollars at the SIMADI exchange rate of 193 bolivars per U.S. dollar as of March 31, 2015. The Company currently believes that the SICAD exchange rate is the most probable settlement rate for our transactions and will continue to closely monitor developments in Venezuela.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On March 31, 2015, the Company acquired a controlling interest in Eurosport France and on May 30, 2014, the Company acquired a controlling interest in Eurosport International (see Note 2 to the accompanying consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined businesses. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended March 31, 2015, except as noted above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 15 to the accompanying consolidated financial statements.
ITEM 1A. Risk Factors
Our risk factors have not changed materially since December 31, 2014. Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2014 Form 10-K.
The foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations governing our businesses. We own and operate pay-TV networks in Russia, which represent less than 2% of our consolidated total revenues. Effective January 1, 2015, Russia approved a law prohibiting advertising on pay-TV networks unless the channels hold a terrestrial broadcasting license or if foreign programming does not exceed 25% of total content aired. Russia also approved a law requiring foreign owners of Russian television channels to reduce their ownership to 20% and requires us to divest a portion of our interest in our Russian subsidiaries by January 1, 2016. During the three months ended March 31, 2015, we did not earn advertising revenue in Russia. The law requiring reduction in ownership is also likely to adversely affect our results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended March 31, 2015.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
January 2015	—	$—	—	$738,079,803
February 2015	1,800,000	$30.26	1,800,000	$683,615,103
March 2015	4,625,218	$31.44	4,625,218	$538,176,196
Total	6,425,218	$31.11	6,425,218	$538,176,196

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) As of March 31, 2015, the total amount authorized under the stock repurchase program was $5.5 billion, and we had remaining authorization of $538 million for future repurchases under our common stock repurchase program, which will expire on February 3, 2016. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended March 31, 2015. The Company first announced its stock repurchase program on August 3, 2010.
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under the our stock repurchase program during the then most recently completed fiscal quarter. During the three months ended March 31, 2015, we converted and retired 1.7 million shares of converted Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $117 million. Based on the number of shares of Series C common stock purchased during the three months ended March 31, 2015, we expect to convert and retire 1.4 million shares of our Series C convertible preferred stock for an aggregate purchase price of $85 million on or about May 7, 2015.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1
Seventh Supplemental Indenture, dated March 2, 2015, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 2, 2015)

4.2
Eighth Supplemental Indenture, dated March 19, 2015, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee, and Elavon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2015)

10.1	Employment Agreement, dated as of March 1, 2014, between Adria Alpert Romm and Discovery Communications, LLC (filed herewith)*

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: May 5, 2015	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 5, 2015	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1
Seventh Supplemental Indenture, dated March 2, 2015, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 2, 2015)

4.2
Eighth Supplemental Indenture, dated March 19, 2015, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee, and Elavon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2015)

10.1	Employment Agreement, dated as of March 1, 2014, between Adria Alpert Romm and Discovery Communications, LLC (filed herewith)*

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.