Form 10-Q
period 2015-06-30
Discovery Communications, Inc.
filed 2015-08-05
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of July 29, 2015:

Series A Common Stock, par value $0.01 per share	149,302,433
Series B Common Stock, par value $0.01 per share	6,539,137
Series C Common Stock, par value $0.01 per share	274,283,708

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$232	$367
Receivables, net	1,505	1,433
Content rights, net	313	329
Deferred income taxes	84	87
Prepaid expenses and other current assets	334	275
Total current assets	2,468	2,491
Noncurrent content rights, net	2,021	1,973
Property and equipment, net	509	554
Goodwill	8,189	8,236
Intangible assets, net	1,822	1,971
Equity method investments	600	644
Other noncurrent assets	120	101
Total assets	$15,729	$15,970
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$277	$225
Accrued liabilities	905	1,094
Deferred revenues	181	178
Current portion of debt	349	1,107
Total current liabilities	1,712	2,604
Noncurrent portion of debt	6,856	6,002
Deferred income taxes	494	588
Other noncurrent liabilities	427	425
Total liabilities	9,489	9,619
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	754	747
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 39 and 42 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 152 and 151 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 376 and 375 shares issued	4	4
Additional paid-in capital	6,926	6,917
Treasury stock, at cost	(5,086)	(4,763)
Retained earnings	4,098	3,809
Accumulated other comprehensive loss	(460)	(368)
Total Discovery Communications, Inc. stockholders’ equity	5,485	5,602
Noncontrolling interests	1	2
Total equity	5,486	5,604
Total liabilities and equity	$15,729	$15,970
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Distribution	$775	$692	$1,533	$1,349
Advertising	814	844	1,501	1,533
Other	65	74	157	139
Total revenues	1,654	1,610	3,191	3,021
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	564	515	1,129	997
Selling, general and administrative	430	406	830	815
Depreciation and amortization	82	75	163	158
Restructuring and other charges	24	5	33	8
Gain on disposition	(3)	(31)	(3)	(31)
Total costs and expenses	1,097	970	2,152	1,947
Operating income	557	640	1,039	1,074
Interest expense	(77)	(83)	(166)	(164)
Income from equity investees, net	7	8	8	21
Other (expense) income, net	(59)	27	(78)	10
Income from continuing operations before income taxes	428	592	803	941
Provision for income taxes	(139)	(208)	(264)	(326)
Net income	289	384	539	615
Net income attributable to noncontrolling interests	—	(2)	—	(2)
Net income attributable to redeemable noncontrolling interests	(3)	(3)	(3)	(4)
Net income available to Discovery Communications, Inc.	$286	$379	$536	$609
Net income per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Basic	$0.44	$0.55	$0.82	$0.88
Diluted	$0.44	$0.54	$0.81	$0.87
Weighted average shares outstanding:
Basic	432	457	435	463
Diluted	655	692	661	698
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$289	$384	$539	$615
Other comprehensive income (loss), net of tax:
Currency translation adjustments	132	(33)	(116)	(32)
Derivative and market value adjustments	(14)	(8)	(2)	(9)
Comprehensive income	407	343	421	574
Comprehensive income attributable to noncontrolling interests	—	(2)	—	(2)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(12)	(4)	23	(5)
Comprehensive income attributable to Discovery Communications, Inc.	$395	$337	$444	$567
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$539	$615
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	25	33
Depreciation and amortization	163	158
Content amortization and impairment expense	826	705
Gain on disposition	(3)	(31)
Remeasurement gain on previously held equity interest	(2)	(29)
Equity in earnings of investee companies, net of cash distributions	(6)	(7)
Deferred income tax benefit	(104)	(73)
Loss from derivative instruments	11	—
Other, net	20	22
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(72)	(46)
Content rights	(874)	(806)
Accounts payable and accrued liabilities	(95)	(12)
Equity-based compensation liabilities	(25)	(81)
Income tax receivable	10	54
Other, net	(19)	(29)
Cash provided by operating activities	394	473
Investing Activities
Purchases of property and equipment	(52)	(58)
Business acquisitions, net of cash acquired	(22)	(321)
Payments for derivative instruments	(11)	—
Proceeds from disposition, net of cash disposed	61	45
Distributions from equity method investees	49	41
Investments in equity method investees, net	(27)	(9)
Investments in cost method investments	(16)	—
Other investing activities, net	(8)	(1)
Cash used in investing activities	(26)	(303)
Financing Activities
Commercial paper borrowings, net	94	162
Borrowings under revolving credit facility	123	440
Principal repayments of revolving credit facility	(161)	(440)
Borrowings from debt, net of discount	936	415
Principal repayments of debt	(849)	—
Principal repayments of capital lease obligations	(17)	(9)
Repurchases of stock	(524)	(769)
Cash distributions to redeemable noncontrolling interests	(36)	(2)
Equity-based plan (payments) proceeds, net	(11)	13
Hedge of borrowings from debt instruments	(29)	—
Other financing activities, net	(13)	(11)
Cash used in financing activities	(487)	(201)
Effect of exchange rate changes on cash and cash equivalents	(16)	(5)
Net change in cash and cash equivalents	(135)	(36)
Cash and cash equivalents, beginning of period	367	408
Cash and cash equivalents, end of period	$232	$372
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$5,289	$2	$5,291	$6,180	$1	$6,181
Comprehensive income	395	—	395	337	2	339
Repurchases of stock	(207)	—	(207)	(503)	—	(503)
Equity-based compensation	9	—	9	7	—	7
Excess tax benefits from equity-based compensation	—	—	—	5	—	5
Tax settlements associated with equity-based compensation	—	—	—	(1)	—	(1)
Issuance of common stock for equity-based plans	6	—	6	9	—	9
Redeemable noncontrolling interest adjustments to redemption value	(7)	—	(7)	(2)	—	(2)
Noncontrolling interests of disposed businesses	—	(1)	(1)	—	—	—
Other adjustments to stockholders' equity	—	—	—	(1)	—	(1)
Ending balance	$5,485	$1	$5,486	$6,031	$3	$6,034

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$5,602	$2	$5,604	$6,196	$1	$6,197
Comprehensive income	444	—	444	567	2	569
Repurchases of stock	(524)	—	(524)	(769)	—	(769)
Equity-based compensation	20	—	20	27	—	27
Excess tax benefits from equity-based compensation	5	—	5	21	—	21
Tax settlements associated with equity-based compensation	(26)	—	(26)	(27)	—	(27)
Issuance of common stock for equity-based plans	10	—	10	19	—	19
Other adjustments for equity-based compensation plans	—	—	—	(1)	—	(1)
Redeemable noncontrolling interest adjustments to redemption value	(46)	—	(46)	(1)	—	(1)
Noncontrolling interests of disposed businesses	—	(1)	(1)	—	—	—
Other adjustments to stockholders' equity	—	—	—	(1)	—	(1)
Ending balance	$5,485	$1	$5,486	$6,031	$3	$6,034
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including pay-TV, free-to-air and broadcast television networks, websites, digital distribution arrangements and content licensing agreements. The Company also develops and sells curriculum-based education products and services and operates production studios. The Company classifies its operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and websites, and International Networks, consisting principally of international television networks and websites; and two combined operating segments referred to as Education and Other, consisting principally of curriculum-based product and service offerings and production studios. Financial information for Discovery’s reportable segments is discussed in Note 16.
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
Recasting of Certain Prior Period Information
The Company’s reportable segments are determined based on (i) financial information reviewed by its chief operating decision maker (“CODM”), the Chief Executive Officer ("CEO"), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. As of December 31, 2014, the Company changed its organizational structure and reorganized its production studios into an operating segment. Previously, components of this segment were part of the U.S. Networks and International Networks segments. The Company has recast amounts for the three and six months ended June 30, 2014 and total assets by segment as of December 31, 2014 to conform to the current structure for internally managing and monitoring segment performance. The segment does not meet the quantitative thresholds of a separate reportable segment and has been combined with the Education operating segment, which also does not meet the quantitative thresholds of a separate reportable segment. The combined results are referred to as Education and Other for financial statement presentation in all periods as a reconciling item to consolidated figures. (See Note 16.)
Stock Split Effected in the Form of a Share Dividend
On May 16, 2014, Discovery's Board of Directors approved a stock split effected in the form of a share dividend (the "2014 Share Dividend") of one share of the Company's Series C common stock on each issued and outstanding share of Series A, Series B and Series C common stock. The stock split did not change the number of treasury shares or the number of outstanding preferred shares, but the conversion ratio for the preferred shares was adjusted as a result of the stock split. (See Note 9.) The 2014 Share Dividend was distributed on August 6, 2014 to stockholders of record on July 28, 2014 and has been accounted for as a 2 for 1 stock split. All share and per share data for earnings per share has been retroactively adjusted to give effect to the 2014 Share Dividend.
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
Estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, equity-based compensation, income taxes, other financial instruments and contingencies.
Accounting and Reporting Pronouncements Adopted
Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance requiring all debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt instead of being presented as an asset on the balance sheet. The Company retrospectively adopted the new guidance effective April 1, 2015 and reclassified its unamortized debt issuance costs related to the Company's debt from other noncurrent assets to noncurrent portion of debt on the consolidated balance sheets for all periods presented. The balance of unamortized debt issuance costs reclassified as of December 31, 2014 was $44 million. (See Note 6.)
Accounting and Reporting Pronouncements Not Yet Adopted
Business Consolidation
In February 2015, the FASB issued guidance that amends the analysis that a reporting entity performs to determine whether it should consolidate certain legal entities. The changes in this guidance include how related parties and de facto agents are considered in the primary beneficiary determination and the analysis for determining whether a fee paid to a decision maker or service provider is a variable interest. The new standard is effective for reporting periods beginning after December 15, 2015 and can be adopted either retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to stockholders' equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments regarding conditions or events that raise substantial doubt about the Company's ability to continue as a going concern and to provide related disclosures, if applicable. The new standard is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material effect on the consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which applies a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles with respect to the measurement of revenue and timing of recognition. The Company will recognize revenue to reflect the transfer of goods or services to customers at an amount that it expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB announced that the pronouncement's effective date is deferred to annual reporting periods beginning after December 15, 2017. However, reporting entities may choose to adopt the standard as of the original effective date of annual reporting periods beginning after December 15, 2016. The Company is required to apply the new revenue standard beginning in the first interim period within the year of adoption. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. In the U.S., more than 90% of distribution revenue comes from the Company's top 10 distributors. Outside of the U.S., approximately 45% of distribution revenue comes from the Company's top 10 distributors. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2016 through 2021. Although the Company seeks to renew its agreements with its distributors, a delay in securing a

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

renewal that results in a service disruption, a failure to secure a renewal, or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue which is impacted by affiliate subscriber levels and viewership.
No individual customer accounted for more than 10% of total consolidated revenues for the three and six months ended June 30, 2015 or 2014. As of June 30, 2015 and December 31, 2014, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk. Additionally, the Company has cash and cash equivalents held by its foreign subsidiaries that would result in U.S. tax consequences should the Company decide it needs to repatriate these funds to the U.S.
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of June 30, 2015, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Eurosport
On December 21, 2012, the Company acquired a 20% ownership interest in Eurosport, which includes both Eurosport International and Eurosport France and which was accounted for as an equity method investment. On May 30, 2014, the Company acquired a controlling 31% interest in Eurosport International for €259 million ($351 million) and committed to acquire a similar controlling interest in Eurosport France upon resolution of certain regulatory matters. The outstanding regulatory matters in France were subsequently resolved and on March 31, 2015, the Company completed its acquisition of an additional 31% interest in Eurosport France for €38 million ($40 million), giving the Company a 51% controlling stake in Eurosport. The Company recognized gains of $29 million and $2 million during the three months ended June 30, 2014 and March 31, 2015 , respectively, to account for the difference between the carrying value and the fair value of the previously held 20% equity method investments in Eurosport International and Eurosport France, respectively. The gains were included in other (expense) income, net in the Company's consolidated statements of operations. (See Note 13.)
Eurosport is a leading pan-European sports media platform. The flagship Eurosport network focuses on regionally popular sports, such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast), Eurosport Asia-Pacific, and Eurosportnews. The acquisitions are intended to increase the growth of Eurosport and enhance the Company's pay television offerings in Europe.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocations. The fair value of the assets acquired, liabilities assumed, noncontrolling interests recognized and the remeasurement gains recorded on the previously held equity interests is presented in the table below (in millions). The Company's process of identifying the assets acquired and the liabilities assumed and determining their fair values for Eurosport France is not complete as of the date of this filing, principally with respect to liabilities assumed.

	Eurosport France (Provisional)	Eurosport International
	March 31, 2015	May 30, 2014
Goodwill	$72	$785
Intangible assets	40	467
Other assets acquired	25	169
Cash	35	47
Removal of TF1 put right	2	27
Currency translation adjustment	(6)	7
Remeasurement gain on previously held equity interest	(2)	(29)
Liabilities assumed	(31)	(169)
Deferred tax liabilities	(14)	(164)
Redeemable noncontrolling interest (Note 8)	(60)	(558)
Carrying value of previously held equity interest	(21)	(231)
Net assets acquired	$40	$351
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
Discovery Family (formerly known as the Hub Network)
On September 23, 2014, the Company acquired an additional 10% ownership interest in Discovery Family from Hasbro, Inc. ("Hasbro") for $64 million and obtained control of the joint venture. Discovery Family is a pay television network in the U.S. that provides entertainment for children and families. The purchase increased the Company's ownership interest from 50% to 60%. As a result, the Company changed its accounting for Discovery Family from an equity method investment to a consolidated subsidiary. There was no gain or loss recorded at the time of acquisition as the fair value of the Company's previously held equity method investment in Discovery Family was equal to the carrying amount as of the acquisition date. The acquisition of Discovery Family supports the Company's strategic priority of broadening the scope of the network to increase viewership. The Company rebranded the network to Discovery Family on October 13, 2014.
The Company used DCF analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of the assets acquired, liabilities assumed and noncontrolling interest recognized is presented in the table below (in millions).

September 23, 2014
Goodwill	$310
Intangible assets	301
Other assets acquired	96
Cash	33
Liabilities assumed	(125)
Redeemable noncontrolling interest (Note 8)	(238)
Carrying value of previously held equity interest	(313)
Net assets acquired	$64

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The goodwill reflects the workforce and synergies expected from combining the operations of Discovery Family with the Company's existing U.S. networks. The goodwill recorded as part of this acquisition is assigned to the U.S. Networks reporting segment. It is not amortizable for tax purposes. Intangible assets primarily consist of distribution customer relationships with an estimated useful life of 25 years, based on three renewals and a contractual renewal term of 8 years.
Other
In 2015, the Company acquired several other unrelated businesses for total consideration of $27 million, net of cash acquired. Total consideration, net of cash acquired, includes $10 million of contingent consideration not yet paid. The Company provisionally recorded $11 million and $16 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included a free-to-air network in Italy and two cable networks in Denmark. The goodwill reflects the synergies and regional market penetration from combining the operations of these acquisitions with the Company.
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
Pro Forma Financial Information
The following table presents the unaudited pro forma results of the Company as though all of the business combinations discussed above for 2015 had been made on January 1, 2014 and for 2014 had been made on January 1, 2013. These pro forma results do not necessarily represent what would have occurred if all the business combinations above had taken place on January 1, 2014 and 2013, as applicable, nor do they represent the results that may occur in the future. This pro forma financial information includes the historical financial statement amounts of Discovery and its business combinations with the following adjustments: (i) the Company converted historical financial statements to GAAP, (ii) the Company applied its accounting policies, (iii) the Company adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2014 and 2013, as applicable, (iv) the Company removed the gains recognized upon the consolidation of previously held equity interests in 2015 and 2014 and reclassified them to 2014 and 2013, respectively, (v) the Company adjusted amounts for the mark-to-market of the TF1 put liabilities recognized in connection with previously held equity interests and reclassified them to 2013, and (vi) the Company included adjustments for income taxes associated with these pro forma adjustments.
The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis (in millions).

	Pro forma		Pro forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$1,654	$1,754	$3,204	$3,343
Net income	$289	$361	536	597

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Impact of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents their revenue and earnings as reported within the consolidated financial statements for the three and six months ended June 30, 2015 and 2014 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Distribution	$116	$29	$213	$29
Advertising	38	21	61	21
Other	13	9	45	9
Total revenues	$167	$59	$319	$59

Net income	$13	$1	$18	$1
Dispositions
Radio
On June 30, 2015, Discovery sold the Company's radio businesses in Northern Europe to Bauer Media Group for total consideration, net of cash disposed of €74 million ($84 million), which includes €54 million ($61 million) of net cash received at closing, €3 million ($4 million) of expected working capital adjustments, and €17 million ($19 million) for the fair value of contingent consideration to be determined by the operating results of the radio businesses for the year ended December 31, 2015. Discovery recorded a pretax gain of $3 million upon completion of the sale. The Company determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on the Company's operations and consolidated financial results. The impact to income from continuing operations before income taxes for the Company's radio businesses was income of $4 million and $2 million for the three months ended June 30, 2015 and 2014, respectively. The Company's radio businesses had no income from continuing operations before income taxes for the six months ended June 30, 2015 and a loss of $4 million for the six months ended June 30, 2014. The Company's radio businesses were part of the International Networks operating segment.
HowStuffWorks, LLC
On May 30, 2014, Discovery sold HowStuffWorks, LLC ("HSW"), a commercial website which uses various media to explain complex concepts, terminology and mechanisms, to Blucora, Inc. (“Blucora”). Blucora paid Discovery $45 million, and Discovery recorded a pretax gain of $31 million upon completion of the sale. HSW was part of the U.S. Networks operating segment. The Company determined that the disposal did not meet the definition of a discontinued operations due to the expected migration of sales to its remaining digital business.
NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	June 30, 2015	December 31, 2014
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$152	$147
Equity method investments	Equity method investments	600	644
Cost method investments	Other noncurrent assets	43	29
Total investments		$795	$820
Trading Securities
Trading securities include investments in mutual funds held in a separate trust which are owned as part of the Company’s supplemental retirement plan. (See Note 4.)

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
OWN
OWN is a pay-TV network and website that provides adult lifestyle content, which is focused on self-discovery, self-improvement and entertainment. Since the initial equity was not sufficient to fund OWN's activities without additional subordinated financial support in the form of a note receivable held by the Company, OWN is a VIE. While the Company and Harpo, Inc. ("Harpo") are partners who share equally in voting control, power is not shared because Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel, that significantly impact OWN’s economic performance. Accordingly, the Company has determined that it is not the primary beneficiary of OWN and accounts for its investment in OWN using the equity method. However, the Company provides OWN content licenses, and services, such as distribution, sales and administrative support, for a fee and has provided OWN funding. (See Note 14.)
The Company's combined advances to and note receivable from OWN, including accrued interest, were $408 million and $457 million as of June 30, 2015 and December 31, 2014, respectively. On April 30, 2015, Oprah Winfrey agreed to extend her exclusivity agreement with OWN and the note receivable agreement was modified to reduce its interest rate, compounded annually, from 7.5% to 5.0%, retroactive to January 1, 2014. During the six months ended June 30, 2015, the Company received net repayments of $48 million from OWN, accrued interest on the note receivable of $13 million and reduced the note receivable by $14 million for the change in interest rate. During the six months ended June 30, 2014, the Company received net repayments of $39 million from OWN and accrued interest on the note receivable of $17 million.
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
The carrying value of the Company’s investment in OWN of $401 million and $424 million as of June 30, 2015 and December 31, 2014, respectively, includes the Company's note receivable and accumulated investment losses. There is a possibility that the results of OWN’s future operations will fall below the Company's long-term projections. The Company monitors the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. There has been no impairment of the OWN note receivable.
Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount every two and a half years commencing January 1, 2016. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fourth put exercise date. The Company has not recorded amounts for the put right because the fair value of this put right was zero as of June 30, 2015 and December 31, 2014.
Other Equity Method Investments
Other equity method investments include equity ownership interests in unconsolidated entities, including VIEs other than OWN. As of June 30, 2015, the Company’s estimated risk of loss for all its VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $453 million. The Company's estimated risk of loss excludes the non-contractual future funding of VIEs.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On March 31, 2015 and May 30, 2014, the Company acquired from TF1 a controlling interest in each of its Eurosport France and Eurosport International equity method investments, respectively, by increasing its ownership stake from 20% to 51%. The Company paid approximately €38 million ($40 million) and €259 million ($351 million) for the additional interest in Eurosport France and Eurosport International, respectively. As a result, the Company changed its accounting for Eurosport France and Eurosport International from equity method investments to consolidated subsidiaries as of their respective acquisition dates. (See Note 2.)
On September 23, 2014, the Company acquired an additional 10% ownership interest in Discovery Family for $64 million and obtained a controlling financial interest. The purchase increased the Company's interest from 50% to 60%. As a result, the Company changed its accounting for Discovery Family from an equity method investment to a consolidated subsidiary. (See Note 2.)
On September 23, 2014, the Company acquired a 50% equity method ownership interest in All3Media, a production studio company with an enterprise value of £556 million ($912 million), for a cash payment of £90 million ($147 million). All3Media recapitalized its debt structure to effect the transaction. All3Media is not a VIE.
Cost Method Investments
Cost method investments include ownership rights in entities that do not provide the Company with control or significant influence in these investments and that have no readily determinable fair values. The Company's cost method investments primarily include an educational website and newly acquired Formula E racing.
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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2015
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$152	$—	$—	$152
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	24	—	24
Foreign exchange	Other noncurrent assets	—	7	—	7
Total		$152	$31	$—	$183
Liabilities:
Deferred compensation plan	Accrued liabilities	$152	$—	$—	$152
Derivatives:
Foreign exchange	Accrued liabilities	—	9	—	9
Foreign exchange	Other noncurrent liabilities	—	3	—	3
Total		$152	$12	$—	$164

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
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.0 billion and $7.2 billion as of June 30, 2015 and December 31, 2014, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	June 30, 2015	December 31, 2014
Produced content rights:
Completed	$3,447	$3,242
In-production	412	377
Coproduced content rights:
Completed	709	696
In-production	68	83
Licensed content rights:
Acquired	1,016	949
Prepaid	69	82
Content rights, at cost	5,721	5,429
Accumulated amortization	(3,387)	(3,127)
Total content rights, net	2,334	2,302
Current portion	(313)	(329)
Noncurrent portion	$2,021	$1,973
Content expense is included in costs of revenues on the consolidated statements of operations and consisted of the following (in millions).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Content amortization	$393	$345	$796	$689
Other production charges	56	40	109	67
Content impairments(a)	26	10	30	16
Total content expense	$475	$395	$935	$772

(a) Content impairments are generally recorded as a component of costs of revenue. However, during the three and six months ended June 30, 2015, $21 million in content impairments were reflected as a component of restructuring and other charges. These charges resulted from the cancellation of certain high profile series due to legal circumstances pertaining to the associated talent.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	June 30, 2015	December 31, 2014
3.70% Senior Notes, semi-annual interest, due June 2015	$—	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
2.375% Senior Notes, euro denominated, annual interest, due March 2022	334	365
3.30% Senior Notes, semi-annual interest, due May 2022	500	500
3.25% Senior Notes, semi-annual interest, due April 2023	350	350
3.45% Senior Notes, semi-annual interest, due March 2025	300	—
1.90% Senior Notes, euro denominated, annual interest, due March 2027	669	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	500
4.875% Senior Notes, semi-annual interest, due April 2043	850	850
Revolving credit facility	—	38
Capital lease obligations	148	187
Commercial paper	323	229
Total debt	7,274	7,169
Unamortized discount and debt issuance costs	(69)	(60)
Debt, net	7,205	7,109
Current portion of debt	(349)	(1,107)
Noncurrent portion of debt	$6,856	$6,002
Senior Notes
On March 19, 2015, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued €600 million principal amount ($637 million, at issuance based on the exchange rate of $1.06 per euro at March 19, 2015) of 1.90% Senior Notes due March 19, 2027 (the "2015 Euro Notes"). The proceeds received by DCL from the offering were net of a $1 million issuance discount and $5 million of debt issuance costs. Interest on the 2015 Euro Notes is payable annually on March 19 of each year. The 2015 Euro Notes are denominated in euro and expose Discovery to fluctuations in foreign exchange rates in that currency. The current balance of the 2015 Euro Notes reflects changes in exchange rates; there have been no other changes to the balance. Discovery has reported the change in remeasurement for these 2015 Euro Notes as a component of other (expense) income, net in the consolidated statements of operations.
On March 2, 2015, DCL issued $300 million principal amount of 3.45% Senior Notes due March 15, 2025 (the "2015 USD Notes"). The proceeds received by DCL from the offering were net of an immaterial discount and $2 million of debt issuance costs. Interest on the 2015 USD Notes is payable semi-annually on March 15 and September 15 of each year. In contemplation of the issuance of the 2015 USD Notes, the Company terminated and settled all interest rate forward contracts with its counterparties, which were designated as cash flow hedges used to hedge the pricing of the 2015 USD Notes. (See Note 7.)
DCL has the option to redeem some or all of the 2015 Euro Notes and 2015 USD Notes at any time prior to their maturity by paying a make-whole premium, if greater than three months from the maturity date, plus accrued and unpaid interest, if any, through the date of repurchase. The 2015 Euro Notes and 2015 USD Notes are unsecured and rank equally in right of payment with all of DCL's other unsecured senior indebtedness. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain nonfinancial covenants, events of default and other customary provisions. The Company and DCL were in compliance with all covenants and customary provisions under DCL's outstanding senior notes, and there were no events of default as of June 30, 2015.
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
The Company had no outstanding borrowings under the revolving credit facility as of June 30, 2015 and had outstanding borrowings of $38 million at a weighted average interest rate of 1.98% as of December 31, 2014. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt. For dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. For borrowings denominated in foreign currencies, the interest rate is based on adjusted LIBOR, plus a margin. The current margins are 1.10% and 0.10%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.15% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of June 30, 2015, the Company, DCL and the other borrowers were in compliance with all covenants, and there were no events of default under the revolving credit facility.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $323 million with a weighted average interest rate of approximately 0.5% as of June 30, 2015 and $229 million with a weighted average interest rate of approximately 0.6% as of December 31, 2014. The Company's outstanding commercial paper borrowings as of June 30, 2015 and December 31, 2014 had maturities of less than 90 days.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
The Company designates foreign currency forward contracts as cash flow hedges to mitigate foreign currency risk arising from third-party revenue and inter-company licensing agreements. The Company also designates interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. Gains and losses on the effective portion of designated cash flow hedges are initially recorded in accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the statements of operations in the same line item in which the hedged item is recorded in the same period as the hedged item affects earnings. If it becomes probable that a forecasted transaction will not occur, any related gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets are reclassified to other (expense) income, net on the consolidated statements of operations in that period.
During the three months ended March 31, 2015, the Company terminated and settled its interest rate cash flow hedges following the pricing of the 2015 USD Notes. The total notional value of the interest rate forward contracts at the termination date was $490 million, which exceeded the $300 million principal amount of the 2015 USD Notes. (See Note 6.) Of the $40 million pretax loss recorded in accumulated other comprehensive loss at the termination date, $29 million was an effective cash flow hedge that will be amortized as an adjustment to interest expense over the ten year term of the 2015 USD Notes consistent with amortization of the debt discount. The remaining $11 million was reclassified into other (expense) income, net on the consolidated statements of operations during the three months ended March 31, 2015, because the forecasted borrowing transaction was no longer probable.
The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to mitigate economic exposures of the Company. Realized and unrealized gains and losses on contracts that do not qualify for hedge accounting are reflected in other (expense) income, net on the consolidated statements of operations.
The Company records all unsettled derivative contracts at their gross fair values on the consolidated balance sheets. (See Note 4.) There were no amounts eligible to be offset under master netting agreements as of June 30, 2015 and December 31, 2014.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows from the hedged item. For example, the cash paid to settle the effective portion of interest rate derivatives intended to hedge the pricing of the 2015 USD Notes during the six months ended June 30, 2015 is reported as a financing activity in the consolidated statements of cash flows consistent with the classification of cash proceeds from borrowings of debt, net of discount. The cash flows from the ineffective portion of derivative instruments used as hedges and derivative contracts not designated as hedges are reported as investing activities in the consolidated statements of cash flows.
The following table summarizes the notional amount and fair value of the Company's derivative positions (in millions).

		June 30, 2015		December 31, 2014
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$434	$24	$425	$17
Foreign exchange	Other noncurrent assets	105	7	20	7
Foreign exchange	Accrued liabilities	220	9	35	1
Interest rate	Accrued liabilities	—	—	475	28
Foreign exchange	Other noncurrent liabilities	64	3	—	—
Derivatives not designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	—	—	3	—
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Losses) gains recognized in accumulated other comprehensive loss:
Foreign exchange	$(14)	$(2)	$12	$(4)
Interest rate	—	(7)	(12)	(7)
Gains (losses) reclassified into income from accumulated other comprehensive loss (effective portion):
Foreign exchange - distribution revenue	5	(1)	8	(1)
Foreign exchange - advertising revenue	1	—	1	—
Foreign exchange - costs of revenues	2	—	4	—
Foreign exchange - other (expense) income, net	—	—	1	1
Losses reclassified into income from accumulated other comprehensive loss (ineffective portion):
Interest rate - other (expense) income, net	—	—	(11)	—
If current fair values as of June 30, 2015 remained static over the next twelve months, the Company would reclassify $11 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$752	$37	$747	$36
Initial fair value of redeemable noncontrolling interests of acquired businesses	—	558	60	558
Cash distributions to redeemable noncontrolling interests	(36)	(2)	(36)	(2)
Comprehensive income (loss) adjustments:
Net income attributable to redeemable noncontrolling interests	3	3	3	4
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	9	1	(26)	1
Currency translation on redemption values	19	(1)	(40)	—
Retained earnings adjustments:
Adjustments to redemption values	7	2	46	1
Ending balance	$754	$598	$754	$598
Redeemable noncontrolling interests consist of the following arrangements:
In connection with the acquisition of a controlling interest in Eurosport France on March 31, 2015 and Eurosport International on May 30, 2014, the Company recognized $60 million and $558 million, respectively, for TF1's 49% noncontrolling interest. TF1 has the right to put the entirety of its remaining 49% non-controlling interest in Eurosport to the Company during two 90-day windows in the two and a half years after May 30, 2014. If the put right is exercised during the first 90-day window beginning July 1, 2015, it has a floor value equal to 49% of the fair value denominated in euro of Eurosport on May 30, 2014, adjusted for working capital items upon closing. On July 22, 2015, TF1 announced its intent to exercise its right to put the entirety of its remaining 49% noncontrolling interest in Eurosport to the Company in the fourth quarter for €491 million ($547 million as of June 30, 2015), which includes €25 million ($28 million as of June 30, 2015) of working capital adjustments. The exercise of TF1's put right is outside the control of the Company and is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet as of June 30, 2015 and December 31, 2014.
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
In connection with the acquisition of a controlling interest in Discovery Japan on January 10, 2013, Jupiter Telecommunications Co., Ltd ("J:COM") obtained the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. Through January 10, 2017, the redemption value is the January 10, 2013 fair value denominated in Japanese yen; thereafter, the redemption value is the greater of the then-current fair value or the January 10, 2013 fair value denominated in Japanese yen.
NOTE 9. EQUITY
Common Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. Over the life of the program,

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

authorization under the stock repurchase program has totaled $5.5 billion. As of June 30, 2015, the Company had remaining authorization of $416 million for future repurchases under the stock repurchase program, which will expire on February 3, 2016.
All common stock repurchases have been made through open market transactions. As of June 30, 2015, the Company had repurchased over the life of the program 2.8 million and 101.6 million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $4.9 billion, respectively. The table below presents a summary of stock repurchases (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Series C Common Stock:
Shares repurchased	3.9	6.7	10.3	10.1
Purchase price	$123	$503	$323	$769
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
Preferred Stock Conversion and Repurchase
The Company has an agreement with Advance/Newhouse Programming Partnership (“Advance/Newhouse”) to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per preferred share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Series C conversion rate changed from one to two upon the August 6, 2014 effective date of the stock split in the form of a share dividend. (See Note 1.) The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During the three and six months ended June 30, 2015, the Company converted and retired 1.4 million and 3.1 million shares, respectively, of its Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $84 million and $201 million, respectively. Based on the number of shares of Series C common stock purchased during the three months ended June 30, 2015, the Company expects to convert and retire 0.8 million shares of its Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $52 million on or about August 7, 2015. The expected purchase of these shares has not been recognized as a liability on the Company's consolidated balance sheet as of June 30, 2015 due to certain termination rights held by Discovery and Advance/Newhouse in the preferred stock conversion and repurchase arrangement. The repurchase transactions are recorded as a decrease of par value of preferred stock and retained earnings upon settlement as there is no remaining additional paid-in capital for this class of stock.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses)	$125	$(16)	$109	$(18)	$(8)	$(26)
Reclassifications to gain on disposition	23	—	23	—	—	—
Reclassifications to other (expense) income, net	—	—	—	(7)	—	(7)
Derivative and market value adjustments:
Unrealized losses	(14)	6	(8)	(8)	2	(6)
Reclassifications to distribution revenue	(5)	2	(3)	1	—	1
Reclassifications to advertising revenue	(1)	—	(1)	—	—	—
Reclassifications to costs of revenues	(2)	—	(2)	—	—	—
Reclassifications to gain on disposition	—	—	—	(5)	2	(3)
Other comprehensive income (loss)	$126	$(8)	$118	$(37)	$(4)	$(41)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments:
Unrealized losses	$(140)	$(5)	$(145)	$(16)	$(9)	$(25)
Reclassifications to gain on disposition	23	—	23	—	—	—
Reclassifications to other (expense) income, net	6	—	6	(7)	—	(7)
Derivative and market value adjustments:
Unrealized losses	—	—	—	(9)	3	(6)
Reclassifications to distribution revenue	(8)	3	(5)	1	—	1
Reclassifications to advertising revenue	(1)	—	(1)	—	—	—
Reclassifications to costs of revenues	(4)	1	(3)	—	—	—
Reclassifications to gain on disposition	—	—	—	(5)	2	(3)
Reclassifications to other (expense) income, net	10	(3)	7	(1)	—	(1)
Other comprehensive loss	$(114)	$(4)	$(118)	$(37)	$(4)	$(41)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(580)	$11	$(569)	$(7)	$11	$4
Other comprehensive income (loss) before reclassifications	109	(8)	101	(26)	(6)	(32)
Reclassifications from accumulated other comprehensive loss to net income	23	(6)	17	(7)	(2)	(9)
Other comprehensive income (loss)	132	(14)	118	(33)	(8)	(41)
Other comprehensive income attributable to redeemable noncontrolling interests	(9)	—	(9)	(1)	—	(1)
Ending balance	$(457)	$(3)	$(460)	$(41)	$3	$(38)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive income (Loss)
Beginning balance	$(367)	$(1)	$(368)	$(8)	$12	$4
Other comprehensive loss before reclassifications	(145)	—	(145)	(25)	(6)	(31)
Reclassifications from accumulated other comprehensive loss to net income	29	(2)	27	(7)	(3)	(10)
Other comprehensive loss	(116)	(2)	(118)	(32)	(9)	(41)
Other comprehensive loss (income) attributable to redeemable noncontrolling interests	26	—	26	(1)	—	(1)
Ending balance	$(457)	$(3)	$(460)	$(41)	$3	$(38)
NOTE 10. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which stock options, time-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs"), stock appreciation rights ("SARs") and unit awards have been issued. During the six months ended June 30, 2015, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2014 Form 10-K.
The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
PRSUs	$11	$11	$13	$18
RSUs	4	3	8	7
Stock options	3	6	8	15
SARs	5	(6)	(3)	(8)
Unit awards	—	—	(2)	1
ESPP	—	—	1	—
Total equity-based compensation expense	$23	$14	$25	$33
Tax benefit recognized	$9	$5	$10	$12

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. As of June 30, 2015 and December 31, 2014, the Company recorded total liabilities for cash-settled and other liability-classified equity-based compensation awards of $63 million and $84 million, respectively. The current portion of the liability for cash-settled and other liability-classified equity-based compensation awards was $13 million and $32 million as of June 30, 2015 and December 31, 2014, respectively.
During the six months ended June 30, 2015, the Company granted 2.8 million stock options at a weighted average exercise price of $32.21. During the six months ended June 30, 2015, the Company granted 1.0 million, 0.5 million and 2.0 million of RSUs, PRSUs and SARs, respectively, at a weighted average grant price of $32.31, $31.68 and $32.69, respectively.
During the six months ended June 30, 2015, 0.4 million stock options were exercised at a weighted average exercise price of $19.53. During the six months ended June 30, 2015, 0.4 million, 1.2 million and 1.8 million of RSUs, PRSUs and SARs, respectively, were converted or settled, as applicable, at a weighted average grant price of $26.75, $22.44 and $26.74, respectively. During the three months ended March 31, 2015, the Company made cash payments of $14 million to settle all 1.2 million remaining unit awards.
The table below presents unrecognized compensation cost, net of expected forfeitures, related to non-vested equity-based awards and the weighted average amortization period over which these expenses will be recognized as of June 30, 2015 (in millions, except years).

	Unrecognized Compensation Cost, Net of Expected Forfeitures	Weighted Average Amortization Period (years)
PRSUs	$53	1.7
RSUs	48	2.9
Stock options	38	2.4
SARs	14	1.4
Total unrecognized compensation cost, net of expected forfeitures	$153
NOTE 11. INCOME TAXES
The Company's provisions for income taxes on income from continuing operations were $139 million and $264 million, and the effective income tax rates were 32% and 33% for the three and six months ended June 30, 2015, respectively. The Company's provisions for income taxes on income from continuing operations were $208 million and $326 million, and the effective income tax rate was 35% for each of the three and six months ended June 30, 2014, respectively. The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	2%	3%	2%	3%
Effect of foreign operations	—%	2%	—%	1%
Domestic production activity deductions	(4)%	(3)%	(4)%	(3)%
Change in uncertain tax positions	(1)%	(2)%	—%	(2)%
Other, net	—%	—%	—%	1%
Effective income tax rate	32%	35%	33%	35%
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under examination by the IRS for its 2010 to 2013 consolidated federal income tax returns. The Company does not anticipate any material adjustments. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006.
The Company's reserves for uncertain tax positions at June 30, 2015 and December 31, 2014 totaled $180 million and $176 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

uncertain tax positions could decrease by as much as $88 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of June 30, 2015 and December 31, 2014, the Company had accrued approximately $17 million of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 12. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between the classes of common securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock and the Series C convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as converted basis with respect to income available to Discovery Communications, Inc. Following the 2014 Share Dividend on August 6, 2014, each share of Series C convertible preferred stock was convertible into two shares of Series C common stock. As a result of the change in conversion ratio, which did not impact the economic rights of any of the stockholders, and which occurred as a result of the 2014 Share Dividend, the Company recast all prior period earnings per share presentations to be consistent with the current period. Additionally, any redeemable noncontrolling interests adjustments of redemption value to the floor that reflects a redemption in excess of fair value are included as an adjustment to net income available to Discovery Communications, Inc. stockholders in the calculation of earnings per share.
The table below sets forth the computation for income available to Discovery Communications, Inc. stockholders (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$289	$384	$539	$615
Less:
Allocation of undistributed income to Series A convertible preferred stock	(62)	(78)	(115)	(125)
Net income attributable to noncontrolling interests	—	(2)	—	(2)
Net income attributable to redeemable noncontrolling interests	(3)	(3)	(3)	(4)
Redeemable noncontrolling interest adjustments to redemption value	—	(2)	—	(1)
Net income available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders for basic net income per share	$224	$299	$421	$483
Allocation of net income available to Discovery Communications Inc. Series A, B and C common stockholders and Series C convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	190	251	356	406
Series C convertible preferred stockholders	34	48	65	77
Total	224	299	421	483
Add:
Allocation of undistributed income to Series A convertible preferred stockholders	62	78	115	125
Net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share	$286	$377	$536	$608
Net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share. For the three months ended June 30, 2015 and 2014, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $34 million and $48 million, respectively. For the six months ended June 30, 2015 and 2014, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $64 million and $77 million, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Denominator:
Weighted average Series A, B and C common shares outstanding — basic	432	457	435	463
Weighted average impact of assumed preferred stock conversion	219	229	221	229
Weighted average dilutive effect of equity-based awards	4	6	5	6
Weighted average Series A, B and C common shares outstanding — diluted	655	692	661	698

Weighted average Series C convertible preferred stock outstanding — basic and diluted	39	44	40	44
The weighted average number of diluted shares outstanding adjusts the weighted average number of shares of Series A, B and C common stock outstanding for the potential dilution that would occur if common stock equivalents, including convertible preferred stock and equity-based awards, were converted into common stock or exercised, calculated using the treasury stock method. Series A, B and C diluted common stock includes the impact of the conversion of Series A preferred stock, the impact of the conversion of Series C preferred stock, and the impact of equity-based compensation. Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
The table below sets forth the Company's calculated earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.44	$0.55	$0.82	$0.88
Series C convertible preferred stockholders	$0.88	$1.10	$1.64	$1.76

Diluted net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.44	$0.54	$0.81	$0.87
Series C convertible preferred stockholders	$0.88	$1.08	$1.62	$1.74
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-dilutive stock options and RSUs	6	4	6	3
PRSUs whose performance targets have not been achieved	3	4	3	4

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities

	June 30, 2015	December 31, 2014
Accrued payroll and related benefits	$361	$441
Content rights payable	209	198
Accrued income taxes	56	120
Accrued interest	50	50
Current portion of equity-based compensation liabilities	13	32
Other accrued liabilities	216	253
Total accrued liabilities	$905	$1,094
Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency losses, net	$(55)	$(1)	$(67)	$(12)
Loss on derivative instruments	—	—	(11)	—
Remeasurement gain on previously held equity interest	—	29	2	29
Other expense, net	(4)	(1)	(2)	(7)
Total other (expense) income, net	$(59)	$27	$(78)	$10
Equity-Based Plan (Payments) Proceeds, Net

	Six Months Ended June 30,
	2015	2014
Tax settlements associated with equity-based plans	$(26)	$(27)
Excess tax benefits from equity-based compensation	5	21
Proceeds from issuance of common stock in connection with equity-based plans	10	19
Total equity-based plan (payments) proceeds, net	$(11)	$13
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2015	2014
Cash paid for taxes, net	$407	$268
Cash paid for interest, net as reported in operating activities	165	163
Noncash investing and financing activities:
Expected working capital adjustments and contingent consideration receivable from business dispositions	23	—
Amounts obligated under contingent consideration arrangements	10	—
Accrued purchases of property and equipment	7	4
Assets acquired under capital lease arrangements	1	15
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues and service charges:
Liberty Group	$40	$40	$80	$79
Equity method investees	23	23	47	44
Other	9	10	17	18
Total revenues and service charges	$72	$73	$144	$141

Interest income(a)	$5	$8	$13	$17

Expenses	$(12)	$(7)	$(31)	$(17)

(a) The Company records interest earnings from loans to equity method investees as a component of income from equity investees, net, in the consolidated statements of operations. The interest income from related parties for the three and six months ended June 30, 2015 excludes the impact of the modification of the Company's note receivable agreement with OWN. (See Note 3).
The table below presents receivables due from related parties (in millions).

	June 30, 2015	December 31, 2014
Receivables	$45	$37
Note receivable (see Note 3)	408	457
NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and capital leases, employment contracts, arrangements to purchase various goods and services, future funding commitments to equity method investees, and the conditional obligation to issue or acquire additional shares of preferred stock. (See Note 9.) During the six months ended June 30, 2015, the Company committed to acquire the exclusive broadcast rights across all media platforms throughout Europe for the four Olympic Games between 2018 and 2024 for €1.3 billion ($1.4 billion as of June 30, 2015). The broadcast rights exclude the U.K. and France for the Olympic Games in 2018 and 2020, and exclude Russia.
Contingencies
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. No amounts have been recorded by the Company for the Harpo put right. (See Note 3.) TF1, Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in Eurosport, Discovery Family and Discovery Japan, respectively. The Company has recorded the value of the put rights as redeemable noncontrolling interests. As of June 30, 2015, the recorded value of the redeemable noncontrolling interests in Eurosport, Discovery Family and Discovery Japan was $519 million, $209

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

million and $26 million, respectively. (See Note 8 regarding TF1's decision to exercise its put right, which is expected to close in the fourth quarter of 2015 and other information pertaining to redeemable noncontrolling interests.)
Legal Matters
A former business partner has notified the Company of its intent to pursue breach of contract and various business tort claims against the Company for alleged losses of $116 million. Based on the information currently available, the Company does not believe a loss is probable or reasonably estimable, and no accrual was recorded as of June 30, 2015. The Company intends to vigorously defend itself against the allegations. An adverse outcome in the matter could be material to the Company's consolidated financial position, results of operations or cash flows.
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
Guarantees
There were no guarantees recorded as of June 30, 2015 and December 31, 2014.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of June 30, 2015 and December 31, 2014.
NOTE 16. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on (i) financial information reviewed by its CEO, (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. As of December 31, 2014, the Company changed its organizational structure and reorganized its production studios into an operating segment. Previously, components of this segment were classified in the U.S. Networks and International Networks reportable segments. Production Studios does not meet the quantitative thresholds for a separate reportable segment and has been combined with the Education segment, which also does not meet the quantitative thresholds of a separate reportable segment, referred to as Education and Other for financial statement presentation. The Company has recast amounts for the three and six months ended June 30, 2014 to conform to the current year presentation.
The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated for consolidation are not eliminated at the segment level. Inter-segment transactions primarily include advertising purchases.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenues by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. Networks	$814	$776	$1,563	$1,482
International Networks	801	793	1,536	1,460
Education and Other	40	42	94	82
Corporate and inter-segment eliminations	(1)	(1)	(2)	(3)
Total revenues	$1,654	$1,610	$3,191	$3,021
Adjusted OIBDA by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. Networks	$496	$462	$921	$849
International Networks	266	298	481	518
Education and Other	(2)	9	3	12
Corporate and inter-segment eliminations	(80)	(75)	(157)	(160)
Total Adjusted OIBDA	$680	$694	$1,248	$1,219
Reconciliation of Total Adjusted OIBDA to Income from Continuing Operations Before Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Adjusted OIBDA	$680	$694	$1,248	$1,219
Amortization of deferred launch incentives	(4)	(2)	(8)	(4)
Mark-to-market equity-based compensation	(16)	(3)	(8)	(6)
Depreciation and amortization	(82)	(75)	(163)	(158)
Restructuring and other charges	(24)	(5)	(33)	(8)
Gain on disposition	3	31	3	31
Operating income	$557	$640	$1,039	$1,074
Interest expense	(77)	(83)	(166)	(164)
Income from equity investees, net	7	8	8	21
Other (expense) income, net	(59)	27	(78)	10
Income from continuing operations before income taxes	$428	$592	$803	$941
Total Assets by Segment

	June 30, 2015	December 31, 2014
U.S. Networks	$3,358	$3,315
International Networks	5,153	5,443
Education and Other	342	320
Corporate and inter-segment eliminations	6,876	6,892
Total assets	$15,729	$15,970
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of June 30, 2015 and December 31, 2014, all of the outstanding senior notes (see Note 6) have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to a Registration Statement on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC") (the “Shelf Registration”). The Company fully and unconditionally guarantees the senior notes on an unsecured basis. The Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Shelf Registration that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
June 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$18	$214	$—	$—	$232
Receivables, net	—	—	451	1,054	—	—	1,505
Content rights, net	—	—	7	306	—	—	313
Deferred income taxes	—	—	40	44	—	—	84
Prepaid expenses and other current assets	—	1	179	154	—	—	334
Inter-company trade receivables, net	—	—	110	—	—	(110)	—
Total current assets	—	1	805	1,772	—	(110)	2,468
Investment in and advances to subsidiaries	5,489	5,489	7,702	—	3,673	(22,353)	—
Noncurrent content rights, net	—	—	610	1,411	—	—	2,021
Goodwill	—	—	3,769	4,420	—	—	8,189
Intangible assets, net	—	—	298	1,524	—	—	1,822
Equity method investments	—	—	20	580	—	—	600
Other noncurrent assets	—	20	102	527	—	(20)	629
Total assets	$5,489	$5,510	$13,306	$10,234	$3,673	$(22,483)	$15,729
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$327	$22	$—	$—	$349
Other current liabilities	2	—	427	934	—	—	1,363
Inter-company trade payables, net	—	—	—	110	—	(110)	—
Total current liabilities	2	—	754	1,066	—	(110)	1,712
Noncurrent portion of debt	—	—	6,738	118	—	—	6,856
Other noncurrent liabilities	2	—	325	593	21	(20)	921
Total liabilities	4	—	7,817	1,777	21	(130)	9,489
Redeemable noncontrolling interests	—	—	—	754	—	—	754
Equity attributable to Discovery Communications, Inc.	5,485	5,510	5,489	7,703	3,652	(22,354)	5,485
Noncontrolling interests	—	—	—	—	—	1	1
Total equity	5,485	5,510	5,489	7,703	3,652	(22,353)	5,486
Total liabilities and equity	$5,489	$5,510	$13,306	$10,234	$3,673	$(22,483)	$15,729

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$8	$359	$—	$—	$367
Receivables, net	—	—	416	1,017	—	—	1,433
Content rights, net	—	—	8	321	—	—	329
Deferred income taxes	—	—	40	47	—	—	87
Prepaid expenses and other current assets	—	11	164	100	—	—	275
Inter-company trade receivables, net	—	—	151	—	—	(151)	—
Total current assets	—	11	787	1,844	—	(151)	2,491
Investment in and advances to subsidiaries	5,678	5,669	7,750	—	3,800	(22,897)	—
Noncurrent content rights, net	—	—	613	1,360	—	—	1,973
Goodwill	—	—	3,769	4,467	—	—	8,236
Intangible assets, net	—	—	307	1,664	—	—	1,971
Equity method investments	—	—	21	623	—	—	644
Other noncurrent assets	—	20	106	549	—	(20)	655
Total assets	$5,678	$5,700	$13,353	$10,507	$3,800	$(23,068)	$15,970
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$1,084	$23	$—	$—	$1,107
Other current liabilities	73	—	433	991	—	—	1,497
Inter-company trade payables, net	—	—	—	151	—	(151)	—
Total current liabilities	73	—	1,517	1,165	—	(151)	2,604
Noncurrent portion of debt	—	—	5,824	178	—	—	6,002
Other noncurrent liabilities	3	—	343	665	22	(20)	1,013
Total liabilities	76	—	7,684	2,008	22	(171)	9,619
Redeemable noncontrolling interests	—	—	—	747	—	—	747
Equity attributable to Discovery Communications, Inc.	5,602	5,700	5,669	7,752	3,778	(22,899)	5,602
Noncontrolling interests	—	—	—	—	—	2	2
Total equity	5,602	5,700	5,669	7,752	3,778	(22,897)	5,604
Total liabilities and equity	$5,678	$5,700	$13,353	$10,507	$3,800	$(23,068)	$15,970

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$495	$1,165	$—	$(6)	$1,654
Costs of revenues, excluding depreciation and amortization	—	—	106	458	—	—	564
Selling, general and administrative	4	—	53	379	—	(6)	430
Depreciation and amortization	—	—	8	74	—	—	82
Restructuring and other charges	—	—	15	9	—	—	24
Gain on disposition	—	—	—	(3)	—	—	(3)
Total costs and expenses	4	—	182	917	—	(6)	1,097
Operating (loss) income	(4)	—	313	248	—	—	557
Equity in earnings of subsidiaries	289	289	149	—	193	(920)	—
Interest expense	—	—	(75)	(2)	—	—	(77)
Income from equity investees, net	—	—	1	6	—	—	7
Other expense, net	—	—	(38)	(21)	—	—	(59)
Income from continuing operations before income taxes	285	289	350	231	193	(920)	428
Benefit from (provision for) income taxes	1	—	(61)	(79)	—	—	(139)
Net income	286	289	289	152	193	(920)	289
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(3)	(3)
Net income available to Discovery Communications, Inc.	$286	$289	$289	$152	$193	$(923)	$286

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$498	$1,115	$—	$(3)	$1,610
Costs of revenues, excluding depreciation and amortization	—	—	118	398	—	(1)	515
Selling, general and administrative	4	—	47	357	—	(2)	406
Depreciation and amortization	—	—	7	68	—	—	75
Restructuring and other charges	—	—	1	4	—	—	5
Gain on disposition	—	—	—	(31)	—	—	(31)
Total costs and expenses	4	—	173	796	—	(3)	970
Operating (loss) income	(4)	—	325	319	—	—	640
Equity in earnings of subsidiaries	382	382	204	—	254	(1,222)	—
Interest expense	—	—	(81)	(2)	—	—	(83)
Income from equity investees, net	—	—	3	5	—	—	8
Other income, net	—	—	2	25	—	—	27
Income from continuing operations before income taxes	378	382	453	347	254	(1,222)	592
Benefit from (provision for) income taxes	1	—	(71)	(138)	—	—	(208)
Net income	379	382	382	209	254	(1,222)	384
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(3)	(3)
Net income available to Discovery Communications, Inc.	$379	$382	$382	$209	$254	$(1,227)	$379

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$956	$2,241	$—	$(6)	$3,191
Costs of revenues, excluding depreciation and amortization	—	—	214	915	—	—	1,129
Selling, general and administrative	8	—	96	732	—	(6)	830
Depreciation and amortization	—	—	17	146	—	—	163
Restructuring and other charges	—	—	20	13	—	—	33
Gain on disposition	—	—	—	(3)	—	—	(3)
Total costs and expenses	8	—	347	1,803	—	(6)	2,152
Operating (loss) income	(8)	—	609	438	—	—	1,039
Equity in earnings of subsidiaries	541	541	243	—	361	(1,686)	—
Interest expense	—	—	(162)	(4)	—	—	(166)
Income from equity investees, net	—	—	2	6	—	—	8
Other expense, net	—	—	(11)	(67)	—	—	(78)
Income from continuing operations before income taxes	533	541	681	373	361	(1,686)	803
Benefit from (provision for) income taxes	3	—	(140)	(127)	—	—	(264)
Net income	536	541	541	246	361	(1,686)	539
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(3)	(3)
Net income available to Discovery Communications, Inc.	$536	$541	$541	$246	$361	$(1,689)	$536

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$949	$2,077	$—	$(5)	$3,021
Costs of revenues, excluding depreciation and amortization	—	—	229	771	—	(3)	997
Selling, general and administrative	7	—	111	699	—	(2)	815
Depreciation and amortization	—	—	17	141	—	—	158
Restructuring and other charges	—	—	1	7	—	—	8
Gain on disposition	—	—	—	(31)	—	—	(31)
Total costs and expenses	7	—	358	1,587	—	(5)	1,947
Operating (loss) income	(7)	—	591	490	—	—	1,074
Equity in earnings of subsidiaries	614	614	312	—	409	(1,949)	—
Interest expense	—	—	(160)	(4)	—	—	(164)
Income from equity investees, net	—	—	6	15	—	—	21
Other income, net	—	—	6	4	—	—	10
Income from continuing operations before income taxes	607	614	755	505	409	(1,949)	941
Benefit from (provision for) income taxes	2	—	(141)	(187)	—	—	(326)
Net income	609	614	614	318	409	(1,949)	615
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(4)	(4)
Net income available to Discovery Communications, Inc.	$609	$614	$614	$318	$409	$(1,955)	$609

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$286	$289	$289	$152	$193	$(920)	$289
Other comprehensive income (loss), net of tax:
Currency translation adjustments	132	132	132	132	88	(484)	132
Derivative and market value adjustments	(14)	(14)	(14)	(30)	(9)	67	(14)
Comprehensive income	404	407	407	254	272	(1,337)	407
Comprehensive income attributable to redeemable noncontrolling interests	(9)	(9)	(9)	(9)	(6)	30	(12)
Comprehensive income attributable to Discovery Communications, Inc.	$395	$398	$398	$245	$266	$(1,307)	$395

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$379	$382	$382	$209	$254	$(1,222)	$384
Other comprehensive loss, net of tax:
Currency translation adjustments	(33)	(33)	(33)	(35)	(22)	123	(33)
Derivative and market value adjustments	(8)	(8)	(8)	(1)	(5)	22	(8)
Comprehensive income	338	341	341	173	227	(1,077)	343
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Comprehensive loss attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	1	(4)
Comprehensive income attributable to Discovery Communications, Inc.	$337	$340	$340	$172	$226	$(1,078)	$337

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$536	$541	$541	$246	$361	$(1,686)	$539
Other comprehensive loss, net of tax:
Currency translation adjustments	(116)	(116)	(116)	(114)	(77)	423	(116)
Derivative and market value adjustments	(2)	(2)	(2)	(2)	(1)	7	(2)
Comprehensive income	418	423	423	130	283	(1,256)	421
Comprehensive loss attributable to redeemable noncontrolling interests	26	26	26	26	17	(98)	23
Comprehensive income attributable to Discovery Communications, Inc.	$444	$449	$449	$156	$300	$(1,354)	$444

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(73)	$8	$148	$311	$—	$—	$394
Investing Activities
Purchases of property and equipment	—	—	(11)	(41)	—	—	(52)
Business acquisitions, net of cash acquired	—	—	—	(22)	—	—	(22)
Payments for derivative instruments	—	—	(11)	—	—	—	(11)
Proceeds from disposition, net of cash disposed	—	—	—	61	—	—	61
Distributions from equity method investees	—	—	—	49	—	—	49
Investments in equity method investees, net	—	—	(1)	(26)	—	—	(27)
Investments in cost method investments	—	—	—	(16)	—	—	(16)
Inter-company distributions	—	—	31	—	—	(31)	—
Other investing activities, net	—	—	—	(8)	—	—	(8)
Cash provided by (used in) investing activities	—	—	8	(3)	—	(31)	(26)
Financing Activities
Commercial paper borrowings, net	—	—	94	—	—	—	94
Borrowings under revolving credit facility	—	—	—	123	—	—	123
Principal repayments of revolving credit facility	—	—	(13)	(148)	—	—	(161)
Borrowings from debt, net of discount	—	—	936	—	—	—	936
Principal repayments of debt	—	—	(849)	—	—	—	(849)
Principal repayments of capital lease obligations	—	—	(2)	(15)	—	—	(17)
Repurchases of stock	(524)	—	—	—	—	—	(524)
Cash distributions to redeemable noncontrolling interests	—	—	—	(36)	—	—	(36)
Equity-based plan payments, net	(11)	—	—	—	—	—	(11)
Hedge of borrowings from debt instruments	—	—	(29)	—	—	—	(29)
Inter-company distributions	—	—	—	(31)	—	31	—
Inter-company contributions and other financing activities, net	608	(8)	(283)	(330)	—	—	(13)
Cash provided by (used in) financing activities	73	(8)	(146)	(437)	—	31	(487)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(16)	—	—	(16)
Net change in cash and cash equivalents	—	—	10	(145)	—	—	(135)
Cash and cash equivalents, beginning of period	—	—	8	359	—	—	367
Cash and cash equivalents, end of period	$—	$—	$18	$214	$—	$—	$232

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$146	$10	$(1)	$318	$—	$—	$473
Investing Activities
Purchases of property and equipment	—	—	(13)	(45)	—	—	(58)
Business acquisitions, net of cash acquired	—	—	—	(321)	—	—	(321)
Proceeds from disposition, net of cash disposed	—	—	—	45	—	—	45
Distributions from equity method investees	—	—	—	41	—	—	41
Investments in equity method investees, net	—	—	(1)	(8)	—	—	(9)
Other investing activities, net	—	—	—	(1)	—	—	(1)
Cash used in investing activities	—	—	(14)	(289)	—	—	(303)
Financing Activities
Commercial paper borrowings, net	—	—	162	—	—	—	162
Borrowings under revolving credit facility	—	—	440	—	—	—	440
Principal repayments of revolving credit facility	—	—	(440)	—	—	—	(440)
Borrowings from debt, net of discount	—	—	415	—	—	—	415
Principal repayments of capital lease obligations	—	—	(2)	(7)	—	—	(9)
Repurchases of stock	(769)	—	—	—	—	—	(769)
Cash distributions to redeemable noncontrolling interests	—	—	—	(2)	—	—	(2)
Equity-based plan proceeds, net	13	—	—	—	—	—	13
Inter-company contributions and other financing activities, net	610	(10)	(655)	44	—	—	(11)
Cash (used in) provided by financing activities	(146)	(10)	(80)	35	—	—	(201)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	—	(5)
Net change in cash and cash equivalents	—	—	(95)	59	—	—	(36)
Cash and cash equivalents, beginning of period	—	—	123	285	—	—	408
Cash and cash equivalents, end of period	$—	$—	$28	$344	$—	$—	$372

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
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and websites, and International Networks, consisting primarily of international television networks and websites; and two combined operating segments referred to as Education and Other, consisting principally of curriculum-based product and service offerings and production studios.
U.S. Networks
U.S. Networks generated revenues of $1,563 million, which represented 49% of our total consolidated revenues, and Adjusted OIBDA of $921 million during the six months ended June 30, 2015. Our U.S. Networks segment owns and operates ten national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. In addition, this segment holds an equity method investment interest in OWN.
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
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers.
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
During the six months ended June 30, 2015, distribution, advertising and other revenues were 46%, 53% and 1%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet, collectively, generated 67% of U.S. Networks’ total revenues for the six months ended June 30, 2015.
U.S. Networks’ largest single cost is content expense, which includes content amortization, content impairments and production costs. U.S. Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method of amortization over the estimated useful lives of the content. Amortization rates vary by network. Most of U.S. Networks' content rights are amortized using an accelerated amortization method over four years.
On September 23, 2014, we acquired an additional 10% for a controlling ownership interest in Discovery Family, formerly known as the Hub Network, from Hasbro for $64 million. Discovery Family is a pay-TV network in the U.S. that provides entertainment for children and families. The purchase increased our ownership interest in the joint venture from 50% to 60%. As a result, we changed our accounting for Discovery Family from an equity method investment to a consolidated subsidiary. The acquisition of Discovery Family supports the strategic priority of broadening the scope of the network to increase viewership. The network rebrand to Discovery Family occurred on October 13, 2014. (See Note 2 to the accompanying consolidated financial statements.)

International Networks
International Networks generated revenues of $1,536 million, which represented 48% of our total consolidated revenues, and Adjusted OIBDA of $481 million during the six months ended June 30, 2015. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, DMAX and Discovery Kids. International Networks has a large international distribution platform for its 43 networks, with as many as 14 networks distributed in any particular country or territory across the more than 220 countries and territories around the world where our networks are distributed. Including all acquisitions through June 30, 2015, International Networks operated over 345 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has free-to-air networks in Europe and the Middle East and broadcast networks in the Nordics and continues to pursue further international expansion. The penetration and growth rates of pay-TV services vary across the 220 countries and territories depending on the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, free-to-air or broadcast television is dominant in others. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
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
The other significant source of revenue for International Networks relates to advertising sold on our television networks, similar to U.S. Networks. Advertising revenue is dependent upon a number of factors, including the development of pay and free-to-air television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a portfolio of channels. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, we expect that advertising revenue growth will result from continued subscriber growth, our localization strategy, and the shift of advertising spending from traditional broadcast networks to channels in the multi-channel environment. In relatively mature markets, such as Northern Europe, we anticipate that growth in advertising revenue will come from increasing viewership and advertising pricing on our existing television networks, launching new services and through acquisitions.
During the six months ended June 30, 2015, distribution, advertising and other revenues were 53%, 44% and 3%, respectively, of total net revenues for this segment. While the Company has traditionally operated cable networks, an increasing portion of the Company's international revenue is generated by advertising on free-to-air or broadcast networks. Pay-TV networks, free-to-air or broadcast networks, and radio networks generated 44%, 48% and 8% of International Networks' advertising revenue for the six months ended June 30, 2015, respectively.
International Networks’ largest cost is content expense, which we distribute through localized programming disseminated via our 345 unique distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third-party producers. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. Content acquired from U.S. Networks and content developed locally airing on the same network is amortized similarly, as amortization rates vary by network. Approximately half of International Networks' content is amortized using an accelerated amortization method, while the remainder is amortized on a straight-line basis. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each season in the arrangement.
On December 21, 2012, we acquired a 20% ownership interest in Eurosport, which includes both Eurosport International and Eurosport France and which was accounted for as an equity method investment. On May 30, 2014, we acquired a controlling 31% interest in Eurosport International for €259 million ($351 million) and committed to acquire a similar controlling interest in Eurosport France upon resolution of certain regulatory matters. The outstanding regulatory matters in France were subsequently resolved and on March 31, 2015, we completed our acquisition of an additional 31% equity interest in Eurosport France for €38 million ($40 million), giving us a 51% stake in Eurosport. (See Note 2 to the accompanying consolidated financial statements.)

On June 30, 2015, we sold our radio businesses in Northern Europe to Bauer Media Group for total consideration, net of cash disposed, of €74 million ($84 million), which includes €54 million ($61 million) of net cash received at closing, €3 million ($4 million) of expected working capital adjustments, and €17 million ($19 million) for the fair value of contingent consideration to be determined by the operating results of the radio businesses for the year ended December 31, 2015. We recorded a pretax gain of $3 million upon completion of the sale. We determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on our operations and consolidated financial results. (See Note 2 to the accompanying consolidated financial statements.)
Effective January 1, 2015, we realigned our International Networks reporting structure into the following regions: Northern Europe, which includes primarily the Nordics and U.K.; Southern Europe, which primarily includes Italy and Spain; Central and Eastern Europe, the Middle East, and Africa (“CEEMEA”), which has been expanded to include Germany; Latin America; Asia-Pacific; and Eurosport. Previously, International Networks’ regional operations reporting structure was segregated into the following regions: Western Europe, which included the U.K. and western European countries; Nordics; CEEMEA; Latin America; Asia-Pacific; and Eurosport. This realignment did not impact our consolidated financial statements other than to change the regions in which we describe our operating results for the International Networks segment.
Education and Other
Education and Other generated revenues of $94 million during the six months ended June 30, 2015, which represented 3% of our total consolidated revenues for the six months ended June 30, 2015. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hardcopy curriculum-based content. Other is largely comprised of production studios that develop television content for our networks and television service providers throughout the world.
As of December 31, 2014, we reorganized our production studios into an operating segment. Previously, components of this segment were classified in the U.S. Networks and International Networks segments. The segment does not meet the quantitative thresholds for reporting as a separate segment and has been combined with our Education segment, which also does not meet the quantitative thresholds of a separate reportable segment, renamed Education and Other, for financial statement presentation in all periods. All prior period amounts have been recast to conform to the current year presentation. Our wholly owned production studios provide services to our U.S. Networks and International Networks segments at cost. The revenues and offsetting expenses associated with these inter-segment production services are not reflected in the results of operations for Education and Other as they have been eliminated within the Production Studios operating segment.
On September 23, 2014, we acquired a 50% equity method ownership interest in All3Media, a production company with an enterprise value of £556 million ($912 million), for a cash payment of £90 million ($147 million). All3Media recapitalized its debt structure to effect the transaction. (See Note 3 to the accompanying consolidated financial statements). On February 28, 2014, we acquired Raw TV Limited, a factual entertainment production company in the U.K. that will improve the sourcing of content for our networks. (See Note 2 to the accompanying consolidated financial statements.)

RESULTS OF OPERATIONS
Items Impacting Comparability
On May 30, 2014, we acquired a controlling interest in Eurosport International. On March 31, 2015, we acquired a controlling interest in Eurosport France and integrated the business into Eurosport International, collectively referred to as Eurosport. (See Note 2 to the accompanying consolidated financial statements.) We included the operations of Eurosport International and Eurosport France in our consolidated financial statements as of their respective acquisition dates. As a result, Eurosport has impacted the comparability of our results of operations between the three and six months ended June 30, 2015 and the comparable periods in 2014. Accordingly, to assist the reader in understanding the changes in our results of operations, the results of operations for the three and six months ended June 30, 2015 and 2014 excluding Eurosport are presented in the tables below (in millions). The results of operations for Eurosport do not reflect the synergies from increased pan-European market penetration which are reflected in the total Company excluding Eurosport amounts. Discovery Family, which was acquired on September 23, 2014, and other less significant acquisitions made during 2015 and 2014, were not adjusted for in the comparability tables as their results did not materially impact the comparability of operations, except as otherwise noted within this Item. Adjusted OIBDA is defined and a reconciliation to operating income is presented in the Segment Results of Operations section.

Consolidated	Three Months Ended June 30,
	2015			2014
	Total Company As Reported	Eurosport	Total Company Ex-Eurosport	Total Company As Reported	Eurosport	Total Company Ex-Eurosport	% Change Ex-Eurosport
Revenues:
Distribution	$775	$91	$684	$692	$29	$663	3%
Advertising	814	34	780	844	18	826	(6)%
Other	65	8	57	74	8	66	(14)%
Total Revenues	$1,654	$133	$1,521	$1,610	$55	$1,555	(2)%

Adjusted OIBDA	$680	$14	$666	$694	$16	$678	(2)%

Consolidated	Six Months Ended June 30,
	2015			2014
	Total Company As Reported	Eurosport	Total Company Ex- Eurosport	Total Company As Reported	Eurosport	Total Company Ex- Eurosport	% Change Ex-Eurosport
Revenues:
Distribution	$1,533	$168	$1,365	$1,349	$29	$1,320	3%
Advertising	1,501	50	1,451	1,533	18	1,515	(4)%
Other	157	25	132	139	8	131	1%
Total Revenues	$3,191	$243	$2,948	$3,021	$55	$2,966	(1)%

Adjusted OIBDA	$1,248	$15	$1,233	$1,219	$16	$1,203	2%

International Networks	Three Months Ended June 30,
	2015			2014
	International Networks As Reported	Eurosport	International Networks Ex- Eurosport	International Networks As Reported	Eurosport	International Networks Ex- Eurosport	% Change Ex-Eurosport
Revenues:
Distribution	$418	$91	$327	$373	$29	$344	(5)%
Advertising	367	34	333	397	18	379	(12)%
Other	16	8	8	23	8	15	(47)%
Total Revenues	$801	$133	$668	$793	$55	$738	(9)%

Adjusted OIBDA	$266	$14	$252	$298	$16	$282	(11)%

International Networks	Six Months Ended June 30,
	2015			2014
	International Networks As Reported	Eurosport	International Networks Ex- Eurosport	International Networks As Reported	Eurosport	International Networks Ex- Eurosport	% Change Ex-Eurosport
Revenues:
Distribution	$814	$168	$646	$711	$29	$682	(5)%
Advertising	679	50	629	713	18	695	(9)%
Other	43	25	18	36	8	28	(36)%
Total Revenues	$1,536	$243	$1,293	$1,460	$55	1,405	(8)%

Adjusted OIBDA	$481	$15	$466	$518	$16	$502	(7)%
Recasting of Certain Prior Period Information
The Company’s reportable segments are determined based on (i) financial information reviewed by our CEO, (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. As of December 31, 2014, we changed our organizational structure and reorganized our production studios into an operating segment. Previously, components of this segment were part of the U.S. Networks and International Networks segments. Production Studios does not meet the quantitative thresholds of a separate reportable segment and has been combined with our Education segment, which also does not meet the quantitative thresholds of a separate reportable segment, referred to as Education and Other, for financial statement presentation in all periods. The Company has recast amounts for the three and six months ended June 30, 2014 to conform to our current structure for internally managing and monitoring segment performance.

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Distribution	$775	$692	12%	$1,533	$1,349	14%
Advertising	814	844	(4)%	1,501	1,533	(2)%
Other	65	74	(12)%	157	139	13%
Total revenues	1,654	1,610	3%	3,191	3,021	6%
Costs of revenues, excluding depreciation and amortization	564	515	10%	1,129	997	13%
Selling, general and administrative	430	406	6%	830	815	2%
Depreciation and amortization	82	75	9%	163	158	3%
Restructuring and other charges	24	5	NM	33	8	NM
Gain on disposition	(3)	(31)	(90)%	(3)	(31)	(90)%
Total costs and expenses	1,097	970	13%	2,152	1,947	11%
Operating income	557	640	(13)%	1,039	1,074	(3)%
Interest expense	(77)	(83)	(7)%	(166)	(164)	1%
Income from equity investees, net	7	8	(13)%	8	21	(62)%
Other (expense) income, net	(59)	27	NM	(78)	10	NM
Income from continuing operations before income taxes	428	592	(28)%	803	941	(15)%
Provision for income taxes	(139)	(208)	(33)%	(264)	(326)	(19)%
Net income	289	384	(25)%	539	615	(12)%
Net income attributable to noncontrolling interests	—	(2)	(100)%	—	(2)	(100)%
Net income attributable to redeemable noncontrolling interests	(3)	(3)	—%	(3)	(4)	(25)%
Net income available to Discovery Communications, Inc.	$286	$379	(25)%	$536	$609	(12)%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations, Eurosport and the effect of the consolidation of Discovery Family, distribution revenue increased 7% for each of the three and six months ended June 30, 2015. The increases for the three and six months ended June 30, 2015 were a result of increases of 6% and 7%, respectively, at our U.S. Networks segment and 7% and 6%, respectively, at our International Networks segment. For U.S. Networks, excluding the effect of the consolidation of Discovery Family, distribution revenue increased due to annual contractual rate increases, partially offset by slight declines in subscribers. The increases in our International Networks' distribution revenue, excluding the impact of foreign currency and Eurosport, were mostly due to increases in subscribers and affiliate rates in Latin America in equivalent amounts and, to a lesser extent, increases in subscribers in CEEMEA.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Excluding the impact of foreign currency fluctuations, Eurosport, and the effect of the consolidation of Discovery Family, advertising revenue increased 2% for the three months ended June 30, 2015 and increased 3% for the six months ended June 30, 2015. The increases were a result of increases at our International Networks segment of 7% and 9% for the three and six months ended June 30, 2015, respectively. The increase for the three months ended June 30, 2015 was mostly driven by volume, pricing and ratings in Latin America and, to a lesser extent, pricing in Southern Europe. The increase for the six months ended June 30, 2015 was primarily driven by pricing and volume in Northern Europe, volume, pricing and ratings in Latin America and volume and pricing in Southern Europe, in equivalent amounts. Excluding the effect of Discovery Family, U.S. Networks' advertising revenue decreased 1% for each of the three and six months ended June 30, 2015 as lower audience delivery was partially offset by increases in pricing.
Excluding the impacts of foreign currency fluctuations and Eurosport and the effect of the consolidation of Discovery Family, other revenue decreased 13% for the three months ended June 30, 2015 and increased 2% for the six months ended June 30, 2015. The decrease for the three months ended June 30, 2015 was the result of a decrease at our U.S. Networks segment due primarily to lower representation fees, which have been eliminated now that Discovery Family Channel has been consolidated, and a decrease at our International Networks segment due to lower program sales. For the six months ended June 30, 2015, these decreases were offset by increases at our Education and Other segments primarily due to a business combination that took place during the three months ended March 31, 2014.
Costs of Revenues
Excluding the impact of foreign currency fluctuations, Eurosport and the effect of the consolidation of Discovery Family, costs of revenues increased 6% for the three months ended June 30, 2015 and increased 8% for the six months ended June 30, 2015. The increases for the three and six months ended June 30, 2015 were the result of increases of 7% and 8%, respectively, at our International Networks segment and 2% and 3%, respectively, at our U.S. Networks segment. The increases in costs of revenues were primarily due to increases in content amortization, which is consistent with our commitment to increased spending for content on our networks. Content amortization rates on our networks have generally remained consistent. Excluding the impact of foreign currency fluctuations, Eurosport and the effect of the consolidation of Discovery Family, content amortization was $344 million and $313 million for the three months ended June 30, 2015 and 2014, respectively, and $694 million and $636 million for the six months ended June 30, 2015 and 2014, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations, Eurosport and the effect of the consolidation of Discovery Family, selling, general and administrative expenses increased 5% for the three months ended June 30, 2015 and remained consistent for the six months ended June 30, 2015. The 5% increase for the three months ended June 30, 2015 was comprised of increases of 4% attributable to mark-to-market equity-based compensation expense, 2% related to our International Networks segment, and 2% related to our Education and Other segments, partially offset by a decrease of 3% related to our U.S. Networks segment. Selling general and administrative expense remained consistent for the six months ended June 30, 2015 due primarily to an increase of 3% related to our International Networks segment, offset by a decrease of 3% related to our U.S. Networks segment.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization expense increased for the three and six months ended June 30, 2015 primarily due to amortization of intangible assets related to business acquisitions during 2015 and 2014. (See Note 2 to the accompanying consolidated financial statements.)
Restructuring and Other Charges
Restructuring and other charges increased $19 million and $25 million for the three and six months ended June 30, 2015, respectively. The increases were primarily related to content impairments resulting from the cancellation of certain high profile series due to legal circumstances pertaining to the associated talent.
Interest Expense
Interest expense decreased $6 million for the three months ended June 30, 2015 and remained consistent for the six months ended June 30, 2015. The decrease for the three months ended June 30, 2015 was due to the reduction in weighted average interest rate on outstanding debt. For the six months ended June 30, 2015, this decrease was offset by the loss on extinguishment of debt of $5 million during the three months ended March 31, 2015. (See Note 6 to the accompanying consolidated financial statements.)
Income from Equity Investees, Net
Income from our equity method investees decreased $1 million and $13 million for the three and six months ended June 30, 2015, respectively, as losses at All3Media were partially offset by improved operating results at OWN. Losses at All3Media were primarily related to the amortization of intangible assets for the step up in the fair value of assets acquired from the investment following its acquisition on September 23, 2014, partially offset by gains on derivative instruments recognized during the three months ended June 30, 2015.
Other (Expense) Income, Net
The table below presents the details of other (expense) income, net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency losses, net	$(55)	$(1)	$(67)	$(12)
Loss on derivative instruments	—	—	(11)	—
Remeasurement gain on previously held equity interest	—	29	2	29
Other expense, net	(4)	(1)	(2)	(7)
Total other (expense) income, net	$(59)	$27	$(78)	$10
Other (expense) income, net increased $86 million and $88 million for the three and six months ended June 30, 2015, respectively. The increase in expense for the three months ended June 30, 2015 was mostly driven by foreign currency losses, net in addition to a $29 million remeasurement gain related to the acquisition of a controlling interest in Eurosport on May 30, 2014 for which there was no similar gain in the current period. Foreign currency losses, net mostly related to revaluation of our 2015 Euro Notes, which expose Discovery to fluctuations in foreign exchange rates in that currency, and the revaluation of monetary assets in Venezuela. The increase in expense for the six months ended June 30, 2015 was further attributable to the reclassification of losses on the ineffective portion of our interest rate cash flow hedges from accumulated other comprehensive loss into earnings (see Note 7 to the accompanying consolidated financial statements), partially offset by the change in fair value on the TF1 put right during the six months ended June 30, 2014 reflected as a component of other expense, net. (See Note 2 to the accompanying consolidated financial statements.)
Provision for Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	2%	3%	2%	3%
Effect of foreign operations	—%	2%	—%	1%
Domestic production activity deductions	(4)%	(3)%	(4)%	(3)%
Change in uncertain tax positions	(1)%	(2)%	—%	(2)%
Other, net	—%	—%	—%	1%
Effective income tax rate	32%	35%	33%	35%
Our provisions for income taxes on income from continuing operations were $139 million and $264 million, and the effective tax rates were 32% and 33% for the three and six months ended June 30, 2015, respectively. Our provisions for income taxes on income from continuing operations were $208 million and $326 million for the three and six months ended June 30, 2014, respectively, and the effective tax rates were 35% for each period. The net decrease in the effective tax rate for the three and six months ended June 30, 2015 was attributable to several factors, including the allocation and taxation of income among multiple foreign and domestic jurisdictions, and favorable audit resolutions which resulted in increased tax benefits from domestic production activity deductions. These decreases were partially offset by reductions in our unrecognized tax benefits reserve in 2014 for which there was not a similar benefit in the current period.

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
Additional financial information for our reportable segments is set forth in Note 16 to the accompanying consolidated financial statements.
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenue:
U.S. Networks	$814	$776	5%	$1,563	$1,482	5%
International Networks	801	793	1%	1,536	1,460	5%
Education and Other	40	42	(5)%	94	82	15%
Corporate and inter-segment eliminations	(1)	(1)	—%	(2)	(3)	(33)%
Total revenue	1,654	1,610	3%	3,191	3,021	6%
Costs of revenues, excluding depreciation and amortization	(564)	(515)	10%	(1,129)	(997)	13%
Selling, general and administrative(a)	(414)	(403)	3%	(822)	(809)	2%
Add: Amortization of deferred launch incentives(b)	4	2	100%	8	4	100%
Adjusted OIBDA	$680	$694	(2)%	$1,248	$1,219	2%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation.
(b) Amortization of deferred launch incentives is included as a reduction of distribution revenue for reporting in accordance with GAAP, but is excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Adjusted OIBDA:
U.S. Networks	$496	$462	7%	$921	$849	8%
International Networks	266	298	(11)%	481	518	(7)%
Education and Other	(2)	9	NM	3	12	(75)%
Corporate and inter-segment eliminations	(80)	(75)	7%	(157)	(160)	(2)%
Total Adjusted OIBDA	680	694	(2)%	1,248	1,219	2%
Amortization of deferred launch incentives	(4)	(2)	100%	(8)	(4)	100%
Mark-to-market equity-based compensation	(16)	(3)	NM	(8)	(6)	33%
Depreciation and amortization	(82)	(75)	9%	(163)	(158)	3%
Restructuring and other charges	(24)	(5)	NM	(33)	(8)	NM
Gain on disposition	3	31	(90)%	3	31	(90)%
Operating income	$557	$640	(13)%	$1,039	$1,074	(3)%
U.S. Networks
The table below presents, for our U.S. Networks operating segment, revenues by type, certain operating expenses, certain contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Distribution	$357	$319	12%	$719	$638	13%
Advertising	447	446	—%	822	819	—%
Other	10	11	(9)%	22	25	(12)%
Total revenues	814	776	5%	1,563	1,482	5%
Costs of revenues, excluding depreciation and amortization	(210)	(200)	5%	(415)	(389)	7%
Selling, general and administrative	(108)	(114)	(5)%	(227)	(244)	(7)%
Adjusted OIBDA	496	462	7%	921	849	8%
Depreciation and amortization	(8)	(3)	NM	(16)	(6)	NM
Restructuring and other charges	(15)	—	NM	(22)	(1)	NM
Gain on disposition	—	31	(100)%	—	31	(100)%
Inter-segment eliminations	—	—	NM	(2)	—	NM
Operating income	$473	$490	(3)%	$881	$873	1%
Revenues
Distribution revenue for the three and six months ended June 30, 2015 increased 12% and 13%, respectively. Excluding the effect of the consolidation of Discovery Family, distribution revenue increased 6% and 7% for the three and six months ended June 30, 2015, respectively. These increases were due to annual contractual rate increases, partially offset by slight declines in subscribers.
Advertising revenue for the three and six months ended June 30, 2015 remained consistent. Excluding the effect of the consolidation of Discovery Family, advertising revenue decreased 1% for each of the three and six months ended June 30, 2015 as lower audience delivery was partially offset by increases in pricing.

Other revenue for three and six months ended June 30, 2015 decreased 9% and 12%, respectively. Excluding the effect of the consolidation of Discovery Family, other revenue decreased 27% and 28% for the three and six months ended June 30, 2015 due primarily to lower representation fees, which have been eliminated now that Discovery Family has been consolidated.
Costs of Revenues
Costs of revenues for the three and six months ended June 30, 2015 increased 5% and 7%, respectively. Excluding the effect of the consolidation of Discovery Family, costs of revenues increased 2% and 3% for the three and six months ended June 30, 2015, respectively. The increases were primarily attributable to increases in content amortization, which is consistent with our commitment to increased spending for content on our networks, partially offset by decreases in content impairments. Content amortization rates on our networks have generally remained consistent. Excluding the effect of the consolidation of Discovery Family, content amortization was $168 million and $153 million for the three months ended June 30, 2015 and 2014, respectively, and $331 million and $308 million for the six months ended June 30, 2015 and 2014, respectively.
Selling, General and Administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2015 decreased 5% and 7%, respectively. Excluding the effect of the consolidation of Discovery Family, selling, general and administrative expenses decreased 11% for each of the three and six months ended June 30, 2015. The decrease for the three months ended June 30, 2015 was primarily attributable to decreases in marketing, personnel, and facilities costs, in equivalent amounts. The decrease for the six months ended June 30, 2015 was mostly attributable to a decrease in marketing costs driven by higher marketing costs in the prior year for a tent pole event special and, to a lesser extent, decreased personnel and facilities costs in equivalent amounts.
Adjusted OIBDA
Adjusted OIBDA for the three and six months ended June 30, 2015 increased 7% and 8%, respectively. Excluding the effect of the consolidation of Discovery Family, Adjusted OIBDA increased 4% and 5% for the three and six months ended June 30, 2015, respectively. The increases were primarily driven by increases in distribution revenue and, to a lesser extent, decreases in selling, general and administrative costs, partially offset by increases in content amortization expense.
International Networks
The following table presents, for our International Networks operating segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions). In addition, see the International Networks' table in "Results of Operations - Items Impacting Comparability" for more information on Eurosport.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Distribution	$418	$373	12%	$814	$711	14%
Advertising	367	397	(8)%	679	713	(5)%
Other	16	23	(30)%	43	36	19%
Total revenues	801	793	1%	1,536	1,460	5%
Costs of revenues, excluding depreciation and amortization	(337)	(303)	11%	(671)	(580)	16%
Selling, general and administrative	(202)	(194)	4%	(392)	(366)	7%
Add: Amortization of deferred launch incentives	4	2	100%	8	4	100%
Adjusted OIBDA	266	298	(11)%	481	518	(7)%
Amortization of deferred launch incentives	(4)	(2)	100%	(8)	(4)	100%
Depreciation and amortization	(59)	(56)	5%	(116)	(120)	(3)%
Restructuring and other charges	(8)	(2)	NM	(10)	(3)	NM
Gain on disposition	3	—	NM	3	—	NM
Inter-segment eliminations	(1)	—	NM	(2)	—	NM
Operating income	$197	$238	(17)%	$348	$391	(11)%

Revenues
Excluding the impact of foreign currency fluctuations and Eurosport, distribution revenue increased 7% for the three months ended June 30, 2015 and increased 6% for the six months ended June 30, 2015. The increases were mostly due to increases in subscribers and affiliate rates in Latin America in equivalent amounts and, to a lesser extent, increases in subscribers in CEEMEA. Such growth is consistent with the continued development of the pay-TV markets in those regions.
Excluding the impact of foreign currency fluctuations and Eurosport, advertising revenue increased 7% for the three months ended June 30, 2015 and increased 9% for the six months ended June 30, 2015. The increase for the three months ended June 30, 2015 was mostly driven by volume, pricing and ratings in Latin America and, to a lesser extent, pricing in Southern Europe. The increase for the six months ended June 30, 2015 was primarily driven by pricing and volume in Northern Europe, volume, pricing and ratings in Latin America and volume and pricing in Southern Europe, in equivalent amounts.
Excluding the impact of foreign currency fluctuations and Eurosport, other revenue decreased for the three and six months ended June 30, 2015 mostly due to lower program sales.
Costs of Revenues
Excluding the impact of foreign currency fluctuations and Eurosport, costs of revenues increased 7% for three months ended June 30, 2015 and 8% for the six months ended June 30, 2015. The increases were primarily attributable to increases in content amortization, which is consistent with our commitment to increased spending for content on our networks. Excluding the impact of foreign currency fluctuations and Eurosport, content amortization was $175 million and $159 million for the three months ended June 30, 2015 and 2014, respectively, and $359 million and $325 million for the six months ended June 30, 2015 and 2014, respectively. Content amortization rates on our networks have generally remained consistent.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and Eurosport, selling, general and administrative expenses increased 6% for each of the three and six months ended June 30, 2015. The increase for the three months ended June 30, 2015 was mostly attributable to increased costs to support the continued growth of operations across all regions, and to a lesser extent, increased personnel costs. The increase for the six months ended June 30, 2015 was mostly due to increased personnel costs and, to a lesser extent, costs to support the continued growth of operations across all regions.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and Eurosport, Adjusted OIBDA increased 7% for the three months ended June 30, 2015 and increased 9% for the six months ended June 30, 2015. The increases were due mostly to increases in advertising and distribution revenue, partially offset by higher content expense and, to a lesser extent, higher selling, general, and administrative costs.

Education and Other
The following table presents, for our Education and Other segments revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$40	$42	(5)%	$94	$82	15%
Costs of revenues, excluding depreciation and amortization	(16)	(13)	23%	(42)	(30)	40%
Selling, general and administrative	(26)	(20)	30%	(49)	(40)	23%
Adjusted OIBDA	(2)	9	NM	3	12	(75)%
Depreciation and amortization	(1)	(1)	—%	(3)	(3)	—%
Restructuring and other charges	—	(1)	(100)%	—	(2)	(100)%
Inter-segment eliminations	1	—	NM	4	—	NM
Operating income	$(2)	$7	NM	$4	$7	(43)%
Adjusted OIBDA for the three and six months ended June 30, 2015 decreased $11 million and $9 million, respectively. The decreases were mostly due to higher utilization of our growing in house production companies and, to a lesser extent, additional investments in Education's digital textbooks. For the six months ended June 30, 2015, the increased costs were partially offset by increased revenues primarily due to a business combination that took place during the three months ended March 31, 2014.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$(1)	$(1)	—%	$(2)	$(3)	(33)%
Costs of revenues, excluding depreciation and amortization	(1)	1	NM	(1)	2	NM
Selling, general and administrative	(78)	(75)	4%	(154)	(159)	(3)%
Adjusted OIBDA	(80)	(75)	7%	(157)	(160)	(2)%
Mark-to-market equity-based compensation	(16)	(3)	NM	(8)	(6)	33%
Depreciation and amortization	(14)	(15)	(7)%	(28)	(29)	(3)%
Restructuring and other charges	(1)	(2)	(50)%	(1)	(2)	(50)%
Operating loss	$(111)	$(95)	17%	$(194)	$(197)	(2)%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA decreased $5 million for the three months ended June 30, 2015 and increased $3 million for the six months ended June 30, 2015. The decrease for the three months ended June 30, 2015 was due primarily to higher personnel costs, partially offset by a decrease in equity-based compensation expense for equity-settled awards such as stock options and RSUs that receive fixed accounting. The increase for the six months ended June 30, 2015 was due primarily to a decrease in equity-based compensation expense for equity-settled awards.
The increase in mark-to-market equity-based compensation expense for the three months ended June 30, 2015 was primarily attributable to an increase in Discovery's stock prices compared to the three months ended June 30, 2014. Mark-to-market equity-based compensation expense for the six months ended June 30, 2015 was consistent with the prior year.

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2015, we have funded our working capital needs primarily through cash flows from operations and, to a lesser extent, through the issuance of senior notes, the issuance of commercial paper and borrowings under our revolving credit facility. As of June 30, 2015, we had $232 million of cash and cash equivalents on hand.

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
Under the commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes will vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates will vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of June 30, 2015, we had $323 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately 0.5% and maturities of less than 90 days.

•	Revolving Credit Facility
We have access to a $1.5 billion revolving credit facility. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program. As of June 30, 2015, the Company had no outstanding borrowings under the revolving credit facility. Borrowings under the revolving credit facility bear interest at rates that vary based on DCL’s debt ratings from time to time. DCL also has the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. The revolving credit facility agreement provides for a maturity date of June 20, 2019. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4:50 to 1:00. As of June 30, 2015, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. During the six months ended June 30, 2015, we committed to acquire exclusive broadcast rights across all media platforms throughout Europe for the four Olympic Games between 2018 and 2024 for €1.3 billion ($1.4 billion as of June 30, 2015). The broadcast rights exclude the U.K. and France for the Olympic Games in 2018 and 2020, and exclude Russia. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

•	Business Combinations
In 2015, our uses of cash have included business combinations (see Note 2 to the accompanying consolidated financial statements). We also have redeemable equity balances of $754 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. On July 22, 2015, TF1 announced its intent to exercise its right to put the entirety of its remaining 49% noncontrolling interest in Eurosport to the Company in the fourth quarter for €491 million ($547 million as of June 30, 2015), which includes €25 million ($28 million as of June 30, 2015) of working capital adjustments. (See Note 8 to the accompanying consolidated financial statements.)

•	Equity Method Investments
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of June 30, 2015, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $408 million including interest. We may provide additional funding to our equity method investees, if necessary, and expect to recoup amounts funded. (See Note 3 to the accompanying consolidated financial statements.)

•	Common Stock Repurchase Program
As of June 30, 2015, we had remaining authorization of $416 million for future repurchases of our common stock under our common stock repurchase program, which will expire on February 3, 2016. We have been funding our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors. As of June 30, 2015, we had repurchased 2.8 million and 101.6 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $4.9 billion, respectively. (See Note 9 to the accompanying consolidated financial statements.)

•	Preferred Stock Conversion and Repurchase
We have an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into 3/7 of the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During the six months ended June 30, 2015, we converted and retired 3.1 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $201 million. Based on the number of shares of Series C common stock purchased during the three months ended June 30, 2015, the Company expects Advance/Newhouse to effectively convert and sell to the Company 0.8 million shares of its Series C convertible preferred stock for an aggregate purchase price of $52 million on or about August 7, 2015. (See Note 9 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the six months ended June 30, 2015, we made cash payments of $407 million and $165 million for income taxes and interest on our outstanding debt, respectively.

•	Equity-Based Compensation
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the six months ended June 30, 2015, we paid $25 million for cash-settled equity awards. As of June 30, 2015, liabilities totaled $63 million for outstanding cash-settled and other liability-classified equity-based compensation awards, of which $13 million was classified as current. (See Note 10 to the accompanying consolidated financial statements.)

•	Debt Maturities
On March 31, 2015, we redeemed our $850 million 3.70% Senior Notes that had an original maturity of June 1, 2015. The repayments included a payment of $1 million for the original issue discount on the Company’s senior note and resulted in a pretax loss on extinguishment of debt of $5 million for make-whole premiums.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2015	2014
Cash and cash equivalents, beginning of period	$367	$408
Cash provided by operating activities	394	473
Cash used in investing activities	(26)	(303)
Cash used in financing activities	(487)	(201)
Effect of exchange rate changes on cash and cash equivalents	(16)	(5)
Net change in cash and cash equivalents	(135)	(36)
Cash and cash equivalents, end of period	$232	$372
Operating Activities
Cash provided by operating activities decreased $79 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Increases in cash paid for taxes of $139 million, increased content investment of $68 million, and changes in working capital, such as increases in accounts receivable and decreases in accounts payable due to the timing of payments were partially offset by a decrease in cash payments for equity-based compensation of $56 million.
Investing Activities
Cash flows used in investing activities decreased $277 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was primarily attributable to a decrease in cash paid for business combinations, net of cash acquired of $299 million partially offset by an increase in investments in equity and cost method investees of $34 million.
Financing Activities
Cash flows used in financing activities increased $286 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to a decrease in borrowings on an aggregated, net basis from senior notes, commercial paper and the revolving credit of $434 million, an increase in cash distributions to redeemable noncontrolling interests of $34 million, payments on hedging instruments for derivatives in connection with the effective portion of our interest rate contracts of $29 million (see Note 7 to the accompany consolidated financial statements), and a decrease in cash proceeds from equity-based plans of $24 million. These increases were partially offset by a decrease in the repurchases of stock of $245 million.

Capital Resources
As of June 30, 2015, capital resources were comprised of the following (in millions).

	June 30, 2015
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$232	$—	$—	$232
Revolving credit facility and commercial paper program(a)	1,500	1	323	1,176
Senior notes(b)	6,803	—	6,803	—
Total	$8,535	$1	$7,126	$1,408

(a) Outstanding commercial paper borrowings of $323 million as of June 30, 2015 are supported by unused committed capacity under the revolving credit facility and reduce unused capacity. There were no outstanding borrowings under the revolving credit facility as of June 30, 2015.
(b) Interest on senior notes is paid annually or semi-annually. Our senior notes outstanding as of June 30, 2015 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2043.
We expect that our cash balance, cash generated from operations and availability under our revolving credit agreement will be sufficient to fund our cash needs for the next twelve months. Our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. As of June 30, 2015, our debt rating as measured by Moody's and Standard & Poor's were Baa2 and BBB, respectively, with a stable outlook. A downgrade in our debt rating could increase our cost of borrowing or make it more difficult for us to obtain future financing.
As of June 30, 2015, we held $108 million of our $232 million of cash and cash equivalents in our foreign subsidiaries. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. During the six months ended June 30, 2015, we acquired exclusive broadcast rights across all media platforms throughout Europe for the four Olympic Games between 2018 and 2024 for €1.3 billion ($1.4 billion as of June 30, 2015). The broadcast rights exclude the U.K. and France for the Olympic Games in 2018 and 2020, and exclude Russia. (See Note 15 to the accompanying consolidated financial statements.)
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily Liberty Global plc, Liberty Broadband Corporation, our equity method investees and minority partners of our consolidated subsidiaries. (See Note 14 to the accompanying consolidated financial statements.)
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted accounting and reporting standards during the six months ended June 30, 2015 (see Note 1 to the accompanying consolidated financial statements).
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2014 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2014, except as described below.
During the six months ended June 30, 2015, there have been changes in Venezuela's currency exchange mechanisms. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available and a new open market foreign exchange system was created, referred to as "SIMADI." The new exchange controls merged SICAD II into SICAD I, now referred to as “SICAD.” Companies operating in Venezuela, including our customers, are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars. Our customers continue to have difficulties obtaining such approval and our ability to repatriate cash generated in Venezuela at SICAD is uncertain. Beginning April 1, 2015, we applied a devalued exchange rate which we determined, based upon our specific facts and circumstances, was the most probable settlement rate for our transactions. We recorded a foreign currency remeasurement loss of $14 million on cash and cash equivalents and accounts receivable held in Venezuelan bolivars due to changes in foreign exchange rate. As of June 30, 2015 and December 31, 2014, we held approximately $22 million and $30 million, respectively, in Venezuelan bolivar denominated assets which may be exposed to further devaluation if the exchange mechanisms are not available to us or if the SICAD exchange rates further deteriorate.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations governing our businesses. We own and operate pay-TV networks in Russia, which represent less than 2% of our consolidated total revenues. Effective January 1, 2015, Russia approved a law prohibiting advertising on pay-TV networks unless the channels hold a terrestrial broadcasting license or if foreign programming does not exceed 25% of total content aired. Russia also approved a law requiring foreign owners of Russian television channels to reduce their ownership to 20% and requires us to divest a portion of our interest in our Russian subsidiaries by January 1, 2016. During the six months ended June 30, 2015, we did not earn advertising revenue in Russia. The law requiring reduction in ownership is also likely to adversely affect our results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended June 30, 2015.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
April 2015	3,908,037	$31.36	3,908,037	$415,621,920
May 2015	—	$—	—	$415,621,920
June 2015	—	$—	—	$415,621,920
Total	3,908,037	$31.36	3,908,037	$415,621,920

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) As of June 30, 2015, the total amount authorized under the stock repurchase program was $5.5 billion, and we had remaining authorization of $416 million for future repurchases under our common stock repurchase program, which will expire on February 3, 2016. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended June 30, 2015. The Company first announced its stock repurchase program on August 3, 2010.
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under the our stock repurchase program during the then most recently completed fiscal quarter. During the three months ended June 30, 2015, we converted and retired 1.4 million shares of converted Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $84 million. Based on the number of shares of Series C common stock purchased during the three months ended June 30, 2015, we expect to convert and retire 0.8 million shares of our Series C convertible preferred stock for an aggregate purchase price of $52 million on or about August 7, 2015.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	2005 Non-Employee Director Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2015)*

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Equity for the three and six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: August 5, 2015	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 5, 2015	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	2005 Non-Employee Director Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2015)*

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Equity for the three and six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.