Form 10-Q
period 2015-09-30
Discovery Communications, Inc.
filed 2015-11-03
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of October 26, 2015:

Series A Common Stock, par value $0.01 per share	149,505,563
Series B Common Stock, par value $0.01 per share	6,537,977
Series C Common Stock, par value $0.01 per share	274,439,399

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$262	$367
Receivables, net	1,556	1,433
Content rights, net	341	329
Deferred income taxes	80	87
Income taxes receivable and prepaid income taxes	153	17
Prepaid expenses and other current assets	327	258
Total current assets	2,719	2,491
Noncurrent content rights, net	2,067	1,973
Property and equipment, net	500	554
Goodwill	8,180	8,236
Intangible assets, net	1,772	1,971
Equity method investments	562	644
Other noncurrent assets	119	101
Total assets	$15,919	$15,970
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$249	$225
Accrued liabilities	1,506	1,094
Deferred revenues	237	178
Current portion of debt	116	1,107
Total current liabilities	2,108	2,604
Noncurrent portion of debt	6,941	6,002
Deferred income taxes	589	588
Other noncurrent liabilities	395	425
Total liabilities	10,033	9,619
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	240	747
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 38 and 42 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 152 and 151 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 376 and 375 shares issued	4	4
Additional paid-in capital	6,935	6,917
Treasury stock, at cost	(5,086)	(4,763)
Retained earnings	4,297	3,809
Accumulated other comprehensive loss	(508)	(368)
Total Discovery Communications, Inc. stockholders’ equity	5,645	5,602
Noncontrolling interests	1	2
Total equity	5,646	5,604
Total liabilities and equity	$15,919	$15,970
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Distribution	$776	$748	$2,309	$2,097
Advertising	699	725	2,200	2,258
Other	82	95	239	234
Total revenues	1,557	1,568	4,748	4,589
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	574	529	1,703	1,526
Selling, general and administrative	394	432	1,224	1,247
Depreciation and amortization	80	85	243	243
Restructuring and other charges	4	11	37	19
Gain on disposition	—	—	(3)	(31)
Total costs and expenses	1,052	1,057	3,204	3,004
Operating income	505	511	1,544	1,585
Interest expense	(82)	(83)	(248)	(247)
(Loss) income from equity investees, net	(10)	13	(2)	34
Other income (expense), net	—	1	(78)	11
Income before income taxes	413	442	1,216	1,383
Provision for income taxes	(130)	(155)	(394)	(481)
Net income	283	287	822	902
Net income attributable to noncontrolling interests	—	—	—	(2)
Net income attributable to redeemable noncontrolling interests	(4)	(7)	(7)	(11)
Net income available to Discovery Communications, Inc.	$279	$280	$815	$889
Net income per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Basic	$0.43	$0.41	$1.25	$1.29
Diluted	$0.43	$0.41	$1.24	$1.28
Weighted average shares outstanding:
Basic	432	449	434	458
Diluted	653	682	658	693
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$283	$287	$822	$902
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(46)	(187)	(162)	(219)
Derivative and market value adjustments	1	3	(1)	(6)
Comprehensive income	238	103	659	677
Comprehensive income attributable to noncontrolling interests	—	—	—	(2)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(7)	20	16	15
Comprehensive income attributable to Discovery Communications, Inc.	$231	$123	$675	$690
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$822	$902
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	16	66
Depreciation and amortization	243	243
Content amortization and impairment expense	1,243	1,083
Gain on disposition	(3)	(31)
Remeasurement gain on previously held equity interest	(2)	(29)
Equity in earnings of investee companies, net of cash distributions	9	(15)
Deferred income taxes	4	(124)
Realized loss from derivative instruments	11	—
Other, net	29	35
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(133)	3
Content rights, net	(1,386)	(1,269)
Accounts payable and accrued liabilities	(14)	92
Equity-based compensation liabilities	(25)	(81)
Income taxes receivable and prepaid income taxes	(136)	53
Other, net	(26)	(35)
Cash provided by operating activities	652	893
Investing Activities
Purchases of property and equipment	(76)	(85)
Business acquisitions, net of cash acquired	(24)	(369)
Payments for derivative instruments	(11)	—
Proceeds from disposition, net of cash disposed	61	45
Distributions from equity method investees	67	58
Investments in equity method investees, net	(26)	(174)
Investments in cost method investments	(16)	(3)
Other investing activities, net	(1)	(1)
Cash used in investing activities	(26)	(529)
Financing Activities
Commercial paper (repayments) borrowings, net	(140)	126
Borrowings under revolving credit facility	222	585
Principal repayments of revolving credit facility	(179)	(440)
Borrowings from debt, net of discount	936	415
Principal repayments of debt	(849)	—
Principal repayments of capital lease obligations	(22)	(13)
Repurchases of stock	(576)	(1,067)
Cash distributions to redeemable noncontrolling interests	(38)	(2)
Equity-based plan (payments) proceeds, net	(9)	39
Hedge of borrowings from debt instruments	(29)	—
Other financing activities, net	(15)	(12)
Cash used in financing activities	(699)	(369)
Effect of exchange rate changes on cash and cash equivalents	(32)	(27)
Net change in cash and cash equivalents	(105)	(32)
Cash and cash equivalents, beginning of period	367	408
Cash and cash equivalents, end of period	$262	$376
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$5,485	$1	$5,486	$6,031	$3	$6,034
Comprehensive income	231	—	231	123	—	123
Repurchases of stock	(52)	—	(52)	(298)	—	(298)
Equity-based compensation	7	—	7	12	—	12
Excess tax benefits from equity-based compensation	1	—	1	9	—	9
Tax settlements associated with equity-based compensation	(1)	—	(1)	—	—	—
Issuance of common stock for equity-based plans	2	—	2	17	—	17
Other adjustments for equity-based compensation plans	—	—	—	(1)	—	(1)
Redeemable noncontrolling interest adjustments to redemption value	(28)	—	(28)	(15)	—	(15)
Cash distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Purchase of redeemable noncontrolling interest	—	—	—	5	—	5
Ending balance	$5,645	$1	$5,646	$5,883	$2	$5,885

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Discovery Stockholders	Noncontrolling Interests	Total Equity	Discovery Stockholders	Noncontrolling Interests	Total Equity
Beginning balance	$5,602	$2	$5,604	$6,196	$1	$6,197
Comprehensive income	675	—	675	690	2	692
Repurchases of stock	(576)	—	(576)	(1,067)	—	(1,067)
Equity-based compensation	27	—	27	39	—	39
Excess tax benefits from equity-based compensation	6	—	6	30	—	30
Tax settlements associated with equity-based compensation	(27)	—	(27)	(27)	—	(27)
Issuance of common stock for equity-based plans	12	—	12	36	—	36
Other adjustments for equity-based compensation plans	—	—	—	(2)	—	(2)
Redeemable noncontrolling interest adjustments to redemption value	(74)	—	(74)	(16)	—	(16)
Noncontrolling interests of disposed businesses	—	(1)	(1)	—	—	—
Cash distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Purchase of redeemable noncontrolling interest	—	—	—	5	—	5
Other adjustments to stockholders' equity	—	—	—	(1)	—	(1)
Ending balance	$5,645	$1	$5,646	$5,883	$2	$5,885
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
Recasting of Certain Prior Period Information
The Company’s reportable segments are determined based on (i) financial information reviewed by its chief operating decision maker (“CODM”), the Chief Executive Officer ("CEO"), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. As of December 31, 2014, the Company changed its organizational structure and reorganized its production studios into an operating segment. Previously, components of this segment were part of the U.S. Networks and International Networks segments. The Company has recast amounts for the three and nine months ended September 30, 2014 and total assets by segment as of December 31, 2014 to conform to the current structure for internally managing and monitoring segment performance. The segment does not meet the quantitative thresholds of a separate reportable segment and has been combined with the Education operating segment, which also does not meet the quantitative thresholds of a separate reportable segment. The combined results are referred to as Education and Other for financial statement presentation in all periods as a reconciling item to consolidated figures. (See Note 16.)
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
Accounting and Reporting Pronouncements Not Yet Adopted

Business Combinations
In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new requirements will be effective beginning January 1, 2016, and are required to be implemented on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which applies a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles with respect to the measurement of revenue and timing of recognition. The Company will recognize revenue to reflect the transfer of goods or services to customers at an amount that it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB deferred the pronouncement's effective date to annual reporting periods beginning after December 15, 2017. However, reporting entities may choose to adopt the standard as of the original effective date of annual reporting periods beginning after December 15, 2016. The Company is required to apply the new revenue standard beginning in the first interim period within the year of adoption. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. In the U.S., more than 90% of distribution revenue comes from the Company's top 10 distributors. Outside of the U.S., approximately 45% of distribution revenue comes from the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company's top 10 distributors. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2016 through 2021. Although the Company seeks to renew its agreements with its distributors, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three and nine months ended September 30, 2015 or 2014. As of September 30, 2015 and December 31, 2014, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
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
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of September 30, 2015, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Eurosport
On December 21, 2012, the Company acquired a 20% equity method investment in Eurosport, which includes both Eurosport International and Eurosport France. On May 30, 2014, the Company acquired an additional 31% equity in Eurosport International to obtain a controlling interest in Eurosport International for €259 million ($351 million) and committed to acquire a similar controlling interest in Eurosport France upon resolution of certain regulatory matters. The outstanding regulatory matters in France were subsequently resolved, and the Company completed its acquisition of an additional 31% interest in Eurosport France for €38 million ($40 million) on March 31, 2015. These transactions gave the Company a 51% controlling stake in Eurosport. The Company recognized gains of $29 million and $2 million during the three months ended June 30, 2014 and March 31, 2015, respectively, to account for the difference between the carrying value and the fair value of the previously held 20% equity method investments in Eurosport International and Eurosport France, respectively. The gains were included in other income (expense), net in the Company's consolidated statements of operations. (See Note 13.) On July 22, 2015, TF1 announced its intent to exercise its right to put the entirety of its remaining 49% noncontrolling interest in Eurosport to the Company. On October 1, 2015, the Company acquired the remaining 49% of Eurosport for €491 million ($548 million). (See Note 8.)
Eurosport is a leading pan-European sports media platform. The flagship Eurosport network focuses on regionally popular sports, such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast), Eurosport Asia-Pacific and Eurosportnews. The acquisitions are intended to increase the growth of Eurosport and enhance the Company's pay-TV offerings in Europe.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of the Eurosport purchase price allocations. The fair value of the assets acquired, liabilities assumed, noncontrolling interests recognized and the remeasurement gains recorded on the previously held equity interests is presented in the table below (in millions). The Company's process of identifying the assets acquired and the liabilities assumed and determining their fair values for Eurosport France is not complete as of the date of this filing, principally with respect to liabilities assumed.

	Eurosport France (Provisional)	Eurosport International
	March 31, 2015	May 30, 2014
Goodwill	$69	$785
Intangible assets	40	467
Other assets acquired	27	169
Cash	35	47
Removal of TF1 put right	2	27
Currency translation adjustment	(6)	7
Remeasurement gain on previously held equity interest	(2)	(29)
Liabilities assumed	(30)	(169)
Deferred tax liabilities	(14)	(164)
Redeemable noncontrolling interest (Note 8)	(60)	(558)
Carrying value of previously held equity interest	(21)	(231)
Net assets acquired	$40	$351
The goodwill reflects the workforce and synergies expected from increased pan-European market penetration as the operations of Eurosport and the Company are combined. The goodwill recorded as part of these acquisitions is assigned to the Eurosport reporting unit, which is a component of the Company's International Networks segment and is not amortizable for tax purposes. Intangible assets primarily consist of distribution and advertising customer relationships, advertiser backlog and trademarks with a weighted average estimated useful life of 10 years.
Discovery Family (formerly known as the Hub Network)
On September 23, 2014, the Company acquired an additional 10% ownership interest in Discovery Family from Hasbro, Inc. ("Hasbro") for $64 million and obtained control of the joint venture. Discovery Family is a pay-TV network in the U.S. that provides entertainment for children and families. The purchase increased the Company's ownership interest from 50% to 60%. As a result of acquiring a controlling interest, the Company changed its accounting for Discovery Family from an equity method investment to a consolidated subsidiary. There was no gain or loss recorded at the time of acquisition as the fair value of the Company's previously held equity method investment in Discovery Family was equal to the carrying amount as of the acquisition date. The acquisition of Discovery Family supports the Company's strategic priority of broadening the scope of the network to increase viewership. The Company rebranded the network to Discovery Family on October 13, 2014.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The goodwill reflects the workforce and synergies expected from combining the operations of Discovery Family with the Company's existing U.S. networks. The goodwill recorded as part of this acquisition is assigned to the U.S. Networks reporting segment. It is not amortizable for tax purposes. Intangible assets primarily consist of distribution customer relationships with an estimated useful life of 25 years, based on three renewals.
Other
In 2015, the Company acquired several other unrelated businesses for total cash and contingent consideration of $32 million, net of cash acquired. Total consideration, net of cash acquired, includes contingent consideration of $9 million and cash not yet paid of $3 million. The Company provisionally recorded $19 million and $18 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included a free-to-air network in Italy, cable networks in Denmark and a pay-TV sports channel in Asia. The goodwill reflects the synergies and regional market penetration from combining the operations of these acquisitions with the Company's operations.
In 2014, the Company acquired several other unrelated businesses for total consideration of $40 million, net of cash acquired. The Company recorded $37 million and $10 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included a factual entertainment production company in the U.K. and cable networks in New Zealand. The goodwill reflects the synergies and market expansion from combining the operations of these acquisitions with the Company's operations.
Pro Forma Financial Information
The following table presents the unaudited pro forma results of the Company as though all of the business combinations from 2014 had been made on January 1, 2013. These pro forma results do not necessarily represent what would have occurred if the business combinations above had taken place on January 1, 2013, nor do they represent the results that may occur in the future. This pro forma financial information includes the historical financial statement amounts of Discovery and its business combinations with the following adjustments: (i) the Company converted historical financial statements to GAAP, (ii) the Company applied its accounting policies, (iii) the Company adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2013, (iv) the Company removed the gains recognized upon the consolidation of previously held equity interests in 2014 and reclassified them to 2013, (v) the Company adjusted amounts for the mark-to-market of the TF1 put liabilities recognized in connection with previously held equity interests and reclassified them to 2013, and (vii) the Company included adjustments for income taxes associated with these pro forma adjustments. The Company's 2015 business combinations are not material individually or in aggregate and have not been included in the pro forma table.
The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis (in millions).

	September 30, 2014
	Three Months Ended	Nine Months Ended
Revenue	$1,590	$4,883
Net income	298	904

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Impact of Business Combinations
The operations of each of the business combinations in 2015 and 2014 discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents their revenue and earnings as reported within the consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Distribution	$115	$89	$328	$119
Advertising	50	31	111	52
Other	30	35	75	44
Total revenues	$195	$155	$514	$215

Net income	$15	$8	$33	$9

Dispositions
Russia
On October 7, 2015, Discovery contributed its Russian business to a joint venture with a Russian media company, National Media Group ("NMG"), to comply with changes in Russian legislation limiting foreign ownership. No cash consideration was exchanged in the transaction. NMG contributed a FTA license which enables advertising on certain joint venture channels. Discovery obtained a 20% ownership in the joint venture and will account for the joint venture under the equity method of accounting following the contribution date and will no longer consolidate the Russian business, which was a component of its International Networks operating segment. Discovery will provide brands and content to the joint venture under a long-term licensing arrangement.
Radio
On June 30, 2015, Discovery sold its radio businesses in Northern Europe to Bauer Media Group ("Bauer") for total consideration, net of cash disposed of €74 million ($84 million), which includes €54 million ($61 million) of net cash received at closing, €3 million ($4 million) of expected working capital adjustments, and €17 million ($19 million) for the fair value of contingent consideration. Discovery recorded a pretax gain of $3 million upon completion of the sale. The fair value of the contingent consideration was determined in accordance with the sale agreement using revenue and earnings projections of the radio business through the earn-out period ending December 31, 2015. The contingent consideration payable to Discovery is subject to change based on actual performance. Subsequent changes in fair value of the contingent consideration will be recognized as a component of the gain or loss recorded on sale.
The Company determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on the Company's operations and consolidated financial results. The Company's radio businesses had no income before income taxes for the nine months ended September 30, 2015. The impact to income before income taxes for the Company's radio businesses was a loss of $2 million and $6 million for each of the three and nine months ended September 30, 2014, respectively. The Company's radio businesses were part of the International Networks operating segment.
HowStuffWorks, LLC
On May 30, 2014, Discovery sold HowStuffWorks, LLC ("HSW"), a commercial website which uses various media to explain complex concepts, terminology and mechanisms, to Blucora, Inc. (“Blucora”). Blucora paid Discovery $45 million, and Discovery recorded a pretax gain of $31 million upon completion of the sale. HSW was part of the U.S. Networks operating segment. The Company determined that the disposal did not meet the definition of a discontinued operations due to the migration of sales to its remaining digital business.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	September 30, 2015	December 31, 2014
Trading securities - mutual funds	Prepaid expenses and other current assets	$144	$147
Equity method investments	Equity method investments	562	644
Cost method investments	Other noncurrent assets	43	29
Total investments		$749	$820
Trading Securities
Trading securities include investments in mutual funds held in a separate trust which are owned as part of the Company’s supplemental retirement plan. (See Note 4.)
Equity Method Investments
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. All equity method investees are privately owned. The carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees, except for OWN because the Company has recorded losses in excess of its ownership interest. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of September 30, 2015, the Company’s estimated risk of loss for all its VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $449 million. The Company's estimated risk of loss excludes the non-contractual future funding of VIEs.
OWN
OWN is a pay-TV network and website that provides adult lifestyle content, which is focused on self-discovery, self-improvement and entertainment. Since the initial equity was not sufficient to fund OWN's activities without additional subordinated financial support in the form of a note receivable held by the Company, OWN is a VIE. While the Company and Harpo, Inc. ("Harpo") are partners who share equally in voting control, power is not shared because Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management personnel, that significantly impact OWN’s economic performance. Accordingly, the Company has determined that it is not the primary beneficiary of OWN and accounts for its investment in OWN using the equity method. However, the Company provides OWN content licenses and services, such as distribution, sales and administrative support, for a fee and has provided OWN funding. (See Note 14.)
The Company's combined advances to and note receivable from OWN, including accrued interest, were $394 million and $457 million as of September 30, 2015 and December 31, 2014, respectively. On April 30, 2015, Oprah Winfrey agreed to extend her exclusivity agreement with OWN and the note receivable agreement was modified to reduce its interest rate, compounded annually, from 7.5% to 5.0%, retroactive to January 1, 2014. During the nine months ended September 30, 2015, the Company received net repayments of $67 million from OWN, accrued interest on the note receivable of $18 million and reduced the note receivable by $14 million for the change in interest rate. During the nine months ended September 30, 2014, the Company received net repayments of $56 million from OWN and accrued interest on the note receivable of $25 million.
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
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company had recognized $104 million, or 100%, of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began again to record 100% of OWN’s net losses. Although OWN has become profitable, the Company will record 100% of any net losses to the extent they occur resulting from OWN's operations as long as Discovery has provided all funding to OWN and OWN’s accumulated losses

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

continue to exceed the equity contributed. All of OWN's net income has been and will continue to be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest.
The carrying value of the Company’s investment in OWN of $389 million and $424 million as of September 30, 2015 and December 31, 2014, respectively, includes the Company's note receivable and accumulated investment losses. There is a possibility that the results of OWN’s future operations will fall below the Company's long-term projections. The Company monitors the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. There has been no impairment of the OWN note receivable.
Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount every two and a half years commencing January 1, 2016. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fourth put exercise date. The Company has not recorded amounts for the put right because the fair value of this fair value put right was zero as of September 30, 2015 and December 31, 2014.
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
On September 23, 2014, the Company acquired an additional 10% ownership interest in Discovery Family and obtained a controlling financial interest. The purchase increased the Company's interest from 50% to 60%. As a result, the Company changed its accounting for Discovery Family from an equity method investment to a consolidated subsidiary. (See Note 2.)
On September 23, 2014, the Company acquired a 50% equity method ownership interest in All3Media, a production studio company, for a cash payment of £90 million ($147 million) and with an enterprise value of £556 million ($912 million). All3Media recapitalized its debt structure to effect the transaction. All3Media is not a VIE.
Cost Method Investments
Cost method investments include ownership rights in entities that do not provide the Company with control or significant influence in these investments and that have no readily determinable fair values. The Company's cost method investments primarily include an educational website for $25 million and newly acquired Formula E racing for $16 million.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2015
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities - mutual funds	Prepaid expenses and other current assets	$144	$—	$—	$144
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	32	—	32
Foreign exchange	Other noncurrent assets	—	4	—	4
Total		$144	$36	$—	$180
Liabilities:
Deferred compensation plan	Accrued liabilities	$144	$—	$—	$144
Derivatives:
Foreign exchange	Accrued liabilities	—	8	—	8
Foreign exchange	Other noncurrent liabilities	—	1	—	1
Total		$144	$9	$—	$153

		December 31, 2014
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities - mutual funds	Prepaid expenses and other current assets	$147	$—	$—	$147
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	17	—	17
Foreign exchange	Other noncurrent assets	—	7	—	7
Total		$147	$24	$—	$171
Liabilities:
Deferred compensation plan	Accrued liabilities	$147	$—	$—	$147
Derivatives:
Foreign exchange	Accrued liabilities	—	1	—	1
Interest rate	Accrued liabilities	—	28	—	28
TF1 Eurosport France put right	Accrued liabilities	—	—	4	4
Total		$147	$29	$4	$180
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
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of September 30, 2015. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $6.9 billion and $7.2 billion as of September 30, 2015 and December 31, 2014, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	September 30, 2015	December 31, 2014
Produced content rights:
Completed	$3,583	$3,242
In-production	408	377
Coproduced content rights:
Completed	716	696
In-production	66	83
Licensed content rights:
Acquired	1,048	949
Prepaid	111	82
Content rights, at cost	5,932	5,429
Accumulated amortization	(3,524)	(3,127)
Total content rights, net	2,408	2,302
Current portion	(341)	(329)
Noncurrent portion	$2,067	$1,973
Content expense is included in costs of revenues on the consolidated statements of operations and consisted of the following (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Content amortization	$414	$372	$1,210	$1,061
Other production charges	54	41	163	108
Content impairments(a)	3	6	33	22
Total content expense	$471	$419	$1,406	$1,191

(a) Content impairments are generally recorded as a component of costs of revenue. However, during the nine months ended September 30, 2015, $21 million in content impairments were reflected as a component of restructuring and other charges. These charges resulted from the cancellation of certain high profile series due to legal circumstances pertaining to the associated talent. There were no content impairments reflected as a component of restructuring and other charges for the three months ended September 30, 2015 and the three and nine months ended September 30, 2014.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	September 30, 2015	December 31, 2014
3.70% Senior Notes, semi-annual interest, due June 2015	$—	$850
5.625% Senior Notes, semi-annual interest, due August 2019	500	500
5.05% Senior Notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior Notes, semi-annual interest, due June 2021	650	650
2.375% Senior Notes, euro denominated, annual interest, due March 2022	337	365
3.30% Senior Notes, semi-annual interest, due May 2022	500	500
3.25% Senior Notes, semi-annual interest, due April 2023	350	350
3.45% Senior Notes, semi-annual interest, due March 2025	300	—
1.90% Senior Notes, euro denominated, annual interest, due March 2027	674	—
6.35% Senior Notes, semi-annual interest, due June 2040	850	850
4.95% Senior Notes, semi-annual interest, due May 2042	500	500
4.875% Senior Notes, semi-annual interest, due April 2043	850	850
Revolving credit facility	80	38
Commercial paper	89	229
Capital lease obligations	145	187
Total debt	7,125	7,169
Unamortized discount and debt issuance costs	(68)	(60)
Debt, net	7,057	7,109
Current portion of debt	(116)	(1,107)
Noncurrent portion of debt	$6,941	$6,002
Senior Notes
On March 19, 2015, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued €600 million principal amount ($637 million, at issuance based on the exchange rate of $1.06 per euro at March 19, 2015) of 1.90% Senior Notes due March 19, 2027 (the "2015 Euro Notes"). The proceeds received by DCL from the offering were net of a $1 million issuance discount and $5 million of debt issuance costs. Interest on the 2015 Euro Notes is payable annually on March 19 of each year. The 2015 Euro Notes are denominated in euro and expose Discovery to fluctuations in foreign exchange rates in that currency. The current balance of the 2015 Euro Notes reflects changes in exchange rates; there have been no other changes to the balance. Discovery has reported the change in remeasurement for these 2015 Euro Notes as a component of other income (expense), net in the consolidated statements of operations.
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
DCL has the option to redeem some or all of the 2015 Euro Notes and 2015 USD Notes at any time prior to their maturity by paying a make-whole premium, if the redemption date is prior to three months from the maturity date or by paying their principal amount on or after such date, plus, in each case, accrued and unpaid interest, if any, through the date of repurchase. The 2015 Euro Notes and 2015 USD Notes are unsecured and rank equally in right of payment with all of DCL's other unsecured senior indebtedness. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain nonfinancial covenants, events of default and other customary provisions. The Company and DCL were in compliance with all covenants and customary provisions under DCL's outstanding senior notes, and there were no events of default as of September 30, 2015.
On March 31, 2015, the Company redeemed $850 million aggregate principal amount of its 3.70% Senior Notes that had an original maturity of June 1, 2015. The repayment included a payment of $1 million for the original issue discount on the 3.70% Senior Notes and resulted in a pretax loss on extinguishment of debt of $5 million for make-whole premiums. The loss on extinguishment of debt was reflected as a component of interest expense in the consolidated statements of operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facility
DCL's revolving credit facility allows DCL and certain designated foreign subsidiaries of DCL to borrow up to $1.5 billion, including a $750 million sublimit for multi-currency borrowings, a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program discussed below. DCL also has the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. The revolving credit facility agreement provides for a maturity date of June 20, 2019.
As of September 30, 2015, the Company had outstanding borrowings under the revolving credit facility of $80 million at a weighted average interest rate of 1.37%, of which $20 million was denominated in foreign currencies. As of December 31, 2014, the Company had outstanding borrowings under the revolving credit facility of $38 million at a weighted average interest rate of 1.98%. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. For borrowings denominated in foreign currencies, the interest rate is based on adjusted LIBOR, plus a margin. The current margins are 1.10% and 0.10%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.15% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. The Company borrowed an additional $525 million under the revolving credit facility on October 1, 2015 to facilitate the purchase of the remaining 49% noncontrolling interest in Eurosport from TF1. (See Note 8.)
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of September 30, 2015, the Company, DCL and the other borrowers were in compliance with all covenants, and there were no events of default under the revolving credit facility.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $89 million with a weighted average interest rate of approximately 0.41% as of September 30, 2015 and $229 million with a weighted average interest rate of approximately 0.60% as of December 31, 2014. The Company's outstanding commercial paper borrowings as of September 30, 2015 and December 31, 2014 had maturities of less than 90 days.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
The Company designates foreign currency forward contracts as cash flow hedges to mitigate foreign currency risk arising from third-party revenue and inter-company licensing agreements. The Company also designates interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. Gains and losses on the effective portion of designated cash flow hedges are initially recorded in accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the statements of operations in the same line item in which the hedged item is recorded in the same period as the hedged item affects earnings. If it becomes probable that a forecasted transaction will not occur, any related gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets are reclassified to other income (expense), net on the consolidated statements of operations in that period.
During the three months ended March 31, 2015, the Company terminated and settled its interest rate cash flow hedges following the pricing of the 2015 USD Notes. The total notional value of the interest rate forward contracts at the termination date was $490 million, which exceeded the $300 million principal amount of the 2015 USD Notes. (See Note 6.) Of the $40 million pretax loss recorded in accumulated other comprehensive loss at the termination date, $29 million was an effective cash flow hedge that will be amortized as an adjustment to interest expense over the ten year term of the 2015 USD Notes consistent with amortization of the debt discount. The remaining $11 million was reclassified into other income (expense), net on the consolidated statements of operations during the three months ended March 31, 2015, because the forecasted borrowing transaction was no longer probable.
The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. During the three months ended September 30, 2015, the Company entered into foreign exchange forward contracts and a zero-cost collar in connection with the purchase of TF1's mandatorily redeemable noncontrolling interest in Eurosport that closed

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

on October 1, 2015. (See Note 8.) These derivatives, which economically hedged the Company's exposure to fluctuations in foreign currency exchange rates, did not qualify for hedge accounting. Realized and unrealized gains and losses on contracts that do not qualify for hedge accounting are reflected in other income (expense), net on the consolidated statements of operations.
The Company records all unsettled derivative contracts at their gross fair values on the consolidated balance sheets. (See Note 4.) There were no amounts eligible to be offset under master netting agreements as of September 30, 2015 and December 31, 2014.
The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows from the hedged item. For example, the cash paid to settle the effective portion of interest rate derivatives intended to hedge the pricing of the 2015 USD Notes during the nine months ended September 30, 2015 is reported as a financing activity in the consolidated statements of cash flows consistent with the classification of cash proceeds from borrowings of debt, net of discount. The cash flows from the ineffective portion of derivative instruments used as hedges and derivative contracts not designated as hedges are reported as investing activities in the consolidated statements of cash flows.
The following table summarizes the notional amount and fair value of the Company's derivative positions (in millions).

		September 30, 2015		December 31, 2014
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$357	$23	$425	$17
Foreign exchange	Other noncurrent assets	44	4	20	7
Foreign exchange	Accrued liabilities	273	7	35	1
Interest rate	Accrued liabilities	—	—	475	28
Foreign exchange	Other noncurrent liabilities	38	1	—	—
Derivatives not designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	368	9	3	—
Foreign exchange	Accrued liabilities	155	1	—	—
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange	$10	$7	$22	$3
Interest rate	1	(3)	(11)	(10)
Gains (losses) reclassified into income from accumulated other comprehensive loss (effective portion):
Foreign exchange - distribution revenue	7	(1)	15	(2)
Foreign exchange - advertising revenue	—	—	1	—
Foreign exchange - costs of revenues	2	—	6	—
Foreign exchange - other income (expense), net	1	1	2	2
Interest rate - interest expense	(1)	—	(1)	—
Losses reclassified into income from accumulated other comprehensive loss (ineffective portion):
Interest rate - other income (expense), net	—	—	(11)	—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If current fair values as of September 30, 2015 remained static over the next twelve months, the Company would reclassify $12 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months.
The following table presents the pretax net gains on derivatives not designated as hedges and recognized in other income (expense), net in the consolidated statements of operations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign exchange derivatives	$8	$1	$8	$1
NOTE 8. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive (loss) income; however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. Any adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to net income available to Discovery Communications, Inc. stockholders in the calculation of earnings per share. There were no current period adjustments to reflect a redemption in excess of fair value. (See Note 12.)
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$754	$598	$747	$36
Initial fair value of redeemable noncontrolling interests of acquired businesses	—	238	60	796
Reclassification of redeemable equity to current liabilities	(551)	(6)	(551)	(6)
Cash distributions to redeemable noncontrolling interests	(2)	—	(38)	(2)
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	4	7	7	11
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	3	(27)	(23)	(26)
Currency translation on redemption values	4	(40)	(36)	(40)
Retained earnings adjustments:
Adjustments of redemption values to the floor	28	15	74	16
Ending balance	$240	$785	$240	$785
Redeemable noncontrolling interests consist of the following arrangements:
In connection with the acquisition of a controlling interest in Eurosport France on March 31, 2015 and Eurosport International on May 30, 2014, the Company recognized $60 million and $558 million, respectively, for TF1's 49% redeemable noncontrolling interest. On July 22, 2015, TF1 exercised its right to put the entirety of its remaining 49% noncontrolling interest in Eurosport to the Company for €491 million ($551 million as of September 30, 2015), which includes €25 million ($28 million as of September 30, 2015) of working capital adjustments. The carrying amount of the redeemable noncontrolling interest was adjusted to its fair value of $551 million at the date redemption became mandatory with a corresponding offsetting adjustment to retained earnings. The redeemable noncontrolling interest balance has become mandatorily redeemable and has been reclassified to accrued liabilities as of September 30, 2015. The transaction closed on October 1, 2015 for $548 million.
In connection with the acquisition of a controlling interest in Discovery Family on September 23, 2014, the Company recognized $238 million for Hasbro's redeemable noncontrolling interest in Discovery Family. Hasbro has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

also a Discovery call right that is exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is generally a function of the then-current fair market value of the redeemable noncontrolling interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet.
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
In connection with the acquisition of SBS Nordic on April 9, 2013, the Company recognized $6 million redeemable noncontrolling interest for the fair value of a noncontrolling interest in one of its Danish subsidiaries. On September 16, 2014, the Company entered into an agreement with the noncontrolling interest holder to purchase their remaining 20% ownership interest. As the redeemable noncontrolling interest was contractually payable, it was reclassified to accrued liabilities in the consolidated balance sheet as of September 30, 2014. On November 19, 2014, the Company purchased the noncontrolling interest for $1 million. The difference between the consideration transferred and the recorded value of the redeemable noncontrolling interest was recorded to additional paid-in capital.
NOTE 9. EQUITY
Common Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. Over the life of the program, authorization under the stock repurchase program prior to October 8, 2015 has totaled $5.5 billion. As of September 30, 2015, the Company had remaining authorization of $416 million for future repurchases under the existing stock repurchase program, which will expire on February 3, 2016. On October 8, 2015, the Company's Board of Directors approved an additional $2.0 billion under the Company's stock repurchase program, which will expire on October 8, 2017.
All common stock repurchases have been made through open market transactions. As of September 30, 2015, the Company had repurchased over the life of the program 2.8 million and 101.6 million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $4.9 billion, respectively. The table below presents a summary of common stock repurchases during the three and nine months ended September 30, 2015 and 2014 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Series C Common Stock:
Shares repurchased	—	3.3	10.3	13.4
Purchase price	$—	$188	$323	$957
Repurchased common stock is recorded as treasury stock on the consolidated balance sheet. The Company's 2 for 1 stock split in the form of a share dividend distributed on August 6, 2014 was not applied to the Company's treasury shares. Accordingly, the number of common shares repurchased under the common stock repurchase program has not been retroactively adjusted to give effect to the stock split.
Preferred Stock Conversion and Repurchase
The Company has an agreement with Advance/Newhouse Programming Partnership (“Advance/Newhouse”) to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of the number of shares of Series C common stock purchased under the Company’s common stock repurchase program during the then most recently completed fiscal quarter. The price paid per preferred share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

announced common stock repurchase program. The repurchase transactions are recorded as a decrease of par value of preferred stock and retained earnings upon settlement as there is no remaining additional paid-in capital for this class of stock.
The table below presents a summary of Series C convertible preferred stock repurchases during the three and nine months ended September 30, 2015 and 2014 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Series C Convertible Preferred Stock:
Shares repurchased	0.8	1.5	3.9	1.5
Purchase price	$52	$110	$253	$110
Since no shares of Series C common stock were repurchased during the three months ended September 30, 2015, there will be no Series C convertible preferred shares converted and retired under the preferred stock conversion and repurchase arrangement during the fourth quarter of 2015.
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

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments:
Unrealized losses	$(57)	$11	$(46)	$(195)	$8	$(187)
Derivative and market value adjustments:
Unrealized gains	11	(4)	7	4	(1)	3
Reclassifications:
Distribution revenue	(7)	2	(5)	1	—	1
Costs of revenues	(2)	1	(1)	—	—	—
Interest expense	1	—	1	—	—	—
Other income (expense), net	(1)	—	(1)	(1)	—	(1)
Other comprehensive loss	$(55)	$10	$(45)	$(191)	$7	$(184)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Pretax	Tax Benefit (Provision)	Net-of-tax	Pretax	Tax Benefit (Provision)	Net-of-tax
Currency translation adjustments:
Unrealized losses	$(197)	$6	$(191)	$(211)	$(1)	$(212)
Reclassifications:
Gain on disposition	23	—	23	—	—	—
Other income (expense), net	6	—	6	(7)	—	(7)
Derivative and market value adjustments:
Unrealized gains (losses)	11	(4)	7	(5)	2	(3)
Reclassifications:
Distribution revenue	(15)	5	(10)	2	—	2
Advertising revenue	(1)	—	(1)	—	—	—
Costs of revenues	(6)	2	(4)	—	—	—
Gain on disposition	—	—	—	(5)	2	(3)
Interest expense	1	—	1	—	—	—
Other income (expense), net	9	(3)	6	(2)	—	(2)
Other comprehensive loss	$(169)	$6	$(163)	$(228)	$3	$(225)
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(457)	$(3)	$(460)	$(41)	$3	$(38)
Other comprehensive (loss) income before reclassifications	(46)	7	(39)	(187)	3	(184)
Reclassifications from accumulated other comprehensive loss to net income	—	(6)	(6)	—	—	—
Other comprehensive (loss) income	(46)	1	(45)	(187)	3	(184)
Other comprehensive (income) loss attributable to redeemable noncontrolling interests	(3)	—	(3)	28	(1)	27
Ending balance	$(506)	$(2)	$(508)	$(200)	$5	$(195)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive Loss	Currency Translation Adjustments	Derivative and Market Value Adjustments	Accumulated Other Comprehensive income (Loss)
Beginning balance	$(367)	$(1)	$(368)	$(8)	$12	$4
Other comprehensive (loss) income before reclassifications	(191)	7	(184)	(212)	(3)	(215)
Reclassifications from accumulated other comprehensive loss to net income	29	(8)	21	(7)	(3)	(10)
Other comprehensive loss	(162)	(1)	(163)	(219)	(6)	(225)
Other comprehensive loss (income) attributable to redeemable noncontrolling interests	23	—	23	27	(1)	26
Ending balance	$(506)	$(2)	$(508)	$(200)	$5	$(195)
NOTE 10. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which stock options, time-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs"), stock appreciation rights ("SARs") and unit awards have been issued. During the nine months ended September 30, 2015, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2014 Form 10-K.
The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$4	$4	$12	$19
RSUs	4	3	12	10
PRSUs	(5)	14	8	32
SARs	(12)	6	(15)	(2)
Unit awards	—	5	(2)	6
ESPP	—	1	1	1
Total equity-based compensation (income) expense	$(9)	$33	$16	$66
Tax (expense) benefit recognized	$(4)	$11	$6	$23
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. The Company records expense for the fair value of cash-settled and other liability-classified equity-based compensation awards ratably over the graded vesting service period based on changes in fair value as well as the the probability that performance targets will be met, if applicable, less estimated forfeitures. These liability-classified equity-based compensation awards include SARs, unit awards and certain PRSUs.
As of September 30, 2015 and December 31, 2014, the Company recorded total liabilities for other liability-classified equity-based compensation awards of $47 million and $84 million, respectively. The current liability for liability-classified equity-based compensation awards was $5 million and $32 million as of September 30, 2015 and December 31, 2014, respectively.
During the nine months ended September 30, 2015, the Company granted 2.9 million stock options at a weighted average exercise price of $32.09. During the nine months ended September 30, 2015, the Company granted 1.0 million, 0.5 million and 2.0 million of RSUs, PRSUs and SARs, respectively, at a weighted average grant price of $32.30, $31.68 and $32.69, respectively.
During the nine months ended September 30, 2015, 0.5 million stock options were exercised at a weighted average exercise price of $17.93. During the nine months ended September 30, 2015, 0.4 million, 1.2 million and 1.8 million of RSUs, PRSUs and SARs, respectively, were converted or settled, as applicable, at a weighted average grant price of $26.74, $22.44 and $26.74, respectively. During the nine months ended September 30, 2015, the Company made cash payments of $14 million to settle all 1.2 million remaining unit awards.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents unrecognized compensation cost, net of expected forfeitures, related to non-vested equity-based awards and the weighted average amortization period over which these expenses will be recognized as of September 30, 2015 (in millions, except years).

	Unrecognized Compensation Cost, Net of Expected Forfeitures	Weighted Average Amortization Period (years)
Stock options	$33	2.3
RSUs	44	2.6
PRSUs	35	1.4
SARs	4	1.2
Total unrecognized compensation cost, net of expected forfeitures	$116
NOTE 11. INCOME TAXES
The Company's provisions for income taxes were $130 million and $394 million, and the effective income tax rates were 31% and 32%, for the three and nine months ended September 30, 2015, respectively. The Company's provisions for income taxes were $155 million and $481 million, and the effective income tax rate was 35% for each of the three and nine months ended September 30, 2014, respectively. The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	1%	2%	2%	3%
Effect of foreign operations	—%	1%	—%	1%
Domestic production activity deductions	(1)%	(3)%	(3)%	(3)%
Change in uncertain tax positions	(3)%	—%	(2)%	(1)%
Other, net	(1)%	—%	—%	—%
Effective income tax rate	31%	35%	32%	35%
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under examination by the IRS for its 2009 and 2012 to 2014 consolidated federal income tax returns. The Company does not anticipate any material adjustments. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006. Adjustments that arose as the audits for certain tax years were completed have been included in change in uncertain tax positions in the table above.
The Company's reserves for uncertain tax positions at September 30, 2015 and December 31, 2014 totaled $159 million and $176 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $68 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of September 30, 2015 and December 31, 2014, the Company had accrued approximately $14 million and $17 million of total interest and penalties payable related to unrecognized tax benefits, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 12. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between the classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock and the Series C convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as converted basis with respect to income available to Discovery Communications, Inc. Any redeemable noncontrolling interests adjustments of redemption value

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

to the floor that reflects a redemption in excess of fair value are included as an adjustment to net income available to Discovery Communications, Inc. stockholders in the calculation of earnings per share.
The table below sets forth the computation for income available to Discovery Communications, Inc. stockholders (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$283	$287	$822	$902
Less:
Allocation of undistributed income to Series A convertible preferred stock	(61)	(58)	(176)	(183)
Net income attributable to noncontrolling interests	—	—	—	(2)
Net income attributable to redeemable noncontrolling interests	(4)	(7)	(7)	(11)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	(1)
Net income available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders for basic net income per share	$218	$222	$639	$705
Allocation of net income available to Discovery Communications Inc. Series A, B and C common stockholders and Series C convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	185	186	541	592
Series C convertible preferred stockholders	33	36	98	113
Total	218	222	639	705
Add:
Allocation of undistributed income to Series A convertible preferred stockholders	61	58	176	183
Net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share	$279	$280	$815	$888
Net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share. For the three months ended September 30, 2015 and 2014, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $33 million and $35 million, respectively. For the nine months ended September 30, 2015 and 2014, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $97 million and $112 million, respectively.
The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Denominator:
Weighted average Series A, B and C common shares outstanding — basic	432	449	434	458
Weighted average impact of assumed preferred stock conversion	217	227	220	228
Weighted average dilutive effect of equity-based awards	4	6	4	7
Weighted average Series A, B and C common shares outstanding — diluted	653	682	658	693

Weighted average Series C convertible preferred stock outstanding — basic and diluted	38	43	39	44

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The table below sets forth the Company's calculated earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.43	$0.41	$1.25	$1.29
Series C convertible preferred stockholders	$0.86	$0.82	$2.50	$2.58

Diluted net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.43	$0.41	$1.24	$1.28
Series C convertible preferred stockholders	$0.86	$0.82	$2.48	$2.56
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive stock options and RSUs	6	4	6	3
PRSUs whose performance targets have not been achieved	3	4	3	3
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.

NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities

	September 30, 2015	December 31, 2014
Mandatorily redeemable equity	$551	$—
Accrued payroll and related benefits	387	441
Content rights payable	209	198
Accrued interest	106	50
Accrued income taxes	38	120
Current portion of equity-based compensation liabilities	5	32
Other accrued liabilities	210	253
Total accrued liabilities	$1,506	$1,094

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign currency (losses) gains, net	$(6)	$7	$(73)	$(5)
Gains (losses) on derivative instruments	8	1	(3)	1
Remeasurement gain on previously held equity interest	—	—	2	29
Other expense, net	(2)	(7)	(4)	(14)
Total other income (expense), net	$—	$1	$(78)	$11
Equity-Based Plan (Payments) Proceeds, Net

	Nine Months Ended September 30,
	2015	2014
Tax settlements associated with equity-based plans	$(27)	$(27)
Excess tax benefits from equity-based compensation	6	30
Proceeds from issuance of common stock in connection with equity-based plans	12	36
Total equity-based plan (payments) proceeds, net	$(9)	$39
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2015	2014
Cash paid for taxes, net	$609	$500
Cash paid for interest, net	188	180
Noncash investing and financing activities:
Mandatorily redeemable equity	551	—
Working capital adjustments and contingent consideration receivable from business dispositions	19	—
Accrued purchases of property and equipment	13	5
Contingent consideration obligations from business acquisitions	9	—
Assets acquired under capital lease arrangements	2	14
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues and service charges:
Liberty Group	$40	$39	$120	$118
Equity method investees	12	31	44	79
Other	10	9	27	26
Total revenues and service charges	$62	$79	$191	$223

Interest income(a)	$5	$8	$18	$25

Expenses	$(12)	$(10)	$(43)	$(28)

(a) The Company records interest earnings from loans to equity method investees, such as OWN, as a component of (loss) income from equity investees, net, in the consolidated statements of operations. (See Note 3.)
The table below presents receivables due from related parties (in millions).

	September 30, 2015	December 31, 2014
Receivables	$36	$37
Note receivable (see Note 3)	394	457
NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and capital leases, employment contracts, arrangements to purchase various goods and services, future funding commitments to equity method investees, and the conditional obligation to issue or acquire additional shares of preferred stock. (See Note 9.) During the nine months ended September 30, 2015, the Company committed to acquire the exclusive broadcast rights across all media platforms throughout Europe for the four Olympic Games between 2018 and 2024 for €1.3 billion ($1.5 billion as of September 30, 2015). The broadcast rights exclude the U.K. and France for the Olympic Games in 2018 and 2020, and exclude Russia.
Contingencies
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. No amounts have been recorded by the Company for the Harpo put right. (See Note 3.) Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in Discovery Family and Discovery Japan, respectively. The Company recorded the value of the put rights for Discovery Family and Discovery Japan as a component of redeemable equity in the amounts of $214 million and $26 million, respectively. (See Note 8.) On July 22, 2015, TF1 exercised its right to put the entirety of its remaining 49% noncontrolling interest in Eurosport to the Company for €491 million ($551 million as of September 30, 2015). The redeemable noncontrolling interest balance has become mandatorily redeemable and has been reclassified to accrued liabilities as of September 30, 2015. The transaction closed on October 1, 2015 for $548 million. (See Note 8.)
Legal Matters
A former business partner has notified the Company of its intent to pursue breach of contract and various business tort claims against the Company for alleged losses of $116 million. Based on the information currently available, the Company does not believe a loss is probable or reasonably estimable, and no accrual was recorded as of September 30, 2015. The Company intends to

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

vigorously defend itself against the allegations. An adverse outcome in the matter could be material to the Company's consolidated financial position, results of operations or cash flows.
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
Guarantees
There were no guarantees recorded as of September 30, 2015 and December 31, 2014.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of September 30, 2015 and December 31, 2014.
NOTE 16. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on (i) financial information reviewed by its CEO, (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. As of December 31, 2014, the Company changed its organizational structure and reorganized its production studios into an operating segment, Studios. Previously, components of this segment were classified in the U.S. Networks and International Networks reportable segments. Studios does not meet the quantitative thresholds for a separate reportable segment and has been combined with the Education segment, which also does not meet the quantitative thresholds of a separate reportable segment. The Company will refer to the combination as Education and Other for financial statement presentation. The Company has recast amounts for the three and nine months ended September 30, 2014 to conform to the current year presentation.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenues by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. Networks	$781	$723	$2,344	$2,205
International Networks	740	813	2,276	2,273
Education and Other	36	35	130	117
Corporate and inter-segment eliminations	—	(3)	(2)	(6)
Total revenues	$1,557	$1,568	$4,748	$4,589
Adjusted OIBDA by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. Networks	$443	$426	$1,364	$1,275
International Networks	218	277	699	795
Education and Other	(5)	3	(2)	15
Corporate and inter-segment eliminations	(80)	(72)	(237)	(232)
Total Adjusted OIBDA	$576	$634	$1,824	$1,853
Reconciliation of Total Adjusted OIBDA to Income Before Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Adjusted OIBDA	$576	$634	$1,824	$1,853
Amortization of deferred launch incentives	(4)	(4)	(12)	(8)
Mark-to-market equity-based compensation	17	(23)	9	(29)
Depreciation and amortization	(80)	(85)	(243)	(243)
Restructuring and other charges	(4)	(11)	(37)	(19)
Gain on disposition	—	—	3	31
Operating income	$505	$511	$1,544	$1,585
Interest expense	(82)	(83)	(248)	(247)
(Loss) income from equity investees, net	(10)	13	(2)	34
Other income (expense), net	—	1	(78)	11
Income before income taxes	$413	$442	$1,216	$1,383
Total Assets by Segment

	September 30, 2015	December 31, 2014
U.S. Networks	$3,363	$3,315
International Networks	5,203	5,443
Education and Other	347	320
Corporate and inter-segment eliminations	7,006	6,892
Total assets	$15,919	$15,970
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of September 30, 2015 and December 31, 2014, all of the outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 6.) The Company fully and unconditionally guarantees the senior notes on an unsecured basis. Each of the Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Company's current Registration Statement on Form S-3 that are fully and unconditionally guaranteed by the other Issuers.
Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and comprehensive income and cash flows of (i) the Company, (ii) DCH, (iii) DCL, (iv) the non-guarantor subsidiaries of DCL on a combined basis, (v) the other non-guarantor subsidiaries of the Company on a combined basis, and (vi) reclassifications and eliminations necessary to arrive at the consolidated financial statement balances for the Company. DCL and the non-guarantor subsidiaries of DCL are the primary operating subsidiaries of the Company. DCL primarily includes the Discovery Channel and TLC networks in the U.S. The non-guarantor subsidiaries of DCL include substantially all of the Company’s other U.S. and international networks, education businesses, production companies, and most of the Company’s websites and digital distribution arrangements. The non-guarantor subsidiaries of DCL are wholly owned subsidiaries of DCL with the exception of certain equity method investments. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly owned subsidiary of the Company. DHC is included in the other non-guarantor subsidiaries of the Company.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
September 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$16	$246	$—	$—	$262
Receivables, net	—	—	451	1,105	—	—	1,556
Content rights, net	—	—	8	333	—	—	341
Deferred income taxes	—	—	39	41	—	—	80
Income taxes receivable and prepaid income taxes	139	9	—	5	—	—	153
Prepaid expenses and other current assets	—	—	176	151	—	—	327
Inter-company trade receivables, net	—	—	66	—	—	(66)	—
Total current assets	139	9	756	1,881	—	(66)	2,719
Investment in and advances to subsidiaries	5,508	5,500	7,641	—	3,686	(22,335)	—
Noncurrent content rights, net	—	—	621	1,446	—	—	2,067
Goodwill	—	—	3,769	4,411	—	—	8,180
Intangible assets, net	—	—	294	1,478	—	—	1,772
Equity method investments	—	—	14	548	—	—	562
Other noncurrent assets	—	20	104	515	—	(20)	619
Total assets	$5,647	$5,529	$13,199	$10,279	$3,686	$(22,421)	$15,919
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$92	$24	$—	$—	$116
Other current liabilities	—	—	492	1,500	—	—	1,992
Inter-company trade payables, net	—	—	—	66	—	(66)	—
Total current liabilities	—	—	584	1,590	—	(66)	2,108
Noncurrent portion of debt	—	—	6,747	194	—	—	6,941
Other noncurrent liabilities	2	—	368	613	21	(20)	984
Total liabilities	2	—	7,699	2,397	21	(86)	10,033
Redeemable noncontrolling interests	—	—	—	240	—	—	240
Equity attributable to Discovery Communications, Inc.	5,645	5,529	5,500	7,642	3,665	(22,336)	5,645
Noncontrolling interests	—	—	—	—	—	1	1
Total equity	5,645	5,529	5,500	7,642	3,665	(22,335)	5,646
Total liabilities and equity	$5,647	$5,529	$13,199	$10,279	$3,686	$(22,421)	$15,919

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$8	$359	$—	$—	$367
Receivables, net	—	—	416	1,017	—	—	1,433
Content rights, net	—	—	8	321	—	—	329
Deferred income taxes	—	—	40	47	—	—	87
Income taxes receivable and prepaid income taxes	1	11	—	5	—	—	17
Prepaid expenses and other current assets	(1)	—	164	95	—	—	258
Inter-company trade receivables, net	—	—	151	—	—	(151)	—
Total current assets	—	11	787	1,844	—	(151)	2,491
Investment in and advances to subsidiaries	5,678	5,669	7,750	—	3,800	(22,897)	—
Noncurrent content rights, net	—	—	613	1,360	—	—	1,973
Goodwill	—	—	3,769	4,467	—	—	8,236
Intangible assets, net	—	—	307	1,664	—	—	1,971
Equity method investments	—	—	21	623	—	—	644
Other noncurrent assets	—	20	106	549	—	(20)	655
Total assets	$5,678	$5,700	$13,353	$10,507	$3,800	$(23,068)	$15,970
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$1,084	$23	$—	$—	$1,107
Other current liabilities	73	—	433	991	—	—	1,497
Inter-company trade payables, net	—	—	—	151	—	(151)	—
Total current liabilities	73	—	1,517	1,165	—	(151)	2,604
Noncurrent portion of debt	—	—	5,824	178	—	—	6,002
Other noncurrent liabilities	3	—	343	665	22	(20)	1,013
Total liabilities	76	—	7,684	2,008	22	(171)	9,619
Redeemable noncontrolling interests	—	—	—	747	—	—	747
Equity attributable to Discovery Communications, Inc.	5,602	5,700	5,669	7,752	3,778	(22,899)	5,602
Noncontrolling interests	—	—	—	—	—	2	2
Total equity	5,602	5,700	5,669	7,752	3,778	(22,897)	5,604
Total liabilities and equity	$5,678	$5,700	$13,353	$10,507	$3,800	$(23,068)	$15,970

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$478	$1,082	$—	$(3)	$1,557
Costs of revenues, excluding depreciation and amortization	—	—	159	417	—	(2)	574
Selling, general and administrative	3	—	63	329	—	(1)	394
Depreciation and amortization	—	—	10	70	—	—	80
Restructuring and other charges	—	—	(1)	5	—	—	4
Total costs and expenses	3	—	231	821	—	(3)	1,052
Operating (loss) income	(3)	—	247	261	—	—	505
Equity in earnings of subsidiaries	281	281	171	—	187	(920)	—
Interest expense	—	—	(79)	(3)	—	—	(82)
Loss from equity investees, net	—	—	(2)	(8)	—	—	(10)
Other (expense) income, net	—	—	(5)	5	—	—	—
Income before income taxes	278	281	332	255	187	(920)	413
Benefit from (provision for) income taxes	1	—	(51)	(80)	—	—	(130)
Net income	279	281	281	175	187	(920)	283
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(4)	(4)
Net income available to Discovery Communications, Inc.	$279	$281	$281	$175	$187	$(924)	$279

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$465	$1,104	$—	$(1)	$1,568
Costs of revenues, excluding depreciation and amortization	—	—	108	423	—	(2)	529
Selling, general and administrative	4	—	47	380	—	1	432
Depreciation and amortization	—	—	7	78	—	—	85
Restructuring and other charges	—	—	—	11	—	—	11
Total costs and expenses	4	—	162	892	—	(1)	1,057
Operating (loss) income	(4)	—	303	212	—	—	511
Equity in earnings of subsidiaries	282	282	122	—	188	(874)	—
Interest expense	—	—	(81)	(2)	—	—	(83)
Income from equity investees, net	—	—	3	10	—	—	13
Other income (expense), net	—	—	20	(19)	—	—	1
Income before income taxes	278	282	367	201	188	(874)	442
Benefit from (provision for) income taxes	2	—	(85)	(72)	—	—	(155)
Net income	280	282	282	129	188	(874)	287
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(7)	(7)
Net income available to Discovery Communications, Inc.	$280	$282	$282	$129	$188	$(881)	$280

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,434	$3,323	$—	$(9)	$4,748
Costs of revenues, excluding depreciation and amortization	—	—	373	1,332	—	(2)	1,703
Selling, general and administrative	11	—	159	1,061	—	(7)	1,224
Depreciation and amortization	—	—	27	216	—	—	243
Restructuring and other charges	—	—	19	18	—	—	37
Gain on disposition	—	—	—	(3)	—	—	(3)
Total costs and expenses	11	—	578	2,624	—	(9)	3,204
Operating (loss) income	(11)	—	856	699	—	—	1,544
Equity in earnings of subsidiaries	822	822	414	—	548	(2,606)	—
Interest expense	—	—	(241)	(7)	—	—	(248)
Loss from equity investees, net	—	—	—	(2)	—	—	(2)
Other expense, net	—	—	(16)	(62)	—	—	(78)
Income before income taxes	811	822	1,013	628	548	(2,606)	1,216
Benefit from (provision for) income taxes	4	—	(191)	(207)	—	—	(394)
Net income	815	822	822	421	548	(2,606)	822
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(7)	(7)
Net income available to Discovery Communications, Inc.	$815	$822	$822	$421	$548	$(2,613)	$815

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,414	$3,181	$—	$(6)	$4,589
Costs of revenues, excluding depreciation and amortization	—	—	337	1,194	—	(5)	1,526
Selling, general and administrative	11	—	158	1,079	—	(1)	1,247
Depreciation and amortization	—	—	24	219	—	—	243
Restructuring and other charges	—	—	1	18	—	—	19
Gain on disposition	—	—	—	(31)	—	—	(31)
Total costs and expenses	11	—	520	2,479	—	(6)	3,004
Operating (loss) income	(11)	—	894	702	—	—	1,585
Equity in earnings of subsidiaries	896	896	434	—	597	(2,823)	—
Interest expense	—	—	(241)	(6)	—	—	(247)
Income from equity investees, net	—	—	9	25	—	—	34
Other income (expense), net	—	—	26	(15)	—	—	11
Income before income taxes	885	896	1,122	706	597	(2,823)	1,383
Benefit from (provision for) income taxes	4	—	(226)	(259)	—	—	(481)
Net income	889	896	896	447	597	(2,823)	902
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(11)	(11)
Net income available to Discovery Communications, Inc.	$889	$896	$896	$447	$597	$(2,836)	$889

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$279	$281	$281	$175	$187	$(920)	$283
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(46)	(46)	(46)	(46)	(31)	169	(46)
Derivative and market value adjustments	1	1	1	1	—	(3)	1
Comprehensive income	234	236	236	130	156	(754)	238
Comprehensive income attributable to redeemable noncontrolling interests	(3)	(3)	(3)	(3)	(2)	7	(7)
Comprehensive income attributable to Discovery Communications, Inc.	$231	$233	$233	$127	$154	$(747)	$231

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$280	$282	$282	$129	$188	$(874)	$287
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(187)	(187)	(187)	(185)	(125)	684	(187)
Derivative and market value adjustments	3	3	3	5	2	(13)	3
Comprehensive income	96	98	98	(51)	65	(203)	103
Comprehensive loss attributable to redeemable noncontrolling interests	27	27	27	27	18	(106)	20
Comprehensive income attributable to Discovery Communications, Inc.	$123	$125	$125	$(24)	$83	$(309)	$123

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$815	$822	$822	$421	$548	$(2,606)	$822
Other comprehensive loss, net of tax:
Currency translation adjustments	(162)	(162)	(162)	(160)	(108)	592	(162)
Derivative and market value adjustments	(1)	(1)	(1)	(1)	(1)	4	(1)
Comprehensive income	652	659	659	260	439	(2,010)	659
Comprehensive loss attributable to redeemable noncontrolling interests	23	23	23	23	15	(91)	16
Comprehensive income attributable to Discovery Communications, Inc.	$675	$682	$682	$283	$454	$(2,101)	$675

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$889	$896	$896	$447	$597	$(2,823)	$902
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(219)	(219)	(219)	(217)	(146)	801	(219)
Derivative and market value adjustments	(6)	(6)	(6)	3	(4)	13	(6)
Comprehensive income	664	671	671	233	447	(2,009)	677
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Comprehensive loss attributable to redeemable noncontrolling interests	26	26	26	26	17	(106)	15
Comprehensive income attributable to Discovery Communications, Inc.	$690	$697	$697	$259	$464	$(2,117)	$690

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(222)	$2	$409	$463	$—	$—	$652
Investing Activities
Purchases of property and equipment	—	—	(11)	(65)	—	—	(76)
Business acquisitions, net of cash acquired	—	—	—	(24)	—	—	(24)
Payments for derivative instruments	—	—	(11)	—	—	—	(11)
Proceeds from disposition, net of cash disposed	—	—	—	61	—	—	61
Distributions from equity method investees	—	—	—	67	—	—	67
Investments in equity method investees, net	—	—	(1)	(25)	—	—	(26)
Investments in cost method investments	—	—	—	(16)	—	—	(16)
Inter-company distributions	—	—	31	—	—	(31)	—
Other investing activities, net	—	—	—	(1)	—	—	(1)
Cash provided by (used in) investing activities	—	—	8	(3)	—	(31)	(26)
Financing Activities
Commercial paper repayments, net	—	—	(140)	—	—	—	(140)
Borrowings under revolving credit facility	—	—	—	222	—	—	222
Principal repayments of revolving credit facility	—	—	(13)	(166)	—	—	(179)
Borrowings from debt, net of discount	—	—	936	—	—	—	936
Principal repayments of debt	—	—	(849)	—	—	—	(849)
Principal repayments of capital lease obligations	—	—	(3)	(19)	—	—	(22)
Repurchases of stock	(576)	—	—	—	—	—	(576)
Cash distributions to redeemable noncontrolling interests	—	—	—	(38)	—	—	(38)
Equity-based plan payments, net	(9)	—	—	—	—	—	(9)
Hedge of borrowings from debt instruments	—	—	(29)	—	—	—	(29)
Inter-company distributions	—	—	—	(31)	—	31	—
Inter-company contributions and other financing activities, net	807	(2)	(311)	(509)	—	—	(15)
Cash provided by (used in) financing activities	222	(2)	(409)	(541)	—	31	(699)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(32)	—	—	(32)
Net change in cash and cash equivalents	—	—	8	(113)	—	—	(105)
Cash and cash equivalents, beginning of period	—	—	8	359	—	—	367
Cash and cash equivalents, end of period	$—	$—	$16	$246	$—	$—	$262

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$91	$6	$360	$436	$—	$—	$893
Investing Activities
Purchases of property and equipment	—	—	(17)	(68)	—	—	(85)
Business acquisitions, net of cash acquired	—	—	(64)	(305)	—	—	(369)
Proceeds from disposition, net of cash disposed	—	—	—	45	—	—	45
Distributions from equity method investees	—	—	—	58	—	—	58
Investments in equity method investees, net	—	—	(4)	(170)	—	—	(174)
Other investing activities, net	—	—	—	(4)	—	—	(4)
Cash used in investing activities	—	—	(85)	(444)	—	—	(529)
Financing Activities
Commercial paper borrowings, net	—	—	126	—	—	—	126
Borrowings under revolving credit facility	—	—	440	145	—	—	585
Principal repayments of revolving credit facility	—	—	(440)	—	—	—	(440)
Borrowings from debt, net of discount	—	—	415	—	—	—	415
Principal repayments of capital lease obligations	—	—	(3)	(10)	—	—	(13)
Repurchases of stock	(1,067)	—	—	—	—	—	(1,067)
Cash distributions to redeemable noncontrolling interests	—	—	—	(2)	—	—	(2)
Equity-based plan proceeds, net	39	—	—	—	—	—	39
Inter-company contributions and other financing activities, net	937	(6)	(904)	(39)	—	—	(12)
Cash (used in) provided by financing activities	(91)	(6)	(366)	94	—	—	(369)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(27)	—	—	(27)
Net change in cash and cash equivalents	—	—	(91)	59	—	—	(32)
Cash and cash equivalents, beginning of period	—	—	123	285	—	—	408
Cash and cash equivalents, end of period	$—	$—	$32	$344	$—	$—	$376

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: continued consolidation of distribution customers and production studios; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors or other business partners over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2014 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, free-to-air and broadcast television networks, websites, digital distribution arrangements and content licensing agreements. Our portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery ("ID") and Velocity (known as Turbo outside of the U.S.). We also develop and sell curriculum-based education products and services and operate production studios.
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
U.S. Networks
U.S. Networks generated revenues of $2,344 million, which represented 49% of our total consolidated revenues, and Adjusted OIBDA of $1,364 million during the nine months ended September 30, 2015. Our U.S. Networks segment owns and operates ten national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. In addition, this segment holds an equity method investment interest in OWN.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from digital distributors for licensed content that was previously distributed on our television networks, referred to as digital distribution revenue; fees from advertising sold on our television networks and websites; fees from providing sales representation and network distribution services and content to equity method investee networks; and revenue from licensing our brands for consumer products.
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
Advertising revenue is based on the price received for available advertising spots and is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a portfolio of channels. In the U.S., advertising time is sold in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for upcoming seasons and, by committing to purchase in advance, lock in the advertising rates they will pay for the upcoming year. Many upfront advertising commitments include options whereby advertisers may reduce purchase commitments. In the scatter market, advertisers buy advertising closer to the time when the commercials will be run, which often results in a pricing premium compared to the upfront rates. The mix of upfront and scatter market advertising time sold is based upon the economic conditions at the time that upfront sales take place impacting the sell-out levels management is willing or able to obtain. The demand in the scatter market then impacts the pricing achieved for our remaining advertising inventory. Scatter market pricing can vary from upfront pricing and can be volatile.
During the nine months ended September 30, 2015, distribution, advertising and other revenues were 46%, 53% and 1%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet, collectively, generated 67% of U.S. Networks’ total revenues for the nine months ended September 30, 2015.
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

International Networks
International Networks generated revenues of $2,276 million, which represented 48% of our total consolidated revenues, and Adjusted OIBDA of $699 million during the nine months ended September 30, 2015. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, DMAX and Discovery Kids. International Networks has a large international distribution platform for its 43 networks, with as many as 14 networks distributed in any particular country or territory across the more than 220 countries and territories around the world where our networks are distributed. Including all acquisitions through September 30, 2015, International Networks operated over 345 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has free-to-air networks in Europe and the Middle East and broadcast networks in the Nordics and continues to pursue further international expansion. The penetration and growth rates of pay-TV services vary across the 220 countries and territories depending on the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, free-to-air or broadcast television is dominant in others. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
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
During the nine months ended September 30, 2015, distribution, advertising and other revenues were 54%, 43% and 3%, respectively, of total net revenues for this segment. While the Company has traditionally operated cable networks, an increasing portion of the Company's international revenue is generated by advertising on free-to-air or broadcast networks. Excluding revenue from our radio businesses, pay-TV networks and free-to-air or broadcast networks generated 49% and 51% of International Networks' advertising revenue for the nine months ended September 30, 2015, respectively.
International Networks’ largest cost is content expense, which we distribute through localized programming disseminated via our 345 unique distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third parties. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. Content acquired from U.S. Networks and content developed locally airing on the same network is amortized similarly, as amortization rates vary by network. Approximately half of International Networks' content is amortized using an accelerated amortization method, while the remainder is amortized on a straight-line basis. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each season in the arrangement.
On December 21, 2012, we acquired a 20% ownership interest in Eurosport, which includes both Eurosport International and Eurosport France and which was accounted for as an equity method investment. On May 30, 2014, we acquired a controlling 31% interest in Eurosport International for €259 million ($351 million) and committed to acquire a similar controlling interest in Eurosport France upon resolution of certain regulatory matters. The outstanding regulatory matters in France were subsequently resolved, and on March 31, 2015, we completed our acquisition of an additional 31% equity interest in Eurosport France for €38 million ($40 million), giving us a 51% stake in Eurosport. (See Note 2 to the accompanying consolidated financial statements.) On

October 1, 2015, we acquired the remaining 49% of Eurosport for €491 million ($548 million). (See Note 8 to the accompanying consolidated financial statements.)
On June 30, 2015, we sold our radio businesses in Northern Europe to Bauer Media Group for total consideration, net of cash disposed, of €74 million ($84 million), which includes €54 million ($61 million) of net cash received at closing, €3 million ($4 million) of expected working capital adjustments, and €17 million ($19 million) for the fair value of contingent consideration to be determined by the operating results of the radio businesses for the year ended December 31, 2015. We recorded a pretax gain of $3 million upon completion of the sale. The fair value of the contingent consideration was determined in accordance with the sale agreement using revenue and earnings projections of the radio business through the earn-out period ending December 31, 2015. The contingent consideration payable to Discovery is subject to change based on actual performance. Subsequent changes in fair value will be recognized as a component of the gain or loss recorded on sale. We determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on our operations and consolidated financial results. (See Note 2 to the accompanying consolidated financial statements.)
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
Education and Other
Education and Other generated revenues of $130 million during the nine months ended September 30, 2015, which represented 3% of our total consolidated revenues for the nine months ended September 30, 2015. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hardcopy curriculum-based content. Other is largely comprised of production studios that develop television content for our networks and television service providers throughout the world.
As of December 31, 2014, we reorganized our production studios into an operating segment. Previously, components of this segment were classified in the U.S. Networks and International Networks segments. The segment does not meet the quantitative thresholds for reporting as a separate reportable segment and has been combined with our Education segment, which also does not meet the quantitative thresholds of a separate reportable segment, renamed Education and Other, for financial statement presentation in all periods. All prior period amounts have been recast to conform to the current year presentation. Our wholly owned production studios provide services to our U.S. Networks and International Networks segments at cost. The revenues and offsetting expenses associated with these inter-segment production services are not reflected in the results of operations for Education and Other as they have been eliminated within the Production Studios operating segment.
On September 23, 2014, we acquired a 50% equity method ownership interest in All3Media, a production studio company, for a cash payment of £90 million ($147 million), and with an enterprise value of £556 million ($912 million). All3Media recapitalized its debt structure to effect the transaction. (See Note 3 to the accompanying consolidated financial statements.) On February 28, 2014, we acquired Raw TV Limited, a factual entertainment production company in the U.K. that is expected to improve the sourcing of content for our networks. (See Note 2 to the accompanying consolidated financial statements.)
RESULTS OF OPERATIONS
Items Impacting Comparability
On May 30, 2014, we acquired a controlling interest in Eurosport International. On March 31, 2015, we acquired a controlling interest in Eurosport France and integrated the business into Eurosport International, collectively referred to as Eurosport. (See Note 2 to the accompanying consolidated financial statements.) We included the operations of Eurosport International and Eurosport France in our consolidated financial statements as of their respective acquisition dates. As a result, Eurosport has impacted the comparability of our results of operations between the three and nine months ended September 30, 2015 and the comparable periods in 2014. Accordingly, to assist the reader in understanding the changes in our results of operations, the results of operations for the three and nine months ended September 30, 2015 and 2014 excluding Eurosport are presented in the tables below (in millions). The results of operations for Eurosport do not reflect the synergies from increased pan-European market penetration which are reflected in the total Company excluding Eurosport amounts. Discovery Family, which was acquired on September 23, 2014, the Company's radio business in Northern Europe, which was disposed of on June 30, 2015, and other less significant acquisitions made during 2015 and 2014, were not adjusted for in the comparability tables as their results did not materially impact the comparability of operations, except as otherwise noted within this Item. Adjusted OIBDA is defined and a reconciliation to operating income is presented in the Segment Results of Operations section.

Consolidated	Three Months Ended September 30,
	2015			2014
	Total Company As Reported	Eurosport	Total Company Ex- Eurosport	Total Company As Reported	Eurosport	Total Company Ex- Eurosport	% Change Ex-Eurosport
Revenues:
Distribution	$776	$96	$680	$748	$87	$661	3%
Advertising	699	27	672	725	28	697	(4)%
Other	82	21	61	95	30	65	(6)%
Total Revenues	$1,557	$144	$1,413	$1,568	$145	$1,423	(1)%

Adjusted OIBDA	$576	$9	$567	$634	$28	$606	(6)%

Consolidated	Nine Months Ended September 30,
	2015			2014
	Total Company As Reported	Eurosport	Total Company Ex- Eurosport	Total Company As Reported	Eurosport	Total Company Ex- Eurosport	% Change Ex-Eurosport
Revenues:
Distribution	$2,309	$264	$2,045	$2,097	$116	$1,981	3%
Advertising	2,200	77	2,123	2,258	46	2,212	(4)%
Other	239	46	193	234	38	196	(2)%
Total Revenues	$4,748	$387	$4,361	$4,589	$200	$4,389	(1)%

Adjusted OIBDA	$1,824	$24	$1,800	$1,853	$44	$1,809	—%

International Networks	Three Months Ended September 30,
	2015			2014
	International Networks As Reported	Eurosport	International Networks Ex- Eurosport	International Networks As Reported	Eurosport	International Networks Ex- Eurosport	% Change Ex-Eurosport
Revenues:
Distribution	$419	$96	$323	$430	$87	$343	(6)%
Advertising	289	27	262	337	28	309	(15)%
Other	32	21	11	46	30	16	(31)%
Total Revenues	$740	$144	$596	$813	$145	$668	(11)%

Adjusted OIBDA	$218	$9	$209	$277	$28	$249	(16)%

International Networks	Nine Months Ended September 30,
	2015			2014
	International Networks As Reported	Eurosport	International Networks Ex- Eurosport	International Networks As Reported	Eurosport	International Networks Ex- Eurosport	% Change Ex-Eurosport
Revenues:
Distribution	$1,233	$264	$969	$1,141	$116	$1,025	(5)%
Advertising	968	77	891	1,050	46	1,004	(11)%
Other	75	46	29	82	38	44	(34)%
Total Revenues	$2,276	$387	$1,889	$2,273	$200	$2,073	(9)%

Adjusted OIBDA	$699	$24	$675	$795	$44	$751	(10)%
Recasting of Certain Prior Period Information
The Company’s reportable segments are determined based on (i) financial information reviewed by our CEO, (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. As of December 31, 2014, we changed our organizational structure and reorganized our production studios into an operating segment. Previously, components of this segment were part of the U.S. Networks and International Networks segments. Production Studios does not meet the quantitative thresholds of a separate reportable segment and has been combined with our Education segment, which also does not meet the quantitative thresholds of a separate reportable segment, referred to as Education and Other, for financial statement presentation in all periods. The Company has recast amounts for the three and nine months ended September 30, 2014 to conform to our current structure for internally managing and monitoring segment performance.

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Distribution	$776	$748	4%	$2,309	$2,097	10%
Advertising	699	725	(4)%	2,200	2,258	(3)%
Other	82	95	(14)%	239	234	2%
Total revenues	1,557	1,568	(1)%	4,748	4,589	3%
Costs of revenues, excluding depreciation and amortization	574	529	9%	1,703	1,526	12%
Selling, general and administrative	394	432	(9)%	1,224	1,247	(2)%
Depreciation and amortization	80	85	(6)%	243	243	—%
Restructuring and other charges	4	11	(64)%	37	19	95%
Gain on disposition	—	—	NM	(3)	(31)	(90)%
Total costs and expenses	1,052	1,057	—%	3,204	3,004	7%
Operating income	505	511	(1)%	1,544	1,585	(3)%
Interest expense	(82)	(83)	(1)%	(248)	(247)	—%
(Loss) income from equity investees, net	(10)	13	NM	(2)	34	NM
Other income (expense), net	—	1	(100)%	(78)	11	NM
Income before income taxes	413	442	(7)%	1,216	1,383	(12)%
Provision for income taxes	(130)	(155)	(16)%	(394)	(481)	(18)%
Net income	283	287	(1)%	822	902	(9)%
Net income attributable to noncontrolling interests	—	—	NM	—	(2)	(100)%
Net income attributable to redeemable noncontrolling interests	(4)	(7)	(43)%	(7)	(11)	(36)%
Net income available to Discovery Communications, Inc.	$279	$280	—%	$815	$889	(8)%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations, Eurosport and the effect of the consolidation of Discovery Family, distribution revenue increased 8% and 7% for each of the three and nine months ended September 30, 2015, respectively. The increases for the three and nine months ended September 30, 2015 were a result of increases of 7% at our U.S. Networks segment and 8% and 7%, respectively, at our International Networks segment. For U.S. Networks, excluding the effect of the consolidation of Discovery Family, distribution revenue increased primarily due to annual contractual rate increases, partially offset by slight declines in subscribers. The increases in our International Networks' distribution revenue, excluding the impact of foreign currency and Eurosport, were mostly due to increases in subscribers and affiliate rates in Latin America in equivalent amounts and, to a lesser extent, increases in subscribers in CEEMEA.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Excluding the impact of foreign currency fluctuations, Eurosport, the effect of the consolidation of Discovery Family, and the disposition of the Company's radio business, advertising revenue increased 7% and 4% for each of the three and nine months ended September 30, 2015, respectively. The increases were a result of an increase at our International Networks segment of 12% and 10% for the three and nine months ended September 30, 2015, respectively. The increase for the three months ended September 30, 2015 was mostly driven by volume and, to a lesser extent, pricing in Latin America and ratings, pricing and volume in equivalent amounts in Southern Europe, partially offset by decreases in Russia. The increase for the nine months ended September 30, 2015 was mostly driven by volume and, to a lesser extent, pricing and ratings in Latin America, volume and ratings in equivalent amounts in Southern Europe and pricing and, to a lesser extent, volume in Northern Europe, partially offset by decreases in Russia. Excluding the effect of Discovery Family, U.S. Networks' advertising revenue increased 4% and 1% for the three and nine months ended September 30, 2015, respectively, as increases in pricing were partially offset by lower audience delivery.
Excluding the impacts of foreign currency fluctuations, Eurosport, the effect of the consolidation of Discovery Family, and the disposition of the Company's radio business, other revenue decreased 2% for the three months ended September 30, 2015 and increased 1% for the nine months ended September 30, 2015. The decrease for the three months ended September 30, 2015 was the result of a decrease at our U.S. Networks segment primarily due to lower representation fees, which have been eliminated since the Company changed its accounting for Discovery Family from an equity method investment to a consolidated subsidiary, and a decrease at our International Networks segment due to lower program sales. For the nine months ended September 30, 2015, these decreases were partially offset by increases at our Education and Other segments primarily due to a business combination that took place during the three months ended March 31, 2014.
Costs of Revenues
Excluding the impact of foreign currency fluctuations, Eurosport, the effect of the consolidation of Discovery Family, and the disposition of the Company's radio business, costs of revenues increased 13% and 10% for the three and nine months ended September 30, 2015, respectively. The increases for the three and nine months ended September 30, 2015 were the result of increases of 15% and 10%, respectively, at our International Networks segment, and 8% and 5%, respectively, at our U.S. Networks segment. The increases in costs of revenues were primarily due to increases in content amortization, which is consistent with our commitment to increased spending for content on our networks. These increases were partially offset by decreases in content impairments that were not included in restructuring and other charges. Excluding the impact of foreign currency fluctuations, Eurosport and the effect of the consolidation of Discovery Family, content amortization was $350 million and $308 million for the three months ended September 30, 2015 and 2014, respectively, and $1,045 million and $944 million for the nine months ended September 30, 2015 and 2014, respectively. Content amortization rates on our networks have generally remained consistent.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations, Eurosport, the effect of the consolidation of Discovery Family, and the disposition of the Company's radio business, selling, general and administrative expenses remained consistent for the three and nine months ended September 30, 2015. For the three months ended September 30, 2015, an increase at our U.S. Networks segment of 15%, primarily attributable to increases in marketing costs, and an increase at our International Networks segment of 9%, mostly attributable to increased personnel and related personnel support costs and, to a lesser extent, increased technology costs, were offset by a decrease in our equity-based compensation expense. Selling, general and administrative expense remained consistent for the nine months ended September 30, 2015 primarily due to an increase at our International Networks segment of 7%, mostly due to increased personnel and related personnel support costs and, to a lesser extent, increased marketing costs, partially offset by a decrease in our equity based compensation expense and a decrease at our U.S. Network segment of 3%, primarily attributable to a decrease in marketing and personnel costs.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Excluding the impact of foreign currency fluctuations, business combinations and dispositions, depreciation and amortization remained consistent for the three and nine months ended September 30, 2015. (See Note 2 to the accompanying consolidated financial statements.)
Restructuring and Other Charges
Restructuring and other charges decreased $7 million for the three months ended September 30, 2015 and increased $18 million for the nine months ended September 30, 2015. The decrease for the three months ended September 30, 2015 is due to less integration activity as there were fewer sizable acquisitions in 2015. The increase for the nine months ended September 30, 2015 was mostly related to content impairments resulting from the cancellation of certain high profile series due to legal circumstances pertaining to the associated talent. (See Note 5 to the accompanying consolidated financial statements.)

Interest Expense
Interest expense remained consistent for the three and nine months ended September 30, 2015. (See Note 6 to the accompanying consolidated financial statements.)
(Loss) Income from Equity Investees, Net
Income from our equity method investees declined $23 million and $36 million for the three and nine months ended September 30, 2015, respectively. The decreases for the three and nine months ended September 30, 2015 were primarily attributable to losses at All3Media related to the amortization of intangible assets for the step up in the fair value of assets acquired from the investment following its acquisition on September 23, 2014, and, to a lesser extent, interest expense for the recapitalization of debt for the transaction and losses on derivative instruments recognized during the three and nine months ended September 30, 2015.
Other Income (Expense), Net
The table below presents the details of other income (expense), net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign currency (losses) gains, net	$(6)	$7	$(73)	$(5)
Gains (losses) on derivative instruments	8	1	(3)	1
Remeasurement gain on previously held equity interest(a)	—	—	2	29
Other expense, net	(2)	(7)	(4)	(14)
Total other income (expense), net	$—	$1	$(78)	$11

(a) See Note 2 to the accompanying consolidated financial statements.
Other income (expense), net decreased $1 million and $89 million for the three and nine months ended September 30, 2015, respectively. The decrease for the three months ended September 30, 2015 was primarily driven by foreign currency losses, partially offset by gains on derivative instruments. The decrease for the nine months ended September 30, 2015 was primarily due to foreign currency losses mostly related to revaluation of our 2015 Euro Notes, which expose Discovery to fluctuations in euro exchange rates, as well as the revaluation of monetary assets in Venezuela.
Provision for Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	1%	2%	2%	3%
Effect of foreign operations	—%	1%	—%	1%
Domestic production activity deductions	(1)%	(3)%	(3)%	(3)%
Change in uncertain tax positions	(3)%	—%	(2)%	(1)%
Other, net	(1)%	—%	—%	—%
Effective income tax rate	31%	35%	32%	35%
Our provisions for income taxes on income from continuing operations were $130 million and $394 million, and the effective tax rates were 31% and 32% for the three and nine months ended September 30, 2015, respectively. Our provisions for income taxes on income before income taxes were $155 million and $481 million for the three and nine months ended September 30, 2014, respectively, and the effective tax rates were 35% for each period. The net decreases in the effective tax rate for the three and nine months ended September 30, 2015 were attributable to favorable audit resolutions which positively impacted both state and local income taxes and the assessment of uncertain tax positions, and the allocation and taxation of income among multiple foreign and domestic jurisdictions. For the three months ended September 30, 2015, these decreases were partially offset by reductions in our domestic production activity deductions as a result of enacted legislative changes.
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
Additional financial information for our reportable segments is set forth in Note 16 to the accompanying consolidated financial statements.
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenue:
U.S. Networks	$781	$723	8%	$2,344	$2,205	6%
International Networks	740	813	(9)%	2,276	2,273	—%
Education and Other	36	35	3%	130	117	11%
Corporate and inter-segment eliminations	—	(3)	(100)%	(2)	(6)	(67)%
Total revenue	1,557	1,568	(1)%	4,748	4,589	3%
Costs of revenues, excluding depreciation and amortization	(574)	(529)	9%	(1,703)	(1,526)	12%
Selling, general and administrative(a)	(411)	(409)	—%	(1,233)	(1,218)	1%
Add: Amortization of deferred launch incentives(b)	4	4	—%	12	8	50%
Adjusted OIBDA	$576	$634	(9)%	$1,824	$1,853	(2)%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation.
(b) Amortization of deferred launch incentives is included as a reduction of distribution revenue for reporting in accordance with GAAP, but is excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Adjusted OIBDA:
U.S. Networks	$443	$426	4%	$1,364	$1,275	7%
International Networks	218	277	(21)%	699	795	(12)%
Education and Other	(5)	3	NM	(2)	15	NM
Corporate and inter-segment eliminations	(80)	(72)	11%	(237)	(232)	2%
Total Adjusted OIBDA	576	634	(9)%	1,824	1,853	(2)%
Amortization of deferred launch incentives	(4)	(4)	—%	(12)	(8)	50%
Mark-to-market equity-based compensation	17	(23)	NM	9	(29)	NM
Depreciation and amortization	(80)	(85)	(6)%	(243)	(243)	—%
Restructuring and other charges	(4)	(11)	(64)%	(37)	(19)	95%
Gain on disposition	—	—	NM	3	31	(90)%
Operating income	$505	$511	(1)%	$1,544	$1,585	(3)%
U.S. Networks
The table below presents, for our U.S. Networks operating segment, revenues by type, certain operating expenses, certain contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Distribution	$357	$318	12%	$1,076	$956	13%
Advertising	410	388	6%	1,232	1,207	2%
Other	14	17	(18)%	36	42	(14)%
Total revenues	781	723	8%	2,344	2,205	6%
Costs of revenues, excluding depreciation and amortization	(218)	(195)	12%	(633)	(584)	8%
Selling, general and administrative	(120)	(102)	18%	(347)	(346)	—%
Adjusted OIBDA	443	426	4%	1,364	1,275	7%
Depreciation and amortization	(7)	(4)	75%	(23)	(10)	NM
Restructuring and other charges	—	(4)	(100)%	(22)	(5)	NM
Gain on disposition	—	—	NM	—	31	(100)%
Inter-segment eliminations	(3)	—	NM	(5)	—	NM
Operating income	$433	$418	4%	$1,314	$1,291	2%
Revenues
Distribution revenue for the three and nine months ended September 30, 2015 increased 12% and 13%, respectively. Excluding the effect of the consolidation of Discovery Family, distribution revenue increased 7% for each of the three and nine months ended September 30, 2015. These increases were primarily due to annual contractual rate increases, partially offset by slight declines in subscribers.
Advertising revenue for the three and nine months ended September 30, 2015 increased 6% and 2%, respectively. Excluding the effect of the consolidation of Discovery Family, advertising revenue increased 4% and 1% for the three and nine months ended September 30, 2015, respectively, as increases in pricing were partially offset by lower audience delivery.

Other revenue for three and nine months ended September 30, 2015 decreased 18% and 14%, respectively. Excluding the effect of the consolidation of Discovery Family, other revenue decreased 40% and 33% for the three and nine months ended September 30, 2015 primarily due to the absence of representation fees from Discovery Family, which have been eliminated in consolidation since the Company began consolidating Discovery Family. When Discovery Family was an equity method investment, these fees were not eliminated but disclosed as related party transactions in Note 14 to the accompanying consolidated financial statements.
Costs of Revenues
Costs of revenues for the three and nine months ended September 30, 2015 increased 12% and 8%, respectively. Excluding the effect of the consolidation of Discovery Family, costs of revenues increased 8% and 5% for the three and nine months ended September 30, 2015, respectively. The increases were primarily attributable to increases in content amortization, which is consistent with our commitment to increased spending for content on our networks, partially offset by decreases in content impairments that were not included in restructuring and other charges. Excluding the effect of the consolidation of Discovery Family, content amortization was $175 million and $156 million for the three months ended September 30, 2015 and 2014, respectively, and $507 million and $464 million for the nine months ended September 30, 2015 and 2014, respectively. Content amortization rates on our networks have generally remained consistent.
Selling, General and Administrative
Selling, general and administrative expenses increased 18% for the three months ended September 30, 2015 and remained consistent for the nine months ended September 30, 2015. Excluding the effect of the consolidation of Discovery Family, selling, general and administrative expenses increased 15% for the three months ended September 30, 2015 and decreased 3% for the nine months ended September 30, 2015. The increase for the three months ended September 30, 2015 was primarily attributable to increases in marketing costs. The decrease for the nine months ended September 30, 2015 was mostly attributable to a decrease in marketing and personnel costs.
Adjusted OIBDA
Adjusted OIBDA for the three and nine months ended September 30, 2015 increased 4% and 7%, respectively. Excluding the effect of the consolidation of Discovery Family, Adjusted OIBDA remained consistent for the three months ended September 30, 2015 and increased 3% for the nine months ended September 30, 2015. Adjusted OIBDA remained consistent for the three months ended September 30, 2015 due to increases in distribution and advertising revenues, offset by increases in content amortization expense and selling general and administrative costs. The increase for the nine months ended September 30, 2015 was primarily driven by increases in distribution revenue, partially offset by increases in content amortization expense.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Distribution	$419	$430	(3)%	$1,233	$1,141	8%
Advertising	289	337	(14)%	968	1,050	(8)%
Other	32	46	(30)%	75	82	(9)%
Total revenues	740	813	(9)%	2,276	2,273	—%
Costs of revenues, excluding depreciation and amortization	(341)	(327)	4%	(1,012)	(907)	12%
Selling, general and administrative	(185)	(213)	(13)%	(577)	(579)	—%
Add: Amortization of deferred launch incentives	4	4	—%	12	8	50%
Adjusted OIBDA	218	277	(21)%	699	795	(12)%
Amortization of deferred launch incentives	(4)	(4)	—%	(12)	(8)	50%
Depreciation and amortization	(56)	(65)	(14)%	(172)	(185)	(7)%
Restructuring and other charges	(3)	(7)	(57)%	(13)	(10)	30%
Gain on disposition	—	—	NM	3	—	NM
Inter-segment eliminations	—	—	NM	(2)	—	NM
Operating income	$155	$201	(23)%	$503	$592	(15)%
Revenues
Excluding the impact of foreign currency fluctuations and Eurosport, distribution revenue increased 8% and 7% for the three and nine months ended September 30, 2015, respectively. The increases were mostly due to increases in subscribers and affiliate rates in Latin America in equivalent amounts and, to a lesser extent, increases in subscribers in CEEMEA. Such growth is consistent with the continued development of the pay-TV markets in those regions.
Excluding the impact of foreign currency fluctuations, Eurosport, and the disposition of the Company's radio business, advertising revenue increased 12% and 10% for the three and nine months ended September 30, 2015, respectively. The increase for the three months ended September 30, 2015 was mostly driven by volume and, to a lesser extent, pricing in Latin America and ratings, pricing and volume in equivalent amounts in Southern Europe, partially offset by decreases in Russia. The increase for the nine months ended September 30, 2015 was mostly driven by volume and, to a lesser extent, pricing and ratings in Latin America, volume and ratings in equivalent amounts in Southern Europe and pricing and, to a lesser extent, volume in Northern Europe, partially offset by decreases in Russia.
Excluding the impact of foreign currency fluctuations, Eurosport, and the disposition of the Company's radio business, other revenue decreased for the three and nine months ended September 30, 2015, respectively, mostly due to lower program sales.
Costs of Revenues
Excluding the impact of foreign currency fluctuations, Eurosport, and the disposition of the Company's radio business, costs of revenues increased 15% and 10% for three and nine months ended September 30, 2015, respectively. The increases were primarily attributable to increases in content amortization, which is consistent with our commitment to increased spending on content on our networks. Excluding the impact of foreign currency fluctuations and Eurosport, content amortization was $173 million and $150 million for the three months ended September 30, 2015 and 2014, respectively, and $532 million and $475 million for the nine months ended September 30, 2015 and 2014, respectively. Content amortization rates on our networks have generally remained consistent.

Selling, General and Administrative
Excluding the impact of foreign currency fluctuations, Eurosport, and the disposition of the Company's radio business, selling, general and administrative expenses increased 9% and 7% for the three and nine months ended September 30, 2015, respectively. The increase for the three months ended September 30, 2015 was mostly attributable to increased personnel and related personnel support costs and, to a lesser extent, increased technology costs. The increase for the nine months ended September 30, 2015 was mostly due to increased personnel and related personnel support costs and, to a lesser extent, increased marketing costs.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations, Eurosport, and the disposition of the Company's radio business, Adjusted OIBDA increased 4% for the three months ended September 30, 2015 and increased 7% for the nine months ended September 30, 2015. The increases were due mostly to increases in advertising and distribution revenue, partially offset by higher content expense and, to a lesser extent, higher selling, general, and administrative costs.
Education and Other
The following table presents, for our Education and Other segments revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$36	$35	3%	$130	$117	11%
Costs of revenues, excluding depreciation and amortization	(16)	(11)	45%	(58)	(41)	41%
Selling, general and administrative	(25)	(21)	19%	(74)	(61)	21%
Adjusted OIBDA	(5)	3	NM	(2)	15	NM
Depreciation and amortization	(2)	(2)	—%	(5)	(5)	—%
Restructuring and other charges	(2)	—	NM	(2)	(2)	—%
Inter-segment eliminations	3	—	NM	7	—	NM
Operating income	$(6)	$1	NM	$(2)	$8	NM
Adjusted OIBDA for the three and nine months ended September 30, 2015 decreased $8 million and $17 million, respectively. The decreases were mostly due to additional investments in Education's digital textbooks, higher production costs associated with greater utilization of our in house production companies and, to a lesser extent, increased personnel costs. For the nine months ended September 30, 2015, the increased costs were partially offset by increased revenues primarily due to a business combination that took place during the three months ended March 31, 2014.

Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$—	$(3)	(100)%	$(2)	$(6)	(67)%
Costs of revenues, excluding depreciation and amortization	1	4	(75)%	—	6	(100)%
Selling, general and administrative	(81)	(73)	11%	(235)	(232)	1%
Adjusted OIBDA	(80)	(72)	11%	(237)	(232)	2%
Mark-to-market equity-based compensation	17	(23)	NM	9	(29)	NM
Depreciation and amortization	(15)	(14)	7%	(43)	(43)	—%
Restructuring and other charges	1	—	NM	—	(2)	(100)%
Operating loss	$(77)	$(109)	(29)%	$(271)	$(306)	(11)%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA decreased 11% and 2% for the three and nine months ended September 30, 2015, respectively. The decrease for the three months ended September 30, 2015 was primarily attributable to higher personnel costs. The decrease for the nine months ended September 30, 2015 was due primarily to higher personnel costs, and, to a lesser extent, increased investment in technology, partially offset by a decrease in equity-based compensation expense for equity-settled awards such as stock options and RSUs that are recorded at fair value at grant date and amortized over the vesting period without mark-to-market adjustments.
The decrease in mark-to-market equity-based compensation expense for the three and nine months ended September 30, 2015 was primarily attributable to a decrease in Discovery's stock prices compared to the three and nine months ended September 30, 2014.
FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the nine months ended September 30, 2015, we have funded our working capital needs primarily through cash flows from operations. As of September 30, 2015, we had $262 million of cash and cash equivalents on hand.

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
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes will vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates will vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of September 30, 2015, we had $89 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately 0.41% and maturities of less than 90 days.

•	Revolving Credit Facility
We have access to a $1.5 billion revolving credit facility. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program. As of September 30, 2015, the Company had outstanding borrowings under the revolving credit facility of $80 million at a weighted average interest rate of 1.37%. Borrowings under the revolving credit facility bear interest at rates that vary based on DCL’s periodic debt ratings. DCL also has the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. The revolving credit facility agreement provides for a maturity date of June 20, 2019. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes. The Company borrowed an additional $525 million under the revolving credit facility on October 1, 2015 in order to facilitate the transaction to purchase the remaining 49% noncontrolling interest in Eurosport from TF1.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4:50 to 1:00. As of September 30, 2015, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.

•	Repayment of Notes Receivable
We have an outstanding note receivable from OWN, our equity method investee, which totals $394 million including interest. During the nine months ended September 30, 2015 and 2014, the Company received net repayments on the note receivable of $67 million and $56 million, respectively. Borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. During the nine months ended September 30, 2015, we committed to acquire exclusive broadcast rights across all media platforms throughout Europe for the four Olympic Games between 2018 and 2024 for €1.3 billion ($1.5 billion as of September 30, 2015). The broadcast rights exclude the U.K. and France for the Olympic Games in 2018 and 2020, and exclude Russia. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

•	Business Combinations
In 2015, our uses of cash have included business combinations (see Note 2 to the accompanying consolidated financial statements). Due to business combinations in current and prior years, we also have redeemable equity balances of $240 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. On July 22, 2015, TF1 exercised its right to put the entirety of its remaining 49% noncontrolling interest in Eurosport to the Company for €491 million ($551 million as of September 30, 2015). On October 1, 2015, the Company closed the transaction for €491 million ($548 million). (See Note 8 to the accompanying consolidated financial statements.)

•	Equity Method Investments
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of September 30, 2015, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $394 million including interest. We may provide additional funding to our equity method investees, if necessary, and expect to recoup amounts funded. (See Note 3 to the accompanying consolidated financial statements.)

•	Common Stock Repurchase Program
As of September 30, 2015, we had remaining authorization of $416 million for future repurchases of our common stock under our common stock repurchase program, which will expire on February 3, 2016. On October 8, 2015, the Company's Board of Directors approved an additional $2.0 billion under our stock repurchase program, which will expire on October 8, 2017. We have been funding our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors. As of September 30, 2015, we had repurchased 2.8 million and 101.6 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $4.9 billion, respectively. We expect to resume repurchases of additional common stock in November 2015. (See Note 9 to the accompanying consolidated financial statements.)

•	Preferred Stock Conversion and Repurchase
We have an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into 3/7 of the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During the nine months ended September 30, 2015, we converted and retired 3.9 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $253 million. Since no shares of Series C common stock were repurchased during the three months ended September 30, 2015, there will be no Series C convertible preferred shares converted and retired under the preferred stock conversion and repurchase arrangement during the fourth quarter of 2015. (See Note 9 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the nine months ended September 30, 2015, we made cash payments of $609 million and $188 million for income taxes and interest on our outstanding debt, respectively.

•	Equity-Based Compensation
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the nine months ended September 30, 2015, we paid $25 million for cash-settled equity awards. As of September 30, 2015, liabilities totaled $47 million for outstanding liability-classified equity-based compensation awards, of which $5 million was classified as current. (See Note 10 to the accompanying consolidated financial statements.)

•	Debt Maturities
On March 31, 2015, we redeemed $850 million aggregate principal amount of 3.70% Senior Notes that had an original maturity date of June 1, 2015. The repayments included a payment of $1 million for the original issue discount on the Company’s senior notes and resulted in a pretax loss on extinguishment of debt of $5 million for make-whole premiums.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2015	2014
Cash and cash equivalents, beginning of period	$367	$408
Cash provided by operating activities	652	893
Cash used in investing activities	(26)	(529)
Cash used in financing activities	(699)	(369)
Effect of exchange rate changes on cash and cash equivalents	(32)	(27)
Net change in cash and cash equivalents	(105)	(32)
Cash and cash equivalents, end of period	$262	$376

Operating Activities
Cash provided by operating activities decreased $241 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was attributable to negative foreign currency fluctuations that impacted the Company's operating performance, increased content investment of $117 million, increased cash paid for taxes of $109 million, and decreases in working capital, including increases in accounts receivable, prepaid expenses and other current assets. These decreases were partially offset by working capital increases in accruals and accounts payable due to the timing of payments and a decrease in cash payments for equity-based compensation of $56 million.
Investing Activities
Cash flows used in investing activities decreased $503 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was primarily attributable to a decrease in cash paid for business combinations, net of cash acquired of $345 million and a decrease in investments in equity method investees of $148 million.
Financing Activities
Cash flows used in financing activities increased $330 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to a decrease in borrowings on an aggregated, net basis from senior notes, commercial paper and the revolving credit of $696 million, a decrease in cash proceeds from equity-based plans of $48 million, an increase in cash distributions to redeemable noncontrolling interests of $36 million and payments on hedging instruments for derivatives in connection with the effective portion of our interest rate contracts of $29 million (see Note 7 to the accompanying consolidated financial statements). These increases were partially offset by a decrease in the repurchases of stock of $491 million.
Capital Resources
As of September 30, 2015, capital resources were comprised of the following (in millions).

	September 30, 2015
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$262	$—	$—	$262
Revolving credit facility and commercial paper program(a)	1,500	1	169	1,330
Senior notes(b)	6,811	—	6,811	—
Total	$8,573	$1	$6,980	$1,592

(a) Outstanding commercial paper borrowings of $89 million as of September 30, 2015 are supported by unused committed capacity under the revolving credit facility and reduce unused capacity. There were $80 million in borrowings under the revolving credit facility as of September 30, 2015.
(b) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of September 30, 2015 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2043.
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
As of September 30, 2015, we held $91 million of our $262 million of cash and cash equivalents in our foreign subsidiaries. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. During the nine months ended September 30, 2015, we acquired exclusive broadcast rights across all media platforms throughout Europe for the four Olympic Games between 2018 and

2024 for €1.3 billion ($1.5 billion as of September 30, 2015). The broadcast rights exclude the U.K. and France for the Olympic Games in 2018 and 2020, and exclude Russia. (See Note 15 to the accompanying consolidated financial statements.)
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted accounting and reporting standards during the nine months ended September 30, 2015 (see Note 1 to the accompanying consolidated financial statements).
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2014 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2014, except as described below.
During the nine months ended September 30, 2015, there have been changes in Venezuela's currency exchange mechanisms. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available and a new open market foreign exchange system was created, referred to as "SIMADI." The new exchange controls merged SICAD II into SICAD I, now referred to as “SICAD.” Companies operating in Venezuela, including our customers, are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars. Our customers continue to have difficulties obtaining such approval and our ability to repatriate cash generated in Venezuela at SICAD is uncertain. Changes in exchange mechanisms and rates will impact comparability of our results of operations and financial position. Beginning April 1, 2015, we applied a devalued SICAD exchange rate to remeasure revenue and receivable balances with our three largest affiliate customers. This rate was determined based upon our specific facts and circumstances, and was the most probable settlement rate for our transactions. The estimated settlement rates are subject to change as events and circumstances evolve in Venezuela. During the nine months ended September 30, 2015, we recorded a foreign currency remeasurement loss of $14 million on cash and cash equivalents and accounts receivable held in Venezuelan bolivars due to changes in the foreign exchange rate. As of September 30, 2015 and December 31, 2014, we held approximately $25 million and $30 million, respectively, in Venezuelan bolivar denominated assets, principally cash and accounts receivable, which may be exposed to further devaluation if the exchange mechanisms are not available to us or if the SICAD exchange rates further deteriorate. The Company recognizes that uncertainties exist regarding the exchange mechanisms in Venezuela, including the nature of transactions that are eligible for repatriation through the official mechanisms, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how such mechanisms will operate in the future, as well as the volume of U.S. dollars available under each mechanism. The Company continues to monitor developments in the Venezuela currency exchange mechanisms and actively manages its business exposure in Venezuela in response to these developments.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
A former business partner has notified the Company of its intent to pursue breach of contract and various business tort claims against the Company for alleged losses of $116 million. Based on the information currently available, the Company does not believe a loss is probable or reasonably estimable, and no accrual was recorded as of September 30, 2015. The Company intends to vigorously defend itself against the allegations. An adverse outcome in the matter could be material to the Company's consolidated financial position, results of operations or cash flows. (See Note 15 to the accompanying consolidated financial statements.)
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, except as noted above, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
Our risk factors have not changed materially since December 31, 2014. Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2014 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended September 30, 2015.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
July 1, 2015 - July 31, 2015	—	$—	—	$415,621,920
August 1, 2015 - August 31, 2015	—	$—	—	$415,621,920
September 1, 2015 - September 30, 2015	—	$—	—	$415,621,920
Total	—	$—	—	$415,621,920

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of September 30, 2015, the total amount authorized under the stock repurchase program was $5.5 billion, and we had remaining authorization of $416 million for future repurchases under our common stock repurchase program, which will expire on February 3, 2016. On October 8, 2015, the Company's Board of Directors approved an additional $2.0 billion under our stock repurchase program. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A, B or C common stock during the three months ended September 30, 2015. The Company first announced its stock repurchase program on August 3, 2010. The repurchase program does not have an expiration date, although the additional authorization of $2.0 billion to our stock repurchase program will expire on October 18, 2017.
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under the our stock repurchase program during the then most recently completed fiscal quarter. During the three months ended September 30, 2015, we converted and retired 0.8 million shares of converted Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $52 million. Based on the number of shares of Series C common stock purchased during the three months ended September 30, 2015, we do not expect to convert and retire any of our Series C convertible preferred stock during the fourth quarter of 2015.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	Amendment to Employment Agreement, dated September 24, 2015, between Bruce Campbell and Discovery Communications, LLC (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Equity for the three and nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: November 3, 2015	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 3, 2015	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Employment Agreement, dated September 24, 2015, between Bruce Campbell and Discovery Communications, LLC (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Equity for the three and nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.