Form 10-K
period 2015-12-31
Discovery Communications, Inc.
filed 2016-02-18
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2015, was approximately $13 billion.
Total number of shares outstanding of each class of the Registrant’s common stock as of February 12, 2016 was:

Series A Common Stock, par value $0.01 per share	150,092,266
Series B Common Stock, par value $0.01 per share	6,530,284
Series C Common Stock, par value $0.01 per share	253,176,880

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

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
OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, free-to-air and broadcast television, websites, digital distribution arrangements and content licensing agreements. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to more than 2.8 billion cumulative viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in over 40 languages. Our global portfolio of networks includes prominent television brands such as Discovery Channel, one of the first nonfiction networks and our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery, Science and Velocity (known as Turbo outside of the U.S.). We also operate a diversified portfolio of production studios, websites and curriculum-based education products and services. In 2015, we acquired 100% control of Eurosport, a leading sports entertainment pay-TV programmer across Europe and Asia.
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
Subscriber statistics set forth in this Annual Report on Form 10-K include both wholly owned networks and networks operated by equity method investees. Domestic subscriber statistics are based on Nielsen Media Research. International subscriber and viewer statistics are derived from internal data coupled with external sources when available. As used herein, a “subscriber” is a single household that receives the applicable network from its cable television operator, DTH satellite operator, telecommunication service provider, or other television provider, including those who receive our networks from pay-TV providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term “cumulative subscribers” refers to the sum of the total number of subscribers to each of our networks or content services. By way of example, two households that each receive five of our networks from their pay television provider represent two subscribers, but 10 cumulative subscribers. The term "viewer" is a single household that receives the signal from one of our networks using the appropriate receiving equipment without a subscription to a pay television provider.
Although the Company utilizes certain brands and content globally, we classify our operations as follows: two reportable segments: U.S. Networks, consisting principally of domestic television networks and websites and International Networks, consisting primarily of international television networks and websites; and two combined operating segments referred to as Education and Other, consisting principally of curriculum-based product and service offerings and production studios. Our segment presentation is consistent with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments. Financial information for our segments and the geographical areas in which we do business is set forth in Item 7, “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and Note 21 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Our global brands are:

•
Discovery Channel reached approximately 94 million subscribers in the U.S. and 7 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2015. Discovery Channel reached approximately 310 million subscribers in international markets as of December 31, 2015 including the Discovery HD Showcase brand.

•
Discovery Channel is dedicated to creating non-fiction content that informs and entertains its viewers about the world in all its wonder. The network offers a signature mix of high-end production values and cinematography across genres including science and technology, exploration, adventure and history and in-depth, behind-the-scenes glimpses at the people, places and organizations that shape and share our world.

•
Content on Discovery Channel includes Gold Rush, Naked and Afraid, Deadliest Catch, Fast N' Loud and Street Outlaws. Discovery Channel is also home to specials, including Racing Extinction and Shark Week.

•	Target viewers are adults ages 25-54, particularly men.

•	Discovery Channel is simulcast in HD in the U.S. and certain international markets.

•	TLC reached approximately 93 million subscribers in the U.S. and also reached 7 million subscribers in Canada that are included in the U.S. Networks segment as of December 31, 2015.

•
TLC content reached approximately 347 million viewers in international markets as of December 31, 2015. International viewers, with respect to TLC, refer to households that receive networks that carry TLC content and cater to similar demographics as the TLC network in the U.S. These networks include pay-TV and free-to-air networks branded TLC, Real Time, Travel and Living and Discovery Home & Health.

•	TLC celebrates extraordinary people and relatable life moments through innovative nonfiction programming and is a top 10 cable network in key female demographics.

•	Content on TLC includes The Little Couple, 90 Day Fiancé, Long Island Medium and Sister Wives.

•	Target viewers are adults ages 25-54, particularly women.

•	TLC is simulcast in HD in the U.S. and certain international markets.

•
Animal Planet reached approximately 92 million subscribers in the U.S. and 2 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2015. Animal Planet reached approximately 212 million subscribers in international markets as of December 31, 2015.

•
Animal Planet immerses viewers in the full range of life in the animal kingdom with rich, deep content via multiple platforms and offers animal lovers and pet owners access to a centralized online, television and mobile community for immersive, engaging, high-quality entertainment, information and enrichment.

•	Content on Animal Planet includes Puppy Bowl, River Monsters, Treehouse Masters, Pit Bulls & Parolees and The Last Alaskans.

•	Target viewers are adults ages 25-54.

•	Animal Planet is simulcast in HD in the U.S. and certain international markets.

•
Investigation Discovery ("ID") reached approximately 85 million subscribers in the U.S. and 1 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2015. ID reached approximately 107 million subscribers in international markets as of December 31, 2015.

•
ID is a leading mystery-and-suspense network. From harrowing crimes and salacious scandals to the in-depth investigation and heart-breaking mysteries that result, ID challenges our everyday understanding of culture, society and the human condition.

•	Content on ID includes Deadline: Crime with Tamron Hall, On The Case With Paula Zahn, Injustice Files, Homicide Hunter: Lt. Joe Kenda and Wives With Knives.

•	Target viewers are adults ages 25-54, particularly women.

•	ID is simulcast in HD in the U.S. and certain international markets.

•
Science Channel reached approximately 72 million subscribers in the U.S. and 2 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2015. Science Channel reached approximately 91 million subscribers in international markets as of December 31, 2015.

•
Science Channel is home for the thought provocateur and features programming willing to go beyond imagination to explore the unknown. Guided by curiosity, Science Channel looks at innovation in mysterious new worlds as well as in our own backyards.

•	Content on Science Channel includes Through the Wormhole with Morgan Freeman, Oddities, NASA's Unexplained Files and How It's Made.

•	Target viewers are adults ages 25-54.

•	Science Channel is simulcast in HD in the U.S. and certain international markets.

&

•
Velocity reached approximately 66 million subscribers in the U.S. as of December 31, 2015. Velocity reached approximately 71 million combined subscribers and viewers in international markets, where the brand is known as Turbo, as of December 31, 2015.

•
Velocity engages viewers with a variety of high-octane, action-packed, intelligent programming. In addition to series and specials exemplifying the finest of the automotive, sports and leisure, adventure and travel genres, the network broadcasts hundreds of hours of live event coverage every year.

•	Content on Velocity includes Wheeler Dealers, Chasing Classic Cars, Overhaulin' and Inside West Coast Customs.

•	Target viewers are adults ages 25-54, particularly men.

U.S. NETWORKS
U.S. Networks generated revenues of $3.1 billion and adjusted operating income before depreciation and amortization ("Adjusted OIBDA") of $1.8 billion during 2015, which represented 49% and 74% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment principally consists of national television networks. Our U.S. Networks segment owns and operates ten national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. Discovery Channel, TLC and Animal Planet collectively generated 67% of U.S. Networks’ total revenue. In addition, this segment holds an equity method interest in OWN: Oprah Winfrey Network ("OWN").
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

Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. In December 2015, we announced our first authenticated U.S. TV Everywhere product, Discovery GO, that is available to certain subscribers. Discovery GO connects viewers with live and on-demand access to award-winning shows and series from nine U.S. networks in the Discovery portfolio: Discovery Channel, TLC, Animal Planet, ID, Science Channel, Velocity, Destination America, American Heroes Channel ("AHC") and Discovery Life.
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
In addition to the global networks described in the overview section above, we operate networks in the U.S. that utilize the following brands:

•	Discovery Family Channel reached approximately 67 million subscribers in the U.S. as of December 31, 2015.

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

•
AHC reached approximately 58 million subscribers in the U.S. as of December 31, 2015. AHC also reached approximately 1 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2015.

•	AHC provides a rare glimpse into major events that shaped our world, visionary leaders and unexpected heroes who made a difference, and the great defenders of our freedom.

•	Content on AHC includes Gunslingers, Apocalypse WWI and The American Revolution.

•	Target viewers are adults ages 35-64, particularly men.

•	Destination America reached approximately 56 million subscribers in the U.S. as of December 31, 2015.

•
Destination America celebrates the people, places and stories of the United States, and shows on television screens with the tenacity, honesty, work ethic, humor and adventurousness that characterize our nation.

•	Content on Destination America includes Mountain Monsters, A Haunting, Railroad Alaska and Buying the Bayou.

•	Target viewers are adults ages 18-54.

•	Destination America is simulcast in HD.

•	Rebranded from Discovery Fit & Health on January 15, 2015, Discovery Life reached approximately 47 million subscribers in the U.S. as of December 31, 2015.

•
Discovery Life entertains viewers with gripping, real-life dramas, featuring storytelling that chronicles the human experience from cradle to grave, including forensic mysteries, amazing medical stories, emergency room trauma, baby and pregnancy programming, parenting challenges, and stories of extreme life conditions.

•	Content on Discovery Life includes I Didn't Know I was Pregnant, Untold Stories of the E.R., Secret Sex Lives: Swingers and Bizarre E.R.

•	Target viewers are adults ages 25-54.

•	Our U.S. Networks segment owns an equity investment interest in OWN. OWN reached approximately 79 million subscribers in the U.S. as of December 31, 2015.

•
OWN is the first and only network named for, and inspired by, a single iconic leader. Oprah Winfrey's heart and creative instincts inform the brand and the magnetism of the channel. Ms. Winfrey provides leadership in programming and attracts superstar talent to join her in prime time, building a global community of like-minded viewers and leading that community to connect on social media and beyond.

•	Content on OWN includes Tyler Perry's original series The Haves and Have Nots and Love Thy Neighbor, as well as Iyanla: Fix My Life and Welcome to Sweetie Pies.

•	Target viewers are adults 25-54, particularly women.

•	OWN is simulcast in HD.
INTERNATIONAL NETWORKS
International Networks generated revenues of $3.1 billion and Adjusted OIBDA of $1.0 billion during 2015, which represented 48% and 40% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, Real Time, DMAX and Discovery Kids. International Networks has a large international distribution platform for its 36 networks, with as many as 14 networks distributed across more than 220 countries and territories around the world. Including all acquisitions through December 31, 2015, International Networks operated over 380 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has free-to-air networks in Europe and the Middle East and broadcast networks in the Nordic countries, which we refer to as the Nordics and continues to pursue further international expansion. The penetration and growth rates of pay-TV services vary across the 220 countries and territories depending on the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, free-to-air or broadcast television is dominant in others. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements. In addition to the global networks described in the overview section above, we operate networks internationally that utilize the following brands:

•	Eurosport is a leading sports entertainment group with the following brands: Eurosport, Eurosport 2 and Eurosportnews, reaching viewers across Europe and Asia.

•	Viewing subscribers reached by each brand as of December 31, 2015 were as follows: Eurosport: 161 million; Eurosport 2: 72 million; and Eurosportnews: 11 million.

•
Eurosport telecasts sporting events with pan-regional appeal and its events focus on winter sports, cycling and tennis, including the Tour de France cycling tournament and the French and U.S. Open tennis tournaments.

•
In 2015, we committed to acquire the exclusive broadcast rights across all media platforms throughout Europe for the four Olympic Games between 2018 and 2024 for €1.3 billion ($1.5 billion as of December 31, 2015). The broadcast rights exclude the U.K. and France for the Olympic Games in 2018 and 2020, and exclude Russia. In addition to free-to-air broadcasts for the Olympic Games, many of these events are set to air on Eurosport's channels. On February 2, 2016, we announced that we will sub-license from the BBC exclusive pay-TV rights in the U.K. to the 2018 and 2020 Olympic Games.

•	Eurosport and Eurosport 2 are simulcast in HD.

•	Eurosport also operates the Eurosport Player, an over-the-top direct-to-consumer platform designed for mobile environments.

•	As of December 31, 2015, DMAX reached approximately 85 million viewers through free-to-air networks, according to internal estimates.

•	DMAX is a men’s lifestyle channel in Asia and Europe.

•	Discovery Kids reached approximately 102 million viewers, according to internal estimates, as of December 31, 2015.

•	Discovery Kids is a leading children's network in Latin America and Asia.

Our International Networks segment also owns and operates the following regional television networks, which reached the following number of subscribers and viewers via pay and free-to-air or broadcast networks, respectively as of December 31, 2015:

	Television Service	International Subscribers/Viewers (millions)
SBS Nordic Broadcast Networks(a)	Broadcast	30
Quest	Free-to-air	26
Giallo	Free-to-air	25
Frisbee	Free-to-air	25
Focus	Free-to-air	25
K2	Free-to-air	25
DeeJay TV	Free-to-air	25
Discovery Max	Free-to-air	19
Discovery World	Pay	18
Discovery HD World	Pay	19
Shed	Pay	12
Discovery History	Pay	13
Discovery en Espanol (U.S.)	Pay	7
Discovery Familia (U.S.)	Pay	6

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
During 2015, distribution, advertising and other revenues were 53%, 44% and 3%, respectively, of total net revenues for this segment. While the Company has traditionally operated cable networks, an increasing portion of the Company's international ad revenue is generated by free-to-air or broadcast networks. Pay-TV networks and free-to-air or broadcast networks, which include the SBS networks, generated 47% and 49% of International Networks' 2015 advertising revenue, respectively. Radio networks generated 4% of International Networks' 2015 advertising revenue.
On December 21, 2012, we acquired a 20% ownership interest in Eurosport, which includes both Eurosport International and Eurosport France, which was accounted for as an equity method investment. On May 30, 2014, we acquired a controlling 31% interest in Eurosport International for €259 million ($351 million) and committed to acquire a similar controlling interest in Eurosport France upon resolution of certain regulatory matters. The outstanding regulatory matters in France were subsequently resolved, and on March 31, 2015, we completed our acquisition of an additional 31% equity interest in Eurosport France for €36 million ($38 million), giving us a 51% stake in Eurosport. (See Note 3 to the accompanying consolidated financial statements.) On October 1, 2015, we acquired the remaining 49% of Eurosport for €491 million ($548 million). (See Note 11 to the accompanying consolidated financial statements.)
On April 9, 2013, we acquired the television and radio operations of SBS Nordic from Prosiebensat.1 Media AG for cash of approximately €1.4 billion ($1.8 billion), including closing purchase price adjustments. As of the year ended December 31, 2015, we recorded a pre-tax loss of $12 million on the sale of our radio businesses in Northern Europe to Bauer Media Group ("Bauer") for total consideration, net of cash disposed, of €60 million ($67 million), which includes €54 million ($61 million) of net cash received at closing on June 30, 2015 and €6 million ($6 million) for the fair value of contingent consideration. We determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on our operations and consolidated financial results. (See Note 3 to the accompanying consolidated financial statements.)
On October 7, 2015, we recorded a pretax loss of $5 million for the contribution of our Russian business to a joint venture (the “New Russian Business”) with a Russian media company, National Media Group ("NMG"). We now hold a 20% interest in the New Russian Business, which was established to comply with changes in Russian legislation limiting foreign ownership. We no longer consolidate the contributed Russian business, which was a component of our International Networks operating segment and we will account for our ownership interest in the New Russian Business as an equity method investment. (See Note 3 to the accompanying consolidated financial statements.)
In 2015, we acquired a 100% equity interest in several other unrelated businesses for total cash and contingent consideration of $91 million, net of cash acquired. The acquisitions included a free-to-air network in Italy, cable networks in Denmark, a free-to-air network in Turkey and a pay-TV sports channel in Asia. (See Note 3 to the accompanying consolidated financial statements.) All acquired businesses are components of our International Networks operating segment.
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
Acquisitions are included in our operating results upon their acquisition date and dispositions are excluded from our operating results following their disposition date. (See Note 3 to the accompanying consolidated financial statements.)
Effective January 1, 2015, we realigned our International Networks management reporting structure into the following regions: Northern Europe, which includes primarily the Nordics and U.K.; Southern Europe, which primarily includes Italy and

Spain; Central and Eastern Europe, the Middle East, and Africa (“CEEMEA”), which has been expanded to include Germany; Latin America; Asia-Pacific; and Eurosport. Previously, International Networks’ regional operations reporting structure was segregated into the following regions: Western Europe, which included the U.K. and western European countries; Nordics; CEEMEA; Latin America; Asia-Pacific; and Eurosport. This realignment did not impact our consolidated financial statements other than to change the regions in which we describe our operating results for the International Networks segment.
EDUCATION AND OTHER
Education and Other generated revenues of $173 million during 2015, which represented 3% of our total consolidated revenues. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hard copy curriculum-based content. Other is comprised of production studios that develop content for our networks and other television service providers throughout the world. Our wholly owned production studios provide services to our U.S. Networks and International Networks segments at cost. The revenues and offsetting expenses associated with these inter-segment production services are not reflected in the results of operations for Education and Other as they have been eliminated within the Production Studios operating segment.
On November 12, 2015, the Company acquired 5 million shares, or 3.4%, of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company involved in the production of movies and television, for $195 million. (See Note 4 to the accompanying consolidated financial statements.)
On September 23, 2014, the Company acquired a 50% equity method ownership interest in All3Media, a production studio company, with an enterprise value of £556 million ($912 million) as of December 31, 2015 for a cash payment of approximately £90 million ($147 million). All3Media recapitalized its debt structure to effect the transaction. (See Note 4 to the accompanying consolidated financial statements.)
On February 28, 2014, we acquired Raw TV Limited, a factual entertainment production company in the U.K., to improve the sourcing of content for our networks. (See Note 3 to the accompanying consolidated financial statements.)
On November 1, 2013, we acquired an education business in the U.K. to complement our existing service offerings and expand our operations internationally. (See Note 3 to the accompanying consolidated financial statements.)
Our production studios are an operating segment that has been combined with our Education segment. Neither of these operating segments meet the quantitative thresholds for reporting as a separate reportable segment and are aggregated for reporting purposes to reconcile reporting segments to consolidated results.
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
Our production arrangements fall into three categories: produced, coproduced and licensed. Produced content includes content that we engage third parties or wholly owned production studios to develop and produce. We retain editorial control and own most or all of the rights, in exchange for paying all development and production costs. Coproduced content refers to program rights on which we have collaborated with third parties to finance and develop either because at times world-wide rights are not available for acquisition or we save costs by collaborating with third parties. Licensed content is comprised of films or series that have been produced by third parties. Payments for sports rights made in advance of the event are recognized as prepaid content license assets.
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
Our largest single cost is content expense, which includes content amortization, content impairments and production costs. We amortize the cost of capitalized content rights based on the proportion that the current year's estimated revenues bear to the estimated remaining total lifetime revenues, which normally results in an accelerated amortization method over the estimated useful lives. However, certain networks also utilize a straight-line method of amortization over the estimated useful lives of the content. Content is amortized primarily over periods of three to four years. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each season in the arrangement. Content assets are reviewed for impairment when impairment indicators are present, such as low viewership or limited expected use. Impairment losses are recorded for content asset carrying value in excess of net realizable value.
REVENUES
We generate revenues principally from fees charged to operators who distribute our network content, which primarily include cable, DTH satellite, telecommunication and digital service providers and advertising sold on our networks and websites. Other transactions include curriculum-based products and services, affiliate and advertising sales representation services, production of content, content licenses and the licensing of our brands for consumer products. During 2015, distribution, advertising and other revenues were 48%, 47% and 5%, respectively, of consolidated revenues. No individual customer represented more than 10% of our total consolidated revenues for 2015, 2014 or 2013.
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
In the U.S., approximately 95% of distribution revenues come from the top 10 distributors, with whom we have agreements that expire at various times from 2016 through 2021. Outside of the U.S., approximately 45% of distribution revenue comes from the top 10 distributors. Distribution fees are typically collected ratably throughout the year. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others operate in the analog environment with varying degrees of investment from distributors in expanding channel capacity or converting to digital.
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
In the U.S., we sell advertising time in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season and by purchasing in advance often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Outside the U.S., advertisers typically buy advertising closer to the time when the commercials will be run. In developing pay television markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay television. In mature markets, such as the U.S. and Western Europe, high proportions of market penetration and distribution are unlikely to drive rapid revenue growth. Instead, growth in advertising sales comes from increasing viewership and pricing and launching new services, either in pay-TV, broadcast, or free-to-air television environments.
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
COMPETITION
Providing television content across various distribution platforms is a highly competitive business worldwide. We experience competition for the development and acquisition of content, distribution of our content, sale of commercial time on our networks and viewership. Our networks compete with other production studios, other television networks, and the internet for the acquisition of content and creative talent such as writers, producers and directors. Our ability to produce and acquire popular content is an important competitive factor for the distribution of our networks, attracting viewers and the sale of advertising. Our success in securing popular content and creative talent depends on various factors such as the number of competitors providing content that targets the same genre and audience, the distribution of our networks, viewership, and the production, marketing and advertising support we provide.
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
EMPLOYEES
As of December 31, 2015, we had approximately 7,000 employees, including full-time and part-time employees of our wholly owned subsidiaries and consolidated ventures.
AVAILABLE INFORMATION
All of our filings with the U.S. Securities and Exchange Commission (the “SEC”), including reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to such filings are available free of charge at the investor relations section of our website, www.discoverycommunications.com, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our annual report, corporate governance guidelines, code of business ethics, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are also available on our website. In addition, we will provide a printed copy of any of these documents, free of charge, upon written request to: Investor Relations, Discovery Communications, Inc., 850 Third Avenue, 8th Floor, New York, NY 10022-7225. Additionally, the SEC maintains a website at http://www.sec.gov that contains quarterly, annual and current reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. The public may also read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
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
Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. In the U.S., approximately 95% of our distribution revenues come from the top 10 distributors. We currently have agreements in place with the major U.S. cable and satellite operators which expire at various times through 2021. Some of our largest distributors are combining and have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. In addition, many of the countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could reduce the number of distributors to carry our programming, subject our affiliate fee revenue to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators which could have an adverse effect on our financial condition or results of operations.
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

Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors and from connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Digital downloads, rights lockers, rentals and subscription services are competing for consumer preferences with each other and with traditional physical distribution of DVDs and Blu-ray discs. Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.
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
Our on-line, mobile and app offerings, as well as our internal systems, involve the storage and transmission of proprietary information, and we and our partners rely on various technology systems in connection with the production and distribution of our programming. Our systems may be breached due to employee error, computer malware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our proprietary information, which may include user data, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have an adverse effect on our business.
Our businesses operate in highly competitive industries.
The entertainment and media programming industries in which we operate are highly competitive. We compete with other programming networks for distribution, viewers and advertising. We also compete for viewers with other forms of media entertainment, such as home video, movies, periodicals, on-line and mobile activities. In particular, websites and search engines have seen significant advertising growth, a portion of which is derived from traditional cable network and satellite advertisers. Businesses, including ours, that offer multiple services, or that may be vertically integrated and offer both video distribution and programming content, may face closer regulatory review from the competition authorities in the countries in which we currently have operations. If our distributors have to pay higher rates to holders of sports broadcasting rights, it might be difficult for us to negotiate higher rates for distribution of our networks. Our on-line businesses compete for users and advertising in the broad and diverse market of free and subscription Internet-delivered services. Our commerce business competes against a wide range of competitive retailers selling similar products. Our curriculum-based video business and digital textbook business compete with other providers of education products to schools. The ability for our businesses to compete successfully depends on a number of factors, including our ability to consistently supply high quality and popular content, access our niche viewership with appealing category-specific content, adapt to new technologies and distribution platforms and achieve widespread distribution. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our business, financial condition or results of operations.

Failure to renew, renewal with less favorable terms, or termination of our affiliation agreements may cause a decline in our revenue.
Because our networks are licensed on a wholesale basis to distributors, such as cable and satellite operators, which in turn distribute them to consumers, we are dependent upon the maintenance of affiliation agreements with these operators. These affiliation agreements generally provide for the level of carriage our networks will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages) and for payment of a license fee to us based on the number of subscribers that receive our networks. While the number of subscribers associated with our networks impacts our ability to generate advertising revenue, these per subscriber payments also represent a significant portion of our revenue. Our affiliation agreements generally have a limited term which varies by market and distributor, and there can be no assurance that these affiliation agreements will be renewed in the future, or renewed on terms that are favorable to us. A reduction in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage for our networks, could adversely affect our distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programs thereby adversely affecting our advertising revenue. In addition, our affiliation agreements are complex and individually negotiated. If we were to disagree with one of our counterparties on the interpretation of an affiliation agreement, our relationship with that counterparty could be damaged and our business could be negatively affected.
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
Decreases in consumer discretionary spending in the U.S. and other countries where our networks are distributed may affect cable television and other video service subscriptions, in particular with respect to digital service tiers on which certain of our programming networks are carried. This could lead to a decrease in the number of subscribers receiving our programming from multi-channel video programming distributors, which could have a negative impact on our viewing subscribers and affiliation fee revenues. Similarly, a decrease in viewing subscribers would also have a negative impact on the number of viewers actually watching the programs on our programming networks, which could also impact the rates we are able to charge advertisers.
Economic conditions affect a number of aspects of our businesses worldwide and impact the businesses of our partners who purchase advertising on our networks and might reduce their spending on advertising. Economic conditions can also negatively affect the ability of those with whom we do business to satisfy their obligations to us. The general worsening of current global economic conditions could adversely affect our business, financial condition or results of operations, and the worsening of economic conditions in certain parts of the world, specifically, could impact the expansion and success of our businesses in such areas.
Domestic and foreign laws and regulations could adversely impact our operation results.
Programming services like ours, and the distributors of our services, including cable operators, satellite operators and other multi-channel video programming distributors, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments, in ways that affect the daily conduct of our video content business. See the discussion under “Business – Regulatory Matters” above. The U.S. Congress, the FCC and the courts currently have under consideration, and may adopt or interpret in the future, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our U.S. media properties or modify the terms under which we offer our services and operate. For example, any changes to the laws and regulations that govern the services or signals that are carried by cable television operators or our other distributors may result in less capacity for other content services, such as our networks, which could adversely affect our revenue.
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
We have significant operations in a number of foreign jurisdictions and certain of our operations are conducted and certain of our debt obligations are denominated in foreign currencies. As a result, there is exposure to foreign currency risk as the Company enters into transactions and makes investments denominated in multiple currencies. The value of these currencies fluctuates relative to the U.S. dollar. Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues and expenses of our operations outside of the U.S. from local currencies into U.S. dollars using exchange rates for the current period. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. This increased exposure could have an adverse effect on our reported results of operations and net asset balances. There is no assurance that downward trending currencies will rebound or that stable currencies will remain unchanged in any period or for any specific market.
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
As of December 31, 2015, we had approximately $7.7 billion of consolidated debt, including capital leases. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts associated with our indebtedness. In addition, we have the ability to draw down our revolving credit facility in the ordinary course, which would have the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.
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

We have directors in common with those of Liberty Media Corporation (“Liberty Media”), Liberty Global plc (“Liberty Global”), Liberty Interactive Corporation (“Liberty Interactive”) and Liberty Broadband Corporation ("Liberty Broadband"), which may result in the diversion of business opportunities or other potential conflicts.
Liberty Media, Liberty Global, Liberty Interactive and Liberty Broadband (together, the "Liberty Entities") own interests in various U.S. and international companies that have subsidiaries that own or operate domestic or foreign content services that may compete with the content services we offer. We have no rights in respect of U.S. or international content opportunities developed by or presented to the subsidiaries of any Liberty Entities, and the pursuit of these opportunities by such subsidiaries may adversely affect our interests and those of our stockholders. Because we and the Liberty Entities have overlapping directors, the pursuit of business opportunities may serve to intensify the conflicts of interest or appearance of conflicts of interest faced by the respective management teams. Our charter provides that none of our directors or officers will be liable to us or any of our subsidiaries for breach of any fiduciary duty by reason of the fact that such individual directs a corporate opportunity to another person or entity (including any Liberty Entities), for which such individual serves as a director or officer, or does not refer or communicate information regarding such corporate opportunity to us or any of our subsidiaries, unless (x) such opportunity was expressly offered to such individual solely in his or her capacity as a director or officer of us or any of our subsidiaries and (y) such opportunity relates to a line of business in which we or any of our subsidiaries is then directly engaged.
We have directors that are also related persons of Advance/Newhouse Programming Partnership ("Advance/Newhouse") and that overlap with those of the Liberty Entities, which may lead to conflicting interests for those tasked with the fiduciary duties of our board.
Our ten-person board of directors includes three designees of Advance/Newhouse, including Robert J. Miron, who was the Chairman of Advance/Newhouse until December 31, 2010, and Steven A. Miron, the Chief Executive Officer of Advance/Newhouse. In addition, our board of directors includes two persons who are currently members of the board of directors of Liberty Media, three persons who are currently members of the board of directors of Liberty Global, two persons who are currently members of the board of directors of Liberty Interactive and two persons who are currently members of the board of directors of Liberty Broadband. John C. Malone is the Chairman of the boards of all of the Liberty Entities. The parent company of Advance/Newhouse and the Liberty entities own interests in a range of media, communications and entertainment businesses.
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
None of the Liberty Entities own any interest in us. Mr. Malone beneficially owns stock of Liberty Media representing approximately 47% of the aggregate voting power of its outstanding stock, owns shares representing approximately 25% of the aggregate voting power of Liberty Global, shares representing approximately 36% of the aggregate voting power of Liberty Interactive, shares representing approximately 46% of the aggregate voting power of Liberty Broadband and shares representing approximately 21% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Mr. Malone controls approximately 29% of our aggregate voting power relating to the election of our seven common stock directors, assuming that the preferred stock owned by Advance/Newhouse has not been converted into shares of our common stock. Our directors who are also directors of the Liberty Entities own stock and stock incentives of the Liberty Entities and own our stock and stock incentives.
These ownership interests and/or business positions could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us, Advance/Newhouse and/or the Liberty Entities. For example, there may be the potential for a conflict of interest when we, on the one hand, or Advance/Newhouse and/or one or more of the Liberty Entities, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for the other.
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
For corporate matters other than the election of directors, Mr. Malone and Advance/Newhouse each beneficially own shares of our stock representing approximately 21% and 25%, respectively, of the aggregate voting power represented by our outstanding stock. With respect to the election of directors, Mr. Malone controls approximately 29% of the aggregate voting power relating to the election of the seven common stock directors (assuming that the convertible preferred stock owned by Advance/Newhouse (the “A/N Preferred Stock”) has not been converted into shares of our common stock). The A/N Preferred Stock carries with it the right to designate three preferred stock directors to our board (subject to certain conditions), but does not carry voting rights with respect to the election of the seven common stock directors. Also, under the terms of the A/N Preferred Stock, Advance/Newhouse has special voting rights as to certain enumerated matters, including material amendments to the restated charter and bylaws, fundamental changes in our business, mergers and other business combinations, certain acquisitions and dispositions and future issuances of capital stock. Although there is no stockholder agreement, voting agreement or any similar arrangement between Mr. Malone and Advance/Newhouse, by virtue of their respective holdings, Mr. Malone and Advance/Newhouse each have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
We own and lease approximately 2 million square feet of building space for the conduct of our businesses at 83 locations throughout the world. In the U.S. alone, we own and lease approximately 597,000 and 610,000 square feet of building space, respectively, at 15 locations. Principal locations in the U.S. include: (i) our world headquarters located at One Discovery Place, Silver Spring, Maryland, where approximately 543,000 square feet is used for certain executive and corporate offices and general office space by our U.S. Networks and Education and Other segments, (ii) general office space at 850 Third Avenue, New York, New York, where approximately 189,000 square feet is primarily used for sales by our U.S. Networks segment and certain executive offices, (iii) general office space and a production and post-production facility located at 8045 Kennett Street, Silver Spring, Maryland, where approximately 149,000 square feet is primarily used by our U.S. Networks segment, (iv) general office space located at 10100 Santa Monica Boulevard, Los Angeles, California, where approximately 64,000 square feet is primarily used by our U.S. Networks segment, (v) general office space at 6505 Blue Lagoon Drive, Miami, Florida, where approximately 91,000 square feet is primarily used by our International Networks segment, and (vi) an origination facility at 45580 Terminal Drive, Sterling, Virginia, where approximately 54,000 square feet of space is used to manage the distribution of domestic network television content by our U.S. Networks segment.
We also lease over 827,000 square feet of building space at 68 locations outside of the U.S., including the U.K., France, Denmark, Italy, Singapore & Poland.  Included in the non-US office figures are approximately 169,000 square feet of building space used for office, production and post-production for Eurosport.
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

Executive Officers of Discovery Communications, Inc.
Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report. The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of February 18, 2016.

Name	Position

David M. Zaslav Born January 15, 1960
President, Chief Executive Officer and a common stock director. Mr. Zaslav has served as our President and Chief Executive Officer since January 2007. Mr. Zaslav served as President, Cable & Domestic Television and New Media Distribution of NBC Universal, Inc. ("NBC"), a media and entertainment company, from May 2006 to December 2006. Mr. Zaslav served as Executive Vice President of NBC, and President of NBC Cable, a division of NBC, from October 1999 to May 2006. Mr. Zaslav is a member of the board of Sirius XM Radio Inc., Grupo Televisa S.A.B and LionsGate Entertainment Corp.

Andrew Warren Born September 8, 1966
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

Adria Alpert Romm Born March 2, 1955
Chief Human Resources and Global Diversity Officer. Ms. Romm has served as our Chief Human Resources and Global Diversity Officer since March 2014. Prior to that, Ms. Romm has served as our Senior Executive Vice President of Human Resources from March 2007 to February 2014. Ms. Romm served as Senior Vice President of Human Resources of NBC from 2004 to 2007. Prior to 2004, Ms. Romm served as a Vice President in Human Resources for the NBC TV network and NBC staff functions.

Bruce L. Campbell Born November 26, 1967
Chief Development, Distribution & Legal Officer. Mr. Campbell became our Chief Distribution Officer in October 2015, Chief Development Officer in August 2010 and our General Counsel in December 2010. Mr. Campbell served as Digital Media Officer from August 2014 through October 2015. Prior to that, Mr. Campbell served as our President, Digital Media & Corporate Development from March 2007 through August 2010. Mr. Campbell also served as our corporate secretary from December 2010 to February 2012. Mr. Campbell served as Executive Vice President, Business Development of NBC from December 2005 to March 2007, and Senior Vice President, Business Development of NBC from January 2003 to November 2005.

Paul Guagliardo "Guyardo" Born October 29, 1961
Chief Commercial Officer. Mr. Guagliardo has served as our Chief Commercial Officer since September 2015. Prior to that, Mr. Guagliardo served as the Executive Vice President, Chief Revenue and Marketing Officer for DIRECTV from October 2005 to August 2015. Mr. Guagliardo is a member of the board of Nutrisystem, Inc., a provider of weight management products and services, and serves on the compensation and corporate governance committees.

David Leavy Born December 24, 1969
Chief Communications Officer and Senior Executive Vice President, Corporate Marketing and Business Operations. Mr. Leavy became Chief Communications Officer and Senior Executive Vice President, Corporate Marketing and Business Operations in August 2015. Prior to that, Mr. Leavy served as our Chief Communications Officer and Senior Executive Vice President, Corporate Marketing and Affairs from December 2011 to August 2015. Prior to that, Mr. Leavy served as our Executive Vice President, Communications and Corporate Affairs and has served in a number of other roles at Discovery since joining in March 2000.

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

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Series A common stock, Series B common stock and Series C common stock are listed and traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbols “DISCA,” “DISCB” and “DISCK,” respectively. The following table sets forth, for the periods indicated, the range of high and low sales prices per share of our Series A common stock, Series B common stock and Series C common stock as reported on Yahoo! Finance (finance.yahoo.com).

	Series A Common Stock		Series B Common Stock		Series C Common Stock
	High	Low	High	Low	High	Low
2015
Fourth quarter	$31.14	$25.36	$31.16	$25.40	$29.58	$23.83
Third quarter	$34.80	$25.82	$34.26	$26.04	$32.68	$24.21
Second quarter	$34.45	$30.78	$34.04	$31.39	$32.17	$28.53
First quarter	$34.48	$28.99	$36.10	$28.08	$33.44	$27.88
2014
Fourth quarter	$37.24	$31.86	$39.00	$34.12	$37.05	$31.38
Third quarter	$44.83	$37.71	$46.92	$37.92	$43.61	$37.19
Second quarter	$43.03	$36.96	$42.91	$37.26	$39.41	$33.47
First quarter	$45.53	$39.50	$46.03	$40.65	$41.26	$35.88
As of February 12, 2016, there were approximately 1,505, 92 and 1,636 record holders of our Series A common stock, Series B common stock and Series C common stock, respectively. These amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder.
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
Purchases of Equity Securities
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended December 31, 2015 (in millions, except per share amounts).

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
October 2015	—	$—	—	$2,416
November 2015	5.6	$28.75	5.6	$2,256
December 2015	7.8	$27.44	7.8	$2,041
Total	13.4		13.4	$2,041

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

(b)As of December 31, 2015, the total amount authorized under the stock repurchase program was $7.5 billion, and we had remaining authorization of approximately $2.0 billion for future repurchases under our common stock repurchase program, of which $41 million that was scheduled to expire on February 3, 2016 was fully utilized for stock repurchases in 2016 and $2.0 billion that will expire on October 8, 2017. Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. The Company first announced its stock repurchase program on August 3, 2010.
Stock Performance Graph
The following graph sets forth the cumulative total shareholder return on our Series A common stock, Series B common stock and Series C common stock as compared with the cumulative total return of the companies listed in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group of companies comprised of CBS Corporation Class B common stock, Scripps Network Interactive, Inc., Time Warner, Inc., Twenty-First Century Fox, Inc. Class A common stock (News Corporation Class A Common Stock prior to June 2013), Viacom, Inc. Class B common stock and The Walt Disney Company. The graph assumes $100 originally invested on December 31, 2010 in each of our Series A common stock, Series B common stock and Series C common stock, the S&P 500 Index, and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2011, 2012, 2013, 2014 and 2015.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
DISCA
DISCB
DISCK
S&P 500
Peer Group

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
DISCA	$100.00	$98.25	$152.23	$216.83	$165.23	$127.96
DISCB	$100.00	$96.27	$144.79	$209.24	$168.50	$123.03
DISCK	$100.00	$102.75	$159.44	$228.56	$183.81	$137.48
S&P 500	$100.00	$100.00	$113.40	$146.97	$163.71	$162.52
Peer Group	$100.00	$114.09	$154.41	$254.63	$286.16	$265.61
Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

ITEM 6. Selected Financial Data.
The table set forth below presents our selected financial information for each of the past five years (in millions, except per share amounts). The selected statement of operations information for each of the three years ended December 31, 2015 and the selected balance sheet information as of December 31, 2015 and 2014 have been derived from and should be read in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” and other financial information included elsewhere in this Annual Report on Form 10-K. The selected statement of operations information for each of the two years ended December 31, 2012 and 2011 and the selected balance sheet information as of December 31, 2013, 2012 and 2011 have been derived from financial statements not included in this Annual Report on Form 10-K.

	2015	2014	2013	2012	2011
Selected Statement of Operations Information:
Revenues	$6,394	$6,265	$5,535	$4,487	$4,168
Operating income	1,985	2,061	1,975	1,859	1,815
Income from continuing operations, net of taxes	1,048	1,137	1,077	956	1,136
(Loss) income from discontinued operations, net of taxes	—	—	—	(11)	(3)
Net income	1,048	1,137	1,077	945	1,133
Net income available to Discovery Communications, Inc.	1,034	1,139	1,075	943	1,132
Basic earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Continuing operations	$1.59	$1.67	$1.50	$1.27	$1.42
Discontinued operations	—	—	—	(0.01)	—
Net income	1.59	1.67	1.50	1.25	1.41
Diluted earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Continuing operations	$1.58	$1.66	$1.49	$1.26	$1.40
Discontinued operations	—	—	—	(0.01)	—
Net income	1.58	1.66	1.49	1.24	1.40
Weighted average shares outstanding:
Basic	432	454	484	498	547
Diluted	656	687	722	759	810
Selected Balance Sheet Information:
Cash and cash equivalents	$390	$367	$408	$1,201	$1,048
Total assets	15,864	15,970	14,934	12,892	11,881
Long-term debt:
Current portion	119	1,107	17	31	26
Long-term portion	7,616	6,002	6,437	5,174	4,187
Total liabilities	10,172	9,619	8,701	6,599	5,362
Redeemable noncontrolling interests	241	747	36	—	—
Equity attributable to Discovery Communications, Inc.	5,451	5,602	6,196	6,291	6,517
Total equity	$5,451	$5,604	$6,197	$6,293	$6,519

•	Income per share amounts may not sum since each is calculated independently.

•
On May 30, 2014, the Company acquired a controlling interest in Eurosport International by increasing Discovery’s ownership stake from 20% to 51%. As a result, as of that date, the accounting for Eurosport was changed from an equity method investment to a consolidated subsidiary. On March 31, 2015 the Company acquired a controlling interest in Eurosport France increasing Discovery's ownership stake by 31% upon the resolution of certain regulatory matters and began accounting for Eurosport France as a consolidated subsidiary. On October 1, 2015, the Company acquired the remaining 49% of Eurosport for €491 million ($548 million) upon TF1's exercise of its right to put. (See Note 11 to the accompanying consolidated financial statements.)

•
On April 9, 2013, we acquired the television and radio operations of SBS Nordic. The acquisition has been included in our operating results since the acquisition date. The radio operations of SBS Nordic were subsequently sold on June 30, 2015. (See Note 3 to the accompanying consolidated financial statements.)

•
Balance sheet amounts for prior years have been adjusted to reclassify debt issuance costs from other noncurrent assets to noncurrent portion of debt in accordance with ASU 2015-03. Amounts reclassified were $44 million, $45 million, $38 million and $32 million for 2014, 2013, 2012 and 2011, respectively.

•
On September 23, 2014, we acquired an additional 10% ownership interest in Discovery Family. The purchase increased our ownership interest from 50% to 60%. As a result, the accounting for Discovery Family was changed from an equity method investment to a consolidated subsidiary. (See Note 3 to the accompanying consolidated financial statements.)

•	On September 17, 2012, we sold our postproduction audio business, the results of operations of which have been reclassified to discontinued operations for all periods presented.

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
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, free-to-air and broadcast television, websites, digital distribution arrangements and content licensing agreements. Our portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery and Velocity (known as Turbo outside of the U.S.). In 2014, we took a controlling interest in Eurosport, a leading sports entertainment pay-TV programmer across Europe and Asia and in 2015, we acquired an additional 49% of and now own 100% of Eurosport. We also develop and sell curriculum-based education products and services and operate production studios.
Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales and create or reposition branded channels and businesses that can sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, web-native networks, on-line streaming, mobile devices, VOD and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, DTHsatellite operators, telecommunication service providers, and other content distributors, that deliver our content to their customers.
Our content spans genres including survival, exploration, sports, lifestyle, general entertainment, heroes, adventure, crime and investigation, health and kids. We have an extensive library of content and own rights to much of our content and footage, which enables us to exploit our library to launch brands and services into new markets quickly. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. Substantially all of our content is produced in HD format.
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and websites, and International Networks, consisting primarily of international television networks and websites; and two combined operating segments referred to as Education and Other, consisting principally of curriculum-based product and service offerings and production studios. For further discussion of our Company, segments in which we do business, and our content development activities and revenues, see our business overview set forth in Item 1, "Business" in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS – 2015 vs. 2014
Items Impacting Comparability
Newly Acquired Businesses
On May 30, 2014, we acquired a controlling interest in Eurosport International. On March 31, 2015, we acquired a controlling interest in Eurosport France and integrated the business into Eurosport International, collectively referred to as Eurosport. (See Note 3 to the accompanying consolidated financial statements.) We included the operations of Eurosport International and Eurosport France in our consolidated financial statements as of their respective acquisition dates. As a result, Eurosport has impacted the comparability of our results of operations between 2015 and 2014. Accordingly, to assist the reader in understanding the changes in our results of operations, the results of operations for the years ended December 31, 2015 and 2014 excluding Eurosport are presented in the tables below (in millions). The results of operations for Eurosport do not reflect the synergies from increased pan-European market penetration, which are reflected in the total Company excluding Eurosport amounts. Adjustments for Discovery Family, which was acquired on September 23, 2014, the Company's radio business in Northern Europe, which was disposed of on June 30, 2015, and other less significant acquisitions made during 2015 and 2014, were not made in the comparability tables as their results did not materially impact the comparability of operations, except as otherwise noted within this Item. Adjusted OIBDA is defined and a reconciliation to operating income is presented below in "Segment Results of Operations – 2015 vs. 2014."

Consolidated	Year Ended December 31,
	2015			2014
	Total Company As Reported	Eurosport	Total Company Ex- Eurosport	Total Company As Reported	Eurosport	Total Company Ex- Eurosport	% Change Ex-Eurosport
Revenues:
Distribution	$3,068	$354	$2,714	$2,842	$198	$2,644	3%
Advertising	3,004	98	2,906	3,089	69	3,020	(4)%
Other	322	55	267	334	63	271	(1)%
Total Revenues	$6,394	$507	$5,887	$6,265	$330	$5,935	(1)%

Adjusted OIBDA	$2,398	$37	$2,361	$2,491	$68	$2,423	(3)%

International Networks	Year Ended December 31,
	2015			2014
	International Networks As Reported	Eurosport	International Networks Ex- Eurosport	International Networks As Reported	Eurosport	International Networks Ex- Eurosport	% Change Ex-Eurosport
Revenues:
Distribution	$1,637	$354	$1,283	$1,553	$198	$1,355	(5)%
Advertising	1,353	98	1,255	1,483	69	1,414	(11)%
Other	102	55	47	121	63	58	(19)%
Total Revenues	$3,092	$507	$2,585	$3,157	$330	$2,827	(9)%

Adjusted OIBDA	$961	$37	$924	$1,124	$68	$1,056	(13)%

Consolidated Results of Operations – 2015 vs. 2014
Our consolidated results of operations for 2015 and 2014 were as follows (in millions).

	Year Ended December 31,
	2015	2014	% Change
Revenues:
Distribution	$3,068	$2,842	8%
Advertising	3,004	3,089	(3)%
Other	322	334	(4)%
Total revenues	6,394	6,265	2%
Costs of revenues, excluding depreciation and amortization	2,343	2,124	10%
Selling, general and administrative	1,669	1,692	(1)%
Depreciation and amortization	330	329	—%
Restructuring and other charges	50	90	(44)%
Loss (gain) on disposition	17	(31)	NM
Total costs and expenses	4,409	4,204	5%
Operating income	1,985	2,061	(4)%
Interest expense	(330)	(328)	1%
Income from equity method investees, net	1	23	NM
Other expense, net	(97)	(9)	NM
Income before income taxes	1,559	1,747	(11)%
Income taxes	(511)	(610)	(16)%
Net income	1,048	1,137	(8)%
Net income attributable to noncontrolling interests	(1)	(2)	(50)%
Net (income) loss attributable to redeemable noncontrolling interests	(13)	4	NM
Net income available to Discovery Communications, Inc.	$1,034	$1,139	(9)%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport and the effect of the consolidation of Discovery Family, distribution revenue increased 7% as a result of increases of 7% at our U.S. Networks segment and 7% at our International Networks segment. For U.S. Networks, excluding the effect of the consolidation of Discovery Family, distribution revenue increased primarily due to annual contractual rate increases and, to a lesser extent, increases in digital distribution revenue, partially offset by slight declines in subscribers. The increase in our International Networks' distribution revenue, excluding the impact of foreign currency and the acquisition of Eurosport, was mostly due to increases in affiliate rates and subscribers, in equivalent amounts, in Latin America, and, a lesser extent, to increases in subscribers in CEEMEA and digital distribution revenue.

Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport, the effect of the consolidation of Discovery Family, and the disposition of the Company's radio business, advertising revenue increased 6%, primarily due to increases of 11% at our International Networks segment and, to a lesser extent, increases of 2% at our U.S. Networks segment. The increase at our International Networks segment was mostly driven by pricing and, to a lesser extent, ratings in Southern Europe and pricing, volume, and to a lesser extent, ratings in Latin America. Southern Europe and Latin America contributed to the increase in equivalent amounts. The increases were also, to a lesser extent, due to pricing in Northern Europe. These increases were partially offset by decreases due to changes in regulations involving advertising sales operations in Russia, as further described in Item 1, "Business" in this Annual Report on Form 10-K. U.S. Networks' advertising revenue increased due to increases in pricing, partially offset by lower audience delivery.
Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport, the effect of the consolidation of Discovery Family, and the disposition of the Company's radio business, other revenue increased 4%. This increase was primarily due to an increase at our Education and Other segments due to increased productions and, to a lesser extent, an increase at our International Networks segment as result of increased program sales. These increases were offset by a decrease at our U.S. Networks segment primarily due to the absence of representation service fees for Discovery Family, which have been eliminated since the Company began to consolidate Discovery Family.
Costs of Revenues
Excluding the impact of foreign currency fluctuations, the acquisitions of Eurosport, the effect of the consolidation of Discovery Family, and the disposition of the Company's radio business, costs of revenues increased 11% as result of increases of 12% at our International Networks segment and 7% at our U.S. Networks segment. The increases in costs of revenues were mostly due to our commitment to increased spending for content on our networks, which increased content amortization, and, to a lesser extent, increases in content impairments that were not included in restructuring and other charges. Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport and the effect of the consolidation of Discovery Family, content amortization was $1,458 million and $1,336 million for the years ended December 31, 2015 and December 31, 2014, respectively. Content amortization rates on our networks have been slightly accelerating.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport, the consolidation of Discovery Family, and the disposition of the Company's radio business, selling, general and administrative expenses increased 3% for the year ended December 31, 2015. The increase was primarily due to an increase in selling, general and administrative expense at our International Networks segment of 10% mostly due to increased personnel and associated support costs and, to a lesser extent, increased marketing costs. The increase was also, to a lesser extent, due to slight increases at our U.S. Network segment due to an increase in research and, to a lesser extent, marketing costs. These increases were partially offset by a decrease in our equity-based compensation expense.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Excluding the impact of foreign currency fluctuations, business combinations and dispositions, depreciation and amortization remained consistent for the year ended December 31, 2015.
Restructuring and Other Charges
Restructuring and other charges decreased $40 million. The decrease was primarily due to a decrease in content impairments resulting from the post-acquisition rebranding of The Hub Network to Discovery Family in 2014 (See Note 6 and Note 15 to the accompanying consolidated financial statements.)
Loss (Gain) on Disposition
Loss on dispositions comprised $12 million for the sale of the SBS Radio business and $5 million for the contribution of the Russian business to a joint venture for the year ended December 31, 2015. Gain on disposition comprised $31 million for the sale of HowStuffWorks for the year ended December 31, 2014. (See Note 3 to the accompanying consolidated financial statements.)

Interest Expense
Interest expense remained consistent for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Income from Equity Investees, Net
Income from our equity method investees declined $22 million, mostly due to losses at All3Media related to the amortization of intangible assets for the step up in the fair value of assets acquired from the investment following its acquisition on September 23, 2014, interest expense for the recapitalization of debt for the transaction and losses on derivative instruments. The decline was also, to a lesser extent, due to the change in accounting for Discovery Family from an equity method investment to a consolidated subsidiary, as well as decreased income at various other equity method investees.
Other Expense, Net
The table below presents the details of other expense, net (in millions).

	Year Ended December 31,
	2015	2014
Foreign currency losses, net	$(103)	$(22)
Gain on derivative instruments	5	1
Remeasurement gain on previously held equity interest	2	29
Other expense, net	(1)	(17)
Total other expense, net	$(97)	$(9)
Other expense, net increased $88 million in 2015. The increase was primarily due to foreign currency losses related to revaluation of our 1.90% euro-dominated senior notes due March 19, 2027, which expose Discovery to fluctuations in euro exchange rates, as well as the revaluation of monetary assets in Venezuela, due to changes in the bolivar exchange rate used to remeasure revenue and monetary asset balances (as further discussed in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in this Annual Report on Form 10-K). The increase was further attributable to a decrease in remeasurement gain related to the acquisition of a controlling interest in Eurosport on May 30, 2014 of $29 million, and Eurosport France on March 31, 2015 of $2 million (See Note 3 to the accompanying consolidated financial statements). These increases were slightly offset by the attribution expense related to the put right held by TF1, the holder of the remaining interests in Eurosport and Eurosport France, as a component of other expense, net in 2014, for which there is no similar expense in the 2015.
Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate.

	Year Ended December 31,
	2015	2014
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	2%	2%
Effect of foreign operations	1%	2%
Domestic production activity deductions	(3)%	(3)%
Change in uncertain tax positions	(1)%	(1)%
Other, net	(1)%	—%
Effective income tax rate	33%	35%
Income tax expense was $511 million and $610 million and the effective tax rate was 33% and 35% for 2015 and 2014, respectively. The net 2% decrease in the effective tax rate was attributable to a decrease in unrecognized tax benefits as a result of multiple audit resolutions and the lapse of the statute of limitations in foreign and domestic jurisdictions, favorable impact to deferred taxes due to various enacted foreign legislative changes and the allocation and taxation of income among multiple foreign and domestic jurisdictions.

Segment Results of Operations – 2015 vs. 2014
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
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2015	2014	% Change
Revenue:
U.S. Networks	$3,131	$2,950	6%
International Networks	3,092	3,157	(2)%
Education and Other	173	160	8%
Corporate and inter-segment eliminations	(2)	(2)	—%
Total revenue	6,394	6,265	2%
Costs of revenues, excluding depreciation and amortization	(2,343)	(2,124)	10%
Selling, general and administrative(a)	(1,669)	(1,661)	—%
Add: Amortization of deferred launch incentives(b)	16	11	45%
Adjusted OIBDA	$2,398	$2,491	(4)%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring and other charges, and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives is included as a reduction of distribution revenue for reporting in accordance with GAAP but is excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Year Ended December 31,
	2015	2014	% Change
Adjusted OIBDA:
U.S. Networks	$1,774	$1,680	6%
International Networks	961	1,124	(15)%
Education and Other	(2)	6	NM
Corporate and inter-segment eliminations	(335)	(319)	5%
Total Adjusted OIBDA	2,398	2,491	(4)%
Amortization of deferred launch incentives	(16)	(11)	45%
Mark-to-market equity-based compensation	—	(31)	(100)%
Depreciation and amortization	(330)	(329)	—%
Restructuring and other charges	(50)	(90)	(44)%
(Loss) gain on disposition	(17)	31	NM
Operating income	$1,985	$2,061	(4)%
U.S. Networks
The table below presents, for our U.S. Networks operating segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2015	2014	% Change
Revenues:
Distribution	$1,431	$1,289	11%
Advertising	1,650	1,605	3%
Other	50	56	(11)%
Total revenues	3,131	2,950	6%
Costs of revenues, excluding depreciation and amortization	(892)	(815)	9%
Selling, general and administrative	(465)	(455)	2%
Adjusted OIBDA	1,774	1,680	6%
Depreciation and amortization	(29)	(17)	71%
Restructuring and other charges	(33)	(61)	(46)%
Gain on dispositions	—	31	(100)%
Inter-segment eliminations	(8)	(7)	14%
Operating income	$1,704	$1,626	5%
Revenues
Distribution revenue increased 11%. Excluding the effect of the consolidation of Discovery Family, distribution revenue increased 7% primarily due to contractual rate increases and, to a lesser extent, increases in digital distribution revenue, partially offset by slight declines in subscribers.
Advertising revenue increased 3%. Excluding the effect of the consolidation of Discovery Family, advertising revenue increased 2% as increases in pricing were partially offset by lower audience delivery.
Other revenue decreased 11%. Excluding the effect of the consolidation of Discovery Family, other revenue decreased 24% primarily due to the absence of representation service fees for Discovery Family, which have been eliminated since the Company began to consolidate Discovery Family. When Discovery Family was an equity method investment, these fees were not eliminated but disclosed as related party transactions in Note 19 to the accompanying consolidated financial statements.

Costs of Revenues
Costs of revenues increased 9%. Excluding the effect of the consolidation of Discovery Family, costs of revenues increased 7%. The increase was primarily attributable to our commitment to increased spending for content on our networks which increased content amortization, and, to a lesser extent, increases in content impairments that were not included in restructuring and other charges. Excluding the effect of the consolidation of Discovery Family, content amortization was $719 million and $672 million for 2015 and 2014, respectively. Content amortization rates on our networks have been slightly accelerating.
Selling, General and Administrative
Selling, general and administrative expenses increased 2%. Excluding the effect of the consolidation of Discovery Family, selling, general and administrative expenses increased slightly due to increases in research and, to a lesser extent, marketing costs.
Adjusted OIBDA
Adjusted OIBDA increased 6%. Excluding the effect of the consolidation of Discovery Family, Adjusted OIBDA increased 3% primarily driven by increases in distribution and advertising revenue, partially offset by increases in content amortization.
International Networks
The following table presents, for our International Networks operating segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions). In addition, see the International Networks' table in "Results of Operations – 2015 vs. 2014 -- Items Impacting Comparability" for more information on Eurosport.

	Year Ended December 31,
	2015		2014	% Change
Revenues:
Distribution	$1,637		$1,553	5%
Advertising	1,353		1,483	(9)%
Other	102		121	(16)%
Total revenues	3,092		3,157	(2)%
Costs of revenues, excluding depreciation and amortization	(1,375)		(1,250)	10%
Selling, general and administrative	(772)		(794)	(3)%
Add: Amortization of deferred launch incentives	16		11	45%
Adjusted OIBDA	961		1,124	(15)%
Amortization of deferred launch incentives	(16)		(11)	45%
Depreciation and amortization	(235)		(247)	(5)%
Restructuring and other charges	(14)		(24)	(42)%
Loss on disposition	(17)	—	—	NM
Inter-segment eliminations	(3)		(2)	50%
Operating income	$676		$840	(20)%
Revenues
Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport, distribution revenue increased 7%. The increase was mostly due to increases in affiliate rates and subscribers, in equivalent amounts, in Latin America and, to a lesser extent, increases in subscribers in CEEMEA and digital distribution revenue. Such growth is consistent with the continued development of the pay-TV markets in those regions.
Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport, and the disposition of the Company's radio business, advertising revenue increased 11%. The increase was mostly driven by pricing and, to a lesser extent, ratings in Southern Europe and pricing, volume and, to a lesser extent, ratings in Latin America. Southern Europe and Latin America contributed to the increase in equivalent amounts. The increases were also, to a lesser extent, due to pricing in Northern Europe. These increases were partially offset by decreases due to changes in regulations involving advertising sales operations in Russia as further described in Item 1, "Business" in this Annual Report on Form 10-K.

Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport, and the disposition of the Company's radio business, other revenue increased 13% mostly as result of increased program sales.
Costs of Revenues
Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport, and the disposition of the Company's radio business, costs of revenues increased 12%. The increase was mostly attributable to our commitment to increased spending on content on our networks, thereby increasing content amortization, and, to a lesser extent, increases in content impairments that were not included in restructuring and other charges. Excluding the impact of foreign currency fluctuations and Eurosport, content amortization was $730 million and $658 million for 2015 and 2014, respectively. Content amortization rates on our networks have been slightly accelerating.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport, and the disposition of the Company's radio business, selling, general and administrative expenses increased 10%. The increase was mostly due to increased personnel and associated support costs and, to a lesser extent, increased marketing costs.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport, and the disposition of the Company's radio business, Adjusted OIBDA increased 5%. The increase was mostly due to an increase in advertising and distribution revenue, partially offset by higher content expense and, to a lesser extent, higher selling, general, and administrative costs.
Education and Other
The following table presents our Education and Other segments revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2015	2014	% Change
Revenues	$173	$160	8%
Costs of revenues, excluding depreciation and amortization	(75)	(59)	27%
Selling, general and administrative	(100)	(95)	5%
Adjusted OIBDA	(2)	6	(133)%
Depreciation and amortization	(7)	(7)	—%
Restructuring and other charges	(2)	(3)	(33)%
Inter-segment eliminations	11	9	22%
Operating income	$—	$5	(100)%
Adjusted OIBDA decreased $8 million. The decrease was primarily due to activities associated with Education's digital textbooks partially offset by increases in production revenue.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including revenue, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,
	2015	2014	% Change
Revenues	$(2)	$(2)	—%
Costs of revenues, excluding depreciation and amortization	(1)	—	NM
Selling, general and administrative	(332)	(317)	5%
Adjusted OIBDA	(335)	(319)	5%
Mark-to-market equity-based compensation	—	(31)	(100)%
Depreciation and amortization	(59)	(58)	2%
Restructuring and other charges	(1)	(2)	(50)%
Operating loss	$(395)	$(410)	(4)%

Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA decreased 5%, mostly attributable to higher personnel costs and, to a lesser extent, fees related to investments and other matters, partially offset by a decrease in equity-based compensation expense for equity-settled awards such as stock options and PRSUs that are recorded at fair value at grant date and amortized over the vesting period without mark-to-market adjustments.
The decrease in mark-to-market equity-based compensation expense was primarily attributable to a decrease in Discovery's stock price compared to 2014. Changes in stock price are a key driver of fair value estimates used in the attribution of expense for SARs and unit awards. (See Note 13 to the accompanying consolidated financial statements.)

RESULTS OF OPERATIONS – 2014 vs. 2013
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

Consolidated Results of Operations – 2014 vs. 2013
Our consolidated results of operations for 2014 and 2013 were as follows (in millions). The discussion of our results that follows reflects our management reporting structure for International Networks prior to January 1, 2015. Effective January 1, 2015, we realigned our International Networks management reporting structure into the following regions: Northern Europe, which includes primarily the Nordic countries, which we refer to as the Nordics, and U.K.; Southern Europe, which primarily includes Italy and Spain; Central and Eastern Europe, the Middle East, and Africa (“CEEMEA”), which has been expanded to include Germany; Latin America; Asia-Pacific; and Eurosport. Previously, International Networks’ regional operations reporting structure was segregated into the following regions: Western Europe, which included the U.K. and western European countries; Nordics; CEEMEA; Latin America; Asia-Pacific; and Eurosport. This realignment did not impact our consolidated financial statements other than to change the regions in which we describe our operating results for the International Networks segment from January 1, 2015.

	Year Ended December 31,
	2014	2013	% Change
Revenues:
Distribution	$2,842	$2,536	12%
Advertising	3,089	2,739	13%
Other	334	260	28%
Total revenues	6,265	5,535	13%
Costs of revenues, excluding depreciation and amortization	2,124	1,689	26%
Selling, general and administrative	1,692	1,598	6%
Depreciation and amortization	329	276	19%
Restructuring and other charges	90	16	NM
Gain on disposition	(31)	(19)	63%
Total costs and expenses	4,204	3,560	18%
Operating income	2,061	1,975	4%
Interest expense	(328)	(306)	7%
Income from equity method investees, net	23	18	28%
Other income (expense), net	(9)	49	NM
Income before income taxes	1,747	1,736	1%
Income taxes	(610)	(659)	(7)%
Net income	1,137	1,077	6%
Net income attributable to noncontrolling interests	(2)	(1)	100%
Net income attributable to redeemable noncontrolling interests	4	(1)	NM
Net income available to Discovery Communications, Inc.	$1,139	$1,075	6%

NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations, Newly Acquired Businesses and the effects of the consolidation of Discovery Family, distribution revenue increased 3% as a result of an increase of 9% at our International Networks segment, partially offset by a decrease of 2% at our U.S. Networks segment. The increase in our International Networks' distribution revenue, excluding the impact of foreign currency and Newly Acquired Businesses, was mostly attributable to revenue growth in Latin America and, to a lesser extent, to growth in CEEMEA. The revenue growth in Latin America was due to increases in subscribers and affiliate rates and in CEEMEA was due to increases in subscribers. For U.S. Networks, excluding declines in digital distribution resulting from lower content deliveries offset by an increase due to the consolidation of Discovery Family (see Note 3 to the accompanying consolidated financial statements), distribution revenue increased by 6% primarily due to contractual rate increases. Digital distribution revenue, which is earned under agreements to license programs, is recognized when the content has been delivered and is available for use by the customer. Digital distribution revenue is therefore prone to fluctuations based on the timing and volume of content deliveries.

Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, and the mix of sales of commercial time between the upfront and scatter markets, which is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, advertising revenue increased 7% as a result of increases of 14% at our International Networks segment and 2% at our U.S. Networks segment. For our International Networks segment, the increase was mostly due to pricing and ratings increases on our free-to-air networks in Western Europe and, to a lesser extent, pricing increases in the Nordics and volume increases in Latin America. For our U.S. Networks segment, the increase was mostly due to increases in pricing and to a lesser extent, the volume of commercial units sold, partially offset by lower audience delivery.
Excluding the impacts of foreign currency fluctuations and Newly Acquired Businesses, other revenue increased 2%. The increase was primarily due to an increase in revenue at our Education and Other segments due to other business combinations in late 2013 and early 2014, offset by a decrease in representation fees at U.S. Networks.
Costs of Revenues
Excluding the impact of foreign currency fluctuations, Newly Acquired Businesses, the effect of the consolidation of Discovery Family and digital distribution, costs of revenues increased 10%. The increase was the result of increases of 12% at our International Networks segment, 6% at our U.S. Networks segment and 20% at our Education and Other segments. The increase in costs of revenues at our International Networks segment was primarily attributable to increased investment in content acquired from U.S. Networks and locally acquired content, and to a lesser extent, an increase in sales commissions. The increase in costs of revenues at our U.S. Networks segment was primarily attributable to an increase in content expense due to additional spending on content in current and recent periods. These increases were partially offset by decreases in sales commissions.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses decreased 3%. The decrease in selling, general and administrative expenses was primarily due to a decrease in equity-based compensation expense and, to a lesser extent, a decrease in marketing expenses. These decreases were partially offset by increases in personnel costs and, to a lesser extent, various other items. The decrease in equity-based compensation expense was due to decreases in our share price.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization expense increased $53 million. The increase was mostly attributable to amortization of intangible assets of businesses acquired during 2014. (See Note 3 to the accompanying consolidated financial statements.)
Restructuring and Other Charges
Restructuring and other charges increased $74 million in 2014. The increase was mostly related to content impairments resulting from the post acquisition rebranding of The Hub Network to Discovery Family, and the cancellation of certain high profile series due to legal circumstances pertaining to the associated talent, and, to a lesser extent, employee terminations associated with the integration of recent acquisitions. (See Note 6 and Note 15 to the accompanying consolidated financial statements.)
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
Other Income (Expense), Net

The table below presents the details of other income (expense), net (in millions).

	Year Ended December 31,
	2014	2013
Foreign currency (losses) gains, net	$(22)	$23
Gain (loss) on derivative instruments	1	(56)
Remeasurement gain on previously held equity interest	29	92
Other, net	(17)	(10)
Total other income (expense), net	$(9)	$49
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
Income tax expense was $610 million and $659 million and the effective tax rates was 35% and 38% for 2014 and 2013, respectively. The net 3% decrease in the effective tax rate was attributable to several factors, including a decline in other, net driven by nondeductible hedging losses associated with the acquisition of SBS Nordic on April 9, 2013 and the reduction in net deferred tax assets as a result of the change in tax rate in the United Kingdom in the prior year, for which no similar change took place in the current period. Additionally, the decrease for 2014 included a 1% decrease related to the domestic production activities deduction following certain legislative changes in 2013. These decreases were partially offset by an increase of 2% in the 2014 tax rate due to the $92 million remeasurement gain on the previously held equity interest in Discovery Japan recognized upon consolidation in 2013, which was not taxable because we intend to defer indefinitely the realization of this gain for tax purposes.

Segment Results of Operations – 2014 vs. 2013
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2014	2013	% Change
Revenues:
U.S. Networks	$2,950	$2,947	—%
International Networks	3,157	2,459	28%
Education and Other	160	140	14%
Corporate and inter-segment eliminations	(2)	(11)	(82)%
Total revenues	6,265	5,535	13%
Costs of revenues, excluding depreciation and amortization	(2,124)	(1,689)	26%
Selling, general and administrative(a)	(1,661)	(1,462)	14%
Add: Amortization of deferred launch incentives(b)	11	18	(39)%
Adjusted OIBDA	$2,491	$2,402	4%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring and other charges and gains (losses) on dispositions.
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

	Year Ended December 31,
	2014	2013	% Change
Revenues:
Distribution	$1,289	$1,294	—%
Advertising	1,605	1,576	2%
Other	56	77	(27)%
Total revenues	2,950	2,947	—%
Costs of revenues, excluding depreciation and amortization	(815)	(767)	6%
Selling, general and administrative	(455)	(475)	(4)%
Add: Amortization of deferred launch incentives	—	7	(100)%
Adjusted OIBDA	1,680	1,712	(2)%
Amortization of deferred launch incentives	—	(7)	(100)%
Depreciation and amortization	(17)	(10)	70%
Restructuring and other charges	(61)	(4)	NM
Gain on disposition	31	19	63%
Inter-segment eliminations	(7)	—	NM
Operating income	$1,626	$1,710	(5)%
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
Advertising revenue increased 2%. The increase was mostly attributable to increases in pricing and, to a lesser extent, the volume of commercial units sold, partially offset by lower audience delivery.
Other revenue decreased 27%. The decrease was mostly attributable to lower representation fees, which have been eliminated now that Discovery Family has been consolidated, as well as decreases in various other items.
Costs of Revenues
Excluding the effect of the consolidation of Discovery Family and digital distribution, costs of revenues increased 6% in 2014. The increase was primarily attributable to an increase in content expense due to additional spending on content in current and prior years. These increases were partially offset by decreases in sales commissions.
Selling, General and Administrative
Selling, general and administrative expenses decreased 4% in 2014. The decrease was primarily attributable to decreases in marketing costs.
Adjusted OIBDA
Adjusted OIBDA decreased 2% in 2014. Revenue for 2014 was consistent with the prior period as increases in advertising revenue were largely offset by decreases in digital distribution revenue and other revenue. Higher costs in the current year were primarily due to increased content expense, which was partially offset by lower marketing costs.

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
Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, distribution revenue increased 9%. The increase was mostly attributable to revenue growth in Latin America, and to a lesser extent, to growth in CEEMEA. The revenue growth in Latin America was due to increases in subscribers and affiliate rates, while in CEEMEA it was due to increases in subscribers. Such growth is consistent with the continued development of the pay television markets in those regions.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, advertising revenue increased 14%. The increase was mostly due to pricing and ratings increases on our free-to-air networks in Western Europe and, to a lesser extent, pricing increases in the Nordics and volume increases in Latin America.
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, other revenue was consistent with the prior period.
Costs of Revenues
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, costs of revenues increased 12%. The increase was primarily attributable to increased investment in U.S. Networks' and locally acquired content in recent years, and to a lesser extent, an increase in sales commissions.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, selling, general and administrative expenses remained comparable with the prior year. Cost reductions in marketing were offset by increased personnel costs to support a localization strategy as certain activities are transitioned out of regional hubs.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and Newly Acquired Businesses, Adjusted OIBDA increased 16%. The increase was due to increases in advertising revenue and distribution revenue, partially offset by increased content expense, sales commissions and personnel costs.

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
Adjusted OIBDA decreased 10% mostly attributable to increased personnel costs to support a broader corporate function for international operations.
The decrease in mark-to-market equity-based compensation expense was attributable to decreases in Discovery stock price during the year ended December 31, 2014 compared to the year ended December 31, 2013. Changes in stock price are a key driver of fair value estimates used in the attribution of expense for SARs and unit awards. (See Note 13 to the accompanying consolidated financial statements.)

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the year ended December 31, 2015, we have funded our working capital needs primarily through cash flows from operations. As of December 31, 2015, we had $390 million of cash and cash equivalents on hand.

•	Senior Notes
As a public company, we may have access to other sources of capital such as the public bond and equity markets. On March 2, 2015, Discovery Communications, LLC ("DCL"), our wholly-owned subsidiary, issued $300 million principal amount of 3.45% senior notes due March 15, 2025. Additionally, on March 19, 2015, DCL issued €600 million principal amount ($637 million, at issuance, based on the exchange rate of $1.06 per euro at March 19, 2015) of 1.90% senior notes due March 19, 2027. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain nonfinancial covenants, events of default and other customary provisions.
We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.

•	Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes will vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates will vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of December 31, 2015, we had $93 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately 1.10% and maturities of less than 90 days.

•	Revolving Credit Facility
During the year ended December 31, 2015, we had access to a $1.5 billion revolving credit facility. In February 2016, the Company amended and restated the revolving credit facility to extend DCL's borrowing capacity to $2.0 billion, extend the maturity date to February 4, 2021 and provide the option for up to two additional 364-day renewal periods. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program.
As of December 31, 2015, the Company had outstanding borrowings under the revolving credit facility of $782 million at a weighted average interest rate of 1.55%. Borrowings under the revolving credit facility bear interest at rates that vary based on DCL’s periodic debt ratings. DCL also has the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4:50 to 1:00. As of December 31, 2015, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.

•	Notes Receivable
We have an outstanding note receivable from OWN, our equity method investee, which totals $384 million including interest. During the years ended December 31, 2015 and 2014, the Company received net repayments from OWN of $82 million and $56 million, respectively. Borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due.

Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. During the year ended December 31, 2015, we committed to acquire exclusive broadcast rights across all media platforms throughout Europe for the four Olympic Games between 2018 and 2024 for €1.3 billion ($1.5 billion as of December 31, 2015). The broadcast rights exclude the U.K. and France for the Olympic Games in 2018 and 2020, and exclude Russia. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

•	Business Combinations and Investments
In 2015, our uses of cash have included business combinations (see Note 3 to the accompanying consolidated financial statements). Due to business combinations in current and prior years, we also have redeemable equity balances of $241 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. On March 31, 2015, we acquired from TF1 a controlling interest in Eurosport France by increasing Discovery's ownership stake from 20% to 51% for cash of approximately €36 million ($38 million). On July 22, 2015, TF1 exercised its right to put the entirety of its remaining 49% noncontrolling interest in Eurosport to the Company for €491 million ($551 million as of September 30, 2015). On October 1, 2015, the Company closed the transaction for €491 million ($548 million). (See Note 11 to the accompanying consolidated financial statements.) The Company borrowed an additional $525 million under the revolving credit facility on October 1, 2015 in order to facilitate the transaction.

•	Equity Method Investments
We have interests in various equity method investees and provide funding to those equity method investees from time to time. As of December 31, 2015, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $384 million including interest. We may provide additional funding to our equity method investees, if necessary, and expect to recoup amounts funded. (See Note 4 to the accompanying consolidated financial statements.)

•	Available-for-Sale Securities
In 2015, our uses of cash included the acquisition of 5 million shares of an entertainment company for $195 million. As the shares have a readily determinable fair value and the Company has the intent to retain the investment, the shares are classified as available-for-sale ("AFS") securities. In connection with this transaction, we hedged 50% of the shares with an equity collar for $4 million. (See Note 4 to the accompanying consolidated financial statements.)

•	Common Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of December 31, 2015, the Company had repurchased over the life of the program 3 million and 115 million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $5.3 billion, respectively. Over the life of the program, authorization under the stock repurchase program has totaled $7.5 billion. As of December 31, 2015, the Company had remaining authorization of approximately $2.0 billion for future repurchases under the existing stock repurchase program, of which $41 million and $2.0 billion will expire on February 3, 2016 and October 8, 2017, respectively. (See Note 12 to the accompanying consolidated financial statements.) We have been funding our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions.

•	Preferred Stock Conversion and Repurchase
We have an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into 3/7 of the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During 2015, we converted and retired 4 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $253 million. Based on the number of shares of Series C common stock purchased during the three months ended December 31, 2015, the Company expects Advance/Newhouse to effectively convert and sell to the Company 3 million shares of its Series C convertible preferred stock for an aggregate purchase price of $159 million on or about February 22, 2016. (See Note 12 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the year ended December 31, 2015, we made cash payments of $653 million and $312 million for income taxes and interest on our outstanding debt, respectively.

•	Equity-Based Compensation
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During 2015, we paid $25 million for cash-settled equity awards. As of December 31, 2015, we had accrued liabilities of $54 million for outstanding cash-settled equity awards, of which $5 million was classified as current. (See Note 13 to the accompanying consolidated financial statements.)

•	Debt Maturities
On March 31, 2015, we redeemed $850 million aggregate principal amount of 3.70% senior notes that had an original maturity date of June 1, 2015. The repayments included a payment of $1 million for the original issue discount on the Company’s senior notes and resulted in a pretax loss on extinguishment of debt of $5 million for make-whole premiums.

Cash Flows
Changes in cash and cash equivalents were as follows (in millions).

	Year Ended December 31,
	2015	2014	2013
Cash and cash equivalents, beginning of period	$367	$408	$1,201
Cash provided by operating activities	1,277	1,318	1,285
Cash used in investing activities	(301)	(568)	(1,987)
Cash used in financing activities	(902)	(734)	(85)
Effect of exchange rate changes on cash and cash equivalents	(51)	(57)	(6)
Net change in cash and cash equivalents	23	(41)	(793)
Cash and cash equivalents, end of period	$390	$367	$408
Operating Activities
Cash provided by operating activities decreased $41 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was primarily attributable to negative foreign currency fluctuations that impacted the Company's operating performance, increased content investment of $90 million and decreases in working capital of $182 million due to decreases in accounts payable and accruals. These decreases were partially offset by a decrease in cash payments for equity-based compensation of $56 million.
Cash provided by operating activities increased $33 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily attributable to improved operating results and operating cash flows from acquired businesses partially offset by an increase in content investment of $257 million and taxes paid of $202 million.
Investing Activities
Cash flows used in investing activities decreased $267 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was primarily attributable to a decrease in cash paid for business combinations, net of cash acquired of $292 million and a decrease in investments in equity method investees of $116 million. These decreases were partially offset by an increase in investments in available-for-sale and cost method investments of $208 million.

Cash flows used in investing activities decreased $1.4 billion for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease was primarily attributable to decreases in cash paid for business combinations of $1.5 billion, net of cash acquired (see Note 3 to the accompanying consolidated financial statements) and a decrease in realized losses for derivatives used to economically hedge business combinations of $55 million (see Note 10 to the accompanying consolidated financial statements), partially offset by an increase in investments in and advances to unconsolidated equity method investees of $149 million for the investment in a 50% ownership interest in All3Media, a production studio company during 2014 (see Note 4 to the accompanying consolidated financial statements).
Financing Activities
Cash flows used in financing activities increased $168 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily due to the purchase of TF1's 49% noncontrolling interest in Eurosport for $548 million, an increase in net repayments of commercial paper of $365 million, an increase in cash distributions to redeemable noncontrolling interests of $40 million and payments on hedging instruments for derivatives in connection with the effective portion of our interest rate contracts of $29 million (see Note 10 to the accompanying consolidated financial statements). These increases were partially offset by increased borrowings under the revolving credit facility of $318 million and a decrease in the repurchases of stock of $471 million.
Cash flows used in financing activities increased $649 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in cash used was primarily due to a reduction in the proceeds from borrowings on an aggregated, net basis from senior notes, commercial paper and the revolving credit facility of $516 million during 2014 as compared to 2013, as well as an increase in share repurchases of $117 million.
Capital Resources
As of December 31, 2015, capital resources were comprised of the following (in millions).

	December 31, 2015
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$390	$—	$—	$390
Revolving credit facility and commercial paper program(a)	1,500	1	875	624
Senior notes(b)	6,784	—	6,784	—
Total	$8,674	$1	$7,659	$1,014

(a) Outstanding commercial paper borrowings of $93 million as of December 31, 2015 are supported by unused committed capacity under the revolving credit facility and reduce unused capacity. There were $782 million in borrowings under the revolving credit facility outstanding as of December 31, 2015.
(b) Interest on senior notes is paid annually or semi-annually. Our senior notes outstanding as of December 31, 2015 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2043.
We expect that our cash balance, cash generated from operations and availability under our revolving credit facility will be sufficient to fund our cash needs for the next twelve months. Our borrowing costs and access to the capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics, such as interest coverage and leverage ratios.
As of December 31, 2015, we held $95 million of our $390 million of cash and cash equivalents in our foreign subsidiaries. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Additional information regarding the changes in our outstanding indebtedness and the significant terms and provisions of our revolving credit facility and outstanding indebtedness is discussed in Note 9 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Obligations
As of December 31, 2015, our significant contractual obligations, including related payments due by period, were as follows (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$6,784	$—	$—	$1,800	$4,984
Interest payments	4,178	301	602	541	2,734
Capital lease obligations:
Principal payments	142	33	35	42	32
Interest payments	33	6	10	10	7
Operating lease obligations	281	72	117	79	13
Purchase obligations:
Content	3,375	768	771	815	1,021
Other	1,224	302	477	297	148
Total	$16,017	$1,482	$2,012	$3,584	$8,939
The above table does not include certain long-term obligations as the timing or the amount of the payments cannot be predicted. For example, as of December 31, 2015, we have recorded $241 million for redeemable equity (see Note 11 to the accompanying consolidated financial statements), although we are unable to predict reasonably the ultimate amount or timing of any payment. The current portion of the liability for cash-settled equity-based compensation awards was $5 million as of December 31, 2015. Additionally, reserves for unrecognized tax benefits have been excluded from the above table because we are unable to predict reasonably the ultimate amount or timing of settlement. Our unrecognized tax benefits totaled $173 million as of December 31, 2015.
The above table also does not include DCL's revolving credit facility that, during the year ended December 31, 2015, allowed DCL and certain designated foreign subsidiaries of DCL to borrow up to $1.5 billion, including a $750 million sublimit for multi-currency borrowings, a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program discussed below. DCL also had the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. As of December 31, 2015, the revolving credit facility agreement provided for a maturity date of June 20, 2019. In February 2016, the Company amended and restated the revolving credit facility to extend DCL's borrowing capacity up to $2.0 billion, to eliminate the multi-currency borrowing sublimit, to extend the maturity date to February 4, 2021 and to provide the option to request up to two additional 364-day renewal periods.
Lastly, such funding obligations include funding commitments to equity method investees.
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
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value during a 90-day window every two and a half years commencing January 1, 2016. No amounts have been recorded by the Company for the Harpo put right. (See Note 4 to the accompanying consolidated financial statements.) Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in Discovery Family and Discovery Japan, respectively. The Company recorded the value of the put rights for Discovery Family and Discovery Japan as a component of redeemable equity in the amounts of $214 million and $26 million, respectively. On July 22, 2015, TF1 exercised its right to put the entirety of its remaining 49% noncontrolling interest in Eurosport to the Company for €491 million ($551 million as of the date redemption became mandatory). The transaction closed on October 1, 2015 for $548 million. (See Note 11 to the accompanying consolidated financial statements.)
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during 2015. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements included in this Annual Report on Form 10-K and accompanying notes. Management considers an accounting policy to be critical if it is important to reporting our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. We consider policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Goodwill and intangible assets;

•	Income taxes;

•	Content rights;

•	Equity-based compensation; and

•	Equity method investments.
With respect to our goodwill accounting policy, we clarify the following:
Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments. Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. For goodwill impairment testing purposes, we aggregate certain components or reporting units based on an evaluation of the facts and circumstances, including the nature of products and services, the nature of production processes, the extent of shared assets and resources and similar financial performance. The extent of economic similarities between reporting units impacts the aggregation of these components into a reporting unit. We evaluate goodwill for impairment annually as of November 30 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. If we believe that as a result of our qualitative assessment it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is not required. Prior to the aggregation of certain reporting units in 2015, our reporting units were as follows: U.S. Networks, Northern Europe, Southern Europe, CEEMEA, Eurosport, Latin America, Asia-Pacific, Education, Raw, betty, and U.S. Studios.
During 2015, we determined that our Northern Europe, Southern Europe, CEEMEA and Eurosport reporting units met the aggregation criteria and we aggregated them into one reporting unit, Europe. In the aggregation assessment, we considered various factors including the nature of the components' operations and the extent to which the components share assets. In 2015 there were significant operational and back-office integration activities with respect to recently acquired businesses such as Eurosport and SBS Nordic, as well as changes in management reporting. European components share content and uplink facilities as well as certain management personnel, and back-office support functions. Investment in research and development projects and the investment in the pan-European Olympics rights deal support the growth of all European components. Recently acquired businesses have been integrated into the European advertising and affiliate sales functions, which determine the selling strategies and revenue growth of the European businesses in the aggregate. We performed a goodwill impairment test on each reporting unit prior to aggregation. No impairments were identified.
During 2015, we determined that our production studios, Raw, betty and U.S. Studios, reporting units met the aggregation criteria and we aggregated them into one reporting unit. In 2015, the Studios businesses were realigned under a new, single management team to unify strategy. In the aggregation assessment, we considered various factors including the nature of the components' operations, the similarity of operating margins by production genre and the management structure of the components. Studios components are managed by the studios group executing a broader strategy, operate in a similar manner, and have similar products and customers. We performed a goodwill impairment test on each reporting unit prior to aggregation. No impairments were identified.
As a result of the European and Studios aggregations, we reduced the number of our reporting units from eleven to six.
For 2015, we performed qualitative assessments prior to aggregation for all but three of our reporting units. Each of these reporting units had a fair value that exceeded its respective carrying value by at least 45% as of the date of the last quantitative impairment assessment. Our qualitative assessment included, but was not limited to, consideration of the results of our most recent quantitative impairment test, macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key personnel and our share price. Based on this assessment, we determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values.
We performed a quantitative goodwill impairment assessment for our remaining three reporting units, Eurosport, Raw, and betty, which had aggregate goodwill of $763 million as of November 30, 2015. The first step of the assessment required the comparison of the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, we determined the fair value of these reporting units by using a combination of a discounted cash flow (“DCF”) analyses and market-based valuation methodologies. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. In assessing the reasonableness of the determined fair values, we also evaluated the results against other value indicators, such as comparable analyst estimates and values observed in market transactions. The fair value of the reporting units exceeded the respective carrying value by 8% to 26%. The reporting unit with fair value in excess of carrying value of less than 10% related to a recent acquisition, Eurosport, which was not integrated into another reporting unit prior to this quantitative assessment. Subsequent to this quantitative impairment assessment, the business was aggregated as a component of the Europe reporting unit. Significant assumptions used in the discounted cash flow analysis included discount rates that ranged from 9% to 15% and long-term growth rates that ranged from 2% to 3.5%.
Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations.
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
Interest Rates
We are exposed to the impact of interest rate changes primarily through our potential borrowing activities. During the year ended December 31, 2015, we had access to a $1.5 billion revolving credit facility and a commercial paper program with outstanding borrowings of $782 million and $93 million, respectively, as of December 31, 2015. The interest rate on borrowings under the revolving credit facility is variable based on an underlying index and DCL's then-current credit rating for its publicly traded debt. In February 2016, the Company amended and restated the revolving credit facility to extend DCL's borrowing capacity to $2.0 billion, extend the maturity date to February 4, 2021 and add the ability to request up to two additional 364-day renewal periods. As of December 31, 2015, we had outstanding debt book balance of $6.8 billion under various public senior notes with fixed interest rates.
Our current objectives in managing exposure to interest rate changes are to limit the impact of interest rates on earnings and cash flows. To achieve these objectives, we may enter into variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR, in order to reduce the amount of interest paid. As of December 31, 2015 we have no outstanding interest rate swaps.
As of December 31, 2015, the fair value of our outstanding public senior notes was $6.6 billion. The fair value of our long-term debt may vary as a result of market conditions and other factors. A change in market interest rates will impact the fair market value of our fixed rate debt. The potential change in fair value of these senior notes from an adverse 100 basis-point change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $542 million as of December 31, 2015.
Foreign Currency Exchange Rates
We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Through December 31, 2015, our International Networks segment is divided into the following five regions: Northern Europe, CEEMEA, Southern Europe, Latin America and Asia-Pacific. Cash is primarily managed from five global locations with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings or drawdowns from our revolving credit facility. The earnings of certain international operations are expected to be reinvested in those businesses indefinitely. Consequently, we do not hedge our investment in the net assets of those foreign operations.
The functional currency of most of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies ("non-functional currency risk"). Such transactions include affiliate and ad sales arrangements, content arrangements, equipment and other vendor purchases and intercompany transactions. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. We also record realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, we will experience fluctuations in our revenues, costs and expenses solely as a result of changes in foreign currency exchange rates.
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
We have operations in Venezuela and, as a result, hold monetary assets denominated in Venezuelan bolivars ("BsF"). Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange BsF into U.S. dollars, and our ability to repatriate cash generated in Venezuela at the official exchange rate is uncertain. In 2014 we applied a devalued exchange rate of 10.7 BsF per U.S. dollar, as established by an alternative currency exchange mechanism known as Sistema Complementario de Administracion de Divisas ("SICAD I"), in remeasuring BsF denominated monetary assets. As of December 31, 2014, we held approximately $30 million in BsF denominated monetary assets, principally in cash and accounts receivable. In February 2015, the Venezuelan government created a new open market foreign exchange system, referred to as "SIMADI" which allowed for trading bolivars at prices set by the market and merged SICAD I with SICAD II (the “SICAD” exchange mechanism). Beginning April 1, 2015, we applied a devalued SICAD exchange rate to remeasure revenue and monetary asset balances. Based upon facts and circumstances, the devalued SICAD rate was the most probable settlement rate for our transactions. As of December 31, 2015, the Company no longer believes it can successfully convert BsF at the devalued SICAD rate and remeasured BsF denominated monetary assets at the SIMADI exchange rate. The SIMADI rate on December 31, 2015 was 199.5 BsF per U.S. dollar. The changes in the BsF exchange rate used by the Company resulted in a foreign currency remeasurement loss of $40 million for BsF denominated monetary assets during the year ended December 31, 2015; BsF denominated assets total $3 million as of December 31, 2015.
In addition to the Venezuelan bolivar, the Company has foreign currency exposure related to other currencies such as the Euro, the British pound, currencies in the Nordics, the Brazilian real, the Japanese yen and the Russian ruble. We may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge certain exposures associated with affiliate revenue, the cost for producing or acquiring content, certain intercompany transactions or in connection with forecasted business combinations. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. The net market value of our foreign currency derivative instruments held at December 31, 2015 was an asset value of $19 million. Most of our non-functional currency risks related to our revenue, operating expenses and capital expenditures that were not hedged as of December 31, 2015. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.
Derivatives
We may use derivative financial instruments to modify our exposure to market risks from changes in interest rates, foreign currency exchange rates and the fair value of investments classified as available-for-sale securities. We do not use derivative financial instruments unless there is an underlying exposure. While derivatives are used to mitigate cash flow risk and the risk of declines in fair value, they also limit potential economic benefits to our business in the event of positive shifts in foreign currency exchange rates, interest rates and market values. We do not hold or enter into financial instruments for speculative trading purposes.
Market Values of Investments
In addition to derivatives, we had investments in entities accounted for using the equity method, available-for-sale securities and other highly liquid instruments, such as mutual funds, that are accounted for at fair value. The carrying values of investments in equity method investees, available-for-sale securities and mutual funds were $567 million, $162 million and $149 million, respectively, at December 31, 2015. Investments in mutual funds include both fixed rate and floating rate interest earning securities that carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2015 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Discovery Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Discovery Communications, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 18, 2016

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$390	$367
Receivables, net	1,479	1,433
Content rights, net	313	329
Deferred income taxes	68	87
Prepaid expenses and other current assets	346	275
Total current assets	2,596	2,491
Noncurrent content rights, net	2,030	1,973
Property and equipment, net	488	554
Goodwill	8,164	8,236
Intangible assets, net	1,730	1,971
Equity method investments	567	644
Other noncurrent assets	289	101
Total assets	$15,864	$15,970
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$282	$225
Accrued liabilities	988	1,094
Deferred revenues	190	178
Current portion of debt	119	1,107
Total current liabilities	1,579	2,604
Noncurrent portion of debt	7,616	6,002
Deferred income taxes	556	588
Other noncurrent liabilities	421	425
Total liabilities	10,172	9,619
Commitments and contingencies (See Note 20.)
Redeemable noncontrolling interests	241	747
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 38 and 42 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 153 and 151 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 376 and 375 shares issued	4	4
Additional paid-in capital	7,021	6,917
Treasury stock, at cost	(5,461)	(4,763)
Retained earnings	4,517	3,809
Accumulated other comprehensive loss	(633)	(368)
Total Discovery Communications, Inc. stockholders’ equity	5,451	5,602
Noncontrolling interests	—	2
Total equity	5,451	5,604
Total liabilities and equity	$15,864	$15,970
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Distribution	$3,068	$2,842	$2,536
Advertising	3,004	3,089	2,739
Other	322	334	260
Total revenues	6,394	6,265	5,535
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	2,343	2,124	1,689
Selling, general and administrative	1,669	1,692	1,598
Depreciation and amortization	330	329	276
Restructuring and other charges	50	90	16
Loss (gain) on disposition	17	(31)	(19)
Total costs and expenses	4,409	4,204	3,560
Operating income	1,985	2,061	1,975
Interest expense	(330)	(328)	(306)
Income from equity investees, net	1	23	18
Other (expense) income, net	(97)	(9)	49
Income before income taxes	1,559	1,747	1,736
Income taxes	(511)	(610)	(659)
Net income	1,048	1,137	1,077
Net income attributable to noncontrolling interests	(1)	(2)	(1)
Net (income) loss attributable to redeemable noncontrolling interests	(13)	4	(1)
Net income available to Discovery Communications, Inc.	$1,034	$1,139	$1,075
Net income per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Basic	$1.59	$1.67	$1.50
Diluted	$1.58	$1.66	$1.49
Weighted average shares outstanding:
Basic	432	454	484
Diluted	656	687	722
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$1,048	$1,137	$1,077
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(201)	(399)	(11)
Market value adjustments	(25)	(2)	2
Derivative adjustments	(1)	(11)	6
Comprehensive income	821	725	1,074
Comprehensive income attributable to noncontrolling interests	(1)	(2)	(1)
Comprehensive loss attributable to redeemable noncontrolling interests	10	44	2
Comprehensive income attributable to Discovery Communications, Inc.	$830	$767	$1,075
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$1,048	$1,137	$1,077
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	35	78	190
Depreciation and amortization	330	329	276
Content amortization and impairment expense	1,709	1,557	1,190
Loss (gain) on disposition	17	(31)	(19)
Remeasurement gain on previously held equity interests	(2)	(29)	(92)
Equity in earnings of investee companies, net of cash distributions	8	(1)	(4)
Deferred income taxes	2	(181)	83
Realized loss from derivative instruments	5	—	55
Other, net	30	44	50
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(44)	6	(120)
Content rights, net	(1,773)	(1,683)	(1,426)
Accounts payable and accrued liabilities	11	138	106
Equity-based compensation liabilities	(25)	(81)	(64)
Income taxes receivable and prepaid income taxes	(64)	40	(5)
Other, net	(10)	(5)	(12)
Cash provided by operating activities	1,277	1,318	1,285
Investing Activities
Purchases of property and equipment	(103)	(120)	(115)
Business acquisitions, net of cash acquired	(80)	(372)	(1,861)
Payments for derivative instruments, net	(9)	—	(55)
Proceeds from dispositions, net of cash disposed	61	45	28
Distributions from equity method investees	87	61	47
Investments in equity method investees, net	(61)	(177)	(28)
Investments in available-for-sale and cost method investments	(211)	(3)	—
Other investing activities, net	15	(2)	(3)
Cash used in investing activities	(301)	(568)	(1,987)
Financing Activities
Commercial paper (repayments) borrowings, net	(136)	229	—
Borrowings under revolving credit facility	1,016	698	—
Principal repayments of revolving credit facility	(265)	(660)	—
Borrowings from debt, net of discount	936	415	1,198
Principal repayments of debt	(849)	—	—
Principal repayments of capital lease obligations	(27)	(19)	(32)
Repurchases of stock	(951)	(1,422)	(1,305)
Purchase of redeemable noncontrolling interests	(548)	(1)	—
Payments to redeemable noncontrolling interests	(42)	(2)	—
Equity-based plan proceeds, net	6	44	73
Hedge of borrowings from debt instruments	(29)	—	—
Other financing activities, net	(13)	(16)	(19)
Cash used in financing activities	(902)	(734)	(85)
Effect of exchange rate changes on cash and cash equivalents	(51)	(57)	(6)
Net change in cash and cash equivalents	23	(41)	(793)
Cash and cash equivalents, beginning of period	367	408	1,201
Cash and cash equivalents, end of period	$390	$367	$408
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Discovery Communications, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2012	120	$2	304	$3	$6,689	$(2,482)	$2,075	$4	$6,291	$2	$6,293
Net income available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,075	—	1,075	1	1,076
Repurchases of stock	(4)	—	—	—	—	(1,049)	(256)	—	(1,305)	—	(1,305)
Equity-based compensation	—	—	—	—	67	—	—	—	67	—	67
Excess tax benefits from equity-based compensation	—	—	—	—	44	—	—	—	44	—	44
Tax settlements associated with equity-based compensation	—	—	—	—	(22)	—	—	—	(22)	—	(22)
Issuance of common stock in connection with equity-based plans	—	—	3	—	51	—	—	—	51	—	51
Other adjustments for equity-based plans	—	—	—	—	(3)	—	—	—	(3)	—	(3)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Share conversion	(1)	—	1	—	—	—	—	—	—	—	—
December 31, 2013	115	2	308	3	6,826	(3,531)	2,892	4	6,196	1	6,197
Net income available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,139	—	1,139	2	1,141
Other comprehensive loss	—	—	—	—	—	—	—	(372)	(372)	—	(372)
Repurchases of stock	(2)	—	—	—	—	(1,232)	(190)	—	(1,422)	—	(1,422)
Stock split effected in the form of a share dividend	—	—	224	2	(2)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	50	—	—	—	50	—	50
Excess tax benefits from equity-based compensation	—	—	—	—	30	—	—	—	30	—	30
Tax settlements associated with equity-based compensation	—	—	—	—	(27)	—	—	—	(27)	—	(27)
Issuance of common stock in connection with equity-based plans	—	—	1	—	41	—	—	—	41	—	41
Other adjustments for equity-based plans	—	—	—	—	(6)	—	—	—	(6)	—	(6)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(31)	—	(31)	—	(31)
Purchase of redeemable noncontrolling interest	—	—	—	—	5	—	—	—	5	—	5
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Other adjustments to stockholders' equity	—	—	—	—	—	—	(1)	—	(1)	—	(1)
December 31, 2014	113	2	533	5	6,917	(4,763)	3,809	(368)	5,602	2	5,604
Net income available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,034	—	1,034	1	1,035
Other comprehensive loss	—	—	—	—	—	—	—	(204)	(204)	—	(204)
Repurchases of stock	(4)	—	—	—	—	(698)	(253)	—	(951)	—	(951)
Equity-based compensation	—	—	—	—	39	—	—	—	39	—	39
Excess tax benefits from equity-based compensation	—	—	—	—	12	—	—	—	12	—	12
Tax settlements associated with equity-based compensation	—	—	—	—	(27)	—	—	—	(27)	—	(27)
Issuance of common stock in connection with equity-based plans	—	—	3	—	21	—	—	—	21	—	21
Other adjustments for equity-based plans	—	—	—	—	(2)	—	—	—	(2)	—	(2)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(73)	—	(73)	—	(73)
Purchase of redeemable noncontrolling interest	—	—	—	—	61	—	—	(61)	—	—	—
Other adjustments to stockholders' equity	—	—	—	—	—	—	—	—	—	(3)	(3)
December 31, 2015	109	$2	536	$5	$7,021	$(5,461)	$4,517	$(633)	$5,451	$—	$5,451
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
Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. For each non-wholly owned subsidiary, the Company evaluates its ownership and other interests to determine whether it should consolidate the entity or account for its ownership interest as an investment. As part of its evaluation, the Company makes judgments in determining whether the entity is a variable interest entity ("VIE") and, if so, whether it is the primary beneficiary of the VIE and is thus required to consolidate the entity. (See Note 4.) Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting and Reporting Pronouncements Adopted
Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the Financial Accounting Standards Board ("FASB") issued explicit guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. The Company adopted this guidance effective October 1, 2015, and there was no material effect on the consolidated financial statements.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance requiring all debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt instead of being presented as an asset on the balance sheet. The Company retrospectively adopted the new guidance effective April 1, 2015 and reclassified its unamortized debt issuance costs related to the Company's debt from other noncurrent assets to noncurrent portion of debt on the consolidated balance sheets for all periods presented. The balance of unamortized debt issuance costs reclassified as of December 31, 2014 was $44 million. (See Note 9.)
Reporting Discontinued Operations
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Under the new pronouncement, disposal of a component of an entity representing a strategic shift with a major effect on its operations and financial results is a discontinued operation. The Company adopted the new guidance on July 1, 2014.
The component of an entity that has been disposed or meets the criteria to be classified as held for sale and is presented as a discontinued operation must represent a strategic shift that has or will have a major effect on the Company's operations and financial results. The results of operations of a component classified as discontinued operations, as well as any gain or loss on the disposal transaction, are aggregated for presentation apart from continuing operating results of the Company in the consolidated statements of operations for all periods presented. If a discontinued operation is classified as held for sale, the assets and liabilities of the discontinued operation will be presented separately in the statement of financial position for all periods presented. Cash flows from discontinued operations are combined with continuing operations on the consolidated statements of cash flow.
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued guidance stating that a liability related to an unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward to the extent such deferred tax asset is available at the reporting date to settle any additional income taxes that would result from the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disallowance of a tax position. The Company prospectively adopted the new guidance effective January 1, 2014. As of December 31, 2014, there were no unrecognized tax benefits reducing deferred tax assets on the consolidated balance sheet.
Accounting and Reporting Pronouncements Not Yet Adopted
Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued guidance regarding the classification and measurement of financial instruments, which significantly revises the classification and measurement of investments in equity securities. This standard supersedes the guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity's equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The new standard will be effective for reporting periods after December 15, 2017. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes, which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Company's consolidated balance sheets. The new requirement will be effective for financial statements issued for annual periods beginning after December 15, 2016 and can be adopted on either a retrospective or prospective basis. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance which applies a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles with respect to the measurement of revenue and timing of recognition. The Company will recognize revenue to reflect the transfer of goods or services to customers at an amount that it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB deferred the pronouncement's effective date to annual reporting periods beginning after December 15, 2017. However, reporting entities may choose to adopt the standard as of the original effective date of annual reporting periods beginning after December 15, 2016. The Company is required to apply the new revenue standard beginning in the first interim period within the year of adoption. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Ownership interests in entities for which the Company has significant influence that are not consolidated under the Company’s consolidation policy are accounted for as equity method investments. Related party transactions between the Company and its equity method investees have not been eliminated. (See Note 19.)
Investments
The Company holds investments in equity method and cost method investees and other marketable securities.
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
Investments in entities or other securities in which the Company has no control or significant influence and is not the primary beneficiary are accounted for at fair value or cost. Investments in equity securities with readily determinable fair values are accounted for at fair value, based on quoted market prices, and classified as either trading securities or available-for-sale securities. For investments classified as trading securities, which include securities held in a separate trust in connection with the Company’s deferred compensation plan, unrealized and realized gains and losses related to the investment and corresponding liability are recorded in earnings as a component of other (expense) income, net, on the consolidated statements of operations. For investments classified as available-for-sale securities, which include investments in common stock, unrealized gains and losses are recorded net of income taxes in other comprehensive (loss) income until the security is sold or considered impaired. If declines in the value of available-for-sale securities are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of other (expense) income, net on the consolidated statements of operations. Impairments are determined based on, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. For purposes of computing realized gains and losses, the Company determines cost on a specific identification basis. Cost method investments are recorded at the lower of cost or fair value. If declines in the value of cost method investments are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of other (expense) income, net on the consolidated statements of operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of most of the Company’s international subsidiaries is the local currency. Assets and liabilities, including inter-company balances for which settlement is anticipated in the foreseeable future, denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date. Foreign currency equity balances are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency translation adjustments are recorded in accumulated other comprehensive income.
Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other (expense) income, net and totaled a loss of $103 million, a loss of $22 million, and a gain of $23 million for 2015, 2014 and 2013, respectively.
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
Content Rights
Content rights principally consist of television series, specials and sporting events. Content aired on the Company’s television networks is sourced from a wide range of third-party producers, wholly owned and equity method investee production studios and sports associations. Content is classified either as produced, coproduced or licensed. The Company owns most or all of the rights to produced content. The Company collaborates with third parties to finance and develop coproduced content, and it retains significant rights to exploit the programs. Licensed content is comprised of films or series that have been previously produced by third parties and the Company retains limited airing rights over a contractual term. Prepaid licensed content includes advance payments for rights to air sporting events that will take place in the future and advance payments for acquired films and television series.
Costs of produced and coproduced content consist of development costs, acquired production costs, direct production costs, certain production overhead costs and participation costs. Costs incurred for produced and coproduced content are capitalized if the Company has previously generated revenues from similar content in established markets and the content will be used and revenues will be generated for a period of at least one year. The Company’s coproduction arrangements generally provide for the sharing of production costs. The Company records its costs, but does not record the costs borne by the other party as the Company does not share any associated economics of exploitation. Program licenses typically have fixed terms and require payments during the term of the license. The cost of licensed content is capitalized when the license period for the programs has commenced and the programs are available for air or the Company has paid for the programs. The Company pays in advance of delivery for television series, specials, films and sports rights. Payments made in advance of when the right to air the content is received are recognized as in-production produced or coproduced content or prepaid licensed content. Content distribution, advertising, marketing, general and administrative costs are expensed as incurred.
Content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated distribution and advertising revenues for the current period represent in relation to the estimated remaining total lifetime revenues. The Company annually, or on an as needed basis, prepares analyses to support its content amortization expense by network and by region. Critical assumptions used in determining content amortization include: 1) the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

application of a quantitative revenue forecast model based the adequacy of a network's historical data, 2) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the revenue forecast model, and 3) assessing the accuracy of the Company's revenue forecasts. The Company then considers the appropriate application of the quantitative assessment given forecasted content use, and expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving the Company’s networks, and program usage. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary. As part of the Company's annual assessment of the revenue forecast model, the Company compares the calculated amortization rates to those that have been utilized during the year. If the calculated rates do not deviate materially from the applied amortization rates, no adjustment is recorded for the current year amortization expense. The Company allocates the cost of multi-year sports programming arrangements over the contract period to each event or season based on the estimated relative value of each event or season.
The result of the revenue forecast model is either an accelerated method or a straight-line amortization method over the estimated useful lives of primarily three to four years for produced, coproduced and licensed content. Amortization of capitalized costs for produced and coproduced content begins when a program has been aired. Amortization of capitalized costs for licensed content commences when the license period begins and the program is available for use. Amortization of sports rights takes place when the content airs.
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
All produced and coproduced content is classified as long-term. The portion of the unamortized licensed content balance, including prepaid sports rights, that will be amortized within one year is classified as a current asset.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Long-lived Assets
Long-lived assets such as amortizing trademarks, customer lists, other intangible assets, and property and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, such as when the disposal of such assets is likely or there is an adverse change in the market involving the business employing the related assets. If an impairment analysis is required, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. Fair value is typically determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its fair value less costs to sell. To the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized in an amount equal to the difference. Significant judgments used for long-lived asset impairment assessments include identifying the appropriate asset groupings and primary assets within those groupings, determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and determining the proper discount rate to be applied in determining fair value.
Equity Method Investments
Equity method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. An equity method investment is written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as: the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. (See Note 4.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments
The Company uses derivative financial instruments from time to time to modify its exposure to market risks from changes in interest rates, foreign currency exchange rates and the fair value of investments classified as available-for-sale securities. The Company may designate derivative instruments as cash flow hedges or fair value hedges, as appropriate. The Company records all derivative instruments at fair value on a gross basis. For those derivative instruments designated as cash flow hedges that qualify for hedge accounting, gains or losses on the effective portion of derivative instruments are initially recorded in accumulated other comprehensive loss on the consolidated balance sheets and reclassified to the same account on the consolidated statements of operations in which the hedged item is recognized on the consolidated statements of operations. For those derivative instruments designated as fair value hedges that qualify for hedge accounting, the changes in the fair value of the derivative instruments, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness are recorded in other (expense) income, net. The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to mitigate economic exposures of the Company. The changes in fair value of derivatives not designated as hedges and the ineffective portion of derivatives designated as hedging instruments are immediately recorded in other (expense) income, net.
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
Distribution
Cable operators, DTH satellite and telecommunications service providers typically pay a per-subscriber fee for the right to distribute the Company’s programming under the terms of distribution contracts. The majority of the Company’s distribution fees are collected monthly throughout the year and distribution revenue is recognized over the term of the contracts based on contracted programming rates and reported subscriber levels. The amount of distribution fees due to the Company are reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In these cases, the Company estimates the number of subscribers receiving the Company’s programming. Historical adjustments to recorded estimates have not been material.
Distribution revenues are recognized net of incentives the Company provides to operators in exchange for carrying its networks. Incentives include cash payments to operators (“launch incentives”). Launch incentives are capitalized as assets upon launch of the Company’s network by the operator and are amortized on a straight-line basis as a reduction of revenue over the term of the contract, including free periods. In instances where the distribution agreement is extended prior to the expiration of the original term, the Company evaluates the economics of the extended term and, if it is determined that the launch asset continues to benefit the Company over the extended term, then the Company will adjust the amortization period of the remaining launch incentives accordingly. Other incentives are recognized as a reduction of revenue as incurred. Amortization of launch incentives was $16 million, $11 million and $18 million for 2015, 2014 and 2013, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other
Revenue for curriculum-based services is recognized ratably over the contract term as service is provided. Royalties from brand licensing arrangements are earned as products are sold by the licensee. Revenue from the production studios segment is recognized when the content is delivered and available for airing by the customer.
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
Compensation expense for stock options is attributed to expense over the vesting period based on the fair value on the date of grant less estimated forfeitures. Compensation expense for stock options is recognized ratably during the vesting period.
The fair values of SARs, unit awards and stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. For SARs and unit awards the expected term is the period from the grant date to the end of the contractual term of the award unless the terms of the award allow for cash-settlement automatically on the date the awards vest, in which case the vesting date is used. For stock options the simplified method is utilized to calculate the expected term, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method considers the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on the Company’s common stock and historical realized volatility of the Company’s common stock. The dividend yield is assumed to be zero because the Company has no history of paying cash dividends and no present intention to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.
Vesting for certain PRSUs is subject to satisfying objective operating performance conditions, while vesting for other PRSUs is based on the achievement of a combination of objective and subjective operating performance conditions. Compensation expense for PRSUs that vest based on achieving objective operating performance conditions is measured based on the fair value of the Company’s Series A and C common stock on the date of grant less estimated forfeitures. Compensation expense for PRSUs that vest, based on achieving subjective operating performance conditions or in situations where the executive is able to withhold taxes

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in excess of the minimum statutory requirement, is remeasured at the fair value of the Company’s Series A and Series C common stock, as applicable, less estimated forfeitures each reporting period until the date of conversion. Compensation expense for all PRSUs is recognized ratably, following a graded vesting pattern during the vesting period only when it is probable that the operating performance conditions will be achieved. The Company records a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of whether or not it is probable the operating performance conditions will be achieved.
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
Advertising Costs
Advertising costs are expensed as promotional services are delivered. Advertising costs paid to third parties totaled $148 million, $145 million and $156 million for 2015, 2014 and 2013, respectively.
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
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, approximately 95% of distribution revenue comes from the top 10 distributors in the U.S. For the International Networks segment, approximately 45% of distribution revenue comes from the top 10 distributors outside the U.S. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2016 through 2021. Although the Company seeks to renew its agreements with its distributors, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for 2015, 2014 and 2013. As of December 31, 2015 and 2014, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
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
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of December 31, 2015, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Eurosport
On December 21, 2012, the Company acquired a 20% equity method investment in Eurosport, which includes both Eurosport International and Eurosport France. On May 30, 2014, the Company acquired an additional 31% equity in Eurosport International to obtain a controlling interest in Eurosport International for €259 million ($351 million) and committed to acquire a similar controlling interest in Eurosport France upon resolution of certain regulatory matters. The outstanding regulatory matters in France were subsequently resolved, and on March 31, 2015 the Company completed its acquisition of an additional 31% interest in Eurosport France for total consideration of €36 million ($38 million). These transactions gave the Company a 51% controlling stake in Eurosport. The Company recognized gains of $2 million and $29 million for the years ended December 31, 2015 and 2014, respectively, to account for the difference between the carrying value and the fair value of the previously held 20% equity method investments in Eurosport France and Eurosport International, respectively. The gains were included in other (expense) income, net in the Company's consolidated statements of operations. (See Note 18.) On October 1, 2015, TF1 put its remaining 49% interest in Eurosport to the Company for €491 million ($548 million). (See Note 11.)
Eurosport is a leading pan-European sports media platform. The flagship Eurosport network focuses on regionally popular sports, such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast) and Eurosportnews. The acquisitions are intended to increase the growth of Eurosport and enhance the Company's pay-TV offerings in Europe.

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

	Eurosport France	Eurosport International
	March 31, 2015	May 30, 2014
Goodwill	$69	$785
Intangible assets	40	467
Other assets acquired	25	169
Cash	35	47
Removal of TF1 put right	2	27
Currency translation adjustment	(6)	7
Remeasurement gain on previously held equity interest	(2)	(29)
Liabilities assumed	(30)	(169)
Deferred tax liabilities	(14)	(164)
Redeemable noncontrolling interest (Note 11)	(60)	(558)
Carrying value of previously held equity interest	(21)	(231)
Net assets acquired	$38	$351
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
Discovery Family (formerly known as the Hub Network)
On September 23, 2014, the Company acquired an additional 10% ownership interest in Discovery Family from Hasbro, Inc. ("Hasbro") for $64 million and obtained financial operating control of the joint venture. Discovery Family is a pay television network in the U.S. that provides entertainment for children and families. The purchase increased the Company's ownership interest from 50% to 60%. As a result of acquiring a controlling interest, the Company changed its accounting for Discovery Family from an equity method investment to a consolidated subsidiary. There was no gain or loss recorded at the time of acquisition as the fair value of the Company's previously held equity interest in Discovery Family was equal to the carrying amount as of the acquisition date. The acquisition of Discovery Family supports the Company's strategic priority of broadening the scope of the network to increase viewership. The Company rebranded the network to Discovery Family on October 13, 2014.
The Company used DCF analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of the assets acquired, liabilities assumed and noncontrolling interest recognized is presented in the table below (in millions).

September 23, 2014
Goodwill	$310
Intangible assets	301
Other assets acquired	96
Cash	33
Liabilities assumed	(125)
Redeemable noncontrolling interest (Note 11)	(238)
Carrying value of previously held equity interest	(313)
Net assets acquired	$64
The goodwill reflects the workforce and synergies expected from combining the operations of Discovery Family with the Company's existing U.S. Networks. The goodwill recorded as part of this acquisition is included in the U.S. Networks reportable

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segment and is not amortizable for tax purposes. Intangible assets primarily consist of distribution customer relationships with an estimated useful life of 25 years, based on three renewals.
SBS Nordic
On April 9, 2013, the Company acquired the Nordic general entertainment television and radio business operations ("SBS Nordic") of Prosiebensat.1 Media AG for cash of approximately €1.4 billion ($1.8 billion) including closing purchase price adjustments. SBS Nordic has operations in Sweden, Norway, Denmark, Finland and England. The acquisition of SBS Nordic supports the Company’s strategic priority of increasing its presence in key international markets.
The Company used DCF analyses, which represent Level 3 fair value measurements, to assess the components of its purchase price allocation. The table below presents the fair value allocation of the purchase price to the assets acquired, liabilities assumed and noncontrolling interest recognized (in millions).

April 9, 2013
Goodwill	$779
Intangible assets	1,001
Content	248
Other assets acquired	212
Cash	106
Liabilities assumed	(278)
Deferred tax liabilities	(243)
Redeemable noncontrolling interest (Note 11)	(6)
Net assets acquired	$1,819
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
Discovery Japan
On January 10, 2013, the Company purchased an additional 30% of Discovery Japan for $53 million. Discovery Japan operates Discovery Channel and Animal Planet in Japan. As of December 31, 2012, Discovery and Jupiter Telecommunications Co., Ltd ("J:COM") each owned a 50% interest in Discovery Japan, and Discovery accounted for its 50% interest using the equity method of accounting. Discovery consolidated Discovery Japan on January 10, 2013 and recognized a gain of $92 million to account for the difference between the carrying value and the fair value of the previously held 50% equity interest. The gain is included in other (expense) income, net in the Company's consolidated statements of operations. (See Note 18.)
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 10, 2013
Goodwill	$103
Intangible assets	100
Other assets acquired	25
Currency translation adjustment	6
Cash	4
Remeasurement gain on previously held equity interest	(92)
Liabilities assumed	(55)
Redeemable noncontrolling interest (Note 11)	(35)
Carrying value of previously held equity interest	(3)
Net assets acquired	$53
The goodwill reflects the synergies and increased flexibility expected from controlling the operations of Discovery Japan. The goodwill recorded as part of this acquisition is included in the International Networks reportable segment and is not amortizable for tax purposes. Intangible assets are primarily distribution customer relationships with a useful life of 20 years.
Other
In 2015, the Company acquired several other unrelated businesses for total cash and contingent consideration of $91 million, net of cash acquired. Total consideration, net of cash acquired includes contingent consideration of $13 million. The Company recorded $54 million and $43 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included a free-to-air network in Turkey, a free-to-air network in Italy, cable networks in Denmark and a pay-TV sports channel in Asia. The goodwill reflects the synergies and regional market penetration from combining the operations of these acquisitions with the Company's operations.
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
In 2013, the Company acquired several other unrelated businesses for total consideration of $88 million, net of cash acquired. Total consideration, net of cash acquired includes $2 million consideration that was paid in 2014. The Company recorded $67 million and $24 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included a broadcast network in Sweden and an education business in the U.K. The goodwill reflects the synergies and market expansion expected from combining the operations of these acquisitions with the Company.
Pro Forma Financial Information
The following table presents the unaudited pro forma results of the Company as though all of the business combinations from 2014 had been made on January 1, 2013, and from 2013 had been made on January 1, 2012. The Company's 2015 business combinations are not material individually or in the aggregate and have not been included in the pro forma table. These pro forma results do not necessarily represent what would have occurred if all the business combinations had taken place on January 1, 2013 and 2012, nor do they represent the results that may occur in the future. This pro forma financial information includes the historical financial statement amounts of Discovery and its business combinations with the following adjustments: 1) the Company converted historical financial statements to GAAP, 2) the Company applied its accounting policies, 3) the Company adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning January 1, 2013 and 2012, as applicable, 4) the Company removed content impairments resulting from the consolidation and subsequent rebranding of Discovery Family from 2014 and reclassified them to 2013, 5) the Company removed the gains recognized upon the consolidation of previously held equity interests in 2014 and 2013 and reclassified them to 2013 and 2012, as applicable, 6) the Company removed losses on derivative instruments and other market value adjustments recognized in connection with business combinations and previously held equity interests and reclassified them to 2013 and 2012, as applicable, 7) the Company adjusted for transaction costs of $4 million and $3 million incurred in 2014 and 2013 and reclassified them to 2013 and 2012, respectively, as applicable, and 8) the Company included adjustments for income taxes associated with these pro forma adjustments.
The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis (in millions).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pro Forma
	Year Ended December 31,
	2014	2013
Revenues	$6,559	$6,413
Net income	$1,168	$1,084
Impact of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents their revenue and earnings as reported within the consolidated financial statements for the year ended December 31, 2015, 2014 and 2013 (in millions).

	Year Ended December 31,
	2015	2014	2013
Revenues:
Distribution	$624	$449	$184
Advertising	587	687	414
Other	112	117	19
Total revenues	1,323	1,253	617
Net income	$127	$85	$—
Dispositions
Russia
On October 7, 2015, Discovery recorded a loss of $5 million, reflected as a component of loss (gain) on disposition on the consolidated statement of operations, for the contribution of its Russian business to a joint venture (the “New Russian Business”) with a Russian media company, National Media Group ("NMG"). The New Russian Business was established to comply with changes in Russian legislation that limit foreign ownership. No cash consideration was exchanged in the transaction. NMG contributed a free-to-air ("FTA") license which enables advertising for the New Russian Business. As part of the transaction, Discovery obtained a 20% ownership interest, which is accounted for under the equity method of accounting. The loss on contribution of the Russian business included $15 million of goodwill allocated to the transaction based on the relative fair values of the Russian business disposed of and the portion of the reporting unit that was retained. Although Discovery no longer consolidates the Russian business, Discovery earns revenue by providing content and brands to the New Russian Business under long-term licensing arrangements. The Russian business was included in the International Networks reportable segment; the licensing arrangements are reported as distribution revenue in the International Networks reportable segment. (See Note 21.)
Radio
On June 30, 2015, Discovery sold its radio businesses in Northern Europe to Bauer Media Group ("Bauer") for total consideration, net of cash disposed of €60 million ($67 million), which includes €54 million ($61 million) of net cash received at closing and €6 million ($6 million) for the fair value of contingent consideration. The final amount of contingent consideration payable, up to a maximum of €18 million ($19 million), will be based on 2015 financial results of the radio business, which have not yet been finalized, and is subject to a dispute resolution process under the purchase agreement. Discovery recorded a pretax loss of $12 million upon completion of the sale, which includes adjustments to the fair value of contingent consideration receivable and working capital adjustments. The loss on the disposal of the radio business includes $26 million of goodwill allocated to the transaction based on the relative fair values of the radio business disposed of and the portion of the reporting unit that was retained.
The Company determined that the disposal did not meet the definition of a discontinued operation because it did not represent a strategic shift that had a significant impact on the Company's operations and consolidated financial results. The income before income taxes impact of the Company's radio businesses was zero and losses of $5 million and $9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company's radio businesses were included in the International Networks reportable segment.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HowStuffWorks, LLC
On May 30, 2014, Discovery sold HowStuffWorks, LLC ("HSW"), a commercial website which uses various media to explain complex concepts, terminology and mechanisms, to Blucora, Inc. (“Blucora”). Blucora paid Discovery $45 million, and Discovery recorded a pretax gain of $31 million upon completion of the sale. HSW was included in the U.S. Networks reportable segment. The Company determined that the disposal did not meet the definition of a discontinued operation due to the migration of sales to its remaining digital businesses.
Petfinder
On July 15, 2013, the Company sold the domain name and business operations of the Petfinder.com website ("Petfinder"). The sale of Petfinder resulted in a $19 million pretax gain, which has been reflected in gain on disposition in the consolidated statements of operations. Petfinder was included in the U.S. Networks reportable segment.

NOTE 4. INVESTMENTS
The Company’s investments consisted of the following (in millions).

		December 31,
Category	Balance Sheet Location	2015	2014
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$149	$147
Equity method investments	Equity method investments	567	644
Available-for-sale securities:
Common stock	Other noncurrent assets	81	—
Common stock - pledged	Other noncurrent assets	81	—
Cost method investments	Other noncurrent assets	43	29
Total investments		$921	$820
Trading Securities
Trading securities include investments in mutual funds held in a separate trust, which are owned as part of the Company’s supplemental retirement plan. (See Note 14.)
Equity Method Investments
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. All equity method investees are privately owned. The carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees, except for OWN because the Company has recorded losses in excess of its ownership interest. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of December 31, 2015, the Company’s estimated risk of loss for all its VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $433 million. The Company's estimated risk of loss excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE equity method investments were $423 million and $461 million as of December 31, 2015 and 2014, respectively. The Company recognized its portion of net income and losses generated by VIEs of $30 million in income, $45 million in income and $10 million in losses for 2015, 2014 and 2013, respectively, in income from equity investees, net on the consolidated statements of operations.
OWN
OWN is a pay-TV network and website that provides adult lifestyle content, which is focused on self-discovery, self-improvement and entertainment. Since the initial equity was not sufficient to fund OWN's activities without additional subordinated financial support in the form of a note receivable held by the Company, OWN is a VIE. While the Company and Harpo, Inc. ("Harpo") are partners who share equally in voting control, power is not shared because Harpo holds operational rights related to programming and marketing, as well as selection and retention of key management, that significantly impact OWN’s economic performance. Accordingly, the Company has determined that it is not the primary beneficiary of OWN and accounts for

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its investment in OWN using the equity method. However, the Company provides OWN content licenses and services, such as distribution, sales and administrative support, for a fee and has provided OWN funding. (See Note 19.)
The Company's combined advances to and note receivable from OWN, including accrued interest, were $384 million and $457 million as of December 31, 2015 and December 31, 2014, respectively. On April 30, 2015, Oprah Winfrey agreed to extend her exclusivity agreement with OWN and the note receivable agreement was modified to reduce its interest rate, compounded annually, from 7.5% to 5.0%, retroactive to January 1, 2014. During 2015, the Company received net repayments of $82 million from OWN, accrued interest on the note receivable of $23 million and reduced the note receivable by $14 million for the change in interest rate. During 2014, the Company received net repayments of $56 million from OWN and accrued interest on the note receivable of $33 million.
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
In accordance with the venture agreement, losses generated by OWN are allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company had recognized $104 million, or 100%, of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began again to record 100% of OWN’s net losses. Although OWN has become profitable, the Company will record 100% of any net losses to the extent they occur resulting from OWN's operations as long as Discovery has provided all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's net income has been and will continue to be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest.
The carrying value of the Company’s investment in OWN of $373 million and $424 million as of December 31, 2015 and December 31, 2014, respectively, includes the Company's note receivable and accumulated investment losses. The Company monitors the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. There has been no impairment of the OWN note receivable.
Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount during a 90-day window every two and a half years commencing January 1, 2016. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fifth put exercise date. The Company has not recorded amounts for the put right because the fair value of this put right was zero as of December 31, 2015 and December 31, 2014.
Other Equity Method Investments
On September 23, 2014, the Company acquired a 50% equity method ownership interest in All3Media, a production studio company, for a cash payment of £90 million ($147 million) and with an enterprise value of £556 million ($912 million). All3Media recapitalized its debt structure to effect the transaction. All3Media is not a VIE.
On March 31, 2015 and May 30, 2014, the Company acquired from TF1 a controlling interest in each of its Eurosport France and Eurosport International equity method investments, respectively, by increasing its ownership stake from 20% to 51%. As a result, the Company changed its accounting for Eurosport France and Eurosport International from equity method investments to consolidated subsidiaries as of their respective acquisition dates. (See Note 3.) On October 1, 2015, the Company acquired the remaining 49% of Eurosport upon TF1's exercise of its right to put. (See Note 11.)
On September 23, 2014, the Company acquired an additional 10% ownership interest in Discovery Family and obtained a controlling financial interest. The purchase increased the Company's interest from 50% to 60%. As a result, the Company changed its accounting for Discovery Family from an equity method investment to a consolidated subsidiary. (See Note 3.)
Available-for-Sale Securities
On November 12, 2015, the Company acquired 5 million shares, or 3.4%, of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company, for $195 million. Lionsgate operates in the motion picture production and distribution, television programming and syndication, home entertainment, family entertainment and digital distribution businesses. As the shares have a readily determinable fair value and the Company has the intent to retain the investment, the shares are classified as available-for-sale ("AFS") securities.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with this transaction, the Company hedged 50% of the shares with an equity collar (the “Lionsgate Collar”). When the share price of Lionsgate is within the boundaries of the collar, the Company records the gains or losses on the Lionsgate AFS securities as a component of other comprehensive (loss) income. When the share price of the Lionsgate AFS is outside the boundaries of the collar, the Company records the gain or loss for the change in the fair value of the hedged portion of Lionsgate that is outside the boundaries of the collar as a component of other (expense) income to offset to the gain/ loss from the change in intrinsic value of the associated fair value hedge. For the year ended December 31, 2015, the Company recorded a temporary unrealized loss of $33 million related to this investment, of which $31 million was recorded as a component of other comprehensive (loss) income and $2 million was recorded as a component of other (expense) income. The Company has pledged to the derivative counterparty 2.5 million shares as collateral for the Lionsgate Collar through the maturity dates of the Lionsgate Collar; the counterparty to the Lionsgate Collar has the right to re-use all of the pledged shares and collect dividends. (See Note 10.)
The components of the Company's available-for-sale investments, which are included in other non-current assets, are summarized in the table below.

	December 31, 2015
	Cost	Unrealized Losses	Fair Market Value
Available-for sale securities	$195	$(33)	$162
Cost Method Investments
Cost method investments include ownership rights in entities that do not provide the Company with control or significant influence in these investments and that have no readily determinable fair values. The Company's cost method investments as of December 31, 2015 primarily include an educational website and Formula E racing. The Company's cost method investments as of December 31, 2014 primarily included an educational website.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. FAIR VALUE MEASUREMENTS
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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		December 31, 2015
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities - mutual funds	Prepaid expenses and other current assets	$149	$—	$—	$149
Available-for-sale securities:
Common stock	Other noncurrent assets	81	—	—	81
Common stock - pledged	Other noncurrent assets	81	—	—	81
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	21	—	21
Foreign exchange	Other noncurrent assets	—	2	—	2
Equity (Lionsgate Collar)	Other noncurrent assets	—	15	—	15
Total		$311	$38	$—	$349
Liabilities:
Deferred compensation plan	Accrued liabilities	$149	$—	$—	$149
Derivatives:
Foreign exchange	Accrued liabilities	—	4	—	4
Total		$149	$4	$—	$153

		December 31, 2014
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities - mutual funds	Prepaid expenses and other current assets	$147	$—	$—	$147
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	17	—	17
Foreign exchange	Other noncurrent assets	—	7	—	7
Total		$147	$24	$—	$171
Liabilities:
Deferred compensation plan	Accrued liabilities	$147	$—	$—	$147
Derivatives:
Foreign exchange	Accrued liabilities	—	1	—	1
Interest rate	Accrued liabilities	—	28	—	28
TFI Eurosport France put right	Accrued liabilities	—	—	4	4
Total		$147	$29	$4	$180

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
Available-for-sale securities represent equity investments in highly liquid instruments. The fair value of Level 1 available-for-sale securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. (See Note 4).
Derivative financial instruments are comprised of foreign exchange contracts used by the Company to modify exposure to market risks from foreign exchange, interest rate contracts used to modify exposure to market risks from interest rates for forecasted issuances of debt and fair value hedges to modify exposure to AFS securities. (See Note 10.) The fair value of Level 2 derivative financial instruments was determined using a market-based approach. As of December 31, 2014, TF1 had the conditional right to require the Company to purchase its remaining shares in Eurosport France at various dates should Discovery complete its planned acquisition of a controlling interest in Eurosport France. The fair value measurement was determined through the use of a Monte Carlo simulation model. The Monte Carlo model simulates the various sources of uncertainty impacting the value of a financial instrument and uses those simulations to develop an estimated fair value for the instrument. The valuation methodology for the TF1 put for Eurosport France was based on unobservable estimates and judgments, and therefore represented a Level 3 fair value measurement. (See Note 3.)
In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than senior notes, each approximated their fair values as of December 31, 2015 and December 31, 2014. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $6.6 billion and $7.2 billion as of December 31, 2015 and 2014, respectively.
NOTE 6. CONTENT RIGHTS
The following table presents the components of content rights (in millions).

	December 31,
	2015	2014
Produced content rights:
Completed	$3,624	$3,242
In-production	376	377
Coproduced content rights:
Completed	691	696
In-production	62	83
Licensed content rights:
Acquired	1,078	949
Prepaid	96	82
Content rights, at cost	5,927	5,429
Accumulated amortization	(3,584)	(3,127)
Total content rights, net	2,343	2,302
Current portion	(313)	(329)
Noncurrent portion	$2,030	$1,973

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Content expense is included in costs of revenues on the consolidated statements of operations and consisted of the following (in millions).

	For the year ended December 31,
	2015	2014	2013
Content amortization	$1,628	$1,462	$1,157
Other production charges	231	155	100
Content impairments (a)	81	95	33
Total content expense	$1,940	$1,712	$1,290

(a) Content impairments are generally recorded as a component of costs of revenue. However during the years ended December 31, 2015 and 2014, content impairments of $21 million and $55 million, respectively, were reflected as a component of restructuring and other charges. These charges resulted from the cancellation of certain high profile series due to legal circumstances pertaining to the associated talent and from the consolidation and subsequent rebranding of The Hub Network to Discovery Family in 2014. There were no content impairments reflected as a component of restructuring and other charges for the year ended December 31, 2013. (See Note 15.)
As of December 31, 2015, the Company estimates that approximately 96% of unamortized costs of content rights, excluding content in-production and prepaid licenses, will be amortized within the next three years. As of December 31, 2015, the Company will amortize $963 million of the above unamortized content rights, excluding content in-production and prepaid licenses, during the next twelve months.
NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in millions).

	December 31,
	2015	2014
Land, buildings and leasehold improvements	$338	$340
Broadcast equipment	603	612
Capitalized software costs	311	258
Office equipment, furniture, fixtures and other	309	332
Property and equipment, at cost	1,561	1,542
Accumulated depreciation	(1,073)	(988)
Property and equipment, net	$488	$554
Property and equipment includes assets acquired under capital lease arrangements, primarily satellite transponders classified as broadcast equipment, with gross carrying values of $271 million and $274 million as of December 31, 2015 and 2014, respectively. The related accumulated amortization for capital lease assets was $142 million and $120 million as of December 31, 2015 and 2014, respectively.
The net book value of capitalized software costs was $90 million and $63 million as of December 31, 2015 and 2014, respectively.
Depreciation expense for property and equipment, including amortization of capitalized software costs and capital lease assets, totaled $138 million, $131 million and $111 million for 2015, 2014 and 2013, respectively.
In addition to the capitalized property and equipment included in the above table, the Company rents certain facilities and equipment under operating lease arrangements. Rental expense for operating leases totaled $134 million, $143 million and $94 million for 2015, 2014 and 2013, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill were as follows (in millions).

	U.S. Networks	International Networks	Education and Other	Total
December 31, 2013	$4,989	$2,296	$56	$7,341
Acquisitions (Note 3)	310	794	28	1,132
Dispositions (Note 3)	(12)	—	—	(12)
Foreign currency translation	—	(221)	(4)	(225)
December 31, 2014	5,287	2,869	80	8,236
Acquisitions (Note 3)	—	123	—	123
Dispositions (Note 3)	—	(41)	—	(41)
Foreign currency translation	—	(151)	(3)	(154)
December 31, 2015	$5,287	$2,800	$77	$8,164
The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million at each of December 31, 2015 and 2014.
Intangible Assets
Finite-lived intangible assets consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	December 31, 2015			December 31, 2014
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Trademarks	10	$433	$(130)	$303	$489	$(99)	$390
Customer relationships	17	1,664	(481)	1,183	1,701	(370)	1,331
Other	15	105	(25)	80	107	(21)	86
Total		$2,202	$(636)	$1,566	$2,297	$(490)	$1,807

Indefinite-lived intangible assets not subject to amortization (in millions):

	December 31,
	2015	2014
Intangible assets not subject to amortization:
Trademarks	$164	$164
Amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives using the straight-line method. Amortization expense related to finite-lived intangible assets was $192 million, $198 million and $165 million for 2015, 2014 and 2013, respectively.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$181	$171	$161	$157	$152	$744
The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions, impairments, changes in estimated useful lives or changes in foreign currency exchange rates.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment Analysis
During the fourth quarter of 2015, the Company performed a qualitative goodwill impairment assessment for all but three reporting units. This assessment included, but was not limited to, consideration of the results of the Company's most recent quantitative impairment test, macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key personnel and the Company's share price. Based on this assessment, the Company determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values. Therefore, no goodwill impairment was recorded during 2015. The Company performed a quantitative goodwill impairment assessment for the remaining three reporting units. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The fair values of the reporting units were determined using a combination of DCF and market-based valuation models. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit.
During the fourth quarter of 2014, the Company performed a qualitative goodwill impairment assessment for all reporting units, and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values.
During the fourth quarter of 2013, the Company performed a quantitative goodwill impairment assessment for all reporting units. Due to the period of time elapsed since the last quantitative impairment test in 2010, the Company elected to proceed to the first step of the quantitative goodwill impairment test for all reporting units. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The fair values of the reporting units were determined using DCF and market-based valuation models. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Both the DCF and market-based models resulted in substantially similar fair values. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT
The table below presents the components of outstanding debt (in millions).

	December 31,
	2015	2014
3.70% Senior notes, semi-annual interest, due June 2015	$—	$850
5.625% Senior notes, semi-annual interest, due August 2019	500	500
5.05% Senior notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	328	365
3.30% Senior notes, semi-annual interest, due May 2022	500	500
3.25% Senior notes, semi-annual interest, due April 2023	350	350
3.45% Senior notes, semi-annual interest, due March 2025	300	—
1.90% Senior notes, euro denominated, annual interest, due March 2027	656	—
6.35% Senior notes, semi-annual interest, due June 2040	850	850
4.95% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
Revolving credit facility	782	38
Commercial paper	93	229
Capital lease obligations	142	187
Total debt	7,801	7,169
Unamortized discount and debt issuance costs	(66)	(60)
Debt, net	7,735	7,109
Current portion of debt	(119)	(1,107)
Noncurrent portion of debt	$7,616	$6,002
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
On March 2, 2015, DCL issued $300 million principal amount of 3.45% senior notes due March 15, 2025 (the "2015 USD Notes"). The proceeds received by DCL from the offering were net of an immaterial discount and $2 million of debt issuance costs. Interest on the 2015 USD Notes is payable semi-annually on March 15 and September 15 of each year. In contemplation of the issuance of the 2015 USD Notes, the Company terminated and settled all interest rate forward contracts with its counterparties, which were designated as cash flow hedges used to hedge the pricing of the 2015 USD Notes. (See Note 10.)
DCL has the option to redeem some or all of the senior notes at any time prior to their maturity by paying a make-whole premium, if the redemption date is prior to three months from the maturity date or by paying their principal amount on or after such date, plus, in each case, accrued and unpaid interest, if any, through the date of repurchase. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain nonfinancial covenants, events of default and other customary provisions. The Company and DCL were in compliance with all covenants and customary provisions under DCL's outstanding senior notes, and there were no events of default as of December 31, 2015.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility
During the year ended December 31, 2015, DCL's revolving credit facility allowed DCL and certain designated foreign subsidiaries of DCL to borrow up to $1.5 billion, including a $750 million sublimit for multi-currency borrowings, a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program discussed below. DCL also had the ability to request an increase of the revolving credit facility up to an aggregate additional $1.0 billion, upon the satisfaction of certain conditions. As of December 31, 2015, the revolving credit facility agreement provided for a maturity date of June 20, 2019. In February 2016, the Company amended and restated the revolving credit facility to extend DCL's borrowing capacity up to $2.0 billion, to eliminate the multi-currency borrowing sublimit, to extend the maturity date to February 4, 2021 and to provide the option to request up to two additional 364-day renewal periods.
As of December 31, 2015, the Company had outstanding borrowings under the revolving credit facility of $782 million at a weighted average interest rate of 1.55%, of which $207 million was denominated in foreign currencies. As of December 31, 2014, the Company had outstanding borrowings under the revolving credit facility of $38 million at a weighted average interest rate of 1.98%. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. For borrowings denominated in foreign currencies, the interest rate is based on adjusted LIBOR, plus a margin. The current margins are 1.10% and 0.10%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.15% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of December 31, 2015, the Company, DCL and the other borrowers were in compliance with all covenants, and there were no events of default under the revolving credit facility.

Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $93 million with a weighted average interest rate of approximately 1.10% as of December 31, 2015 and $229 million with a weighted average interest rate of approximately 0.60% as of December 31, 2014. The Company's outstanding commercial paper borrowings as of December 31, 2015 and 2014 had maturities of less than 90 days.

Long-term Debt Repayment Schedule
The following table presents a summary of scheduled and estimated debt payments, excluding the revolving credit facility, commercial paper borrowings and capital lease obligations, for the succeeding five years based on the amount of debt outstanding as of December 31, 2015 (in millions).

	2016	2017	2018	2019	2020	Thereafter
Long-term debt repayments	$—	$—	$—	$500	$1,300	$4,984
Scheduled payments for capital lease obligations outstanding as of December 31, 2015 are disclosed in Note 20.
NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates, interest rates and the fair value of investments classified as AFS securities. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2015, the Company terminated and settled its interest rate cash flow hedges following the pricing of the 2015 USD Notes. The total notional value of the interest rate forward contracts at the termination date was $490 million, which exceeded the $300 million principal amount of the 2015 USD Notes. (See Note 9.) Of the $40 million pretax loss recorded in accumulated other comprehensive loss at the termination date, $29 million was an effective cash flow hedge that will be amortized as an adjustment to interest expense over the ten year term of the 2015 USD Notes consistent with amortization of the debt discount. The remaining hedge ineffectiveness of $11 million was reclassified into other (expense) income, net on the consolidated statements of operations during the three months ended March 31, 2015, because the forecasted borrowing transaction was no longer probable.
The Company designates derivative instruments used to mitigate the risk of changes in the fair value of its AFS investments as fair value hedges. On November 12, 2015 the Company entered into the Lionsgate Collar, designed to mitigate the risk of market fluctuations with respect to 50% of the Lionsgate shares held by the Company. (See Note 4.) The collar, which qualifies for hedge accounting, settles in three tranches starting in 2019 and ending in 2022. Gains and losses from the Lionsgate Collar, including any ineffective portion and amounts excluded from the assessment of effectiveness, and the offsetting changes in fair value of the AFS investment outside the boundaries of the collar are recorded in other (expense) income, net on the consolidated statement of operations.
The Company may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. During the three months ended September 30, 2015, the Company entered into foreign exchange forward contracts and a zero-cost collar in connection with the purchase of TF1's mandatorily redeemable noncontrolling interest in Eurosport that closed on October 1, 2015. (See Note 11.) These derivatives, which economically hedged the Company's exposure to fluctuations in foreign currency exchange rates, did not qualify for hedge accounting. Realized and unrealized gains and losses on contracts that do not qualify for hedge accounting are reflected in other (expense) income, net on the consolidated statements of operations.
The Company records all unsettled derivative contracts at their gross fair values on the consolidated balance sheets. (See Note 5.) There were no amounts eligible to be offset under master netting agreements as of December 31, 2015 and December 31, 2014.
The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows from the hedged item. For example, the cash paid to settle the effective portion of interest rate derivatives intended to hedge the pricing of the 2015 USD Notes during the year ended December 31, 2015 is reported as a financing activity in the consolidated statements of cash flows consistent with the classification of cash proceeds from borrowings of debt, net of discount. The cash flows from the ineffective portion of derivative instruments used as hedges and derivative contracts not designated as hedges are reported as investing activities in the consolidated statements of cash flows.
The following table summarizes the notional amount and fair value of the Company's derivative positions (in millions).

		December 31, 2015		December 31, 2014
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$523	$21	$425	$17
Foreign exchange	Other noncurrent assets	$55	$2	$20	$7
Foreign exchange	Accrued liabilities	$290	$4	$35	$1
Interest rate	Accrued liabilities	$—	$—	$475	$28
Equity	Other noncurrent assets	$97	$15	$—	$—
Derivatives not designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$—	$—	$3	$—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Year Ended December 31,
	2015	2014	2013
Gains (losses) recognized in accumulated other comprehensive loss
Foreign exchange	$34	$14	$10
Interest rate	$(11)	$(28)	$—
Gains reclassified into income from accumulated other comprehensive loss (effective portion)
Foreign exchange - distribution revenue	$23	$—	$—
Foreign exchange - advertising revenue	$2	$—	$—
Foreign exchange - costs of revenues	$9	$1	$—
Foreign exchange - selling, general and administrative expense	$—	$—	$1
Foreign exchange - other (expense) income, net	$4	$3	$—
Interest rate - interest expense	$(3)	$—	$—
Losses reclassified into income from accumulated other comprehensive loss (ineffective portion)
Interest rate - other (expense) income, net	$(11)	$—	$—
If current fair values as of December 31, 2015 remained static over the next twelve months, the Company would reclassify $12 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months.
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). There were no amounts of ineffectiveness recognized on fair value hedges for the year ended December 31, 2015. The Company had no outstanding fair value hedges during the years ended December 31, 2014 and December 31, 2013.

	Year Ended December 31,
	2015	2014	2013
Gains on changes in the intrinsic fair value of equity contracts	$2	$—	$—
Losses on changes in fair value of hedged AFS	(2)	—	—
Fair value of equity contracts excluded from effectiveness assessment	10	—	—
Total in other (expense) income, net	$10	$—	$—
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other (expense) income, net in the consolidated statements of operations (in millions).

	Year Ended December 31,
	2015	2014	2013
Foreign exchange derivatives	$6	$1	$(56)

NOTE 11. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive (loss) income; however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. Any adjustment

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to net income available to Discovery Communications, Inc. stockholders in the calculation of earnings per share. There were no current period adjustments to reflect a redemption in excess of fair value. (See Note 17.)
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	December 31,
	2015	2014	2013
Beginning balance	$747	$36	$—
Initial fair value of redeemable noncontrolling interests of acquired businesses	60	796	41
Purchase of subsidiary shares at fair value	(551)	(6)	—
Cash distributions to redeemable noncontrolling interests	(42)	(2)	—
Comprehensive (loss) income adjustments:
Net income (loss) attributable to redeemable noncontrolling interests	13	(4)	1
Other comprehensive loss attributable to redeemable noncontrolling interests	(23)	(40)	(3)
Currency translation on redemption values	(36)	(64)	(5)
Retained earnings adjustments:
Adjustments to redemption value	73	31	2
Ending balance	$241	$747	$36
Redeemable noncontrolling interests consist of the arrangements described below:
In connection with the acquisition of a controlling interest in Eurosport France on March 31, 2015 and Eurosport International on May 30, 2014, the Company recognized $60 million and $558 million, respectively, for TF1's 49% redeemable noncontrolling interest. On July 22, 2015, TF1 exercised its right to put the entirety of its remaining 49% noncontrolling interest in Eurosport to the Company for €491 million ($551 million as of the date redemption became mandatory, and $548 million on October 1, 2015 when the transaction closed). The difference between the carrying amount of the redeemable noncontrolling interest and its fair value at the date of exercise resulted in a €25 million ($28 million) adjustment to retained earnings, recognized as a component of redeemable noncontrolling interest adjustments to redemption value on the consolidated statements of equity. Upon acquisition of TF1's noncontrolling interest, the Company adjusted the accumulated other comprehensive income balance of $61 million attributable to TF1 and allocated it to Discovery stockholders.
In connection with the acquisition of a controlling interest in Discovery Family on September 23, 2014, the Company recognized $238 million for Hasbro's redeemable noncontrolling interest in Discovery Family. Hasbro has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is a function of the then-current fair market value of the redeemable noncontrolling interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EQUITY
Common Stock
The Company has three series of common stock authorized, issued and outstanding as of December 31, 2015: Series A common stock, Series B common stock and Series C common stock. Holders of these three series of common stock have equal rights, powers and privileges, except as otherwise noted. Holders of Series A common stock are entitled to one vote per share and holders of Series B common stock are entitled to ten votes per share on all matters voted on by stockholders, except for directors to be elected by holders of the Company’s Series A convertible preferred stock. Holders of Series C common stock are not entitled to any voting rights, except as required by Delaware law. Generally, holders of Series A common stock and Series B common stock and Series A convertible preferred stock vote as one class, except for certain preferential rights afforded to holders of Series A convertible preferred stock.
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
On February 13, 2014, John C. Malone, a member of Discovery’s Board of Directors, entered into an agreement granting David Zaslav, the Company’s President and CEO, certain voting and purchase rights with respect to the approximately 6 million shares of the Company’s Series B common stock owned by Mr. Malone. The agreement gives Mr. Zaslav the right to vote the Series B shares if Mr. Malone is not otherwise voting or directing the vote of those shares. The agreement also provides that if Mr. Malone proposes to sell the Series B shares, Mr. Zaslav will have the first right to negotiate for the purchase of the shares. If that negotiation is not successful and Mr. Malone proposes to sell the Series B shares to a third party, Mr. Zaslav will have the exclusive right to match that offer. The rights granted under the agreement will remain in effect for as long as Mr. Zaslav is either employed as the principal executive officer of the Company or serving on its Board of Directors.
Common Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. On October 8, 2015, the Company's Board of Directors approved an additional $2.0 billion under the Company's stock repurchase program, which will expire on October 8, 2017. Over the life of the program, authorization under the stock repurchase program has totaled $7.5 billion. As of December 31, 2015, the Company had remaining authorization of approximately $2.0 billion for future repurchases under the existing stock repurchase program, of which $41 million that was scheduled to expire on February 3, 2016 was fully utilized for stock repurchases in 2016 and $2.0 billion that will expire on October 8, 2017.
All common stock repurchases during 2015, 2014 and 2013 were made through open market transactions. As of December 31, 2015, the Company had repurchased over the life of the program 3 million and 115 million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $5.3 billion, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a summary of common stock repurchases (in millions).

	Year Ended December 31,
	2015	2014	2013
Series A Common Stock:
Shares repurchased	—	—	0.8
Purchase price	$—	$—	$62
Series C Common Stock:
Shares repurchased	23.7	21.3	13.3
Purchase price	$698	$1,232	$987
Total shares repurchased	23.7	21.3	14.1
Total purchase price	$698	$1,232	$1,049
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
Convertible Preferred Stock
The Company has two series of preferred stock authorized, issued and outstanding as of December 31, 2015: Series A convertible preferred stock and Series C convertible preferred stock. In addition to the 150 million shares authorized for Series A and Series C convertible preferred stock (75 million shares for each series) that is disclosed on the consolidated balance sheets, the Company has authorized 50 million shares of preferred stock that are undesignated and issuable in accordance with the provisions of the Company’s charter. In connection with the formation of Discovery, the Company issued shares of both its Series A convertible preferred stock and Series C convertible preferred stock to Advance/Newhouse Programming Partnership ("Advance/Newhouse"). As of December 31, 2015, all outstanding shares of Series A and Series C convertible preferred stock are held by Advance/Newhouse.
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
Each share of Series A preferred stock is convertible, at the option of the holder, following the August 2014 stock split in the form of a stock dividend, into one share of Series A common stock and one share of Series C common stock, subject to anti-dilution adjustments. The Series C preferred stock is convertible, at the option of the holder, into two shares of Series C common stock. Generally, each share of Series A and Series C convertible preferred stock will automatically convert into the applicable series of common stock if such shares are transferred from Advance/Newhouse to a third party and such transfer is not a permitted transfer. On April 5, 2013, Advance/Newhouse completed the transfer of 550 thousand shares of their Series C convertible preferred stock to a third party, and, pursuant to provisions in the Company's articles of incorporation, such shares of Series C convertible preferred stock automatically converted into an equal number of shares of Series C common stock. Upon conversion, Discovery derecognized the preferred stock based on its carrying value and allocated that amount to common stock. No gain or loss was recorded on the conversion. Additionally, all of the outstanding Series A and Series C convertible preferred stock will automatically convert into the applicable series of common stock at such time as the number of outstanding shares of Series A convertible preferred stock is less

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

than 80% of the Base Amount. The Base Amount is the 70 million shares of Series A and Series C Preferred Stock initially issued to Advance/Newhouse, plus any shares released from escrow as of the date the Base Amount is calculated.
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
Preferred Stock Conversion and Repurchases
On May 22, 2014, the Company entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. The repurchase transactions are recorded as a decrease of par value of preferred stock and retained earnings upon settlement using cash on hand as there is no remaining additional paid-in capital for this class of stock.
The table below presents a summary of Series C convertible preferred stock repurchases made under the repurchase agreement (in millions).

	Year Ended December 31,
	2015	2014
Series C Convertible Preferred Stock:
Shares repurchased	3.9	2.4
Purchase price	$253	$190
Based on the number of shares of Series C common stock purchased during the three months ended December 31, 2015, the Company expects Advance/Newhouse to effectively convert and sell to the Company 3 million shares of its Series C convertible preferred stock for an aggregate purchase price of $159 million on or about February 22, 2016. The expected purchase of these shares has not been recognized as a liability on the Company's consolidated balance sheet as of December 31, 2015 due to certain termination rights held by Discovery and Advance/Newhouse over the repurchase agreement.
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

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax(Expense) Benefit	Net-of-tax
Currency translation adjustments:
Unrealized (losses) gains	$(249)	$19	$(230)	$(401)	$9	$(392)	$16	$(21)	$(5)
Reclassifications:
Gain on disposition	23	—	23	—	—	—	—	—	—
Other (expense)income, net	6	—	6	(7)	—	(7)	(9)	3	(6)
Total currency translation adjustments	(220)	19	(201)	(408)	9	(399)	7	(18)	(11)
Market value adjustments:
Unrealized (losses) gains	(33)	6	(27)	2	(1)	1	3	(1)	2
Reclassifications:
Gain on disposition	—	—	—	(5)	2	(3)	—	—	—
Other (expense)income, net	2	—	2	—	—	—	—	—	—
Total market value adjustments	(31)	6	(25)	(3)	1	(2)	3	(1)	2
Derivative adjustments:
Unrealized gains (losses)	23	(8)	15	(14)	6	(8)	10	(3)	7
Reclassifications:
Distribution revenue	(23)	8	(15)	—	—	—	—	—	—
Advertising revenue	(2)	—	(2)	—	—	—	—	—	—
Costs of revenues	(9)	3	(6)	(1)	—	(1)	—	—	—
Selling, general and administrative expense	—	—	—	—	—	—	(1)	—	(1)
Interest expense	3	(1)	2	—	—	—	—	—	—
Other (expense)income, net	7	(2)	5	(3)	1	(2)	—	—	—
Total derivative adjustments	(1)	—	(1)	(18)	7	(11)	9	(3)	6
Other comprehensive (loss) income	$(252)	$25	$(227)	$(429)	$17	$(412)	$19	$(22)	$(3)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Currency Translation Adjustments	Market Value Adjustments	Derivative Adjustments	Accumulated Other Comprehensive Income (Loss)
December 31, 2012	$(1)	$(2)	$7	$4
Other comprehensive (loss) income before reclassifications	(5)	2	7	4
Reclassifications from accumulated other comprehensive loss to net income	(6)	—	(1)	(7)
Other comprehensive (loss) income	(11)	2	6	(3)
Other comprehensive loss (income) attributable to redeemable noncontrolling interests	4	—	(1)	3
December 31, 2013	(8)	—	12	4
Other comprehensive (loss) income before reclassifications	(392)	1	(8)	(399)
Reclassifications from accumulated other comprehensive loss to net income	(7)	(3)	(3)	(13)
Other comprehensive loss	(399)	(2)	(11)	(412)
Other comprehensive loss attributable to redeemable noncontrolling interests	40	—	—	40
December 31, 2014	(367)	(2)	1	(368)
Other comprehensive (loss) income before reclassifications	(230)	(27)	15	(242)
Reclassifications from accumulated other comprehensive loss to net income	29	2	(16)	15
Other comprehensive loss	(201)	(25)	(1)	(227)
Purchase of redeemable noncontrolling interest	(61)	—	—	(61)
Other comprehensive loss attributable to redeemable noncontrolling interests	23	—	—	23
December 31, 2015	$(606)	$(27)	$—	$(633)

NOTE 13. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which stock options, RSUs, PRSUs, SARs and unit awards have been issued. As of December 31, 2015, the Company has reserved a total of 124 million shares of its Series A and Series C common stock for future exercises of outstanding and future grants of stock options and stock-settled SARs and future vesting of outstanding and future grants of PRSUs and RSUs. Upon exercise of stock options and stock-settled SARs or vesting of PRSUs and RSUs, the Company issues new shares from its existing authorized but unissued shares. There were 91 million shares of common stock in reserves that were available for future grant under the incentive plans as of December 31, 2015.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Year Ended December 31,
	2015	2014	2013
Stock options	$17	$23	$25
RSUs	17	14	11
PRSUs	16	46	30
SARs	(14)	(11)	63
Unit awards	(2)	5	60
ESPP	1	1	1
Total equity-based compensation expense	$35	$78	$190
Tax benefit recognized	$13	$27	$51
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. The Company records expense for the fair value of cash-settled and other liability-classified equity-based compensation awards ratably over the graded vesting service period based on changes in fair value as well as the probability that performance targets will be met, if applicable, less estimated forfeitures. These liability-classified equity-based compensation awards include certain PRSUs, SARS and unit awards. The Company recorded total liabilities for cash-settled and other liability-classified equity-based compensation awards of $54 million and $84 million as of December 31, 2015 and 2014, respectively. The current portion of the liability for cash-settled awards was $5 million and $32 million as of December 31, 2015 and 2014, respectively.
Equity-Based Award Activity
Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	14.7	$22.01
Granted	3.2	$31.81
Exercised	(1.5)	$11.32		$28
Forfeited	(1.1)	$37.59
Outstanding as of December 31, 2015	15.3	$24.01	3.7	$88
Vested and expected to vest as of December 31, 2015	14.8	$23.69	3.7	$88
Exercisable as of December 31, 2015	9.9	$18.66	2.8	$88
Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s Series A or Series C common stock on the date of grant. Substantially all stock options vest ratably over three to four years from the grant date based on continuous service and expire seven to ten years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company received cash payments from the exercise of stock options totaling $16 million, $35 million and $46 million during 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $31 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2015, 2014 and 2013 were as follows.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.54%	1.53%	0.79%
Expected term (years)	5.00	4.97	4.97
Expected volatility	26.78%	26.20%	35.97%
Dividend yield	—	—	—
The weighted-average grant date fair value of options granted during 2015, 2014 and 2013 was $8.44, $19.73 and $24.46, respectively, per option. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $28 million, $63 million and $130 million, respectively.
RSUs
The table below presents RSU activity (in millions, except years and weighted-average grant price).

	RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2014	1.6	$34.16
Granted	1.0	$32.30
Converted	(0.4)	$26.77		$14
Forfeited	(0.2)	$35.93
Outstanding as of December 31, 2015	2.0	$34.62	2.3	$51
Vested and expected to vest as of December 31, 2015	1.8	$34.58	2.3	$46
RSUs represent the contingent right to receive shares of the Company's Series A and C common stock, substantially all of which vest ratably each year over periods of one to four years based on continuous service. As of December 31, 2015, there was $38 million of unrecognized compensation cost, net of expected forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.
PRSUs
The table below presents PRSU activity (in millions, except years and weighted-average grant price).

	PRSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2014	4.9	$32.23
Granted	0.5	$31.68
Converted	(1.2)	$22.44		$39
Outstanding as of December 31, 2015	4.2	$35.07	0.8	$107
Vested and expected to vest as of December 31, 2015	4.1	$35.05	0.8	$106
Convertible as of December 31, 2015	1.3	$26.74	—	$34
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Compensation expense is separately recorded for each vesting tranche of PRSUs for a particular grant. For certain PRSUs, the Company measures the fair value and related compensation cost based on the closing price of the Company’s Series A or C common stock on the grant date. For PRSUs for which the Company’s Compensation Committee has discretion in determining the final amount of units that vest or in situations where the executive is able to withhold taxes in excess of the minimum statutory requirement, compensation cost is remeasured at each reporting date based on the closing price of the Company’s Series A or Series C common stock.
As of December 31, 2015, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $28 million, which is expected to be recognized over a weighted-average period of 1.1 years based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.
SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	12.1	$37.38
Granted	2.0	$32.68
Settled	(1.8)	$26.44		$11
Forfeited	(1.9)	$43.24
Outstanding as of December 31, 2015	10.4	$37.38	1.0	$5
Vested and expected to vest as of December 31, 2015	10.3	$37.38	1.0	$5
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

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	0.83%	0.59%	0.45%
Expected term (years)	1.02	1.30	1.38
Expected volatility	31.59%	27.72%	22.77%
Dividend yield	—	—	—
As of December 31, 2015 and 2014, the weighted-average fair value of SARs outstanding was $1.15 and $4.12 per award. The Company made cash payments of $11 million, $29 million and $11 million to settle exercised SARs during 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $4 million of unrecognized compensation cost, net of estimated forfeitures, related to SARs, which is expected to be recognized over a weighted-average period of 0.9 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unit Awards
Unit awards represent the contingent right to receive a cash payment for the amount by which the vesting price exceeds the grant price. Because unit awards are cash-settled, the Company remeasures the fair value and compensation expense of outstanding unit awards each reporting date until settlement. During the year ended December 31, 2015, the Company made cash payments of $14 million to settle all 1.2 million remaining unit awards, which had a weighted-average grant price of $20.59.
Employee Stock Purchase Plan
The DESPP enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. Unless otherwise determined by the Company’s Compensation Committee, the purchase price for shares offered under the DESPP is 85% of the closing price of the Company’s Series A common stock on the purchase date. The Company recognizes the fair value of the discount associated with shares purchased in selling, general and administrative expense on the consolidated statement of operations. The Company’s Board of Directors has authorized 9 million shares of the Company’s common stock to be issued under the DESPP. During the years ended December 31, 2015, 2014 and 2013 the Company issued 208 thousand, 191 thousand and 141 thousand shares under the DESPP, respectively, and received cash totaling $5 million, $6 million and $5 million, respectively.
NOTE 14. RETIREMENT SAVINGS PLANS
The Company has defined contribution and other savings plans for the benefit of its employees that meet eligibility requirements. Eligible employees may contribute a portion of their compensation to the plans, which may be subject to certain statutory limitations. For these plans, the Company also makes contributions including discretionary contributions, subject to plan provisions, which vest immediately. The Company made total contributions of $36 million, $33 million and $28 million during 2015, 2014 and 2013, respectively. The Company's contributions were recorded in selling, general and administrative expense in the consolidated statements of operations.
The Company’s savings plans include a deferred compensation plan through which members of the Company’s executive team in the U.S. may elect to defer up to 50% of their eligible compensation. The amounts deferred are invested in various mutual funds at the direction of the executive, which are used to finance payment of the deferred compensation obligation. Distributions from the deferred compensation plan are made upon termination or other events as specified in the plan. The Company has established a separate trust to hold the investments that finance the deferred compensation obligation. The accounts of the separate trust are included in the Company’s consolidated financial statements. The investments are included in prepaid expenses and other current assets and the deferred compensation obligation is included in accrued liabilities in the consolidated balance sheets. The values of the investments and deferred compensation obligation are recorded at fair value. Changes in the fair value of the investments are offset by changes in the fair value of the deferred compensation obligation. (See Note 5.)
NOTE 15. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges, by reportable segment were as follows (in millions).

	Year Ended December 31,
	2015	2014	2013
U.S. Networks	$33	$61	$4
International Networks	14	24	11
Education and Other	2	3	—
Corporate	1	2	1
Total restructuring and other charges	$50	$90	$16

	Year Ended December 31,
	2015	2014	2013
Restructuring charges	$29	$35	$16
Other charges	21	55	—
Total restructuring and other charges	$50	$90	$16

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges relate to management changes, cost reduction efforts and contract terminations. Other charges during 2015 and 2014 result from content impairments primarily at the Company's U.S. Networks segment due to the cancellation of certain high profile series as a result of legal circumstances pertaining to the associated talent. Additionally, the consolidation and subsequent rebranding of Discovery Family resulted in content impairments in 2014 that were reflected as a component of restructuring and other (See Note 6).
Changes in restructuring and other liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Relocations/ Terminations	Total
December 31, 2012	$3	$3	$6
Net accruals	—	16	16
Cash paid	(1)	(14)	(15)
December 31, 2013	2	5	7
Net accruals	3	32	35
Cash paid	(1)	(22)	(23)
December 31, 2014	4	15	19
Net accruals	3	26	29
Cash paid	(5)	(20)	(25)
December 31, 2015	$2	$21	$23
NOTE 16. INCOME TAXES
The domestic and foreign components of income from continuing operations before income taxes were as follows (in millions).

	Year Ended December 31,
	2015	2014	2013
Domestic	$1,281	$1,251	$1,104
Foreign	278	496	632
Income before income taxes	$1,559	$1,747	$1,736
The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$306	$529	$333
State and local	57	64	68
Foreign	146	198	175
	509	791	576
Deferred:
Federal	59	(112)	113
State and local	(10)	(16)	(2)
Foreign	(47)	(53)	(28)
	2	(181)	83
Income taxes	$511	$610	$659
The Company has a regional ownership structure for its international operations. The regional holding companies are foreign corporations whose earnings will not be taxed in the U.S. until the earnings are repatriated to the U.S. The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of these foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings was approximately $495 million at December 31, 2015. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed earnings is not practicable.
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	2%	2%	3%
Effect of foreign operations	1%	2%	2%
Domestic production activity deductions	(3)%	(3)%	(2)%
Change in uncertain tax positions	(1)%	(1)%	—%
Remeasurement gain on previously held equity interest	—%	—%	(2)%
Other, net	(1)%	—%	2%
Effective income tax rate	33%	35%	38%

Components of deferred income tax assets and liabilities were as follows (in millions).

	December 31,
	2015	2014
Deferred income tax assets:
Accounts receivable	$2	$3
Tax attribute carry-forward	46	30
Unrealized loss on derivatives and foreign currency translation adjustments	(5)	(16)
Accrued liabilities and other	223	243
Total deferred income tax assets	266	260
Valuation allowance	(19)	(13)
Net deferred income tax assets	247	247
Deferred income tax liabilities:
Intangible assets	(460)	(521)
Content rights	(143)	(140)
Equity method investments	(88)	(64)
Notes receivable	(8)	(8)
Other	(18)	(15)
Total deferred income tax liabilities	(717)	(748)
Net deferred income tax liabilities	$(470)	$(501)
The Company’s deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	December 31,
	2015	2014
Deferred income tax assets(a)	$86	$87
Deferred income tax liabilities	(556)	(588)
Net deferred income tax liabilities	$(470)	$(501)

(a) As of December 31, 2015, deferred income tax assets include $18 million in noncurrent deferred income tax assets, which are reflected as a component of other noncurrent assets on the consolidated balance sheet.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s operating loss carry-forwards were reported on the consolidated balance sheets as follows (in millions).

	Federal(a)	State	Foreign
Operating loss carry-forwards	$17	$608	$61
Deferred tax asset related to loss carry-forwards	$6	$12	$16
Valuation allowance against loss carry-forwards	$(3)	$(10)	$(6)
Earliest expiration date of loss carry-forwards	2028	2016	2016

(a) The use of the federal operating loss carry-forwards is subject to annual limitations.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest and penalty amounts) is as follows (in millions).

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$176	$185	$128
Additions based on tax positions related to the current year	30	40	25
Additions for tax positions of prior years	17	82	36
Additions for tax positions acquired in business combinations	3	6	9
Reductions for tax positions of prior years	(21)	(129)	(8)
Settlements	(16)	—	(3)
Reductions due to lapse of statutes of limitations	(13)	(8)	(2)
Reductions due to foreign currency exchange rates	(3)	—	—
Ending balance	$173	$176	$185
The balances as of December 31, 2015, 2014 and 2013 included $173 million, $176 million and $131 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions. For the year ended December 31, 2015, increases in unrecognized tax benefits related to the uncertainty of allocation and taxation of income among multiple jurisdictions was offset by the movements of tax positions as a result of multiple audit resolutions and lapse of statutes of limitations.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under examination by the IRS for its 2009 and 2012 to 2014 consolidated federal income tax returns. The Company does not anticipate any material adjustments. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006. Adjustments that arose from the completion of audits for certain tax years have been included in the change in uncertain tax positions in the Company's effective tax rate reconciliation table above.
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $76 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of December 31, 2015, 2014 and 2013, the Company had accrued approximately $20 million, $17 million and $11 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 17. EARNINGS PER SHARE
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the computation for income available to Discovery Communications, Inc. stockholders (in millions).

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$1,048	$1,137	$1,077
Less:
Allocation of undistributed income to Series A convertible preferred stock	(224)	(236)	(212)
Net income attributable to noncontrolling interests	(1)	(2)	(1)
Net (income) loss attributable to redeemable noncontrolling interests	(13)	4	(1)
Redeemable noncontrolling interest adjustments to redemption value	—	(1)	(2)
Net income available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders for basic net income per share	$810	$902	$861
Allocation of net income available to Discovery Communications Inc. Series A, B and C common stockholders and Series C convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	686	758	727
Series C convertible preferred stockholders	124	144	134
Total	810	902	861
Add:
Allocation of undistributed income to Series A convertible preferred stockholders	224	236	212
Net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share	$1,034	$1,138	$1,073
Net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share. For the years ended December 31, 2015 , 2014 and 2013, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $123 million, $143 million and $133 million, respectively.
The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Year Ended December 31,
	2015	2014	2013
Denominator:
Weighted average Series A, B and C common shares outstanding — basic	432	454	484
Weighted average impact of assumed preferred stock conversion	219	227	231
Weighted average dilutive effect of equity awards	5	6	7
Weighted average Series A, B and C common shares outstanding — diluted	656	687	722

Weighted average Series C convertible preferred stock outstanding — basic and diluted	39	43	45
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the Company's calculated earnings per share.

	Year Ended December 31,
	2015	2014	2013
Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$1.59	$1.67	$1.50
Series C convertible preferred stockholders	$3.18	$3.34	$3.00

Diluted net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$1.58	$1.66	$1.49
Series C convertible preferred stockholders	$3.16	$3.32	$2.98
Series C convertible preferred earnings per share amounts may not recalculate due to rounding.
The table below presents the details of the equity-based awards and preferred shares that were excluded from the calculation of diluted earnings per share (in millions).

	Year Ended December 31,
	2015	2014	2013
Anti-dilutive stock options and RSUs	6	4	2
PRSUs whose performance targets are not achieved	3	3	2
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SUPPLEMENTAL DISCLOSURES
Valuation and Qualifying Accounts
Changes in valuation and qualifying accounts consisted of the following (in millions).

	Beginning of Year	Additions	Write-offs	Utilization	End of Year
2015
Allowance for doubtful accounts	$39	$8	$(7)	$—	$40
Deferred tax valuation allowance	13	6	—	—	19
2014
Allowance for doubtful accounts	16	28	(5)	—	39
Deferred tax valuation allowance	18	1	(5)	(1)	13
2013
Allowance for doubtful accounts	12	6	(2)	—	16
Deferred tax valuation allowance	23	7	(11)	(1)	18
Accrued Liabilities
Accrued liabilities consisted of the following (in millions).

	December 31,
	2015	2014
Accrued payroll and related benefits	$449	$441
Content rights payable	217	198
Accrued interest	61	50
Accrued income taxes	30	120
Current portion of equity-based compensation liabilities	5	32
Other accrued liabilities	226	253
Total accrued liabilities	$988	$1,094
Other (Expense) Income, Net
Other (expense) income, net, consisted of the following (in millions).

	Year Ended December 31,
	2015	2014	2013
Foreign currency (losses) gains, net	$(103)	$(22)	$23
Gains (losses) on derivative instruments	5	1	(56)
Remeasurement gain on previously held equity interest	2	29	92
Other expense, net	(1)	(17)	(10)
Total other (expense) income, net	$(97)	$(9)	$49

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Plan Proceeds, Net
Equity-based plan proceeds, net consisted of the following (in millions).

	Year Ended December 31,
	2015	2014	2013
Tax settlements associated with equity-based plans	$(27)	$(27)	$(22)
Proceeds from issuance of common stock in connection with equity-based plans	21	41	51
Excess tax benefits from equity-based compensation	12	30	44
Total equity-based plan proceeds, net	$6	$44	$73
Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014	2013

Cash paid for taxes, net	$653	$686	$484
Cash paid for interest, net	312	315	299
Noncash investing and financing activities:
Contingent consideration obligations from business acquisitions	13	—	—
Accrued purchases of property and equipment	12	13	11
Contingent consideration receivable from business dispositions	6	—	—
Assets acquired under capital lease arrangements	5	43	87

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
Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as OWN and All3Media, or minority partners of consolidated subsidiaries. Following the Company's consolidation of Discovery Family on September 23, 2014, transactions with Hasbro Studios for content are reflected as related party expenses. Discovery Family has a seven year programming arrangement with Hasbro Studios.
The table below presents a summary of the transactions with related parties (in millions).

	Year Ended December 31,
	2015	2014	2013
Revenues and service charges:
Liberty Group	$171	$157	$120
Equity method investees	62	104	75
Other	35	34	28
Total revenues and service charges	$268	$295	$223
Interest income(a)	$23	$33	$35
Expenses	$(67)	$(37)	$(27)

(a) The Company records interest earnings from loans to equity method investees as a component of income from equity method investees, net, in the consolidated statements of operations. (See Note 4.)
The table below presents receivables due from related parties (in millions).

	December 31,
	2015	2014
Receivables	$37	$42
Note receivable (See Note 4.)	384	457

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
As of December 31, 2015, the Company’s significant contractual commitments, including related payments due by period, were as follows (in millions).

	Leases
Year Ending December 31,	Operating	Capital	Content	Other	Total
2016	$72	$39	$768	$302	$1,181
2017	63	28	389	258	738
2018	55	17	382	219	673
2019	39	16	316	169	540
2020	39	36	498	128	701
Thereafter	13	39	1,022	148	1,222
Total minimum payments	281	175	3,375	1,224	5,055
Amounts representing interest	—	(33)	—	—	(33)
Total	$281	$142	$3,375	$1,224	$5,022
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
Although the Company had limited funding commitments to equity method investees as of December 31, 2015, the Company may provide uncommitted additional funding to its equity method investments in the future. The Company also has the conditional obligation to issue or acquire additional shares of preferred stock. (See Note 12.)
Contingencies
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. No amounts have been recorded by the Company for the Harpo put right. (See Note 4.) Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in Discovery Family and Discovery Japan, respectively. The Company recorded the value of the put rights for Discovery Family and Discovery Japan as a component of redeemable equity in the amounts of $214 million and $26 million, respectively. (See Note 11.) On July 22, 2015, TF1 exercised its right to put the entirety of its remaining 49% noncontrolling interest in Eurosport to the Company for €491 million ($551 million as of the date redemption became mandatory). The transaction closed on October 1, 2015 for $548 million. (See Note 11.)
Legal Matters
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

particular subsequent reporting period is not known, management does not believe that the resolution of these other matters will have a material adverse effect on the Company's consolidated financial position, future results of operations or cash flows.
Guarantees
There were no guarantees recorded as of December 31, 2015 and December 31, 2014.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2015 and 2014.
NOTE 21. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on (i) financial information reviewed by its chief operating decision maker ("CODM"), the Chief Executive Officer ("CEO"), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions.
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
Revenues by Segment

	Year Ended December 31,
	2015	2014	2013
U.S. Networks	$3,131	$2,950	$2,947
International Networks	3,092	3,157	2,459
Education and Other	173	160	140
Corporate and inter-segment eliminations	(2)	(2)	(11)
Total revenues	$6,394	$6,265	$5,535

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjusted OIBDA by Segment

	Year Ended December 31,
	2015	2014	2013
U.S. Networks	$1,774	$1,680	$1,712
International Networks	961	1,124	949
Education and Other	(2)	6	30
Corporate and inter-segment eliminations	(335)	(319)	(289)
Total Adjusted OIBDA	$2,398	$2,491	$2,402
Reconciliation of Total Adjusted OIBDA to Income before income taxes

	Year Ended December 31,
	2015	2014	2013
Total Adjusted OIBDA	$2,398	$2,491	$2,402
Amortization of deferred launch incentives	(16)	(11)	(18)
Mark-to-market equity-based compensation	—	(31)	(136)
Depreciation and amortization	(330)	(329)	(276)
Restructuring and other charges	(50)	(90)	(16)
(Loss) gain on disposition	(17)	31	19
Operating income	1,985	2,061	1,975
Interest expense	(330)	(328)	(306)
Income from equity investees, net	1	23	18
Other (expense) income, net	(97)	(9)	49
Income before income taxes	$1,559	$1,747	$1,736
Total Assets by Segment

	December 31,
	2015	2014
U.S. Networks	$3,295	$3,315
International Networks	5,151	5,443
Education and Other	520	320
Corporate and inter-segment eliminations	6,898	6,892
Total assets	$15,864	$15,970
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company's segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company's CEO. Goodwill allocated to the U.S. Networks and International Networks reporting segments to account for goodwill is disclosed in Note 8.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Content Amortization and Impairment Expense by Segment

	Year Ended December 31,
	2015	2014	2013
U.S. Networks	$771	$732	$626
International Networks	931	826	564
Education and Other	7	4	3
Corporate and inter-segment eliminations	—	(5)	(3)
Total content amortization and impairment expense	$1,709	$1,557	$1,190
Content amortization and impairment expenses are generally included in costs of revenues on the consolidated statements of operations (see Note 6).
Revenues by Country

	Year Ended December 31,
	2015	2014	2013
U.S.	$3,261	$3,081	$3,071
Non-U.S.	3,133	3,184	2,464
Total revenues	$6,394	$6,265	$5,535
Distribution and advertising revenues are attributed to each country based on viewer location. Other revenues are attributed to each country based on customer location.
Property and Equipment by Country

	December 31,
	2015	2014
U.S.	$252	$261
U.K.	129	152
Other non-U.S.	107	141
Total property and equipment, net	$488	$554
Property and equipment balances are allocated to each country based on the location of the asset.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015(a)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$1,537	$1,654	$1,557	$1,646
Operating income	482	557	505	441
Net income	250	289	283	226
Net income available to Discovery Communications, Inc.	250	286	279	219
Earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders
Basic	$0.38	$0.44	$0.43	$0.34
Diluted	$0.37	$0.44	$0.43	$0.34

	2014(a)(b)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$1,411	$1,610	$1,568	$1,676
Operating income	434	640	511	476
Net income	231	384	287	235
Net income available to Discovery Communications, Inc.	230	379	280	250
Earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders
Basic	$0.33	$0.55	$0.41	$0.38
Diluted	$0.33	$0.54	$0.41	$0.38

(a) On May 30, 2014, the Company acquired a controlling interest in Eurosport and, as a result, the accounting for Eurosport was changed from an equity method investment to a consolidated subsidiary. On March 31, 2015, the Company completed its acquisition of an additional 31% interest in Eurosport France upon resolution of certain regulatory matters. On June 30, 2015, the Company disposed of its radio operations in SBS Nordic. (See Note 3.)
(b)On September 23, 2014, the Company acquired an additional 10% ownership interest in Discovery Family and, as a result, the accounting for Discovery Family was changed from an equity method investment to a consolidated subsidiary. (See Note 3.)
NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Overview
As of December 31, 2015 and 2014, all of the outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 9.) The Company fully and unconditionally guarantees the senior notes on an unsecured basis. Each of the Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Company's current Registration Statement on Form S-3 that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$3	$387	$—	$—	$390
Receivables, net	—	—	435	1,044	—	—	1,479
Content rights, net	—	—	9	304	—	—	313
Deferred income taxes	—	—	36	32	—	—	68
Prepaid expenses and other current assets	47	26	163	110	—	—	346
Inter-company trade receivables, net	—	—	74	—	—	(74)	—
Total current assets	47	26	720	1,877	—	(74)	2,596
Investment in and advances to subsidiaries	5,406	5,381	7,539	—	3,618	(21,944)	—
Noncurrent content rights, net	—	—	601	1,429	—	—	2,030
Goodwill	—	—	3,769	4,395	—	—	8,164
Intangible assets, net	—	—	290	1,440	—	—	1,730
Equity method investments	—	—	25	542	—	—	567
Other noncurrent assets	—	20	103	674	—	(20)	777
Total assets	$5,453	$5,427	$13,047	$10,357	$3,618	$(22,038)	$15,864
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$98	$21	$—	$—	$119
Other current liabilities	—	—	470	990	—	—	1,460
Inter-company trade payables, net	—	—	—	74	—	(74)	—
Total current liabilities	—	—	568	1,085	—	(74)	1,579
Noncurrent portion of debt	—	—	6,724	892	—	—	7,616
Other noncurrent liabilities	2	—	374	600	21	(20)	977
Total liabilities	2	—	7,666	2,577	21	(94)	10,172
Redeemable noncontrolling interests	—	—	—	241	—	—	241
Equity attributable to Discovery Communications, Inc.	5,451	5,427	5,381	7,539	3,597	(21,944)	5,451
Total liabilities and equity	$5,453	$5,427	$13,047	$10,357	$3,618	$(22,038)	$15,864

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,909	$4,498	$—	$(13)	$6,394
Costs of revenues, excluding depreciation and amortization	—	—	500	1,847	—	(4)	2,343
Selling, general and administrative	15	—	265	1,398	—	(9)	1,669
Depreciation and amortization	—	—	35	295	—	—	330
Restructuring and other charges	—	—	28	22	—	—	50
Loss on disposition	—	—	—	17	—	—	17
Total costs and expenses	15	—	828	3,579	—	(13)	4,409
Operating (loss) income	(15)	—	1,081	919	—	—	1,985
Equity in earnings of subsidiaries	1,044	1,044	505	—	696	(3,289)	—
Interest expense	—	—	(318)	(12)	—	—	(330)
Income from equity investees, net	—	—	4	(3)	—	—	1
Other income (expense), net	—	—	9	(106)	—	—	(97)
Income before income taxes	1,029	1,044	1,281	798	696	(3,289)	1,559
Benefit from (provision for) income taxes	5	—	(237)	(279)	—	—	(511)
Net income	1,034	1,044	1,044	519	696	(3,289)	1,048
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(13)	(13)
Net income available to Discovery Communications, Inc.	$1,034	$1,044	$1,044	$519	$696	$(3,303)	$1,034

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,871	$4,396	$—	$(2)	$6,265
Costs of revenues, excluding depreciation and amortization	—	—	454	1,671	—	(1)	2,124
Selling, general and administrative	15	—	223	1,455	—	(1)	1,692
Depreciation and amortization	—	—	34	295	—	—	329
Restructuring and other charges	—	—	17	73	—	—	90
Gain on disposition	—	—	—	(31)	—	—	(31)
Total costs and expenses	15	—	728	3,463	—	(2)	4,204
Operating (loss) income	(15)	—	1,143	933	—	—	2,061
Equity in earnings of subsidiaries	1,148	1,148	561	—	765	(3,622)	—
Interest expense	—	—	(319)	(9)	—	—	(328)
Income from equity method investees, net	—	—	10	13	—	—	23
Other income (expense), net	—	—	36	(45)	—	—	(9)
Income before income taxes	1,133	1,148	1,431	892	765	(3,622)	1,747
Benefit from (provision for) income taxes	6	—	(283)	(333)	—	—	(610)
Net income	1,139	1,148	1,148	559	765	(3,622)	1,137
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	4	4
Net income available to Discovery Communications, Inc.	$1,139	$1,148	$1,148	$559	$765	$(3,620)	$1,139

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,867	$3,678	$—	$(10)	$5,535
Costs of revenues, excluding depreciation and amortization	—	—	445	1,252	—	(8)	1,689
Selling, general and administrative	15	—	270	1,315	—	(2)	1,598
Depreciation and amortization	—	—	36	240	—	—	276
Restructuring and other charges	—	—	1	15	—	—	16
Gain on disposition	—	—	—	(19)	—	—	(19)
Total costs and expenses	15	—	752	2,803	—	(10)	3,560
Operating (loss) income	(15)	—	1,115	875	—	—	1,975
Equity in earnings of subsidiaries	1,084	1,084	620	—	723	(3,511)	—
Interest expense	—	—	(299)	(7)	—	—	(306)
Income from equity investees, net	—	—	4	14	—	—	18
Other (expense) income, net	—	—	(50)	99	—	—	49
Income before income taxes	1,069	1,084	1,390	981	723	(3,511)	1,736
Benefit from (provision for) income taxes	6	—	(306)	(359)	—	—	(659)
Net income	1,075	1,084	1,084	622	723	(3,511)	1,077
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income available to Discovery Communications, Inc.	$1,075	$1,084	$1,084	$622	$723	$(3,513)	$1,075

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended to December 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$1,034	$1,044	$1,044	$519	$696	$(3,289)	$1,048
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(201)	(201)	(201)	(199)	(134)	735	(201)
Market value adjustments	(25)	(25)	(25)	(25)	(17)	92	(25)
Derivative adjustments	(1)	(1)	(1)	(3)	(1)	6	(1)
Comprehensive income	807	817	817	292	544	(2,456)	821
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive loss attributable to redeemable noncontrolling interests	23	23	23	23	15	(97)	10
Comprehensive income attributable to Discovery Communications, Inc.	$830	$840	$840	$315	$559	$(2,554)	$830

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended to December 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$1,139	$1,148	$1,148	$559	$765	$(3,622)	$1,137
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(399)	(399)	(399)	(397)	(266)	1,461	(399)
Market value adjustments	(2)	(2)	(2)	(2)	(2)	8	(2)
Derivative adjustments	(11)	(11)	(11)	10	(7)	19	(11)
Comprehensive income	727	736	736	170	490	(2,134)	725
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Comprehensive loss attributable to redeemable noncontrolling interests	40	40	40	40	27	(143)	44
Comprehensive income attributable to Discovery Communications, Inc.	$767	$776	$776	$210	$517	$(2,279)	$767

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended to December 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$1,075	$1,084	$1,084	$622	$723	$(3,511)	$1,077
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(11)	(11)	(11)	(10)	(7)	39	(11)
Market value adjustments	2	2	2	5	1	(10)	2
Derivative adjustments	6	6	6	6	4	(22)	6
Comprehensive income	1,072	1,081	1,081	623	721	(3,504)	1,074
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive loss attributable to redeemable noncontrolling interests	3	3	3	3	2	(12)	2
Comprehensive income attributable to Discovery Communications, Inc.	$1,075	$1,084	$1,084	$626	$723	$(3,517)	$1,075

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(134)	$(15)	$422	$1,004	$—	$—	$1,277
Investing Activities
Purchases of property and equipment	—	—	(17)	(86)	—	—	(103)
Business acquisitions, net of cash acquired	—	—	—	(80)	—	—	(80)
Payments for derivative instruments	—	—	(11)	2	—	—	(9)
Proceeds from dispositions, net of cash disposed	—	—	—	61	—	—	61
Distributions from equity method investees	—	—	—	87	—	—	87
Investments in equity method investees, net	—	—	(10)	(51)	—	—	(61)
Investments in available-for-sale and cost method investments	—	—	—	(211)	—	—	(211)
Inter-company distributions	—	—	37	—	—	(37)	—
Other investing activities, net	—	—	—	15	—	—	15
Cash (used in) provided by investing activities	—	—	(1)	(263)	—	(37)	(301)
Financing Activities
Commercial paper repayments, net	—	—	(136)	—	—	—	(136)
Borrowings under revolving credit facility	—	—	—	1,016	—	—	1,016
Principal repayments of revolving credit facility	—	—	(13)	(252)	—	—	(265)
Borrowings from debt, net of discount	—	—	936	—	—	—	936
Principal repayments of debt	—	—	(849)	—	—	—	(849)
Principal repayments of capital lease obligations	—	—	(5)	(22)	—	—	(27)
Repurchases of stock	(951)	—	—	—	—	—	(951)
Purchase of redeemable noncontrolling interests	—	—	—	(548)	—	—	(548)
Payments to redeemable noncontrolling interests	—	—	—	(42)	—	—	(42)
Equity-based plan payments, net	6	—	—	—	—	—	6
Hedge of borrowings from debt instruments	—	—	(29)	—	—	—	(29)
Inter-company distributions	—	—	—	(37)	—	37	—
Inter-company contributions and other financing activities, net	1,079	15	(330)	(777)	—	—	(13)
Cash provided by (used in) financing activities	134	15	(426)	(662)	—	37	(902)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(51)	—	—	(51)
Net change in cash and cash equivalents	—	—	(5)	28	—	—	23
Cash and cash equivalents, beginning of period	—	—	8	359	—	—	367
Cash and cash equivalents, end of period	$—	$—	$3	$387	$—	$—	$390

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$111	$(17)	$269	$955	$—	$—	$1,318
Investing Activities
Purchases of property and equipment	—	—	(16)	(104)	—	—	(120)
Business acquisitions, net of cash acquired	—	—	(64)	(308)	—	—	(372)
Proceeds from disposition, net of cash disposed	—	—	—	45	—	—	45
Distribution from equity method investees	—	—	—	61	—	—	61
Investments in equity method investees, net	—	—	(5)	(172)	—	—	(177)
Other investing activities, net	—	—	—	(5)	—	—	(5)
Cash used in investing activities	—	—	(85)	(483)	—	—	(568)
Financing Activities
Commercial paper borrowings, net	—	—	229	—	—	—	229
Borrowings under revolving credit facility	—	—	553	145	—	—	698
Principal repayments of revolving credit facility	—	—	(540)	(120)	—	—	(660)
Borrowings from debt, net of discount	—	—	415	—	—	—	415
Principal repayments of capital lease obligations	—	—	(4)	(15)	—	—	(19)
Repurchases of stock	(1,422)	—	—	—	—	—	(1,422)
Equity-based plan proceeds, net	44	—	—	—	—	—	44
Inter-company contributions and other financing activities, net	1,267	17	(952)	(351)	—	—	(19)
Cash (used in) provided by financing activities	(111)	17	(299)	(341)	—	—	(734)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(57)	—	—	(57)
Net change in cash and cash equivalents	—	—	(115)	74	—	—	(41)
Cash and cash equivalents, beginning of period	—	—	123	285	—	—	408
Cash and cash equivalents, end of period	$—	$—	$8	$359	$—	$—	$367

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(16)	$(11)	$288	$1,024	$—	$—	$1,285
Investing Activities
Purchases of property and equipment	—	—	(19)	(96)	—	—	(115)
Business acquisitions, net of cash acquired	—	—	—	(1,861)	—	—	(1,861)
Payments for derivative instruments	—	—	(55)	—	—	—	(55)
Proceeds from disposition, net of cash acquired	—	—	—	28	—	—	28
Distributions from equity method investees	—	—	—	47	—	—	47
Investments in equity method investees, net	—	—	(1)	(27)	—	—	(28)
Other investing activities, net	—	—	—	(3)	—	—	(3)
Cash used in investing activities	—	—	(75)	(1,912)	—	—	(1,987)
Financing Activities
Borrowings from debt, net of discount	—	—	1,198	—	—	—	1,198
Principal repayments of capital lease obligations	—	—	(7)	(25)	—	—	(32)
Repurchases of stock	(1,305)	—	—	—	—	—	(1,305)
Equity-based plan proceeds, net	73	—	—	—	—	—	73
Inter-company contributions and other financing activities, net	1,248	11	(2,303)	1,025	—	—	(19)
Cash provided (used in) by financing activities	16	11	(1,112)	1,000	—	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	—	(6)
Net change in cash and cash equivalents	—	—	(899)	106	—	—	(793)
Cash and cash equivalents, beginning of period	—	—	1,022	179	—	—	1,201
Cash and cash equivalents, end of period	$—	$—	$123	$285	$—	$—	$408

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.

PART III
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (“2016 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.
ITEM 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2016 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, which are incorporated herein by reference.
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
ITEM 11. Executive Compensation.
Information regarding executive compensation will be set forth in our 2016 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” which are incorporated herein by reference.
Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2016 Proxy Statement under the captions “Risk Considerations in our Compensation Programs,” “Board Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee,” respectively, which are incorporated herein by reference.
Information regarding compensation committee reports will be set forth in our 2016 Proxy Statement under the captions “Report of the Compensation Committee” and “Report of the Equity Compensation Subcommittee of the Compensation Committee,” which are incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2016 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.
Information regarding security ownership of certain beneficial owners and management will be set forth in our 2016 Proxy Statement under the captions “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Certain Beneficial Owners of Discovery” and “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Discovery Management,” which are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence will be set forth in our 2016 Proxy Statement under the captions “Certain Relationships and Related Person Transactions,” “Policy Governing Related Person Transactions,” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services will be set forth in our 2016 Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Description of Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm,” which are incorporated herein by reference.

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
3. The following exhibits are filed or furnished as part of this Annual Report on Form 10-K pursuant to Item 601 of SEC Regulation S-K and Item 15(b) of Form 10-K:

EXHIBITS INDEX

Exhibit No.                    Description

3.1	Form of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 2”))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on November 16, 2009 (SEC File No. 001-34177))

4.1
Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (the “Registration Statement”))

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Registration Statement (SEC File No. 333-151586))

4.3	Specimen certificate for shares of the Registrant’s Series C common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registration Statement (SEC File No. 333-151586))

4.4
Form of Registration Rights Agreement, by and between Discovery Communications, Inc. and Advance/Newhouse content Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement (SEC 333-151586))

4.5
Form of Rights Agreement, by and between Discovery Communications, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Registration Statement (SEC File No. 333-151586))

4.6
Amendment No. 1 to Rights Agreement between Discovery Communications, Inc. and Computershare Trust Company, N.A. dated December 10, 2008 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 11, 2008 (SEC File No. 001-34177))

4.7
Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009 (SEC File No. 001-34177))

4.8
Supplemental Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2009 (SEC File No. 001-34177))

4.9
Second Supplemental Indenture dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010 (SEC File No. 001-34177))

4.10
Third Supplemental Indenture, dated as of June 20, 2011, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 21, 2011 (SEC File No. 001-34177))

4.11
Fourth Supplemental Indenture, dated as of May 17, 2012, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 17, 2012 (SEC File No. 001-34177))

4.12
Fifth Supplemental Indenture, dated as of March 19, 2013, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2013 (SEC File No. 001-34177))

EXHIBITS INDEX

Exhibit No.                    Description

4.13
Sixth Supplemental Indenture, dated as of March 7, 2014, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as trustee and Evalon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on March 7, 2014 (SEC File No. 001-34177))

4.14
Seventh Supplemental Indenture, dated March 2, 2015, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 2, 2015 (SEC File No. 001-34177))

4.15
Eighth Supplemental Indenture, dated March 19, 2015, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee, and Elavon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2015 (SEC File No. 001-34177))

4.16
Credit Agreement, dated as of June 20, 2014, among Discovery Communications, LLC ("DCL"), certain wholly owned subsidiaries of DCL, as borrower, Discovery Communications, Inc., as facility guarantor, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 23, 2014 (SEC File No. 001-34177))

10.1	Discovery Communications U.S. Executive Relocation Policy (incorporated by reference to Exhibit 10.1 to the Registration Statement (SEC File No. 333-151586))*

10.2	Discovery Communications Executive Benefit Summary (incorporated by reference to Exhibit 10.2 to the Registration Statement (SEC File No. 333-151586))*

10.3	Discovery Communications Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement (SEC File No. 333-151586))*

10.4
Amended and Restated Discovery Communications, LLC Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2009 (SEC File No. 001-34177))*

10.5	Amended and Restated Discovery Appreciation Plan (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on October 7, 2008 (SEC File No. 001-34177))*

10.6	Discovery Communications, Inc. 2005 Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.6 to Amendment No. 2 (SEC File No. 333-151586))*

10.7	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 19, 2011 (SEC File No. 001-34177))*

10.8	Discovery Communications, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 16, 2013 (SEC File No. 001-34177))*

10.9
Discovery Communications, Inc. 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective May 20, 2015) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2015 (SEC File No. 001-34177))*

10.10
Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (SEC File No. 000-51205) as filed on November 7, 2007)*

EXHIBITS INDEX

Exhibit No.                    Description

10.11	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 7, 2008 (SEC File No. 001-34177))*

10.12	Form of 7-year Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on October 7, 2008 (SEC File No. 001-34177))*

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 9, 2009 (SEC File No. 001-34177))*

10.14	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 4, 2009 (SEC File No. 001-34177))*

10.15	Form of Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.16	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.27 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.17	Form of Cash-Settled Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.28 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.18	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.29 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.19	Form of Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

10.20	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

10.21	Form of Stock Appreciation Right Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

10.22	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

10.23	Form of David Zaslav Cash-Settled Stock Appreciation Award Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 21, 2011 (SEC File No. 001-34177))*

10.24
Form of Discovery Performance Equity Program Nonqualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 16, 2013 (SEC File No. 001-34177))*

10.25	Form of Discovery Communications, Inc. Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 16, 2013 (SEC File No. 001-34177))*

EXHIBITS INDEX

Exhibit No.                    Description

10.26
Form of Discovery Communications, Inc. Performance Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 16, 2013 (SEC File No. 001-34177))*

10.27
Form of Discovery Performance Equity Program Cash-Settled Stock Appreciation Right Agreement for Employees (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on May 16, 2013 (SEC File No. 001-34177))*

10.28	Form of Special Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2014 (SEC File No. 001-34177))*

10.29
Form of David Zaslav One Year Performance Restricted Stock Unit (PRSU) Grant Agreement (incorporated by reference to Exhibit 10.45 to the Form 10-K filed on February 20, 2014 (SEC File No. 001-34177))*

10.30
Form of David Zaslav Three Year Performance Restricted Stock Unit (PRSU) Grant Agreement (incorporated by reference to Exhibit 10.46 to the Form 10-K filed on February 20, 2014 (SEC File No. 001-34177))*

10.31	Form of Stock Dividend Related Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.32	Form of Stock Dividend Related Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.33	Form of Stock Dividend Related Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.34	Form of Stock Dividend Related Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.35	Form of David Zaslav's Stock Dividend Related Discovery Appreciation Plan Letter (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.36
Form of David Zaslav's Stock Dividend Related Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.37
Form of David Zaslav's Stock Dividend Related Stock Appreciation Right Agreement for Pre-2014 Awards (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.38
Form of David Zaslav's Stock Dividend Related Stock Appreciation Right Agreement for the 2014 Award (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.39
Employment Agreement, dated as of November 28, 2006, between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 1”))*

EXHIBITS INDEX

Exhibit No.                    Description

10.40
Addendum to Employment Agreement dated September 9, 2009 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2009 (SEC File No. 001-34177))*

10.41
Second Addendum to Employment Agreement dated December 15, 2011 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 21, 2011 (SEC File No. 001-34177))*

10.42
Employment Agreement between Discovery Communications, Inc. and David Zaslav dated January 2, 2014 (incorporated by reference to Exhibit 10.44 to the Form 10-K filed on February 20, 2014 (SEC File No. 001-34177))*

10.43
Amended and Restated Employment Agreement, dated as of April 2, 2008, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.12 to the Amendment No. 1 (SEC File No. 333-151586))*

10.44
Amended and Restated Employment Agreement, dated as of July 21, 2010, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2010 (SEC File No. 001-34177))*

10.45
First Amendment to Employment Agreement, dated as of July 31, 2014, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

10.46
Employment Agreement, dated as of August 8, 2014, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

10.47
Amendment to Employment Agreement, dated September 24, 2015, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2015 (SEC File No. 001-34177))*

10.48
Employment Agreement dated as of January 9, 2012 between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 8, 2012 (SEC File No. 001-34177))*

10.49
Amendment to Employment Agreement dated as of June 1, 2012 between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.33 to the Form 10-K/A filed on February 19, 2013 (SEC File No. 001-34177))*

10.50
Employment Agreement, dated as of September 18, 2014, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

EXHIBITS INDEX

Exhibit No.                    Description

10.51
Employment Agreement, dated January 14, 2014, between Jean-Briac Perrette and Discovery Communications, LLC (incorporated by reference to Exhibit 10.54 to the Form 10-K filed on February 19, 2015 (SEC File No. 001-34177))*

10.52
Employment Agreement, dated as of March 1, 2014 between Adria Alpert Romm and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 5, 2015 (SEC File No. 001-34177))*

10.53
Form of Escrow Agreement, by and among Discovery Communications, Inc., Advance/Newhouse Programming Partnership, and the escrow agent (incorporated by reference to Exhibit 10.17 to Amendment No. 2 (SEC File No. 333-151586))

10.54
Share Repurchase Agreement, entered into as of May 22, 2014, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2014 (SEC File No. 001-34177))

10.57
Letter Amendment, dated August 25, 2014, between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 26, 2014 (SEC File No. 001-34177))

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)

14	Discovery Communications, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 8-K filed on April 30, 2012 (SEC File No. 001-34177))

21	List of Subsidiaries of Discovery Communications, Inc. (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

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
†Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014, and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: February 18, 2016	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 18, 2016
David M. Zaslav

/s/ Andrew Warren	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2016
Andrew Warren

/s/ Kurt T. Wehner	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2016
Kurt T. Wehner

/s/ S. Decker Anstrom	Director	February 18, 2016
S. Decker Anstrom

/s/ Robert R. Beck	Director	February 18, 2016
Robert R. Beck

/s/ Robert R. Bennett	Director	February 18, 2016
Robert R. Bennett

/s/ Paul A. Gould	Director	February 18, 2016
Paul A. Gould

/s/ John C. Malone	Director	February 18, 2016
John C. Malone

/s/ Robert J. Miron	Director	February 18, 2016
Robert J. Miron

/s/ Steven A. Miron	Director	February 18, 2016
Steven A. Miron

/s/ M. LaVoy Robison	Director	February 18, 2016
M. LaVoy Robison

/s/ J. David Wargo	Director	February 18, 2016
J. David Wargo