Form 10-Q
period 2016-03-31
Discovery Communications, Inc.
filed 2016-05-05
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of April 28, 2016:

Series A Common Stock, par value $0.01 per share	150,480,876
Series B Common Stock, par value $0.01 per share	6,514,584
Series C Common Stock, par value $0.01 per share	248,724,491

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$333	$390
Receivables, net	1,520	1,479
Content rights, net	352	313
Deferred income taxes	91	68
Prepaid expenses and other current assets	371	346
Total current assets	2,667	2,596
Noncurrent content rights, net	2,029	2,030
Property and equipment, net	466	488
Goodwill	8,207	8,164
Intangible assets, net	1,718	1,730
Equity method investments	529	567
Other noncurrent assets	262	289
Total assets	$15,878	$15,864
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$171	$282
Accrued liabilities	974	988
Deferred revenues	205	190
Current portion of debt	25	119
Total current liabilities	1,375	1,579
Noncurrent portion of debt	7,965	7,616
Deferred income taxes	510	556
Other noncurrent liabilities	414	421
Total liabilities	10,264	10,172
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	248	241
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 35 and 38 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 153 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 377 and 376 shares issued	4	4
Additional paid-in capital	7,027	7,021
Treasury stock, at cost	(5,675)	(5,461)
Retained earnings	4,621	4,517
Accumulated other comprehensive loss	(614)	(633)
Total equity	5,366	5,451
Total liabilities and equity	$15,878	$15,864
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Distribution	$801	$758
Advertising	687	687
Other	73	92
Total revenues	1,561	1,537
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	592	565
Selling, general and administrative	408	400
Depreciation and amortization	79	81
Restructuring and other charges	6	9
Gain on disposition	(13)	—
Total costs and expenses	1,072	1,055
Operating income	489	482
Interest expense	(85)	(89)
(Loss) income from equity investees, net	(8)	1
Other expense, net	(16)	(19)
Income before income taxes	380	375
Income tax expense	(111)	(125)
Net income	269	250
Net income attributable to redeemable noncontrolling interests	(6)	—
Net income available to Discovery Communications, Inc.	$263	$250
Net income per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Basic	$0.42	$0.38
Diluted	$0.42	$0.37
Weighted average shares outstanding:
Basic	413	439
Diluted	630	667
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2016	2015
Net income	$269	$250
Other comprehensive income (loss), net of tax:
Currency translation adjustments	58	(248)
Market value adjustments	(21)	—
Derivative adjustments	(17)	12
Comprehensive income	289	14
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(7)	35
Comprehensive income attributable to Discovery Communications, Inc.	$282	$49
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$269	$250
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	24	2
Depreciation and amortization	79	81
Content amortization and impairment expense	441	407
Gain on disposition	(13)	—
Remeasurement gain on previously held equity interest	—	(2)
Equity in earnings of investee companies, net of cash distributions	9	1
Deferred income taxes	(58)	(48)
Realized loss from derivative instruments	—	11
Other, net	15	9
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(7)	(10)
Content rights, net	(488)	(445)
Accounts payable and accrued liabilities	(148)	(134)
Equity-based compensation liabilities	(5)	(25)
Income taxes receivable and prepaid income taxes	28	3
Other, net	(84)	(37)
Cash provided by operating activities	62	63
Investing Activities
Purchases of property and equipment	(15)	(34)
Business acquisitions, net of cash acquired	—	(16)
Payments for derivative instruments, net	—	(11)
Distributions from equity method investees	15	15
Investments in equity method investees, net	4	(26)
Investments in cost method investments	(4)	—
Other investing activities, net	(1)	(6)
Cash used in investing activities	(1)	(78)
Financing Activities
Commercial paper (repayments) borrowings, net	(93)	199
Borrowings under revolving credit facility	95	123
Principal repayments of revolving credit facility	(252)	(13)
Borrowings from debt, net of discount	498	936
Principal repayments of debt	—	(849)
Principal repayments of capital lease obligations	(12)	(12)
Repurchases of stock	(373)	(317)
Distributions to redeemable noncontrolling interests	(2)	—
Equity-based plan payments, net	(5)	(17)
Hedge of borrowings from debt instruments	—	(29)
Other financing activities, net	(11)	(9)
Cash (used in) provided by financing activities	(155)	12
Effect of exchange rate changes on cash and cash equivalents	37	(43)
Net change in cash and cash equivalents	(57)	(46)
Cash and cash equivalents, beginning of period	390	367
Cash and cash equivalents, end of period	$333	$321
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2015	109	$2	536	$5	$7,021	$(5,461)	$4,517	$(633)	$5,451
Net income available to Discovery Communications, Inc.	—	—	—	—	—	—	263	—	263
Other comprehensive income	—	—	—	—	—	—	—	19	19
Repurchases of stock	(3)	—	—	—	—	(214)	(159)	—	(373)
Equity-based compensation	—	—	—	—	11	—	—	—	11
Tax settlements associated with equity-based compensation	—	—	—	—	(11)	—	—	—	(11)
Issuance of common stock in connection with equity-based plans	—	—	1	—	6	—	—	—	6
March 31, 2016	106	$2	537	$5	$7,027	$(5,675)	$4,621	$(614)	$5,366
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
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
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
Estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, equity-based compensation, income taxes, other financial instruments, contingencies and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.
Accounting and Reporting Pronouncements Adopted
Business Consolidation
In February 2015, the Financial Accounting Standards Board ("FASB") issued guidance that amends the analysis that a reporting entity performs to determine whether it should consolidate certain legal entities. The changes in this guidance include how related parties and de facto agents are considered in the primary beneficiary determination and the analysis for determining whether a fee paid to a decision maker or service provider is a variable interest. The new standard is effective for reporting periods beginning after December 15, 2015 and can be adopted either retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to stockholders' equity as of the beginning of the fiscal year of adoption. The Company adopted this guidance effective January 1, 2016, and there was no effect on the consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Business Combinations
In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this guidance effective January 1, 2016, and there was no effect on the consolidated financial statements.
Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued explicit guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. The Company adopted this guidance effective October 1, 2015, and there was no material effect on the consolidated financial statements.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance requiring all debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt instead of being presented as an asset on the balance sheet. The Company retrospectively adopted the new guidance effective April 1, 2015 and reclassified its unamortized debt issuance costs related to the Company's debt from other noncurrent assets to noncurrent portion of debt on the consolidated balance sheet for the year ended December 31, 2014.
Accounting and Reporting Pronouncements Not Yet Adopted
Share-Based Payments
In March 2016, the FASB issued guidance that simplifies how share-based payments are accounted for and presented in the financial statements. The new guidance includes requirements to record all of the tax effects related to share-based payments at settlement through the income statement, allows for tax withholdings up to maximum statutory rates before precluding equity accounting, and allows the Company to make an accounting policy election for the impact of forfeitures on the recognition of expense. The new standard is effective for reporting periods beginning after December 15, 2016 and can be adopted early in any interim period, with any adjustments reflected as of the beginning of the fiscal year of adoption in retained earnings. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Leases
In February 2016, the FASB issued guidance on leases that will require lessees to recognize almost all of their leases on the balance sheet by recording a right-of-use asset and liability. The new standard will be effective for reporting periods beginning after December 15, 2018, and requires application of the new accounting guidance at the beginning of the earliest comparative period presented in the year of adoption. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued guidance regarding the classification and measurement of financial instruments, which significantly revises the classification and measurement of investments in equity securities. This standard supersedes the guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. Investments accounted for under the equity method of accounting or that result in consolidation are not included within the scope of this update. The new standard will be effective for reporting periods beginning after December 15, 2017. This pronouncement is expected to impact the Company's accounting for changes in the fair value of available-for-sale ("AFS") securities.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments regarding conditions or events that raise substantial doubt about the Company's ability to continue as a going concern and to provide related disclosures, if applicable. The new standard is effective for reporting periods ending after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material effect on the consolidated financial statements.
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
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, more than 90% of distribution revenue comes from the Company's top 10 distributors in the U.S. For the International Networks segment, approximately 44% of distribution revenue comes from the Company's top 10 distributors outside of the U.S. Agreements in place with the major cable and satellite operators in the U.S. expire at various times beginning in 2016 through 2021. Although the Company seeks to renew its agreements with its distributors, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three months ended March 31, 2016 or 2015. As of March 31, 2016 and December 31, 2015, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
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
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

financial institutions and monitoring the credit quality of its lenders. As of March 31, 2016, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Eurosport
On December 21, 2012, the Company acquired a 20% equity method investment in Eurosport France. On March 31, 2015, the Company acquired an additional 31% interest in Eurosport France for €36 million ($38 million). This transaction gave the Company a 51% controlling stake in Eurosport France. The Company recognized a gain of $2 million during the three months ended March 31, 2015, to account for the difference between the carrying value and the fair value of the previously held 20% equity method investment in Eurosport France in the Company's consolidated statements of operations. (See Note 13.) On October 1, 2015, the Company acquired the remaining 49% of Eurosport France. (See Note 8.)
Eurosport France is part of Eurosport, a leading pan-European sports media platform. The flagship Eurosport network focuses on regionally popular sports, such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD (high definition simulcast) and Eurosportnews. The acquisition is intended to increase the growth of Eurosport and enhance the Company's pay-TV offerings in Europe.
The Company used a discounted cash flow ("DCF") analysis, which represents a Level 3 fair value measurement, to assess certain components of the Eurosport France purchase price allocation. The fair value of the assets acquired, liabilities assumed, noncontrolling interest recognized and the remeasurement gain recorded on the previously held equity interest is presented in the table below (in millions).

March 31, 2015
Goodwill	$69
Intangible assets	40
Other assets acquired	25
Cash	35
Removal of TF1 put right	2
Currency translation adjustment	(6)
Remeasurement gain on previously held equity interest	(2)
Liabilities assumed	(30)
Deferred tax liabilities	(14)
Redeemable noncontrolling interest (Note 8)	(60)
Carrying value of previously held equity interest	(21)
Net assets acquired	$38
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
Other
In 2015, the Company acquired several other unrelated businesses for total cash and contingent consideration of $91 million, net of cash acquired. Total consideration, net of cash acquired, included contingent consideration of $13 million as of December 31, 2015, of which $1 million was paid during the three months ended March 31, 2016. The Company recorded $54 million and $43 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included free-to-air ("FTA") networks in Italy and Turkey, cable networks in Denmark and a pay-TV sports channel in Asia. The goodwill reflects the synergies and regional market penetration from combining the operations of these acquisitions with the Company's operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Impact of Business Combinations
The operations of each of the business combinations in 2015 discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. These business combinations had insignificant revenues and earnings as reported within the consolidated financial statements for the three months ended March 31, 2015. The following table presents their revenue and earnings as reported within the consolidated financial statements for the current period (in millions).

Three Months Ended March 31, 2016
Revenues:
Distribution	$21
Advertising	13
Other	1
Total revenues	$35

Net income	$7

Dispositions
Russia
On October 7, 2015, Discovery recorded a loss of $5 million upon deconsolidation of its Russian business following its contribution to a joint venture (the “New Russian Business”) with a Russian media company, National Media Group ("NMG"). The New Russian Business was established to comply with changes in Russian legislation that limit foreign ownership of media companies in Russia. No cash consideration was exchanged in the transaction. NMG contributed a FTA license which enables advertising for the New Russian Business. As part of the transaction, Discovery obtained a 20% ownership interest in the New Russian Business, which is accounted for under the equity method of accounting. The loss on contribution of the Russian business included $15 million of goodwill allocated to the transaction based on the relative fair values of the Russian business disposed of and the portion of the reporting unit that was retained. Although Discovery no longer consolidates the Russian business, Discovery earns revenue by providing content and brands to the New Russian Business under long-term licensing arrangements. The Russian business was included in the International Networks reportable segment; the licensing arrangements are reported as distribution revenue in the International Networks reportable segment. (See Note 16.)
Radio
On June 30, 2015, Discovery sold its radio business in Northern Europe to Bauer Media Group ("Bauer") for total consideration, net of cash disposed, of €72 million ($80 million), which included €54 million ($61 million) in cash and €18 million ($19 million) of potential contingent consideration. The cumulative gain on the disposal is $1 million and includes $26 million of goodwill allocated to the transaction based on the relative fair values of the radio business disposed of and the portion of the reporting unit that was retained. Based on a change in estimate of the fair value of contingent consideration, Discovery recorded a pre-tax gain of $13 million for the three months ended March 31, 2016. For the year-ended December 31, 2015, the Company recorded an estimated loss on disposal of $12 million using then available projected results.
The Company determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on the Company's operations and consolidated financial results. The impact to income before income taxes for the Company's radio businesses was a loss of $4 million for the three months ended March 31, 2015. The Company's radio businesses were part of the International Networks reportable segment.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	March 31, 2016	December 31, 2015
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$153	$149
Equity method investments	Equity method investments	529	567
Available-for-sale securities:
Common stock	Other noncurrent assets	55	81
Common stock - pledged	Other noncurrent assets	55	81
Cost method investments	Other noncurrent assets	47	43
Total investments		$839	$921
Trading Securities
Trading securities include investments in mutual funds held in a separate trust which are owned as part of the Company’s supplemental retirement plan. (See Note 4.)
Equity Method Investments
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. All equity method investees are privately owned. The carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees, except for Oprah Winfrey Network ("OWN"), because the Company has recorded losses in excess of its ownership interest. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of March 31, 2016, the Company’s estimated risk of loss for all its VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $416 million. The Company's estimated risk of loss excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $410 million and $423 million as of March 31, 2016 and December 31, 2015, respectively. The Company recognized its portion of net income and losses generated by VIE's of $8 million and $13 million for the three months ended March 31, 2016 and 2015, respectively.
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
The Company's combined advances to and note receivable from OWN, including accrued interest, were $369 million and $384 million as of March 31, 2016 and December 31, 2015, respectively. On April 30, 2015, Oprah Winfrey agreed to extend her exclusivity agreement with OWN and the note receivable agreement was modified to reduce its interest rate, compounded annually, from 7.5% to 5.0%, retroactive to January 1, 2014. During the three months ended March 31, 2016, the Company received net repayments of $20 million from OWN and accrued interest on the note receivable of $5 million.
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
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting policies for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company had recognized $104 million, or 100%, of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began again to record 100% of OWN’s net losses. Although OWN has become profitable, the Company will record 100% of any net losses to the extent they occur resulting from OWN's operations as long as Discovery has provided all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's net income has been and will continue to be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest. The carrying value of the Company’s investment in OWN of $363 million and $373 million as of March 31, 2016 and December 31, 2015, respectively, includes the Company's note receivable and accumulated investment losses. The Company monitors the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. There has been no impairment of the OWN note receivable.
Based on the joint venture agreement, as amended on April 1, 2016, Harpo has the right to conditionally require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount during 90-day windows beginning on April 1, 2017 and every two and a half years commencing July 1, 2018 through January 1, 2026. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fifth put exercise date. The Company has not recorded amounts for the put right because the fair value of this put right was zero as of March 31, 2016 and December 31, 2015.
Other Equity Method Investments
Other equity method investments include equity ownership interests in unconsolidated entities other than OWN. At March 31, 2016 and December 31, 2015, these equity method investments included the Company's investments in the New Russian Business, All3Media and certain joint ventures in Canada.
Available-for-Sale Securities
On November 12, 2015, the Company acquired 5 million shares, or 3.4%, of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company, for $195 million. As the shares have a readily determinable fair value and the Company has the intent to retain the investment, the shares are classified as AFS securities.
In connection with this transaction, the Company hedged 50% of the shares with an equity collar (the “Lionsgate Collar”) and pledged those shares as collateral to the derivative counter party. In the application of hedge accounting, when the share price of Lionsgate is within the boundaries of the collar and the hedge has no intrinsic value, the Company records the gains or losses on the Lionsgate AFS securities as a component of other comprehensive income (loss). When the share price of the Lionsgate AFS is outside the boundaries of the collar and the hedge has intrinsic value, the Company records a gain or loss for the change in the fair value of the hedged portion of Lionsgate shares that correspond to the change in intrinsic value of the hedge as a component of other expense, net. For the three months ended March 31, 2016, the Company recorded a temporary unrealized loss of $52 million related to this investment, of which $26 million was recorded as a component of other comprehensive income (loss) and $26 million was recorded as a component of other expense, net. The Company also recorded a gain of $26 million for the increase in intrinsic value of the Lionsgate collar during the period. (See Note 7.)
The components of the Company's AFS securities, which are included in other non-current assets, are summarized in the table below (in millions).

	March 31, 2016	December 31, 2015
Cost	$195	$195
Unrealized losses	(85)	(33)
Fair Market Value	$110	$162
If declines in the value of AFS securities are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of other expense, net on the consolidated statements of operations. Impairments are determined based on, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. Unrealized losses related to our investment in Lionsgate shares represent 44% of our cost. The Company has owned the Lionsgate stock for a short period of time. Lionsgate share prices have historically been volatile, and the Company continues to believe in the long-term value of the investment. The Company does not intend to dispose of its Lionsgate shares for the foreseeable future. Based on current information, the Company anticipates that the fair value of its investment in Lionsgate will recover. Accordingly, the Company concluded that there were no unrealized losses that were other-than-temporary as of March 31, 2016. However, the Company continues to carefully monitor this investment.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cost Method Investments
Cost method investments include ownership rights in entities that do not provide the Company with control or significant influence in these investments and that have no readily determinable fair values. The Company's cost method investments as of March 31, 2016 primarily include an educational website and an electric car racing series.
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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2016
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities - mutual funds	Prepaid expenses and other current assets	$153	$—	$—	$153
Available-for-sale securities:
Common stock	Other noncurrent assets	55	—	—	55
Common stock - pledged	Other noncurrent assets	55	—	—	55
Derivatives:
Foreign exchange	Prepaid expenses and other current assets	—	23	—	23
Foreign exchange	Other noncurrent assets	—	4	—	4
Equity (Lionsgate Collar)	Other noncurrent assets	—	33	—	33
Total		$263	$60	$—	$323
Liabilities:
Deferred compensation plan	Accrued liabilities	$153	$—	$—	$153
Derivatives:
Foreign exchange	Accrued liabilities	—	28	—	28
Foreign exchange	Other noncurrent liabilities	—	4	—	4
Total		$153	$32	$—	$185

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
AFS securities represent equity investments with readily determinable fair values. The fair value of Level 1 AFS securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. (See Note 3).
Derivative financial instruments are comprised of foreign exchange contracts and equity used by the Company to modify its exposure to market risks from foreign exchange rates and changes in the fair value of AFS securities. Periodically, interest rate contracts are used to modify exposure to market risks from interest rates for forecasted issuances of debt. The fair value of Level 2 derivative financial instruments was determined using a market-based approach.
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of March 31, 2016. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.4 billion and $6.6 billion as of March 31, 2016 and December 31, 2015, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	March 31, 2016	December 31, 2015
Produced content rights:
Completed	$3,711	$3,624
In-production	386	376
Coproduced content rights:
Completed	707	691
In-production	39	62
Licensed content rights:
Acquired	1,099	1,078
Prepaid	120	96
Content rights, at cost	6,062	5,927
Accumulated amortization	(3,681)	(3,584)
Total content rights, net	2,381	2,343
Current portion	(352)	(313)
Noncurrent portion	$2,029	$2,030
Content expense is included in costs of revenues on the consolidated statements of operations and consisted of the following (in millions).

	Three months ended March 31,
	2016	2015
Content amortization	$435	$403
Other production charges	59	53
Content impairments	6	4
Total content expense	$500	$460

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	March 31, 2016	December 31, 2015
5.625% Senior notes, semi-annual interest, due August 2019	$500	$500
5.05% Senior notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	339	328
3.30% Senior notes, semi-annual interest, due May 2022	500	500
3.25% Senior notes, semi-annual interest, due April 2023	350	350
3.45% Senior notes, semi-annual interest, due March 2025	300	300
4.90% Senior notes, semi-annual interest, due March 2026	500	—
1.90% Senior notes, euro denominated, annual interest, due March 2027	678	656
6.35% Senior notes, semi-annual interest, due June 2040	850	850
4.95% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
Revolving credit facility	614	782
Commercial paper	—	93
Capital lease obligations	130	142
Total debt	8,061	7,801
Unamortized discount and debt issuance costs	(71)	(66)
Debt, net	7,990	7,735
Current portion of debt	(25)	(119)
Noncurrent portion of debt	$7,965	$7,616
Senior Notes
On March 11, 2016, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued $500 million principal amount of 4.90% senior notes due March 11, 2026 (the "2016 USD Notes"). The proceeds received by DCL from the offering were net of a $2 million issuance discount and $3 million of debt issuance costs. Interest on the 2016 USD Notes is payable semi-annually on March 11 and September 11 of each year.
Revolving Credit Facility
On February 4, 2016, DCL amended its $1.5 billion revolving credit facility to allow DCL and certain designated foreign subsidiaries of DCL to borrow up to $2.0 billion, including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Borrowing capacity under this agreement is reduced by any outstanding borrowings under the commercial paper program discussed below. The revolving credit facility agreement provides for a maturity date of February 4, 2021 and the option for up to two additional 364-day renewal periods.
As of March 31, 2016, the Company had outstanding borrowings under the revolving credit facility of $614 million at a weighted average interest rate of 2.00%, of which $14 million was denominated in foreign currencies. As of December 31, 2015, the Company had outstanding borrowings under the revolving credit facility of $782 million at a weighted average interest rate of 1.55% of which $14 million was denominated in foreign currencies. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. For borrowings denominated in foreign currencies, the interest rate is based on adjusted LIBOR, plus a margin. The current margins are 1.10% and 0.10%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.15% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of March 31, 2016, the Company, DCL and the other borrowers were in compliance with all covenants, and there were no events of default under the revolving credit facility.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. The Company did not have any outstanding commercial paper borrowings as of March 31, 2016. As of December 31, 2015, the Company had outstanding commercial paper borrowings of $93 million with a weighted average interest rate of approximately 1.10%.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates, interest rates and the fair value of investments classified as AFS securities. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
The Company designates foreign currency forward and option contracts as cash flow hedges to mitigate foreign currency risk arising from third-party revenue and inter-company licensing agreements. The Company also designates interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. Gains and losses on the effective portion of designated cash flow hedges are initially recorded in accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the statements of operations in the same line item in which the hedged item is recorded in the same period as the hedged item affects earnings. If it becomes probable that a forecasted transaction will not occur, any related gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets are reclassified to other expense, net on the consolidated statements of operations in that period.
During the three months ended March 31, 2015, the Company terminated and settled its interest rate cash flow hedges following the pricing of its 3.45% Senior Notes due March 15, 2015 (the "2015 USD Notes"). The total notional value of the interest rate forward contracts at the termination date was $490 million, which exceeded the $300 million principal amount of the 2015 USD Notes. Of the $40 million pretax loss recorded in accumulated other comprehensive loss at the termination date, $29 million was an effective cash flow hedge that will be amortized as an adjustment to interest expense over the ten year term of the 2015 USD Notes consistent with amortization of the debt discount. The remaining $11 million was reclassified into other expense, net on the consolidated statements of operations during the three months ended March 31, 2015, because the forecasted borrowing transaction was no longer probable.
The Company designates derivative instruments used to mitigate the risk of changes in the fair value of its AFS securities as fair value hedges. On November 12, 2015 the Company entered into the Lionsgate Collar, designed to mitigate the risk of market fluctuations with respect to 50% of the Lionsgate shares held by the Company. (See Note 3.) The collar, which qualifies for hedge accounting, settles in three tranches starting in 2019 and ending in 2022. The Company records gains and losses from the Lionsgate Collar in other expense, net on the consolidated statement of operations.
The Company records all unsettled derivative contracts at their gross fair values on the consolidated balance sheets. (See Note 4.) There were no amounts eligible to be offset under master netting agreements as of March 31, 2016 and December 31, 2015.
The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows from the hedged item. For example, the cash paid or received to settle the effective portion of foreign exchange derivatives intended to hedge distribution revenue earned during the three months ended March 31, 2016 is reported as an operating activity in the consolidated statements of cash flows consistent with the classification of cash received from customers. The cash flows from the ineffective portion of derivative instruments used as hedges and derivative contracts not designated as hedges are reported as investing activities in the consolidated statements of cash flows.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the notional amount and fair value of the Company's derivative positions (in millions).

		March 31, 2016		December 31, 2015
Category	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	$408	$23	$523	$21
Foreign exchange	Other noncurrent assets	90	4	55	2
Foreign exchange	Accrued liabilities	405	28	290	4
Foreign exchange	Other noncurrent liabilities	89	4	—	—
Equity	Other noncurrent assets	97	33	97	15
Derivatives not designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	4	—	—	—
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended March 31,
	2016	2015
(Losses) gains recognized in accumulated other comprehensive loss:
Foreign exchange	$(21)	$26
Interest rate	—	(12)
Gains (losses) reclassified into income from accumulated other comprehensive loss (effective portion):
Foreign exchange - distribution revenue	1	3
Foreign exchange - costs of revenues	4	2
Foreign exchange - other expense, net	1	1
Interest rate - interest expense	(1)	—
Losses reclassified into income from accumulated other comprehensive loss (ineffective portion):
Interest rate - other expense, net	—	(11)
Fair value excluded from effectiveness assessment:
Foreign exchange - other expense, net	(1)	—
If current fair values as of March 31, 2016 remained static over the next twelve months, the Company would reclassify $12 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months.
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). There were no amounts of ineffectiveness recognized on fair value hedges for the three months ended March 31, 2016. The Company had no outstanding fair value hedges during the three months ended March 31, 2015.

Three Months Ended March 31,
2016
Losses on changes in fair value of hedged AFS	$(26)
Gains on changes in the intrinsic value of equity contracts	26
Fair value of equity contracts excluded from effectiveness assessment	(8)
Total in other expense, net	$(8)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The pre-tax impact of derivatives not designated as hedges was immaterial to the Company's statement of operations for the three months ended March 31, 2016. There were no derivatives not designated as hedges outstanding during the three months ended March 31, 2015.
NOTE 8. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive income (loss); however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. Any adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to net income available to Discovery stockholders in the calculation of earnings per share. There were no current period adjustments to reflect a redemption in excess of fair value. (See Note 12.)
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended March 31,
	2016	2015
Beginning balance	$241	$747
Initial fair value of redeemable noncontrolling interests of acquired businesses	—	60
Cash distributions to redeemable noncontrolling interests	(2)	—
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	6	—
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	1	(35)
Currency translation on redemption values	2	(59)
Retained earnings adjustments:
Adjustments of redemption values to the floor	—	39
Ending balance	$248	$752
Redeemable noncontrolling interests consist of the following arrangements:
In connection with the acquisition of a controlling interest in Eurosport France on March 31, 2015, the Company recognized $60 million for TF1's 49% redeemable noncontrolling interest. On July 22, 2015, TF1 exercised its right to put the entirety of its remaining 49% noncontrolling interest in both Eurosport France and Eurosport International to the Company for €491 million ($551 million as of the date redemption became mandatory, and $548 million on October 1, 2015 when the transaction closed). The difference between the carrying amount of the redeemable noncontrolling interest and its fair value at the date of exercise resulted in a €25 million ($28 million) adjustment to retained earnings, recognized as a component of redeemable noncontrolling interest adjustments to redemption value in the consolidated statements of equity for the period ended September 30, 2015. Upon acquisition of TF1's noncontrolling interest on October 1, 2015, the Company adjusted the accumulated other comprehensive income balance of $61 million attributable to TF1 and allocated it to Discovery stockholders.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
NOTE 9. EQUITY
Common Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. Over the life of the program, authorization under the stock repurchase program has totaled $7.5 billion. As of March 31, 2016, the Company had remaining authorization of $1.8 billion for future repurchases under the existing stock repurchase program, which will expire on October 8, 2017.
All common stock repurchases have been made through open market transactions and repurchased common stock has been recorded as treasury stock on the consolidated balance sheet. As of March 31, 2016, the Company had repurchased over the life of the program 3 million and 123 million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $5.5 billion, respectively. The table below presents a summary of common stock repurchases during the three months ended March 31, 2016 and 2015 (in millions).

	Three Months Ended March 31,
	2016	2015
Series C Common Stock:
Shares repurchased	8.4	6.4
Purchase price	$214	$200
Preferred Stock Repurchase and Conversion
The Company has an agreement with Advance/Newhouse Programming Partnership (“Advance/Newhouse”) to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of the number of shares of Series C common stock purchased under the Company’s common stock repurchase program during the then most recently completed fiscal quarter. The price paid per preferred share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Series C preferred stock is convertible, at the option of the holder, into two shares of Series C common stock. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced common stock repurchase program. The repurchase transactions are recorded as a decrease of par value of preferred stock and retained earnings upon settlement as there is no remaining additional paid-in capital for this class of stock.
The table below presents a summary of Series C convertible preferred stock repurchases during the three months ended March 31, 2016 and 2015 (in millions).

	Three Months Ended March 31,
	2016	2015
Series C Convertible Preferred Stock:
Shares repurchased	2.9	1.7
Purchase price	$159	$117
Based on the number of shares of Series C common stock repurchased during the three months ended March 31, 2016, the Company expects to convert and retire 1.8 million shares of its Series C convertible preferred shares under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $91 million or about May 9, 2016. The expected purchase of these shares has not been recognized as a liability on the Company's consolidated balance sheet as of March 31, 2016,

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

due to certain termination rights held by Discovery and Advance/Newhouse in the preferred stock conversion and repurchase arrangement.
In addition, on February 25, 2016, at the request of Advance/Newhouse and in accordance with the Company's Articles of Incorporation, the Company converted 292,500 shares of Advance/Newhouse Series C convertible preferred stock into 585,000 shares of Series C common stock.
Other Comprehensive Income (Loss)
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made into the consolidated statements of operations (in millions).

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses)	$50	$8	$58	$(265)	$11	$(254)
Reclassifications:
Other expense, net	—	—	—	6	—	6
Total currency translation adjustments	50	8	58	(259)	11	(248)
Market value adjustments:
Unrealized losses	(52)	10	(42)	—	—	—
Reclassifications:
Other expense, net	26	(5)	21	—	—	—
Total market value adjustments	(26)	5	(21)	—	—	—
Derivative adjustments:
Unrealized (losses) gains	(21)	8	(13)	14	(6)	8
Reclassifications:
Distribution revenue	(1)	—	(1)	(3)	1	(2)
Costs of revenues	(4)	1	(3)	(2)	1	(1)
Other expense, net	(1)	—	(1)	10	(3)	7
Interest expense	1	—	1	—	—	—
Total derivative adjustments	(26)	9	(17)	19	(7)	12
Other comprehensive income (loss)	$(2)	$22	$20	$(240)	$4	$(236)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended March 31, 2016
	Currency Translation Adjustments	Market Value Adjustments	Derivative Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(606)	$(27)	$—	$(633)
Other comprehensive income (loss) before reclassifications	58	(42)	(13)	3
Reclassifications from accumulated other comprehensive loss to net income	—	21	(4)	17
Other comprehensive income (loss)	58	(21)	(17)	20
Other comprehensive income attributable to redeemable noncontrolling interests	(1)	—	—	(1)
Ending balance	$(549)	$(48)	$(17)	$(614)

	Three Months Ended March 31, 2015
	Currency Translation Adjustments	Market Value Adjustments	Derivative Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(367)	$(2)	$1	$(368)
Other comprehensive (loss) income before reclassifications	(254)	—	8	(246)
Reclassifications from accumulated other comprehensive loss to net income	6	—	4	10
Other comprehensive (loss) income	(248)	—	12	(236)
Other comprehensive loss attributable to redeemable noncontrolling interests	35	—	—	35
Ending balance	$(580)	$(2)	$13	$(569)

NOTE 10. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which stock options, time-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs"), stock appreciation rights ("SARs") and unit awards have been issued. During the three months ended March 31, 2016, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2015 Form 10-K.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended March 31,
	2016	2015
PRSUs	$9	$2
RSUs	6	4
Stock options	5	5
SARs	4	(8)
ESPP	—	1
Unit awards	—	(2)
Total equity-based compensation expense	$24	$2
Tax benefit recognized	$9	$1
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. The Company records expense for the fair value of cash-settled and other liability-classified equity-based compensation awards ratably over the graded vesting service period based on changes in fair value as well as the the probability that performance targets will be met, if applicable, less estimated forfeitures. These liability-classified equity-based compensation awards include SARs, unit awards and certain PRSUs. The table below presents current and non-current portions of cash-settled and other liability-classified equity-based compensation awards for the periods ending March 31, 2016 and December 31, 2015 (in millions).

	March 31, 2016	December 31, 2015
Current portion of liability-classified awards:
PRSUs	$21	$—
SARs	3	5
Non-current portion of liability-classified awards:
PRSUs	34	46
SARs	4	3
Total liability-classified equity based compensation award liability	$62	$54

The table below presents award activity (in millions, except weighted-average exercise price) for PRSUs, RSUs and SARs.

	Three Months Ended March 31, 2016
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.9	$25.08
RSUs	1.4	$25.11
SARs	2.4	$25.76
Awards converted or settled:
PRSUs	0.6	$22.32
RSUs	0.3	$33.71
SARs	0.9	$20.66

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents stock option activity (in millions, except weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2015	15.3	$24.01
Granted	2.3	$25.24
Exercised	(0.3)	$15.18
Forfeited	(0.3)	$35.26
Outstanding as of March 31, 2016	17.0

The table below presents unrecognized compensation cost, net of expected forfeitures, related to non-vested equity-based awards and the weighted average amortization period over which these expenses will be recognized as of March 31, 2016 (in millions, except years).

	Unrecognized Compensation Cost, Net of Expected Forfeitures	Weighted Average Amortization Period (years)
RSUs	$63	3.4
PRSUs	41	1.5
Stock options	40	2.6
SARs	17	1.5
Total unrecognized compensation cost, net of expected forfeitures	$161
NOTE 11. INCOME TAXES
The Company's provisions for income taxes were $111 million and $125 million, and the effective income tax rates were 29% and 33%, for the three months ended March 31, 2016 and 2015, respectively. The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended March 31,
	2016	2015
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	2%	2%
Effect of foreign operations	(4)%	—%
Domestic production activity deductions	(4)%	(4)%
Effective income tax rate	29%	33%
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under limited issue examination by the IRS for its 2008 to 2011 tax years and under audit for its 2012 to 2014 consolidated federal income tax returns. The Company does not anticipate any material adjustments. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006. Adjustments that arose as the audits for certain tax years were completed have been included in change in uncertain tax positions in the table above.
The Company's reserves for uncertain tax positions at March 31, 2016 and December 31, 2015 totaled $179 million and $173 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $78 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2016 and December 31, 2015, the Company had accrued approximately $21 million and $20 million of total interest and penalties payable related to unrecognized tax benefits, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
The table below sets forth the computation for income available to Discovery Communications, Inc. stockholders (in millions).

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$269	$250
Less:
Allocation of undistributed income to Series A convertible preferred stock	(59)	(53)
Net income attributable to redeemable noncontrolling interests	(6)	—
Net income available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders for basic net income per share	$204	$197

Allocation of net income available to Discovery Communications Inc. Series A, B and C common stockholders and Series C convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	173	166
Series C convertible preferred stockholders	31	31
Total	204	197
Add:
Allocation of undistributed income to Series A convertible preferred stockholders	59	53
Net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share	$263	$250
Net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share. For the three months ended March 31, 2016 and 2015, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $30 million.
The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Three Months Ended March 31,
	2016	2015
Denominator:
Weighted average Series A, B and C common shares outstanding — basic	413	439
Weighted average impact of assumed preferred stock conversion	214	223
Weighted average dilutive effect of equity-based awards	3	5
Weighted average Series A, B and C common shares outstanding — diluted	630	667

Weighted average Series C convertible preferred stock outstanding — basic and diluted	36	41

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
The table below sets forth the Company's calculated earnings per share.

	Three Months Ended March 31,
	2016	2015
Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.42	$0.38
Series C convertible preferred stockholders	$0.84	$0.76

Diluted net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.42	$0.37
Series C convertible preferred stockholders	$0.84	$0.74
Series C convertible preferred earnings per share amounts may not recalculate due to rounding.The computation of the diluted earnings per share of Series A, B and C common stockholders assumes the conversion of Series A and C convertible preferred stock, while the diluted earnings per share amounts of Series C convertible preferred stock does not assume conversion of those shares.
The table below presents the details of the equity-based awards and preferred shares that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended March 31,
	2016	2015
Anti-dilutive stock options and RSUs	7	6
PRSUs whose performance targets have not been achieved	3	3
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities

	March 31, 2016	December 31, 2015
Accrued payroll and related benefits	$345	$449
Content rights payable	209	217
Accrued interest	97	61
Current portion of equity-based compensation liabilities	24	5
Accrued income taxes	21	30
Other accrued liabilities	278	226
Total accrued liabilities	$974	$988
Other Expense, Net

	Three Months Ended March 31,
	2016	2015
Foreign currency losses, net	$(4)	$(12)
Loss on derivative instruments	(9)	(11)
Remeasurement gain on previously held equity interest	—	2
Other (expense) income, net	(3)	2
Total other expense, net	$(16)	$(19)
Equity-Based Plan Proceeds, Net

	Three Months Ended March 31,
	2016	2015
Tax settlements associated with equity-based plans	$(11)	$(26)
Excess tax benefits from equity-based compensation	—	5
Proceeds from issuance of common stock in connection with equity-based plans	6	4
Total equity-based plan payments, net	$(5)	$(17)
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2016	2015
Cash paid for taxes, net	$145	$218
Cash paid for interest, net	46	41
Noncash investing and financing activities:
Contingent consideration obligations from business acquisitions	—	10
Contingent consideration receivable from business dispositions	13	—
Accrued purchases of property and equipment	9	6
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 25% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 46% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as OWN, All3Media and the Company's investments in the New Russian Business, or minority partners of consolidated subsidiaries, such as Hasbro.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2016	2015
Revenues and service charges:
Liberty Group	$56	$40
Equity method investees	27	24
Other	11	8
Total revenues and service charges	$94	$72

Interest income(a)	$5	$8

Expenses	$(21)	$(21)

(a) The Company records interest earnings from loans to equity method investees, such as OWN, as a component of income from equity investees, net, in the consolidated statements of operations. (See Note 3.)
The table below presents receivables due from related parties (in millions).

	March 31, 2016	December 31, 2015
Receivables	$66	$37
Note receivable (Note 3)	369	384
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
Contingencies
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. No amounts have been recorded by the Company for the Harpo put right. (See Note 3.) Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in Discovery Family and Discovery Japan, respectively. The Company recorded the value of the put rights for Discovery Family and Discovery Japan as a component of redeemable equity in the amounts of $220 million and $28 million, respectively. (See Note 8.)
Legal Matters
The Company is party to various lawsuits and claims in the ordinary course of business, including claims related to employees, vendors, other business partners or patent issues. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. Although the outcome of these matters cannot

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

be predicted with certainty and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the Company's consolidated financial position, future results of operations or cash flows.
Guarantees
There were no guarantees recorded as of March 31, 2016 and December 31, 2015.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of March 31, 2016 and December 31, 2015.
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
Revenues by Segment

	Three Months Ended March 31,
	2016	2015
U.S. Networks	$807	$749
International Networks	711	735
Education and Other	44	54
Corporate and inter-segment eliminations	(1)	(1)
Total revenues	$1,561	$1,537

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Adjusted OIBDA by Segment

	Three Months Ended March 31,
	2016	2015
U.S. Networks	$473	$425
International Networks	185	215
Education and Other	(1)	5
Corporate and inter-segment eliminations	(80)	(77)
Total Adjusted OIBDA	$577	$568
Reconciliation of Total Adjusted OIBDA to Income Before Income Taxes

	Three Months Ended March 31,
	2016	2015
Total Adjusted OIBDA	$577	$568
Amortization of deferred launch incentives	(3)	(4)
Mark-to-market equity-based compensation	(13)	8
Depreciation and amortization	(79)	(81)
Restructuring and other charges	(6)	(9)
Gain on disposition	13	—
Operating income	$489	$482
Interest expense	(85)	(89)
(Loss) income from equity investees, net	(8)	1
Other expense, net	(16)	(19)
Income before income taxes	$380	$375
Total Assets by Segment

	March 31, 2016	December 31, 2015
U.S. Networks	$3,288	$3,295
International Networks	5,172	5,151
Education and Other	453	520
Corporate and inter-segment eliminations	6,965	6,898
Total assets	$15,878	$15,864
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of March 31, 2016 and December 31, 2015, all of the outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 6.) The Company fully and unconditionally guarantees the senior notes on an unsecured basis. Each of the Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Company's current Registration Statement on Form S-3 that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
March 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$81	$252	$—	$—	$333
Receivables, net	—	—	424	1,096	—	—	1,520
Content rights, net	—	—	11	341	—	—	352
Deferred income taxes	—	—	38	53	—	—	91
Prepaid expenses and other current assets	25	20	171	155	—	—	371
Inter-company trade receivables, net	—	—	186	—	—	(186)	—
Total current assets	25	20	911	1,897	—	(186)	2,667
Investment in and advances to subsidiaries	5,343	5,324	7,669	—	3,576	(21,912)	—
Noncurrent content rights, net	—	—	614	1,415	—	—	2,029
Goodwill	—	—	3,769	4,438	—	—	8,207
Intangible assets, net	—	—	285	1,433	—	—	1,718
Equity method investments	—	—	24	505	—	—	529
Other noncurrent assets	—	20	103	625	—	(20)	728
Total assets	$5,368	$5,364	$13,375	$10,313	$3,576	$(22,118)	$15,878
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$5	$20	$—	$—	$25
Other current liabilities	—	—	430	920	—	—	1,350
Inter-company trade payables, net	—	—	—	186	—	(186)	—
Total current liabilities	—	—	435	1,126	—	(186)	1,375
Noncurrent portion of debt	—	—	7,249	716	—	—	7,965
Other noncurrent liabilities	2	—	367	554	21	(20)	924
Total liabilities	2	—	8,051	2,396	21	(206)	10,264
Redeemable noncontrolling interests	—	—	—	248	—		248
Total equity	5,366	5,364	5,324	7,669	3,555	(21,912)	5,366
Total liabilities and equity	$5,368	$5,364	$13,375	$10,313	$3,576	$(22,118)	$15,878

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$3	$387	$—	$—	$390
Receivables, net	—	—	435	1,044	—	—	1,479
Content rights, net	—	—	9	304	—	—	313
Deferred income taxes	—	—	36	32	—	—	68
Prepaid expenses and other current assets	47	26	163	110	—	—	346
Inter-company trade receivables, net	—	—	74	—	—	(74)	—
Total current assets	47	26	720	1,877	—	(74)	2,596
Investment in and advances to subsidiaries	5,406	5,381	7,539	—	3,618	(21,944)	—
Noncurrent content rights, net	—	—	601	1,429	—	—	2,030
Goodwill	—	—	3,769	4,395	—	—	8,164
Intangible assets, net	—	—	290	1,440	—	—	1,730
Equity method investments	—	—	25	542	—	—	567
Other noncurrent assets	—	20	103	674	—	(20)	777
Total assets	$5,453	$5,427	$13,047	$10,357	$3,618	$(22,038)	$15,864
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$98	$21	$—	$—	$119
Other current liabilities	—	—	470	990	—	—	1,460
Inter-company trade payables, net	—	—	—	74	—	(74)	—
Total current liabilities	—	—	568	1,085	—	(74)	1,579
Noncurrent portion of debt	—	—	6,724	892	—	—	7,616
Other noncurrent liabilities	2	—	374	600	21	(20)	977
Total liabilities	2	—	7,666	2,577	21	(94)	10,172
Redeemable noncontrolling interests	—	—	—	241	—	—	241
Total equity	5,451	5,427	5,381	7,539	3,597	(21,944)	5,451
Total liabilities and equity	$5,453	$5,427	$13,047	$10,357	$3,618	$(22,038)	$15,864

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$481	$1,083	$—	$(3)	$1,561
Costs of revenues, excluding depreciation and amortization	—	—	114	479	—	(1)	592
Selling, general and administrative	4	—	69	337	—	(2)	408
Depreciation and amortization	—	—	10	69	—	—	79
Restructuring and other charges	—	—	1	5	—	—	6
Gain on disposition	—	—	—	(13)	—	—	(13)
Total costs and expenses	4	—	194	877	—	(3)	1,072
Operating (loss) income	(4)	—	287	206	—	—	489
Equity in earnings of subsidiaries	266	266	151		177	(860)	—
Interest expense	—	—	(80)	(5)	—	—	(85)
Loss from equity investees, net	—	—	—	(8)	—	—	(8)
Other (expense) income, net	—	—	(37)	21	—	—	(16)
Income before income taxes	262	266	321	214	177	(860)	380
Income tax benefit (expense)	1	—	(55)	(57)	—	—	(111)
Net income	263	266	266	157	177	(860)	269
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Net income available to Discovery Communications, Inc.	$263	$266	$266	$157	$177	$(866)	$263

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$461	$1,076	$—	$—	$1,537
Costs of revenues, excluding depreciation and amortization	—	—	108	457	—	—	565
Selling, general and administrative	4	—	43	353	—	—	400
Depreciation and amortization	—	—	9	72	—	—	81
Restructuring and other charges	—	—	5	4	—	—	9
Total costs and expenses	4	—	165	886	—	—	1,055
Operating (loss) income	(4)	—	296	190	—	—	482
Equity in earnings of subsidiaries	252	252	94	—	168	(766)	—
Interest expense	—	—	(87)	(2)	—	—	(89)
Income from equity investees, net	—	—	1	—	—	—	1
Other income (expense), net	—	—	27	(46)	—	—	(19)
Income before income taxes	248	252	331	142	168	(766)	375
Income tax benefit (expense)	2	—	(79)	(48)	—	—	(125)
Net income available to Discovery Communications, Inc.	$250	$252	$252	$94	$168	$(766)	$250

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$263	$266	$266	$157	$177	$(860)	$269
Other comprehensive loss, net of tax:
Currency translation adjustments	58	58	58	58	39	(213)	58
Market value adjustments	(21)	(21)	(21)	(21)	(14)	77	(21)
Derivative adjustments	(17)	(17)	(17)	(18)	(11)	63	(17)
Comprehensive income	283	286	286	176	191	(933)	289
Comprehensive loss attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	(2)	(7)
Comprehensive income attributable to Discovery Communications, Inc.	$282	$285	$285	$175	$190	$(935)	$282

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$250	$252	$252	$94	$168	$(766)	$250
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(248)	(248)	(248)	(246)	(165)	907	(248)
Derivative adjustments	12	12	12	28	8	(60)	12
Comprehensive income (loss)	14	16	16	(124)	11	81	14
Comprehensive loss attributable to redeemable noncontrolling interests	35	35	35	35	23	(128)	35
Comprehensive income (loss) attributable to Discovery Communications, Inc.	$49	$51	$51	$(89)	$34	$(47)	$49

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$19	$6	$(11)	$48	$—	$—	$62
Investing Activities
Purchases of property and equipment	—	—	(7)	(8)	—	—	(15)
Distributions from equity method investees	—	—	—	15	—	—	15
Investments in equity method investees, net	—	—	—	4	—	—	4
Investments in available-for-sale and cost method investments	—	—	—	(4)	—	—	(4)
Other investing activities, net	—	—	—	(1)	—	—	(1)
Cash (used in) provided by investing activities	—	—	(7)	6	—	—	(1)
Financing Activities
Commercial paper repayments, net	—	—	(93)	—	—	—	(93)
Borrowings under revolving credit facility	—	—	—	95	—	—	95
Principal repayments of revolving credit facility	—	—	—	(252)	—	—	(252)
Borrowings from debt, net of discount	—	—	498	—	—	—	498
Principal repayments of capital lease obligations	—	—	(1)	(11)	—	—	(12)
Repurchases of stock	(373)	—	—	—	—	—	(373)
Distributions to redeemable noncontrolling interests	—	—	(1)	(1)	—	—	(2)
Equity-based plan payments, net	(5)	—	—	—	—	—	(5)
Inter-company contributions and other financing activities, net	359	(6)	(307)	(57)	—	—	(11)
Cash (used in) provided by financing activities	(19)	(6)	96	(226)	—	—	(155)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	37	—	—	37
Net change in cash and cash equivalents	—	—	78	(135)	—	—	(57)
Cash and cash equivalents, beginning of period	—	—	3	387	—	—	390
Cash and cash equivalents, end of period	$—	$—	$81	$252	$—	$—	$333

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(39)	$1	$30	$71	$—	$—	$63
Investing Activities
Purchases of property and equipment	—	—	(9)	(25)	—	—	(34)
Business acquisitions, net of cash acquired	—	—	—	(16)	—	—	(16)
Payments for derivative instruments	—	—	(11)	—	—	—	(11)
Distributions from equity method investees	—	—	—	15	—	—	15
Investments in equity method investees, net	—	—	—	(26)	—	—	(26)
Other investing activities, net	—	—	—	(6)	—	—	(6)
Cash used in investing activities	—	—	(20)	(58)	—	—	(78)
Financing Activities
Commercial paper borrowings, net	—	—	199	—	—	—	199
Borrowings under revolving credit facility	—	—	—	123	—	—	123
Principal repayments of revolving credit facility	—	—	(13)	—	—	—	(13)
Borrowings from debt, net of discount	—	—	936	—	—	—	936
Principal repayments of debt	—	—	(849)	—	—	—	(849)
Principal repayments of capital lease obligations	—	—	(1)	(11)	—	—	(12)
Repurchases of stock	(317)	—	—	—	—	—	(317)
Equity-based plan payments, net	(17)	—	—	—	—	—	(17)
Hedge of borrowings from debt instruments	—	—	(29)	—	—	—	(29)
Inter-company contributions and other financing activities, net	373	(1)	(245)	(136)	—	—	(9)
Cash provided by (used in) financing activities	39	(1)	(2)	(24)	—	—	12
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(43)	—	—	(43)
Net change in cash and cash equivalents	—	—	8	(54)	—	—	(46)
Cash and cash equivalents, beginning of period	—	—	8	359	—	—	367
Cash and cash equivalents, end of period	$—	$—	$16	$305	$—	$—	$321

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in the 2015 Form 10-K.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: continued consolidation of distribution customers and production studios; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors or other business partners over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; failure to achieve the operating flexibility anticipated by the recently announced cost savings plan; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost-reduction initiative; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2015 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
Our content spans genres including survival, exploration, sports, lifestyle, general entertainment, heroes, adventure, crime and investigation, health and kids. We have an extensive library of high-definition content and own rights to much of our content and footage, which enables us to exploit our library to launch brands and services into new markets quickly. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world on a variety of platforms.
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and websites, and International Networks, consisting primarily of international television networks and websites. The Company also has two combined operating segments referred to as Education and Other, consisting principally of curriculum-based product and service offerings and production studios. Our segment presentation aligns with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments.
U.S. Networks
U.S. Networks generated revenues of $807 million, which represented 52% of our total consolidated revenues, and Adjusted OIBDA of $473 million during the three months ended March 31, 2016. Our U.S. Networks segment owns and operates ten national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. In addition, this segment holds an equity method investment interest in OWN.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from digital distributors for licensed content that was previously distributed on our television networks, referred to as digital distribution revenue; fees from advertising sold on our television networks and websites; fees from providing content to equity method investee networks; and revenue from licensing our brands for consumer products.
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
Advertising revenue is based on the price received for available advertising spots and is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, our ability to sell commercial time over a portfolio of channels and leverage multiple platforms to connect advertisers to target audiences. In the U.S., advertising time is sold in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for upcoming seasons and, by committing to purchase in advance, lock in the advertising rates they will pay for the upcoming year. Many upfront advertising commitments include options whereby advertisers may reduce purchase commitments. In the scatter market, advertisers buy advertising closer to the time when the commercials will be run, which often results in a pricing premium compared to the upfront rates. The mix of upfront and scatter market advertising time sold is based upon the economic conditions at the time that upfront sales take place, impacting the sell-out levels management is willing or able to obtain. The demand in the scatter market then impacts the pricing achieved for our remaining advertising inventory. Scatter market pricing can vary from upfront pricing and can be volatile.
During the three months ended March 31, 2016, distribution, advertising and other revenues were 48%, 50% and 2%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet, collectively, generated 65% of U.S. Networks’ total revenues for the three months ended March 31, 2016.
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

International Networks
International Networks generated revenues of $711 million, which represented 46% of our total consolidated revenues, and Adjusted OIBDA of $185 million during the three months ended March 31, 2016. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, Real Time, DMAX and Discovery Kids. International Networks has a large international distribution platform for its 36 networks, with as many as 14 networks distributed in any particular country or territory across the more than 220 countries and territories around the world. As of March 31, 2016, International Networks operated over 380 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has free-to-air networks in Europe and the Middle East and broadcast networks in the Nordic countries, which we refer to as the Nordics, and continues to pursue further international expansion. The penetration and growth rates of television services vary across the 220 countries and territories depending on the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, free-to-air or broadcast television is dominant in others. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
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
The other significant source of revenue for International Networks relates to advertising sold on our television networks, similar to U.S. Networks. Advertising revenue is dependent upon a number of factors, including the development of pay and free-to-air television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a portfolio of channels. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, advertising revenue growth results from continued subscriber growth, our localization strategy, and the shift of advertising spending from traditional broadcast networks to channels in the multi-channel environment. In relatively mature markets, such as Northern Europe, growth in advertising revenue comes from increasing advertising pricing and ratings on our existing television networks, and the development of new services.
During the three months ended March 31, 2016, distribution, advertising and other revenues were 58%, 40% and 2%, respectively, of total net revenues for this segment. A significant portion of the Company's international revenue is generated by advertising on free-to-air or broadcast networks. Pay-TV networks and free-to-air or broadcast networks generated 44% and 56% of International Networks' advertising revenue for the three months ended March 31, 2016, respectively.
International Networks’ largest cost is content expense, which we distribute through localized programming disseminated via our 380 unique distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third parties. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. Content acquired from U.S. Networks and content developed locally airing on the same network is amortized similarly, as amortization rates vary by network. Approximately half of International Networks' content is amortized using an accelerated amortization method, while the remainder is amortized on a straight-line basis. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each season in the arrangement.
On December 21, 2012, we acquired a 20% ownership interest in Eurosport France. On March 31, 2015, we completed our acquisition of an additional 31% equity interest in Eurosport France for €36 million ($38 million), giving us a 51% controlling stake in Eurosport France. (See Note 2 to the accompanying consolidated financial statements.) On October 1, 2015, we acquired the remaining 49% of Eurosport France. (See Note 8 to the accompanying consolidated financial statements.)

On June 30, 2015, we sold our radio businesses in Northern Europe to Bauer for total consideration, net of cash disposed, of €72 million ($80 million), which included €54 million ($61 million) in cash and €18 million ($19 million) of potential contingent consideration. The cumulative gain on the disposal of the radio business is $1 million and includes $26 million of goodwill allocated to the transaction based on the relative fair values of the radio business disposed of and the portion of the reporting unit that was retained. Based on a change in estimate of the fair value of contingent consideration, we recorded a pre-tax gain of $13 million for the three months ended March 31, 2016. For the year-ended December 31, 2015, we recorded an estimated loss on disposal of $12 million using then available projected results.
We determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on our operations and consolidated financial results. (See Note 2 to the accompanying consolidated financial statements.)
Education and Other
Education and Other generated revenues of $44 million during the three months ended March 31, 2016, which represented 3% of our consolidated revenues. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hardcopy curriculum-based content. Other is comprised of production studios that develop content for our networks and television service providers throughout the world. Our wholly owned production studios provide services to our U.S. Networks and International Networks segments at cost. The revenues and offsetting expenses associated with these inter-segment production services are not reflected in the results of operations for Education and Other as they have been eliminated within the production studios operating segment. On November 12, 2015, the Company acquired 5 million shares, or 3.4%, of Lionsgate, an entertainment company involved in the production of movies and television, for $195 million, which is accounted for as an AFS security. (See Note 3 to the accompanying consolidated financial statements.)

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2016	2015	% Change
Revenues:
Distribution	$801	$758	6%
Advertising	687	687	—%
Other	73	92	(21)%
Total revenues	1,561	1,537	2%
Costs of revenues, excluding depreciation and amortization	592	565	5%
Selling, general and administrative	408	400	2%
Depreciation and amortization	79	81	(2)%
Restructuring and other charges	6	9	(33)%
Gain on disposition	(13)	—	NM
Total costs and expenses	1,072	1,055	2%
Operating income	489	482	1%
Interest expense	(85)	(89)	(4)%
(Loss) income from equity investees, net	(8)	1	NM
Other expense, net	(16)	(19)	(16)%
Income before income taxes	380	375	1%
Income tax expense	(111)	(125)	(11)%
Net income	269	250	8%
Net income attributable to redeemable noncontrolling interests	(6)	—	NM
Net income available to Discovery Communications, Inc.	$263	$250	5%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport France, distribution revenue increased 8% the three months ended March 31, 2016 as a result of increases of 8% at our U.S. Networks segment and 7% at our International Networks segment. For U.S. Networks, distribution revenue increased primarily due to annual contractual rate increases partially offset by slight declines in subscribers. The increase in our International Networks' distribution revenue, excluding the impact of foreign currency and the acquisition of Eurosport France, was primarily due to increases in subscribers in Latin America and increases in affiliate rates in CEEMEA and Northern Europe. Latin America, CEEMEA and Northern Europe contributed to the increase in equivalent amounts.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, advertising revenue increased 6% for the three months ended March 31, 2016, as a result of increases of 7% at our U.S. Networks segment and increases of 4% at our International Networks segment. U.S. Networks' advertising revenue increased primarily due to inventory management and, to a lesser extent, increases in pricing partially offset by lower audience delivery. The increase at our International Networks segment was primarily driven by volume and audience delivery in Southern Europe and, to a lesser extent, pricing and volume in CEEMEA. These increases were partially offset by a decrease in Northern Europe due to lower audience delivery as a result, in part, from the 10-day blackout of one of our Nordic distributors, Telenor.
Excluding the impacts of foreign currency fluctuations and the disposition of the Company's radio business, other revenue decreased 16% for the three months ended March 31, 2016. This decrease was primarily due to a decrease at our International Networks segment due to the absence of sublicensing fees which have been eliminated since the Company began to consolidate Eurosport France and a decrease in Education and Other due to decreases in production revenues.
Costs of Revenues
Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport France and the disposition of the Company's radio business, costs of revenues increased 8% for the three months ended March 31, 2016. The increase was the result of increases of 10% at our International Networks segment and 7% at our U.S. Networks segment. The increase in costs of revenues was primarily due to increased spending for content on our networks and slightly accelerated content amortization rates compared with prior years. Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport France, content amortization was $427 million for the three months ended March 31, 2016 and $393 million for the three months ended March 31, 2015, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, selling, general and administrative expenses increased 8% for the three months ended March 31, 2016. The increase was primarily due to an increase in our equity-based compensation expense attributable to an increase in Discovery's stock price for the three months ended March 31, 2016 compared with a decline in stock price during the three months ended March 31, 2015. The increase was also, to a lesser extent, due to an increase at our International Networks segment of 4% due to higher personnel costs partially offset by decreases in various other expenses. These net increases were further offset by a decrease of 4% at our U.S. Network segment due to lower personnel costs.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Excluding the impact of foreign currency fluctuations, depreciation and amortization remained consistent for the three months ended March 31, 2016.
Restructuring and Other Charges
Restructuring and other charges decreased $3 million for the three months ended March 31, 2016 mostly due to early lease termination fees incurred in the prior year for which there is no similar expense in the current period.
Gain on Disposition
Gain on disposition comprised of $13 million for the adjusted estimate of contingent payments receivable from the sale of the radio business for the three months ended March 31, 2016. The aggregate gain on the sale, including prior periods, is $1 million.
Interest Expense
Interest expense declined slightly for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to a loss on extinguishment of debt during the three months ended March 31, 2015, for which there is no similar loss in the current period, and, to a lesser extent, shifting to lower interest bearing debt.
Income from Equity Investees, Net
Income from our equity method investees decreased $9 million for the three months ended March 31, 2016 due to declines in earnings and increases in losses at various equity method investees.

Other Expense, Net
The table below presents the details of other expense, net (in millions).

	Three Months Ended March 31,
	2016	2015
Foreign currency losses, net	$(4)	$(12)
Loss on derivative instruments	(9)	(11)
Remeasurement gain on previously held equity interest	—	2
Other (expense) income, net	(3)	2
Total other expense, net	$(16)	$(19)

Other expense, net decreased $3 million for the three months ended March 31, 2016. The decrease was primarily due to a reduction in foreign currency losses in the three months ended March 31, 2016 related to the revaluation of monetary assets offset by an increase in losses related to the revaluation of our 1.90% euro-denominated senior notes due March 19, 2027.
Income Tax Expense
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended March 31,
	2016	2015
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	2%	2%
Effect of foreign operations	(4)%	—%
Domestic production activity deductions	(4)%	(4)%
Effective income tax rate	29%	33%
Income tax expense was $111 million and $125 million and the effective tax rate was 29% and 33% for the three months ended March 31, 2016 and 2015, respectively. The net 4% decrease in the effective tax rate was attributable to the allocation and taxation of income among multiple foreign and domestic jurisdictions and the impact of various foreign legislative changes.
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
Additional financial information for our reportable segments is set forth in Note 16 to the accompanying consolidated financial statements.

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended March 31,
	2016	2015	% Change
Revenue:
U.S. Networks	$807	$749	8%
International Networks	711	735	(3)%
Education and Other	44	54	(19)%
Corporate and inter-segment eliminations	(1)	(1)	—%
Total revenue	1,561	1,537	2%
Costs of revenues, excluding depreciation and amortization	(592)	(565)	5%
Selling, general and administrative(a)	(395)	(408)	(3)%
Add: Amortization of deferred launch incentives(b)	3	4	(25)%
Adjusted OIBDA	$577	$568	2%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation.
(b) Amortization of deferred launch incentives is included as a reduction of distribution revenue for reporting in accordance with GAAP, but is excluded from Adjusted OIBDA.
The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to consolidated operating income (in millions).

	Three Months Ended March 31,
	2016	2015	% Change
Adjusted OIBDA:
U.S. Networks	$473	$425	11%
International Networks	185	215	(14)%
Education and Other	(1)	5	NM
Corporate and inter-segment eliminations	(80)	(77)	4%
Total Adjusted OIBDA	577	568	2%
Amortization of deferred launch incentives	(3)	(4)	(25)%
Mark-to-market equity-based compensation	(13)	8	NM
Depreciation and amortization	(79)	(81)	(2)%
Restructuring and other charges	(6)	(9)	(33)%
Gain on disposition	13	—	NM
Operating income	$489	$482	1%

U.S. Networks
The table below presents, for our U.S. Networks operating segment, revenues by type, certain operating expenses, certain contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2016	2015	% Change
Revenues:
Distribution	$390	$362	8%
Advertising	402	375	7%
Other	15	12	25%
Total revenues	807	749	8%
Costs of revenues, excluding depreciation and amortization	(220)	(205)	7%
Selling, general and administrative	(114)	(119)	(4)%
Adjusted OIBDA	473	425	11%
Depreciation and amortization	(7)	(8)	(13)%
Restructuring and other charges	(1)	(7)	(86)%
Inter-segment eliminations	(4)	(2)	100%
Operating income	$461	$408	13%
Revenues
Distribution revenue for the three months ended March 31, 2016 increased 8% primarily due to annual contractual rate increases partially offset by slight declines in subscribers.
Advertising revenue for the three months ended March 31, 2016 increased 7% primarily due to inventory management and, to a lesser extent, increases in pricing partially offset by lower audience delivery.
Other revenue for three months ended March 31, 2016 increased 25% mostly due to increases in licensing revenue.
Costs of Revenues
Costs of revenues for the three months ended March 31, 2016 increased 7%. The increase was primarily attributable to increased spending for content on our networks and slightly accelerated content amortization rates compared with prior years. Content amortization was $183 million for the three months ended March 31, 2016 and $170 million for the three months ended March 31, 2015, respectively.
Selling, General and Administrative
Selling, general and administrative expenses decreased 4% for the three months ended March 31, 2016 primarily due to lower personnel costs.
Adjusted OIBDA
Adjusted OIBDA for the three months ended March 31, 2016 increased 11%, primarily due to increases in distribution and advertising revenue partially offset by increases in content amortization.

International Networks
The following table presents, for our International Networks operating segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2016	2015	% Change
Revenues:
Distribution	$411	$396	4%
Advertising	285	312	(9)%
Other	15	27	(44)%
Total revenues	711	735	(3)%
Costs of revenues, excluding depreciation and amortization	(353)	(334)	6%
Selling, general and administrative	(176)	(190)	(7)%
Add: Amortization of deferred launch incentives	3	4	(25)%
Adjusted OIBDA	185	215	(14)%
Amortization of deferred launch incentives	(3)	(4)	(25)%
Depreciation and amortization	(54)	(57)	(5)%
Restructuring and other charges	(5)	(2)	NM
Gain on disposition	13	—	NM
Inter-segment eliminations	(1)	(1)	—%
Operating income	$135	$151	(11)%
Revenues
Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport France, distribution revenue increased 7% for the three months ended March 31, 2016. The increase was primarily due to increases in subscribers in Latin America and increases in affiliate rates in CEEMEA and Northern Europe. Latin America, CEEMEA and Northern Europe contributed to the increase in equivalent amounts. Such growth is consistent with the continued development of the pay-TV markets in those regions.
Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, advertising revenue increased 4% for the three months ended March 31, 2016. The increase was primarily driven by volume and audience delivery in Southern Europe and, to a lesser extent, pricing and volume in CEEMEA. These increases were partially offset by a decrease in Northern Europe due to lower audience delivery as a result, in part, from the 10-day blackout of one of our Nordic distributors, Telenor.
Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, other revenue decreased 32% for the three months ended March 31, 2016 primarily due to the absence of sublicensing fees, which have been eliminated since the Company began to consolidate Eurosport France.
Costs of Revenues
Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport France and the disposition of the Company's radio business, costs of revenues increased 10% for three months ended March 31, 2016. The increase was mostly attributable to increased spending on content, particularly sports rights, on our networks and slightly accelerated content amortization rates compared with prior year. Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport France content amortization was $242 million for the three months ended March 31, 2016 and $220 million for the three months ended March 31, 2015, respectively.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, selling, general and administrative expenses increased 4% for the three months ended March 31, 2016 primarily due to higher personnel costs offset by decreases in various other expenses.

Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, Adjusted OIBDA decreased 2% for the three months ended March 31, 2016. The decrease was primarily due to higher content expense, partially offset by an increase in distribution and advertising revenue.
Education and Other
The following table presents, for our Education and Other segments revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2016	2015	% Change
Revenues	$44	$54	(19)%
Costs of revenues, excluding depreciation and amortization	(20)	(26)	(23)%
Selling, general and administrative	(25)	(23)	9%
Adjusted OIBDA	(1)	5	NM
Depreciation and amortization	(2)	(2)	—%
Inter-segment eliminations	5	3	67%
Operating income	$2	$6	(67)%
Adjusted OIBDA for the three months ended March 31, 2016 decreased $6 million. The decrease was primarily due to additional operational investments in Education's digital textbooks and, to a lesser extent, decreases in production revenue.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended March 31,
	2016	2015	% Change
Revenues	$(1)	$(1)	—%
Costs of revenues, excluding depreciation and amortization	1	—	NM
Selling, general and administrative	(80)	(76)	5%
Adjusted OIBDA	(80)	(77)	4%
Mark-to-market equity-based compensation	(13)	8	NM
Depreciation and amortization	(16)	(14)	14%
Operating loss	$(109)	$(83)	31%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA decreased 4% for the three months ended March 31, 2016 primarily due to higher personnel costs.
The increase in mark-to-market equity-based compensation expense for the three months ended March 31, 2016 was primarily attributable to an increase in Discovery's stock price for the three months ended March 31, 2016 compared with a decline in stock price during the three months ended March 31, 2015. Changes in stock price are a key driver of fair value estimates used in the attribution of expense for SARs, PRSUs and unit awards. By contrast, stock options and RSUs are fair valued at grant date and amortized over their vesting period without mark-to-market adjustments. The expense associated with these equity awards are included in Adjusted OIBDA as a component of selling general and administrative expense.

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the three months ended March 31, 2016, we have funded our working capital needs primarily through cash flows from operations. As of March 31, 2016, we had $333 million of cash and cash equivalents on hand.

•	Senior Notes
As a public company, we may have access to other sources of capital such as the public bond and equity markets. On March 11, 2016, DCL, a wholly-owned subsidiary of the Company, issued $500 million principal amount of 4.90% senior notes due March 11, 2026. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain nonfinancial covenants, events of default and other customary provisions.
We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.

•	Revolving Credit Facility
We have access to a $2.0 billion revolving credit facility. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program. As of March 31, 2016, the Company had outstanding borrowings under the revolving credit facility of $614 million at a weighted average interest rate of 2.00%. Borrowings under the revolving credit facility bear interest at rates that vary based on DCL’s periodic debt ratings. The revolving credit facility agreement provides for a maturity date of February 4, 2021 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4:50 to 1:00. As of March 31, 2016, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.

•	Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes will vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates will vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of March 31, 2016, we did not have any commercial paper borrowings outstanding.

•	Notes Receivable
We have an outstanding note receivable from OWN, our equity method investee, which totals $369 million including interest. During the three months ended March 31, 2016 the Company received net repayments on the note receivable of $20 million. Borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

•	Common Stock Repurchase Program
Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors. As of March 31, 2016, the Company had repurchased 3 million and 123 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $5.5 billion, respectively. Over the life of the program, authorization under the stock repurchase program has totaled $7.5 billion. As of March 31, 2016, the Company had remaining authorization of $1.8 billion for future repurchases under the existing stock repurchase program, which will expire on October 8, 2017. We have been funding our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions.

•	Preferred Stock Conversion and Repurchase
We have an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into 3/7 of the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During the three months ended March 31, 2016, we converted and retired 2.9 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $159 million. The Company expects to convert and retire 1.8 million shares of its Series C convertible preferred shares under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $91 million on or about May 9, 2016. (See Note 9 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the three months ended March 31, 2016, we made cash payments of $145 million and $46 million for income taxes and interest on our outstanding debt, respectively.

•	Business Combinations and Investments
Our uses of cash have included business combinations. (See Note 2 to the accompanying consolidated financial statements.) Due to business combinations, we also have redeemable equity balances of $248 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company.
We have interests in various equity method investees and provide funding to those equity method investees from time to time. We also have interests in AFS securities and cost method investments. (See Note 3 to the accompanying consolidated financial statements.)

•	Restructuring and Other
As announced on May 4, 2016, we committed to a cost-savings plan that encompasses a series of actions intended to enable us to more efficiently operate in a leaner and more directed cost structure and invest in growth initiatives, including digital media and content creation. The cost-savings plan will include personnel adjustments, restructurings and budget re-allocations. As part of this initiative, on May 4, 2016, the Company began notifying eligible U.S. employees regarding a voluntary buyout for individuals who have been employed by the Company for at least 10 years as part of this cost-savings plan. The Company expects to substantially complete the implementation of the cost savings plan by the end of the third quarter of 2016. Including the costs of the voluntary buyout offer, the Company expects to incur severance and other related expenses of between $40 million and $60 million relating to all personnel adjustments. The Company also expects to take additional actions to reduce its non-personnel costs and is continuing to evaluate its overall expense base.

•	Equity-Based Compensation
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the three months ended March 31, 2016, we paid $5 million for cash-settled equity awards. As of March 31, 2016, liabilities totaled $62 million for outstanding liability-classified equity-based compensation awards, of which $24 million was classified as current. (See Note 10 to the accompanying consolidated financial statements.)

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2016	2015
Cash and cash equivalents, beginning of period	$390	$367
Cash provided by operating activities	62	63
Cash used in investing activities	(1)	(78)
Cash (used in) provided by financing activities	(155)	12
Effect of exchange rate changes on cash and cash equivalents	37	(43)
Net change in cash and cash equivalents	(57)	(46)
Cash and cash equivalents, end of period	$333	$321
Operating Activities
Cash provided by operating activities remained consistent for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Improved operating performance and decreases in cash paid for taxes were offset by increases in content spending of $43 million and decreases in working capital due to decreases in accounts payable, accruals and increases in other assets.
Investing Activities
Cash flows used in investing activities decreased $77 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease was attributable to a decrease in investments in equity method investees of $30 million, a decrease in purchases of property and equipment of $19 million, a decrease in cash paid for business combinations, net of cash acquired of $16 million and a decrease in payments for derivative instruments, net of $11 million.
Financing Activities
Cash flows used in financing activities increased $167 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily attributable to an increase in repayments of commercial paper of $292 million and revolver loans of $267 million offset by borrowing of senior notes net of repayments of $411 million. Increases in repurchases of stock of $56 million were offset by decreases in payments for hedges of $29 million.
Capital Resources
As of March 31, 2016, capital resources were comprised of the following (in millions).

	March 31, 2016
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$333	$—	$—	$333
Revolving credit facility	2,000	1	614	1,385
Senior notes(a)	7,317	—	7,317	—
Total	$9,650	$1	$7,931	$1,718

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of March 31, 2016 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2043.
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
As of March 31, 2016, we held $101 million of our $333 million of cash and cash equivalents in our foreign subsidiaries. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the

U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. (See Note 15 to the accompanying consolidated financial statements.)
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily Liberty Global, Liberty Broadband, our equity method investees and minority partners of our consolidated subsidiaries. (See Note 14 to the accompanying consolidated financial statements.)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2015. For a discussion of each of our critical accounting policies listed below, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in the 2015 Form 10-K:
•Revenue recognition;
•Goodwill and intangible assets;
•Income taxes;
•Content rights;
•Equity-based compensation; and
•Equity method investments.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted accounting and reporting standards during the three months ended March 31, 2016. (See Note 1 to the accompanying consolidated financial statements.)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2015 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2015.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
Our risk factors have not changed materially since December 31, 2015. Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2015 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended March 31, 2016.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
January 1, 2016 - January 31, 2016	7,496,830	$25.27	7,496,830	$1,851,363,355
February 1, 2016 - February 29, 2016	900,000	$26.83	900,000	$1,827,213,070
March 1, 2016 - March 31, 2016	—		—	$1,827,213,070
Total	8,396,830	$25.44	8,396,830	$1,827,213,070

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of March 31, 2016, the total amount authorized under the stock repurchase program was $7.5 billion, and we had remaining authorization of $1.8 billion for future repurchases under our common stock repurchase program, which will expire on October 8, 2017. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended March 31, 2016. The Company first announced its stock repurchase program on August 3, 2010.
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under the our stock repurchase program during the then most recently completed fiscal quarter. During the three months ended March 31, 2016, we converted and retired 2.9 million shares of converted Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $159 million. Based on the number of shares of Series C common stock purchased during the three months ended March 31, 2016, we expect to convert and retire 1.8 million shares of our Series C convertible preferred stock for $91 million on or about May 9, 2016.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1
Amended and Restated Credit Agreement, dated February 4, 2016, among Discovery Communications, LLC (“DCL”), certain wholly-owned subsidiaries of DCL, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 5, 2016 (SEC File No. 001-34177))

4.2
Ninth Supplemental Indenture, dated March 11, 2016, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 11, 2016 (SEC File No. 001-34177))

10.1
Amendment to Employment Agreement, dated February 22, 2016, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 23, 2016 (SEC File No. 001-34177))

31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: May 5, 2016	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 5, 2016	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1
Amended and Restated Credit Agreement, dated February 4, 2016, among Discovery Communications, LLC (“DCL”), certain wholly-owned subsidiaries of DCL, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 5, 2016 (SEC File No. 001-34177))

4.2
Ninth Supplemental Indenture, dated March 11, 2016, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 11, 2016 (SEC File No. 001-34177))

10.1
Amendment to Employment Agreement, dated February 22, 2016, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 23, 2016 (SEC File No. 001-34177))

31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March

31, 2016 and 2015, (v) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.