Form 10-Q
period 2016-06-30
Discovery Communications, Inc.
filed 2016-08-02
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of July 26, 2016:

Series A Common Stock, par value $0.01 per share	150,890,556
Series B Common Stock, par value $0.01 per share	6,512,379
Series C Common Stock, par value $0.01 per share	238,538,663

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$185	$390
Receivables, net	1,574	1,479
Content rights, net	323	313
Deferred income taxes	96	68
Prepaid expenses and other current assets	370	346
Total current assets	2,548	2,596
Noncurrent content rights, net	2,043	2,030
Property and equipment, net	455	488
Goodwill	8,174	8,164
Intangible assets, net	1,660	1,730
Equity method investments	535	567
Other noncurrent assets	275	289
Total assets	$15,690	$15,864
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$185	$282
Accrued liabilities	960	988
Deferred revenues	167	190
Current portion of debt	130	119
Total current liabilities	1,442	1,579
Noncurrent portion of debt	7,809	7,616
Deferred income taxes	468	556
Other noncurrent liabilities	385	421
Total liabilities	10,104	10,172
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	241	241
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 33 and 38 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 153 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 379 and 376 shares issued	4	4
Additional paid-in capital	7,039	7,021
Treasury stock, at cost	(5,961)	(5,461)
Retained earnings	4,940	4,517
Accumulated other comprehensive loss	(680)	(633)
Total equity	5,345	5,451
Total liabilities and equity	$15,690	$15,864
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Distribution	$813	$775	$1,614	$1,533
Advertising	813	814	1,500	1,501
Other	82	65	155	157
Total revenues	1,708	1,654	3,269	3,191
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	603	564	1,195	1,129
Selling, general and administrative	400	430	808	830
Depreciation and amortization	80	82	159	163
Restructuring and other charges	39	24	45	33
Gain on disposition	—	(3)	(13)	(3)
Total costs and expenses	1,122	1,097	2,194	2,152
Operating income	586	557	1,075	1,039
Interest expense	(91)	(77)	(176)	(166)
(Loss) income from equity investees, net	(23)	7	(31)	8
Other income (expense), net	38	(59)	22	(78)
Income before income taxes	510	428	890	803
Income tax expense	(95)	(139)	(206)	(264)
Net income	415	289	684	539
Net income attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to redeemable noncontrolling interests	(6)	(3)	(12)	(3)
Net income available to Discovery Communications, Inc.	$408	$286	$671	$536
Net income per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Basic	$0.66	$0.44	$1.08	$0.82
Diluted	$0.66	$0.44	$1.08	$0.81
Weighted average shares outstanding:
Basic	404	432	409	435
Diluted	616	655	623	661
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$415	$289	$684	$539
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(65)	132	(7)	(116)
Market value adjustments	(4)	—	(25)	—
Derivative adjustments	5	(14)	(12)	(2)
Comprehensive income	351	407	640	421
Comprehensive income attributable to noncontrolling interests	(1)	—	(1)	—
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(8)	(12)	(15)	23
Comprehensive income attributable to Discovery Communications, Inc.	$342	$395	$624	$444
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$684	$539
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	27	25
Depreciation and amortization	159	163
Content amortization and impairment expense	864	826
Gain on disposition	(13)	(3)
Remeasurement gain on previously held equity interest	—	(2)
Equity in losses (earnings) of investee companies, net of cash distributions	34	(6)
Deferred income taxes	(105)	(104)
Realized loss from derivative instruments	3	11
Other, net	26	20
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(73)	(72)
Content rights, net	(937)	(874)
Accounts payable and accrued liabilities	(179)	(95)
Equity-based compensation liabilities	(5)	(25)
Income taxes receivable and prepaid income taxes	28	10
Other, net	(122)	(19)
Cash provided by operating activities	391	394
Investing Activities
Investments in equity method investees, net	(56)	(27)
Purchases of property and equipment	(43)	(52)
Distributions from equity method investees	40	49
Proceeds from disposition, net of cash disposed	19	61
Investments in cost method investments	(4)	(16)
Payments for derivative instruments, net	(3)	(11)
Business acquisitions, net of cash acquired	—	(22)
Other investing activities, net	(2)	(8)
Cash used in investing activities	(49)	(26)
Financing Activities
Commercial paper borrowings, net	13	94
Borrowings under revolving credit facility	280	123
Principal repayments of revolving credit facility	(572)	(161)
Borrowings from debt, net of discount	498	936
Principal repayments of debt	—	(849)
Principal repayments of capital lease obligations	(17)	(17)
Repurchases of stock	(750)	(524)
Distributions to redeemable noncontrolling interests	(17)	(36)
Equity-based plan proceeds (payments), net	1	(11)
Hedge of borrowings from debt instruments	—	(29)
Other financing activities, net	(13)	(13)
Cash used in financing activities	(577)	(487)
Effect of exchange rate changes on cash and cash equivalents	30	(16)
Net change in cash and cash equivalents	(205)	(135)
Cash and cash equivalents, beginning of period	390	367
Cash and cash equivalents, end of period	$185	$232
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery Communications, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2015	109	$2	536	$5	$7,021	$(5,461)	$4,517	$(633)	$5,451	$—	$5,451
Net income available to Discovery Communications, Inc.	—	—	—	—	—	—	671	—	671	1	672
Other comprehensive loss	—	—	—	—	—	—	—	(47)	(47)	—	(47)
Repurchases of stock	(5)	—	—	—	—	(500)	(250)	—	(750)	—	(750)
Equity-based compensation	—	—	—	—	17	—	—	—	17	—	17
Excess tax benefits from equity-based compensation	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Tax settlements associated with equity-based compensation	—	—	—	—	(10)	—	—	—	(10)	—	(10)
Issuance of common stock in connection with equity-based plans	—	—	2	—	12	—	—	—	12	—	12
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	2	—	2	—	2
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	—	—	1	—	—	—	—	—	—	—	—
June 30, 2016	104	$2	539	$5	$7,039	$(5,961)	$4,940	$(680)	$5,345	$—	$5,345
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including pay-TV, free-to-air ("FTA") and broadcast television networks, websites, digital distribution arrangements and content licensing agreements. The Company also develops and sells curriculum-based education products and services and operates production studios. The Company classifies its operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and websites, and International Networks, consisting principally of international television networks and websites; and two combined operating segments referred to as Education and Other, consisting principally of curriculum-based product and service offerings and production studios. Financial information for Discovery’s reportable segments is discussed in Note 16.
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
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year-ended December 31, 2015 (the “2015 Form 10-K”).
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
Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance requiring all debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt instead of being presented as an asset on the balance sheet. The Company retrospectively adopted the new guidance effective April 1, 2015 and reclassified its unamortized debt issuance costs related to the Company's debt from other noncurrent assets to noncurrent portion of debt on the consolidated balance sheet as of December 31, 2014.
Accounting and Reporting Pronouncements Not Yet Adopted
Share-Based Payment
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
Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued guidance regarding the classification and measurement of financial instruments, which significantly revises the classification and measurement of investments in equity securities. This standard requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and supersedes the guidance permitting entities to record gains and losses on equity securities with readily determinable fair values in accumulated other comprehensive income. Investments accounted for under the equity method of accounting or that result in consolidation are not included within the scope of this update. The new standard will be effective for reporting periods beginning after December 15, 2017. This pronouncement is expected to impact the Company's accounting for changes in the fair value of available-for-sale ("AFS") securities.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes, which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Company's consolidated balance sheets. The new requirement will be effective for financial statements issued for annual periods beginning after December 15, 2016, and can be adopted on either a retrospective or prospective basis. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued guidance requiring the Company to perform interim and annual assessments regarding conditions or events that raise substantial doubt about the Company's ability to continue as a going concern and to provide related disclosures, if applicable. The new standard is effective for reporting periods ending after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material effect on the consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which applies a single, comprehensive revenue recognition model for all contracts with customers. This standard, as amended, contains principles with respect to the measurement and timing of recognition of revenue. The Company will recognize revenue to reflect the transfer of goods or services to customers at an amount that it expects to be entitled to receive in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company is required to apply the new revenue standard beginning in the first interim period within the year of adoption. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, more than 90% of distribution revenue comes from the Company's top 10 distributors in the U.S. For the International Networks segment, approximately 45% of distribution revenue comes from the Company's top 10 distributors outside of the U.S. Agreements in place with the major cable and satellite operators in the U.S. expire at various times in 2016 through 2021. One of the Company's top 10 U.S. distribution agreements has been extended under a short-term agreement. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three and six months ended June 30, 2016 or 2015. As of June 30, 2016 and December 31, 2015, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
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
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

financial institutions and monitoring the credit quality of its lenders. As of June 30, 2016, the Company did not anticipate nonperformance by any of its counterparties.
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Eurosport France
On December 21, 2012, the Company acquired a 20% equity method investment in Eurosport France. On March 31, 2015, the Company acquired an additional 31% interest in Eurosport France for €36 million ($38 million). This transaction gave the Company a 51% controlling stake in Eurosport France. The Company recognized a gain of $2 million during the six months ended June 30, 2015, to account for the difference between the carrying value and the fair value of the previously held 20% equity method investment in Eurosport France as a component of other income (expense), net in the Company's consolidated statements of operations. (See Note 13.) On October 1, 2015, the Company acquired the remaining 49% of Eurosport France. (See Note 8.)
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
Other
In 2015, the Company acquired several other unrelated businesses for total cash and contingent consideration of $91 million, net of cash acquired. Total consideration, net of cash acquired, included contingent consideration of $13 million as of December 31, 2015, of which $1 million was paid during the six months ended June 30, 2016. The Company recorded $54 million and $43 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included FTA networks in Italy and Turkey, cable networks in Denmark and a pay-TV sports channel in Asia. The goodwill reflects the synergies and regional market penetration from combining the operations of these acquisitions with the Company's operations.

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

	Three months ended June 30, 2016	Six months ended June 30, 2016
Revenues:
Distribution	$22	$43
Advertising	17	30
Other	1	2
Total revenues	$40	$75

Net income	$8	$15

	Three months ended June 30, 2015	Six months ended June 30, 2015
Revenues:
Distribution	$18	$18
Advertising	2	3
Other	—	—
Total revenues	$20	$21

Net income	$—	$—

Dispositions
Russia
On October 7, 2015, Discovery recorded a loss of $5 million upon deconsolidation of its Russian business following its contribution to a joint venture (the “New Russian Business”) with a Russian media company, National Media Group ("NMG"). The New Russian Business was established to comply with changes in Russian legislation that limit foreign ownership of media companies in Russia. No cash consideration was exchanged in the transaction. NMG contributed an FTA license which enables advertising for the New Russian Business. As part of the transaction, Discovery obtained a 20% ownership interest in the New Russian Business, which is accounted for under the equity method of accounting. The loss on contribution of the Russian business included $15 million of goodwill allocated to the transaction based on the relative fair values of the Russian business disposed of and the portion of the reporting unit that was retained. Although Discovery no longer consolidates the Russian business, Discovery earns revenue by providing content and brands to the New Russian Business under long-term licensing arrangements. The Russian business was included in the International Networks reportable segment; the licensing arrangements are reported as distribution revenue in the International Networks reportable segment. (See Note 14 and Note 16.)
Radio
On June 30, 2015, Discovery sold its radio business in Northern Europe to Bauer Media Group ("Bauer") for total consideration, net of cash disposed, of €72 million ($80 million), which included €54 million ($61 million) in cash and €18 million ($19 million) of contingent consideration. The cumulative gain on the disposal is $1 million and includes $26 million of goodwill allocated to the transaction based on the relative fair values of the radio business disposed of and the portion of the reporting unit that was retained. Upon sale, the Company recorded a $3 million gain including estimated contingent consideration as disclosed for the three and six months ended June 30, 2015. For the year-end December 31, 2015, the Company revised its estimated contingent consideration resulting in a $12 million loss. Based on the final resolution and receipt of contingent consideration payable, Discovery recorded a pre-tax gain of $13 million for the six months ended June 30, 2016.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on the Company's operations and consolidated financial results. The Company's radio business had no impact to income before income taxes for the six months ended June 30, 2015. The Company's radio businesses were part of the International Networks reportable segment.
NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	June 30, 2016	December 31, 2015
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$154	$149
Equity method investments	Equity method investments	535	567
Available-for-sale securities:
Common stock	Other noncurrent assets	51	81
Common stock - pledged	Other noncurrent assets	51	81
Cost method investments	Other noncurrent assets	48	43
Total investments		$839	$921
Trading Securities
Trading securities include investments in mutual funds held in a separate trust which are owned as part of the Company’s supplemental retirement plan. (See Note 4.)
Equity Method Investments
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. All equity method investees are privately owned. The carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees, except for Oprah Winfrey Network ("OWN"), because the Company has recorded losses in excess of its ownership interest. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of June 30, 2016, the Company’s estimated risk of loss for all its VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $390 million. The Company's estimated risk of loss excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $384 million and $423 million as of June 30, 2016 and December 31, 2015, respectively. The Company recognized its portion of net losses by VIE's of $5 million and $3 million for the three months ended June 30, 2016 and 2015, respectively, and net income generated by VIE's of $4 million and $10 million for the six months ended June 30, 2016 and 2015, respectively.
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
The carrying value of the Company’s investment in OWN of $336 million and $373 million as of June 30, 2016 and December 31, 2015, respectively, includes the Company's note receivable and accumulated investment losses.
The Company's combined advances to and note receivable from OWN, including accrued interest, were $348 million and $384 million as of June 30, 2016 and December 31, 2015, respectively. On April 30, 2015, Oprah Winfrey agreed to extend her exclusivity agreement with OWN and the note receivable agreement was modified to reduce its interest rate, compounded annually, from 7.5% to 5.0%, retroactive to January 1, 2014. During the six months ended June 30, 2016, the Company received net repayments of $45 million from OWN and accrued interest on the note receivable of $9 million.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting rules for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company had recognized $104 million, or 100%, of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began again to record 100% of OWN’s net losses. Although OWN has become profitable, the Company will record 100% of any net losses to the extent they occur resulting from OWN's operations as long as Discovery has provided all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's net income has been and will continue to be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest. The Company monitors the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. There has been no impairment of the OWN note receivable.
Based on the joint venture agreement, as amended on April 1, 2016, Harpo has the right to conditionally require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount during 90-day windows beginning on April 1, 2017 and every two and a half years commencing July 1, 2018 through January 1, 2026. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fifth put exercise date. The Company has not recorded amounts for the put right because the fair value of this put right was zero as of June 30, 2016 and December 31, 2015.
Other Equity Method Investments
At June 30, 2016 and December 31, 2015, the Company's other equity method investments included the New Russian Business, All3Media and certain joint ventures in Canada. In addition on June 24, 2016, the Company acquired a 27.5% interest in Mega TV, a FTA channel in Chile owned by Bethia Comunicaciones, for $53 million.
Available-for-Sale Securities
On November 12, 2015, the Company acquired 5 million shares, or approximately 3%, of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company, for $195 million. As the shares have a readily determinable fair value and the Company has the intent to retain the investment, the shares are classified as AFS securities. The components of the Company's AFS securities, which are included in other non-current assets, are summarized in the table below (in millions).

	June 30, 2016	December 31, 2015
Cost	$195	$195
Unrealized losses	(93)	(33)
Fair Market Value	$102	$162

Unrealized losses related to our investment in Lionsgate shares represent 48% of our cost. If declines in the value of AFS securities are determined to be other-than-temporary, any loss is recorded in earnings in the period identified as a component of other income (expense), net on the consolidated statements of operations. Impairments are determined based on, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. Lionsgate share prices have historically been volatile. The Company continues to believe in the long-term value of the investment and does not intend to dispose of its Lionsgate shares for the foreseeable future. Based on current information, the Company anticipates that the fair value of its investment in Lionsgate will recover. Accordingly, the Company concluded that there were no unrealized losses that were other-than-temporary as of June 30, 2016. However, the Company continues to carefully monitor this investment.
In connection with the investment in Lionsgate, the Company hedged 50% of the shares with an equity collar (the “Lionsgate Collar”) and pledged those shares as collateral to the derivative counter party. In the application of hedge accounting, when the share price of Lionsgate is within the boundaries of the collar and the hedge has no intrinsic value, the Company records the gains or losses on the Lionsgate AFS securities as a component of other comprehensive (loss) income. When the share price of the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lionsgate AFS is outside the boundaries of the collar and the hedge has intrinsic value, the Company records a gain or loss for the change in the fair value of the hedged portion of Lionsgate shares that correspond to the change in intrinsic value of the hedge as a component of other income (expense), net. For the three and six months ended June 30, 2016, the Company recorded temporary unrealized losses of $8 million and $60 million, respectively, related to this investment, of which $4 million and $30 million, respectively, were recorded as a component of other comprehensive (loss) income and $4 million and $30 million, respectively, were recorded as a component of other income (expense), net. (See Note 7.)
Cost Method Investments
Cost method investments include ownership rights in entities that do not provide the Company with control or significant influence in these investments and that have no readily determinable fair values. The Company's cost method investments as of June 30, 2016 primarily include an educational website and an electric car racing series.
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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2016
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds	Prepaid expenses and other current assets	$154	$—	$—	$154
Available-for-sale securities:
Common stock	Other noncurrent assets	51	—	—	51
Common stock - pledged	Other noncurrent assets	51	—	—	51
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	33	—	33
Foreign exchange	Other noncurrent assets	—	5	—	5
Fair value hedges:
Equity (Lionsgate Collar)	Other noncurrent assets	—	37	—	37
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	21	—	21
Total		$256	$96	$—	$352
Liabilities
Deferred compensation plan	Accrued liabilities	$154	$—	$—	$154
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	36	—	36
Foreign exchange	Other noncurrent liabilities	—	6	—	6
Net investment hedges:
Cross-currency swaps	Other noncurrent liabilities	—	29	—	29
Total		$154	$71	$—	$225

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2015
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds	Prepaid expenses and other current assets	$149	$—	$—	$149
Available-for-sale securities:
Common stock	Other noncurrent assets	81	—	—	81
Common stock - pledged	Other noncurrent assets	81	—	—	81
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	21	—	21
Foreign exchange	Other noncurrent assets	—	2	—	2
Fair value hedges:
Equity (Lionsgate Collar)	Other noncurrent assets	—	15	—	15
Total		$311	$38	$—	$349
Liabilities
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
Derivative financial instruments are comprised of net investment hedges and foreign exchange and equity contracts used by the Company to modify its exposure to market risks from foreign exchange rates and changes in the fair value of AFS securities. Periodically, interest rate contracts are used to modify exposure to market risks from the pricing of forecasted issuances of debt. The fair value of Level 2 derivative financial instruments was determined using a market-based approach.
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of June 30, 2016. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.5 billion and $6.6 billion as of June 30, 2016 and December 31, 2015, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	June 30, 2016	December 31, 2015
Produced content rights:
Completed	$3,744	$3,624
In-production	399	376
Coproduced content rights:
Completed	687	691
In-production	54	62
Licensed content rights:
Acquired	1,073	1,078
Prepaid	113	96
Content rights, at cost	6,070	5,927
Accumulated amortization	(3,704)	(3,584)
Total content rights, net	2,366	2,343
Current portion	(323)	(313)
Noncurrent portion	$2,043	$2,030
Content expense is included in costs of revenues on the consolidated statements of operations and consisted of the following (in millions).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Content amortization	$420	$393	$855	$796
Other production charges	79	56	138	109
Content impairments(a)	3	26	9	30
Total content expense	$502	$475	$1,002	$935

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	June 30, 2016	December 31, 2015
5.625% Senior notes, semi-annual interest, due August 2019	$500	$500
5.05% Senior notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	333	328
3.30% Senior notes, semi-annual interest, due May 2022	500	500
3.25% Senior notes, semi-annual interest, due April 2023	350	350
3.45% Senior notes, semi-annual interest, due March 2025	300	300
4.90% Senior notes, semi-annual interest, due March 2026	500	—
1.90% Senior notes, euro denominated, annual interest, due March 2027	666	656
6.35% Senior notes, semi-annual interest, due June 2040	850	850
4.95% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
Revolving credit facility	480	782
Commercial paper	106	93
Capital lease obligations	125	142
Total debt	8,010	7,801
Unamortized discount and debt issuance costs	(71)	(66)
Debt, net	7,939	7,735
Current portion of debt	(130)	(119)
Noncurrent portion of debt	$7,809	$7,616
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
As of June 30, 2016, the Company had outstanding borrowings under the revolving credit facility of $480 million at a weighted average interest rate of 2.00%, none of which was denominated in foreign currencies. As of December 31, 2015, the Company had outstanding borrowings under the revolving credit facility of $782 million at a weighted average interest rate of 1.55% of which $207 million was denominated in foreign currencies. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. For borrowings denominated in foreign currencies, the interest rate is based on adjusted LIBOR, plus a margin. The current margins are 1.30% and 0.30%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.20% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of June 30, 2016, the Company, DCL and the other borrowers were in compliance with all covenants, and there were no events of default under the revolving credit facility.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $106 million with a weighted average interest rate of approximately .95% as of June 30, 2016 and $93 million with a weighted average interest rate of approximately 1.10% as of December 31, 2015.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates, interest rates and the fair value of investments classified as AFS securities. Derivative financial instruments that qualify for hedge accounting have been designated as cash flow hedges, net investment hedges and fair value hedges as applicable. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
Cash Flow Hedges
The Company designates foreign currency forward and option contracts as cash flow hedges to mitigate foreign currency risk arising from third-party revenue and inter-company licensing agreements. The Company also designates interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. Gains and losses on the effective portion of designated cash flow hedges are initially recorded in accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the statements of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings. If it becomes probable that a forecasted transaction will not occur, any related gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets are reclassified to other income (expense), net on the consolidated statements of operations in that period.
During the three months ended March 31, 2015, the Company terminated and settled its interest rate cash flow hedges following the pricing of its 3.45% senior notes due March 15, 2025 (the "2015 USD Notes"). The total notional value of the interest rate forward contracts at the termination date was $490 million, which exceeded the $300 million principal amount of the 2015 USD Notes. Of the $40 million pretax loss recorded in accumulated other comprehensive loss at the termination date, $29 million was an effective cash flow hedge that will be amortized as an adjustment to interest expense over the ten year term of the 2015 USD Notes consistent with amortization of the debt discount. The remaining $11 million was reclassified into other income (expense), net on the consolidated statements of operations during the three months ended March 31, 2015, because the forecasted borrowing transaction was no longer probable.
Net Investment Hedges
On April 7, 2016, the Company entered into a series of euro and British pound cross-currency swaps. Changes in the fair value of these cross-currency swaps, designated as hedges of net investments in foreign operations, are reported in the same manner as translation adjustments to the extent that they are effective. Changes in the value of the investment due to changes in spot rates are offset by fair value changes in the effective portion of the derivative instrument. Both changes are recorded as cumulative translation adjustments, a component of accumulated other comprehensive loss, and are only recognized in earnings upon the liquidation or sale of the hedged investment. If the notional amount of the instrument designated as the hedge of a net investment is greater than the portion of the net investment being hedged, hedge ineffectiveness, which is the gain or loss of the portion over hedged, is reclassified to other income (expense), net on the consolidated statements of operations in that period.
Fair Value Hedges
The Company designates derivative instruments used to mitigate the risk of changes in the fair value of its AFS securities as fair value hedges. On November 12, 2015, the Company entered into the Lionsgate Collar, designed to mitigate the risk of market fluctuations with respect to 50% of the Lionsgate shares held by the Company. (See Note 3.) The collar, which qualifies for hedge accounting, settles in three tranches starting in 2019 and ending in 2022. The Company records gains and losses from the Lionsgate Collar as a component of other income (expense), net on the consolidated statement of operations.
No Hedging Designation
The Company may also enter into derivative financial instruments that do not qualify for hedge accounting and are not designated as hedges. These instruments are intended to mitigate economic exposures of the Company. Realized and unrealized gains and losses on instruments that do not qualify for hedge accounting are reflected in other income (expense), net on the consolidated statements of operations. The pre-tax impact of derivatives not designated as hedges was a loss of $2 million for the three and six months ended June 30, 2016.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company records all unsettled derivative contracts at their gross fair values on the consolidated balance sheets. (See Note 4.) There were no amounts eligible to be offset under master netting agreements as of June 30, 2016 and December 31, 2015.
The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows from the hedged item. For example, the cash paid or received to settle the effective portion of foreign exchange derivatives intended to hedge distribution revenue earned during the six months ended June 30, 2016 is reported as an operating activity in the consolidated statements of cash flows consistent with the classification of cash received from customers. The cash flows from the ineffective portion of derivative instruments used as hedges and derivative contracts not designated as hedges are reported as investing activities in the consolidated statements of cash flows.
The following table summarizes the notional amount and fair value of the Company's derivative positions (in millions).

		June 30, 2016		December 31, 2015
Category	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	$325	$33	$523	$21
Foreign exchange	Other noncurrent assets	58	5	55	2
Foreign exchange	Accrued liabilities	306	36	290	4
Foreign exchange	Other noncurrent liabilities	62	6	—	—
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	341	21	—	—
Cross-currency swaps	Other noncurrent liabilities	353	29	—	—
Fair value hedges:
Equity	Other noncurrent assets	97	37	97	15
Derivatives not designated as hedges:
Foreign exchange	Prepaid expenses and other current assets	1	—	—	—
Foreign exchange	Accrued liabilities	1	—	—	—
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivatives adjustments	$3	$(14)	$(18)	$12
Interest rate - derivative adjustments	—	—	—	(12)
(Losses) gains reclassified into income from accumulated other comprehensive loss (effective portion):
Foreign exchange - distribution revenue	(5)	5	(4)	8
Foreign exchange - advertising revenue	(1)	1	(1)	1
Foreign exchange - costs of revenues	3	2	7	4
Foreign exchange - other income (expense), net	1	—	2	1
Interest rate - interest expense	(1)	—	(2)	—
Losses reclassified into income from accumulated other comprehensive loss (ineffective portion):
Interest rate - other income (expense), net	—	—	—	(11)
Fair value excluded from effectiveness assessment:
Foreign exchange - other income (expense), net	(3)	—	(4)	—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If current fair values of designated cash flow hedges as of June 30, 2016 remained static over the next twelve months, the Company would reclassify $8 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months.
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive (loss) income (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Losses recognized in accumulated other comprehensive loss:
Cross-currency swaps - currency translation adjustments	$8	$—	$8	$—
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). The Company recognized $2 million of ineffectiveness on fair value hedges for the three and six months ended June 30, 2016. The Company had no outstanding fair value hedges during the three and six months ended June 30, 2015.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Losses on changes in fair value of hedged AFS	$(4)	$(30)
Gains on changes in the intrinsic value of equity contracts	2	28
Fair value of equity contracts excluded from effectiveness assessment	1	(7)
Total in other income (expense), net	$(1)	$(9)

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$248	$752	$241	$747
Initial fair value of redeemable noncontrolling interests of acquired businesses	—	—	—	60
Cash distributions to redeemable noncontrolling interests	(15)	(36)	(17)	(36)
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	6	3	12	3
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	2	9	3	(26)
Currency translation on redemption values	2	19	4	(40)
Retained earnings adjustments:
Adjustments of redemption values to the floor	(2)	7	(2)	46
Ending balance	$241	$754	$241	$754
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
In connection with its non-controlling interest in Discovery Family, Hasbro has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is generally a function of the then-current fair market value of the redeemable noncontrolling interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet.
In connection with its non-controlling interest in Discovery Japan, Jupiter Telecommunications Co., Ltd ("J:COM") has the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. Through January 10, 2017, the redemption value is the January 10, 2013 fair value denominated in Japanese yen; thereafter, the redemption value is the greater of the then-current fair value or the January 10, 2013 fair value denominated in Japanese yen.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. EQUITY
Common Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. Over the life of the program, authorization under the stock repurchase program has totaled $7.5 billion. As of June 30, 2016, the Company had remaining authorization of $1.5 billion for future repurchases under the existing stock repurchase program, which will expire on October 8, 2017.
All common stock repurchases have been made through open market transactions and repurchased common stock has been recorded as treasury stock on the consolidated balance sheet. As of June 30, 2016, the Company had repurchased over the life of the program 3 million and 134 million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $5.8 billion, respectively. The table below presents a summary of common stock repurchases (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Series C Common Stock:
Shares repurchased	10.4	3.9	18.8	10.3
Purchase price	$286	$123	$500	$323
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
The table below presents a summary of Series C convertible preferred stock repurchases (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Series C Convertible Preferred Stock:
Shares repurchased	1.8	1.4	4.7	3.1
Purchase price	$91	$84	$250	$201
Based on the number of shares of Series C common stock repurchased during the three months ended June 30, 2016, the Company expects to convert and retire 2.2 million shares of its Series C convertible preferred shares under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $121 million on or about August 4, 2016. The expected purchase of these shares has not been recognized as a liability on the Company's consolidated balance sheet as of June 30, 2016, due to certain termination rights held by Discovery and Advance/Newhouse in the preferred stock conversion and repurchase arrangement.
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

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized (losses) gains - foreign currency	$(74)	$17	$(57)	$125	$(16)	$109
Unrealized losses - net investment hedges	(8)	—	(8)	—	—	—
Reclassifications:
Gain on disposition	—	—	—	23	—	23
Total currency translation adjustments	(82)	17	(65)	148	(16)	132
Market value adjustments:
Unrealized losses	(8)	—	(8)	—	—	—
Reclassifications:
Other income (expense), net	4	—	4	—	—	—
Total market value adjustments	(4)	—	(4)	—	—	—
Derivative adjustments:
Unrealized gains (losses)	3	(1)	2	(14)	6	(8)
Reclassifications:
Distribution revenue	5	(1)	4	(5)	2	(3)
Advertising revenue	1	—	1	(1)	—	(1)
Costs of revenues	(3)	1	(2)	(2)	—	(2)
Other income (expense), net	(1)	1	—	—	—	—
Interest expense	1	(1)	—	—	—	—
Total derivative adjustments	6	(1)	5	(22)	8	(14)
Other comprehensive (loss) income	$(80)	$16	$(64)	$126	$(8)	$118

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized losses - foreign currency	$(24)	$25	$1	$(140)	$(5)	$(145)
Unrealized losses - net investment hedges	(8)	—	(8)	—	—	—
Reclassifications:
Gain on disposition	—	—	—	23	—	23
Other income (expense), net	—	—	—	6	—	6
Total currency translation adjustments	(32)	25	(7)	(111)	(5)	(116)
Market value adjustments:
Unrealized losses	(60)	10	(50)	—	—	—
Reclassifications:
Other income (expense), net	30	(5)	25	—	—	—
Total market value adjustments	(30)	5	(25)	—	—	—
Derivative adjustments:
Unrealized losses	(18)	7	(11)	—	—	—
Reclassifications:
Distribution revenue	4	(1)	3	(8)	3	(5)
Advertising revenue	1	—	1	(1)	—	(1)
Costs of revenues	(7)	2	(5)	(4)	1	(3)
Other income (expense), net	(2)	1	(1)	10	(3)	7
Interest expense	2	(1)	1	—	—	—
Total derivative adjustments	(20)	8	(12)	(3)	1	(2)
Other comprehensive loss	$(82)	$38	$(44)	$(114)	$(4)	$(118)
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended June 30, 2016
	Currency Translation Adjustments	Market Value Adjustments	Derivative Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(549)	$(48)	$(17)	$(614)
Other comprehensive (loss) income before reclassifications	(65)	(8)	2	(71)
Reclassifications from accumulated other comprehensive loss to net income	—	4	3	7
Other comprehensive (loss) income	(65)	(4)	5	(64)
Other comprehensive income attributable to redeemable noncontrolling interests	(2)	—	—	(2)
Ending balance	$(616)	$(52)	$(12)	$(680)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2015
	Currency Translation Adjustments	Market Value Adjustments	Derivative Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(580)	$(2)	$13	$(569)
Other comprehensive income (loss) before reclassifications	109	—	(8)	101
Reclassifications from accumulated other comprehensive loss to net income	23	—	(6)	17
Other comprehensive income (loss)	132	—	(14)	118
Other comprehensive income attributable to redeemable noncontrolling interests	(9)	—	—	(9)
Ending balance	$(457)	$(2)	$(1)	$(460)

	Six Months Ended June 30, 2016
	Currency Translation Adjustments	Market Value Adjustments	Derivative Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(606)	$(27)	$—	$(633)
Other comprehensive loss before reclassifications	(7)	(50)	(11)	(68)
Reclassifications from accumulated other comprehensive loss to net income	—	25	(1)	24
Other comprehensive loss	(7)	(25)	(12)	(44)
Other comprehensive income attributable to redeemable noncontrolling interests	(3)	—	—	(3)
Ending balance	$(616)	$(52)	$(12)	$(680)

	Six Months Ended June 30, 2015
	Currency Translation Adjustments	Market Value Adjustments	Derivative Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(367)	$(2)	$1	$(368)
Other comprehensive loss before reclassifications	(145)	—	—	(145)
Reclassifications from accumulated other comprehensive loss to net income	29	—	(2)	27
Other comprehensive loss	(116)	—	(2)	(118)
Other comprehensive loss attributable to redeemable noncontrolling interests	26	—	—	26
Ending balance	$(457)	$(2)	$(1)	$(460)

NOTE 10. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which stock options, time-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs"), stock appreciation rights ("SARs") and unit awards have been issued. During the six months ended June 30, 2016, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2015 Form 10-K.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
PRSUs	$—	$11	$9	$13
RSUs	4	4	10	8
Stock options	2	3	7	8
SARs	(3)	5	1	(3)
ESPP	—	—	—	1
Unit awards	—	—	—	(2)
Total equity-based compensation expense	$3	$23	$27	$25
Tax benefit recognized	$1	$9	$10	$10
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. The Company records expense for the fair value of cash-settled and other liability-classified equity-based compensation awards ratably over the graded vesting service period based on changes in fair value as well as the probability that performance targets will be met, if applicable, less estimated forfeitures. The table below presents current and non-current portions of liability-classified equity-based compensation awards (in millions).

	June 30, 2016	December 31, 2015
Current portion of liability-classified awards:
PRSUs	$21	$—
SARs	1	5
Non-current portion of liability-classified awards:
PRSUs	34	46
SARs	3	3
Total liability-classified equity based compensation award liability	$59	$54

The table below presents award activity (in millions, except weighted-average exercise price) for PRSUs, RSUs and SARs.

	Six Months Ended June 30, 2016
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	1.0	$25.15
RSUs	1.4	$25.22
SARs	2.4	$25.77
Awards converted or settled:
PRSUs	0.6	$22.32
RSUs	0.4	$33.40
SARs	0.9	$20.67

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents stock option activity (in millions, except weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2015	15.3	$24.01
Granted	2.6	$25.60
Exercised	(0.6)	$14.57
Forfeited	(0.6)	$34.68
Outstanding as of June 30, 2016	16.7

The table below presents unrecognized compensation cost, net of expected forfeitures, related to non-vested equity-based awards and the weighted average amortization period over which these expenses will be recognized as of June 30, 2016 (in millions, except years).

	Unrecognized Compensation Cost, Net of Expected Forfeitures	Weighted Average Amortization Period (years)
RSUs	$57	3.2
PRSUs	32	1.3
Stock options	37	2.5
SARs	9	1.3
Total unrecognized compensation cost, net of expected forfeitures	$135
NOTE 11. INCOME TAXES
The Company's income tax expense was $95 million and $206 million, and the effective income tax rates were 19% and 23%, for the three and six months ended June 30, 2016, respectively. The Company's income tax expense was $139 million and $264 million, and the effective income tax rates were 32% and 33%, for the three and six months ended June 30, 2015, respectively. The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	(11)%	2%	(5)%	2%
Effect of foreign operations	(2)%	—%	(3)%	—%
Domestic production activity deductions	(4)%	(4)%	(4)%	(4)%
Change in uncertain tax positions	2%	(1)%	1%	—%
Other, net	(1)%	—%	(1)%	—%
Effective income tax rate	19%	32%	23%	33%
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended June 30, 2016, the Company resolved multi-year state tax positions that resulted in a reduction of reserves related to uncertain tax positions. The effect is included within the effective tax rate reconciliation as a component of changes in state and local income taxes, net of federal tax benefit. The Company's reserves for uncertain tax positions at June 30, 2016 and December 31, 2015 totaled $148 million and $173 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $26 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of June 30, 2016 and December 31, 2015, the Company had accrued approximately $12 million and $20 million of total interest and penalties payable related to unrecognized tax benefits, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
The table below sets forth the computation for income available to Discovery Communications, Inc. stockholders (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$415	$289	$684	$539
Less:
Allocation of undistributed income to Series A convertible preferred stock	(94)	(62)	(153)	(115)
Net income attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to redeemable noncontrolling interests	(6)	(3)	(12)	(3)
Net income available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders for basic net income per share	$314	$224	$518	$421

Allocation of net income available to Discovery Communications Inc. Series A, B and C common stockholders and Series C convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	270	190	443	356
Series C convertible preferred stockholders	44	34	75	65
Total	314	224	518	421
Add:
Allocation of undistributed income to Series A convertible preferred stockholders	94	62	153	115
Net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share	$408	$286	$671	$536
Net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share. For the three months ended June 30, 2016 and 2015, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $44 million and $34 million, respectively. For the six months ended June 30, 2016 and 2015, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $74 million and $64 million, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Denominator:
Weighted average Series A, B and C common shares outstanding — basic	404	432	409	435
Weighted average impact of assumed preferred stock conversion	208	219	211	221
Weighted average dilutive effect of equity-based awards	4	4	3	5
Weighted average Series A, B and C common shares outstanding — diluted	616	655	623	661

Weighted average Series C convertible preferred stock outstanding — basic and diluted	33	39	35	40
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
The table below sets forth the Company's calculated earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.66	$0.44	$1.08	$0.82
Series C convertible preferred stockholders	$1.33	$0.88	$2.16	$1.64

Diluted net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.66	$0.44	$1.08	$0.81
Series C convertible preferred stockholders	$1.33	$0.88	$2.16	$1.62
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive stock options and RSUs	9	6	8	6
PRSUs whose performance targets have not been achieved	3	3	3	3
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities

	June 30, 2016	December 31, 2015
Accrued payroll and related benefits	$405	$449
Content rights payable	175	217
Accrued interest	57	61
Accrued income taxes	39	30
Current portion of equity-based compensation liabilities	22	5
Other accrued liabilities	262	226
Total accrued liabilities	$960	$988
Other Income (Expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency gains (losses), net	$41	$(55)	$37	$(67)
Loss on derivative instruments	(6)	—	(15)	(11)
Remeasurement gain on previously held equity interest	—	—	—	2
Other income (expense), net	3	(4)	—	(2)
Total other income (expense), net	$38	$(59)	$22	$(78)
Equity-Based Plan Proceeds, Net

	Six Months Ended June 30,
	2016	2015
Tax settlements associated with equity-based plans	$(10)	$(26)
Excess tax benefits from equity-based compensation	(1)	5
Proceeds from issuance of common stock in connection with equity-based plans	12	10
Total equity-based plan proceeds (payments), net	$1	$(11)
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2016	2015
Cash paid for taxes, net	$314	$407
Cash paid for interest, net	174	165
Noncash investing and financing activities:
Contingent consideration obligations from business acquisitions	—	10
Contingent consideration receivable from business dispositions	—	23
Accrued purchases of property and equipment	9	7
Assets acquired under capital lease arrangements	1	1

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 24% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 46% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as OWN, All3Media and the Company's investments in the New Russian Business, or minority partners of consolidated subsidiaries, such as Hasbro.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues and service charges:
Liberty Group(a)	$87	$40	$143	$80
Equity method investees	30	23	57	47
Other	8	9	19	17
Total revenues and service charges	$125	$72	$219	$144

Interest income(b)	$4	$5	$9	$13

Expenses	$(39)	$(12)	$(60)	$(31)

(a) The increase for the three and six months ended June 30, 2016, reflects the May 2016 acquisition of Time Warner Cable, Inc. by Charter Communications, an equity method investee of the Liberty Group.
(b)The Company records interest earnings from loans to equity method investees, such as OWN, as a component of income from equity investees, net, in the consolidated statements of operations. (See Note 3.)
The table below presents receivables due from related parties (in millions).

	June 30, 2016	December 31, 2015
Receivables (a)	$108	$37
Note receivable (Note 3)	348	384

(a) The increase for the three and six months ended June 30, 2016, reflects the May 2016 acquisition of Time Warner Cable Inc. by Charter Communications, an equity method investee of the Liberty Group.
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
Contingencies
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. No amounts have

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

been recorded by the Company for the Harpo put right. (See Note 3.) Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in Discovery Family and Discovery Japan, respectively. The Company recorded the value of the put rights for Discovery Family and Discovery Japan as a component of redeemable equity in the amounts of $211 million and $30 million, respectively. (See Note 8.)
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
Guarantees
There were no guarantees recorded as of June 30, 2016 and December 31, 2015.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of June 30, 2016 and December 31, 2015.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenues by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. Networks	$873	$814	$1,680	$1,563
International Networks	790	801	1,501	1,536
Education and Other	46	40	90	94
Corporate and inter-segment eliminations	(1)	(1)	(2)	(2)
Total revenues	$1,708	$1,654	$3,269	$3,191
Adjusted OIBDA by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. Networks	$544	$496	$1,017	$921
International Networks	249	266	434	481
Education and Other	(3)	(2)	(4)	3
Corporate and inter-segment eliminations	(84)	(80)	(164)	(157)
Total Adjusted OIBDA	$706	$680	$1,283	$1,248
Reconciliation of Total Adjusted OIBDA to Net Income available to Discovery Communications, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Adjusted OIBDA	$706	$680	$1,283	$1,248
Amortization of deferred launch incentives	(4)	(4)	(7)	(8)
Mark-to-market equity-based compensation	3	(16)	(10)	(8)
Depreciation and amortization	(80)	(82)	(159)	(163)
Restructuring and other charges	(39)	(24)	(45)	(33)
Gain on disposition	—	3	13	3
Operating income	$586	$557	$1,075	$1,039
Interest expense	(91)	(77)	(176)	(166)
(Loss) income from equity investees, net	(23)	7	(31)	8
Other income (expense), net	38	(59)	22	(78)
Income before income taxes	$510	$428	$890	$803
Income tax expense	(95)	(139)	(206)	(264)
Net income attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to redeemable noncontrolling interests	(6)	(3)	(12)	(3)
Net income available to Discovery Communications, Inc.	$408	$286	$671	$536

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total Assets by Segment

	June 30, 2016	December 31, 2015
U.S. Networks	$3,316	$3,295
International Networks	5,053	5,151
Education and Other	427	520
Corporate and inter-segment eliminations	6,894	6,898
Total assets	$15,690	$15,864
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.
NOTE 17. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges, by reportable segment were as follows (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. Networks	$7	$15	$8	$22
International Networks	15	8	20	10
Education and Other	3	—	3	—
Corporate	14	1	14	1
Total restructuring and other charges	$39	$24	$45	$33

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restructuring charges	$43	$3	$49	$12
Other	(4)	21	(4)	21
Total restructuring and other charges	$39	$24	$45	$33
Restructuring charges relate to management changes, cost reduction efforts and contract terminations. On April 28, 2016, the Company committed to a cost-savings plan that encompasses a series of actions intended to enable the Company to more efficiently operate in a leaner and more directed cost structure and invest in growth initiatives, including digital services and content creation. The cost-savings plan includes significant employee terminations.
Other charges during 2015 result from content impairments primarily at the Company's U.S. Networks segment due to the cancellation of certain high profile series as a result of legal circumstances pertaining to the associated talent.
Restructuring and other charges are recorded in accrued liabilities on the consolidated balance sheet. Changes in restructuring and other liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Terminations	Total
December 31, 2015	$2	$21	$23
Net Accruals	—	49	49
Cash Paid	(2)	(14)	(16)
June 30, 2016	$—	$56	$56

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of June 30, 2016 and December 31, 2015, all of the outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 6.) The Company fully and unconditionally guarantees the senior notes on an unsecured basis. Each of the Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Company's current Registration Statement on Form S-3 that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
June 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations		Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$11	$174	$—	$—		$185
Receivables, net	—	—	470	1,104	—	—		1,574
Content rights, net	—	—	7	316	—	—		323
Deferred income taxes	—	—	39	57	—	—		96
Prepaid expenses and other current assets	4	40	182	144	—	—		370
Inter-company trade receivables, net	—	—	167	—	—	(167)		—
Total current assets	4	40	876	1,795	—	(167)		2,548
Investment in and advances to subsidiaries	5,345	5,306	7,674	—	3,577	(21,902)	—	—
Noncurrent content rights, net	—	—	638	1,405	—	—		2,043
Goodwill	—	—	3,769	4,405	—	—		8,174
Intangible assets, net	—	—	282	1,378	—	—		1,660
Equity method investments	—	—	21	514	—	—		535
Other noncurrent assets	—	20	102	628	—	(20)		730
Total assets	$5,349	$5,366	$13,362	$10,125	$3,577	$(22,089)		$15,690
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$111	$19	$—	$—		$130
Other current liabilities	2	—	408	902	—	—		1,312
Inter-company trade payables, net	—	—	—	167	—	(167)		—
Total current liabilities	2	—	519	1,088	—	(167)		1,442
Noncurrent portion of debt	—	—	7,231	578	—	—		7,809
Other noncurrent liabilities	2	—	306	544	21	(20)		853
Total liabilities	4	—	8,056	2,210	21	(187)		10,104
Redeemable noncontrolling interests	—	—	—	241	—	—		241
Total equity	5,345	5,366	5,306	7,674	3,556	(21,902)		5,345
Total liabilities and equity	$5,349	$5,366	$13,362	$10,125	$3,577	$(22,089)		$15,690

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$521	$1,191	$—	$(4)	$1,708
Costs of revenues, excluding depreciation and amortization	—	—	116	488	—	(1)	603
Selling, general and administrative	4	—	60	339	—	(3)	400
Depreciation and amortization	—	—	9	71	—	—	80
Restructuring and other charges	—	—	22	17	—	—	39
Gain on disposition	—	—	—	—	—	—	—
Total costs and expenses	4	—	207	915	—	(4)	1,122
Operating (loss) income	(4)	—	314	276	—	—	586
Equity in earnings of subsidiaries	410	410	239	—	274	(1,333)	—
Interest expense	—	—	(85)	(6)	—	—	(91)
Loss from equity investees, net	—	—	(5)	(18)	—	—	(23)
Other income (expense), net	—	—	18	20	—	—	38
Income before income taxes	406	410	481	272	274	(1,333)	510
Income tax benefit (expense)	2	—	(71)	(26)	—	—	(95)
Net income	408	410	410	246	274	(1,333)	415
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Net income available to Discovery Communications, Inc.	$408	$410	$410	$246	$274	$(1,340)	$408

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$495	$1,165	$—	$(6)	$1,654
Costs of revenues, excluding depreciation and amortization	—	—	106	458	—	—	564
Selling, general and administrative	4	—	53	379	—	(6)	430
Depreciation and amortization	—	—	8	74	—	—	82
Restructuring and other charges	—	—	15	9	—	—	24
Gain on disposition	—	—	—	(3)	—	—	(3)
Total costs and expenses	4	—	182	917	—	(6)	1,097
Operating (loss) income	(4)	—	313	248	—	—	557
Equity in earnings of subsidiaries	289	289	149	—	193	(920)	—
Interest expense	—	—	(75)	(2)	—	—	(77)
Income from equity investees, net	—	—	1	6	—	—	7
Other expense, net	—	—	(38)	(21)	—	—	(59)
Income before income taxes	285	289	350	231	193	(920)	428
Income tax benefit (expense)	1	—	(61)	(79)	—	—	(139)
Net income	286	289	289	152	193	(920)	289
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(3)	(3)
Net income available to Discovery Communications, Inc.	$286	$289	$289	$152	$193	$(923)	$286

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,002	$2,274	$—	$(7)	$3,269
Costs of revenues, excluding depreciation and amortization	—	—	230	967	—	(2)	1,195
Selling, general and administrative	8	—	129	676	—	(5)	808
Depreciation and amortization	—	—	19	140	—	—	159
Restructuring and other charges	—	—	23	22	—	—	45
Gain on disposition	—	—	—	(13)	—	—	(13)
Total costs and expenses	8	—	401	1,792	—	(7)	2,194
Operating (loss) income	(8)	—	601	482	—	—	1,075
Equity in earnings of subsidiaries	676	676	390	—	451	(2,193)	—
Interest expense	—	—	(165)	(11)	—	—	(176)
Loss from equity investees, net	—	—	(5)	(26)	—	—	(31)
Other (expense) income, net	—	—	(19)	41	—	—	22
Income before income taxes	668	676	802	486	451	(2,193)	890
Income tax benefit (expense)	3	—	(126)	(83)	—	—	(206)
Net income	671	676	676	403	451	(2,193)	684
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(12)	(12)
Net income available to Discovery Communications, Inc.	$671	$676	$676	$403	$451	$(2,206)	$671

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$956	$2,241	$—	$(6)	$3,191
Costs of revenues, excluding depreciation and amortization	—	—	214	915	—	—	1,129
Selling, general and administrative	8	—	96	732	—	(6)	830
Depreciation and amortization	—	—	17	146	—	—	163
Restructuring and other charges	—	—	20	13	—	—	33
Gain on disposition	—	—	—	(3)	—	—	(3)
Total costs and expenses	8	—	347	1,803	—	(6)	2,152
Operating (loss) income	(8)	—	609	438	—	—	1,039
Equity in earnings of subsidiaries	541	541	243	—	361	(1,686)	—
Interest expense	—	—	(162)	(4)	—	—	(166)
Income from equity investees, net	—	—	2	6	—	—	8
Other expense, net	—	—	(11)	(67)	—	—	(78)
Income before income taxes	533	541	681	373	361	(1,686)	803
Income tax benefit (expense)	3	—	(140)	(127)	—	—	(264)
Net income	536	541	541	246	361	(1,686)	539
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(3)	(3)
Net income available to Discovery Communications, Inc.	$536	$541	$541	$246	$361	$(1,689)	$536

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$408	$410	$410	$246	$274	$(1,333)	$415
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(65)	(65)	(65)	(65)	(44)	239	(65)
Market value adjustments	(4)	(4)	(4)	(4)	(3)	15	(4)
Derivative adjustments	5	5	5	5	3	(18)	5
Comprehensive income	344	346	346	182	230	(1,097)	351
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to redeemable noncontrolling interests	(2)	(2)	(2)	(2)	(1)	1	(8)
Comprehensive income attributable to Discovery Communications, Inc.	$342	$344	$344	$180	$229	$(1,097)	$342

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$286	$289	$289	$152	$193	$(920)	$289
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	132	132	132	132	88	(484)	132
Derivative adjustments	(14)	(14)	(14)	(30)	(9)	67	(14)
Comprehensive income	404	407	407	254	272	(1,337)	407
Comprehensive loss attributable to redeemable noncontrolling interests	(9)	(9)	(9)	(9)	(6)	30	(12)
Comprehensive income attributable to Discovery Communications, Inc.	$395	$398	$398	$245	$266	$(1,307)	$395

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$671	$676	$676	$403	$451	$(2,193)	$684
Other comprehensive loss, net of tax:
Currency translation adjustments	(7)	(7)	(7)	(7)	(5)	26	(7)
Market value adjustments	(25)	(25)	(25)	(25)	(17)	92	(25)
Derivative adjustments	(12)	(12)	(12)	(13)	(8)	45	(12)
Comprehensive income	627	632	632	358	421	(2,030)	640
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive loss attributable to redeemable noncontrolling interests	(3)	(3)	(3)	(3)	(2)	(1)	(15)
Comprehensive income attributable to Discovery Communications, Inc.	$624	$629	$629	$355	$419	$(2,032)	$624

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$536	$541	$541	$246	$361	$(1,686)	$539
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(116)	(116)	(116)	(114)	(77)	423	(116)
Derivative adjustments	(2)	(2)	(2)	(2)	(1)	7	(2)
Comprehensive income (loss)	418	423	423	130	283	(1,256)	421
Comprehensive loss attributable to redeemable noncontrolling interests	26	26	26	26	17	(98)	23
Comprehensive income (loss) attributable to Discovery Communications, Inc.	$444	$449	$449	$156	$300	$(1,354)	$444

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$37	$(13)	$(47)	$414	$—	$—	$391
Investing Activities
Investments in equity method investees, net	—	—	(4)	(52)	—	—	(56)
Purchases of property and equipment	—	—	(11)	(32)	—	—	(43)
Distributions from equity method investees	—	—	—	40	—	—	40
Proceeds from dispositions, net of cash disposed	—	—	—	19	—	—	19
Investments in available-for-sale and cost method investments	—	—	—	(4)	—	—	(4)
Payments for derivative instruments	—	—	—	(3)	—	—	(3)
Other investing activities, net	—	—	23	(2)	—	(23)	(2)
Cash (used in) provided by investing activities	—	—	8	(34)	—	(23)	(49)
Financing Activities
Commercial paper repayments, net	—	—	13	—	—	—	13
Borrowings under revolving credit facility	—	—	100	180	—	—	280
Principal repayments of revolving credit facility	—	—	(100)	(472)	—	—	(572)
Borrowings from debt, net of discount	—	—	498	—	—	—	498
Principal repayments of capital lease obligations	—	—	(3)	(14)	—	—	(17)
Repurchases of stock	(750)	—	—	—	—	—	(750)
Distributions to redeemable noncontrolling interests	—	—	—	(17)	—	—	(17)
Equity-based plan payments, net	1	—	—	—	—	—	1
Inter-company distributions	—	—	—	(23)	—	23	—
Inter-company contributions and other financing activities, net	712	13	(461)	(277)	—	—	(13)
Cash (used in) provided by financing activities	(37)	13	47	(623)	—	23	(577)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	30	—	—	30
Net change in cash and cash equivalents	—	—	8	(213)	—	—	(205)
Cash and cash equivalents, beginning of period	—	—	3	387	—	—	390
Cash and cash equivalents, end of period	$—	$—	$11	$174	$—	$—	$185

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
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, FTA and broadcast television, websites, digital distribution arrangements and content licensing agreements. Our portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery ("ID") and Velocity (known as Turbo outside of the U.S.). We also develop and sell curriculum-based education products and services and operate production studios.
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
U.S. Networks
U.S. Networks generated revenues of $1,680 million, which represented 51% of our total consolidated revenues, and Adjusted OIBDA of $1,017 million during the six months ended June 30, 2016. Our U.S. Networks segment owns and operates ten national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. In addition, this segment holds an equity method investment interest in OWN.
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
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. In December 2015, we announced our first authenticated U.S. TV Everywhere product that is available to certain subscribers and connects viewers with live and on-demand access to award-winning shows and series from nine U.S. networks in the Discovery portfolio: Discovery Channel, TLC, Animal Planet, ID, Science Channel, Velocity, Destination America, American Heroes Channel ("AHC") and Discovery Life.
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
During the six months ended June 30, 2016, distribution, advertising and other revenues were 46%, 52% and 2%, respectively, of total revenues for this segment. Discovery Channel, TLC and Animal Planet, collectively, generated 67% of U.S. Networks’ total revenues for the six months ended June 30, 2016.
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

International Networks
International Networks generated revenues of $1,501 million, which represented 46% of our total consolidated revenues, and Adjusted OIBDA of $434 million during the six months ended June 30, 2016. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, Real Time, DMAX and Discovery Kids. International Networks has a large international distribution platform for its 36 networks, with as many as 14 networks distributed in any particular country or territory across the more than 220 countries and territories around the world. As of June 30, 2016, International Networks operated over 380 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA networks in Europe and the Middle East and broadcast networks in the Nordic countries, which we refer to as the Nordics, and continues to pursue further international expansion. FTA networks generate a significant portion of International Network's revenue. The penetration and growth rates of television services vary across the 220 countries and territories depending on the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
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
During the six months ended June 30, 2016, distribution, advertising and other revenues were 56%, 42% and 2%, respectively, of total net revenues for this segment. Pay-TV networks and FTA or broadcast networks generated 44% and 56% of International Networks' advertising revenue for the six months ended June 30, 2016, respectively.
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
On June 23, 2016, the United Kingdom ("U.K.") held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U., which may have an adverse impact on advertising, subscribers, distributors and employees. We are currently monitoring the situation for potential effects to our distribution and licensing agreements, unusual foreign currency exchange rate fluctuations, and changes to the legal and regulatory landscape.
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
On June 30, 2015, we sold our radio businesses in Northern Europe to Bauer for total consideration, net of cash disposed, of €72 million ($80 million), which included €54 million ($61 million) in cash and €18 million ($19 million) of contingent consideration paid on April 1, 2016. The cumulative gain on the disposal of the radio business is $1 million and includes $26 million of goodwill allocated to the transaction based on the relative fair values of the radio business disposed of and the portion of the reporting unit that was retained. Based on a change in estimate of the fair value of contingent consideration, we recorded a pre-tax gain of $13 million for the six months ended June 30, 2016. For the year-ended December 31, 2015, we recorded an estimated loss on disposal of $12 million using then available projected results. We determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on our operations and consolidated financial results. (See Note 2 to the accompanying consolidated financial statements.)
On June 24, 2016, we acquired a 27.5% interest in Mega TV, a FTA channel in Chile owned by Bethia Comunicaciones, for $53 million, which we account for using the equity method.
Education and Other
Education and Other generated revenues of $90 million during the six months ended June 30, 2016, which represented 3% of our consolidated revenues. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hardcopy curriculum-based content. Other is comprised of production studios that develop content for our networks and television service providers throughout the world. Our wholly-owned production studios provide services to our U.S. Networks and International Networks segments at cost. The revenues and offsetting expenses associated with these inter-segment production services are not reflected in the results of operations for Education and Other as they have been eliminated within the production studios operating segment. On November 12, 2015, the Company acquired 5 million shares, or approximately 3%, of Lionsgate, an entertainment company involved in the production of movies and television, for $195 million, which is accounted for as an AFS security. (See Note 3 to the accompanying consolidated financial statements.)

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Distribution	$813	$775	5%	$1,614	$1,533	5%
Advertising	813	814	—%	1,500	1,501	—%
Other	82	65	26%	155	157	(1)%
Total revenues	1,708	1,654	3%	3,269	3,191	2%
Costs of revenues, excluding depreciation and amortization	603	564	7%	1,195	1,129	6%
Selling, general and administrative	400	430	(7)%	808	830	(3)%
Depreciation and amortization	80	82	(2)%	159	163	(2)%
Restructuring and other charges	39	24	63%	45	33	36%
Gain on disposition	—	(3)	(100)%	(13)	(3)	NM
Total costs and expenses	1,122	1,097	2%	2,194	2,152	2%
Operating income	586	557	5%	1,075	1,039	3%
Interest expense	(91)	(77)	18%	(176)	(166)	6%
(Loss) income from equity investees, net	(23)	7	NM	(31)	8	NM
Other income (expense), net	38	(59)	NM	22	(78)	NM
Income before income taxes	510	428	19%	890	803	11%
Income tax expense	(95)	(139)	(32)%	(206)	(264)	(22)%
Net income	415	289	44%	684	539	27%
Net income attributable to noncontrolling interests	(1)	—	NM	(1)	—	NM
Net income attributable to redeemable noncontrolling interests	(6)	(3)	100%	(12)	(3)	NM
Net income available to Discovery Communications, Inc.	$408	$286	43%	$671	$536	25%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations, distribution revenue increased 9% for the three months ended June 30, 2016. Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport France, distribution revenue increased 9% for the six months ended June 30, 2016. The increases for the three and six months ended June 30, 2016 were a result of increases of 8%, at our U.S. Networks segment and 10% and 9%, respectively, at our International Networks segment. U.S. Networks distribution revenue increased primarily due to annual contractual rate increases partially offset by slight declines in subscribers. International Networks' distribution revenue increased mostly due to increases in affiliate rates in Northern Europe, as well as increases in affiliate rates for CEEMEA and increases in affiliate rates and subscribers in Latin America, in equivalent amounts.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, advertising revenue increased 5% and 6% for the three and six months ended June 30, 2016, respectively. The U.S. Networks increased 5% and 6% for the three and six months ended June 30, 2016, respectively, and International Networks increased 5% for the three and six months ended June 30, 2016. U.S.

Networks' advertising revenue increased due to inventory management and increases in pricing, in equivalent amounts, offset by ratings declines. International Networks' revenue increased due to volume and ratings in Southern Europe, and to a lesser extent, pricing, ratings and volume in CEEMEA, partially offset by lower ratings and pricing in Northern Europe.
Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, other revenue increased 32% and 2% for the three and six months ended June 30, 2016, respectively. The increase for the three months ended June 30, 2016, was due to increases in licensing fees at our U.S. and International Networks. Similar licensing increases for the six months ended June 30, 2016, were partially offset due to the absence of Eurosport France sublicensing fees which have been eliminated since the Company began to consolidate Eurosport France on March 31, 2015. (See Note 2 to the accompanying consolidated financial statements.)
Costs of Revenues
Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, costs of revenues increased 11% for the three months ended June 30, 2016. Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport France and the disposition of the Company's radio business, costs of revenues increased 9% for the six months ended June 30, 2016. The increases were primarily attributable to increased spending for content on our networks, particularly sports rights, and slightly accelerated content amortization rates compared with prior years. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, content amortization was $415 million and $386 million for the three months ended June 30, 2016 and 2015, respectively. Excluding the impact of foreign currency fluctuations, the disposition of the Company's radio business, and the acquisition on Eurosport France, content amortization was $842 million and $779 million for the six months ended June 30, 2016 and 2015, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, selling, general and administrative expenses decreased 3% and increased 2% for the three and six months ended June 30, 2016, respectively, as spending for the components of selling, general and administrative was similar for each year.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization remained consistent with the prior periods for the three and six months ended June 30, 2016.
Restructuring and Other Charges
Restructuring and other charges increased $15 million and $12 million for the three and six months ended June 30, 2016, respectively, primarily due to personnel related termination costs for voluntary and involuntary severance actions in the second quarter of 2016. (See Note 17 to the accompanying consolidated financial statements.) These increases were partially offset by decreases in content impairments resulting from the cancellation of certain high profile series due to legal circumstances pertaining to the associated talent that were incurred in the prior year for which there is no similar expense in the current period.
Gain on Disposition
Gain on disposition increased $10 million for the six months ended June 30, 2016 as a result of the recognition of the final contingent payment for the sale of the radio business on June 30, 2015. (See Note 2 to the accompanying consolidated financial statements.)
Interest Expense
Interest expense increased for the three and six months ended June 30, 2016 primarily due to the March 11, 2016 issuance of the 4.90% senior notes due March 2026. (See Note 6 to the accompanying consolidated financial statements.)
(Loss) Income from Equity Investees, net
Losses from our equity method investees increased $30 million and $39 million for the three and six months ended June 30, 2016, respectively, due to reduced earnings at various equity method investees, including increased losses for derivatives that do not receive hedge accounting at All3Media.

Other Income (Expense), net
The table below presents the details of other income (expense), net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency gains (losses), net	$41	$(55)	$37	$(67)
Loss on derivative instruments	(6)	—	(15)	(11)
Remeasurement gain on previously held equity interest	—	—	—	2
Other income (expense), net	3	(4)	—	(2)
Total other income (expense), net	$38	$(59)	$22	$(78)
Other income (expense) had net increases in earnings of $97 million and $100 million for the three and six months ended June 30, 2016, respectively, as a result of recording gains for the revaluation of monetary assets and liabilities associated with the international legal entity financing structure compared with revaluation losses in prior periods.
Income Tax Expense
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	(11)%	2%	(5)%	2%
Effect of foreign operations	(2)%	—%	(3)%	—%
Domestic production activity deductions	(4)%	(4)%	(4)%	(4)%
Change in uncertain tax positions	2%	(1)%	1%	—%
Other, net	(1)%	—%	(1)%	—%
Effective income tax rate	19%	32%	23%	33%
Income tax expense was $95 million and $206 million, and the effective tax rates were 19% and 23% for the three and six months ended June 30, 2016, respectively. Income tax expense was $139 million and $264 million, and the effective income tax rates were 32% and 33%, for the three and six months ended June 30, 2015, respectively. The net decrease in the effective tax rate for the three and six months ended June 30, 2016 was primarily attributable to the resolution of multi-year state tax positions that resulted in a reduction of reserves related to uncertain tax positions, and, to a lesser extent, taxation of income among multiple foreign and domestic jurisdictions and the impact of various foreign legislative changes. (See Note 11 to the accompanying consolidated financial statements.)
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
Additional financial information for our reportable segments is set forth in Note 16 to the accompanying consolidated financial statements.
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenue:
U.S. Networks	$873	$814	7%	$1,680	$1,563	7%
International Networks	790	801	(1)%	1,501	1,536	(2)%
Education and Other	46	40	15%	90	94	(4)%
Corporate and inter-segment eliminations	(1)	(1)	—%	(2)	(2)	—%
Total revenue	1,708	1,654	3%	3,269	3,191	2%
Costs of revenues, excluding depreciation and amortization	(603)	(564)	7%	(1,195)	(1,129)	6%
Selling, general and administrative(a)	(403)	(414)	(3)%	(798)	(822)	(3)%
Add: Amortization of deferred launch incentives(b)	4	4	—%	7	8	(13)%
Adjusted OIBDA	$706	$680	4%	$1,283	$1,248	3%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation.
(b) Amortization of deferred launch incentives is included as a reduction of distribution revenue for reporting in accordance with GAAP, but is excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of total Adjusted OIBDA to Net Income available to Discovery Communications, Inc. (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Adjusted OIBDA:
U.S. Networks	$544	$496	10%	$1,017	$921	10%
International Networks	249	266	(6)%	434	481	(10)%
Education and Other	(3)	(2)	(50)%	(4)	3	NM
Corporate and inter-segment eliminations	(84)	(80)	(5)%	(164)	(157)	(4)%
Total Adjusted OIBDA	706	680	4%	1,283	1,248	3%
Amortization of deferred launch incentives	(4)	(4)	—%	(7)	(8)	(13)%
Mark-to-market equity-based compensation	3	(16)	NM	(10)	(8)	25%
Depreciation and amortization	(80)	(82)	(2)%	(159)	(163)	(2)%
Restructuring and other charges	(39)	(24)	63%	(45)	(33)	36%
Gain on disposition	—	3	NM	13	3	NM
Operating income	586	557	5%	1,075	1,039	3%
Interest expense	(91)	(77)	18%	(176)	(166)	6%
(Loss) income from equity investees, net	(23)	7	NM	(31)	8	NM
Other income (expense), net	38	(59)	NM	22	(78)	NM
Income tax expense	(95)	(139)	(32)%	(206)	(264)	(22)%
Net income attributable to noncontrolling interests	(1)	—	NM	(1)	—	NM
Net income attributable to redeemable noncontrolling interests	(6)	(3)	100%	(12)	(3)	NM
Net income available to Discovery Communications, Inc.	$408	$286	43%	$671	$536	25%

U.S. Networks
The table below presents, for our U.S. Networks operating segment, revenues by type, certain operating expenses, certain contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Distribution	$386	$357	8%	$776	$719	8%
Advertising	471	447	5%	873	822	6%
Other	16	10	60%	31	22	41%
Total revenues	873	814	7%	1,680	1,563	7%
Costs of revenues, excluding depreciation and amortization	(218)	(210)	4%	(438)	(415)	6%
Selling, general and administrative	(111)	(108)	3%	(225)	(227)	(1)%
Adjusted OIBDA	544	496	10%	1,017	921	10%
Depreciation and amortization	(5)	(8)	(38)%	(12)	(16)	(25)%
Restructuring and other charges	(7)	(15)	(53)%	(8)	(22)	(64)%
Inter-segment eliminations	(1)	—	NM	(5)	(2)	NM
Operating income	$531	$473	12%	$992	$881	13%
Revenues
Distribution revenue for the three and six months ended June 30, 2016 increased 8% primarily due to annual contractual rate increases partially offset by slight declines in subscribers.
Advertising revenue for the three and six months ended June 30, 2016 increased 5% and 6%, respectively, due to inventory management and increases in pricing partially offset by ratings declines.
Other revenue for the three and six months ended June 30, 2016 increased 60% and 41%, respectively, due to increases in licensing fees.
Costs of Revenues
Costs of revenues for the three and six months ended June 30, 2016 increased 4% and 6%, respectively. The increases were primarily attributable to increased spending for content on our networks and slightly accelerated content amortization rates compared with prior years. Content amortization was $179 million and $173 million for the three months ended June 30, 2016 and 2015, respectively and $362 million and $342 million for the six months ended June 30, 2016 and 2015, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 3% and decreased 1% for the three and six months ended June 30, 2016, as spending for the components of selling, general and administrative was similar for each year.
Adjusted OIBDA
Adjusted OIBDA for the three and six months ended June 30, 2016 increased 10% primarily due to increases in distribution and advertising revenue partially offset by increases in content amortization.

International Networks
The following table presents, for our International Networks operating segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Distribution	$427	$418	2%	$838	$814	3%
Advertising	342	367	(7)%	627	679	(8)%
Other	21	16	31%	36	43	(16)%
Total revenues	790	801	(1)%	1,501	1,536	(2)%
Costs of revenues, excluding depreciation and amortization	(363)	(337)	8%	(716)	(671)	7%
Selling, general and administrative	(182)	(202)	(10)%	(358)	(392)	(9)%
Add: Amortization of deferred launch incentives	4	4	—%	7	8	(13)%
Adjusted OIBDA	249	266	(6)%	434	481	(10)%
Amortization of deferred launch incentives	(4)	(4)	—%	(7)	(8)	(13)%
Depreciation and amortization	(56)	(59)	(5)%	(110)	(116)	(5)%
Restructuring and other charges	(15)	(8)	88%	(20)	(10)	100%
Gain on disposition	—	3	NM	13	3	NM
Inter-segment eliminations	(1)	(1)	—%	(2)	(2)	—%
Operating income	$173	$197	(12)%	$308	$348	(11)%
Revenues
Excluding the impact of foreign currency fluctuations, distribution revenue increased 10% for the three months ended June 30, 2016. Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport France, distribution revenue increased 9% for the six months ended June 30, 2016. These increases for the three and six months ended June 30, 2016 were mostly due to increases in affiliate rates in Northern Europe, as well as increases in affiliate rates for CEEMEA and increases in affiliate rates and subscribers in Latin America, in equivalent amounts. Such growth is consistent with the continued development of the pay-TV markets in those regions.
Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, advertising revenue increased 5% for the three and six months ended June 30, 2016. The increase for the three and six months ended June 30, 2016 was primarily driven by volume and ratings in Southern Europe, and to a lesser extent, pricing, ratings and volume in CEEMEA, partially offset by lower ratings and pricing in Northern Europe.
Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, other revenue increased 43% for the three months ended June 30, 2016 and decreased 13% for the six months ended June 30, 2016. Licensing fees increased for the three and six months ended June 30, 2016. The increase in licensing fees for the six months ended June 30, 2016 was offset by the absence of sublicensing fees for Eurosport France, which have been eliminated since the Company began to consolidate Eurosport France on March 31, 2015.
Costs of Revenues
Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, costs of revenues increased 14% for the three months ended June 30, 2016. Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport France and the disposition of the Company's radio business, costs of revenues increased 12% for the six months ended June 30, 2016. These increases were mostly attributable to increased spending on content, particularly sports rights and associated production costs, on our networks and slightly accelerated content amortization rates compared with prior year. Excluding the impact of foreign currency fluctuations, content amortization was $233 million and $212 million for the three months ended June 30, 2016 and 2015, respectively. Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport France, content amortization was $476 million and $425 million for the six months ended June 30, 2016 and 2015, respectively.

Selling, General and Administrative
Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, selling, general and administrative expenses remained consistent for the three and six months ended June 30, 2016.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, Adjusted OIBDA increased 8% and 3% for the three and six months ended June 30, 2016, respectively. The increases were primarily due to increases in distribution and advertising revenue partially offset by higher content expense.
Education and Other
The following table presents, for our Education and Other segments revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	$46	$40	15%	$90	$94	(4)%
Costs of revenues, excluding depreciation and amortization	(21)	(16)	31%	(41)	(42)	(2)%
Selling, general and administrative	(28)	(26)	8%	(53)	(49)	8%
Adjusted OIBDA	(3)	(2)	(50)%	(4)	3	NM
Depreciation and amortization	(1)	(1)	—%	(3)	(3)	—%
Restructuring and other charges	(3)	—	NM	(3)	—	NM
Inter-segment eliminations	2	1	100%	7	4	75%
Operating income	$(5)	$(2)	NM	$(3)	$4	NM
Adjusted OIBDA for the three and six months ended June 30, 2016 remained consistent and decreased $7 million, respectively. The decrease for the six months ended June 30, 2016 was primarily due to additional operational investments in Education's digital textbooks.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	$(1)	$(1)	—%	$(2)	$(2)	—%
Costs of revenues, excluding depreciation and amortization	(1)	(1)	—%	—	(1)	(100)%
Selling, general and administrative	(82)	(78)	5%	(162)	(154)	5%
Adjusted OIBDA	(84)	(80)	(5)%	(164)	(157)	(4)%
Mark-to-market equity-based compensation	3	(16)	NM	(10)	(8)	25%
Depreciation and amortization	(18)	(14)	29%	(34)	(28)	21%
Restructuring and other charges	(14)	(1)	NM	(14)	(1)	NM
Operating loss	$(113)	$(111)	2%	$(222)	$(194)	14%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.

Adjusted OIBDA decreased 5% and 4% for the three and six months ended June 30, 2016 primarily due to increases in personnel for IT security, offset by reductions in integration costs.
The decrease in mark-to-market equity-based compensation expense for the three and six months ended June 30, 2016 was primarily attributable to a decline in Discovery's stock price for the three and six months ended June 30, 2016 compared with an increase in stock price during the three and six months ended June 30, 2016 and 2015. Changes in stock price are a key driver of fair value estimates used in the attribution of expense for SARs, PRSUs and unit awards. By contrast, stock options and RSUs are fair valued at grant date and amortized over their vesting period without mark-to-market adjustments. The expense associated with these equity awards are included in Adjusted OIBDA as a component of selling general and administrative expense.
Items Impacting Comparability
The impact of exchange rates on our business is an important factor in understanding period to period comparisons of our results. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. We believe the presentation of results on a constant currency basis (ex-FX), in addition to results reported in accordance with GAAP provides useful information about our operating performance because the presentation ex-FX excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of results on a constant currency basis should be considered in addition to, but not a substitute for, measures of financial performance reported in accordance with GAAP.
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process, (the “2016 Baseline Rate”) and the prior year amounts translated at the same 2016 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.
The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended June 30,
	2016	2015	% Change (Reported)	% Change (ex-FX)
Distribution revenue	$813	$775	5%	9%
Advertising revenue	813	814	—%	1%
Other revenue	82	65	26%	26%
Costs of revenue, excluding depreciation and amortization	603	564	7%	8%
Selling, general and administrative expense	400	430	(7)%	(5)%
Adjusted OIBDA	706	680	4%	8%

	Six Months Ended June 30,
	2016	2015	% Change (Reported)	% Change (ex-FX)
Distribution revenue	$1,614	$1,533	5%	10%
Advertising revenue	1,500	1,501	—%	2%
Other revenue	155	157	(1)%	(1)%
Costs of revenue, excluding depreciation and amortization	1,195	1,129	6%	7%
Selling, general and administrative expense	808	830	(3)%	(1)%
Adjusted OIBDA	1,283	1,248	3%	8%

The impact of foreign currency on the comparability of our financial results for International Networks for the three and six months ended June 30, 2016 is as follows (dollar amounts in millions):

	Three Months Ended June 30,
	2016	2015	% Change (Reported)	% Change (ex-FX)
Distribution revenue	$427	$418	2%	10%
Advertising revenue	342	367	(7)%	(4)%
Other revenue	21	16	31%	18%
Costs of revenue, excluding depreciation and amortization	363	337	8%	9%
Selling, general and administrative expenses	182	202	(10)%	(7)%
Adjusted OIBDA	249	266	(6)%	4%

	Six Months Ended June 30,
	2016	2015	% Change (Reported)	% Change (ex-FX)
Distribution revenue	$838	$814	3%	11%
Advertising revenue	627	679	(8)%	(4)%
Other revenue	36	43	(16)%	(21)%
Costs of revenue, excluding depreciation and amortization	716	671	7%	9%
Selling, general and administrative expenses	358	392	(9)%	(5)%
Adjusted OIBDA	434	481	(10)%	2%

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2016, we have funded our working capital needs primarily through cash flows from operations. As of June 30, 2016, we had $185 million of cash and cash equivalents on hand.

•	Debt
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
Revolving Credit Facility
We have access to a $2.0 billion revolving credit facility. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program. As of June 30, 2016, the Company had outstanding borrowings under the revolving credit facility of $480 million at a weighted average interest rate of 2.00%. Borrowings under the revolving credit facility bear interest at rates that vary based on DCL’s periodic debt ratings. The revolving credit facility agreement provides for a maturity date of February 4, 2021 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.

The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4:50 to 1:00. As of June 30, 2016, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes will vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates will vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of June 30, 2016, we had $106 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately .95% and maturities of less than 90 days.
We repay our senior notes, revolving credit facility and commercial paper as required, and accordingly these sources of cash also require use of our cash.

•	Notes Receivable
We have an outstanding note receivable from OWN, our equity method investee, which totals $348 million including interest. During the six months ended June 30, 2016 the Company received net repayments on the note receivable of $45 million. Borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due.
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
Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors. As of June 30, 2016, the Company had repurchased 3 million and 134 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $5.8 billion, respectively. Over the life of the program, authorization under the stock repurchase program has totaled $7.5 billion. As of June 30, 2016, the Company had remaining authorization of $1.5 billion for future repurchases under the existing stock repurchase program, which will expire on October 8, 2017. We have been funding our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions.

•	Preferred Stock Conversion and Repurchase
We have an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into 3/7 of the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During the six months ended June 30, 2016, we converted and retired 4.7 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $250 million. The Company expects to convert and retire 2.2 million shares of its Series C convertible preferred shares under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $121 million on or about August 4, 2016. (See Note 9 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the six months ended June 30, 2016, we made cash payments of $314 million and $174 million for income taxes and interest on our outstanding debt, respectively.

•	Business Combinations and Investments
Our uses of cash have included business combinations. (See Note 2 to the accompanying consolidated financial statements.) Due to business combinations, we also have redeemable equity balances of $241 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company.
We have interests in various equity method investees and provide funding to those equity method investees from time to time. We also have interests in AFS securities and cost method investments. (See Note 3 to the accompanying consolidated financial statements.)

•	Restructuring and Other
As announced on May 4, 2016, we committed to a cost-savings plan that encompasses a series of actions intended to enable us to more efficiently operate a leaner cost structure and invest in growth initiatives, including digital media and content creation. The cost-savings plan includes significant personnel restructuring (see Note 17). The Company expects to take additional actions to reduce its non-personnel costs and is continuing to evaluate its overall expense base.

•	Equity-Based Compensation
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the six months ended June 30, 2016, we paid $5 million for cash-settled equity awards. As of June 30, 2016, liabilities totaled $59 million for outstanding liability-classified equity-based compensation awards, of which $22 million was classified as current. (See Note 10 to the accompanying consolidated financial statements.)
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2016	2015
Cash and cash equivalents, beginning of period	$390	$367
Cash provided by operating activities	391	394
Cash used in investing activities	(49)	(26)
Cash used in financing activities	(577)	(487)
Effect of exchange rate changes on cash and cash equivalents	30	(16)
Net change in cash and cash equivalents	(205)	(135)
Cash and cash equivalents, end of period	$185	$232
Operating Activities
Cash provided by operating activities remained consistent for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Improved operating performance and decreases in cash paid for taxes were offset by increases in content spending of $63 million and decreases in working capital due to the timing of payments for accounts payable, decreases in accruals and increases in other assets.
Investing Activities
Cash flows used in investing activities increased $23 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily attributable to an increase in investments in equity method investees of $29 million and a decrease in proceeds from disposition of businesses of $42 million. These changes were partially offset by a decrease in purchases of property and equipment of $9 million, a decrease in cash paid for business combinations, net of cash acquired of $22 million and a decrease in payments for derivative instruments, net of $8 million.

Financing Activities
Cash flows used in financing activities increased $90 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily attributable to an increase in repurchases of stock of $226 million offset by increases in borrowings of $76 million: increased borrowings of senior notes, net of repayments, of $411 million offset by decreases in borrowings of commercial paper of $81 million and revolver loans, net of repayments, of $254 million.

Capital Resources
As of June 30, 2016, capital resources were comprised of the following (in millions).

	June 30, 2016
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$185	$—	$—	$185
Revolving credit facility(a)	2,000	1	586	1,413
Senior notes(b)	7,299	—	7,299	—
Total	$9,484	$1	$7,885	$1,598

(a) Outstanding commercial paper borrowings of $106 million as of June 30, 2016 are supported by unused committed capacity under the revolving credit facility and reduce unused capacity. There were $480 million in borrowings under the revolving credit facility outstanding as of June 30, 2016.
(b) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of June 30, 2016 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2043.
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
As of June 30, 2016, we held $91 million of our $185 million of cash and cash equivalents in our foreign subsidiaries. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted accounting and reporting standards during the six months ended June 30, 2016. (See Note 1 to the accompanying consolidated financial statements.)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2015 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2015.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2015 Form 10-K. Our risk factors have not changed materially since December 31, 2015, except for the following:
As a company that has operations in the United Kingdom, the vote by the United Kingdom to leave the European Union could have an adverse impact on our business, results of operations and financial position.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose subscribers, distributors and employees. If the U.K. loses access to the single E.U. market and the global trade deals negotiated by the E.U., it could have a detrimental impact on our U.K. growth. Such a decline could also make our doing business in Europe more difficult, which could delay and reduce the scope our distribution and licensing agreements. Without access to the single E.U. market, it may be more challenging and costly to obtain intellectual property rights for our content within the U.K. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect our employees and their ability to move freely between the E.U. member states for work related matters.
The announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations. With the expansion of our international operations, our exposure to exchange rate fluctuation has increased. This increase in exposure could have an adverse effect on our results of operations and net asset balances, as there can be no assurance that the downward trend of the British pound and the Euro will rebound. Brexit may also create global uncertainty, which may cause a decrease in consumer discretionary spending. These decreases in consumer discretionary spending may affect cable television and other video service subscriptions where our networks are distributed. This could lead to a decrease in the number of subscribers receiving our programming, which could in turn have a negative impact on our viewing subscribers and affiliation fee revenues. A decrease in our viewing subscribers would have a negative impact on the number of viewers watching our programming, possibly impacting the rates we are able to charge for advertising. Any of the foregoing factors may adversely affect our business, results of operations or financial position.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended June 30, 2016.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
April 1, 2016 - April 30, 2016	7,389,202	$27.59	7,389,202	$1,623,343,451
May 1, 2016 - May 31, 2016	3,013,941	$27.16	3,013,941	$1,541,483,274
June 1, 2016 - June 30, 2016	—	$—	—	$1,541,483,274
Total	10,403,143	$27.47	10,403,143	$1,541,483,274

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of June 30, 2016, the total amount authorized under the stock repurchase program was $7.5 billion, and we had remaining authorization of $1.5 billion for future repurchases under our common stock repurchase program, which will expire on October 8, 2017. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended June 30, 2016. The Company first announced its stock repurchase program on August 3, 2010.
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under our stock repurchase program during the then most recently completed fiscal quarter. During the three months ended June 30, 2016, we converted and retired 1.8 million shares of converted Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $91 million. Based on the number of shares of Series C common stock purchased during the three months ended June 30, 2016, we expect to convert and retire 2.2 million shares of our Series C convertible preferred stock for $121 million on or about August 4, 2016.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement, dated June 13, 2016, between JB Perrette and Discovery Corporate Services Limited (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) Consolidated Statement of Equity for the six months ended June 30, 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: August 2, 2016	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 2, 2016	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated June 13, 2016, between JB Perrette and Discovery Corporate Services Limited (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) Consolidated Statement of Equity for the six months ended June 30, 2016, and (vi) Notes to Consolidated Financial Statements.