Form 10-Q
period 2016-09-30
Discovery Communications, Inc.
filed 2016-11-01
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of October 26, 2016:

Series A Common Stock, par value $0.01 per share	151,943,509
Series B Common Stock, par value $0.01 per share	6,512,379
Series C Common Stock, par value $0.01 per share	234,668,886

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$224	$390
Receivables, net	1,545	1,479
Content rights, net	350	313
Deferred income taxes	110	68
Prepaid expenses and other current assets	454	346
Total current assets	2,683	2,596
Noncurrent content rights, net	2,117	2,030
Property and equipment, net	464	488
Goodwill	8,179	8,164
Intangible assets, net	1,621	1,730
Equity method investments	515	567
Other noncurrent assets	271	289
Total assets	$15,850	$15,864
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$202	$282
Accrued liabilities	1,045	988
Deferred revenues	180	190
Current portion of debt	95	119
Total current liabilities	1,522	1,579
Noncurrent portion of debt	7,901	7,616
Deferred income taxes	536	556
Other noncurrent liabilities	440	421
Total liabilities	10,399	10,172
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	247	241
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 31 and 38 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 155 and 153 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 379 and 376 shares issued	4	4
Additional paid-in capital	7,016	7,021
Treasury stock, at cost	(6,214)	(5,461)
Retained earnings	5,038	4,517
Accumulated other comprehensive loss	(643)	(633)
Total equity	5,204	5,451
Total liabilities and equity	$15,850	$15,864
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Distribution	$806	$776	$2,420	$2,309
Advertising	670	699	2,170	2,200
Other	80	82	235	239
Total revenues	1,556	1,557	4,825	4,748
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	592	574	1,787	1,703
Selling, general and administrative	419	394	1,227	1,224
Depreciation and amortization	80	80	239	243
Restructuring and other charges	7	4	52	37
Gain on disposition	—	—	(13)	(3)
Total costs and expenses	1,098	1,052	3,292	3,204
Operating income	458	505	1,533	1,544
Interest expense	(91)	(82)	(267)	(248)
Income (loss) from equity investees, net	3	(10)	(28)	(2)
Other expense, net	(49)	—	(27)	(78)
Income before income taxes	321	413	1,211	1,216
Income tax expense	(96)	(130)	(302)	(394)
Net income	225	283	909	822
Net income attributable to noncontrolling interests	—	—	(1)	—
Net income attributable to redeemable noncontrolling interests	(6)	(4)	(18)	(7)
Net income available to Discovery Communications, Inc.	$219	$279	$890	$815
Net income per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Basic	$0.37	$0.43	$1.45	$1.25
Diluted	$0.36	$0.43	$1.44	$1.24
Weighted average shares outstanding:
Basic	395	432	404	434
Diluted	602	653	615	658
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$225	$283	$909	$822
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(16)	(46)	(23)	(162)
Market value adjustments	50	—	25	—
Derivative adjustments	3	1	(9)	(1)
Comprehensive income	262	238	902	659
Comprehensive income attributable to noncontrolling interests	—	—	(1)	—
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(6)	(7)	(21)	16
Comprehensive income attributable to Discovery Communications, Inc.	$256	$231	$880	$675
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$909	$822
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	49	16
Depreciation and amortization	239	243
Content amortization and impairment expense	1,293	1,243
Gain on disposition	(13)	(3)
Remeasurement gain on previously held equity interest	—	(2)
Equity in losses (earnings) of investee companies, net of cash distributions	33	9
Deferred income taxes	(55)	4
Realized loss from derivative instruments	3	11
Other-than-temporary impairment of AFS investments	62	—
Other, net	45	29
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(48)	(133)
Content rights, net	(1,464)	(1,386)
Accounts payable and accrued liabilities	(44)	(14)
Equity-based compensation liabilities	(5)	(25)
Income taxes receivable and prepaid income taxes	(50)	(136)
Other, net	(127)	(26)
Cash provided by operating activities	827	652
Investing Activities
Investments in equity method investees, net	(67)	(26)
Purchases of property and equipment	(69)	(76)
Distributions from equity method investees	69	67
Proceeds from disposition, net of cash disposed	19	61
Investments in cost method investments	(4)	(16)
Payments for derivative instruments, net	—	(11)
Business acquisitions, net of cash acquired	—	(24)
Other investing activities, net	(2)	(1)
Cash used in investing activities	(54)	(26)
Financing Activities
Commercial paper repayments, net	(23)	(140)
Borrowings under revolving credit facility	445	222
Principal repayments of revolving credit facility	(672)	(179)
Borrowings from debt, net of discount	498	936
Principal repayments of debt	—	(849)
Principal repayments of capital lease obligations	(23)	(22)
Repurchases of stock	(1,124)	(576)
Prepayments for common stock repurchase contracts	(71)	—
Distributions to redeemable noncontrolling interests	(17)	(38)
Equity-based plan proceeds (payments), net	32	(9)
Hedge of borrowings from debt instruments	—	(29)
Other financing activities, net	(13)	(15)
Cash used in financing activities	(968)	(699)
Effect of exchange rate changes on cash and cash equivalents	29	(32)
Net change in cash and cash equivalents	(166)	(105)
Cash and cash equivalents, beginning of period	390	367
Cash and cash equivalents, end of period	$224	$262
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery Communications, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2015	109	$2	536	$5	$7,021	$(5,461)	$4,517	$(633)	$5,451	$—	$5,451
Net income available to Discovery Communications, Inc.	—	—	—	—	—	—	890	—	890	1	891
Other comprehensive loss	—	—	—	—	—	—	—	(10)	(10)	—	(10)
Repurchases of stock	(7)	—	—	—	—	(753)	(371)	—	(1,124)	—	(1,124)
Prepayments for common stock repurchase contracts	—	—	—	—	(71)	—	—	—	(71)	—	(71)
Equity-based compensation	—	—	—	—	25	—	—	—	25	—	25
Excess tax benefits from equity-based compensation	—	—	—	—	7	—	—	—	7	—	7
Tax settlements associated with equity-based compensation	—	—	—	—	(11)	—	—	—	(11)	—	(11)
Issuance of common stock in connection with equity-based plans	—	—	4	—	45	—	—	—	45	—	45
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	2	—	2	—	2
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	—	—	1	—	—	—	—	—	—	—	—
September 30, 2016	102	$2	541	$5	$7,016	$(6,214)	$5,038	$(643)	$5,204	$—	$5,204
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
Accounting and Reporting Pronouncements Adopted
Business Consolidation
In February 2015, the Financial Accounting Standards Board ("FASB") issued guidance that amends the analysis that a reporting entity performs to determine whether it should consolidate certain legal entities. The changes in this guidance include how related parties and de facto agents are considered in the primary beneficiary determination and the analysis for determining whether a fee paid to a decision maker or service provider is a variable interest. In accordance with the adoption requirement, the Company adopted this guidance effective January 1, 2016, and there was no effect on the consolidated financial statements.
Business Combinations
In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments will be recognized

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance requiring all debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt instead of being presented as an asset on the balance sheet. The Company retrospectively adopted the new guidance on April 1, 2015 and reclassified its unamortized debt issuance costs related to the Company's debt from other noncurrent assets to noncurrent portion of debt on the consolidated balance sheet as of December 31, 2014.
Accounting and Reporting Pronouncements Not Yet Adopted
Income Taxes
In October 2016, the FASB issued guidance that simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance includes requirements to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, and therefore eliminates the exception for an intra-entity transfer of an asset other than inventory. The new standard is effective for reporting periods beginning after December 15, 2017, and can be adopted early in any interim period, with any adjustments applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
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
Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued guidance regarding the classification and measurement of financial instruments. The standard requires equity securities, including available-for-sale ("AFS") securities, to be measured at fair value with changes in the fair value recognized through net income, superseding the guidance permitting entities to record gains and losses on equity securities with readily determinable fair values in accumulated other comprehensive income. Investments accounted for under the equity method of accounting or that result in consolidation are not included within the scope of this update. The new standard will affect the Company's accounting for AFS securities for reporting periods beginning after December 15, 2017.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes, which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Company's consolidated balance sheets. The new requirement will be effective for financial statements issued for annual periods beginning after December 15, 2016, and can be adopted on either a retrospective or prospective basis. The Company will record a balance sheet reclassification adjustment for the impact that the pronouncement will have on the consolidated financial statements. The Company will retrospectively adopt the pronouncement.
Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued guidance requiring the Company to perform interim and annual assessments regarding conditions or events that raise substantial doubt about the Company's ability to continue as a going concern and to provide related disclosures, if applicable. The new standard is effective for reporting periods ending after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's disclosures in the consolidated financial statements.
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
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, more than 90% of distribution revenue comes from the Company's top 10 distributors in the U.S. For the International Networks segment, approximately 46% of distribution revenue comes from the Company's top 10 distributors outside of the U.S. Agreements in place with the major cable and satellite operators in the U.S. expire at various times from 2016 through 2021. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three and nine months ended September 30, 2016 or 2015. As of September 30, 2016 and December 31, 2015, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
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
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of September 30, 2016, the Company did not anticipate nonperformance by any of its counterparties.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. In connection with the Company's hedge of certain investments classified as available-for-sale securities, the Company has pledged shares as collateral to the derivative counterparty. (See Note 3.) The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. As of September 30, 2016, no collateral has been posted by either party under these arrangements. As of September 30, 2016, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $92 million.
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Eurosport France
On December 21, 2012, the Company acquired a 20% equity method investment in Eurosport France. On March 31, 2015, the Company acquired an additional 31% interest in Eurosport France for €36 million ($38 million). This transaction gave the Company a 51% controlling stake in Eurosport France. The Company recognized a gain of $2 million during the three months ended March 31, 2015, to account for the difference between the carrying value and the fair value of the previously held 20% equity method investment in Eurosport France as a component of other expense, net in the Company's consolidated statements of operations. (See Note 13.) On October 1, 2015, the Company acquired the remaining 49% of Eurosport France. (See Note 8.)
Eurosport France is part of Eurosport, a leading pan-European sports media platform. The flagship Eurosport network focuses on regionally popular sports, such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD and Eurosportnews. The acquisition is intended to increase the growth of Eurosport and enhance the Company's pay-TV offerings in Europe.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other
In the year ended December 31, 2015, the Company acquired several other unrelated businesses for total cash and contingent consideration of $91 million, net of cash acquired. Total consideration, net of cash acquired, included contingent consideration of $13 million as of December 31, 2015, of which $1 million was paid during the nine months ended September 30, 2016. The Company recorded $54 million and $43 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included FTA networks in Italy and Turkey, cable networks in Denmark and a pay-TV sports channel in Asia. The goodwill reflects the synergies and regional market penetration from combining the operations of these acquisitions with the Company's operations.
Impact of Business Combinations
The operations of each of the business combinations in 2015 discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents their revenue and earnings as reported within the consolidated financial statements for the current period (in millions).

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Revenues:
Distribution	$21	$64
Advertising	12	42
Other	1	3
Total revenues	$34	$109

Net income	$6	$21

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Revenues:
Distribution	$21	$39
Advertising	8	11
Other	—	—
Total revenues	$29	$50

Net income	$1	$1

Dispositions
Russia
On October 7, 2015, Discovery recorded a loss of $5 million upon deconsolidation of its Russian business following its contribution to a joint venture (the “New Russian Business”) with a Russian media company, National Media Group ("NMG"). The New Russian Business was established to comply with changes in Russian legislation that limit foreign ownership of media companies in Russia. No cash consideration was exchanged in the transaction. NMG contributed an FTA license which enables advertising for the New Russian Business. As part of the transaction, Discovery obtained a 20% ownership interest in the New Russian Business, which is accounted for under the equity method of accounting. The loss on contribution of the Russian business included $15 million of goodwill allocated to the transaction based on the relative fair values of the Russian business disposed of and the portion of the reporting unit that was retained. Although Discovery no longer consolidates the Russian business, Discovery earns revenue by providing content and brands to the New Russian Business under long-term licensing arrangements (Note 14). The Russian business was included in the International Networks reportable segment; the licensing arrangements are reported as distribution revenue in the International Networks reportable segment (See Note 16).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Radio
On June 30, 2015, Discovery sold its radio business in Northern Europe to Bauer Media Group ("Bauer") for total consideration, net of cash disposed, of €72 million ($80 million), which included €54 million ($61 million) in cash and €18 million ($19 million) of contingent consideration. The cumulative gain on the disposal is $1 million and includes $26 million of goodwill allocated to the transaction based on the relative fair values of the radio business disposed of and the portion of the reporting unit that was retained. Upon sale, the Company recorded a $3 million gain including estimated contingent consideration as disclosed for the nine months ended September 30, 2015. As of December 31, 2015, the Company revised its estimated contingent consideration resulting in a $12 million loss. Based on the final resolution and receipt of contingent consideration payable, Discovery recorded a pre-tax gain of $13 million for the nine months ended September 30, 2016.
The Company determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on the Company's operations and consolidated financial results. The Company's radio business had no impact on income before income taxes for the nine months ended September 30, 2015. The Company's radio businesses were part of the International Networks reportable segment.
Discovery Digital Networks
On October 13, 2016, the Company announced a plan to contribute $100 million and its digital network Seeker and production studio SourceFed in exchange for a 39% minority interest in a new holding company, Group Nine Media. Group Nine Media includes digital companies Thrillist Media Group, Now This Media, and The Dodo. The businesses contributed by Discovery have a net asset balance of approximately $30 million, primarily comprised of goodwill. The Company expects to record a gain upon deconsolidation of these businesses.
NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	September 30, 2016	December 31, 2015
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$161	$149
Equity method investments	Equity method investments	515	567
Available-for-sale securities:
Common stock	Other noncurrent assets	50	81
Common stock - pledged	Other noncurrent assets	50	81
Cost method investments	Other noncurrent assets	48	43
Total investments		$824	$921
Trading Securities
Trading securities include investments in mutual funds held in a separate trust which are owned as part of the Company’s supplemental retirement plan. (See Note 4.)
Equity Method Investments
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. All equity method investees are privately owned. The carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees, except for Oprah Winfrey Network ("OWN"), because the Company has recorded losses in excess of its ownership interest. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of September 30, 2016, the Company’s estimated risk of loss for all its VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $380 million. The Company's estimated risk of loss excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $374 million and $423 million as of September 30, 2016 and December 31, 2015, respectively. The Company recognized its portion of net income generated by VIEs of $10 million and $21 million for the three months ended September 30, 2016 and 2015, respectively, and $13 million and $31 million for the nine months ended September 30, 2016 and 2015, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The carrying value of the Company’s investment in OWN of $317 million and $373 million as of September 30, 2016 and December 31, 2015, respectively, includes the Company's note receivable and accumulated investment losses.
The Company's combined advances to and note receivable from OWN, including accrued interest, were $326 million and $384 million as of September 30, 2016 and December 31, 2015, respectively. On April 30, 2015, Oprah Winfrey agreed to extend her exclusivity agreement with OWN and the note receivable agreement was modified to reduce its interest rate, compounded annually, from 7.5% to 5.0%, retroactive to January 1, 2014. During the nine months ended September 30, 2016, the Company received net repayments of $71 million from OWN and accrued interest on the note receivable of $13 million.
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
Based on the joint venture agreement, as amended on April 1, 2016, Harpo has the right to conditionally require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount during 90-day windows beginning on April 1, 2017 and every two and a half years commencing July 1, 2018 through January 1, 2026. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fifth put exercise date. The Company has not recorded amounts for the put right because the fair value of this put right was zero as of September 30, 2016 and December 31, 2015.
Other Equity Method Investments
At September 30, 2016 and December 31, 2015, the Company's other equity method investments included the New Russian Business, All3Media and certain joint ventures in Canada. In addition on June 24, 2016, the Company acquired a 27.5% interest in Mega TV, a FTA channel in Chile owned by Bethia Comunicaciones, for $53 million. The Company acquired other equity method investments and made additional contributions to existing equity method investments totaling $14 million during the nine months ended September 30, 2016.
Available-for-Sale Securities ("AFS")
On November 12, 2015, the Company acquired 5 million shares, or approximately 3%, of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company, for $195 million. As the shares have a readily determinable fair value and the Company has the intent to retain the investment, the shares are classified as AFS securities.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accumulated amounts associated with the components of the Company's AFS securities, which are included in other non-current assets, are summarized in the table below (in millions).

	September 30, 2016	December 31, 2015
Cost	$195	$195
Other-than-temporary impairment of AFS securities	(62)	—
Adjusted Cost Basis	133	195
Unrealized losses for changes in fair value of:
Hedged AFS - Other expense, net	(33)	(2)
Unhedged AFS - Other comprehensive (loss) income, net of tax	—	(31)
Carrying value	$100	$162

During the three months ended September 30, 2016, the Company determined that the decline in value of AFS securities related to our investment in Lionsgate is other-than-temporary in nature and, as such, the cost basis was adjusted to a fair value of $100 million. The impairment determination is based on the sustained decline in the stock price of Lionsgate in relation to the purchase price and the prolonged length of time the fair value of the investment has been less than the carrying value. Based on the other-than-temporary impairment determination, unrealized pre-tax losses of $62 million previously recorded as a component of other comprehensive (loss) income were recognized as an impairment charge that is included as a component of other expense, net for the three months ended September 30, 2016.
The total decline in fair value of $95 million on the Lionsgate investment since its purchase has been recorded to other expense, net, of which $93 million was recorded in 2016. (See Note 9.)
The Company hedged 50% of the shares with an equity collar (the "Lionsgate Collar") and pledged those shares as collateral to the derivative counter party. In the application of hedge accounting, when the share price of Lionsgate is within the boundaries of the collar and the hedge has no intrinsic value, the Company records the gains or losses on the Lionsgate AFS securities as a component of other comprehensive (loss) income. When the share price of the Lionsgate AFS is outside the boundaries of the collar and the hedge has intrinsic value, the Company records a gain or loss for the change in the fair value of the hedged portion of Lionsgate shares that correspond to the change in intrinsic value of the hedge as a component of other expense, net. (See Note 7.)
Cost Method Investments
Cost method investments include ownership rights in entities that do not provide the Company with control or significant influence in these investments and that have no readily determinable fair values. The Company's cost method investments as of September 30, 2016 primarily include an educational website and an electric car racing series.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2016
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds	Prepaid expenses and other current assets	$161	$—	$—	$161
Available-for-sale securities:
Common stock	Other noncurrent assets	50	—	—	50
Common stock - pledged	Other noncurrent assets	50	—	—	50
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	29	—	29
Interest rate	Prepaid expenses and other current assets	—	2	—	2
Foreign exchange	Other noncurrent assets	—	2	—	2
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	22	—	22
Fair value hedges:
Equity (Lionsgate Collar)	Other noncurrent assets	—	36	—	36
No hedging designation:
Cross-currency swaps	Other noncurrent assets	—	1	—	1
Total		$261	$92	$—	$353
Liabilities
Deferred compensation plan	Accrued liabilities	$161	$—	$—	$161
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	31	—	31
Foreign exchange	Other noncurrent liabilities	—	4	—	4
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	3	—	3
Cross-currency swaps	Other noncurrent liabilities	—	48	—	48
Total		$161	$86	$—	$247

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
Derivative financial instruments are comprised of foreign exchange, interest rate and equity contracts. (See Note 7).
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of September 30, 2016. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.7 billion and $6.6 billion as of September 30, 2016 and December 31, 2015, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	September 30, 2016	December 31, 2015
Produced content rights:
Completed	$3,846	$3,624
In-production	452	376
Coproduced content rights:
Completed	686	691
In-production	54	62
Licensed content rights:
Acquired	1,103	1,078
Prepaid	157	96
Content rights, at cost	6,298	5,927
Accumulated amortization	(3,831)	(3,584)
Total content rights, net	2,467	2,343
Current portion	(350)	(313)
Noncurrent portion	$2,117	$2,030
Content expense is included in costs of revenues on the consolidated statements of operations and consisted of the following (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Content amortization	$424	$414	$1,279	$1,210
Other production charges	67	54	205	163
Content impairments(a)	5	3	14	33
Total content expense	$496	$471	$1,498	$1,406

(a) Content impairments are generally recorded as a component of costs of revenue. However, during the three and nine months ended September 30, 2016, $3 million in content impairments were reflected as a component of restructuring and other charges. During the nine months ended September 30, 2015, $21 million in content impairments were reflected as a component of restructuring and other charges. These impairment charges resulted from the cancellation of certain high profile series due to legal circumstances pertaining to the associated talent.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	September 30, 2016	December 31, 2015
5.625% Senior notes, semi-annual interest, due August 2019	$500	$500
5.05% Senior notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	336	328
3.30% Senior notes, semi-annual interest, due May 2022	500	500
3.25% Senior notes, semi-annual interest, due April 2023	350	350
3.45% Senior notes, semi-annual interest, due March 2025	300	300
4.90% Senior notes, semi-annual interest, due March 2026	500	—
1.90% Senior notes, euro denominated, annual interest, due March 2027	672	656
6.35% Senior notes, semi-annual interest, due June 2040	850	850
4.95% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
Revolving credit facility	545	782
Commercial paper	70	93
Capital lease obligations	142	142
Total debt	8,065	7,801
Unamortized discount and debt issuance costs	(69)	(66)
Debt, net	7,996	7,735
Current portion of debt	(95)	(119)
Noncurrent portion of debt	$7,901	$7,616
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
As of September 30, 2016, the Company had outstanding borrowings under the revolving credit facility of $545 million at a weighted average interest rate of 1.94%, none of which were denominated in foreign currencies. As of December 31, 2015, the Company had outstanding borrowings under the revolving credit facility of $782 million at a weighted average interest rate of 1.55% of which $207 million was denominated in foreign currencies. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. For borrowings denominated in foreign currencies, the interest rate is based on adjusted LIBOR, plus a margin. The current margins are 1.30% and 0.30%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.20% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of September 30, 2016, the Company, DCL and the other borrowers were in compliance with all covenants, and there were no events of default under the revolving credit facility.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $70 million with a weighted average interest rate of approximately .90% as of September 30, 2016 and $93 million with a weighted average interest rate of approximately 1.10% as of December 31, 2015.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates, interest rates and the fair value of investments classified as AFS securities. At the inception of a derivative contract, the Company designates the derivative as one of four types based on the Company's intentions and belief as to likely effectiveness as a hedge. These four types are: (1) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), (2) a hedge of net investments in foreign operations ("net investment hedge"), (3) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), or (4) an instrument with no hedging designation. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
Cash Flow Hedges
The Company designates foreign currency forward and option contracts as cash flow hedges to mitigate foreign currency risk arising from third-party revenue and inter-company licensing agreements. The Company also designates interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. Gains and losses on the effective portion of designated cash flow hedges are initially recorded in accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the statements of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings. If it becomes probable that a forecasted transaction will not occur, any related gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets are reclassified to other expense, net on the consolidated statements of operations in that period. The total notional amount of outstanding foreign exchange and interest rate contracts designated as cash flow hedges as of September 30, 2016 were $510 million and $900 million, respectively. The total notional amount of outstanding foreign exchange contracts designated as cash flow hedges as of December 31, 2015 was $868 million. There were no interest rate contracts outstanding as of December 31, 2015.
During the three months ended September 30, 2016, the Company discontinued hedge accounting for certain foreign currency forward and option contracts designated as cash flow hedges because the occurrence of the forecasted transactions was no longer probable, but reasonably possible. The notional amount and fair value of these hedges as of September 30, 2016 was $125 million and $14 million, respectively, and was classified in prepaid and other current assets and other noncurrent assets on the Company's consolidated balance sheet. As a result of the change in probability, future changes in the fair value of these hedges will be reflected immediately in other expense, net on the consolidated statements of operations. Unrealized gains recognized prior to the change in probability will remain in accumulated other comprehensive loss until earnings are impacted by the forecasted transaction or the forecasted transaction becomes probable of not occurring, at which time they will be reclassified to other expense, net on the consolidated statements of operations.
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
Net Investment Hedges
In 2016, the Company entered into a series of cross-currency swaps designated as hedges of net investments in foreign operations. Changes in the fair value of these cross-currency swaps, including the accrual and periodic cash settlement of interest, are reported in the same manner as translation adjustments to the extent that they are effective. Changes in the value of the investment due to changes in spot rates are offset by fair value changes in the effective portion of the derivative instruments. Both changes are recorded as cumulative translation adjustments, a component of accumulated other comprehensive loss, and are only

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

recognized in earnings upon the liquidation or sale of the hedged investment. If the notional amount of the instrument designated as the hedge of a net investment is greater than the portion of the net investment being hedged, hedge ineffectiveness, which is the gain or loss of the portion over hedged, is reclassified to other expense, net on the consolidated statements of operations in that period. The notional amount of net investment hedges outstanding as of September 30, 2016 was $770 million. There were no derivative contracts designated as net investment hedges outstanding as of December 31, 2015.
Fair Value Hedges
The Company designates derivative instruments used to mitigate the risk of changes in the fair value of its AFS securities as fair value hedges. On November 12, 2015, the Company entered into the Lionsgate Collar, designed to mitigate the risk of market fluctuations with respect to 50% of the Lionsgate shares held by the Company. (See Note 3.) The collar, which qualifies for hedge accounting, settles in three tranches starting in 2019 and ending in 2022. The Company records gains and losses from the Lionsgate Collar as a component of other expense, net on the consolidated statements of operations. The notional amount of fair value hedges outstanding was $97 million as of September 30, 2016 and December 31, 2015.
No Hedging Designation
The Company may also enter into derivative financial instruments that do not qualify for hedge accounting and are not designated as hedges. These instruments are intended to mitigate economic exposures of the Company. Realized and unrealized gains and losses on instruments that do not qualify for hedge accounting are reflected in other expense, net on the consolidated statements of operations. The total notional amount of outstanding foreign exchange and interest rate contracts with no hedging designation as of September 30, 2016 was $27 million and $9 million, respectively. There were no derivative contracts that did not receive hedging designation outstanding as of December 31, 2015.
Financial Statement Presentation
The Company records all unsettled derivative contracts at their gross fair values on the consolidated balance sheets. (See Note 4.) There were no amounts eligible to be offset under master netting agreements as of September 30, 2016 and December 31, 2015. The portion of the fair value that represents cash flows occurring within one year are classified as current, and the portion related to cash flows occurring beyond one year are classified as noncurrent.
The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows from the hedged item. For example, the cash paid or received to settle the effective portion of foreign exchange derivatives intended to hedge distribution revenue earned during the nine months ended September 30, 2016 is reported as an operating activity in the consolidated statements of cash flows consistent with the classification of cash received from customers. The cash flows from the ineffective portion of derivative instruments used as hedges, periodic settlement of interest on cross-currency swaps, and derivative contracts not designated as hedges are reported as investing activities in the consolidated statements of cash flows.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions).

		Fair Value
Category	Balance Sheet Location	September 30, 2016	December 31, 2015
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	$29	$21
Interest rate	Prepaid expenses and other current assets	2	—
Foreign exchange	Other noncurrent assets	2	2
Foreign exchange	Accrued liabilities	31	4
Foreign exchange	Other noncurrent liabilities	4	—
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	22	—
Cross-currency swaps	Accrued liabilities	3	—
Cross-currency swaps	Other noncurrent liabilities	48	—
Fair value hedges:
Equity (Lionsgate collar)	Other noncurrent assets	36	15
No hedging designation:
Cross-currency swaps	Other noncurrent assets	1	—
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$—	$10	$(18)	$22
Interest rate - derivative adjustments	2	1	2	(11)
(Losses) gains reclassified into income from accumulated other comprehensive loss (effective portion):
Foreign exchange - distribution revenue	(11)	7	(15)	15
Foreign exchange - advertising revenue	(1)	—	(2)	1
Foreign exchange - costs of revenues	8	2	15	6
Foreign exchange - other expense, net	1	1	3	2
Interest rate - interest expense	(1)	(1)	(3)	(1)
Losses reclassified into income from accumulated other comprehensive loss (ineffective portion):
Interest rate - other expense, net	—	—	—	(11)
Fair value excluded from effectiveness assessment:
Foreign exchange - other expense, net	(1)	—	(5)	—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If current fair values of designated cash flow hedges as of September 30, 2016 remained static over the next twelve months, the Company would reclassify $6 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months.
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive (loss) income (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Losses) gains recognized in accumulated other comprehensive loss:
Cross-currency swaps - changes in fair value	$(21)	$—	$(29)	$—
Cross-currency swaps - interest settlements	2	—	2	—
Total other comprehensive loss	$(19)	$—	$(27)	$—
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). The Company recognized $2 million of ineffectiveness on fair value hedges for the three months ended September 30, 2016. There were no amounts of ineffectiveness recognized on fair value hedges for the nine months ended September 30, 2016. The Company had no outstanding fair value hedges during the three and nine months ended September 30, 2015.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Losses on changes in fair value of hedged AFS	$(1)	$(31)
Gains on changes in the intrinsic value of equity contracts	3	31
Fair value of equity contracts excluded from effectiveness assessment	(3)	(10)
Total in other expense, net	$(1)	$(10)
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign exchange derivatives	$1	$8	$(1)	$8

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$241	$754	$241	$747
Initial fair value of redeemable noncontrolling interests of acquired businesses	—	—	—	60
Reclassification of redeemable equity to current liabilities	—	(551)	—	(551)
Cash distributions to redeemable noncontrolling interests	—	(2)	(17)	(38)
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	6	4	18	7
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	—	3	3	(23)
Currency translation on redemption values	—	4	4	(36)
Retained earnings adjustments:
Adjustments of redemption values to the floor	—	28	(2)	74
Ending balance	$247	$240	$247	$240
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
In connection with its non-controlling interest in Discovery Japan, Jupiter Telecommunications Co., Ltd ("J:COM") has the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. Through January 10, 2017, the redemption value is the January 10, 2013 fair value denominated in Japanese yen; thereafter, as chosen by J:COM, the redemption value is the then-current fair value or the January 10, 2013 fair value denominated in Japanese yen.
NOTE 9. EQUITY
Common Stock Repurchase Program
On August 3, 2010, the Company implemented a stock repurchase program. Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. Over the life of the program, authorization under the stock repurchase program has

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

totaled $7.5 billion. As of September 30, 2016, the Company had remaining authorization of $1.3 billion for future repurchases under the existing stock repurchase program, which will expire on October 8, 2017.
All common stock repurchases have been made through open market transactions and repurchased common stock has been recorded as treasury stock on the consolidated balance sheet. As of September 30, 2016, the Company had repurchased over the life of the program 3 million and 144 million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $6 billion, respectively. The table below presents a summary of common stock repurchases (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Series C Common Stock:
Shares repurchased	10.4	—	29.2	10.3
Purchase price	$253	$—	$753	$323
Common Stock Repurchase Contract
On August 22, 2016, the Company made an up front cash payment of $71 million to enter into a prepaid common stock repurchase contract for the Company's Series C common stock. The contract will settle during the quarter ended December 31, 2016. If Discovery's Series C common stock price is below $25.86 at expiry, the Company will receive 3 million shares of its Series C common stock. If Discovery's Series C common stock price is above $25.86 at expiry, the Company can elect to receive $75 million in cash or that number of shares of Series C common stock at the then current market price equal to $75 million. The contract represents a hybrid instrument consisting of a debt instrument and an embedded equity-linked derivative that does not require bifurcation because it is linked to the Company’s own stock.  The contract is accounted for as an equity transaction.  As of September 30, 2016, the $71 million prepayment was recorded as a reduction in additional paid-in capital.  If the contract settles in shares of Series C common stock, that amount will be reclassified to treasury stock.  If the contract settles in cash, the $75 million cash receipt will be recorded as an increase to additional paid-in capital.
Preferred Stock Repurchase and Conversion
The Company has an agreement with Advance/Newhouse Programming Partnership (“Advance/Newhouse”) to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of the number of shares of Series C common stock purchased under the Company’s common stock repurchase program during the then most recently completed fiscal quarter. The price paid per preferred share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Series C preferred stock is convertible, at the option of the holder, into two shares of Series C common stock. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced common stock repurchase program. The repurchase transactions are recorded as a decrease in par value of preferred stock and retained earnings upon settlement as there is no remaining additional paid-in capital for this class of stock.
The table below presents a summary of Series C convertible preferred stock repurchases (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Series C Convertible Preferred Stock:
Shares repurchased	2.2	0.8	6.9	3.9
Purchase price	$121	$52	$371	$253
Based on the number of shares of Series C common stock repurchased during the three months ended September 30, 2016, the Company expects to repurchase, convert and retire 2.2 million shares of its Series C convertible preferred shares under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $108 million on or about November 3, 2016. The expected purchase of these shares has not been recognized as a liability on the Company's consolidated balance sheet as of September 30, 2016, due to certain termination rights held by Discovery and Advance/Newhouse in the preferred stock conversion and repurchase arrangement.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition, on February 25, 2016, at the request of Advance/Newhouse and in accordance with the Company's Articles of Incorporation, the Company converted 292,500 shares of Advance/Newhouse Series C convertible preferred stock into 585,000 shares of Series C common stock.
Stock Repurchases
As of September 30, 2016, total shares repurchased, on a split-adjusted and as-converted basis, under these programs represent 34% of the Company's outstanding shares from the time the repurchase programs were authorized or 30% net of issuances for equity based compensation.
Other Comprehensive (Loss) Income
The table below presents the tax effects related to each component of other comprehensive (loss) income and reclassifications made into the consolidated statements of operations (in millions).

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized losses - foreign currency	$(10)	$10	$—	$(57)	$11	$(46)
Unrealized losses - net investment hedges	(19)	3	(16)	—	—	—
Total currency translation adjustments	(29)	13	(16)	(57)	11	(46)
Market value adjustments:
Unrealized losses - AFS securities	(2)	2	—	—	—	—
Reclassifications to other expense, net:
Other-than-temporary-impairment AFS securities	62	(12)	50	—	—	—
Hedged portion of AFS securities	1	(1)	—	—	—	—
Total market value adjustments	61	(11)	50	—	—	—
Derivative adjustments:
Unrealized gains	2	(2)	—	11	(4)	7
Reclassifications:
Distribution revenue	11	(4)	7	(7)	2	(5)
Advertising revenue	1	—	1	—	—	—
Costs of revenues	(8)	3	(5)	(2)	1	(1)
Interest expense	1	—	1	1	—	1
Other expense, net	(1)	—	(1)	(1)	—	(1)
Total derivative adjustments	6	(3)	3	2	(1)	1
Other comprehensive income (loss)	$38	$(1)	$37	$(55)	$10	$(45)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized losses - foreign currency	$(34)	$35	$1	$(197)	$6	$(191)
Unrealized losses - net investment hedges	(27)	3	(24)	—	—	—
Reclassifications:
Gain on disposition	—	—	—	23	—	23
Other expense, net	—	—	—	6	—	6
Total currency translation adjustments	(61)	38	(23)	(168)	6	(162)
Market value adjustments:
Unrealized losses - AFS securities	(62)	12	(50)	—	—	—
Reclassifications to other expense, net:
Other-than-temporary-impairment AFS securities	62	(12)	50	—	—	—
Hedged portion of AFS securities	31	(6)	25	—	—	—
Total market value adjustments	31	(6)	25	—	—	—
Derivative adjustments:
Unrealized (losses) gains	(16)	5	(11)	11	(4)	7
Reclassifications:
Distribution revenue	15	(5)	10	(15)	5	(10)
Advertising revenue	2	—	2	(1)	—	(1)
Costs of revenues	(15)	5	(10)	(6)	2	(4)
Interest expense	3	(1)	2	1	—	1
Other expense, net	(3)	1	(2)	9	(3)	6
Total derivative adjustments	(14)	5	(9)	(1)	—	(1)
Other comprehensive loss	$(44)	$37	$(7)	$(169)	$6	$(163)
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended September 30, 2016
	Currency Translation Adjustments	Market Value Adjustments	Derivative Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(616)	$(52)	$(12)	$(680)
Other comprehensive (loss) income before reclassifications	(16)	—	—	(16)
Reclassifications from accumulated other comprehensive loss to net income	—	50	3	53
Other comprehensive (loss) income	(16)	50	3	37
Ending balance	$(632)	$(2)	$(9)	$(643)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30, 2015
	Currency Translation Adjustments	Market Value Adjustments	Derivative Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(457)	$(2)	$(1)	$(460)
Other comprehensive (loss) income before reclassifications	(46)	—	7	(39)
Reclassifications from accumulated other comprehensive loss to net income	—	—	(6)	(6)
Other comprehensive (loss) income	(46)	—	1	(45)
Other comprehensive income attributable to redeemable noncontrolling interests	(3)	—	—	(3)
Ending balance	$(506)	$(2)	$—	$(508)

	Nine Months Ended September 30, 2016
	Currency Translation Adjustments	Market Value Adjustments	Derivative Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(606)	$(27)	$—	$(633)
Other comprehensive loss before reclassifications	(23)	(50)	(11)	(84)
Reclassifications from accumulated other comprehensive loss to net income	—	75	2	77
Other comprehensive (loss) income	(23)	25	(9)	(7)
Other comprehensive income attributable to redeemable noncontrolling interests	(3)	—	—	(3)
Ending balance	$(632)	$(2)	$(9)	$(643)

	Nine Months Ended September 30, 2015
	Currency Translation Adjustments	Market Value Adjustments	Derivative Adjustments	Accumulated Other Comprehensive Loss
Beginning balance	$(367)	$(2)	$1	$(368)
Other comprehensive loss before reclassifications	(191)	—	7	(184)
Reclassifications from accumulated other comprehensive loss to net income	29	—	(8)	21
Other comprehensive loss	(162)	—	(1)	(163)
Other comprehensive loss attributable to redeemable noncontrolling interests	23	—	—	23
Ending balance	$(506)	$(2)	$—	$(508)
NOTE 10. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which stock options, time-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs"), stock appreciation rights ("SARs") and unit awards have been issued. During the nine months ended September 30, 2016, the vesting and service requirements of equity-based awards granted were consistent with the arrangements disclosed in the 2015 Form 10-K.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the components of equity-based compensation expense (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
PRSUs	$12	$(5)	$21	$8
RSUs	4	4	14	12
Stock options	4	4	11	12
SARs	2	(12)	3	(15)
ESPP	—	—	—	1
Unit awards	—	—	—	(2)
Total equity-based compensation expense	$22	$(9)	$49	$16
Tax benefit (expense) recognized	$8	$(4)	$18	$6
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. The Company records expense for the fair value of cash-settled and other liability-classified equity-based compensation awards ratably over the graded vesting service period based on changes in fair value and the probability that performance targets will be met, if applicable, less estimated forfeitures. The table below presents current and non-current portions of liability-classified equity-based compensation awards (in millions).

	September 30, 2016	December 31, 2015
Current portion of liability-classified awards:
PRSUs	$25	$—
SARs	2	5
Non-current portion of liability-classified awards:
PRSUs	41	46
SARs	4	3
Total liability-classified equity based compensation award liability	$72	$54
The table below presents award activity (in millions, except weighted-average exercise price) for PRSUs, RSUs and SARs.

	Nine Months Ended September 30, 2016
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	1.0	$25.15
RSUs	1.4	$25.22
SARs	2.4	$25.78
Awards converted or settled:
PRSUs	0.6	$22.32
RSUs	0.4	$33.41
SARs	0.9	$20.67

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents stock option activity (in millions, except weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2015	15.3	$24.01
Granted	2.8	$25.61
Exercised	(3.1)	$13.45
Forfeited	(0.9)	$34.02
Outstanding as of September 30, 2016	14.1
The table below presents unrecognized compensation cost, net of expected forfeitures, related to non-vested equity-based awards and the weighted average amortization period over which these expenses will be recognized as of September 30, 2016 (in millions, except years).

	Unrecognized Compensation Cost, Net of Expected Forfeitures	Weighted Average Amortization Period (years)
RSUs	$49	3.0
PRSUs	32	1.0
Stock options	33	2.3
SARs	9	1.1
Total unrecognized compensation cost, net of expected forfeitures	$123
NOTE 11. INCOME TAXES
The Company's income tax expense was $96 million and $302 million, and the effective income tax rates were 30% and 25%, for the three and nine months ended September 30, 2016, respectively. The Company's income tax expense was $130 million and $394 million, and the effective income tax rates were 31% and 32%, for the three and nine months ended September 30, 2015, respectively. The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	1%	1%	(4)%	2%
Effect of foreign operations	(5)%	—%	(4)%	—%
Domestic production activity deductions	(1)%	(1)%	(3)%	(3)%
Change in uncertain tax positions	—%	(3)%	1%	(2)%
Other, net	—%	(1)%	—%	—%
Effective income tax rate	30%	31%	25%	32%
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under limited issue examination by the IRS for its 2008 to 2011 tax years and under audit for its 2012 to 2014 consolidated federal income tax returns. As it is difficult to predict the final outcome of any particular tax matter, an estimate of any related impact to the reserve for uncertain tax positions cannot currently be determined. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006. Adjustments that arose as the audits for certain tax years were completed have been included in change in uncertain tax positions in the table above.
During the nine months ended September 30, 2016, the Company resolved multi-year state tax positions that resulted in a reduction of reserves related to uncertain tax positions. The effect is included within the effective tax rate reconciliation as a component of changes in state and local income taxes, net of federal tax benefit. The Company's reserves for uncertain tax

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

positions at September 30, 2016 and December 31, 2015 totaled $149 million and $173 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $31 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of September 30, 2016 and December 31, 2015, the Company had accrued approximately $15 million and $20 million of total interest and penalties payable related to unrecognized tax benefits, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 12. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between the classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock and the Series C convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as-converted basis with respect to income available to Discovery Communications, Inc.
The table below sets forth the computation for income available to Discovery Communications, Inc. stockholders (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$225	$283	$909	$822
Less:
Allocation of undistributed income to Series A convertible preferred stock	(52)	(61)	(205)	(176)
Net income attributable to noncontrolling interests	—	—	(1)	—
Net income attributable to redeemable noncontrolling interests	(6)	(4)	(18)	(7)
Net income available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders for basic net income per share	$167	$218	$685	$639

Allocation of net income available to Discovery Communications Inc. Series A, B and C common stockholders and Series C convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	144	185	587	541
Series C convertible preferred stockholders	23	33	98	98
Total	167	218	685	639
Add:
Allocation of undistributed income to Series A convertible preferred stockholders	52	61	205	176
Net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share	$219	$279	$890	$815
Net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share. For the three months ended September 30, 2016 and 2015, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $23 million and $33 million, respectively. For the nine months ended September 30, 2016 and 2015, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $97 million and $97 million, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Denominator:
Weighted average Series A, B and C common shares outstanding — basic	395	432	404	434
Weighted average impact of assumed preferred stock conversion	204	217	208	220
Weighted average dilutive effect of equity-based awards	3	4	3	4
Weighted average Series A, B and C common shares outstanding — diluted	602	653	615	658

Weighted average Series C convertible preferred stock outstanding — basic and diluted	31	38	34	39
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
The table below sets forth the Company's calculated earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.37	$0.43	$1.45	$1.25
Series C convertible preferred stockholders	$0.74	$0.86	$2.90	$2.50

Diluted net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.36	$0.43	$1.44	$1.24
Series C convertible preferred stockholders	$0.72	$0.86	$2.88	$2.48
Series C convertible preferred earnings per share amounts may not recalculate due to rounding. The computation of the diluted earnings per share of Series A, B and C common stockholders assumes the conversion of Series A and C convertible preferred stock, while the diluted earnings per share amounts of Series C convertible preferred stock does not assume conversion of those shares.
The table below presents the details of the anticipated stock repurchases and equity-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive stock options and RSUs	9	6	8	6
PRSUs whose performance targets have not been achieved	4	3	3	3
Anti-dilutive common stock repurchase contracts (See Note 9.)	3	—	3	—
Anti-dilutive preferred stock repurchase and conversion (See Note 9.)	2	—	2	—
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities

	September 30, 2016	December 31, 2015
Accrued payroll and related benefits	$438	$449
Content rights payable	176	217
Accrued interest	108	61
Accrued income taxes	36	30
Current portion of equity-based compensation liabilities	27	5
Other accrued liabilities	260	226
Total accrued liabilities	$1,045	$988
Other Expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency gains (losses), net	$15	$(6)	$52	$(73)
(Losses) gains on derivative instruments	(1)	8	(16)	(3)
Remeasurement gain on previously held equity interest	—	—	—	2
Other expense, net:
Other-than-temporary impairment of AFS investments	(62)	—	(62)	—
Other	(1)	(2)	(1)	(4)
Other expense, net	$(63)	$(2)	$(63)	$(4)
Total other expense, net	$(49)	$—	$(27)	$(78)
Equity-Based Plan Proceeds, Net

	Nine Months Ended September 30,
	2016	2015
Tax settlements associated with equity-based plans	$(11)	$(27)
Excess tax benefits from equity-based compensation	7	6
Proceeds from issuance of common stock in connection with equity-based plans	36	12
Total equity-based plan proceeds (payments), net	$32	$(9)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2016	2015
Cash paid for taxes, net	$427	$609
Cash paid for interest, net	207	188
Noncash investing and financing activities:
Mandatorily redeemable equity (see Note 8)	—	551
Contingent consideration obligations from business acquisitions	—	9
Contingent consideration receivable from business dispositions	—	19
Receivables for exercised/unsettled incentive stock options	9	—
Accrued purchases of property and equipment	7	13
Assets acquired under capital lease arrangements	23	2
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 24% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 46% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as OWN, All3Media and the New Russian Business, or minority partners of consolidated subsidiaries, such as Hasbro.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues and service charges:
Liberty Group(a)	$116	$40	$259	$120
Equity method investees	34	12	91	44
Other	7	10	26	27
Total revenues and service charges	$157	$62	$376	$191

Interest income(b)	$4	$5	$13	$18

Expenses	$(25)	$(12)	$(85)	$(43)

(a) The increase for the three and nine months ended September 30, 2016, includes the May 2016 acquisition of Time Warner Cable, Inc. by Charter Communications, an equity method investee of the Liberty Group and other changes in Liberty Group's businesses.
(b) The Company records interest earnings from loans to equity method investees, such as OWN, as a component of income from equity investees, net, in the consolidated statements of operations. (See Note 3.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents receivables due from related parties (in millions).

	September 30, 2016	December 31, 2015
Receivables (a)	$112	$37
Note receivable (Note 3)	326	384

(a) The increase for the three and nine months ended September 30, 2016, includes the May 2016 acquisition of Time Warner Cable Inc. by Charter Communications, an equity method investee of the Liberty Group and other changes in Liberty Group's businesses.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contingencies
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. No amounts have been recorded by the Company for the Harpo put right. (See Note 3.) Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in Discovery Family and Discovery Japan, respectively. The Company recorded the value of the put rights for Discovery Family and Discovery Japan as a component of redeemable equity in the amounts of $216 million and $31 million, respectively. (See Note 8.)
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
Guarantees
There were no guarantees recorded as of September 30, 2016 and December 31, 2015.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of September 30, 2016 and December 31, 2015.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenues by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Networks	$793	$781	$2,473	$2,344
International Networks	720	740	2,221	2,276
Education and Other	43	36	133	130
Corporate and inter-segment eliminations	—	—	(2)	(2)
Total revenues	$1,556	$1,557	$4,825	$4,748
Adjusted OIBDA by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Networks	$458	$443	$1,475	$1,364
International Networks	183	218	617	699
Education and Other	(1)	(5)	(5)	(2)
Corporate and inter-segment eliminations	(78)	(80)	(242)	(237)
Total Adjusted OIBDA	$562	$576	$1,845	$1,824
Reconciliation of Total Adjusted OIBDA to Net Income available to Discovery Communications, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Adjusted OIBDA	$562	$576	$1,845	$1,824
Amortization of deferred launch incentives	(3)	(4)	(10)	(12)
Mark-to-market equity-based compensation	(14)	17	(24)	9
Depreciation and amortization	(80)	(80)	(239)	(243)
Restructuring and other charges	(7)	(4)	(52)	(37)
Gain on disposition	—	—	13	3
Operating income	$458	$505	$1,533	$1,544
Interest expense	(91)	(82)	(267)	(248)
Income (loss) from equity investees, net	3	(10)	(28)	(2)
Other expense, net	(49)	—	(27)	(78)
Income before income taxes	$321	$413	$1,211	$1,216
Income tax expense	(96)	(130)	(302)	(394)
Net income attributable to noncontrolling interests	—	—	(1)	—
Net income attributable to redeemable noncontrolling interests	(6)	(4)	(18)	(7)
Net income available to Discovery Communications, Inc.	$219	$279	$890	$815

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total Assets by Segment

	September 30, 2016	December 31, 2015
U.S. Networks	$3,274	$3,295
International Networks	5,176	5,151
Education and Other	416	520
Corporate and inter-segment eliminations	6,984	6,898
Total assets	$15,850	$15,864
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.

NOTE 17. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges, by segment were as follows (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Networks	$2	$—	$10	$22
International Networks	5	3	25	13
Education and Other	—	2	3	2
Corporate	—	(1)	14	—
Total restructuring and other charges	$7	$4	$52	$37

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restructuring charges	$4	$4	$53	$16
Other	3	—	(1)	21
Total restructuring and other charges	$7	$4	$52	$37
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
Other charges during 2016 and 2015 result from content impairments primarily at the Company's U.S. Networks segment due to the cancellation of certain high profile series as a result of legal circumstances pertaining to the associated talent.
Restructuring and other charges of $45 million and $2 million are recorded in accrued liabilities and other noncurrent liabilities, respectively, on the consolidated balance sheet. Changes in restructuring and other liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Terminations	Total
December 31, 2015	$2	$21	$23
Net Accruals	—	53	53
Cash Paid	(2)	(27)	(29)
September 30, 2016	$—	$47	$47

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of September 30, 2016 and December 31, 2015, all of the outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 6.) The Company fully and unconditionally guarantees the senior notes on an unsecured basis. Each of the Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Company's current Registration Statement on Form S-3 that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
September 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations		Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$8	$216	$—	$—		$224
Receivables, net	—	—	433	1,112	—	—		1,545
Content rights, net	—	—	10	340	—	—		350
Deferred income taxes	—	—	41	69	—	—		110
Prepaid expenses and other current assets	76	46	205	127	—	—		454
Inter-company trade receivables, net	—	—	160	—	—	(160)		—
Total current assets	76	46	857	1,864	—	(160)		2,683
Investment in and advances to subsidiaries	5,130	5,084	7,598	—	3,433	(21,245)	—	—
Noncurrent content rights, net	—	—	656	1,461	—	—		2,117
Goodwill	—	—	3,769	4,410	—	—		8,179
Intangible assets, net	—	—	278	1,343	—	—		1,621
Equity method investments	—	—	25	490	—	—		515
Other noncurrent assets	—	20	104	631	—	(20)		735
Total assets	$5,206	$5,150	$13,287	$10,199	$3,433	$(21,425)		$15,850
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$75	$20	$—	$—		$95
Other current liabilities	—	—	505	922	—	—		1,427
Inter-company trade payables, net	—	—	—	160	—	(160)		—
Total current liabilities	—	—	580	1,102	—	(160)		1,522
Noncurrent portion of debt	—	—	7,270	631	—	—		7,901
Other noncurrent liabilities	2	—	353	621	20	(20)		976
Total liabilities	2	—	8,203	2,354	20	(180)		10,399
Redeemable noncontrolling interests	—	—	—	247	—	—		247
Total equity	5,204	5,150	5,084	7,598	3,413	(21,245)		5,204
Total liabilities and equity	$5,206	$5,150	$13,287	$10,199	$3,433	$(21,425)		$15,850

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$471	$1,088	$—	$(3)	$1,556
Costs of revenues, excluding depreciation and amortization	—	—	109	484	—	(1)	592
Selling, general and administrative	3	—	82	336	—	(2)	419
Depreciation and amortization	—	—	9	71	—	—	80
Restructuring and other charges	—	—	—	7	—	—	7
Total costs and expenses	3	—	200	898	—	(3)	1,098
Operating (loss) income	(3)	—	271	190	—	—	458
Equity in earnings of subsidiaries	221	221	108	—	147	(697)	—
Interest expense	—	—	(86)	(5)	—	—	(91)
Income from equity investees, net	—	—	3	—	—	—	3
Other expense, net	—	—	(13)	(36)	—	—	(49)
Income before income taxes	218	221	283	149	147	(697)	321
Income tax benefit (expense)	1	—	(62)	(35)	—	—	(96)
Net income	219	221	221	114	147	(697)	225
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Net income available to Discovery Communications, Inc.	$219	$221	$221	$114	$147	$(703)	$219

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$478	$1,082	$—	$(3)	$1,557
Costs of revenues, excluding depreciation and amortization	—	—	159	417	—	(2)	574
Selling, general and administrative	3	—	63	329	—	(1)	394
Depreciation and amortization	—	—	10	70	—	—	80
Restructuring and other charges	—	—	(1)	5	—	—	4
Total costs and expenses	3	—	231	821	—	(3)	1,052
Operating (loss) income	(3)	—	247	261	—	—	505
Equity in earnings of subsidiaries	281	281	171	—	187	(920)	—
Interest expense	—	—	(79)	(3)	—	—	(82)
Loss from equity investees, net	—	—	(2)	(8)	—	—	(10)
Other (expense) income, net	—	—	(5)	5	—	—	—
Income before income taxes	278	281	332	255	187	(920)	413
Income tax benefit (expense)	1	—	(51)	(80)	—	—	(130)
Net income	279	281	281	175	187	(920)	283
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(4)	(4)
Net income available to Discovery Communications, Inc.	$279	$281	$281	$175	$187	$(924)	$279

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,473	$3,362	$—	$(10)	$4,825
Costs of revenues, excluding depreciation and amortization	—	—	339	1,451	—	(3)	1,787
Selling, general and administrative	11	—	211	1,012	—	(7)	1,227
Depreciation and amortization	—	—	28	211	—	—	239
Restructuring and other charges	—	—	23	29	—	—	52
Gain on disposition	—	—	—	(13)	—	—	(13)
Total costs and expenses	11	—	601	2,690	—	(10)	3,292
Operating (loss) income	(11)	—	872	672	—	—	1,533
Equity in earnings of subsidiaries	897	897	498	—	598	(2,890)	—
Interest expense	—	—	(251)	(16)	—	—	(267)
Loss from equity investees, net	—	—	(2)	(26)	—	—	(28)
Other (expense) income, net	—	—	(32)	5	—	—	(27)
Income before income taxes	886	897	1,085	635	598	(2,890)	1,211
Income tax benefit (expense)	4	—	(188)	(118)	—	—	(302)
Net income	890	897	897	517	598	(2,890)	909
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(18)	(18)
Net income available to Discovery Communications, Inc.	$890	$897	$897	$517	$598	$(2,909)	$890

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,434	$3,323	$—	$(9)	$4,748
Costs of revenues, excluding depreciation and amortization	—	—	373	1,332	—	(2)	1,703
Selling, general and administrative	11	—	159	1,061	—	(7)	1,224
Depreciation and amortization	—	—	27	216	—	—	243
Restructuring and other charges	—	—	19	18	—	—	37
Gain on disposition	—	—	—	(3)	—	—	(3)
Total costs and expenses	11	—	578	2,624	—	(9)	3,204
Operating (loss) income	(11)	—	856	699	—	—	1,544
Equity in earnings of subsidiaries	822	822	414	—	548	(2,606)	—
Interest expense	—	—	(241)	(7)	—	—	(248)
Loss from equity investees, net	—	—	—	(2)	—	—	(2)
Other expense, net	—	—	(16)	(62)	—	—	(78)
Income before income taxes	811	822	1,013	628	548	(2,606)	1,216
Income tax benefit (expense)	4	—	(191)	(207)	—	—	(394)
Net income	815	822	822	421	548	(2,606)	822
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(7)	(7)
Net income available to Discovery Communications, Inc.	$815	$822	$822	$421	$548	$(2,613)	$815

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$219	$221	$221	$114	$147	$(697)	$225
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(16)	(16)	(16)	(16)	(10)	58	(16)
Market value adjustments	50	50	50	50	34	(184)	50
Derivative adjustments	3	3	3	2	2	(10)	3
Comprehensive income	256	258	258	150	173	(833)	262
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	—
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Comprehensive income attributable to Discovery Communications, Inc.	$256	$258	$258	$150	$173	$(839)	$256

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$279	$281	$281	$175	$187	$(920)	$283
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(46)	(46)	(46)	(46)	(31)	169	(46)
Derivative adjustments	1	1	1	1	—	(3)	1
Comprehensive income	234	236	236	130	156	(754)	238
Comprehensive loss attributable to redeemable noncontrolling interests	(3)	(3)	(3)	(3)	(2)	7	(7)
Comprehensive income attributable to Discovery Communications, Inc.	$231	$233	$233	$127	$154	$(747)	$231

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$890	$897	$897	$517	$598	$(2,890)	$909
Other comprehensive loss, net of tax:
Currency translation adjustments	(23)	(23)	(23)	(23)	(15)	84	(23)
Market value adjustments	25	25	25	25	17	(92)	25
Derivative adjustments	(9)	(9)	(9)	(11)	(6)	35	(9)
Comprehensive income	883	890	890	508	594	(2,863)	902
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive loss attributable to redeemable noncontrolling interests	(3)	(3)	(3)	(3)	(2)	(7)	(21)
Comprehensive income attributable to Discovery Communications, Inc.	$880	$887	$887	$505	$592	$(2,871)	$880

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$815	$822	$822	$421	$548	$(2,606)	$822
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(162)	(162)	(162)	(160)	(108)	592	(162)
Derivative adjustments	(1)	(1)	(1)	(1)	(1)	4	(1)
Comprehensive income	652	659	659	260	439	(2,010)	659
Comprehensive loss attributable to redeemable noncontrolling interests	23	23	23	23	15	(91)	16
Comprehensive income attributable to Discovery Communications, Inc.	$675	$682	$682	$283	$454	$(2,101)	$675

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$(38)	$(20)	$203	$682	$—	$—	$827
Investing Activities
Investments in equity method investees, net	—	—	(6)	(61)	—	—	(67)
Purchases of property and equipment	—	—	(18)	(51)	—	—	(69)
Distributions from equity method investees	—	—	—	69	—	—	69
Proceeds from dispositions, net of cash disposed	—	—	—	19	—	—	19
Investments in cost method investments	—	—	(2)	(2)	—	—	(4)
Inter-company distributions	—	—	23	—	—	(23)	—
Other investing activities, net	—	—	—	(2)	—	—	(2)
Cash used in investing activities	—	—	(3)	(28)	—	(23)	(54)
Financing Activities
Commercial paper repayments, net	—	—	(23)	—	—	—	(23)
Borrowings under revolving credit facility	—	—	225	220	—	—	445
Principal repayments of revolving credit facility	—	—	(200)	(472)	—	—	(672)
Borrowings from debt, net of discount	—	—	498	—	—	—	498
Principal repayments of capital lease obligations	—	—	(4)	(19)	—	—	(23)
Repurchases of stock	(1,124)	—	—	—	—	—	(1,124)
Prepayments for common stock repurchase contracts	(71)	—	—	—	—	—	(71)
Distributions to redeemable noncontrolling interests	—	—	—	(17)	—	—	(17)
Equity-based plan proceeds, net	32	—	—	—	—	—	32
Inter-company distributions	—	—	—	(23)	—	23	—
Inter-company contributions and other financing activities, net	1,201	20	(691)	(543)	—	—	(13)
Cash provided by (used in) financing activities	38	20	(195)	(854)	—	23	(968)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	29	—	—	29
Net change in cash and cash equivalents	—	—	5	(171)	—	—	(166)
Cash and cash equivalents, beginning of period	—	—	3	387	—	—	390
Cash and cash equivalents, end of period	$—	$—	$8	$216	$—	$—	$224

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(222)	$2	$409	$463	$—	$—	$652
Investing Activities
Purchases of property and equipment	—	—	(11)	(65)	—	—	(76)
Business acquisitions, net of cash acquired	—	—	—	(24)	—	—	(24)
Payments for derivative instruments	—	—	(11)	—	—	—	(11)
Proceeds from dispositions, net of cash disposed	—	—	—	61	—	—	61
Distributions from equity method investees	—	—	—	67	—	—	67
Investments in equity method investees, net	—	—	(1)	(25)	—	—	(26)
Investments in cost method investments	—	—	—	(16)	—	—	(16)
Inter-company distributions	—	—	31	—	—	(31)	—
Other investing activities, net	—	—	—	(1)	—	—	(1)
Cash provided by (used in) investing activities	—	—	8	(3)	—	(31)	(26)
Financing Activities
Commercial paper borrowings, net	—	—	(140)	—	—	—	(140)
Borrowings under revolving credit facility	—	—	—	222	—	—	222
Principal repayments of revolving credit facility	—	—	(13)	(166)	—	—	(179)
Borrowings from debt, net of discount	—	—	936	—	—	—	936
Principal repayments of debt	—	—	(849)	—	—	—	(849)
Principal repayments of capital lease obligations	—	—	(3)	(19)	—	—	(22)
Repurchases of stock	(576)	—	—	—	—	—	(576)
Distributions to redeemable noncontrolling interests	—	—	—	(38)	—	—	(38)
Equity-based plan payments, net	(9)	—	—	—	—	—	(9)
Hedge of borrowings from debt instruments	—	—	(29)	—	—	—	(29)
Inter-company distributions	—	—	—	(31)	—	31	—
Inter-company contributions and other financing activities, net	807	(2)	(311)	(509)	—	—	(15)
Cash provided by (used in) financing activities	222	(2)	(409)	(541)	—	31	(699)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(32)	—	—	(32)
Net change in cash and cash equivalents	—	—	8	(113)	—	—	(105)
Cash and cash equivalents, beginning of period	—	—	8	359	—	—	367
Cash and cash equivalents, end of period	$—	$—	$16	$246	$—	$—	$262

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: continued consolidation of distribution customers and production studios; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors or other business partners over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets, from events including Brexit; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; failure to achieve the operating flexibility anticipated by the recently announced cost savings plan; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost-reduction initiative; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2015 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
U.S. Networks
U.S. Networks generated revenues of $2,473 million, which represented 51% of our total consolidated revenues, and Adjusted OIBDA of $1,475 million during the nine months ended September 30, 2016. Our U.S. Networks segment owns and operates ten national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. In addition, this segment holds an equity method investment interest in OWN.
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
During the nine months ended September 30, 2016, distribution, advertising and other revenues were 47%, 51% and 2%, respectively, of total revenues for this segment.
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
On October 13, 2016, the Company announced a plan to contribute $100 million and its digital network Seeker and production studio SourceFed in exchange for a 39% minority interest in a new holding company, Group Nine Media. Group Nine

Media includes digital companies Thrillist Media Group, Now This Media, and The Dodo. (See Note 2 to the accompanying consolidated financial statements.)
International Networks
International Networks generated revenues of $2,221 million, which represented 46% of our total consolidated revenues, and Adjusted OIBDA of $617 million during the nine months ended September 30, 2016. Our International Networks segment principally consists of national and pan-regional television networks. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, Real Time, DMAX and Discovery Kids. International Networks has a large international distribution platform for its 36 networks, with as many as 14 networks distributed in any particular country or territory across the more than 220 countries and territories around the world. As of September 30, 2016, International Networks operated over 400 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA networks in Europe and the Middle East and broadcast networks in the Nordic countries, which we refer to as the Nordics, and continues to pursue further international expansion. FTA networks generate a significant portion of International Network's revenue. The penetration and growth rates of television services vary across the 220 countries and territories depending on the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
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
During the nine months ended September 30, 2016, distribution, advertising and other revenues were 57%, 41% and 2%, respectively, of total net revenues for this segment. For the nine months ended September 30, 2016, pay-TV networks generated 48% of International Networks' advertising revenue and FTA or broadcast networks generated 52% of International Networks' advertising revenue.
International Networks’ largest cost is content expense, which we distribute through localized programming disseminated via our 400 unique distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third parties. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. Content acquired from U.S. Networks and content developed locally airing on the same network is amortized similarly, as amortization rates vary by network. Approximately half of International Networks' content is amortized using an accelerated amortization method, while the remainder is amortized on a straight-line basis. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each component of the arrangement.
On June 23, 2016, the United Kingdom ("U.K.") held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The British government announced that it will begin negotiating the terms of the U.K.’s future relationship with the E.U. in the first quarter of 2017. Brexit may have an adverse impact on advertising, subscribers, distributors and employees. We are currently monitoring the situation for potential effects to our distribution and licensing agreements, unusual foreign currency exchange rate fluctuations, and changes to the legal and regulatory landscape.
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
On June 30, 2015, we sold our radio businesses in Northern Europe to Bauer for total consideration, net of cash disposed, of €72 million ($80 million), which included €54 million ($61 million) in cash and €18 million ($19 million) of contingent consideration paid on April 1, 2016. The cumulative gain on the disposal of the radio business is $1 million. Based on a change in estimate of the fair value of contingent consideration, we recorded a pre-tax gain of $13 million for the nine months ended September 30, 2016. For the year ended December 31, 2015, we recorded an estimated loss on disposal of $12 million using then available projected results. We determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on our operations and consolidated financial results. (See Note 2 to the accompanying consolidated financial statements.)
On June 24, 2016, we acquired a 27.5% interest in Mega TV, a FTA channel in Chile owned by Bethia Comunicaciones, for $53 million, which we account for using the equity method.
Education and Other
Education and Other generated revenues of $133 million during the nine months ended September 30, 2016, which represented 3% of our consolidated revenues. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hardcopy curriculum-based content. Other is comprised of production studios that develop content for our networks and television service providers throughout the world. Our wholly-owned production studios provide services to our U.S. Networks and International Networks segments at cost. The revenues and offsetting expenses associated with these inter-segment production services are not reflected in the results of operations for Education and Other as they have been eliminated within the production studios operating segment. On November 12, 2015, the Company paid $195 million to acquire 5 million shares, or approximately 3%, of Lionsgate, an entertainment company involved in the production of movies and television which is accounted for as an AFS security. Since purchase, the fair value of the Company's investment has declined to $100 million. During the three months ended September 30, 2016, the Company determined that the decline in value of our investment in Lionsgate is other-than-temporary in nature and, as such, the cost basis was adjusted to a fair value of the investment as of September 30, 2016. (See Note 3 to the accompanying consolidated financial statements.)

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Distribution	$806	$776	4%	$2,420	$2,309	5%
Advertising	670	699	(4)%	2,170	2,200	(1)%
Other	80	82	(2)%	235	239	(2)%
Total revenues	1,556	1,557	—%	4,825	4,748	2%
Costs of revenues, excluding depreciation and amortization	592	574	3%	1,787	1,703	5%
Selling, general and administrative	419	394	6%	1,227	1,224	—%
Depreciation and amortization	80	80	—%	239	243	(2)%
Restructuring and other charges	7	4	75%	52	37	41%
Gain on disposition	—	—	NM	(13)	(3)	NM
Total costs and expenses	1,098	1,052	4%	3,292	3,204	3%
Operating income	458	505	(9)%	1,533	1,544	(1)%
Interest expense	(91)	(82)	11%	(267)	(248)	8%
Income (loss) from equity investees, net	3	(10)	NM	(28)	(2)	NM
Other expense, net	(49)	—	NM	(27)	(78)	(65)%
Income before income taxes	321	413	(22)%	1,211	1,216	—%
Income tax expense	(96)	(130)	(26)%	(302)	(394)	(23)%
Net income	225	283	(20)%	909	822	11%
Net income attributable to noncontrolling interests	—	—	NM	(1)	—	NM
Net income attributable to redeemable noncontrolling interests	(6)	(4)	50%	(18)	(7)	NM
Net income available to Discovery Communications, Inc.	$219	$279	(22)%	$890	$815	9%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Excluding the impact of foreign currency fluctuations, distribution revenue increased 7% for the three months ended September 30, 2016. (See "Items Impacting Comparability" below for more information on the impact of foreign currency fluctuations.) Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport France, distribution revenue increased 8% for the nine months ended September 30, 2016. The increases for the three and nine months ended September 30, 2016 were a result of increases of 7% and 8%, respectively, at our U.S. Networks segment and increases of 8%, at our International Networks segment. U.S. Networks distribution revenue increased primarily due to annual contractual rate increases partially offset by slight declines in subscribers. International Networks' distribution revenue increases were mostly due to increases in rates in Northern Europe and increases in volume and rates in Latin America, and, to a lesser extent, increases in rates in CEEMEA.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Excluding the impact of foreign currency fluctuations, advertising revenue decreased 3% for the three months ended September 30, 2016. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, advertising revenue increased 3% for the nine months ended September 30, 2016. The U.S. Networks decreased 3% and increased 3% for the three and nine months ended

September 30, 2016, respectively, and International Networks decreased 2% and increased 3% for the three and nine months ended September 30, 2016, respectively. U.S. Networks' advertising revenue decreased for the three months ended September 30, 2016 primarily due to ratings declines, partially offset by pricing increases and inventory management in equivalent amounts. U.S. Networks' advertising revenue increased for the nine months ended September 30, 2016 due to pricing increases and inventory management in equivalent amounts. The decrease in International Networks' revenue for the three months ended September 30, 2016 was primarily driven by lower ratings and pricing in Northern Europe. The increase in International Networks' revenue for the nine months ended September 30, 2016 was primarily driven by ratings and volume in Southern Europe, and to a lesser extent, pricing, ratings and volume in CEEMEA, partially offset by lower ratings in Northern Europe.
Excluding the impact of foreign currency fluctuations, other revenue increased 8% for the three and nine months ended September 30, 2016. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, other revenue increased 4% for the nine months ended September 30, 2016. The increases for the three and nine months ended September 30, 2016 was due to increases at our U.S. Networks offset by decreases at our International Networks.
Costs of Revenues
Excluding the impact of foreign currency fluctuations, costs of revenues increased 6% for the three months ended September 30, 2016. Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport France and the disposition of the Company's radio business, costs of revenues increased 8% for the nine months ended September 30, 2016. The increases were primarily attributable to increased spending for content on our networks, particularly sports rights, and slightly accelerated content amortization rates compared with prior years. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, content amortization was $421 million and $410 million for the three months ended September 30, 2016 and 2015, respectively. Excluding the impact of foreign currency fluctuations, the disposition of the Company's radio business, and the acquisition on Eurosport France, content amortization was $1,261 million and $1,190 million for the nine months ended September 30, 2016 and 2015, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 9% for the three months ended September 30, 2016 due to increases in mark-to-market equity-based compensation expense. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, selling, general and administrative expenses increased 4% for the nine months ended September 30, 2016, due to increases in mark-to-market equity-based compensation expense and marketing expense.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization remained consistent with the prior periods for the three and nine months ended September 30, 2016 as there have been no significant changes to capital spending and no new significant business combinations.
Restructuring and Other Charges
Restructuring and other charges increased $3 million and $15 million for the three and nine months ended September 30, 2016, respectively. For the nine months ended September 30, 2016, the increase was primarily due to personnel related termination costs for voluntary and involuntary severance actions in the second quarter of 2016. (See Note 17 to the accompanying consolidated financial statements.) This increase was partially offset by decreases in content impairments due to the cancellation of certain high profile series due to legal circumstances pertaining to the associated talent.
Gain on Disposition
Gain on disposition increased $10 million for the nine months ended September 30, 2016 as a result of the recognition of the final contingent payment for the sale of the radio business on June 30, 2015. (See Note 2 to the accompanying consolidated financial statements.)
Interest Expense
Interest expense increased for the three and nine months ended September 30, 2016 primarily due to the March 11, 2016 issuance of the 4.90% senior notes due March 2026. (See Note 6 to the accompanying consolidated financial statements.)

Income (loss) from equity investees, net
Income from our equity method investees increased $13 million for the three months ended September 30, 2016 due to improved earnings at various equity method investees, including reduced losses for derivatives that do not receive hedge accounting at All3Media. Losses from our equity method investees increased $26 million for the nine months ended September 30, 2016 due to increased losses for derivatives that do not receive hedge accounting at All3Media and a reduction of income at OWN due to increases in marketing expenses.
Other Expense, net
The table below presents the details of other expense, net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency gains (losses), net	$15	$(6)	$52	$(73)
(Losses) gains on derivative instruments	(1)	8	(16)	(3)
Remeasurement gain on previously held equity interest	—	—	—	2
Other-than-temporary impairment of AFS investments	(62)	—	(62)	—
Other expense, net	(1)	(2)	(1)	(4)
Total other expense, net	$(49)	$—	$(27)	$(78)
Other expense increased $49 million and decreased $51 million for the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2016, the Company recognized an other-than-temporary impairment in the value of its Lionsgate shares, resulting in the reclassification of $62 million of unrealized losses, previously recorded to other comprehensive loss, to other expense, net. (See Note 3 to the accompanying consolidated financial statements.) In addition, gains in foreign currency revaluation were significantly affected by market changes in the British pound, particularly during the three months ended September 30, 2016. Consequently, foreign currency gains were recorded for the revaluation of monetary assets and liabilities associated with the international legal entity financing structure compared with revaluation losses in prior periods.
Income Tax Expense
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	1%	1%	(4)%	2%
Effect of foreign operations	(5)%	—%	(4)%	—%
Domestic production activity deductions	(1)%	(1)%	(3)%	(3)%
Change in uncertain tax positions	—%	(3)%	1%	(2)%
Other, net	—%	(1)%	—%	—%
Effective income tax rate	30%	31%	25%	32%
Income tax expense was $96 million and $302 million, and the effective tax rates were 30% and 25% for the three and nine months ended September 30, 2016, respectively. Income tax expense was $130 million and $394 million, and the effective income tax rates were 31% and 32%, for the three and nine months ended September 30, 2015, respectively. For the three months ended September 30, 2016, the net decrease was primarily attributable to the allocation and taxation of income among multiple foreign and domestic jurisdictions. The decrease was partially offset by 2015 favorable audit resolutions which positively impacted the assessment of uncertain tax positions for the three months ended September 30, 2015 but did not recur in 2016. In addition to these changes, the effective tax rate for the nine months ended September 30, 2016 was further reduced by the resolution of multi-year state tax positions that resulted in a reduction of reserves related to uncertain tax positions. (See Note 11 to the accompanying consolidated financial statements.)

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
Additional financial information for our reportable segments is set forth in Note 16 to the accompanying consolidated financial statements.
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenue:
U.S. Networks	$793	$781	2%	$2,473	$2,344	6%
International Networks	720	740	(3)%	2,221	2,276	(2)%
Education and Other	43	36	19%	133	130	2%
Corporate and inter-segment eliminations	—	—	—%	(2)	(2)	—%
Total revenue	1,556	1,557	—%	4,825	4,748	2%
Costs of revenues, excluding depreciation and amortization	(592)	(574)	3%	(1,787)	(1,703)	5%
Selling, general and administrative(a)	(405)	(411)	(1)%	(1,203)	(1,233)	(2)%
Add: Amortization of deferred launch incentives(b)	3	4	(25)%	10	12	(17)%
Adjusted OIBDA	$562	$576	(2)%	$1,845	$1,824	1%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Adjusted OIBDA:
U.S. Networks	$458	$443	3%	$1,475	$1,364	8%
International Networks	183	218	(16)%	617	699	(12)%
Education and Other	(1)	(5)	80%	(5)	(2)	NM
Corporate and inter-segment eliminations	(78)	(80)	3%	(242)	(237)	(2)%
Total Adjusted OIBDA	562	576	(2)%	1,845	1,824	1%
Amortization of deferred launch incentives	(3)	(4)	(25)%	(10)	(12)	(17)%
Mark-to-market equity-based compensation	(14)	17	NM	(24)	9	NM
Depreciation and amortization	(80)	(80)	—%	(239)	(243)	(2)%
Restructuring and other charges	(7)	(4)	75%	(52)	(37)	41%
Gain on disposition	—	—	NM	13	3	333%
Operating income	458	505	(9)%	1,533	1,544	(1)%
Interest expense	(91)	(82)	11%	(267)	(248)	8%
Income (loss) from equity investees, net	3	(10)	NM	(28)	(2)	NM
Other expense, net	(49)	—	NM	(27)	(78)	(65)%
Income tax expense	(96)	(130)	(26)%	(302)	(394)	(23)%
Net income attributable to noncontrolling interests	—	—	NM	(1)	—	NM
Net income attributable to redeemable noncontrolling interests	(6)	(4)	50%	(18)	(7)	157%
Net income available to Discovery Communications, Inc.	$219	$279	(22)%	$890	$815	9%
U.S. Networks
The table below presents, for our U.S. Networks operating segment, revenues by type, certain operating expenses, certain contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Distribution	$381	$357	7%	$1,157	$1,076	8%
Advertising	396	410	(3)%	1,269	1,232	3%
Other	16	14	14%	47	36	31%
Total revenues	793	781	2%	2,473	2,344	6%
Costs of revenues, excluding depreciation and amortization	(214)	(218)	(2)%	(652)	(633)	3%
Selling, general and administrative	(121)	(120)	1%	(346)	(347)	—%
Adjusted OIBDA	458	443	3%	1,475	1,364	8%
Depreciation and amortization	(7)	(7)	—%	(19)	(23)	(17)%
Restructuring and other charges	(2)	—	NM	(10)	(22)	(55)%
Inter-segment eliminations	(4)	(3)	33%	(9)	(5)	80%
Operating income	$445	$433	3%	$1,437	$1,314	9%

Revenues
Distribution revenue for the three and nine months ended September 30, 2016 increased 7% and 8%, respectively, primarily due to annual contractual rate increases partially offset by slight declines in subscribers.
Advertising revenue for the three months ended September 30, 2016 decreased 3%, primarily due to ratings declines, partially offset by pricing increases and inventory management in equivalent amounts. Advertising revenue for the nine months ended September 30, 2016 increased 3%, due to pricing increases and inventory management in equivalent amounts, partially offset by a decline in ratings.
Other revenue for the three and nine months ended September 30, 2016 increased 14% and 31%, respectively, primarily due to increases in services provided to equity method investees, and to a lesser extent, due to increases in content royalties.
Costs of Revenues
Costs of revenues for the three months ended September 30, 2016 decreased 2%, primarily due to a reduction in content amortization. Cost of revenues for the nine months ended September 30, 2016 increased 3%, primarily due to increased spending for content on our networks. Content amortization was $177 million and $182 million for the three months ended September 30, 2016 and 2015, respectively and $539 million and $525 million for the nine months ended September 30, 2016 and 2015, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 1% and remained consistent for the three and nine months ended September 30, 2016 respectively, as increased spending on marketing was offset by decreases in personnel costs.
Adjusted OIBDA
Adjusted OIBDA for the three months ended September 30, 2016 increased 3%, primarily due to increases in distribution revenue and decreases in content amortization, partially offset by decreases in advertising revenue and increases in marketing expense. Adjusted OIBDA for the nine months ended September 30, 2016 increased 8%, primarily due to increases in distribution and advertising revenue partially offset by increases in content amortization.
International Networks
The following table presents, for our International Networks operating segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Distribution	$425	$419	1%	$1,263	$1,233	2%
Advertising	273	289	(6)%	900	968	(7)%
Other	22	32	(31)%	58	75	(23)%
Total revenues	720	740	(3)%	2,221	2,276	(2)%
Costs of revenues, excluding depreciation and amortization	(360)	(341)	6%	(1,076)	(1,012)	6%
Selling, general and administrative	(180)	(185)	(3)%	(538)	(577)	(7)%
Add: Amortization of deferred launch incentives	3	4	(25)%	10	12	(17)%
Adjusted OIBDA	183	218	(16)%	617	699	(12)%
Amortization of deferred launch incentives	(3)	(4)	(25)%	(10)	(12)	(17)%
Depreciation and amortization	(55)	(56)	(2)%	(165)	(172)	(4)%
Restructuring and other charges	(5)	(3)	67%	(25)	(13)	92%
Gain on disposition	—	—	NM	13	3	NM
Inter-segment eliminations	—	—	NM	(2)	(2)	—%
Operating income	$120	$155	(23)%	$428	$503	(15)%

Revenues
Excluding the impact of foreign currency fluctuations, distribution revenue increased 8% for the three months ended September 30, 2016. Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport France, distribution revenue increased 8% for the nine months ended September 30, 2016. These increases for the three and nine months ended September 30, 2016 were mostly due to increases in rates in Northern Europe and increases in volume and rates in Latin America, and to a lesser extent, increases in rates in CEEMEA. Such growth is consistent with the continued development of the pay-TV markets in Latin America and the value negotiated in new arrangements following investment in sports content in markets in Europe.
Excluding the impact of foreign currency fluctuations, advertising revenue decreased 2% for the three months ended September 30, 2016. The decrease for the three months ended September 30, 2016 was primarily driven by lower ratings and pricing in Northern Europe. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, advertising revenue increased 3% for the nine months ended September 30, 2016. The increase for the nine months ended September 30, 2016 was primarily driven by ratings and volume in Southern Europe, and, to a lesser extent, pricing, ratings and volume in CEEMEA, partially offset by lower ratings in Northern Europe.
Excluding the impact of foreign currency fluctuations, other revenue decreased 24% for the three months ended September 30, 2016. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, other revenue decreased 18% for the nine months ended September 30, 2016. The decrease for the three and nine months ended September 30, 2016 was due to the absence of sublicensing fees for Eurosport France, which have been eliminated since the Company began to consolidate Eurosport France on March 31, 2015. The decrease for the three months ended September 30, 2016 was further impacted by a reduction in license fees for certain sports rights.
Costs of Revenues
Excluding the impact of foreign currency fluctuations, costs of revenues increased 9% for the three months ended September 30, 2016. Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport France and the disposition of the Company's radio business, costs of revenues increased 11% for the nine months ended September 30, 2016. These increases were mostly attributable to increased spending on content, particularly sports rights and associated production costs, on our networks and slightly accelerated content amortization rates compared with prior year. Excluding the impact of foreign currency fluctuations, content amortization was $241 million and $226 million for the three months ended September 30, 2016 and 2015, respectively. Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport France, content amortization was $714 million and $659 million for the nine months ended September 30, 2016 and 2015, respectively.
Selling, General and Administrative
Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses remained consistent for the three months ended September 30, 2016 compared with the prior year. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, selling, general and administrative expenses remained consistent for the nine months ended September 30, 2016 compared with the prior year. The components of selling, general and administrative expenses included increases in personnel expenses offset by decreases in integration and support costs.
Adjusted OIBDA
Excluding the impact of foreign currency fluctuations, Adjusted OIBDA decreased 9% for the three months ended September 30, 2016. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, Adjusted OIBDA decreased 1% for the nine months ended September 30, 2016, respectively. The decreases were primarily due to higher content expense partially offset by increases in distribution revenue.

Education and Other
The following table presents, for our Education and Other segments revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	$43	$36	19%	$133	$130	2%
Costs of revenues, excluding depreciation and amortization	(19)	(16)	19%	(60)	(58)	3%
Selling, general and administrative	(25)	(25)	—%	(78)	(74)	5%
Adjusted OIBDA	(1)	(5)	80%	(5)	(2)	NM
Depreciation and amortization	(3)	(2)	50%	(6)	(5)	20%
Restructuring and other charges	—	(2)	(100)%	(3)	(2)	50%
Inter-segment eliminations	4	3	33%	11	7	57%
Operating income	$—	$(6)	(100)%	$(3)	$(2)	50%
Adjusted OIBDA for the three and nine months ended September 30, 2016 increased $4 million and decreased $3 million, respectively. The increase for the three months ended September 30, 2016 was primarily due to higher production deliveries at the studios business and the decrease for the nine months ended September 30, 2016 was primarily due to additional operational investments in Education's digital textbooks, which more than offset improvements in operating expenses at the Studios business.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	$—	$—	NM	$(2)	$(2)	—%
Costs of revenues, excluding depreciation and amortization	1	1	—%	1	—	NM
Selling, general and administrative	(79)	(81)	(2)%	(241)	(235)	3%
Adjusted OIBDA	(78)	(80)	3%	(242)	(237)	(2)%
Mark-to-market equity-based compensation	(14)	17	NM	(24)	9	NM
Depreciation and amortization	(15)	(15)	—%	(49)	(43)	14%
Restructuring and other charges	—	1	(100)%	(14)	—	NM
Operating loss	$(107)	$(77)	39%	$(329)	$(271)	21%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA was consistent period over period. Adjusted OIBDA increased 3% and decreased 2% for the three and nine months ended September 30, 2016 respectively.
The increase in mark-to-market equity-based compensation expense for the three and nine months ended September 30, 2016 was primarily attributable to an increase in Discovery's stock price for the three and nine months ended September 30, 2016 compared with an decrease in stock price during the three and nine months ended September 30, 2015. Changes in stock price are a key driver of fair value estimates used in the attribution of expense for SARs, PRSUs and unit awards. By contrast, stock options and RSUs are fair valued at grant date and amortized over their vesting period without mark-to-market adjustments. The expense associated with these equity awards are included in Adjusted OIBDA as a component of selling general and administrative expense.

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
The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended September 30,
	2016	2015	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$806	$776	4%	7%
Advertising	670	699	(4)%	(3)%
Other	80	82	(2)%	8%
Total revenues	1,556	1,557	—%	3%
Costs of revenue, excluding depreciation and amortization	592	574	3%	6%
Selling, general and administrative expense	419	394	6%	9%
Adjusted OIBDA	562	576	(2)%	1%

	Nine Months Ended September 30,
	2016	2015	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$2,420	$2,309	5%	9%
Advertising	2,170	2,200	(1)%	—%
Other	235	239	(2)%	2%
Total revenues	4,825	4,748	2%	4%
Costs of revenue, excluding depreciation and amortization	1,787	1,703	5%	7%
Selling, general and administrative expense	1,227	1,224	—%	2%
Adjusted OIBDA	1,845	1,824	1%	5%

The impact of foreign currency on the comparability of our financial results for International Networks for the three and nine months ended September 30, 2016 is as follows (dollar amounts in millions):

	Three Months Ended September 30,
	2016	2015	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$425	$419	1%	8%
Advertising	273	289	(6)%	(2)%
Other	22	32	(31)%	(24)%
Total revenues	720	740	(3)%	2%
Costs of revenue, excluding depreciation and amortization	360	341	6%	9%
Selling, general and administrative expenses	180	185	(3)%	1%
Adjusted OIBDA	183	218	(16)%	(9)%

	Nine Months Ended September 30,
	2016	2015	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$1,263	$1,233	2%	10%
Advertising	900	968	(7)%	(4)%
Other	58	75	(23)%	(22)%
Total revenues	2,221	2,276	(2)%	3%
Costs of revenue, excluding depreciation and amortization	1,076	1,012	6%	9%
Selling, general and administrative expenses	538	577	(7)%	(3)%
Adjusted OIBDA	617	699	(12)%	(2)%

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the nine months ended September 30, 2016, we have funded our working capital needs primarily through cash flows from operations. As of September 30, 2016, we had $224 million of cash and cash equivalents on hand. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.

•	Debt
Senior Notes
On March 11, 2016, DCL, a wholly-owned subsidiary of the Company, issued $500 million principal amount of 4.90% senior notes due March 11, 2026. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain covenants, events of default and other customary provisions.
Revolving Credit Facility
We have access to a $2.0 billion revolving credit facility. Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of September 30, 2016, the Company had outstanding borrowings under the revolving credit facility of $545 million at a weighted average interest rate of 1.94%. Borrowings under the revolving credit facility bear interest at rates that vary based on DCL’s periodic debt ratings. The revolving credit facility agreement provides for a maturity date of February 4, 2021 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4:50 to 1:00. As of September 30, 2016, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of September 30, 2016, we had $70 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately .90% and maturities of less than 90 days.
We repay our senior notes, revolving credit facility and commercial paper as required, and accordingly these sources of cash also require use of our cash.

•	Notes Receivable
We have an outstanding note receivable from OWN, our equity method investee, which totals $326 million including interest. During the nine months ended September 30, 2016, the Company received net repayments on the note receivable of $71 million. Borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due.
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
Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors. As of September 30, 2016, the Company had repurchased 3 million and 144 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $6.0 billion, respectively. Over the life of the program, authorization under the stock repurchase program has totaled $7.5 billion. As of September 30, 2016, the Company had remaining authorization of $1.3 billion for future repurchases under the existing stock repurchase program, which will expire on October 8, 2017. We have been funding our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions.

•	Preferred Stock Conversion and Repurchase
We have an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into 3/7 of the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During the nine months ended September 30, 2016, we converted and retired 6.9 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $371 million. The Company expects to convert and retire 2.2 million shares of its Series C convertible preferred shares under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $108 million on or about November 3, 2016. (See Note 9 to the accompanying consolidated financial statements.)

•	Prepayment for Repurchase of Common Stock
We entered into a prepaid common stock repurchase contract for the Company's Series C common stock that will settle during the quarter ended December 31, 2016. We made an up-front cash-payment of $71 million for the right to receive 3 million shares of our Series C common stock or $75 million in cash or shares at the expiration of the agreement. (See Note 9 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the nine months ended September 30, 2016, we made cash payments of $427 million and $207 million for income taxes and interest on our outstanding debt, respectively.

•	Business Combinations and Investments
Our uses of cash have included business combinations. (See Note 2 to the accompanying consolidated financial statements.) Due to business combinations, we also have redeemable equity balances of $247 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company.
On October 13, 2016, the Company announced a plan to contribute $100 million and its digital network Seeker and production studio SourceFed in exchange for a 39% minority interest in a new holding company, Group Nine Media. Group Nine Media includes digital companies Thrillist Media Group, Now This Media, and The Dodo.
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
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the nine months ended September 30, 2016, we paid $5 million for cash-settled equity awards. As of September 30, 2016, liabilities totaled $72 million for outstanding liability-classified equity-based compensation awards, of which $27 million was classified as current. (See Note 10 to the accompanying consolidated financial statements.)
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2016	2015
Cash and cash equivalents, beginning of period	$390	$367
Cash provided by operating activities	827	652
Cash used in investing activities	(54)	(26)
Cash used in financing activities	(968)	(699)
Effect of exchange rate changes on cash and cash equivalents	29	(32)
Net change in cash and cash equivalents	(166)	(105)
Cash and cash equivalents, end of period	$224	$262

Operating Activities
Cash provided by operating activities increased $175 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Decreases in cash paid for taxes and decreases in receivables were partially offset by increases in content spending, particularly for sports rights, of $78 million.
Investing Activities
Cash flows used in investing activities increased $28 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was attributable to a decrease in proceeds from disposition of businesses of $42 million and an increase in investments in equity method investees of $41 million. These changes were partially offset by a decrease in cash paid for business combinations, net of cash acquired of $24 million, and a decrease in payments for derivative instruments, net of $11 million.
Financing Activities
Cash flows used in financing activities increased $269 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was primarily attributable to an increase in repurchases of stock of $548 million and a prepayment of $71 million in connection with a common stock repurchase contract during the three months ended September 30, 2016. These increases were partially offset by increases in borrowings of $258 million, which is comprised of increased borrowings of senior notes, net of repayments, of $411 million and decreases in commercial paper repayments of $117 million offset by increases in repayments on the revolver loans, net of repayments, of $270 million.

Capital Resources
As of September 30, 2016, capital resources were comprised of the following (in millions).

	September 30, 2016
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$224	$—	$—	$224
Revolving credit facility(a)	2,000	1	615	1,384
Senior notes(b)	7,308	—	7,308	—
Total	$9,532	$1	$7,923	$1,608

(a) Outstanding commercial paper borrowings of $70 million as of September 30, 2016 are supported by unused committed capacity under the revolving credit facility and reduce unused capacity. There were $545 million in borrowings under the revolving credit facility outstanding as of September 30, 2016.
(b) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of September 30, 2016 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2043.
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
As of September 30, 2016, we held $86 million of our $224 million of cash and cash equivalents in our foreign subsidiaries. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted accounting and reporting standards during the nine months ended September 30, 2016. (See Note 1 to the accompanying consolidated financial statements.)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2015 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2015.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a company that has operations in the United Kingdom, the vote by the United Kingdom to leave the European Union (the "E.U.") could have an adverse impact on our business, results of operations and financial position.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose subscribers, distributors and employees. If the U.K. loses access to the single E.U. market and the global trade deals negotiated by the E.U., it could have a detrimental impact on our U.K. growth. Such a decline could also make our doing business in Europe more difficult, which could delay and reduce the scope our distribution and licensing agreements. Without access to the single E.U. market, it may be more challenging and costly to obtain intellectual property rights for our content within the U.K. or distribute our services in Europe. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect our employees and their ability to move freely between the E.U. member states for work related matters.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended September 30, 2016.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
July 1, 2016 - July 31, 2016	7,972,132	$24.40	7,972,132	$1,346,932,865
August 1, 2016 - August 30, 2016	2,403,100	$24.68	2,403,100	$1,287,614,063
September 1, 2016 - September 30, 2016	—	$—	—	$1,287,614,063
Total	10,375,232	$24.47	10,375,232	$1,287,614,063

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of September 30, 2016, the total amount authorized under the stock repurchase program was $7.5 billion, and we had remaining authorization of $1.3 billion for future repurchases under our common stock repurchase program, which will expire on October 8, 2017. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended September 30, 2016. The Company first announced its stock repurchase program on August 3, 2010.
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under our stock repurchase program during the then most recently completed fiscal quarter. During the three months ended September 30, 2016, we converted and retired 2.2 million shares of converted Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $121 million. Based on the number of shares of Series C common stock purchased during the three months ended September 30, 2016, we expect to convert and retire 2.2 million shares of our Series C convertible preferred stock for $108 million on or about November 3, 2016.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	Amendment to Employment Agreement, dated September 30, 2016, between Andrew Warren and Discovery Communications, LLC (filed herewith)

10.2	Employment Agreement, dated October 3, 2016, between Dr. Gunnar Wiedenfels and Discovery Communications, LLC (filed herewith)

10.3	Amendment to Employment Agreement, dated October 11, 2016, between Adria Alpert Romm and Discovery Communications, LLC (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statement of Equity for the nine months ended September 30, 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: November 1, 2016	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 1, 2016	By:	/s/ Andrew Warren
Andrew Warren
Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Employment Agreement, dated September 30, 2016, between Andrew Warren and Discovery Communications, LLC (filed herewith)

10.2	Employment Agreement, dated October 3, 2016, between Dr. Gunnar Wiedenfels and Discovery Communications, LLC (filed herewith)

10.3	Amendment to Employment Agreement, dated October 11, 2016, between Adria Alpert Romm and Discovery Communications, LLC (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statement of Equity for the nine months ended September 30, 2016, and (vi) Notes to Consolidated Financial Statements.