Form 10-K
period 2016-12-31
Discovery Communications, Inc.
filed 2017-02-14
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2016, was approximately $9 billion.
Total number of shares outstanding of each class of the Registrant’s common stock as of February 9, 2017 was:

Series A Common Stock, par value $0.01 per share	152,634,023
Series B Common Stock, par value $0.01 per share	6,512,379
Series C Common Stock, par value $0.01 per share	229,509,862

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

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
OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, and various digital distribution platforms around the world. We also enter into content licensing agreements. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to more than 2.8 billion cumulative viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in over 40 languages. Our global portfolio of networks includes prominent nonfiction television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery, Science and Velocity (known as Turbo outside of the U.S.). In addition to nonfiction brands, our portfolio includes Eurosport which we acquired in 2014, and is a leading sports entertainment provider across Europe, as well as Discovery Kids, a leading children's entertainment brand in Latin America. We also operate a portfolio of websites, digital direct-to-consumer products, production studios and curriculum-based education products and services.
Our objective is to create and sustain content niches through branded channels and businesses with strong consumer appeal to build viewership and engagement. Our strategy is to maximize the long-term distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our networks, we have expanded our portfolio by investing in new genres, namely sports with Eurosport and children's content with Discovery Kids, and in content distribution across platforms such as brand-aligned websites, web-native networks, on-line streaming, mobile devices, video on demand (“VOD”) and TV Everywhere products including our GO portfolio of applications in the U.S. and Discovery Kids Play (known as Discovery K!ds Play!) in Latin America, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home ("DTH") satellite operators, telecommunication service providers, and other content distributors who deliver our content to their customers.
Our content spans genres including survival, exploration, sports, lifestyle, general entertainment, heroes, adventure, crime and investigation, health and kids. We have an extensive library of content and own most rights to our content and footage, which enables us to leverage our library to quickly launch brands and services into new markets and on new platforms. Our content can be edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world on a variety of platforms.
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting primarily of international television networks and digital content services. In addition, Education and Other consists principally of curriculum-based product and service offerings and production studios. Our segment presentation aligns with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments. Financial information for our segments and the geographical areas in which we do business is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Our global brands are described below.
Subscriber statistics set forth in this Annual Report on Form 10-K include both wholly-owned networks and networks operated by equity method investees. Domestic subscriber statistics are based on Nielsen Media Research. International subscriber and viewer statistics are derived from internal data coupled with external sources when available. As used herein, a “subscriber” is a single household that receives the applicable network from its cable television operator, DTH satellite operator, telecommunication service provider, or other television provider, including those who receive our networks from pay-TV providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term “cumulative subscribers”

refers to the sum of the total number of subscribers to each of our networks or content services. By way of example, two households that each receive five of our networks from their pay-TV provider represent two subscribers, but 10 cumulative subscribers. The term "viewer" is a single household that receives the signal from one of our networks using the appropriate receiving equipment without a subscription to a pay-TV provider.

•
Discovery Channel reached approximately 92 million subscribers in the U.S. and 7 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2016. Discovery Channel reached approximately 321 million subscribers in international markets as of December 31, 2016 including the Discovery HD Showcase brand.

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

•
Discovery Channel content includes Gold Rush, Naked and Afraid, Deadliest Catch, Fast N' Loud, Street Outlaws and Alaskan Bush People. Discovery Channel is also home to specials, including Shark Week, a long-running yearly week of programming, and Harley and the Davidsons, a scripted miniseries.

•	Target viewers are adults aged 25-54, particularly men.

•
TLC reached approximately 91 million subscribers in the U.S. as of December 31, 2016, and also reached 7 million subscribers in Canada that are included in the U.S. Networks segment as of December 31, 2016.

•	TLC content reached approximately 332 million viewers in international markets as of December 31, 2016.

•	TLC celebrates remarkable real-life stories without judgment.

•	Content on TLC includes The Little Couple, 90 Day Fiancé, Long Island Medium and Sister Wives.

•	Target viewers are adults aged 25-54, particularly women.

•
Animal Planet reached approximately 90 million subscribers in the U.S. and 2 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2016. Animal Planet reached approximately 239 million subscribers in international markets as of December 31, 2016.

•
Animal Planet immerses viewers in the full range of life in the animal kingdom with rich, deep content via multiple platforms and offers animal lovers and pet owners access to a centralized online, television and mobile community for immersive, engaging, high-quality entertainment, information and enrichment.

•	Content on Animal Planet includes Puppy Bowl, River Monsters, Treehouse Masters and Pit Bulls & Parolees.

•	Target viewers are adults aged 25-54.

•
Investigation Discovery ("ID") reached approximately 85 million subscribers in the U.S. and 1 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2016. ID reached approximately 135 million subscribers in international markets as of December 31, 2016.

•
ID is a leading mystery and suspense network. From harrowing crimes and salacious scandals to the in-depth investigation and heart-breaking mysteries that result, ID challenges our everyday understanding of culture, society and the human condition.

•	ID content includes Deadline: Crime with Tamron Hall, On The Case With Paula Zahn, Injustice Files, Homicide Hunter: Lt. Joe Kenda and Wives With Knives.

•	Target viewers are adults aged 25-54, particularly women.

•
Science Channel reached approximately 70 million subscribers in the U.S. and 2 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2016. Science Channel reached approximately 95 million subscribers in international markets as of December 31, 2016.

•
Science Channel is home for the thought provocateur and features programming willing to go beyond imagination to explore the unknown. Guided by curiosity, Science Channel looks at innovation in mysterious new worlds as well as in our own backyards.

•	Content on Science Channel includes Through the Wormhole with Morgan Freeman, Outrageous Acts of Science and How It's Made.

•	Target viewers are adults aged 25-54.

&

•
Velocity reached approximately 71 million subscribers in the U.S. as of December 31, 2016. Velocity reached approximately 94 million combined subscribers and viewers in international markets, where the brand is known as Turbo, as of December 31, 2016.

•
Velocity engages viewers with a variety of high-octane, action-packed, intelligent thrilling automotive programming. In addition to series and specials exemplifying the very best of the automotive genre, the network broadcasts approximately 100 hours of live event coverage every year.

•	Content on Velocity includes Bitchin' Rides, Wheeler Dealers, Chasing Classic Cars and Barrett-Jackson Live.

•	Target viewers are adults aged 25-54, particularly men.
U.S. NETWORKS
U.S. Networks generated revenues of $3.3 billion and adjusted operating income before depreciation and amortization ("Adjusted OIBDA") of $1.9 billion during 2016, which represented 51% and 79% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment principally consists of national television networks. Our U.S. Networks segment owns and operates ten national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. In addition, this segment holds an equity method interest in OWN: Oprah Winfrey Network ("OWN").
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from digital distributors for licensed content that was previously distributed on our television networks, referred to as digital distribution revenue; fees from advertising sold on our television networks and digital products, which include our GO suite of applications and our virtual reality product, Discovery VR; fees from providing sales representation and network distribution services and content to equity method investee networks; and revenue from licensing our brands for consumer products.
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. We provide authenticated U.S. TV Everywhere products that are available to certain subscribers and connect viewers through GO applications with live and on-demand access to award-winning shows and series from nine U.S. networks in the Discovery portfolio: Discovery Channel, TLC, Animal Planet, ID, Science Channel, Velocity, Destination America, American Heroes Channel ("AHC") and Discovery Life.
Advertising revenue is generated across multiple platforms and is based on the price received for available advertising spots and is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, our ability to sell commercial time over a portfolio of channels and leverage multiple platforms to connect advertisers to target audiences. In the U.S., advertising time is sold in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for upcoming seasons and, by committing to purchase in advance, lock in the advertising rates they will pay for the upcoming year. Many upfront advertising commitments include options whereby advertisers may reduce purchase commitments. In the scatter market, advertisers buy advertising closer to the time when the commercials will be run, which often results in a pricing premium compared to the upfront rates. The mix of upfront and scatter market advertising time sold is based upon the economic conditions at the time that upfront sales take place impacting the sell-out levels management is willing or able to obtain. The demand in the scatter market then impacts the pricing achieved for our remaining advertising inventory. Scatter market pricing can vary from upfront pricing and can be volatile.
On December 2, 2016, the Company acquired a 39% minority interest in Group Nine Media, Inc. ("Group Nine Media"), a newly formed joint venture with Thrillist Media Group, Now This Media, and The Dodo. Group Nine Media is a millennial-focused, digital-first enterprise that seeks to create a dynamic publishing platform and content creation engine across the unique brands of the contributing investors. In exchange for our interest in the new venture, we contributed $100 million and certain digital networks businesses, comprising our digital network Seeker and production studio SourceFed. We recorded a pre-tax gain of $50 million upon deconsolidation of Seeker and SourceFed Studios in connection with the transaction (See Note 3 to the accompanying consolidated financial statements.) We will account for the investment under the cost method. (See Note 4 to the accompanying consolidated financial statements.)
In addition to the global networks described in the overview section above, we operate networks in the U.S. that utilize the following brands:

•
We have a 60% controlling financial interest in Discovery Family and account for it as a consolidated subsidiary. Discovery Family reached approximately 64 million subscribers in the U.S. as of December 31, 2016. Hasbro owns the remaining 40% of Discovery Family.

•	Discovery Family is programmed with a mix of original series, family-friendly movies, and programming from Discovery’s non-fiction library and Hasbro Studios’ popular animation franchises.

•	Content on Discovery Family includes My Little Pony: Friendship is Magic and Equestria Girls, Transformers Rescue Bots, Littlest Pet Shop, lifestyle programming and family-friendly movies.

•	Target viewers are children aged 2-11, family inclusive and adults aged 25-54.

•
AHC reached approximately 55 million subscribers in the U.S. as of December 31, 2016. AHC also reached approximately 1 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2016.

•	AHC provides a rare glimpse into major events that shaped our world, visionary leaders and unexpected heroes who made a difference, and the great defenders of our freedom.

•	Content on AHC includes Gunslingers, Apocalypse WWI and The American Revolution.

•	Target viewers are adults aged 35-64, particularly men.

•	Destination America reached approximately 54 million subscribers in the U.S. as of December 31, 2016.

•	Destination America celebrates the people, places and stories of the United States, and shows the tenacity, honesty, work ethic, humor and adventurousness that characterize our nation.

•	Content on Destination America includes Paranormal Lockdown, Mountain Monsters, Smoked, A Haunting, Railroad and Buying Alaska.

•	Target viewers are adults aged 18-54.

•	Discovery Life reached approximately 47 million subscribers in the U.S. as of December 31, 2016.

•
Discovery Life entertains viewers with gripping, real-life dramas, featuring storytelling that chronicles the human experience from cradle to grave, including forensic mysteries, amazing medical stories, emergency room trauma, baby and pregnancy programming, parenting challenges, and stories of extreme life conditions.

•	Content on Discovery Life includes I Didn't Know I Was Pregnant, Untold Stories of the E.R., Secret Sex Lives: Swingers and Bizarre E.R.

•	Target viewers are adults aged 25-54.

•	Our U.S. Networks segment owns an equity investment interest in OWN. OWN reached approximately 79 million subscribers in the U.S. as of December 31, 2016.

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

•	Content on OWN includes Queen Sugar and Greenleaf, as well as Tyler Perry's original series The Haves and Have Nots and If Loving You is Wrong.

•	Target viewers are women aged 25-54.

INTERNATIONAL NETWORKS
International Networks generated revenues of $3.0 billion and Adjusted OIBDA of $848 million during 2016, which represented 47% and 35% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks and brands that are delivered across multiple distribution platforms. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, Real Time, DMAX and Discovery Kids. As of December 31, 2016, International Networks operated over 400 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA and broadcast networks in Europe and the Middle East and broadcast networks in Germany, Norway and Sweden, and continues to pursue further international expansion. FTA networks generate a significant portion of International Networks' revenue. The penetration and growth rates of television services vary across countries and territories depending on numerous factors including the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks has a large international distribution platform for its 37 networks, with as many as 13 networks distributed in any particular country or territory across the more than 220 countries and territories around the world. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements. In addition to the global networks described in the overview section above, we operate networks internationally that utilize the following brands:

•
Eurosport is the leading sports entertainment provider across Europe with the following TV brands: Eurosport, Eurosport 2 and Eurosportnews, reaching viewers across Europe and Asia, as well as Eurosport Digital, which includes Eurosport Player and Eurosport.com.

•	Viewing subscribers reached by each brand as of December 31, 2016 were as follows: Eurosport: 133 million; Eurosport 2: 65 million; and Eurosportnews: 9 million.

•
Eurosport telecasts live sporting events with both local and pan-regional appeal and its events focus on winter sports, cycling and tennis, including the Tour de France and it is the home of Grand Slam tennis with all four tournaments. Important local sports rights include Bundesliga and MotoGP. In addition, Eurosport has increasingly invested in more exclusive and localized rights to drive local audience and commercial relevance.

•
We have acquired the exclusive broadcast rights across all media platforms throughout Europe for the four Olympic Games between 2018 and 2024 for €1.3 billion ($1.5 billion as of December 31, 2016). The broadcast rights exclude France for the Olympic Games in 2018 and 2020, and exclude Russia. In addition to FTA broadcasts for the Olympic Games, many of these events are set to air on Eurosport's pay-TV and digital platforms.

•
On November 2, 2016, we announced a long-term agreement and joint venture partnership with BAMTech ("MLBAM") a technology services and video streaming company, and subsidiary of Major League Baseball's digital business, that includes the formation of BamTech Europe, a joint venture that will provide digital technology services to a broad set of both sports and entertainment clients across Europe.

•	As of December 31, 2016, DMAX reached approximately 103 million viewers through FTA networks, according to internal estimates.

•	DMAX is a men’s factual entertainment channel in Asia and Europe.

•	Discovery Kids reached approximately 121 million viewers, according to internal estimates, as of December 31, 2016.

•	Discovery Kids is a leading children's network in Latin America and Asia.

Our International Networks segment also owns and operates the following regional television networks, which reached the following number of subscribers and viewers via pay and FTA or broadcast networks, respectively, as of December 31, 2016:

	Television Service	International Subscribers/Viewers (millions)
Quest	FTA	77
Nordic broadcast networks(a)	Broadcast	35
Giallo	FTA	25
Frisbee	FTA	25
Focus	FTA	25
K2	FTA	25
DeeJay TV	FTA	25
Discovery HD World	Pay	24
Shed	Pay	12
Discovery History	Pay	10
Discovery World	Pay	6
Discovery en Espanol (U.S.)	Pay	6
Discovery Familia (U.S.)	Pay	6

(a) Number of subscribers corresponds to the sum of the subscribers to each of the Nordic broadcast networks in Sweden, Norway, Finland and Denmark subject to retransmission agreements with pay-TV providers. The Nordic broadcast networks include Kanal 5, Kanal 9, and Kanal 11 in Sweden, TV Norge, MAX, FEM and VOX in Norway, TV 5, Kutonen, and Frii in Finland, and Kanal 4, Kanal 5, 6'eren, and Canal 9 in Denmark.

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
The other significant source of revenue for International Networks relates to advertising sold on our television networks and across distribution platforms, similar to U.S. Networks. Advertising revenue is dependent upon a number of factors, including the development of pay and FTA television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a portfolio of channels on multiple platforms. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, advertising revenue growth results from continued subscriber growth, our localization strategy, and the shift of advertising spending from traditional broadcast networks to channels in the multi-channel environment. In relatively mature markets, such as Northern Europe, growth in television advertising revenue comes from increasing advertising pricing and ratings on our existing television networks.
During 2016, distribution, advertising and other revenues were 55%, 42% and 2%, respectively, of total net revenues for this segment. While the Company has traditionally operated cable networks, in recent years an increasing portion of the Company's international advertising revenue is generated by FTA or broadcast networks, unlike U.S. Networks. During 2016, pay-TV networks generated 46% of International Networks' advertising revenue and FTA or broadcast networks generated 54% of International Networks' advertising revenue.
The Company's International Networks distribute content through localized programming disseminated via more than 400 unique distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third parties. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. Content acquired from U.S. Networks and content developed locally airing on the same network is amortized similarly, as amortization rates vary by network. A portion of International Networks' content is amortized using an accelerated amortization method, while the remainder is amortized on a straight-line basis. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each component of the arrangement.
On June 24, 2016, the Company acquired a 27.5% interest in Mega TV, an FTA channel in Chile owned by Bethia Comunicaciones, for $53 million, which we account for using the equity method.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The British government announced that it will begin negotiating the terms of the U.K.’s future relationship with the E.U. in the first quarter of 2017. Brexit may have an adverse impact on advertising, subscribers, distributors and employees, as described in Item 1A, Risk Factors, below. We continue to monitor the situation for potential effects to our distribution and licensing agreements, unusual foreign currency exchange rate fluctuations, and changes to the legal and regulatory landscape.
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
On October 7, 2015, we recorded a pretax loss of $5 million for the contribution of our Russian business to a joint venture (the “New Russian Business”) with a Russian media company, National Media Group ("NMG"). We now hold a 20% interest in the New Russian Business, which was established to comply with changes in Russian legislation limiting foreign ownership of media companies. We no longer consolidate the contributed Russian business, which was a component of our International Networks segment and we now account for our ownership interest in the New Russian Business as an equity method investment. (See Note 3 to the accompanying consolidated financial statements.)
On June 30, 2015, we sold our radio businesses in Northern Europe to Bauer Media Group ("Bauer") for total consideration, net of cash disposed, of €72 million ($80 million), which included €54 million ($61 million) in cash and €18 million ($19 million) of contingent consideration paid on April 1, 2016. The cumulative gain on the disposal of the radio business is $1 million. Based on a change in our estimate of the fair value of contingent consideration, we recorded a pre-tax gain of $13 million for the year ended December 31, 2016. For the year ended December 31, 2015, we recorded an estimated loss on disposal of $12 million using then available projected results. We determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on our operations and consolidated financial results. (See Note 3 to the accompanying consolidated financial statements.)
In 2015, we acquired a 100% equity interest in several other unrelated businesses for total cash and contingent consideration of $91 million, net of cash acquired. The acquisitions included a FTA network in Italy, cable networks in Denmark, a FTA network in Turkey and a pay-TV sports channel in Asia. (See Note 3 to the accompanying consolidated financial statements.) All acquired businesses are components of our International Networks segment.
Acquisitions are included in our operating results upon their acquisition date and dispositions are excluded from our operating results following their disposition date. (See Note 3 to the accompanying consolidated financial statements.)

EDUCATION AND OTHER
Education and Other generated revenues of $174 million during 2016, which represented 3% of our total consolidated revenues. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hard copy curriculum-based content. Other is comprised of production studios that develop content for our networks and other television service providers throughout the world. Our wholly-owned production studios provide services to our U.S. Networks and International Networks segments at cost. The revenues and offsetting expenses associated with these inter-segment production services have been eliminated from the results of operations for Education and Other.
On November 12, 2015, we paid $195 million to acquire 5 million shares, or approximately 3%, of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company involved in the production of movies and television which is accounted for as an available-for-sale ("AFS") security. During 2016, we determined that the decline in value of our investment in Lionsgate is other-than-temporary in nature and, as such, the cost basis was adjusted to the fair value of the investment as of September 30, 2016. (See Note 4 to the accompanying consolidated financial statements.)
On September 23, 2014, the Company acquired a 50% equity method ownership interest in All3Media, a production studio company, with an enterprise value of £556 million ($912 million) for a cash payment of approximately £90 million ($147 million). All3Media recapitalized its debt structure to effect the transaction. (See Note 4 to the accompanying consolidated financial statements.)
On February 28, 2014, we acquired Raw TV Limited, a factual entertainment production company in the U.K., to improve the sourcing of content for our networks. (See Note 3 to the accompanying consolidated financial statements.)
CONTENT DEVELOPMENT
Our content development strategy is designed to increase viewership, maintain innovation and quality leadership, and provide value for our network distributors and advertising customers. Our content is sourced from a wide range of third-party producers, which include some of the world’s leading nonfiction production companies, as well as independent producers and wholly-owned production studios.
Our production arrangements fall into three categories: produced, coproduced and licensed. Produced content includes content that we engage third parties or wholly owned production studios to develop and produce. We retain editorial control and own most or all of the rights, in exchange for paying all development and production costs. Production of digital-first content such as virtual reality and short-form video is typically done through wholly-owned production studios. Coproduced content refers to program rights on which we have collaborated with third parties to finance and develop either because at times world-wide rights are not available for acquisition or we save costs by collaborating with third parties. Licensed content is comprised of films or series that have been produced by third parties. Payments for sports rights made in advance of the event are recognized as prepaid content license assets.
International Networks maximizes the use of content from our U.S. Networks. Our non-fiction content tends to be culturally neutral and maintains its relevance for an extended period of time. As a result, a significant amount of our non-fiction content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. International Networks executes a localization strategy by offering content from U.S. Networks, customized content and localized schedules via our distribution feeds. While our International Networks segment maximizes the use of content from U.S. Networks, we also develop local content that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third-party producers.
Our largest single cost is content expense, which includes content amortization, content impairment and production costs for languaging. We amortize the cost of capitalized content rights based on the proportion that the current year's estimated revenues bear to the estimated remaining total lifetime revenues, which normally results in an accelerated amortization method over the estimated useful lives. However, certain networks also utilize a straight-line method of amortization over the estimated useful lives of the content. Content is amortized primarily over periods of three to four years. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each season in the arrangement. Content assets are reviewed for impairment when impairment indicators are present, such as low viewership or limited expected use. Impairment losses are recorded for content asset carrying value in excess of net realizable value.

REVENUES
We generate revenues principally from fees charged to operators who distribute our network content, which primarily include cable, DTH satellite, telecommunication and digital service providers and advertising sold on our networks and digital products. Other transactions include curriculum-based products and services, affiliate and advertising sales representation services, production of content, content licenses and the licensing of our brands for consumer products. During 2016, distribution, advertising and other revenues were 50%, 45% and 5%, respectively, of consolidated revenues. No individual customer represented more than 10% of our total consolidated revenues for 2016, 2015 or 2014.
Distribution
Distribution revenue includes fees charged for the right to view Discovery's network branded content made available to customers through a variety of distribution platforms and viewing devices. The largest component of distribution revenue is comprised of linear distribution services for rights to our networks from cable, DTH satellite and telecommunication service providers. We have contracts with distributors representing most cable and satellite service providers around the world, including the largest operators in the U.S. and major international distributors. Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that Discovery’s networks will receive, and, if applicable, for scheduled graduated annual rate increases. Carriage of our networks depends upon package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages. Distribution revenues are largely dependent on the rates negotiated in the agreements, the number of subscribers that receive our networks or content, the number of platforms covered in the distribution agreement, and the market demand for the content that we provide. From time to time, renewals of multi-year carriage agreements include significant initial year one market adjustments to re-set subscriber rates, which then increase at rates lower than the initial increase in the following years. We have provided distributors launch incentives, in the form of cash payments or free periods, to carry our networks.
In the U.S., more than 90% of distribution revenues come from the top 10 distributors, with whom we have agreements that expire at various times from 2017 through 2021. Outside of the U.S., approximately 46% of distribution revenue comes from the top 10 distributors. Distribution fees are typically collected ratably throughout the year. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others operate in the analog environment with varying degrees of investment from distributors in expanding channel capacity or converting to digital.
Distribution revenue also includes fees charged for bulk content arrangements and other subscription services for episodic content. These digital distribution revenues are impacted by the quantity, as well as the quality, of the content Discovery provides.
Advertising
Our advertising revenue is generated across multiple platforms and consists of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have a term of one year or less.
In the U.S., we sell advertising time in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season and by purchasing in advance often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the commercials will be run and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. Outside the U.S., advertisers typically buy advertising closer to the time when the commercials will be run. In developing pay-TV markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay-TV. In mature markets, such as the U.S. and Western Europe, high proportions of market penetration and distribution are unlikely to drive rapid revenue growth. Instead, growth in advertising sales comes from increasing viewership and pricing and launching new services, either in pay-TV, broadcast, or FTA television environments.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the popularity of FTA television, the number of subscribers to our channels, viewership demographics, the popularity of our content and our ability to sell commercial time over a group of channels. Revenue from advertising is subject to seasonality, market-based variations and general economic conditions. Advertising revenue is typically highest in the second and fourth quarters. In some cases, advertising sales are subject to ratings guarantees that require us to provide additional advertising time if the guaranteed audience levels are not achieved.
We also generate revenue from the sale of advertising through our digital products on a stand-alone basis and as part of advertising packages with our television networks.

Other
We also generate income associated with curriculum-based products and services, the licensing of our brands for consumer products and third-party content sales, and content production from our production studios.
COMPETITION
Providing content across various distribution platforms is a highly competitive business worldwide. We experience competition for the development and acquisition of content, distribution of our content, sale of commercial time on our networks and viewership. There is competition from other production studios, other television networks, and the internet for the acquisition of content and creative talent such as writers, producers and directors. Our ability to produce and acquire popular content is an important competitive factor for the distribution of our content, attracting viewers and the sale of advertising. Our success in securing popular content and creative talent depends on various factors such as the number of competitors providing content that targets the same genre and audience, the distribution of our content, viewership, and the production, marketing and advertising support we provide.
Our networks compete with other television networks, including broadcast, cable and local, for the distribution of our content and fees charged to cable television operators, DTH satellite service providers, and other distributors that carry our content. Our ability to secure distribution agreements is necessary to ensure the retention of our audiences. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. Growth in the number of networks distributed, consolidation and other market conditions in the cable and satellite distribution industry, and increased popularity of other platforms may adversely affect our ability to obtain and maintain contractual terms for the distribution of our content that are as favorable as those currently in place. The ability to secure distribution agreements is dependent upon the production, acquisition and packaging of original content, viewership, the marketing and advertising support and incentives provided to distributors, the product offering across a series of networks within a region, and the prices charged for carriage.
Our networks and digital products compete for the sale of advertising with other television networks, including broadcast, cable and local networks, online and mobile outlets, radio content and print media. Our success in selling advertising is a function of the size and demographics of our audiences, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular content, the brand appeal of the network and ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.
Our networks and digital products also compete for their target audiences with all forms of content and other media provided to viewers, including broadcast, cable and local networks, pay-per-view and VOD services, DVDs, online activities and other forms of news, information and entertainment.
Our education business competes with other providers of curriculum-based products and services to schools. Our production studios compete with other production and media companies for talent.
INTELLECTUAL PROPERTY
Our intellectual property assets include copyrights in content, trademarks in brands, names and logos, websites, and licenses of intellectual property rights from third parties.
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
REGULATORY MATTERS
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of the countries and international bodies, such as the E.U., in which we operate. Content networks, such as those owned by us, are regulated by the Federal Communications Commission (“FCC”) in certain respects if they are affiliated with a cable television operator. Other FCC regulations, although imposed on cable television operators and direct broadcast satellite ("DBS") operators, affect content networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.
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
Closed Captioning and Advertising Restrictions
Certain of our networks must provide closed-captioning of content. Our content and digital products intended primarily for children 12 years of age and under must comply with certain limits on advertising, and commercials embedded in our networks’ content stream adhere to certain standards for ensuring that those commercials are not transmitted at louder volumes than our program material. The 21st Century Communications and Video Accessibility Act of 2010 requires us to provide closed captioning on certain IP-delivered video content that we offer.
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
Regulation of the Internet
We operate several digital products and websites that we use to distribute information about our programs and to offer consumers the opportunity to purchase consumer products and services. Internet services are now subject to regulation in the U.S. relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Children's Online Privacy Protection Act and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act. In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other on-line services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to on-line consumers outside the U.S., the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.
Foreign Laws and Regulations
The foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations governing our businesses.
EMPLOYEES
As of December 31, 2016, we had approximately 7,000 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures.
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
Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. In the U.S., approximately 90% of our distribution revenues come from the top 10 distributors. For the International Networks segment, approximately 46% of distribution revenue comes from the 10 largest distributors. We currently have agreements in place with the major cable and satellite operators in U.S. Networks and International Networks which expire at various times through 2021. Some of our largest distributors have combined, and as a result, have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. In addition, many of the countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could reduce the number of distributors to carry our programming, subject our affiliate fee revenue to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators which could have an adverse effect on our financial condition or results of operations.
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
The entertainment and media programming industries in which we operate are highly competitive. We compete with other programming networks for distribution, viewers and advertising. We also compete for viewers with other forms of media entertainment, such as home video, movies, periodicals, on-line and mobile activities. In particular, websites and search engines have seen significant advertising growth, a portion of which has moved from traditional cable network and satellite advertisers. Businesses, including ours, that offer multiple services, or that may be vertically integrated and offer both video distribution and programming content, may face closer regulatory review from the competition authorities in the countries in which we currently have operations. If our distributors have to pay higher rates to holders of sports broadcasting rights, it might be difficult for us to negotiate higher rates for distribution of our networks. Our on-line businesses compete for users and advertising in the broad and diverse market of free and subscription Internet-delivered services. Our commerce business competes against a wide range of competitive retailers selling similar products. Our curriculum-based video business and digital textbook business compete with other providers of education products to schools. The ability of our businesses to compete successfully depends on a number of factors, including our ability to consistently supply high quality and popular content, access our niche viewership with appealing category-specific content, adapt to new technologies and distribution platforms and achieve widespread distribution. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our business, financial condition or results of operations.
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
As a company that has operations in the United Kingdom, the vote by the United Kingdom to leave the E.U. could have an adverse impact on our business, results of operations and financial position.
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

Our equity method and cost method investments' financial performance may differ from current estimates.
We have equity investments in certain entities and the accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership and the level of influence or control we have over the relevant entity. Any losses experienced by these entities could adversely impact our results of operations and the value of our investment. In addition, if these entities were to fail and cease operations, we may lose the entire value of our investment and the stream of any shared profits. Some of our ventures may require additional uncommitted funding. We also have significant investments in entities that we have accounted for using the cost method. If these entities experience significant losses or were to fail and cease operations, our investments could be subject to impairment and the loss of a part or all of our investment value.
We have a significant amount of debt and may incur significant amounts of additional debt, which could adversely affect our financial health and our ability to react to changes in our business.
As of December 31, 2016, we had approximately $7.9 billion of consolidated debt, including capital leases. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts associated with our indebtedness. In addition, we have the ability to draw down our revolving credit facility in the ordinary course, which would have the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.
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
Liberty Media, Liberty Global, Liberty Interactive and Liberty Broadband (together, the "Liberty Entities") own interests in various U.S. and international companies, such as Charter Communications, Inc. ("Charter"), that have subsidiaries that own or operate domestic or foreign content services that may compete with the content services we offer. We have no rights in respect of U.S. or international content opportunities developed by or presented to the subsidiaries of any Liberty Entities, and the pursuit of these opportunities by such subsidiaries may adversely affect our interests and those of our stockholders. Because we and the Liberty Entities have overlapping directors, the pursuit of business opportunities may serve to intensify the conflicts of interest or appearance of conflicts of interest faced by the respective management teams. Our charter provides that none of our directors or officers will be liable to us or any of our subsidiaries for breach of any fiduciary duty by reason of the fact that such individual directs a corporate opportunity to another person or entity (including any Liberty Entities), for which such individual serves as a director or officer, or does not refer or communicate information regarding such corporate opportunity to us or any of our subsidiaries, unless (x) such opportunity was expressly offered to such individual solely in his or her capacity as a director or officer of us or any of our subsidiaries and (y) such opportunity relates to a line of business in which we or any of our subsidiaries is then directly engaged.
We have directors that are also related persons of Advance/Newhouse and that overlap with those of the Liberty Entities, which may lead to conflicting interests for those tasked with the fiduciary duties of our board.
Our eleven-person board of directors includes three designees of Advance/Newhouse, including Robert J. Miron, who was the Chairman of Advance/Newhouse until December 31, 2010, and Steven A. Miron, the Chief Executive Officer of Advance/Newhouse. In addition, our board of directors includes two persons who are currently members of the board of directors of Liberty Media, three persons who are currently members of the board of directors of Liberty Global, two persons who are currently members of the board of directors of Liberty Interactive, two persons who are currently members of the board of directors of Liberty Broadband and two persons who are currently members of the board of directors of Charter, of which Liberty Broadband owns an equity interest. John C. Malone is the Chairman of the boards of all of the Liberty Entities and is a member of the board of directors at Charter. The parent company of Advance/Newhouse and the Liberty entities own interests in a range of media, communications and entertainment businesses.
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
None of the Liberty Entities own any interest in us. Mr. Malone beneficially owns stock of Liberty Media representing approximately 47% of the aggregate voting power of its outstanding stock, owns shares representing approximately 24% of the aggregate voting power of Liberty Global, shares representing approximately 37% of the aggregate voting power of Liberty Interactive, shares representing approximately 46% of the aggregate voting power of Liberty Broadband and shares representing approximately 21% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Mr. Malone controls approximately 28% of our aggregate voting power relating to the election of our eight common stock directors, assuming that the preferred stock owned by Advance/Newhouse has not been converted into shares of our common stock. Our directors who are also directors of the Liberty Entities own stock and stock incentives of the Liberty Entities and own our stock and stock incentives.
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
For corporate matters other than the election of directors, Mr. Malone and Advance/Newhouse each beneficially own shares of our stock representing approximately 21% and 25%, respectively, of the aggregate voting power represented by our outstanding stock. With respect to the election of directors, Mr. Malone controls approximately 28% of the aggregate voting power relating to the election of the eight common stock directors (assuming that the convertible preferred stock owned by Advance/Newhouse (the “A/N Preferred Stock”) has not been converted into shares of our common stock). The A/N Preferred Stock carries with it the right to designate three preferred stock directors to our board (subject to certain conditions), but does not carry voting rights with respect to the election of the eight common stock directors. Also, under the terms of the A/N Preferred Stock, Advance/Newhouse has special voting rights as to certain enumerated matters, including material amendments to the restated charter and bylaws, fundamental changes in our business, mergers and other business combinations, certain acquisitions and dispositions and future issuances of capital stock. Although there is no stockholder agreement, voting agreement or any similar arrangement between Mr. Malone and Advance/Newhouse, by virtue of their respective holdings, Mr. Malone and Advance/Newhouse each have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
We own and lease approximately 1.96 million square feet of building space for the conduct of our businesses at 72 locations throughout the world. In the U.S. alone, we own and lease approximately 597,000 and 578,000 square feet of building space, respectively, at 14 locations. Principal locations in the U.S. include: (i) our world headquarters located at One Discovery Place, Silver Spring, Maryland, where approximately 543,000 square feet is used for certain executive and corporate offices and general office space by our U.S. Networks and Education and Other segments, (ii) general office space at 850 Third Avenue, New York, New York, where approximately 189,000 square feet is primarily used for sales by our U.S. Networks segment and certain executive offices, (iii) general office space and a production and post-production facility located at 8045 Kennett Street, Silver Spring, Maryland, where approximately 149,000 square feet is primarily used by our U.S. Networks segment, (iv) general office space located at 10100 Santa Monica Boulevard, Los Angeles, California, where approximately 64,000 square feet is primarily used by our U.S. Networks segment, (v) general office space at 6505 Blue Lagoon Drive, Miami, Florida, where approximately 91,000 square feet is primarily used by our International Networks segment, and (vi) an origination facility at 45580 Terminal Drive, Sterling, Virginia, where approximately 54,000 square feet of space is used to manage the distribution of domestic network television content by our U.S. Networks segment.
We also lease over 784,000 square feet of building space at 58 locations outside of the U.S., including the U.K., France, Denmark, Italy, Singapore & Poland.  Included in the non-US office figures are approximately 144,000 square feet of building space used for office, production and post-production for Eurosport.
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

Executive Officers of Discovery Communications, Inc.
Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report. The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of February 14, 2017.

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

Andrew Warren Born September 8, 1966
Chief Financial Officer. Mr. Warren has served as our Senior Executive Vice President, Chief Financial Officer since March 2012. Mr. Warren served as Chief Financial Officer of Liz Claiborne, Inc. (now Fifth & Pacific Companies Inc.) a designer, marketer and retail supplier of premium lifestyle fashion brands, from 2007 to 2012. Mr. Warren has announced that he will resign from his position effective March 31, 2017.

Jean-Briac Perrette Born April 30, 1971
President and CEO of Discovery Networks International. Mr. Perrette became CEO of Discovery Networks International in June 2016 and President of Discovery Networks International in March 2014. Prior to that, Mr. Perrette served as our Chief Digital Officer from October 2011 to February 2014. Mr. Perrette served in a number of roles at NBC Universal from March 2000 to October 2011, with the last being President of Digital and Affiliate Distribution.

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

Paul Guagliardo "Guyardo" Born October 29, 1961
Chief Commercial Officer. Mr. Guagliardo has served as our Chief Commercial Officer since October 2015. Prior to that, Mr. Guagliardo served as the Executive Vice President, Chief Revenue and Marketing Officer for DIRECTV from October 2005 to August 2015. Mr. Guagliardo is a member of the board of Nutrisystem, Inc., a provider of weight management products and services, and serves on the compensation and corporate governance committees.

David Leavy Born December 24, 1969
Chief Corporate Operations and Communications Officer. Mr. Leavy became Chief Corporate Operations and Communications Officer in March 2016. Prior to that, Mr. Leavy served as our Chief Communications Officer and Senior Executive Vice President, Corporate Marketing and Business Operations from August 2015 to March 2016. From December 2011 to August 2015, Mr. Leavy served as our Chief Communications Officer and Senior Executive Vice President, Corporate Marketing and Affairs. Prior to that, Mr. Leavy served as our Executive Vice President, Communications and Corporate Affairs and has served in a number of other roles at Discovery since joining in March 2000.

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

	Series A Common Stock		Series B Common Stock		Series C Common Stock
	High	Low	High	Low	High	Low
2016
Fourth quarter	$29.55	$25.01	$30.50	$26.00	$28.66	$24.20
Third quarter	$26.97	$24.27	$28.00	$25.21	$26.31	$23.44
Second quarter	$29.31	$23.73	$29.34	$24.15	$28.48	$22.54
First quarter	$29.42	$24.33	$29.34	$24.30	$28.00	$23.81
2015
Fourth quarter	$31.14	$25.36	$31.16	$25.40	$29.58	$23.83
Third quarter	$34.80	$25.82	$34.26	$26.04	$32.68	$24.21
Second quarter	$34.45	$30.78	$34.04	$31.39	$32.17	$28.53
First quarter	$34.48	$28.99	$36.10	$28.08	$33.44	$27.88
As of February 9, 2017, there were approximately 1,407, 82 and 1,524 record holders of our Series A common stock, Series B common stock and Series C common stock, respectively. These amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder.
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
Purchases of Equity Securities
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended December 31, 2016 (in millions, except per share amounts).

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
October 1, 2016 - October 31, 2016	—	$—	—	$1,288
November 1, 2016 - November 30, 2016	2.8	$25.16	2.8	$1,217
December 1, 2016 - December 31, 2016(d)	2.8	$25.24	2.8	$1,145
Total	5.6		5.6	$1,145

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

(b) Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of December 31, 2016, the total amount authorized under the stock repurchase program was $7.5 billion, and we had remaining authorization of $1.1 billion for future repurchases under our common stock repurchase program, which will expire on October 8, 2017. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during 2016. The Company first announced its stock repurchase program on August 3, 2010.
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under our stock repurchase program during the then most recently completed fiscal quarter. During the three months ended December 31, 2016, we converted, repurchased and retired 2 million shares of Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $108 million. Based on the number of shares of Series C common stock purchased during the three months ended December 31, 2016, we expect to convert, repurchase and retire approximately 1 million shares of our Series C convertible preferred stock for approximately $60 million on or about February 16, 2017.
(d) On August 22, 2016, we made an up front cash payment of $71 million for a common stock repurchase contract. The contract settled on December 2, 2016 through the receipt of 2.8 million shares of Series C common stock at the then current market price equal to $75 million. The receipt of shares is reflected as a component of treasury stock and reclassified from additional paid-in capital at the prepaid cost of $71 million to treasury stock as of the settlement date. Common stock repurchase contracts are not reflected as a component of treasury stock or included within earnings per share calculations until the date of contract settlement. (See Note 12 to the accompanying consolidated financial statements.)

Stock Performance Graph
The following graph sets forth the cumulative total shareholder return on our Series A common stock, Series B common stock and Series C common stock as compared with the cumulative total return of the companies listed in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group of companies comprised of CBS Corporation Class B common stock, Scripps Network Interactive, Inc., Time Warner, Inc., Twenty-First Century Fox, Inc. Class A common stock (News Corporation Class A Common Stock prior to June 2013), Viacom, Inc. Class B common stock and The Walt Disney Company. The graph assumes $100 originally invested on December 31, 2011 in each of our Series A common stock, Series B common stock and Series C common stock, the S&P 500 Index, and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2012, 2013, 2014, 2015 and 2016.

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
DISCA	$100.00	$154.94	$220.70	$168.17	$130.24	$133.81
DISCB	$100.00	$150.40	$217.35	$175.04	$127.80	$137.83
DISCK	$100.00	$155.17	$222.44	$178.89	$133.79	$142.07
S&P 500	$100.00	$113.41	$146.98	$163.72	$162.53	$178.02
Peer Group	$100.00	$134.98	$220.77	$253.19	$243.93	$271.11
Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

ITEM 6. Selected Financial Data.
The table set forth below presents our selected financial information for each of the past five years (in millions, except per share amounts). The selected statement of operations information for each of the three years ended December 31, 2016 and the selected balance sheet information as of December 31, 2016 and 2015 have been derived from and should be read in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” and other financial information included elsewhere in this Annual Report on Form 10-K. The selected statement of operations information for each of the two years ended December 31, 2013 and 2012 and the selected balance sheet information as of December 31, 2014, 2013 and 2012 have been derived from financial statements not included in this Annual Report on Form 10-K.

	2016	2015	2014	2013	2012
Selected Statement of Operations Information:
Revenues	$6,497	$6,394	$6,265	$5,535	$4,487
Operating income	2,058	1,985	2,061	1,975	1,859
Income from continuing operations, net of taxes	1,218	1,048	1,137	1,077	956
Loss from discontinued operations, net of taxes	—	—	—	—	(11)
Net income	1,218	1,048	1,137	1,077	945
Net income available to Discovery Communications, Inc.	1,194	1,034	1,139	1,075	943
Basic earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Continuing operations	$1.97	$1.59	$1.67	$1.50	$1.27
Discontinued operations	—	—	—	—	(0.01)
Net income	1.97	1.59	1.67	1.50	1.25
Diluted earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Continuing operations	$1.96	$1.58	$1.66	$1.49	$1.26
Discontinued operations	—	—	—	—	(0.01)
Net income	1.96	1.58	1.66	1.49	1.24
Weighted average shares outstanding:
Basic	401	432	454	484	498
Diluted	610	656	687	722	759
Selected Balance Sheet Information:
Cash and cash equivalents	$300	$390	$367	$408	$1,201
Total assets	15,758	15,864	15,970	14,934	12,892
Long-term debt:
Current portion	82	119	1,107	17	31
Long-term portion	7,841	7,616	6,002	6,437	5,174
Total liabilities	10,348	10,172	9,619	8,701	6,599
Redeemable noncontrolling interests	243	241	747	36	—
Equity attributable to Discovery Communications, Inc.	5,167	5,451	5,602	6,196	6,291
Total equity	$5,167	$5,451	$5,604	$6,197	$6,293

•	Income per share amounts may not sum since each is calculated independently.

•
On September 30, 2016, the Company recorded an other-than-temporary impairment of $62 million related to its investment in Lionsgate. On December 2, 2016, the Company acquired a 39% minority interest in Group Nine Media, a newly formed media holding company, in exchange for contributions of $100 million and the Company's digital network businesses Seeker and SourceFed, resulting in a gain of $50 million upon deconsolidation of the businesses. (See Note 4 to the accompanying consolidated financial statements.)

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

•
Balance sheet amounts for prior years have been adjusted to reclassify debt issuance costs from other noncurrent assets to noncurrent portion of debt in accordance with ASU 2015-03. Amounts reclassified were $44 million, $45 million and $38 million for 2014, 2013 and 2012, respectively.

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: continued consolidation of distribution customers and production studios; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, VOD, internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; rapid technological changes; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets, from events including Brexit; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action;

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
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, FTA and broadcast television, websites, digital distribution arrangements and content licensing agreements. Our portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, ID, Velocity (known as Turbo outside of the U.S.) and Eurosport, a leading sports entertainment pay-TV programmer across Europe and Asia. We also develop and sell curriculum-based education products and services and operate production studios.
Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales and create or reposition branded channels and businesses that can sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, web-native networks, on-line streaming, mobile devices, VOD and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, DTH satellite operators, telecommunication service providers, and other content distributors, that deliver our content to their customers.
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

RESULTS OF OPERATIONS – 2016 vs. 2015
Consolidated Results of Operations – 2016 vs. 2015
Our consolidated results of operations for 2016 and 2015 were as follows (in millions).

	Year Ended December 31,
	2016	2015	% Change
Revenues:
Distribution	$3,213	$3,068	5%
Advertising	2,970	3,004	(1)%
Other	314	322	(2)%
Total revenues	6,497	6,394	2%
Costs of revenues, excluding depreciation and amortization	2,432	2,343	4%
Selling, general and administrative	1,690	1,669	1%
Depreciation and amortization	322	330	(2)%
Restructuring and other charges	58	50	16%
(Gain) loss on disposition	(63)	17	NM
Total costs and expenses	4,439	4,409	1%
Operating income	2,058	1,985	4%
Interest expense	(353)	(330)	7%
(Loss) income from equity method investees, net	(38)	1	NM
Other income (expense), net	4	(97)	NM
Income before income taxes	1,671	1,559	7%
Income tax expense	(453)	(511)	(11)%
Net income	1,218	1,048	16%
Net income attributable to noncontrolling interests	(1)	(1)	—%
Net income attributable to redeemable noncontrolling interests	(23)	(13)	77%
Net income available to Discovery Communications, Inc.	$1,194	$1,034	15%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and digital distribution revenue and is largely dependent on the rates negotiated in our distribution agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Distribution revenue increased 5%. Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport France in March 2015, distribution revenue increased 7% at our U.S. Networks segment and 9% at our International Networks segment. U.S. Networks distribution revenue increased primarily due to contractual rate increases partially offset by slight declines in subscribers. International Networks' distribution revenue increases were mostly due to increases in rates in Europe and increases in subscribers and rates in Latin America.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Advertising revenue decreased 1%. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, advertising revenue increased 2% as a result of increases of 2% at our U.S. Networks and 3% at our International Networks. The increase for our U.S. Networks was due to inventory management and pricing increases, partially offset by a decline in ratings. The increase for our International Networks was primarily driven by ratings and volume in Southern Europe, and to a lesser extent, pricing, ratings and volume in Central and Eastern Europe, the Middle East, and Africa (“CEEMEA”), partially offset by lower ratings in Northern Europe.
Other revenue decreased 2%. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, other revenue, which includes revenues from services provided to equity investees, increased 3%. This was due to increases at our U.S. Networks offset by decreases at our International Networks.

Costs of Revenues
Costs of revenues increased 4%. Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport France in March 2015 and the disposition of the Company's radio business, costs of revenues increased 7% for the year ended December 31, 2016. The increase was primarily attributable to increased spending for content on our networks, particularly sports rights and associated production costs, and increases in content impairments in Northern Europe as a result of changes in programming strategies. Content amortization was $1.7 billion and $1.6 billion for the years ended December 31, 2016 and December 31, 2015, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Selling, general and administrative expenses increased 1%. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, selling, general and administrative expenses increased 5% for the year ended December 31, 2016. The increase was due to increases in mark-to-market equity-based compensation expense from increases in the Company's stock price and marketing expense.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization declined slightly for the year ended December 31, 2016 as there have been slight declines in capital spending and no new significant business combinations.
Restructuring and Other Charges
Restructuring and other charges increased $8 million for the year ended December 31, 2016. The increase was primarily due to personnel related termination costs for voluntary and involuntary severance actions in the second quarter of 2016. (See Note 15 to the accompanying consolidated financial statements.) This increase was partially offset by decreases in content impairments that were classified as other charges.
Gain on Disposition
Gain on disposition increased $80 million for the year ended December 31, 2016 as a result of a gain recorded upon the deconsolidation of our digital networks businesses Seeker and SourceFed Studios on December 2, 2016 in connection with the Group Nine Media transaction, and the recognition of a gain following the resolution of the final contingent payment for the sale of the radio business, compared with an expected loss in the prior year. (See Note 3 to the accompanying consolidated financial statements.)
Interest Expense
Interest expense increased for the year ended December 31, 2016 primarily due to the March 11, 2016 issuance of the 4.90% senior notes due March 2026. (See Note 9 to the accompanying consolidated financial statements.)
(Loss) income from Equity Investees, net
Losses from our equity method investees increased $39 million due to investments in limited liability companies that sponsor renewable energy projects related to solar energy and increased losses at All3Media for derivatives that do not receive hedge accounting. (See Note 4 to the accompanying consolidated financial statements.)

Other Expense, Net
The table below presents the details of other expense, net (in millions).

	Year Ended December 31,
	2016	2015
Foreign currency gains (losses), net	$75	$(103)
(Losses) gains on derivative instruments	(12)	5
Remeasurement gain on previously held equity interest	—	2
Other-than-temporary impairment of AFS investments	(62)	—
Other income (expense), net	3	(1)
Total other income (expense), net	$4	$(97)
Other income (expense), net increased $101 million in 2016. The change is primarily the result of gains in foreign currency offset by a $62 million other-than-temporary impairment in the value of our Lionsgate shares (see Note 4 to the accompanying consolidated financial statements). The change in foreign currency (gains) losses, net is caused by the remeasurement of foreign currency monetary assets and liabilities. For the year ended December 31, 2016, exchange rate changes in the British pound resulted in net remeasurement gains. The gains in the current year are in contrast to losses in the prior period for the remeasurement of our 1.90% euro-dominated senior notes due March 19, 2027, which have been effectively hedged for the year ended December 31, 2016 , and remeasurement losses on monetary assets in Venezuela following a steep decline in value during the prior year.
Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate.

	Year Ended December 31,
	2016	2015
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	(2)%	2%
Effect of foreign operations	(1)%	1%
Domestic production activity deductions	(4)%	(3)%
Change in uncertain tax positions	—%	(1)%
Renewable energy investments tax credits	(1)%	—%
Other, net	—%	(1)%
Effective income tax rate	27%	33%
Income tax expense was $453 million and $511 million and the effective tax rate was 27% and 33% for 2016 and 2015, respectively. The net 6% decrease in the effective tax rate was attributable to the resolution of multi-year state tax positions that resulted in a reduction of reserves related to uncertain tax positions, allocation and taxation of income among multiple foreign and domestic jurisdictions, the impact of various foreign legislative changes, and tax credits that we receive related to our renewable energy investments. The decrease was partially offset by 2015 favorable audit resolutions which positively impacted the assessment of uncertain tax positions for 2015 but did not recur in 2016. (See Note 16 to the accompanying consolidated financial statements.)

Segment Results of Operations – 2016 vs. 2015
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) restructuring and other charges, (v) certain impairment charges, (vi) gains and losses on business and asset dispositions, and (vii) certain inter-segment eliminations related to production studios. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude mark-to-market equity-based compensation, restructuring and other charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. We also exclude the depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Additionally, certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).
Additional financial information for our segments and geographical areas in which we do business is discussed in Note 21 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2016	2015	% Change
Revenue:
U.S. Networks	$3,285	$3,131	5%
International Networks	3,040	3,092	(2)%
Education and Other	174	173	1%
Corporate and inter-segment eliminations	(2)	(2)	—%
Total revenue	6,497	6,394	2%
Costs of revenues, excluding depreciation and amortization	(2,432)	(2,343)	4%
Selling, general and administrative(a)	(1,652)	(1,669)	(1)%
Add: Amortization of deferred launch incentives(b)	13	16	(19)%
Adjusted OIBDA	$2,426	$2,398	1%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring and other charges, and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives is included as a reduction of distribution revenue for reporting in accordance with GAAP but is excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of consolidated net income available to Discovery Communications, Inc. to total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2016	2015	% Change
Net income available to Discovery Communications, Inc.	$1,194	$1,034	15%
Net income attributable to redeemable noncontrolling interests	23	13	77%
Net income attributable to noncontrolling interests	1	1	—%
Income tax expense	453	511	(11)%
Other expense, net	(4)	97	NM
Loss (income) from equity investees, net	38	(1)	NM
Interest expense	353	330	7%
Operating income	2,058	1,985	4%
(Gain) loss on disposition	(63)	17	NM
Restructuring and other charges	58	50	16%
Depreciation and amortization	322	330	(2)%
Mark-to-market equity-based compensation	38	—	NM
Amortization of deferred launch incentives	13	16	(19)%
Total Adjusted OIBDA	$2,426	$2,398	1%

Adjusted OIBDA:
U.S. Networks	1,922	1,774	8%
International Networks	848	961	(12)%
Education and Other	(10)	(2)	NM
Corporate and inter-segment eliminations	(334)	(335)	—%
Total Adjusted OIBDA	$2,426	$2,398	1%
U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2016	2015	% Change
Revenues:
Distribution	$1,532	$1,431	7%
Advertising	1,690	1,650	2%
Other	63	50	26%
Total revenues	3,285	3,131	5%
Costs of revenues, excluding depreciation and amortization	(891)	(892)	—%
Selling, general and administrative	(472)	(465)	2%
Adjusted OIBDA	1,922	1,774	8%
Depreciation and amortization	(28)	(29)	(3)%
Restructuring and other charges	(15)	(33)	(55)%
Gain on dispositions	50	—	NM
Inter-segment eliminations	(14)	(8)	75%
Operating income	$1,915	$1,704	12%
Revenues
Distribution revenue increased 7%, primarily due to contractual rate increases that include market adjustments for certain recent contract renewals partially offset by slight declines in subscribers.

Advertising revenue increased 2%, due to inventory management and pricing increases, partially offset by a decline in ratings.
Other revenue increased 26%, primarily due to increases in services provided to equity method investees.
Costs of Revenues
Costs of revenues remained consistent with the prior period. Content amortization was $716 million and $714 million for 2016 and 2015, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 2% as increased spending on marketing was offset by decreases in personnel costs.
Adjusted OIBDA
Adjusted OIBDA increased 8%, primarily due to increases in distribution and advertising revenue.
International Networks
The following table presents, for our International Networks segment, revenues by type, certain operating expenses, certain contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions). In addition, see the International Networks' table in "Results of Operations – 2016 vs. 2015 – Items Impacting Comparability" for more information on Eurosport.

	Year Ended December 31,
	2016		2015	% Change
Revenues:
Distribution	$1,681		$1,637	3%
Advertising	1,279		1,353	(5)%
Other	80		102	(22)%
Total revenues	3,040		3,092	(2)%
Costs of revenues, excluding depreciation and amortization	(1,462)		(1,375)	6%
Selling, general and administrative	(743)		(772)	(4)%
Add: Amortization of deferred launch incentives	13		16	(19)%
Adjusted OIBDA	848		961	(12)%
Amortization of deferred launch incentives	(13)		(16)	(19)%
Depreciation and amortization	(221)		(235)	(6)%
Restructuring and other charges	(26)		(14)	86%
Gain (loss) on disposition	13	—	(17)	NM
Inter-segment eliminations	(4)		(3)	33%
Operating income	$597		$676	(12)%
Revenues
Distribution revenue increased 3%. Excluding the impact of foreign currency fluctuations and the acquisition of Eurosport France in March 2015, distribution revenue increased 9%. The increase was mostly due to increases in rates in Europe and increases in subscribers and rates in Latin America. Such growth is consistent with the value negotiated in new arrangements following investment in sports content in markets in Europe and the continued development of the pay-TV markets in Latin America.
Advertising revenue decreased 5%. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, advertising revenue increased 3%. The increase was primarily driven by ratings and volume in Southern Europe, and, to a lesser extent, pricing, ratings and volume in CEEMEA, partially offset by lower ratings in Northern Europe and lower price, ratings and volume in Asia.
Other revenue decreased 22%. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, other revenue decreased 17% due to a reduction in sublicensing revenue for Eurosport.

Costs of Revenues
Costs of revenues increased 6%. Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport France in March 2015, and the disposition of the Company's radio business, costs of revenues increased 11%. The increase was mostly attributable to increased spending on content, particularly sports rights and associated production costs , and increases in content impairments, primarily in Northern Europe as a result of changes in programming strategies. Content amortization was $976 million and $906 million for 2016 and 2015, respectively.
Selling, General and Administrative
Selling, general and administrative expenses decreased 4%. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, selling, general and administrative expenses increased 4%. The components of selling, general and administrative expenses included increases in personnel expenses and marketing costs.
Adjusted OIBDA
Adjusted OIBDA decreased 12%. Excluding the impact of foreign currency fluctuations and the disposition of the Company's radio business, Adjusted OIBDA decreased 3%. The decrease was primarily due to higher content expense partially offset by increases in distribution revenue.
Education and Other
The following table presents our Education and Other operating segments' revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2016	2015	% Change
Revenues	$174	$173	1%
Costs of revenues, excluding depreciation and amortization	(79)	(75)	5%
Selling, general and administrative	(105)	(100)	5%
Adjusted OIBDA	(10)	(2)	NM
Depreciation and amortization	(7)	(7)	—%
Restructuring and other charges	(3)	(2)	50%
Inter-segment eliminations	18	11	64%
Operating income	$(2)	$—	NM
Adjusted OIBDA decreased $8 million. The decrease was primarily due to additional operational spending to invest in Education's digital textbooks, which more than offset improvements in operating expenses at the Studios business.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including revenue, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,
	2016	2015	% Change
Revenues	$(2)	$(2)	—%
Costs of revenues, excluding depreciation and amortization	—	(1)	NM
Selling, general and administrative	(332)	(332)	—%
Adjusted OIBDA	(334)	(335)	—%
Mark-to-market equity-based compensation	(38)	—	NM
Depreciation and amortization	(66)	(59)	12%
Restructuring and other charges	(14)	(1)	NM
Operating loss	$(452)	$(395)	14%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our equity-based compensation.
Adjusted OIBDA remained consistent with the prior period.

The increase in mark-to-market equity-based compensation expense was primarily attributable to an increase in Discovery's stock price in 2016 compared to 2015. Changes in stock price are a key driver of fair value estimates used in the attribution of expense for stock appreciation rights ("SARs") and performance-based restricted stock units ("PRSUs"). By contrast, stock options and service-based restricted stock units ("RSUs") are fair valued at grant date and amortized over their vesting period without mark-to-market adjustments. The expense associated with stock options and RSU's is included in Adjusted OIBDA as a component of selling, general and administrative expense.
Items Impacting Comparability
From time to time certain items may impact the comparability of our consolidated results of operations between two periods. In comparing the financial results for the years 2016 and 2015, the Company has identified foreign currency as one such item, as noted below.
Foreign Currency
The impact of exchange rates on our business is an important factor in understanding period to period comparisons of our results. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. We believe the presentation of results on a constant currency basis ("ex-FX"), in addition to results reported in accordance with GAAP, provides useful information about our operating performance because the presentation ex-FX excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of results on a constant currency basis should be considered in addition to, but not a substitute for, measures of financial performance reported in accordance with GAAP.
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process, (the “2016 Baseline Rate”) and the prior year amounts translated at the same 2016 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities as well as realized and unrealized foreign currency transaction gains and losses. The impact of foreign currency on the comparability of our results is reflected in the tables below (in millions). Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.

Consolidated	Year Ended December 31,
	2016	2015	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$3,213	$3,068	5%	9%
Advertising	2,970	3,004	(1)%	1%
Other	314	322	(2)%	2%
Total revenues	6,497	6,394	2%	4%
Costs of revenue, excluding depreciation and amortization	2,432	2,343	4%	6%
Selling, general and administrative expense	1,690	1,669	1%	4%
Add: Amortization of deferred launch incentives	13	16	(19)%	(13)%
Add: Mark-to-market equity-based compensation	38	—	NM	NM
Adjusted OIBDA	$2,426	$2,398	1%	5%

International Networks	Year Ended December 31,
	2016	2015	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$1,681	$1,637	3%	10%
Advertising	1,279	1,353	(5)%	(2)%
Other	80	102	(22)%	(20)%
Total revenues	3,040	3,092	(2)%	4%
Costs of revenue, excluding depreciation and amortization	1,462	1,375	6%	10%
Selling, general and administrative expenses	743	772	(4)%	1%
Add: Amortization of deferred launch incentives	13	16	(19)%	(13)%
Adjusted OIBDA	$848	$961	(12)%	(4)%

RESULTS OF OPERATIONS – 2015 vs. 2014
The discussion of our results that follows reflects our management reporting structure for International Networks prior to January 1, 2015. Effective January 1, 2015, we realigned our International Networks management reporting structure into the following regions: Northern Europe, which includes primarily the Nordic countries, which we refer to as the Nordics, and U.K.; Southern Europe, which primarily includes Italy and Spain; CEEMEA, which has been expanded to include Germany; Latin America; Asia-Pacific; and Eurosport. Previously, International Networks’ regional operations reporting structure was segregated into the following regions: Western Europe, which included the U.K. and western European countries; Nordics; CEEMEA; Latin America; Asia-Pacific; and Eurosport. This realignment did not impact our consolidated financial statements other than to change the regions in which we describe our operating results for the International Networks segment from January 1, 2015.

	Year Ended December 31,
	2015	2014	% Change
Revenues:
Distribution	$3,068	$2,842	8%
Advertising	3,004	3,089	(3)%
Other	322	334	(4)%
Total revenues	6,394	6,265	2%
Costs of revenues, excluding depreciation and amortization	2,343	2,124	10%
Selling, general and administrative	1,669	1,692	(1)%
Depreciation and amortization	330	329	—%
Restructuring and other charges	50	90	(44)%
Gain (loss) on disposition	17	(31)	NM
Total costs and expenses	4,409	4,204	5%
Operating income	1,985	2,061	(4)%
Interest expense	(330)	(328)	1%
Income from equity method investees, net	1	23	NM
Other expense, net	(97)	(9)	NM
Income before income taxes	1,559	1,747	(11)%
Income taxes	(511)	(610)	(16)%
Net income	1,048	1,137	(8)%
Net income attributable to noncontrolling interests	(1)	(2)	(50)%
Net (income) loss attributable to redeemable noncontrolling interests	(13)	4	NM
Net income available to Discovery Communications, Inc.	$1,034	$1,139	(9)%

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
Costs of Revenues
Excluding the impact of foreign currency fluctuations, the acquisitions of Eurosport, the effect of the consolidation of Discovery Family, and the disposition of the Company's radio business, costs of revenues increased 11% as result of increases of 12% at our International Networks segment and 7% at our U.S. Networks segment. The increases in costs of revenues were mostly due to our commitment to increased spending for content on our networks, which increased content amortization, and, to a lesser extent, increases in content impairments that were not included in restructuring and other charges. Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport and the effect of the consolidation of Discovery Family, content amortization was $1.5 billion and $1.3 billion for the years ended December 31, 2015 and December 31, 2014, respectively. Content amortization rates on our networks have been slightly accelerating.
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
Restructuring and Other Charges
Restructuring and other charges decreased $40 million. The decrease was primarily due to a decrease in content impairment resulting from the post-acquisition rebranding of The Hub Network to Discovery Family in 2014 (See Note 6 and Note 15 to the accompanying consolidated financial statements.)

Loss (Gain) on Disposition
Loss on dispositions comprised $12 million for the sale of the SBS Radio business and $5 million for the contribution of the Russian business to the New Russian Business for the year ended December 31, 2015. Gain on disposition comprised $31 million for the sale of HowStuffWorks for the year ended December 31, 2014. (See Note 3 to the accompanying consolidated financial statements.)
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
Other Expense, Net

The table below presents the details of other income (expense), net (in millions).

	Year Ended December 31,
	2015	2014
Foreign currency losses, net	$(103)	$(22)
Gain on derivative instruments	5	1
Remeasurement gain on previously held equity interest	2	29
Other, net	(1)	(17)
Total other expense, net	$(97)	$(9)
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
Segment Results of Operations – 2015 vs. 2014
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2015	2014	% Change
Revenues:
U.S. Networks	$3,131	$2,950	6%
International Networks	3,092	3,157	(2)%
Education and Other	173	160	8%
Corporate and inter-segment eliminations	(2)	(2)	—%
Total revenues	6,394	6,265	2%
Costs of revenues, excluding depreciation and amortization	(2,343)	(2,124)	10%
Selling, general and administrative(a)	(1,669)	(1,661)	—%
Add: Amortization of deferred launch incentives(b)	16	11	45%
Adjusted OIBDA	$2,398	$2,491	(4)%

(a) Selling, general and administrative expenses exclude mark-to-market equity-based compensation, restructuring and other charges and gains (losses) on dispositions.
(b) Amortization of deferred launch incentives are included as a reduction of distribution revenue for reporting in accordance with GAAP but are excluded from Adjusted OIBDA.

The table below presents our Adjusted OIBDA, with a reconciliation of consolidated net income available to Discovery Communications, Inc. to total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2015	2014	% Change
Net income available to Discovery Communications, Inc.	$1,034	$1,139	(9)%
Net income attributable to redeemable noncontrolling interests	13	(4)	NM
Net income attributable to noncontrolling interests	1	2	(50)%
Income tax expense	511	610	(16)%
Other expense, net	97	9	NM
Income from equity investees, net	(1)	(23)	NM
Interest expense	330	328	1%
Operating income	1,985	2,061	(4)%
Gain (loss) on disposition	17	(31)	NM
Restructuring and other charges	50	90	(44)%
Depreciation and amortization	330	329	—%
Mark-to-market equity-based compensation	—	31	(100)%
Amortization of deferred launch incentives	16	11	45%
Total Adjusted OIBDA	$2,398	$2,491	(4)%

Adjusted OIBDA:
U.S. Networks	$1,774	$1,680	6%
International Networks	961	1,124	(15)%
Education and Other	(2)	6	NM
Corporate and inter-segment eliminations	(335)	(319)	5%
Total Adjusted OIBDA	$2,398	$2,491	(4)%
U.S. Networks
The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2015	2014	% Change
Revenues:
Distribution	$1,431	$1,289	11%
Advertising	1,650	1,605	3%
Other	50	56	(11)%
Total revenues	3,131	2,950	6%
Costs of revenues, excluding depreciation and amortization	(892)	(815)	9%
Selling, general and administrative	(465)	(455)	2%
Adjusted OIBDA	1,774	1,680	6%
Depreciation and amortization	(29)	(17)	71%
Restructuring and other charges	(33)	(61)	(46)%
Gain on disposition	—	31	(100)%
Inter-segment eliminations	(8)	(7)	14%
Operating income	$1,704	$1,626	5%

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

	Year Ended December 31,
	2015	2014	% Change
Revenues:
Distribution	$1,637	$1,553	5%
Advertising	1,353	1,483	(9)%
Other	102	121	(16)%
Total revenues	3,092	3,157	(2)%
Costs of revenues, excluding depreciation and amortization	(1,375)	(1,250)	10%
Selling, general and administrative	(772)	(794)	(3)%
Add: Amortization of deferred launch incentives	16	11	45%
Adjusted OIBDA	961	1,124	(15)%
Amortization of deferred launch incentives	(16)	(11)	45%
Depreciation and amortization	(235)	(247)	(5)%
Restructuring and other charges	(14)	(24)	(42)%
Loss on disposition	(17)	—	NM
Inter-segment eliminations	(3)	(2)	50%
Operating income	$676	$840	(20)%

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
Education and Other
The following table presents, for our Education and Other operating segments, revenue, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2015	2014	% Change
Revenues	$173	$160	8%
Costs of revenues, excluding depreciation and amortization	(75)	(59)	27%
Selling, general and administrative	(100)	(95)	5%
Adjusted OIBDA	(2)	6	NM
Depreciation and amortization	(7)	(7)	—%
Restructuring and other charges	(2)	(3)	(33)%
Inter-segment eliminations	11	9	22%
Operating income	$—	$5	(100)%
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
Items Impacting Comparability
From time to time, certain items may impact the comparability of our consolidated results of operations between two periods. In comparing the financial results for the years 2015 and 2014, the Company has identified foreign currency and the impact of the acquisition of Eurosport as items impacting comparability between periods, as noted below.
Foreign Currency
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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process, (the “2015 Baseline Rate”) and the prior year amounts translated at the same 2015 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities as well as realized and unrealized foreign currency transaction gains and losses. The impact of foreign currency on the comparability of our results is reflected in the tables below (in millions). Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.

Consolidated	Year Ended December 31,
	2015	2014	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$3,068	$2,842	8%	9%
Advertising	3,004	3,089	(3)%	1%
Other	322	334	(4)%	(2)%
Total revenues	6,394	6,265	2%	4%
Costs of revenue, excluding depreciation and amortization	2,343	2,124	10%	15%
Selling, general and administrative expense	1,669	1,661	—%	3%
Add: Amortization of deferred launch incentives	16	11	45%	36%
Adjusted OIBDA	$2,398	$2,491	(4)%	(4)%

International Networks	Year Ended December 31,
	2015	2014	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$1,637	$1,553	5%	7%
Advertising	1,353	1,483	(9)%	(2)%
Other	102	121	(16)%	(11)%
Total revenues	3,092	3,157	(2)%	2%
Costs of revenue, excluding depreciation and amortization	1,375	1,250	10%	19%
Selling, general and administrative expenses	772	794	(3)%	2%
Add: Amortization of deferred launch incentives	16	11	45%	36%
Adjusted OIBDA	$961	$1,124	(15)%	(16)%

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

There are no other items impacting comparability.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the year ended December 31, 2016, we funded our working capital needs primarily through cash flows from operations. As of December 31, 2016, we had $300 million of cash and cash equivalents on hand. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.

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
Revolving Credit Facility
We have access to a $2.0 billion revolving credit facility. Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of December 31, 2016, the Company had outstanding borrowings under the revolving credit facility of $550 million at a weighted average interest rate of 2.05%. The revolving credit facility agreement provides for a maturity date of February 4, 2021, and the option for two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4:50 to 1:00. As of December 31, 2016, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes will vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of December 31, 2016, we had $48 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately 1.20% and maturities of less than 90 days. Borrowings under the commercial paper program reduce the borrowing capacity under the revolving credit facility arrangement referenced above.
We repay our senior notes, revolving credit facility and commercial paper as required, and accordingly these sources of cash also require use of our cash.

•	Notes Receivable
We have an outstanding note receivable from OWN, our equity method investee, which totals $311 million including accrued interest. During the years ended December 31, 2016 and 2015, the Company received net repayments from OWN of $87 million and $82 million, respectively. Borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due.

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
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors. As of December 31, 2016, the Company had repurchased 3 million and 150 million shares of Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $6.2 billion, respectively. Over the life of the program, authorization under the stock repurchase program has totaled $7.5 billion. As of December 31, 2016, the Company had remaining authorization of approximately $1.1 billion for future repurchases under the existing stock repurchase program, which will expire on October 8, 2017. (See Note 12 to the accompanying consolidated financial statements.) We have been funding our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions.

•	Prepayments for Repurchase of Common Stock
During the year ended December 31, 2016, we entered into two prepaid common stock repurchase contracts for the Company's Series C common stock, one of which settled via the receipt of common stock during the quarter ended December 31, 2016 and one which will settle in the first quarter of 2017. We made up-front cash-payments totaling $128 million for the two common stock repurchase contracts during 2016. The common stock repurchase contract that settled during the year ended December 31, 2016 settled at a cost of $71 million. (See Note 12 to the accompanying consolidated financial statements.)

•	Preferred Stock Conversion and Repurchase
We have an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into 3/7 of the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During 2016, we converted, repurchased and retired 9 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $479 million. The Company expects to convert, repurchase and retire approximately 1 million shares of its Series C convertible preferred stock for an aggregate purchase price of approximately $60 million on or about February 16, 2017. (See Note 12 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the year ended December 31, 2016, we made cash payments of $527 million and $343 million for income taxes and interest on our outstanding debt, respectively.

•	Business Combinations and Investments
Our uses of cash have included investment in business combinations (see Note 3 to the accompanying consolidated financial statements), equity method investments, AFS securities and cost method investments (see Note 4 to the accompanying consolidated financial statements). Due to business combinations, we also have redeemable equity balances of $243 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company.
We provide funding to our equity method investees from time to time. As of December 31, 2016, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $311 million including interest. During December 2016, the Company invested $63 million in limited liability companies that sponsor renewable energy projects related to solar energy. The Company has total funding commitments of $238 million related to these projects, which is expected to be invested in 2017.

•	Equity-Based Compensation
We expect to continue to make payments for vested cash-settled equity awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price as well as changes in the number of awards outstanding. During 2016, we paid $5 million for cash-settled equity awards. As of December 31, 2016, liabilities totaled $83 million for outstanding liability-classified equity-based compensation awards, of which $31 million was classified as current. (See Note 13 to the accompanying consolidated financial statements.)

Cash Flows
Changes in cash and cash equivalents were as follows (in millions).

	Year Ended December 31,
	2016	2015	2014
Cash and cash equivalents, beginning of period	$390	$367	$408
Cash provided by operating activities	1,373	1,277	1,318
Cash used in investing activities	(256)	(301)	(568)
Cash used in financing activities	(1,177)	(902)	(734)
Effect of exchange rate changes on cash and cash equivalents	(30)	(51)	(57)
Net change in cash and cash equivalents	(90)	23	(41)
Cash and cash equivalents, end of period	$300	$390	$367
Operating Activities
Cash provided by operating activities increased $96 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Improvements in operating results were partially offset by increases in content spending, particularly for sports rights, of $131 million and the impact of foreign currency.
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
Investing Activities
Cash flows used in investing activities decreased $45 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily attributable to a decrease in cash paid for business combinations, net of cash acquired of $80 million, partially offset by a decrease in proceeds from dispositions of business of $42 million.
Cash flows used in investing activities decreased $267 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was primarily attributable to a decrease in cash paid for business combinations, net of cash acquired of $292 million and partially offset by an increase in payments for investments, net of $92 million.
Financing Activities
Cash flows used in financing activities increased $275 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was attributable to an increase in repurchases of stock of $423 million and a decrease in net borrowings of $471 million, which is comprised of increases in repayments on the revolver loans, net of repayments, of $973 million partially offset by increased borrowings of senior notes, net of repayments, of $411 million and decreases in commercial paper repayments of $91 million. These net increases were partially offset by decreases in purchases of redeemable noncontrolling interests of $548 million and payments on hedging instruments for derivatives in connection with the effective portion of interest rate contracts of $69 million.
Cash flows used in financing activities increased $168 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily due to the purchase of TF1's 49% noncontrolling interest in Eurosport for $548 million, an increase in net repayments of commercial paper of $365 million, an increase in cash distributions to redeemable noncontrolling interests of $40 million and payments on hedging instruments for derivatives in connection with the effective portion of our interest rate contracts of $29 million. These increases were partially offset by increased borrowings under the revolving credit facility of $318 million and a decrease in repurchases of stock of $471 million.

Capital Resources
As of December 31, 2016, capital resources were comprised of the following (in millions).

	December 31, 2016
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$300	$—	$—	$300
Revolving credit facility and commercial paper program(a)	2,000	1	598	1,401
Senior notes(b)	7,241	—	7,241	—
Total	$9,541	$1	$7,839	$1,701

(a) Outstanding commercial paper borrowings of $48 million as of December 31, 2016 are supported by unused committed capacity under the revolving credit facility and reduce unused capacity. There were $550 million in borrowings under the revolving credit facility outstanding as of December 31, 2016.
(b) Interest on senior notes is paid annually or semi-annually. Our senior notes outstanding as of December 31, 2016 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2043.
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
As of December 31, 2016, we held $86 million of our $300 million of cash and cash equivalents in our foreign subsidiaries. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Obligations
As of December 31, 2016, our significant contractual obligations, including related payments due by period, were as follows (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$7,241	$—	$500	$1,950	$4,791
Interest payments	4,037	310	544	449	2,734
Capital lease obligations:
Principal payments	151	34	35	29	53
Interest payments	33	7	11	7	8
Operating lease obligations	198	56	87	34	21
Content	3,598	939	962	872	825
Other	1,314	546	456	191	121
Total	$16,572	$1,892	$2,595	$3,532	$8,553
The above table does not include certain long-term obligations as the timing or the amount of the payments cannot be predicted. For example, as of December 31, 2016, we have recorded $243 million for redeemable equity (see Note 11 to the accompanying consolidated financial statements), although we are unable to predict reasonably the ultimate amount or timing of any payment. The current portion of the liability for cash-settled equity-based compensation awards was $31 million as of December 31, 2016. Additionally, reserves for unrecognized tax benefits have been excluded from the above table because we are unable to predict reasonably the ultimate amount or timing of settlement. Our unrecognized tax benefits totaled $117 million as of December 31, 2016.
The above table also does not include DCL's revolving credit facility that, during the year ended December 31, 2016, allowed DCL and certain designated foreign subsidiaries of DCL to borrow up to $2.0 billion, including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program discussed below. As of December 31, 2016, the revolving credit facility agreement provided for a maturity date of February 4, 2021 and the option for up to two additional 364-day renewal periods.
From time to time we may provide our equity method investees additional funding that has not been committed to as of December 31, 2016 based on unforeseen investee opportunities or cash flow needs. (see Note 4.)
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
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value during a 90-day window every two and a half years commencing April 1, 2017. No amounts have been recorded by the Company for the Harpo put right. (See Note 4 to the accompanying consolidated financial statements.) Hasbro, Inc. ("Hasbro") and Jupiter Telecommunications Co., Ltd. ("J:COM") have the right to require the Company to purchase their remaining noncontrolling interests in Discovery Family and Discovery Japan, respectively. The Company recorded the value of the put rights for Discovery Family and Discovery Japan as a component of redeemable equity in the amounts of $216 million and $27 million, respectively. On July 22, 2015, TF1 exercised its right to put the entirety of its remaining 49% noncontrolling interest in Eurosport to the Company for €491 million ($551 million as of the date redemption became mandatory). The transaction closed on October 1, 2015 for $548 million. (See Note 11 to the accompanying consolidated financial statements.)
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
RELATED PARTY TRANSACTIONS
In the ordinary course of business we enter into transactions with related parties, primarily our equity method investees and Liberty Entities. Information regarding transactions and amounts with related parties is discussed in Note 19 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during 2016. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
With respect to our accounting policy for goodwill, we further supplement disclosures in Note 2 with the following:
Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units are as follows: U.S. Networks, Europe, Latin America, Asia-Pacific, Education, and Studios.
We evaluate our goodwill for impairment annually as of November 30 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. If we believe that as a result of our qualitative assessment it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is not required.
For 2016, we performed a quantitative goodwill impairment test for our reporting units based on our policy of performing a quantitative impairment test every three years, irrespective of the outcome of the qualitative assessment. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The first step of the test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the first step, we determined the fair value of our reporting units by using a combination of discounted cash flow (“DCF”) analyses and market-based valuation methodologies. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which included a 14% control premium.
The net assets assigned to each of our reporting units included corporate allocations. These assets and liabilities include corporate enterprise goodwill and intangible assets, allocated to each reporting unit based on the relative fair value of each reporting unit at inception, and deferred taxes and content, allocated to each reporting unit based on the jurisdiction that gave rise to the deferred tax balance or is using the content asset.
For the current year test, the fair value of the reporting units exceeded the respective carrying values by 12% to 83% ("headroom"). Significant assumptions used in the DCF and market-based models included exchange rates used in the Long Range Plan ("LRP"), discount rates that ranged from 9% to 12.5%, and guideline company earnings multiples and control premiums. An increase in the discount and decrease in the long-term growth rates of 0.5% would result in the fair value of the reporting units exceeding their respective carrying values by 5% to 82%.
The Europe reporting unit, which had headroom of 12%, was the only reporting unit with fair value in excess of carrying value of less than 20%. As of December 31, 2016, the carrying value of goodwill assigned to the Europe reporting unit was $2.2 billion. Management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. See Item 1A, "Risk Factors" for details on all significant risks that could impact the Company's ability to successfully grow its cash flows. Most significantly, changes in foreign exchange rates impact on the calculation of fair value in excess of carrying value for Step 1 of the goodwill impairment test. As the Europe reporting unit operates in foreign markets with various functional currencies and has significant U.S. dollar denominated assets, a strengthening of the U.S. dollar negatively impacts the fair value of the reporting unit and the calculation of excess carrying value.
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
Interest Rates
We are exposed to the impact of interest rate changes primarily through our potential borrowing activities. During the year ended December 31, 2016, we had access to a $2.0 billion revolving credit facility and a commercial paper program with outstanding borrowings of $550 million and $48 million, respectively, as of December 31, 2016. The interest rate on borrowings under the revolving credit facility is variable based on an underlying index and DCL's then-current credit rating for its publicly traded debt. The revolving credit facility provides for a maturity date of February 4, 2021 and the option for up to two additional 364-day renewal periods. As of December 31, 2016, we had outstanding debt with a book value of $7.2 billion under various public senior notes with fixed interest rates.
Our current objectives in managing exposure to interest rate changes are to limit the impact of interest rates on earnings and cash flows. To achieve these objectives, we may enter into variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR, in order to reduce the amount of interest paid. As of December 31, 2016 we have no outstanding interest rate swaps.
As of December 31, 2016, the fair value of our outstanding public senior notes was $7.4 billion. The fair value of our long-term debt may vary as a result of market conditions and other factors. A change in market interest rates will impact the fair market value of our fixed rate debt. The potential change in fair value of these senior notes from an adverse 100 basis-point change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $557 million as of December 31, 2016.

Foreign Currency Exchange Rates
We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Through December 31, 2016, our International Networks segment is divided into the following five regions: Northern Europe, CEEMEA, Southern Europe, Latin America and Asia-Pacific. Cash is primarily managed from five global locations with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings or drawdowns from our revolving credit facility. The earnings of certain international operations are expected to be reinvested in those businesses indefinitely.
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
The majority of our foreign currency exposure is to the euro, the British pound, currencies in the Nordics, the Japanese yen and the Russian ruble. We may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge certain exposures associated with affiliate revenue, the cost for producing or acquiring content, certain intercompany transactions or in connection with forecasted business combinations. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. The net market value of our foreign currency derivative instruments held at December 31, 2016 was an asset value of $13 million. Most of our non-functional currency risks related to our revenue, operating expenses and capital expenditures that were not hedged as of December 31, 2016. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.
Derivatives
We may use derivative financial instruments to modify our exposure to market risks from changes in foreign currency exchange rates, interest rates, and the fair value of investments classified as AFS securities. We do not use derivative financial instruments unless there is an underlying exposure. While derivatives are used to mitigate cash flow risk and the risk of declines in fair value, they also limit potential economic benefits to our business in the event of positive shifts in foreign currency exchange rates, interest rates and market values. We do not hold or enter into financial instruments for speculative trading purposes.
Market Values of Investments
In addition to derivatives, we had investments in entities accounted for using the equity method, cost method, AFS securities, and other highly liquid instruments, such as mutual funds, that are accounted for at fair value. The carrying values of investments in equity method investees, cost method investees, AFS securities and mutual funds were $557 million, $245 million, $128 million and $160 million, respectively, at December 31, 2016. Investments in mutual funds include both fixed rate and floating rate interest earning securities that carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
the Stockholders of Discovery Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Discovery Communications, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 14, 2017

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$300	$390
Receivables, net	1,495	1,479
Content rights, net	310	313
Deferred income taxes	97	68
Prepaid expenses and other current assets	397	346
Total current assets	2,599	2,596
Noncurrent content rights, net	2,089	2,030
Property and equipment, net	482	488
Goodwill, net	8,040	8,164
Intangible assets, net	1,512	1,730
Equity method investments, including note receivable	557	567
Other noncurrent assets	479	289
Total assets	$15,758	$15,864
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$241	$282
Accrued liabilities	1,075	988
Deferred revenues	163	190
Current portion of debt	82	119
Total current liabilities	1,561	1,579
Noncurrent portion of debt	7,841	7,616
Deferred income taxes	553	556
Other noncurrent liabilities	393	421
Total liabilities	10,348	10,172
Commitments and contingencies (See Note 20)
Redeemable noncontrolling interests	243	241
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 28 and 38 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 155 and 153 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 381 and 376 shares issued	4	4
Additional paid-in capital	7,046	7,021
Treasury stock, at cost	(6,356)	(5,461)
Retained earnings	5,232	4,517
Accumulated other comprehensive loss	(762)	(633)
Total equity	5,167	5,451
Total liabilities and equity	$15,758	$15,864
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Distribution	$3,213	$3,068	$2,842
Advertising	2,970	3,004	3,089
Other	314	322	334
Total revenues	6,497	6,394	6,265
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	2,432	2,343	2,124
Selling, general and administrative	1,690	1,669	1,692
Depreciation and amortization	322	330	329
Restructuring and other charges	58	50	90
(Gain) loss on disposition	(63)	17	(31)
Total costs and expenses	4,439	4,409	4,204
Operating income	2,058	1,985	2,061
Interest expense	(353)	(330)	(328)
(Loss) income from equity investees, net	(38)	1	23
Other income (expense), net	4	(97)	(9)
Income before income taxes	1,671	1,559	1,747
Income tax expense	(453)	(511)	(610)
Net income	1,218	1,048	1,137
Net income attributable to noncontrolling interests	(1)	(1)	(2)
Net (income) loss attributable to redeemable noncontrolling interests	(23)	(13)	4
Net income available to Discovery Communications, Inc.	$1,194	$1,034	$1,139
Net income per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Basic	$1.97	$1.59	$1.67
Diluted	$1.96	$1.58	$1.66
Weighted average shares outstanding:
Basic	401	432	454
Diluted	610	656	687
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$1,218	$1,048	$1,137
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(191)	(201)	(399)
Market value adjustments	38	(25)	(2)
Derivative adjustments	24	(1)	(11)
Comprehensive income	1,089	821	725
Comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(23)	10	44
Comprehensive income attributable to Discovery Communications, Inc.	$1,065	$830	$767
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$1,218	$1,048	$1,137
Adjustments to reconcile net income to cash provided by operating activities:
Equity-based compensation expense	69	35	78
Depreciation and amortization	322	330	329
Content amortization and impairment expense	1,773	1,709	1,557
(Gain) loss on disposition	(63)	17	(31)
Remeasurement gain on previously held equity interests	—	(2)	(29)
Equity in losses (earnings) of investee companies, net of cash distributions	44	8	(1)
Deferred income taxes	(27)	2	(181)
Realized loss from derivative instruments	3	5	—
Other-than-temporary impairment of AFS investments	62	—	—
Other, net	50	30	44
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(25)	(44)	6
Content rights, net	(1,904)	(1,773)	(1,683)
Accounts payable and accrued liabilities	(12)	11	138
Equity-based compensation liabilities	(5)	(25)	(81)
Income taxes receivable and prepaid income taxes	(31)	(64)	40
Foreign currency and other, net	(101)	(10)	(5)
Cash provided by operating activities	1,373	1,277	1,318
Investing Activities
Payments for investments, net	(272)	(272)	(180)
Purchases of property and equipment	(88)	(103)	(120)
Distributions from equity method investees	87	87	61
Proceeds from dispositions, net of cash disposed	19	61	45
Payments for derivative instruments, net	—	(9)	—
Business acquisitions, net of cash acquired	—	(80)	(372)
Other investing activities, net	(2)	15	(2)
Cash used in investing activities	(256)	(301)	(568)
Financing Activities
Commercial paper (repayments) borrowings, net	(45)	(136)	229
Borrowings under revolving credit facility	613	1,016	698
Principal repayments of revolving credit facility	(835)	(265)	(660)
Borrowings from debt, net of discount	498	936	415
Principal repayments of debt	—	(849)	—
Principal repayments of capital lease obligations	(28)	(27)	(19)
Repurchases of stock and stock settlements of common stock repurchase contracts	(1,374)	(951)	(1,422)
Prepayments for outstanding common stock repurchase contracts	(57)	—	—
Purchase of redeemable noncontrolling interests	—	(548)	(1)
Distributions to redeemable noncontrolling interests	(22)	(42)	(2)
Equity-based plan proceeds, net	46	6	44
Hedge of borrowings from debt instruments	40	(29)	—
Other financing activities, net	(13)	(13)	(16)
Cash used in financing activities	(1,177)	(902)	(734)
Effect of exchange rate changes on cash and cash equivalents	(30)	(51)	(57)
Net change in cash and cash equivalents	(90)	23	(41)
Cash and cash equivalents, beginning of period	390	367	408
Cash and cash equivalents, end of period	$300	$390	$367

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery Communications, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2013	115	$2	308	$3	$6,826	$(3,531)	$2,892	$4	$6,196	$1	$6,197
Net income available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,139	—	1,139	2	1,141
Other comprehensive loss	—	—	—	—	—	—	—	(372)	(372)	—	(372)
Repurchases of stock	(2)	—	—	—	—	(1,232)	(190)	—	(1,422)	—	(1,422)
Stock split effected in the form of a share dividend	—	—	224	2	(2)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	50	—	—	—	50	—	50
Excess tax benefits from equity-based compensation	—	—	—	—	30	—	—	—	30	—	30
Tax settlements associated with equity-based compensation	—	—	—	—	(27)	—	—	—	(27)	—	(27)
Issuance of stock in connection with equity-based plans	—	—	1	—	41	—	—	—	41	—	41
Other adjustments for equity-based plans	—	—	—	—	(6)	—	—	—	(6)	—	(6)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(31)	—	(31)	—	(31)
Purchase of redeemable noncontrolling interest	—	—	—	—	5	—	—	—	5	—	5
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1)	(1)
Other adjustments to stockholders' equity	—	—	—	—	—	—	(1)	—	(1)	—	(1)
December 31, 2014	113	2	533	5	6,917	(4,763)	3,809	(368)	5,602	2	5,604
Net income available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,034	—	1,034	1	1,035
Other comprehensive loss	—	—	—	—	—	—	—	(204)	(204)	—	(204)
Repurchases of stock	(4)	—	—	—	—	(698)	(253)	—	(951)	—	(951)
Equity-based compensation	—	—	—	—	39	—	—	—	39	—	39
Excess tax benefits from equity-based compensation	—	—	—	—	12	—	—	—	12	—	12
Tax settlements associated with equity-based compensation	—	—	—	—	(27)	—	—	—	(27)	—	(27)
Issuance of stock in connection with equity-based plans	—	—	3	—	21	—	—	—	21	—	21
Other adjustments for equity-based plans	—	—	—	—	(2)	—	—	—	(2)	—	(2)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(73)	—	(73)	—	(73)
Purchase of redeemable noncontrolling interest	—	—	—	—	61	—	—	(61)	—	—	—
Other adjustments to stockholders' equity	—	—	—	—	—	—	—	—	—	(3)	(3)
December 31, 2015	109	2	536	5	7,021	(5,461)	4,517	(633)	5,451	—	5,451
Net income available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,194	—	1,194	1	1,195
Other comprehensive loss	—	—	—	—	—	—	—	(129)	(129)	—	(129)
Repurchases of stock and stock settlements of common stock repurchase contracts	(9)	—	—	—	—	(895)	(479)	—	(1,374)	—	(1,374)
Prepayments for outstanding common stock repurchase contracts	—	—	—	—	(57)	—	—	—	(57)	—	(57)
Equity-based compensation	—	—	—	—	35	—	—	—	35	—	35
Excess tax benefits from equity-based compensation	—	—	—	—	7	—	—	—	7	—	7
Tax settlements associated with equity-based compensation	—	—	—	—	(11)	—	—	—	(11)	—	(11)
Issuance of stock in connection with equity-based plans	—	—	5	—	51	—	—	—	51	—	51
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	(1)	—	2	—	—	—	—	—	—	—	—
December 31, 2016	99	$2	543	$5	$7,046	$(6,356)	$5,232	$(762)	$5,167	$—	$5,167
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, various digital distribution platforms and content licensing agreements. We also operate a portfolio of websites, digital direct-to-consumer products, production studios and curriculum-based education products and services. The Company presents the following segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting principally of international television networks and digital content services; and Education and Other, consisting principally of curriculum-based product and service offerings and production studios. Financial information for Discovery’s reportable segments is discussed in Note 21.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting and Reporting Pronouncements Adopted
Presentation of Financial Statements - Going Concern
In August 2014, the Financial Accounting Standards Board ("FASB") issued guidance requiring the Company to perform interim and annual assessments regarding conditions or events that raise substantial doubt about the Company's ability to continue as a going concern for a period of one year after the financial statements are issued, and to provide related disclosures, if applicable. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the financial statements are issued, along with the principal conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations, and management's plans that are intended to mitigate those conditions or events. The Company adopted this guidance for the year ended December 31, 2016, and concluded that there were no conditions or events that raise substantial doubt about the Company's ability to continue as a going concern for one year after the financial statements are issued.
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
Business Combinations
In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which were recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this guidance effective January 1, 2016, and there was no effect on the consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued explicit guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. The Company adopted this guidance effective October 1, 2015, and there was no effect on the consolidated financial statements.
Reporting Discontinued Operations
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. Under the new pronouncement, disposal of a component of an entity must represent a strategic shift with a major effect on its operations and financial results in order to be classified as a discontinued operation. The Company's policy is to present the results of operations of a component classified as discontinued operations, as well as any gain or loss on the disposal transaction, apart from continuing operating results of the Company in the consolidated statements of operations for all periods presented. If a discontinued operation is classified as held for sale, the assets and liabilities of the discontinued operation will be presented separately in the statement of financial position for all periods presented. Cash flows from discontinued operations are combined with continuing operations on the consolidated statements of cash flow. The Company adopted the new guidance on July 1, 2014.
Accounting and Reporting Pronouncements Not Yet Adopted
Goodwill
In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. The new guidance eliminates Step 2 from the goodwill impairment test, and eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Therefore, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, and the same impairment assessment applies to all reporting units. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this update should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019.
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
Statement of Cash Flows
In August 2016, the FASB issued guidance to reduce diversity in practice in how specific transactions are classified in the statement of cash flows. The update provides guidance on the following eight types of transactions: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions, separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Share-Based Payments
In March 2016, the FASB issued guidance that simplifies how share-based payments are accounted for and presented in the financial statements. The Company is assessing the complete impact to the financial statements. Currently, the implementation of the new the accounting guidance effective January 1, 2017, is expected to impact the financial statements as follows:

•
Actual forfeitures will be used in the calculations of stock-based compensation expense instead of estimated forfeitures. The prior period impact is not expected to be material and will be recorded in retained earnings using the modified retrospective method as of January 1, 2017.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Windfall tax benefits or deficiencies will be recorded in income tax expense in the period in which they occur, whereas current guidance requires windfall benefits to be recorded in accumulated paid-in capital (“APIC”) with shortfalls offset against available windfall benefits. This change will be applied prospectively. The amounts recorded to APIC for net windfalls for the years ended December 31, 2016 , 2015 and 2014 are $7 million, $12 million and $30 million, respectively.

•
Cash flows from windfall tax benefits will no longer factor into the calculation of the number of shares for diluted earnings per share. This change will be applied prospectively and is not expected to have a material impact on diluted earnings per share. Cash flows from windfall tax benefits reduced diluted earnings per share by zero, zero and $0.01 per share for the years ended December 31, 2016 , 2015 and 2014, respectively.

•
Windfall tax benefits will be reclassified from financing activities to operating activities in the statement of cash flows presentation. This change will be applied retrospectively, resulting in the adjustment of prior period amounts. Cash flows from operating activities and cash used in financing activities will increase by $7 million, $12 million and $30 million for the years ended December 31, 2016 , 2015 and 2014, respectively. The table below summarizes the expected effects of this new guidance on the Company's consolidated financial statements (in millions).

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	As reported	As adjusted	As reported	As adjusted	As reported	As reported
Consolidated Statement of Cash Flows
Cash flows from operating activities	$1,373	$1,380	$1,277	$1,289	$1,318	$1,348
Cash used in financing activities	$(1,177)	$(1,184)	$(902)	$(914)	$(734)	$(764)
Leases
In February 2016, the FASB issued guidance on leases that will require lessees to recognize almost all of their leases on the balance sheet by recording a right-of-use asset and liability. The new standard will be effective for reporting periods beginning after December 15, 2018, and requires application of the new accounting guidance at the beginning of the earliest comparative period presented in the year of adoption. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements, however it is expected that assets and liabilities will increase materially when operating leases are recorded under the new standard.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes, which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Company's consolidated balance sheets. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company will retrospectively adopt the new guidance effective January 1, 2017. The following table summarizes the adjustments the Company expects to make to conform prior period classifications to the new guidance:

	December 31, 2016		December 31, 2015
	As reported	As adjusted	As reported	As adjusted
Current deferred income tax assets	$97	$—	$68	$—
Noncurrent deferred income tax assets (included within other noncurrent assets)	9	20	18	25
Noncurrent deferred income tax liabilities	(553)	(467)	(556)	(495)
Total	$(447)	$(447)	$(470)	$(470)
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which applies a single, comprehensive revenue recognition model for all contracts with customers. This standard, as amended, contains principles with respect to the measurement and timing of recognition of revenue. The Company will recognize revenue to reflect the transfer of goods or services to customers at an amount that it expects to be entitled to receive in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017. The Company will apply the new revenue standard beginning January 1, 2018, and will not early adopt. The Company has identified the advertising sales and distribution revenue streams as significant and is currently in the process of analyzing each of these in accordance with the new guidance to determine the impact on the consolidated financial statements. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). When the Company has completed its evaluation, it will determine the method of transition that will be used in adopting the new standard.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually re-evaluates its estimates, judgments and assumptions, and management’s evaluations could change. These estimates are sometimes complex, sensitive to changes in assumptions and require fair value determinations using Level 3 fair value measurements. Actual results may differ materially from those estimates.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Investments
The Company holds investments in equity method investees, cost method investees and available-for-sale securities.
Investments in equity method investees are those for which the Company has the ability to exercise significant influence, but does not control and is not the primary beneficiary. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company typically records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. For the Company's equity method investments in renewable energy limited liability companies where the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests, the Company's proportionate share of net earnings is accounted for using the Hypothetical Liquidation at Book Value ("HLBV") methodology available under the equity method of accounting. When applying HLBV, the Company determines the amount that would be received if the investment were to liquidate all of its assets and distribute the resulting cash to the investors based on contractually defined liquidation priorities. The change in the Company's claim on the investee's book value in accordance with GAAP at the beginning and the end of the reporting period, after adjusting for any contributions or distributions, is the Company's share of the earnings or losses for the period.The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. (See "Asset Impairment Analysis" below.)
Cost method investments include ownership rights that either (i) do not meet the definition of in-substance common stock or (ii) do not provide the Company with control or significant influence and these investments do not have readily determinable fair values. Cost method investments are recorded at the lower of cost or fair value.
Investments in entities or other securities in which the Company has no control or significant influence and is not the primary beneficiary and have a readily determinable fair value are accounted for at fair value based on quoted market prices are classified as either trading securities or available-for-sale securities. For investments classified as trading securities, which include securities held in a separate trust in connection with the Company’s deferred compensation plan, unrealized and realized gains and losses related to the investment and corresponding liability are recorded in earnings as a component of other income (expense), net, on the consolidated statements of operations. For investments classified as AFS, which include investments in common stock, unrealized gains and losses are recorded, net of income taxes, in other comprehensive (loss) income until the security is sold or considered impaired. If declines in the value of AFS securities are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of other income (expense), net on the consolidated statements of operations. (See "Asset Impairment Analysis" below.) For purposes of computing realized gains and losses, the Company determines cost on a specific identification basis.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other income (expense), net, and totaled a gain of $75 million, a loss of $103 million, and a loss of $22 million for 2016, 2015 and 2014, respectively.
Cash flows from the Company's operations in foreign countries are generally translated at the weighted average rate for the applicable period in the consolidated statements of cash flows. The impacts of material transactions are recorded at the applicable spot rates as of the transaction date in the consolidated statements of operations and cash flows. The effects of exchange rates on cash balances held in foreign currencies are separately reported in the Company's consolidated statements of cash flows.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of 90 days or less.
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
Content Rights
Content rights principally consist of television series, specials, films and sporting events. Content aired on the Company’s television networks is sourced from a wide range of third-party producers, wholly-owned and equity method investee production studios and sports associations. Content is classified either as produced, coproduced or licensed. The Company owns most or all of the rights to produced content. The Company collaborates with third parties to finance and develop coproduced content, and it retains significant rights to exploit the programs. Licensed content is comprised of films or series that have been previously produced by third parties and the Company retains limited airing rights over a contractual term. Prepaid licensed content includes advance payments for rights to air sporting events that will take place in the future and advance payments for acquired films and television series.
Costs of produced and coproduced content consist of development costs, acquired production costs, direct production costs, certain production overhead costs and participation costs. Costs incurred for produced and coproduced content are capitalized if the Company has previously generated revenues from similar content in established markets and the content will be used and revenues will be generated for a period of at least one year. The Company’s coproduction arrangements generally provide for the sharing of production costs. The Company records its costs, but does not record the costs borne by the other party as the Company does not share any associated economics of exploitation. Program licenses typically have fixed terms and require payments during the term of the license. The cost of licensed content is capitalized when the license period for the programs has commenced and the programs are available for air or the Company has paid for the programs. The Company pays in advance of delivery for television series, specials, films and sports rights. Payments made in advance of when the right to air the content is received are recognized as in-production produced, coproduced content or prepaid licensed content. Content distribution, advertising, marketing, general and administrative costs are expensed as incurred.
Content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated distribution and advertising revenues for the current period represent in relation to the estimated remaining total lifetime revenues. The Company annually, or on an as needed basis, prepares analyses to support its content amortization expense by network and by region. Critical assumptions used in determining content amortization include: (i) the grouping of content by network, (ii) the application of a quantitative revenue forecast model based on the adequacy of a network's historical data, (iii) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the revenue forecast model, and (iv) assessing the accuracy of the Company's revenue forecasts. The Company then considers the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving the Company’s networks, and program usage. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary. As part of the Company's annual assessment in determining the film forecast model, the Company compares the calculated amortization rates to those that have been utilized during the year. If the calculated rates do not deviate

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

materially from the applied amortization rates, no adjustment is recorded for the current year amortization expense. The Company allocates the cost of multi-year sports programming arrangements over the contract period to each event or season based on the estimated relative value of each event or season.
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
Asset Impairment Analysis
Goodwill and Indefinite-lived Intangible Assets
Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of November 30 and earlier if an event or other circumstance indicates that we may not recover the carrying value of the asset. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required. The Company performs a quantitative impairment test every three years, irrespective of the outcome of the Company's qualitative assessment.
The quantitative goodwill impairment test is performed using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the quantitative impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit’s identifiable net assets excluding goodwill is compared to the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Following a qualitative assessment indicating that it is not more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying amount, impairment of other intangible assets not subject to amortization involves a

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Equity Method Investments, AFS Securities and Cost Method Investments
Equity method investments, AFS securities and cost method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. Equity method investments, AFS securities and cost method investments are written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. The Company may estimate the fair value of its AFS securities by considering the share price and other publicly available information about the the investment. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as: the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. (See Note 4.)
If declines in the value of these investments are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of other income (expense), net on the consolidated statements of operations.
Derivative Instruments
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates, interest rates, and the fair value of investments classified as available-for-sale securities. At the inception of a derivative contract, the Company designates the derivative as one of four types based on the Company's intentions and expectations as to the likely effectiveness as a hedge. These four types are: (i) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), (ii) a hedge of net investments in foreign operations ("net investment hedge"), (iii) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), or (iv) an instrument with no hedging designation. (See Note 10.)
Cash Flow Hedges
For those derivative instruments designated as cash flow hedges, gains or losses on the effective portion of derivative instruments are initially recorded in accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the consolidated statements of operations in the same line item in which the hedged item is recognized and in the same period as the hedged item affects earnings. If it becomes probable that a forecasted transaction will not occur, any related gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets are reclassified to other income (expense), net on the consolidated statements of operations in that period.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Hedges
For those derivative instruments designated as net investment hedges, the changes in the fair value of the derivatives instruments are recorded as cumulative translation adjustments, a component of accumulated other comprehensive loss on the consolidated balance sheets, and are only recognized in earnings upon the liquidation or sale of the hedged investment. If the notional amount of the instrument designated as the hedge of a net investment is greater than the portion of the net investment being hedged, hedge ineffectiveness, which is the gain or loss of the portion over hedged, is reclassified to other income (expense), net on the consolidated statements of operations in that period.
Fair Value Hedges
For those derivative instruments designated as fair value hedges, the changes in the fair value of the derivative instruments, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness are recorded in other income (expense), net.
No Hedging Designation
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
Financial Statement Presentation
The Company records all unsettled derivative contracts at their gross fair values on the consolidated balance sheets. (See Note 5.) The portion of the fair value that represents cash flows occurring within one year are classified as current, and the portion related to cash flows occurring beyond one year are classified as noncurrent.
The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows from the hedged item. For example, the cash paid or received to settle the effective portion of foreign exchange derivatives intended to hedge distribution revenue earned during the year ended December 31, 2016 is reported as an operating activity in the consolidated statements of cash flows consistent with the classification of cash received from customers. Also, the cash flows related to our interest rate contracts used to hedge the pricing for certain senior notes are reported as a financing activity in the consolidated statements of cash flows consistent with the cash proceeds from our debt offerings. The cash flows from the ineffective portion of derivative instruments used as hedges, periodic settlement of interest on cross-currency swaps, and derivative contracts not designated as hedges are reported as investing activities in the consolidated statements of cash flows.
Treasury Stock
When stock is acquired for purposes other than formal or constructive retirement, the purchase price of the acquired stock is recorded in a separate treasury stock account, which is separately reported as a reduction of equity.
When stock is retired or purchased for formal or constructive retirement, the purchase price is initially recorded as a reduction to the par value of the shares repurchased, with any excess purchase price over par value recorded as a reduction to additional paid-in capital related to the series of shares repurchased and any remainder excess purchase price recorded as a reduction to retained earnings. If the purchase price exceeds the amounts allocated to par value and additional paid-in capital related to the series of shares repurchased and retained earnings, the remainder is allocated to additional paid-in capital related to other series of shares.
Common Stock Repurchase Contracts
Under common stock repurchase contracts, the Company makes up front cash payments for the future settlement of the contract in either shares or in cash based on the Company's Series C common stock price at settlement in relation to the strike price of the contract. If the Company's Series C common stock price is below the strike price at expiry, the Company receives a predetermined number of its Series C common stock. If the Company's Series C common stock price is above the strike price at expiry, the Company can elect to settle the transaction in either cash or the equivalent value in shares of Series C common stock at the then current market price upon settlement, based on the notional value of the repurchase contract. The contracts represent a hybrid instrument consisting of a debt instrument and an embedded equity-linked derivative that does not require bifurcation because it is linked to the Company’s own stock. The Company accounts for these contracts as equity transactions. Prepayments are recorded as a reduction in additional paid-in capital. If the contract settles in shares of Series C common stock, that amount will be reclassified to treasury stock. If the contract settles in cash, the cash receipt will be recorded as an increase to additional paid-in capital.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Distribution revenues are recognized net of incentives the Company provides to operators in exchange for carrying its networks. Incentives include cash payments to operators (“launch incentives”). Launch incentives are capitalized as assets upon launch of the Company’s network by the operator and are amortized on a straight-line basis as a reduction of revenue over the term of the contract, including free periods. In instances where the distribution agreement is extended prior to the expiration of the original term, the Company evaluates the economics of the extended term and, if it is determined that the launch asset continues to benefit the Company over the extended term, then the Company will adjust the amortization period of the remaining launch incentives accordingly. Other incentives are recognized as a reduction of revenue as incurred. Amortization of launch incentives was $13 million, $16 million and $11 million for 2016, 2015 and 2014, respectively.
Revenues associated with digital distribution arrangements are recognized when the Company transfers control of the content and the rights to distribute the content to the customer. If multiple programs are included in the arrangement, the Company allocates the fee to each program based on its relative fair value.
Advertising
Advertising revenues are principally generated from the sale of bundled commercial time on television networks and websites. The Company allocates the ad sales arrangement consideration to each item based on its relative fair value. Advertising revenues are recognized net of agency commissions in the period advertising spots are aired. A substantial portion of the advertising contracts in the U.S. guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. Revenues are recognized for the actual audience level delivered. The Company provides the advertiser with additional advertising spots in future periods if the guaranteed audience level is not delivered. Revenues are deferred for any shortfall in the guaranteed audience level until the guaranteed audience level is delivered or the rights associated with the guarantee lapse. Audience guarantees are initially developed internally based on planned programming, historical audience levels, the success of pilot programs, and market trends. In the U.S., actual audience and delivery information is published by independent ratings services. In certain instances, the independent ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue are based upon the Company’s estimates of the audience level delivered. Historical adjustments to recorded estimates have not been material.
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
Deferred Revenue
Deferred revenue primarily consists of cash received for television advertising for which the advertising spots have not yet fully delivered the ratings guaranteed, product licensing arrangements, advanced billings to subscribers for access to the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s curriculum-based streaming services and advanced fees received related to the sublicensing of Olympic rights. The amounts classified as current are expected to be earned within the next year.
Equity-Based Compensation Expense
The Company has incentive plans under which performance-based restricted stock units (“PRSUs”), service-based restricted stock units (“RSUs”) stock options, stock appreciation rights (“SARs”) and unit awards are issued.
Vesting for certain PRSUs is subject to satisfying objective operating performance conditions, while vesting for other PRSUs is based on the achievement of a combination of objective and subjective operating performance conditions. Compensation expense for PRSUs that vest based on achieving objective operating performance conditions is measured based on the fair value of the Company’s Series A and C common stock on the date of grant less estimated forfeitures. Compensation expense for PRSUs that vest based on achieving subjective operating performance conditions or in situations where the executive is able to withhold taxes in excess of the minimum statutory requirement, is remeasured at the fair value of the Company’s Series A and Series C common stock, as applicable, less estimated forfeitures each reporting period until the date of conversion. Compensation expense for all PRSUs is recognized ratably, following a graded vesting pattern during the vesting period only when it is probable that the operating performance conditions will be achieved. The Company records a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of whether or not it is probable the operating performance conditions will be achieved.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs
Advertising costs are expensed as promotional services are delivered in selling, general and administrative expenses. Advertising costs paid to third parties totaled $166 million, $148 million and $145 million for 2016, 2015 and 2014, respectively.
Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates the Company expects to apply to taxable income in years in which those temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized. The Company also engages in transactions that make the Company eligible for federal investment tax credits. The Company accounts for federal investment tax credits under the flow-through method, under which the tax benefit generated from an investment tax credit is recorded in the period the credit is generated.
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
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, more than 90% of distribution revenue comes from the 10 largest distributors. For the International Networks segment, approximately 46% of distribution revenue comes from the 10 largest distributors. Agreements in place with the 10 largest cable and satellite operators with the U.S. Networks and International Networks expire at various times from 2017 through 2021. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for 2016, 2015 and 2014. As of December 31, 2016 and 2015, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
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
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of December 31, 2016, the Company did not anticipate nonperformance by any of its counterparties.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. In connection with the Company's hedge of certain investments classified as available-for-sale securities, the Company has pledged shares as collateral to the derivative counterparty. (See Note 5.) The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. As of December 31, 2016, no collateral has been posted by either party under these arrangements. As of December 31, 2016, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $92 million. (See Note 10.)
NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Eurosport International and France
On December 21, 2012, the Company acquired a 20% equity method investment in Eurosport, which includes both Eurosport International and Eurosport France. On May 30, 2014, the Company acquired an additional 31% equity in Eurosport International to obtain a controlling interest in Eurosport International for €259 million ($351 million). On March 31, 2015 the Company acquired an additional 31% interest in Eurosport France for €36 million ($38 million). These transactions gave the Company a 51% controlling stake in Eurosport. The Company recognized gains of $2 million and $29 million for the years ended December 31, 2015 and 2014, respectively, to account for the difference between the carrying value and the fair value of the previously held 20% equity method investments in Eurosport France and Eurosport International. The gains were included in other income (expense), net in the Company's consolidated statements of operations. (See Note 18.) On October 1, 2015, TF1 put its remaining 49% interest in Eurosport to the Company for €491 million ($548 million). (See Note 11.)
Eurosport is a leading pan-European sports media platform. The flagship Eurosport network focuses on regionally popular sports, such as tennis, skiing, cycling and motor sports. Eurosport’s brands and platforms also include Eurosport HD (high definition simulcast), Eurosport 2, Eurosport 2 HD and Eurosportnews. The acquisitions are intended to enhance the Company's pay-TV offerings in Europe and increase the growth of Eurosport.
The Company used a discounted cash flow ("DCF") analysis, which represent Level 3 fair value measurements, to assess certain components of the Eurosport purchase price allocations. The fair value of the assets acquired, liabilities assumed, noncontrolling interests recognized and the remeasurement gains recorded on the previously held equity interests is presented in the table below (in millions).

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other
In 2015, the Company acquired several other unrelated businesses for total cash and contingent consideration of $91 million, net of cash acquired. Total consideration, net of cash acquired, included contingent consideration of $13 million as of December 31, 2015, $2 million of which was paid during 2016. The Company recorded $54 million and $43 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included FTA networks in Italy and Turkey, cable networks in Denmark and a pay-TV sports channel in Asia. The goodwill reflects the synergies and regional market penetration from combining the operations of these acquisitions with the Company's operations.
In 2014, the Company acquired several other unrelated businesses for total consideration of $40 million, net of cash acquired. Total consideration, net of cash acquired included $2 million of contingent consideration. The Company recorded $37 million and $10 million of goodwill and intangible assets, respectively, in connection with these acquisitions. The acquisitions included a factual entertainment production company in the U.K. and cable networks in New Zealand. The goodwill reflects the synergies and market expansion from combining the operations of these acquisitions with the Company's operations.
Pro Forma Financial Information
The following table presents the unaudited pro forma results of the Company as though all of the business combinations from 2014 had been made on January 1, 2013. The Company had no 2016 business combinations, and the Company's 2015 business combinations are not material individually or in the aggregate and have not been included in the pro forma table. These pro forma results do not necessarily represent what would have occurred if all the business combinations had taken place on January 1, 2014, nor do they represent the results that may occur in the future. This pro forma financial information includes the historical financial statement amounts of Discovery and its business combinations for the full year with the following adjustments: 1) the Company converted historical financial statements to GAAP, 2) the Company applied its accounting policies, 3) the Company adjusted for amortization expense assuming the fair value adjustments to intangible assets had been applied beginning

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2014, 4) the Company removed content impairments resulting from the consolidation and subsequent rebranding of Discovery Family from 2014, 5) the Company removed the gains recognized upon the consolidation of previously held equity interests in 2014, 6) the Company removed losses on derivative instruments and other market value adjustments recognized in connection with business combinations and previously held equity interests, 7) the Company adjusted for transaction costs of $4 million incurred in 2014, and 8) the Company included adjustments for income taxes associated with these pro forma adjustments.
The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis (in millions).

Pro Forma
Year Ended December 31,
2014
Revenues	$6,559
Net income	$1,168
Impact of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents their revenue and earnings as reported within the consolidated financial statements for the year ended December 31, 2014 (in millions).

Year Ended December 31,
2014
Revenues:
Distribution	$220
Advertising	84
Other	72
Total revenues	376

Net income	$9
Dispositions
Seeker and SourceFed
On December 2, 2016, the Company recorded a pre-tax gain of $50 million upon deconsolidation of its digital network Seeker and production studio SourceFed, following its contribution of the businesses and $100 million in cash for the formation of a new joint venture, Group Nine Media, Inc. ("Group Nine Media"). Group Nine Media includes Thrillist Media Group, NowThis Media and TheDodo.com. As a result of the transaction, Discovery obtained a 39% ownership interest in the preferred stock of Group Nine Media, which is accounted for under the cost method of accounting. (See Note 4.) The gain on contribution of the digital networks business included the write off of $32 million in net assets, including $22 million of goodwill allocated to the transaction based on the relative fair values of the digital networks business disposed and the portion of the U.S. Networks reporting unit that was retained.
Russia
On October 7, 2015, Discovery recorded a loss of $5 million upon the deconsolidation of its Russian business following its contribution to a joint venture (the “New Russian Business”) with a Russian media company, National Media Group ("NMG"). The New Russian Business was established to comply with changes in Russian legislation that limit foreign ownership of media companies in Russia. No cash consideration was exchanged in the transaction. NMG contributed a FTA license which enables advertising for the New Russian Business. As part of the transaction, Discovery obtained a 20% ownership interest in the New Russian Business, which is accounted for under the equity method of accounting. The loss on contribution of the Russian business included $15 million of goodwill allocated to the transaction based on the relative fair values of the Russian business disposed of and the portion of the reporting unit that was retained. Although Discovery no longer consolidates the Russian business, Discovery earns revenue by providing content and brands to the New Russian Business under long-term licensing arrangements (Note 19).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Russian business was included in the International Networks reportable segment; the licensing arrangements with the New Russian Business are reported as distribution revenue in the International Networks reportable segment. (See Note 21.)
Radio
On June 30, 2015, Discovery sold its radio businesses in Northern Europe to Bauer Media Group ("Bauer") for total consideration, net of cash disposed of €72 million ($80 million), which included €54 million ($61 million) in cash and €18 million ($19 million) of contingent consideration. The cumulative gain on the disposal of $1 million included $26 million of goodwill allocated to the transaction based on the relative fair values of the radio business disposed of and the portion of the reporting unit that was retained. The Company recorded a $12 million loss including estimated contingent consideration as disclosed for the year ended December 31, 2015. Based on the final resolution and receipt of contingent consideration payable, Discovery recorded a pre-tax gain of $13 million for the year ended December 31, 2016.
The Company determined that the disposal did not meet the definition of a discontinued operation because it did not represent a strategic shift that had a significant impact on the Company's operations and consolidated financial results. The income before income taxes impact of the Company's radio businesses was zero and a loss of $5 million and for the years ended December 31, 2015 and 2014, respectively. The Company's radio businesses were included in the International Networks reportable segment.
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
NOTE 4. INVESTMENTS
The Company’s investments consisted of the following (in millions).

		December 31,
Category	Balance Sheet Location	2016	2015
Trading securities:
Mutual funds	Prepaid expenses and other current assets	$160	$149
Equity method investments	Equity method investments, including note receivable	557	567
Available-for-sale securities:
Common stock	Other noncurrent assets	64	81
Common stock - pledged	Other noncurrent assets	64	81
Cost method investments	Other noncurrent assets	245	43
Total investments		$1,090	$921
Trading Securities
Trading securities include investments in mutual funds held in a separate trust which are owned as part of the Company’s supplemental retirement plan. (See Note 14.)
Equity Method Investments
In the normal course of business, the Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. All equity method investees are privately owned. The carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees, except for Oprah Winfrey Network ("OWN"), because the Company has recorded losses in excess of its ownership interest, and certain investments in renewable energy projects accounted for using the HLBV methodology under the equity method of accounting. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of December 31, 2016, the Company’s maximum estimated exposure for all its VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $709 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE equity method investments were $426 million and $423 million as of December 31, 2016 and 2015, respectively. The Company

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized its portion of net earnings generated by VIEs of $7 million, $30 million and $45 million for 2016, 2015 and 2014, respectively, in income from equity investees, net on the consolidated statements of operations.
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
The carrying value of the Company's investment in OWN of $320 million and $373 million as of December 31, 2016 and December 31, 2015, respectively, includes the Company's note receivable and accumulated investment losses.
The Company's combined advances to and note receivable from OWN, including accrued interest, were $311 million and $384 million as of December 31, 2016 and December 31, 2015, respectively. On April 30, 2015, Oprah Winfrey agreed to extend her exclusivity agreement with OWN and the note receivable agreement was modified to reduce its interest rate, compounded annually, from 7.5% to 5.0%, retroactive to January 1, 2014. During 2016, the Company received net repayments of $87 million from OWN and accrued interest on the note receivable of $14 million. During 2015, the Company received net repayments of $82 million from OWN and accrued interest on the note receivable of $23 million.
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
In accordance with the venture agreement, losses generated by OWN are allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting rules for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company had recognized $104 million, or 100%, of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began again to record 100% of OWN’s net losses. Although OWN has become profitable, the Company will record 100% of any net losses to the extent they occur resulting from OWN's operations as long as Discovery has provided all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's net income has been and will continue to be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest. The Company also monitors the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. There has been no impairment of the OWN note receivable.
Based on the joint venture agreement, as amended on April 1, 2016, Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount during a 90-day windows beginning on April 1, 2017 and every two and a half years commencing July 1, 2018 through January 1, 2026. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fifth put exercise date. The Company has not recorded amounts for the put right because the fair value of this put right was zero as of December 31, 2016 and December 31, 2015.
Renewable Energy Investments
During December 2016, the Company invested $63 million in limited liability companies that sponsor renewable energy projects related to solar energy. The Company expects this investment to result in tax benefits received, which reduce the Company's tax liability, and cash flows from the operation of the investee. These investments are considered VIEs of the Company. The Company does not consolidate the investments as the Company does not have the power to direct the activities that will most significantly impact their economic performance such as the investee's ability to obtain sufficient customers. Once a stipulated return on investment is garnered by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company accounts for these investments under the equity method of accounting and applies the HLBV method for recognizing the Company's proportionate share of the investments' net earnings or losses. (See Note 2.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2016, the Company recognized $24 million of losses on these investments as part of (loss) income from equity investees, net in the consolidated statements of operations. The Company received $26 million of benefit from the entities' investment tax credits and passive losses recorded, which are recorded as a component of income tax expense. As of December 31, 2016, the Company's carrying value of renewable energy investments was $39 million and the Company has made $238 million of future funding commitments for these investments.
Other Equity Method Investments
The Company acquired other equity method investments and made additional contributions to existing equity method investments totaling $91 million during 2016. At December 31, 2016, the Company's other equity method investments included Mega TV, a FTA channel in Chile, a digital publisher in Latin America, the New Russian Business, All3Media and certain joint ventures in Canada.
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

	December 31,
	2016	2015
Cost	$195	$195
Change in value of the hedged AFS recognized in other income (expense), net	(19)	(2)
Other-than-temporary impairment of AFS securities	(62)	—
Unhedged AFS - other comprehensive (loss) income	14	(31)
Carrying value	$128	$162

The Company hedged 50% of the shares with an equity collar (the “Lionsgate Collar”) and pledged those shares as collateral to the derivative counter party. In the application of hedge accounting, when the share price of Lionsgate is within the boundaries of the collar and the hedge has no intrinsic value, the Company records the gains or losses on the Lionsgate AFS securities as a component of other comprehensive (loss) income. When the share price of the Lionsgate AFS is outside the boundaries of the collar and the hedge has intrinsic value, the Company records a gain or loss for the change in the fair value of the hedged portion of Lionsgate shares that correspond to the change in intrinsic value of the hedge as a component of other income (expense), net. (See Note 10.)
As of September 30, 2016, the Company determined that the decline in value of AFS securities related to its investment in Lionsgate was other-than-temporary in nature and, as such, the cost basis was adjusted to fair value. The impairment determination was based on the sustained decline in the stock price of Lionsgate in relation to the purchase price and the prolonged length of time the fair value of the investment has been less than the carrying value. Based on the other-than-temporary impairment determination, unrealized pre-tax losses of $62 million previously recorded as a component of other comprehensive (loss) income were recognized as an impairment charge that is included as a component of other income (expense), net for the year ended December 31, 2016. Since September 30, 2016, the increase in stock price has been recorded as a component of other comprehensive (loss) income.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost Method Investments
The Company's cost method investments as of December 31, 2016 primarily include its 39% minority interest in Group Nine Media (see Note 3), which is valued at $182 million as of December 31, 2016. Although Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, the Company will apply the cost method for its ownership interest, which does not meet the definition of in-substance common stock. The Company also has investments in an educational website and an electric car racing series. The Company increased its cost method investments by $18 million for the year ended December 31, 2016, primarily from additional investments in the electric car racing series.
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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		December 31, 2016
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities - mutual funds	Prepaid expenses and other current assets	$160	$—	$—	$160
Available-for-sale securities:
Common stock	Other noncurrent assets	64	—	—	64
Common stock - pledged	Other noncurrent assets	64	—	—	64
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	31	—	31
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	35	—	35
Fair value hedges:
Equity (Lionsgate Collar)	Other noncurrent assets	—	25	—	25
No hedging designation:
Cross-currency swaps	Other noncurrent assets	—	1	—	1
Total		$288	$92	$—	$380
Liabilities:
Deferred compensation plan	Accrued liabilities	$160	$—	$—	$160
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	18	—	18
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	3	—	3
Cross-currency swaps	Other noncurrent liabilities	—	31	—	31
Total		$160	$52	$—	$212

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2015
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities - mutual funds	Prepaid expenses and other current assets	$149	$—	$—	$149
Available-for-sale securities:
Common stock	Other noncurrent assets	81	—	—	81
Common stock - pledged	Other noncurrent assets	81	—	—	81
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	21	—	21
Foreign exchange	Other noncurrent assets	—	2	—	2
Fair value hedges:
Equity (Lionsgate Collar)	Other noncurrent assets	—	15	—	15
Total		$311	$38	$—	$349
Liabilities:
Deferred compensation plan	Accrued liabilities	$149	$—	$—	$149
Derivatives:
Foreign exchange	Accrued liabilities	—	4	—	4
Total		$149	$4	$—	$153
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
Derivative financial instruments are comprised of foreign exchange, interest rate and equity contracts. See Note 10 for the determination of the fair value of the Level 2 derivatives.
In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than senior notes, each approximated their fair values as of December 31, 2016 and December 31, 2015. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.4 billion and $6.6 billion as of December 31, 2016 and 2015, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. CONTENT RIGHTS
The following table presents the components of content rights (in millions).

	December 31,
	2016	2015
Produced content rights:
Completed	$3,920	$3,624
In-production	420	376
Coproduced content rights:
Completed	632	691
In-production	57	62
Licensed content rights:
Acquired	1,090	1,078
Prepaid	129	96
Content rights, at cost	6,248	5,927
Accumulated amortization	(3,849)	(3,584)
Total content rights, net	2,399	2,343
Current portion	(310)	(313)
Noncurrent portion	$2,089	$2,030
Content expense is included in costs of revenues on the consolidated statements of operations and consisted of the following (in millions).

	For the year ended December 31,
	2016	2015	2014
Content amortization	$1,701	$1,628	$1,462
Other production charges	272	231	155
Content impairments (a)	72	81	95
Total content expense	$2,045	$1,940	$1,712

(a) Content impairments are generally recorded as a component of costs of revenue. However during the years ended December 31, 2016, 2015 and 2014, content impairments of $7 million, $21 million, and $55 million, respectively, were reflected as a component of restructuring and other charges. These charges resulted from the cancellation of certain series due to legal circumstances pertaining to the associated talent and from the consolidation and subsequent rebranding of The Hub Network to Discovery Family in 2014. (See Note 15.)
As of December 31, 2016, the Company estimates that approximately 96% of unamortized costs of content rights, excluding content in-production and prepaid licenses, will be amortized within the next three years. As of December 31, 2016, the Company will amortize $958 million of the above unamortized content rights, excluding content in-production and prepaid licenses, during the next twelve months.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in millions).

	December 31,
	2016	2015
Land, buildings and leasehold improvements	$327	$338
Broadcast equipment	607	603
Capitalized software costs	347	311
Office equipment, furniture, fixtures and other	333	309
Property and equipment, at cost	1,614	1,561
Accumulated depreciation	(1,132)	(1,073)
Property and equipment, net	$482	$488
Property and equipment includes assets acquired under capital lease arrangements, primarily satellite transponders classified as broadcast equipment, with gross carrying values of $284 million and $271 million as of December 31, 2016 and 2015, respectively. The related accumulated amortization for capital lease assets was $155 million and $142 million as of December 31, 2016 and 2015, respectively.
The net book value of capitalized software costs was $96 million and $90 million as of December 31, 2016 and 2015, respectively.
Depreciation expense for property and equipment, including amortization of capitalized software costs and capital lease assets, totaled $139 million, $138 million and $131 million for 2016, 2015 and 2014, respectively.
In addition to the capitalized property and equipment included in the above table, the Company rents certain facilities and equipment under operating lease arrangements. Rental expense for operating leases totaled $122 million, $134 million and $143 million for 2016, 2015 and 2014, respectively.
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill were as follows (in millions).

	U.S. Networks	International Networks	Education and Other	Total
December 31, 2014	$5,287	$2,869	$80	$8,236
Acquisitions (Note 3)	—	123	—	123
Dispositions (Note 3)	—	(41)	—	(41)
Foreign currency translation	—	(151)	(3)	(154)
December 31, 2015	5,287	2,800	77	8,164
Dispositions (Note 3)	(22)	—	—	(22)
Foreign currency translation	—	(92)	(10)	(102)
December 31, 2016	$5,265	$2,708	$67	$8,040
The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of December 31, 2016 and 2015, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Finite-lived intangible assets consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	December 31, 2016			December 31, 2015
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Trademarks	10	$412	$(165)	$247	$433	$(130)	$303
Customer relationships	17	1,632	(594)	1,038	1,664	(481)	1,183
Other	14	97	(34)	63	105	(25)	80
Total		$2,141	$(793)	$1,348	$2,202	$(636)	$1,566

Indefinite-lived intangible assets not subject to amortization (in millions):

	December 31,
	2016	2015
Intangible assets not subject to amortization:
Trademarks	$164	$164
Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $183 million, $192 million and $198 million for 2016, 2015 and 2014, respectively.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$165	$155	$151	$147	$125	$605
The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions, impairments, changes in estimated useful lives or changes in foreign currency exchange rates.
Impairment Analysis
As of November 30, 2016, the Company performed a quantitative goodwill impairment assessment for all reporting units. Due to the period of time elapsed since the last quantitative impairment test in 2013, the Company elected to proceed to the first step of the quantitative goodwill impairment test. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The fair values of the reporting units were determined using DCF and market-based valuation models. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization. Both the DCF and market-based models resulted in substantially similar fair values.
As of November 30, 2015 and 2014, the Company performed a qualitative goodwill impairment assessment for all reporting units, and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT
The table below presents the components of outstanding debt (in millions).

	December 31,
	2016	2015
5.625% Senior notes, semi-annual interest, due August 2019	$500	$500
5.05% Senior notes, semi-annual interest, due June 2020	1,300	1,300
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	314	328
3.30% Senior notes, semi-annual interest, due May 2022	500	500
3.25% Senior notes, semi-annual interest, due April 2023	350	350
3.45% Senior notes, semi-annual interest, due March 2025	300	300
4.90% Senior notes, semi-annual interest, due March 2026	500	—
1.90% Senior notes, euro denominated, annual interest, due March 2027	627	656
6.35% Senior notes, semi-annual interest, due June 2040	850	850
4.95% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
Revolving credit facility	550	782
Commercial paper	48	93
Capital lease obligations	151	142
Total debt	7,990	7,801
Unamortized discount and debt issuance costs	(67)	(66)
Debt, net	7,923	7,735
Current portion of debt	(82)	(119)
Noncurrent portion of debt	$7,841	$7,616
Senior Notes
On March 11, 2016, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued $500 million principal amount of 4.90% senior notes due March 11, 2026 (the "2016 USD Notes"). The proceeds received by DCL from the offering were net of a $2 million issuance discount and $3 million of debt issuance costs. Interest on the 2016 USD Notes is payable semi-annually on March 11 and September 11 of each year. All senior notes are unsecured and are fully and unconditionally guaranteed by Discovery.
Revolving Credit Facility
On February 4, 2016, DCL amended its $1.5 billion revolving credit facility to allow DCL and certain designated foreign subsidiaries of DCL to borrow up to $2.0 billion, including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Borrowing capacity under this agreement is reduced by any outstanding borrowings under the commercial paper program discussed below. The revolving credit facility agreement provides for a maturity date of February 4, 2021, and the option for up to two additional 364-day renewal periods.
As of December 31, 2016, the Company had outstanding borrowings under the revolving credit facility of $550 million at a weighted average interest rate of 2.05%, none of which were denominated in foreign currencies. As of December 31, 2015, the Company had outstanding borrowings under the revolving credit facility of $782 million at a weighted average interest rate of 1.55%, of which $207 million was denominated in foreign currencies. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. For borrowings denominated in foreign currencies, the interest rate is based on adjusted LIBOR, plus a margin. The current margins are 1.30% and 0.30%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.20% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of December 31, 2016, the Company, DCL and the other borrowers were in compliance with all covenants, and there were no events of default under the revolving credit facility.

Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $48 million with a weighted average interest rate of approximately 1.20% as of December 31, 2016 and $93 million with a weighted average interest rate of approximately 1.10% as of December 31, 2015. The Company's outstanding commercial paper borrowings as of December 31, 2016 and 2015 had maturities of less than 90 days.

Long-term Debt Repayment Schedule
The following table presents a summary of scheduled and estimated debt payments, excluding the revolving credit facility, commercial paper borrowings and capital lease obligations, for the succeeding five years based on the amount of debt outstanding as of December 31, 2016 (in millions).

	2017	2018	2019	2020	2021	Thereafter
Long-term debt repayments	$—	$—	$500	$1,300	$650	$4,791
Scheduled payments for capital lease obligations outstanding as of December 31, 2016 are disclosed in Note 20.
NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates, interest rates and the fair value of investments classified as AFS securities. At the inception of a derivative contract, the Company designates the derivative as (i) a cash flow hedge, (ii) a net investment hedge, (iii) a fair value hedge, or (iv) an instrument with no hedging designation. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
Cash Flow Hedges
The Company designates foreign currency forward and option contracts as cash flow hedges to mitigate foreign currency risk arising from third-party revenue and inter-company licensing agreements. The Company also designates interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. The total notional amount of outstanding foreign exchange contracts designated as cash flow hedges as of December 31, 2016 and 2015 was $677 million and $868 million, respectively.
During the three months ended December 31, 2016, the Company terminated and settled its outstanding interest rate cash flow hedges which resulted in a $40 million pretax gain. As the hedges were considered to be effective and the forecasted transactions are considered probable of occurring, the gain will remain in accumulated other comprehensive loss and will be amortized as a reduction to interest expense over the term of the forecasted senior notes. There were no interest rate contracts outstanding as of December 31, 2015.
During the three months ended September 30, 2016, the Company discontinued hedge accounting for certain foreign currency forward and option cash flow hedges with notional and fair value amounts of $125 million and $14 million, respectively. At that time, the occurrence of the forecasted intercompany transactions was no longer considered probable, but was still reasonably possible of occurring. The change in probability was the result of new tax regulations that impacted the planned intercompany transactions that were hedged. As a result of the change in probability, subsequent changes in the fair value of these hedges were reflected immediately in other income (expense), net on the consolidated statements of operations. The result was a $1 million gain recognized on the consolidated statements of operations for the period until November 1, 2016, when the forecasted transactions were once again considered probable, as it was determined that no changes to the forecasted intercompany transactions would occur. Accordingly, any changes in the fair value of these hedges subsequent to that date will remain in accumulated other comprehensive loss until earnings are impacted by the forecasted transaction, at which time they will be reclassified to other income (expense), net on the consolidated statements of operations.
During the three months ended March 31, 2015, the Company terminated and settled its interest rate cash flow hedges following the pricing of its 3.45% senior notes due March 15, 2025 (the "2015 USD Notes"). The total notional value of the interest rate forward contracts at the termination date was $490 million, which exceeded the $300 million principal amount of the 2015 USD Notes. Of the $40 million pretax loss recorded in accumulated other comprehensive loss at the termination date, $29 million was an effective cash flow hedge that will be amortized as an adjustment to interest expense over the ten year term of the 2015 USD Notes consistent with amortization of the debt discount. The remaining $11 million was reclassified into other income

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expense), net on the consolidated statements of operations during the year ended December 31, 2015, because the forecasted borrowing transaction was no longer probable.
Net Investment Hedges
In 2016, the Company entered into a series of cross-currency swaps designated as hedges of net investments in foreign operations. Changes in the fair value of these cross-currency swaps, including the accrual and periodic cash settlement of interest, are reported in the same manner as translation adjustments to the extent that they are effective. Changes in the value of the investment due to changes in spot rates are offset by fair value changes in the effective portion of the derivative instruments. The notional amount of net investment hedges outstanding as of December 31, 2016 was $751 million. There were no derivative contracts designated as net investment hedges outstanding as of December 31, 2015.
Fair Value Hedges
The Company designates derivative instruments used to mitigate the risk of changes in the fair value of its AFS securities as fair value hedges. On November 12, 2015, the Company entered into the Lionsgate Collar, designed to mitigate the risk of market fluctuations with respect to 50% of the Lionsgate shares held by the Company. (See Note 4.) The collar, which qualifies for hedge accounting, settles in three tranches starting in 2019 and ending in 2022. The notional amount of fair value hedges outstanding was $97 million as of December 31, 2016 and 2015.
No Hedging Designation
The Company may also enter into derivative financial instruments that do not qualify for hedge accounting and are not designated as hedges. These instruments are intended to mitigate economic exposures of the Company. The total notional amount of outstanding cross-currency and interest rate contracts with no hedging designation as of December 31, 2016 was $64 million and $25 million, respectively. There were no derivative contracts that did not receive hedging designation outstanding as of December 31, 2015.
Financial Statement Presentation
The Company records all unsettled derivative contracts at their gross fair values on the consolidated balance sheets. (See Note 5.) The portion of the fair value that represents cash flows occurring within one year are classified as current, and the portion related to cash flows occurring beyond one year are classified as noncurrent.
The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of December 31, 2016 and December 31, 2015.

		Fair Value
Category	Balance Sheet Location	December 31, 2016	December 31, 2015
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	$31	$21
Foreign exchange	Other noncurrent assets	—	2
Foreign exchange	Accrued liabilities	18	4
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	35	—
Cross-currency swaps	Accrued liabilities	3	—
Cross-currency swaps	Other noncurrent liabilities	31	—
Fair value hedges:
Equity (Lionsgate collar)	Other noncurrent assets	25	15
No hedging designation:
Cross-currency swaps	Other noncurrent assets	1	—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Year Ended December 31,
	2016	2015	2014
(Losses) gains recognized in accumulated other comprehensive loss
Foreign exchange - derivative adjustments	$(1)	$34	$14
Interest rate - derivative adjustments	40	(11)	(28)
(Losses) gains reclassified into income from accumulated other comprehensive loss (effective portion)
Foreign exchange - distribution revenue	(25)	23	—
Foreign exchange - advertising revenue	(2)	2	—
Foreign exchange - costs of revenues	27	9	1
Foreign exchange - other income (expense), net	3	4	3
Interest rate - interest expense	(3)	(3)	—
Gains (losses) reclassified into income from accumulated other comprehensive loss (ineffective portion)
Foreign exchange - other income (expense), net	1	—	—
Interest rate - other income (expense), net	—	(11)	—
Fair value excluded from effectiveness assessment:
Foreign exchange - other income (expense), net	(5)	—	—
If current fair values of designated cash flow hedges as of December 31, 2016 remained static over the next twelve months, the Company would reclassify $9 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months.
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive (loss) income (in millions).

	Year Ended December 31,
	2016	2015	2014
Gains recognized in accumulated other comprehensive loss:
Cross-currency swaps - changes in fair value	$1	$—	$—
Cross-currency swaps - interest settlements	2	—	—
Total in other comprehensive loss	$3	$—	$—
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). The Company recognized $1 million of ineffectiveness on fair value hedges for the year ended December 31, 2016. The Company had no outstanding fair value hedges during the year ended December 31, 2014.

	Year Ended December 31,
	2016	2015	2014
Losses on changes in fair value of hedged AFS	$(17)	$(2)	$—
Gains on changes in the intrinsic value of equity contracts	16	2	—
Fair value of equity contracts excluded from effectiveness assessment	(6)	10	—
Total in other income (expense), net	$(7)	$10	$—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pretax (losses) gains on derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Year Ended December 31,
	2016	2015	2014
Foreign exchange derivatives	$(1)	$6	$1

NOTE 11. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values including any remeasurement necessary at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive (loss) income; however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. Any adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to net income available to Discovery stockholders in the calculation of earnings per share. There were no current period adjustments to reflect a redemption in excess of fair value. (See Note 17.)
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	December 31,
	2016	2015	2014
Beginning balance	$241	$747	$36
Initial fair value of redeemable noncontrolling interests of acquired businesses	—	60	796
Purchase of subsidiary shares at fair value	—	(551)	(6)
Cash distributions to redeemable noncontrolling interests	(22)	(42)	(2)
Comprehensive (loss) income adjustments:
Net income (loss) attributable to redeemable noncontrolling interests	23	13	(4)
Other comprehensive earnings (loss) attributable to redeemable noncontrolling interests	—	(23)	(40)
Currency translation on redemption values	1	(36)	(64)
Retained earnings adjustments:
Adjustments to redemption value	—	73	31
Ending balance	$243	$241	$747
Redeemable noncontrolling interests consist of the arrangements described below:
In connection with the acquisition of a controlling interest in Eurosport France on March 31, 2015 and Eurosport International on May 30, 2014, the Company recognized $60 million and $558 million, respectively, for TF1's 49% redeemable noncontrolling interest in each entity. On July 22, 2015, TF1 exercised its right to put the entirety of its remaining 49% noncontrolling interest in both Eurosport France and Eurosport International to the Company for €491 million ($551 million as of the date redemption became mandatory, and $548 million on October 1, 2015 when the transaction closed). The difference between the carrying amount of the redeemable noncontrolling interest and its fair value at the date of exercise resulted in a €25 million ($28 million) adjustment to retained earnings, recognized as a component of redeemable noncontrolling interest adjustments to redemption value on the consolidated statements of equity for the year ended December 31, 2015. Upon acquisition of TF1's noncontrolling interest on October 1, 2015, the Company adjusted the accumulated other comprehensive income balance of $61 million attributable to TF1 and allocated it to Discovery stockholders.
In connection with its non-controlling interest in Discovery Family, Hasbro has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is a function of the then current fair market value of the redeemable noncontrolling interest,

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet.
In connection with its non-controlling interest in Discovery Japan, Jupiter Telecommunications Co., Ltd. ("J:COM") has the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. Through January 10, 2017, the redemption value is the January 10, 2013 fair value denominated in Japanese yen; thereafter, as chosen by J:COM, the redemption value is the then current fair value or the January 10, 2013 fair value denominated in Japanese yen.
NOTE 12. EQUITY
Common Stock
The Company has three series of common stock authorized, issued and outstanding as of December 31, 2016: Series A common stock, Series B common stock and Series C common stock. Holders of these three series of common stock have equal rights, powers and privileges, except as otherwise noted. Holders of Series A common stock are entitled to one vote per share and holders of Series B common stock are entitled to ten votes per share on all matters voted on by stockholders, except for directors to be elected by holders of the Company’s Series A convertible preferred stock. Holders of Series C common stock are not entitled to any voting rights, except as required by Delaware law. Generally, holders of Series A common stock and Series B common stock and Series A convertible preferred stock vote as one class, except for certain preferential rights afforded to holders of Series A convertible preferred stock.
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
Common Stock Repurchase Program
Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of December 31, 2016, the total amount authorized under the stock repurchase program was $7.5 billion, and the Company had remaining authorization of approximately $1.1 billion for future repurchases under the existing stock repurchase program, which will expire on October 8, 2017.
All common stock repurchases, including prepaid common stock repurchase contracts, during 2016, 2015 and 2014 were made through open market transactions. As of December 31, 2016, the Company had repurchased over the life of the program 3 million and 150 million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $6.2 billion, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a summary of common stock repurchases (in millions).

	Year Ended December 31,
	2016	2015	2014
Series C Common Stock:
Shares repurchased	34.8	23.7	21.3
Purchase price(a)	$895	$698	$1,232

(a) The purchase price for Series C common stock includes repurchases made pursuant to a common stock repurchase contract that was executed on August 22, 2016 and settled on December 2, 2016 at a cost of $71 million, resulting in the receipt of 2.8 million shares of Series C common stock at the then current market price equal to $75 million. See below for additional details.
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
Common Stock Repurchase Contracts
In 2016 the Company entered into two common stock repurchase contracts for the Company's Series C common stock.
On December 15, 2016, the Company made an up front cash payment of $57 million for a Series C common stock repurchase contract, with a strike price of $28.16, that will settle during the quarter ended March 31, 2017. If Discovery's Series C common stock price is below the strike price at expiry, the Company will receive 2 million shares of its Series C common stock. If Discovery's Series C common stock price is above the strike price at expiry, the Company can elect to receive $60 million in cash or the number of shares of Series C common stock at the then current market price equal to $60 million.
On December 2, 2016, the Company settled an August 22, 2016 common stock repurchase contract with a net notional value of $71 million whose strike price of $25.86 was below the Series C common stock price at expiry. The Company elected to settle the contract through receipt of 2.8 million shares of Series C common stock at the then current market price equal to $75 million. The receipt of shares is reflected as a component of treasury stock and reclassified from additional paid-in capital at the prepaid cost of $71 million.
Convertible Preferred Stock
The Company has two series of preferred stock authorized, issued and outstanding as of December 31, 2016: Series A convertible preferred stock and Series C convertible preferred stock. In addition to the 150 million shares authorized for Series A and Series C convertible preferred stock (75 million shares for each series) that is disclosed on the consolidated balance sheets, the Company has authorized 50 million shares of preferred stock that are undesignated and issuable in accordance with the provisions of the Company’s charter. In connection with the formation of Discovery, the Company issued shares of both its Series A convertible preferred stock and Series C convertible preferred stock to Advance/Newhouse Programming Partnership ("Advance/Newhouse"). As of December 31, 2016, all outstanding shares of Series A and Series C convertible preferred stock are held by Advance/Newhouse.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subject to the prior preferences and other rights of any senior stock, holders of Series A and Series C convertible preferred stock will participate equally with common stockholders on an as converted to common stock basis in any cash dividends declared by the Board of Directors.
Each share of Series A preferred stock is convertible, at the option of the holder, following the August 2014 stock split in the form of a stock dividend, into one share of Series A common stock and one share of Series C common stock, subject to anti-dilution adjustments. The Series C preferred stock is convertible, at the option of the holder, into two shares of Series C common stock. At the request of Advance/Newhouse and in accordance with the Company's Articles of Incorporation, the Company converted 292,500 and 961,538 shares of Advance/Newhouse Series C convertible preferred stock into 585,000 and 1,923,076 shares of Series C common stock on February 25, 2016 and December 2, 2016, respectively. Generally, each share of Series A and Series C convertible preferred stock will automatically convert into the applicable series of common stock if such shares are transferred from Advance/Newhouse to a third party and such transfer is not a permitted transfer. Additionally, all of the outstanding Series A and Series C convertible preferred stock will automatically convert into the applicable series of common stock at such time as the number of outstanding shares of Series A convertible preferred stock is less than 80% of the Base Amount. The Base Amount is the 70 million shares of Series A and Series C Preferred Stock initially issued to Advance/Newhouse, plus any shares released from escrow as of the date the Base Amount is calculated.
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
The table below presents a summary of Series C convertible preferred stock repurchases made under the repurchase agreement (in millions).

	Year Ended December 31,
	2016	2015
Series C Convertible Preferred Stock:
Shares repurchased	9.1	3.9
Purchase price	$479	$253
Based on the number of shares of Series C common stock purchased during the three months ended December 31, 2016, the Company expects Advance/Newhouse to effectively convert and sell to the Company 1 million shares of its Series C convertible preferred stock for an aggregate purchase price of $60 million on or about February 16, 2017. The expected purchase of these shares has not been recognized as a liability on the Company's consolidated balance sheet as of December 31, 2016 due to certain termination rights in the repurchase agreement held by Discovery and Advance/Newhouse.
Stock Repurchases
As of December 31, 2016, total shares repurchased, on a split-adjusted and as-converted basis, under these programs represent 36% of the Company's outstanding shares from the time the repurchase programs were authorized or 31% net of issuances for equity based compensation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive (Loss) Income
The table below presents the tax effects related to each component of other comprehensive (loss) income and reclassifications made into the consolidated statements of operations (in millions).

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit(Expense)	Net-of-tax
Currency translation adjustments:
Unrealized losses - foreign currency	$(234)	$41	$(193)	$(249)	$19	$(230)	$(401)	$9	$(392)
Unrealized gains - net investment hedge	3	(1)	2	—	—	—	—	—	—
Reclassifications:
Gain on disposition	—	—	—	23	—	23	—	—	—
Other income (expense), net	—	—	—	6	—	6	(7)	—	(7)
Total currency translation adjustments	(231)	40	(191)	(220)	19	(201)	(408)	9	(399)
Market value adjustments:
Unrealized (losses) gains - AFS securities	(34)	6	(28)	(33)	6	(27)	2	(1)	1
Reclassifications:
Gain on disposition	—	—	—	—	—	—	(5)	2	(3)
Other-than-temporary-impairment AFS securities	62	(10)	52	—	—	—	—	—	—
Hedged portion of AFS securities	17	(3)	14	2	—	2	—	—	—
Total market value adjustments	45	(7)	38	(31)	6	(25)	(3)	1	(2)
Derivative adjustments:
Gains (losses) in other comprehensive loss	39	(14)	25	23	(8)	15	(14)	6	(8)
Reclassifications:
Distribution revenue	25	(7)	18	(23)	8	(15)	—	—	—
Advertising revenue	2	—	2	(2)	—	(2)	—	—	—
Costs of revenues	(27)	7	(20)	(9)	3	(6)	(1)	—	(1)
Interest expense	3	(1)	2	3	(1)	2	—	—	—
Other income (expense), net	(4)	1	(3)	7	(2)	5	(3)	1	(2)
Total derivative adjustments	38	(14)	24	(1)	—	(1)	(18)	7	(11)
Other comprehensive loss	$(148)	$19	$(129)	$(252)	$25	$(227)	$(429)	$17	$(412)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Currency Translation Adjustments	Market Value Adjustments	Derivative Adjustments	Accumulated Other Comprehensive Income (Loss)
December 31, 2013	$(8)	$—	$12	$4
Other comprehensive (loss) income before reclassifications	(392)	1	(8)	(399)
Reclassifications from accumulated other comprehensive loss to net income	(7)	(3)	(3)	(13)
Other comprehensive loss	(399)	(2)	(11)	(412)
Other comprehensive loss attributable to redeemable noncontrolling interests	40	—	—	40
December 31, 2014	(367)	(2)	1	(368)
Other comprehensive (loss) income before reclassifications	(230)	(27)	15	(242)
Reclassifications from accumulated other comprehensive loss to net income	29	2	(16)	15
Other comprehensive loss	(201)	(25)	(1)	(227)
Purchase of redeemable noncontrolling interest	(61)	—	—	(61)
Other comprehensive loss attributable to redeemable noncontrolling interests	23	—	—	23
December 31, 2015	(606)	(27)	—	(633)
Other comprehensive (loss) income before reclassifications	(191)	(28)	25	(194)
Reclassifications from accumulated other comprehensive loss to net income	—	66	(1)	65
Other comprehensive (loss) income	(191)	38	24	(129)
December 31, 2016	$(797)	$11	$24	$(762)

NOTE 13. EQUITY-BASED COMPENSATION
The Company has various incentive plans under which stock options, RSUs, PRSUs, SARs and unit awards have been issued. As of December 31, 2016, the Company has reserved a total of 120 million shares of its Series A and Series C common stock for future exercises of outstanding and future grants of stock options and stock-settled SARs and future vesting of outstanding and future grants of PRSUs and RSUs. Upon exercise of stock options and stock-settled SARs or vesting of PRSUs and RSUs, the Company issues new shares from its existing authorized but unissued shares. There were 99 million shares of common stock in reserves that were available for future grant under the incentive plans as of December 31, 2016.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Compensation Expense
The table below presents the components of equity-based compensation expense (in millions).

	Year Ended December 31,
	2016	2015	2014
PRSUs	$34	$16	$46
RSUs	17	17	14
Stock options	13	17	23
SARs	4	(14)	(11)
ESPP	1	1	1
Unit awards	—	(2)	5
Total equity-based compensation expense	$69	$35	$78
Tax benefit recognized	$25	$13	$27
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. Liability-classified equity-based compensation awards include certain PRSUs, SARS and unit awards. The Company recorded total liabilities for cash-settled and other liability-classified equity-based compensation awards of $83 million and $54 million as of December 31, 2016 and 2015, respectively. The current portion of the liability for cash-settled awards was $31 million and $5 million as of December 31, 2016 and 2015, respectively.
Equity-Based Award Activity
PRSUs
The table below presents PRSU activity (in millions, except years and weighted-average grant price).

	PRSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2015	4.2	$35.07
Granted	1.0	$25.15
Converted	(0.6)	$22.32		$15
Forfeited	(0.1)	$36.05
Outstanding as of December 31, 2016	4.5	$34.44	0.6	$121
Vested and expected to vest as of December 31, 2016	4.4	$34.56	0.6	$119
Convertible as of December 31, 2016	0.9	$30.23	—	$23
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2016, unrecognized compensation cost, net of expected forfeitures, related to PRSUs was $20 million, which is expected to be recognized over a weighted-average period of 0.7 years based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.
RSUs
The table below presents RSU activity (in millions, except years and weighted-average grant price).

	RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2015	2.0	$34.62
Granted	1.4	$25.22
Converted	(0.4)	$33.41		$10
Forfeited	(0.4)	$32.45
Outstanding as of December 31, 2016	2.6	$30.03	2.7	$73
Vested and expected to vest as of December 31, 2016	2.4	$30.17	2.6	$64
RSUs represent the contingent right to receive shares of the Company's Series A and C common stock, substantially all of which vest ratably each year over periods of one to four years based on continuous service. As of December 31, 2016, there was $43 million of unrecognized compensation cost, net of expected forfeitures, related to RSUs, which is expected to be recognized over a weighted-average period of 2.8 years.
Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	15.3	$24.01
Granted	3.0	$25.71
Exercised	(3.4)	$13.95		$42
Forfeited	(1.2)	$33.67
Outstanding as of December 31, 2016	13.7	$26.05	3.5	$59
Vested and expected to vest as of December 31, 2016	13.2	$25.94	3.6	$59
Exercisable as of December 31, 2016	8.0	$23.21	2.2	$54
Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s Series A or Series C common stock on the date of grant. Substantially all stock options vest ratably over three to four years from the grant date based on continuous service and expire seven to ten years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company received cash payments from the exercise of stock options totaling $46 million, $16 million and $35 million during 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $29 million of unrecognized compensation cost, net of expected forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2016, 2015 and 2014 were as follows.

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.26%	1.54%	1.53%
Expected term (years)	5.0	5.0	5.0
Expected volatility	28.74%	26.78%	26.20%
Dividend yield	—	—	—
The weighted-average grant date fair value of options granted during 2016, 2015 and 2014 was $7.09, $8.44 and $19.73, respectively, per option. The total intrinsic value of options exercised during 2016, 2015 and 2014 was $42 million, $28 million and $63 million, respectively.
SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	10.4	$37.38
Granted	2.4	$25.79
Settled	(0.9)	$20.67		$5
Forfeited	(3.3)	$38.65
Outstanding as of December 31, 2016	8.6	$35.29	1.0	$3
Vested and expected to vest as of December 31, 2016	8.6	$35.30	1.0	$3
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

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	0.95%	0.83%	0.59%
Expected term (years)	0.9	1.0	1.3
Expected volatility	29.46%	31.59%	27.72%
Dividend yield	—	—	—
As of December 31, 2016 and 2015, the weighted-average fair value of SARs outstanding was $1.79 and $1.15 per award. The Company made cash payments of $5 million, $11 million and $29 million to settle exercised SARs during 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $8 million of unrecognized compensation cost, net of estimated forfeitures, related to SARs, which is expected to be recognized over a weighted-average period of 0.8 years.

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
Employee Stock Purchase Plan
The DESPP enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. Unless otherwise determined by the Company’s Compensation Committee, the purchase price for shares offered under the DESPP is 85% of the closing price of the Company’s Series A common stock on the purchase date. The Company recognizes the fair value of the discount associated with shares purchased in selling, general and administrative expense on the consolidated statement of operations. The Company’s Board of Directors has authorized 9 million shares of the Company’s common stock to be issued under the DESPP. During the years ended December 31, 2016, 2015 and 2014 the Company issued 191 thousand, 208 thousand and 191 thousand shares under the DESPP, respectively, and received cash totaling $4 million, $5 million and $6 million, respectively.
NOTE 14. RETIREMENT SAVINGS PLANS
The Company has defined contribution and other savings plans for the benefit of its employees that meet eligibility requirements. Eligible employees may contribute a portion of their compensation to the plans, which may be subject to certain statutory limitations. For these plans, the Company also makes contributions including discretionary contributions, subject to plan provisions, which vest immediately. The Company made total contributions of $29 million, $36 million and $33 million during 2016, 2015 and 2014, respectively. The Company's contributions were recorded in selling, general and administrative expense in the consolidated statements of operations.
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
NOTE 15. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges, by reportable segment were as follows (in millions).

	Year Ended December 31,
	2016	2015	2014
U.S. Networks	$15	$33	$61
International Networks	26	14	24
Education and Other	3	2	3
Corporate	14	1	2
Total restructuring and other charges	$58	$50	$90

	Year Ended December 31,
	2016	2015	2014
Restructuring charges	$55	$29	$35
Other charges	3	21	55
Total restructuring and other charges	$58	$50	$90

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges relate to management changes, cost reduction efforts and contract terminations. Other charges during 2016 and 2015 result from content impairments primarily at the Company's U.S. Networks segment due to the cancellation of certain series as a result of legal circumstances pertaining to the associated talent. Additionally, the consolidation and subsequent rebranding of Discovery Family resulted in content impairments in 2014 that were reflected as a component of restructuring and other (See Note 6).
Changes in restructuring and other liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Relocations/ Terminations	Total
December 31, 2013	$2	$5	$7
Net accruals	3	32	35
Cash paid	(1)	(22)	(23)
December 31, 2014	4	15	19
Net accruals	3	26	29
Cash paid	(5)	(20)	(25)
December 31, 2015	2	21	23
Net accruals	3	52	55
Cash paid	(2)	(37)	(39)
December 31, 2016	$3	$36	$39
NOTE 16. INCOME TAXES
The domestic and foreign components of income before income taxes were as follows (in millions).

	Year Ended December 31,
	2016	2015	2014
Domestic	$1,414	$1,281	$1,251
Foreign	257	278	496
Income before income taxes	$1,671	$1,559	$1,747
The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$384	$306	$529
State and local	(56)	57	64
Foreign	152	146	198
	480	509	791
Deferred:
Federal	45	59	(112)
State and local	—	(10)	(16)
Foreign	(72)	(47)	(53)
	(27)	2	(181)
Income taxes	$453	$511	$610
The Company has a regional ownership structure for its international operations. The regional holding companies are foreign corporations whose earnings will not be taxed in the U.S. until the earnings are repatriated to the U.S. The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of these foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed earnings was approximately $659 million at December 31, 2016. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed earnings is not practicable.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	(2)%	2%	2%
Effect of foreign operations	(1)%	1%	2%
Domestic production activity deductions	(4)%	(3)%	(3)%
Change in uncertain tax positions	—%	(1)%	(1)%
Renewable energy investments tax credits	(1)%	—%	—%
Other, net	—%	(1)%	—%
Effective income tax rate	27%	33%	35%

Components of deferred income tax assets and liabilities were as follows (in millions).

	December 31,
	2016	2015
Deferred income tax assets:
Accounts receivable	$2	$2
Tax attribute carry-forward	67	46
Unrealized loss on derivatives and foreign currency translation adjustments	—	(5)
Accrued liabilities and other	174	223
Total deferred income tax assets	243	266
Valuation allowance	(25)	(19)
Net deferred income tax assets	218	247
Deferred income tax liabilities:
Intangible assets	(384)	(460)
Content rights	(166)	(143)
Equity method investments	(76)	(88)
Notes receivable	(7)	(8)
Other	(32)	(18)
Total deferred income tax liabilities	(665)	(717)
Net deferred income tax liabilities	$(447)	$(470)
The Company’s net deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	December 31,
	2016	2015
Deferred income tax assets(a)	$106	$86
Deferred income tax liabilities	(553)	(556)
Net deferred income tax liabilities	$(447)	$(470)

(a) As of December 31, 2016 and December 31, 2015, deferred income tax assets include $9 million and $18 million in noncurrent deferred income tax assets, respectively, which are reflected as a component of other noncurrent assets on the consolidated balance sheet.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s loss carry-forwards were reported on the consolidated balance sheets as follows (in millions).

	State	Foreign
Loss carry-forwards(a)	$724	$169
Deferred tax asset related to loss carry-forwards	10	37
Valuation allowance against loss carry-forwards	(7)	(18)
Earliest expiration date of loss carry-forwards	2017	2018

(a) The Company had no Federal loss carry-forwards reported on the consolidated balance sheets as of December 31, 2016.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest and penalty amounts) is as follows (in millions).

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$173	$176	$185
Additions based on tax positions related to the current year	13	30	40
Additions for tax positions of prior years	19	17	82
Additions for tax positions acquired in business combinations	—	3	6
Reductions for tax positions of prior years	(60)	(21)	(129)
Settlements	(16)	(16)	—
Reductions due to lapse of statutes of limitations	(9)	(13)	(8)
Reductions due to foreign currency exchange rates	(3)	(3)	—
Ending balance	$117	$173	$176
The balances as of December 31, 2016, 2015 and 2014 included $117 million, $173 million and $176 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions. For the year ended December 31, 2016, increases in unrecognized tax benefits related to the uncertainty of allocation and taxation of income among multiple jurisdictions was offset by the movements of tax positions as a result of multiple audit resolutions and lapse of statutes of limitations.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Internal Revenue Service recently completed audit procedures for its 2008 to 2011 tax years, the results of which should be finalized in the coming year. The Company is currently under audit by the Internal Revenue Service for its 2012 to 2014 consolidated federal income tax returns. It is difficult to predict the final outcome or timing of resolution of any particular tax matter. Accordingly, an estimate of any related impact to the reserve for uncertain tax positions cannot currently be determined. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006. Adjustments that arose from the completion of audits for certain tax years have been included in the change in uncertain tax positions in the table above.
During the year ended December 31, 2016, the Company resolved multi-year state tax positions that resulted in a reduction of reserves related to uncertain tax positions. The effect is included within the effective tax rate reconciliation as a component of changes in state and local income taxes, net of federal tax benefit.
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $16 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of December 31, 2016, 2015 and 2014, the Company had accrued approximately $11 million, $20 million and $17 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 17. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between the classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's Series A, B and C common stock and the Series C convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as converted basis with respect to income available to Discovery Communications, Inc.
The table below sets forth the computation for income available to Discovery Communications, Inc. stockholders (in millions).

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$1,218	$1,048	$1,137
Less:
Allocation of undistributed income to Series A convertible preferred stock	(278)	(224)	(236)
Net income attributable to noncontrolling interests	(1)	(1)	(2)
Net (income) loss attributable to redeemable noncontrolling interests	(23)	(13)	4
Redeemable noncontrolling interest adjustments to redemption value	—	—	(1)
Net income available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders for basic net income per share	$916	$810	$902
Allocation of net income available to Discovery Communications Inc. Series A, B and C common stockholders and Series C convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	789	686	758
Series C convertible preferred stockholders	127	124	144
Total	916	810	902
Add:
Allocation of undistributed income to Series A convertible preferred stockholders	278	224	236
Net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share	$1,194	$1,034	$1,138
Net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share. For the years ended December 31, 2016 , 2015 and 2014, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $126 million, $123 million and $143 million, respectively.
The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Year Ended December 31,
	2016	2015	2014
Denominator:
Weighted average Series A, B and C common shares outstanding — basic	401	432	454
Weighted average impact of assumed preferred stock conversion	206	219	227
Weighted average dilutive effect of equity awards	3	5	6
Weighted average Series A, B and C common shares outstanding — diluted	610	656	687

Weighted average Series C convertible preferred stock outstanding — basic and diluted	32	39	43
The weighted average number of diluted shares outstanding adjusts the weighted average number of shares of Series A, B and C common stock outstanding for the potential dilution that would occur if common stock equivalents, including convertible preferred stock and equity-based awards, were converted into common stock or exercised, calculated using the treasury stock

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method. Series A, B and C diluted common stock includes the impact of the conversion of Series A preferred stock, the impact of the conversion of Series C preferred stock, and the impact of equity-based compensation.

The table below sets forth the Company's calculated earnings per share.

	Year Ended December 31,
	2016	2015	2014
Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$1.97	$1.59	$1.67
Series C convertible preferred stockholders	$3.94	$3.18	$3.34

Diluted net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$1.96	$1.58	$1.66
Series C convertible preferred stockholders	$3.92	$3.16	$3.32
Series C convertible preferred earnings per share amounts may not recalculate due to rounding.
The table below presents the details of the equity-based awards and preferred shares that were excluded from the calculation of diluted earnings per share (in millions).

	Year Ended December 31,
	2016	2015	2014
Anti-dilutive stock options and RSUs	8	6	4
PRSUs whose performance targets have not yet been achieved	4	3	3
Anti-dilutive common stock repurchase contracts (See Note 12.)	2	—	—
Anti-dilutive awards are not included in the dilutive effect calculation. Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SUPPLEMENTAL DISCLOSURES
Valuation and Qualifying Accounts
Changes in valuation and qualifying accounts consisted of the following (in millions).

	Beginning of Year	Additions	Write-offs	Utilization	End of Year
2016
Allowance for doubtful accounts	$40	$13	$(6)	$—	$47
Deferred tax valuation allowance	19	9	(3)	—	25
2015
Allowance for doubtful accounts	39	8	(7)	—	40
Deferred tax valuation allowance	13	6	—	—	19
2014
Allowance for doubtful accounts	16	28	(5)	—	39
Deferred tax valuation allowance	18	1	(5)	(1)	13
Accrued Liabilities
Accrued liabilities consisted of the following (in millions).

	December 31,
	2016	2015
Accrued payroll and related benefits	$486	$449
Content rights payable	173	217
Accrued interest	67	61
Accrued income taxes	34	30
Current portion of equity-based compensation liabilities	31	5
Other accrued liabilities	284	226
Total accrued liabilities	$1,075	$988
Other Income (Expense), net
Other income (expense), net, consisted of the following (in millions).

	Year Ended December 31,
	2016	2015	2014
Foreign currency gains (losses), net	$75	$(103)	$(22)
(Losses) gains on derivative instruments	(12)	5	1
Remeasurement gain on previously held equity interest	—	2	29
Other expense, net:
Other-than-temporary impairment of AFS investments	(62)	—	—
Other	3	(1)	(17)
Other expense, net	(59)	(1)	(17)

Total other income (expense), net	$4	$(97)	$(9)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Plan Proceeds, Net
Equity-based plan proceeds, net in the statement of cash flows consisted of the following (in millions).

	Year Ended December 31,
	2016	2015	2014
Tax settlements associated with equity-based plans	$(11)	$(27)	$(27)
Proceeds from issuance of common stock in connection with equity-based plans	50	21	41
Excess tax benefits from equity-based compensation	7	12	30
Total equity-based plan proceeds, net	$46	$6	$44
Supplemental Cash Flow Information

	Year Ended December 31,
	2016	2015	2014
Cash paid for taxes, net	$527	$653	$686
Cash paid for interest, net	343	312	315
Noncash investing and financing activities:
Contributions of business and assets for strategic ventures
Fair value of investment received, net of cash paid	82	—	—
Net asset value of contributed business	32	—	—
Contingent consideration obligations from business acquisitions	—	13	—
Accrued purchases of property and equipment	42	12	13
Contingent consideration receivable from business dispositions	—	6	—
Assets acquired under capital lease arrangements	37	5	43

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
Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as OWN and All3Media and the New Russian Business or minority partners of consolidated subsidiaries. Following the Company's consolidation of Discovery Family on September 23, 2014, transactions with Hasbro Studios, a subsidiary of Hasbro, for content purchased are reflected as related party expenses.
The table below presents a summary of the transactions with related parties (in millions).

	Year Ended December 31,
	2016	2015	2014
Revenues and service charges:
Liberty Group(a)	$387	$171	$157
Equity method investees(b)	129	62	104
Other	32	35	34
Total revenues and service charges	$548	$268	$295
Interest income(c)	$17	$23	$33
Expenses	$(102)	$(67)	$(37)

(a) The increase for the year ended December 31, 2016 reflects the May 2016 acquisition of Time Warner Cable, Inc. by Charter Communications, an equity method investee of the Liberty Group and other changes in Liberty Group's businesses.
(b) The increases to revenue from equity method investees for the year ended December 31, 2016 and to the receivable balance as of December 31, 2016 both relate to the joint venture agreement with NMG in October 2015 for the New Russian Business. (See Note 3.)
(c) The Company records interest earnings from loans to equity method investees as a component of income from equity method investees, net, in the consolidated statements of operations. (See Note 4.)
The table below presents receivables due from related parties (in millions).

	December 31,
	2016	2015
Receivables(b)	$109	$37
Note receivable (See Note 4.)	311	384

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
As of December 31, 2016, the Company’s significant contractual commitments, including related payments due by period, were as follows (in millions).

	Leases
Year Ending December 31,	Operating	Capital	Content	Other	Total
2017	$56	$41	$939	$546	$1,582
2018	50	24	524	257	855
2019	37	22	438	199	696
2020	22	19	628	150	819
2021	12	17	244	41	314
Thereafter	21	61	825	121	1,028
Total minimum payments	198	184	3,598	1,314	5,294
Amounts representing interest	—	(33)	—	—	(33)
Total	$198	$151	$3,598	$1,314	$5,261
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
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing research, employment contracts, equipment purchases, and information technology services. Some of these contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty, and are not included in the table above past the 30-day to 60-day advance notice period. Amounts related to employment contracts include base compensation, but do not include compensation contingent on future events.
Although the Company had funding commitments to equity method investees as of December 31, 2016, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 4.) The Company also has the conditional obligation to issue or acquire additional shares of preferred stock. (See Note 12.)
Contingencies
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. No amounts have been recorded by the Company for the Harpo put right. (See Note 4.) Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in Discovery Family and Discovery Japan, respectively. The Company recorded the value of the put rights for Discovery Family and Discovery Japan as a component of redeemable equity in the amounts of $216 million and $27 million, respectively. (See Note 11.)
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees
There were no guarantees recorded as of December 31, 2016 and December 31, 2015.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2016 and 2015.
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market equity-based compensation, (ii) depreciation and amortization, (iii) amortization of deferred launch incentives, (iv) restructuring and other charges, (v) certain impairment charges, (vi) gains and losses on business and asset dispositions, and (vii) certain inter-segment eliminations related to production studios. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market equity-based compensation, restructuring and other charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. The Company also excludes depreciation of fixed assets, amortization of intangible assets and deferred launch incentives, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. The tables below present summarized financial information for each of the Company’s reportable segments, other operating segments and corporate and inter-segment eliminations (in millions).
Revenues

	Year Ended December 31,
	2016	2015	2014
U.S. Networks	$3,285	$3,131	$2,950
International Networks	3,040	3,092	3,157
Education and Other	174	173	160
Corporate and inter-segment eliminations	(2)	(2)	(2)
Total revenues	$6,497	$6,394	$6,265
Adjusted OIBDA

	Year Ended December 31,
	2016	2015	2014
U.S. Networks	$1,922	$1,774	$1,680
International Networks	848	961	1,124
Education and Other	(10)	(2)	6
Corporate and inter-segment eliminations	(334)	(335)	(319)
Total Adjusted OIBDA	$2,426	$2,398	$2,491

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Net Income available to Discovery Communications, Inc. to total Adjusted OIBDA

	Year Ended December 31,
	2016	2015	2014
Net income available to Discovery Communications, Inc.	$1,194	$1,034	$1,139
Net income attributable to redeemable noncontrolling interests	23	13	(4)
Net income attributable to noncontrolling interests	1	1	2
Income tax expense	453	511	610
Income before income taxes	1,671	1,559	1,747
Other (income) expense, net	(4)	97	9
Loss (income) from equity investees, net	38	(1)	(23)
Interest expense	353	330	328
Operating income	2,058	1,985	2,061
(Gain) loss on disposition	(63)	17	(31)
Restructuring and other charges	58	50	90
Depreciation and amortization	322	330	329
Mark-to-market equity-based compensation	38	—	31
Amortization of deferred launch incentives	13	16	11
Total Adjusted OIBDA	$2,426	$2,398	$2,491
Total Assets

	December 31,
	2016	2015
U.S. Networks	$3,412	$3,295
International Networks	4,946	5,151
Education and Other	399	520
Corporate and inter-segment eliminations	7,001	6,898
Total assets	$15,758	$15,864
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company's segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company's CEO. The goodwill allocated from corporate assets to U.S. Networks and International Networks to account for goodwill is included in the goodwill balances disclosed in Note 8.
Content Amortization and Impairment Expense

	Year Ended December 31,
	2016	2015	2014
U.S. Networks	$756	$771	$732
International Networks	1,008	931	826
Education and Other	9	7	4
Corporate and inter-segment eliminations	—	—	(5)
Total content amortization and impairment expense	$1,773	$1,709	$1,557
Content amortization and impairment expenses are generally included in costs of revenues on the consolidated statements of operations (see Note 6).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by Country

	Year Ended December 31,
	2016	2015	2014
U.S.	$3,411	$3,261	$3,081
Non-U.S.	3,086	3,133	3,184
Total revenues	$6,497	$6,394	$6,265
Distribution and advertising revenues are attributed to each country based on viewer location. Other revenues are attributed to each country based on customer location.
Property and Equipment by Country

	December 31,
	2016	2015
U.S.	$258	$252
U.K.	107	129
Other non-U.S.	117	107
Total property and equipment, net	$482	$488
Property and equipment balances are allocated to each country based on the location of the asset.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016(a)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$1,561	$1,708	$1,556	$1,672
Operating income	489	586	458	525
Net income	269	415	225	309
Net income available to Discovery Communications, Inc.	263	408	219	304

Earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders
Basic	$0.42	$0.66	$0.37	$0.52
Diluted	$0.42	$0.66	$0.36	$0.52

	2015(b)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$1,537	$1,654	$1,557	$1,646
Operating income	482	557	505	441
Net income	250	289	283	226
Net income available to Discovery Communications, Inc.	250	286	279	219

Earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders
Basic	$0.38	$0.44	$0.43	$0.34
Diluted	$0.37	$0.44	$0.43	$0.34

(a) On September 30, 2016, the Company recorded an other-than-temporary impairment of $62 million related to its investment in Lionsgate. On December 2, 2016, the Company acquired a 39% minority interest in Group Nine Media, a newly formed media holding company, in exchange for contributions of $100 million and the Company's digital businesses Seeker and SourceFed, resulting in a gain of $50 million upon deconsolidation of the businesses. (See Note 3.)
(b) On May 30, 2014, the Company acquired a controlling interest in Eurosport and, as a result, the accounting for Eurosport was changed from an equity method investment to a consolidated subsidiary. On March 31, 2015, the Company completed its acquisition of an additional 31% interest in Eurosport France upon resolution of certain regulatory matters. On June 30, 2015, the Company disposed of its radio operations in SBS Nordic. (See Note 3.)
NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Overview
As of December 31, 2016 and 2015, all of the outstanding senior notes have been issued by DCL, a wholly-owned subsidiary of Discovery Communications Holding LLC (“DCH”), which is a wholly-owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 9.) The Company fully and unconditionally guarantees the senior notes on an unsecured basis. Each of the Company, DCH, and/or DCL (collectively the “Issuers”) may issue additional debt securities under the Company's current Registration Statement on Form S-3 that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly-owned subsidiary of the Company. DHC is included in the other non-guarantor subsidiaries of the Company.
The Company's 2016 minority investment in Group Nine Media and all related financial activity is included within the DCL issuer entity in the accompanying condensed consolidated financial statements. (See Note 4.)
Basis of Presentation
Solely for purposes of presenting the condensed consolidating financial statements, investments in the Company’s subsidiaries have been accounted for by their respective parent company using the equity method. Accordingly, in the following condensed consolidating financial statements the equity method has been applied to (i) the Company’s interests in DCH and the other non-guarantor subsidiaries of the Company, (ii) DCH’s interest in DCL, and (iii) DCL’s interests in the non-guarantor subsidiaries of DCL. Inter-company accounts and transactions have been eliminated to arrive at the consolidated financial statement amounts for the Company. The Company’s accounting bases in all subsidiaries, including goodwill and recognized intangible assets, have been pushed down to the applicable subsidiaries.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$20	$280	$—	$—	$300
Receivables, net	—	—	421	1,074	—	—	1,495
Content rights, net	—	—	8	302	—	—	310
Deferred income taxes	—	—	42	55	—	—	97
Prepaid expenses and other current assets	62	36	180	119	—	—	397
Inter-company trade receivables, net	—	—	195	—	—	(195)	—
Total current assets	62	36	866	1,830	—	(195)	2,599
Investment in and advances to subsidiaries	5,106	5,070	7,450	—	3,417	(21,043)	—
Noncurrent content rights, net	—	—	663	1,426	—	—	2,089
Goodwill, net	—	—	3,769	4,271	—	—	8,040
Intangible assets, net	—	—	272	1,240	—	—	1,512
Equity method investments, including note receivable	—	—	30	527	—	—	557
Other noncurrent assets, including property and equipment, net	—	20	306	655	—	(20)	961
Total assets	$5,168	$5,126	$13,356	$9,949	$3,417	$(21,258)	$15,758
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$52	$30	$—	$—	$82
Other current liabilities	—	—	516	963	—	—	1,479
Inter-company trade payables, net	—	—	—	195	—	(195)	—
Total current liabilities	—	—	568	1,188	—	(195)	1,561
Noncurrent portion of debt	—	—	7,315	526	—	—	7,841
Other noncurrent liabilities	1	—	403	542	20	(20)	946
Total liabilities	1	—	8,286	2,256	20	(215)	10,348
Redeemable noncontrolling interests	—	—	—	243	—	—	243
Total equity	5,167	5,126	5,070	7,450	3,397	(21,043)	5,167
Total liabilities and equity	$5,168	$5,126	$13,356	$9,949	$3,417	$(21,258)	$15,758

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$3	$387	$—	$—	$390
Receivables, net	—	—	435	1,044	—	—	1,479
Content rights, net	—	—	9	304	—	—	313
Deferred income taxes	—	—	36	32	—	—	68
Prepaid expenses and other current assets	47	26	163	110	—	—	346
Inter-company trade receivables, net	—	—	74	—	—	(74)	—
Total current assets	47	26	720	1,877	—	(74)	2,596
Investment in and advances to subsidiaries	5,406	5,381	7,539	—	3,618	(21,944)	—
Noncurrent content rights, net	—	—	601	1,429	—	—	2,030
Goodwill, net	—	—	3,769	4,395	—	—	8,164
Intangible assets, net	—	—	290	1,440	—	—	1,730
Equity method investments, including note receivable	—	—	25	542	—	—	567
Other noncurrent assets, including property and equipment, net	—	20	103	674	—	(20)	777
Total assets	$5,453	$5,427	$13,047	$10,357	$3,618	$(22,038)	$15,864
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$98	$21	$—	$—	$119
Other current liabilities	—	—	470	990	—	—	1,460
Inter-company trade payables, net	—	—	—	74	—	(74)	—
Total current liabilities	—	—	568	1,085	—	(74)	1,579
Noncurrent portion of debt	—	—	6,724	892	—	—	7,616
Other noncurrent liabilities	2	—	374	600	21	(20)	977
Total liabilities	2	—	7,666	2,577	21	(94)	10,172
Redeemable noncontrolling interests	—	—	—	241	—	—	241
Total equity	5,451	5,427	5,381	7,539	3,597	(21,944)	5,451
Total liabilities and equity	$5,453	$5,427	$13,047	$10,357	$3,618	$(22,038)	$15,864

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,963	$4,547	$—	$(13)	$6,497
Costs of revenues, excluding depreciation and amortization	—	—	466	1,970	—	(4)	2,432
Selling, general and administrative	14	—	292	1,393	—	(9)	1,690
Depreciation and amortization	—	—	41	281	—	—	322
Restructuring and other charges	—	—	28	30	—	—	58
Gain on disposition	—	—	(50)	(13)	—	—	(63)
Total costs and expenses	14	—	777	3,661	—	(13)	4,439
Operating (loss) income	(14)	—	1,186	886	—	—	2,058
Equity in earnings of subsidiaries	1,203	1,203	602	—	802	(3,810)	—
Interest expense	—	—	(332)	(21)	—	—	(353)
Loss from equity investees, net	—	—	(3)	(35)	—	—	(38)
Other income (expense), net	—	—	40	(36)	—	—	4
Income before income taxes	1,189	1,203	1,493	794	802	(3,810)	1,671
Income tax benefit (expense)	5	—	(290)	(168)	—	—	(453)
Net income	1,194	1,203	1,203	626	802	(3,810)	1,218
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(23)	(23)
Net income available to Discovery Communications, Inc.	$1,194	$1,203	$1,203	$626	$802	$(3,834)	$1,194

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,909	$4,498	$—	$(13)	$6,394
Costs of revenues, excluding depreciation and amortization	—	—	500	1,847	—	(4)	2,343
Selling, general and administrative	15	—	265	1,398	—	(9)	1,669
Depreciation and amortization	—	—	35	295	—	—	330
Restructuring and other charges	—	—	28	22	—	—	50
Loss on disposition	—	—	—	17	—	—	17
Total costs and expenses	15	—	828	3,579	—	(13)	4,409
Operating (loss) income	(15)	—	1,081	919	—	—	1,985
Equity in earnings of subsidiaries	1,044	1,044	505	—	696	(3,289)	—
Interest expense	—	—	(318)	(12)	—	—	(330)
Income (loss) from equity method investees, net	—	—	4	(3)	—	—	1
Other income (expense), net	—	—	9	(106)	—	—	(97)
Income before income taxes	1,029	1,044	1,281	798	696	(3,289)	1,559
Income tax benefit (expense)	5	—	(237)	(279)	—	—	(511)
Net income	1,034	1,044	1,044	519	696	(3,289)	1,048
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(13)	(13)
Net income available to Discovery Communications, Inc.	$1,034	$1,044	$1,044	$519	$696	$(3,303)	$1,034

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,871	$4,396	$—	$(2)	$6,265
Costs of revenues, excluding depreciation and amortization	—	—	454	1,671	—	(1)	2,124
Selling, general and administrative	15	—	223	1,455	—	(1)	1,692
Depreciation and amortization	—	—	34	295	—	—	329
Restructuring and other charges	—	—	17	73	—	—	90
Gain on disposition	—	—	—	(31)	—	—	(31)
Total costs and expenses	15	—	728	3,463	—	(2)	4,204
Operating (loss) income	(15)	—	1,143	933	—	—	2,061
Equity in earnings of subsidiaries	1,148	1,148	561	—	765	(3,622)	—
Interest expense	—	—	(319)	(9)	—	—	(328)
Income from equity method investees, net	—	—	10	13	—	—	23
Other income (expense), net	—	—	36	(45)	—	—	(9)
Income before income taxes	1,133	1,148	1,431	892	765	(3,622)	1,747
Income tax benefit (expense)	6	—	(283)	(333)	—	—	(610)
Net income	1,139	1,148	1,148	559	765	(3,622)	1,137
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	—	4	4
Net income available to Discovery Communications, Inc.	$1,139	$1,148	$1,148	$559	$765	$(3,620)	$1,139

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended to December 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$1,194	$1,203	$1,203	$626	$802	$(3,810)	$1,218
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(191)	(191)	(191)	(190)	(127)	699	(191)
Market value adjustments	38	38	38	38	25	(139)	38
Derivative adjustments	24	24	24	22	16	(86)	24
Comprehensive income	1,065	1,074	1,074	496	716	(3,336)	1,089
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to redeemable noncontrolling interests	(23)	(23)	(23)	(23)	(15)	84	(23)
Comprehensive income attributable to Discovery Communications, Inc.	$1,042	$1,051	$1,051	$473	$701	$(3,253)	$1,065

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
Other comprehensive income (loss), net of tax:
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(27)	$(9)	$249	$1,160	$—	$—	$1,373
Investing Activities
Payments for investments, net	—	—	(124)	(148)	—	—	(272)
Purchases of property and equipment	—	—	(18)	(70)	—	—	(88)
Proceeds from dispositions, net of cash disposed	—	—	—	19	—	—	19
Distributions from equity method investees	—	—	—	87	—	—	87
Inter-company distributions	—	—	30	—	—	(30)	—
Other investing activities, net	—	—	—	(2)	—	—	(2)
Cash (used in) provided by investing activities	—	—	(112)	(114)	—	(30)	(256)
Financing Activities
Commercial paper repayments, net	—	—	(45)	—	—	—	(45)
Borrowings under revolving credit facility	—	—	350	263	—	—	613
Principal repayments of revolving credit facility	—	—	(225)	(610)	—	—	(835)
Borrowings from debt, net of discount	—	—	498	—	—	—	498
Principal repayments of capital lease obligations	—	—	(5)	(23)	—	—	(28)
Repurchases of stock and stock settlements of common stock repurchase contracts	(1,374)	—	—	—	—	—	(1,374)
Prepayments for outstanding common stock repurchase contracts	(57)	—	—	—	—	—	(57)
Distributions to redeemable noncontrolling interests	—	—	—	(22)	—	—	(22)
Equity-based plan payments, net	46	—	—	—	—	—	46
Hedge of borrowings from debt instruments	—	—	40	—	—	—	40
Inter-company distributions	—	—	—	(30)	—	30	—
Inter-company contributions and other financing activities, net	1,412	9	(733)	(701)	—	—	(13)
Cash provided by (used in) financing activities	27	9	(120)	(1,123)	—	30	(1,177)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(30)	—	—	(30)
Net change in cash and cash equivalents	—	—	17	(107)	—	—	(90)
Cash and cash equivalents, beginning of period	—	—	3	387	—	—	390
Cash and cash equivalents, end of period	$—	$—	$20	$280	$—	$—	$300

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(134)	$(15)	$422	$1,004	$—	$—	$1,277
Investing Activities
Payments for investments, net	—	—	(10)	(262)	—	—	(272)
Purchases of property and equipment	—	—	(17)	(86)	—	—	(103)
Business acquisitions, net of cash acquired	—	—	—	(80)	—	—	(80)
Payments for derivative instruments	—	—	(11)	2	—	—	(9)
Proceeds from dispositions, net of cash disposed	—	—	—	61	—	—	61
Distributions from equity method investees	—	—	—	87	—	—	87
Inter-company distributions	—	—	37	—	—	(37)	—
Other investing activities, net	—	—	—	15	—	—	15
Cash (used in) provided by investing activities	—	—	(1)	(263)	—	(37)	(301)
Financing Activities
Commercial paper borrowings, net	—	—	(136)	—	—	—	(136)
Borrowings under revolving credit facility	—	—	—	1,016	—	—	1,016
Principal repayments of revolving credit facility	—	—	(13)	(252)	—	—	(265)
Borrowings from debt, net of discount	—	—	936	—	—	—	936
Principal repayments of debt	—	—	(849)	—	—	—	(849)
Principal repayments of capital lease obligations	—	—	(5)	(22)	—	—	(27)
Repurchases of stock	(951)	—	—	—	—	—	(951)
Purchase of redeemable noncontrolling interests	—	—	—	(548)	—	—	(548)
Distributions to redeemable noncontrolling interests	—	—	—	(42)	—	—	(42)
Equity-based plan proceeds, net	6	—	—	—	—	—	6
Hedge of borrowings from debt instruments	—	—	(29)	—	—	—	(29)
Inter-company distributions	—	—	—	(37)	—	37	—
Inter-company contributions and other financing activities, net	1,079	15	(330)	(777)	—	—	(13)
Cash provided by (used in) financing activities	134	15	(426)	(662)	—	37	(902)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(51)	—	—	(51)
Net change in cash and cash equivalents	—	—	(5)	28	—	—	23
Cash and cash equivalents, beginning of period	—	—	8	359	—	—	367
Cash and cash equivalents, end of period	$—	$—	$3	$387	$—	$—	$390

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$111	$(17)	$269	$955	$—	$—	$1,318
Investing Activities
Payments for investments, net	—	—	(5)	(175)	—	—	(180)
Purchases of property and equipment	—	—	(16)	(104)	—	—	(120)
Business acquisitions, net of cash acquired	—	—	(64)	(308)	—	—	(372)
Proceeds from disposition, net of cash acquired	—	—	—	45	—	—	45
Distributions from equity method investees	—	—	—	61	—	—	61
Other investing activities, net	—	—	—	(2)	—	—	(2)
Cash used in investing activities	—	—	(85)	(483)	—	—	(568)
Financing Activities
Commercial paper borrowings, net	—	—	229	—	—	—	229
Borrowings under revolving credit facility	—	—	553	145	—	—	698
Principal repayments of revolving credit facility	—	—	(540)	(120)	—	—	(660)
Borrowings from debt, net of discount	—	—	415	—	—	—	415
Principal repayments of capital lease obligations	—	—	(4)	(15)	—	—	(19)
Repurchases of stock	(1,422)	—	—	—	—	—	(1,422)
Distributions to redeemable noncontrolling interests	—	—	—	(2)	—	—	(2)
Equity-based plan proceeds, net	44	—	—	—	—	—	44
Inter-company contributions and other financing activities, net	1,267	17	(952)	(349)	—	—	(17)
Cash (used in) provided by financing activities	(111)	17	(299)	(341)	—	—	(734)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(57)	—	—	(57)
Net change in cash and cash equivalents	—	—	(115)	74	—	—	(41)
Cash and cash equivalents, beginning of period	—	—	123	285	—	—	408
Cash and cash equivalents, end of period	$—	$—	$8	$359	$—	$—	$367

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.

PART III
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (“2017 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.
ITEM 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2017 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, which are incorporated herein by reference.
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
ITEM 11. Executive Compensation.
Information regarding executive compensation will be set forth in our 2017 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” which are incorporated herein by reference.
Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2017 Proxy Statement under the captions “Risk Considerations in our Compensation Programs,” “Board Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee,” respectively, which are incorporated herein by reference.
Information regarding compensation committee reports will be set forth in our 2017 Proxy Statement under the captions “Report of the Compensation Committee” and “Report of the Equity Compensation Subcommittee of the Compensation Committee,” which are incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2017 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.
Information regarding security ownership of certain beneficial owners and management will be set forth in our 2017 Proxy Statement under the captions “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Certain Beneficial Owners of Discovery” and “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Discovery Management,” which are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence will be set forth in our 2017 Proxy Statement under the captions “Certain Relationships and Related Person Transactions,” “Policy Governing Related Person Transactions,” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services will be set forth in our 2017 Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Description of Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm,” which are incorporated herein by reference.

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

ITEM 16. Form 10-K Summary

Not Applicable.

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

4.4
Form of Registration Rights Agreement, by and between Discovery Communications, Inc. and Advance/Newhouse content Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement (SEC 333-151586))

4.5
Form of Rights Agreement, by and between Discovery Communications, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Registration Statement (SEC File No. 333-151586))

4.6
Amendment No. 1 to Rights Agreement between Discovery Communications, Inc. and Computershare Trust Company, N.A. dated December 10, 2008 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 11, 2008 (SEC File No. 001-34177))

4.7
Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009 (SEC File No. 001-34177))

4.8
Supplemental Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2009 (SEC File No. 001-34177))

4.9
Second Supplemental Indenture dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010 (SEC File No. 001-34177))

4.10
Third Supplemental Indenture, dated as of June 20, 2011, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 21, 2011 (SEC File No. 001-34177))

4.11
Fourth Supplemental Indenture, dated as of May 17, 2012, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 17, 2012 (SEC File No. 001-34177))

4.12
Fifth Supplemental Indenture, dated as of March 19, 2013, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2013 (SEC File No. 001-34177))

EXHIBITS INDEX

Exhibit No.                    Description

4.13
Sixth Supplemental Indenture, dated as of March 7, 2014, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as trustee and Evalon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on March 7, 2014 (SEC File No. 001-34177))

4.14
Seventh Supplemental Indenture, dated March 2, 2015, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 2, 2015 (SEC File No. 001-34177))

4.15
Eighth Supplemental Indenture, dated March 19, 2015, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee, and Elavon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2015 (SEC File No. 001-34177))

4.16
Ninth Supplemental Indenture, dated March 11, 2016, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 11, 2016 (SEC File No. 001-34177))

4.17
Amended and Restated Credit Agreement, dated February 4, 2016, among Discovery Communications, LLC ("DCL"), certain wholly-owned subsidiaries of DCL, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Lender (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 5, 2016 (SEC File No. 001-34177))

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

EXHIBITS INDEX

Exhibit No.                    Description

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

10.36
Form of David Zaslav's Stock Dividend Related Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.37
Form of David Zaslav's Stock Dividend Related Stock Appreciation Right Agreement for Pre-2014 Awards (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.38
Form of David Zaslav's Stock Dividend Related Stock Appreciation Right Agreement for the 2014 Award (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.39
Employment Agreement, dated as of November 28, 2006, between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 1”))*

EXHIBITS INDEX

Exhibit No.                    Description

10.40
Addendum to Employment Agreement dated September 9, 2009 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2009 (SEC File No. 001-34177))*

10.41
Second Addendum to Employment Agreement dated December 15, 2011 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 21, 2011 (SEC File No. 001-34177))*

10.42
Employment Agreement between Discovery Communications, Inc. and David Zaslav dated January 2, 2014 (incorporated by reference to Exhibit 10.44 to the Form 10-K filed on February 20, 2014 (SEC File No. 001-34177))*

10.43
Amended and Restated Employment Agreement, dated as of July 21, 2010, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2010 (SEC File No. 001-34177))*

10.44
First Amendment to Employment Agreement, dated as of July 31, 2014, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

10.45
Employment Agreement, dated as of August 8, 2014, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

10.46
Amendment to Employment Agreement, dated September 24, 2015, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2015 (SEC File No. 001-34177))*

10.47
Employment Agreement dated as of January 9, 2012 between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 8, 2012 (SEC File No. 001-34177))*

10.48
Amendment to Employment Agreement dated as of June 1, 2012 between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.33 to the Form 10-K/A filed on February 19, 2013 (SEC File No. 001-34177))*

10.49
Employment Agreement, dated as of September 18, 2014, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

10.50
Amendment to Employment Agreement, dated February 22, 2016, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 23, 2016 (SEC File No. 001-34177))*

EXHIBITS INDEX

Exhibit No.                    Description

10.51
Amendment to Employment Agreement, dated September 30, 2016, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2016 (SEC File No. 001-34177))*

10.52	Amendment to Employment Agreement, dated January 18, 2017, between Andrew Warren and Discovery Communications, LLC (filed herewith)*

10.53
Employment Agreement, dated January 14, 2014, between Jean-Briac Perrette and Discovery Communications, LLC (incorporated by reference to Exhibit 10.54 to the Form 10-K filed on February 19, 2015 (SEC File No. 001-34177))*

10.54
Employment Agreement, dated June 13, 2016, between Jean-Briac Perrette and Discovery Corporate Services Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 2, 2016 (SEC File No. 001-34177))*

10.55
Employment Agreement, dated as of March 1, 2014 between Adria Alpert Romm and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 5, 2015 (SEC File No. 001-34177))*

10.56
Amendment to Employment Agreement, dated October 11, 2016, between Adria Alpert Romm and Discovery Communications, LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on November 1, 2016 (SEC File No. 001-34177))*

10.57
Form of Escrow Agreement, by and among Discovery Communications, Inc., Advance/Newhouse Programming Partnership, and the escrow agent (incorporated by reference to Exhibit 10.17 to Amendment No. 2 (SEC File No. 333-151586))

10.58
Share Repurchase Agreement, entered into as of May 22, 2014, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2014 (SEC File No. 001-34177))

10.59
Letter Amendment, dated August 25, 2014, between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 26, 2014 (SEC File No. 001-34177))

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
†Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015, and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: February 14, 2017	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 14, 2017
David M. Zaslav

/s/ Andrew Warren	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2017
Andrew Warren

/s/ Kurt T. Wehner	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2017
Kurt T. Wehner

/s/ S. Decker Anstrom	Director	February 14, 2017
S. Decker Anstrom

/s/ Robert R. Beck	Director	February 14, 2017
Robert R. Beck

/s/ Robert R. Bennett	Director	February 14, 2017
Robert R. Bennett

/s/ Paul A. Gould	Director	February 14, 2017
Paul A. Gould

/s/ John C. Malone	Director	February 14, 2017
John C. Malone

/s/ Robert J. Miron	Director	February 14, 2017
Robert J. Miron

/s/ Steven A. Miron	Director	February 14, 2017
Steven A. Miron

/s/ M. LaVoy Robison	Director	February 14, 2017
M. LaVoy Robison

/s/ Susan M. Swain	Director	February 14, 2017
Susan M. Swain

/s/ J. David Wargo	Director	February 14, 2017
J. David Wargo