Form 10-Q
period 2017-03-31
Discovery Communications, Inc.
filed 2017-05-09
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of May 2, 2017:

Series A Common Stock, par value $0.01 per share	153,770,826
Series B Common Stock, par value $0.01 per share	6,512,379
Series C Common Stock, par value $0.01 per share	224,289,527

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$267	$300
Receivables, net	1,560	1,495
Content rights, net	395	310
Prepaid expenses and other current assets	369	397
Total current assets	2,591	2,502
Noncurrent content rights, net	2,038	2,089
Property and equipment, net	504	482
Goodwill, net	8,077	8,040
Intangible assets, net	1,489	1,512
Equity method investments, including note receivable	690	557
Other noncurrent assets	473	490
Total assets	$15,862	$15,672
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$200	$241
Accrued liabilities	1,008	1,075
Deferred revenues	194	163
Current portion of debt	132	82
Total current liabilities	1,534	1,561
Noncurrent portion of debt	7,970	7,841
Deferred income taxes	429	467
Other noncurrent liabilities	345	393
Total liabilities	10,278	10,262
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	249	243
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 27 and 28 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 156 and 155 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 382 and 381 shares issued	4	4
Additional paid-in capital	7,146	7,046
Treasury stock, at cost	(6,496)	(6,356)
Retained earnings	5,382	5,232
Accumulated other comprehensive loss	(704)	(762)
Total equity	5,335	5,167
Total liabilities and equity	$15,862	$15,672
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Distribution	$855	$801
Advertising	687	687
Other	71	73
Total revenues	1,613	1,561
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	607	592
Selling, general and administrative	415	408
Depreciation and amortization	80	79
Restructuring and other charges	24	6
Gain on disposition	—	(13)
Total costs and expenses	1,126	1,072
Operating income	487	489
Interest expense	(91)	(85)
Loss on extinguishment of debt	(54)	—
Loss from equity investees, net	(53)	(8)
Other expense, net	(13)	(16)
Income before income taxes	276	380
Income tax expense	(55)	(111)
Net income	221	269
Net income attributable to redeemable noncontrolling interests	(6)	(6)
Net income available to Discovery Communications, Inc.	$215	$263

Net income per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Basic	$0.37	$0.42
Diluted	$0.37	$0.42
Weighted average shares outstanding:
Basic	389	413
Diluted	588	630
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2017	2016
Net income	$221	$269
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	68	58
Available-for-sale securities	(1)	(21)
Derivatives	(8)	(17)
Comprehensive income	280	289
Comprehensive income attributable to redeemable noncontrolling interests	(7)	(7)
Comprehensive income attributable to Discovery Communications, Inc.	$273	$282
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$221	$269
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	21	24
Depreciation and amortization	80	79
Content amortization and impairment expense	458	441
Gain on disposition	—	(13)
Equity in losses of investee companies, net of cash distributions	54	9
Deferred income taxes	(34)	(58)
Loss on extinguishment of debt	54	—
Other, net	3	15
Changes in operating assets and liabilities:
Receivables, net	(44)	(7)
Content rights, net	(474)	(488)
Accounts payable and accrued liabilities	(121)	(148)
Share-based compensation liabilities	(1)	(5)
Income taxes receivable and prepaid income taxes	48	28
Foreign currency and other, net	(10)	(84)
Cash provided by operating activities	255	62
Investing Activities
Payments for investments	(188)	—
Distributions from equity method investees	5	15
Purchases of property and equipment	(47)	(15)
Proceeds from derivative instruments, net	5	—
Other investing activities, net	1	(1)
Cash used in investing activities	(224)	(1)
Financing Activities
Commercial paper borrowings (repayments), net	54	(93)
Borrowings under revolving credit facility	150	95
Principal repayments of revolving credit facility	(125)	(252)
Borrowings from debt, net of discount and including premiums	659	498
Principal repayments of debt, including discount payment and premiums to par value	(650)	—
Principal repayments of capital lease obligations	(13)	(12)
Repurchases of stock	(200)	(373)
Cash settlement of common stock repurchase contracts	58	—
Distributions to redeemable noncontrolling interests	(3)	(2)
Share-based plan payments, net	(8)	(5)
Other financing activities, net	(6)	(11)
Cash used in financing activities	(84)	(155)
Effect of exchange rate changes on cash and cash equivalents	20	37
Net change in cash and cash equivalents	(33)	(57)
Cash and cash equivalents, beginning of period	300	390
Cash and cash equivalents, end of period	$267	$333
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2016	99	$2	543	$5	$7,046	$(6,356)	$5,232	$(762)	$5,167
Cumulative effect of accounting change - share-based payments	—	—	—	—	4	—	(4)	—	—
Net income available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	215	—	215
Other comprehensive income	—	—	—	—	—	—	—	58	58
Repurchases of stock	(1)	—	—	—	—	(140)	(60)	—	(200)
Cash settlement of common stock repurchase contracts	—	—	—	—	58	—	—	—	58
Share-based compensation	—	—	—	—	11	—	—	—	11
Tax settlements associated with share-based compensation	—	—	(1)	—	(30)	—	—	—	(30)
Issuance of stock in connection with share-based plans	—	—	3	—	57	—	—	—	57
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(1)	—	(1)
March 31, 2017	98	$2	545	$5	$7,146	$(6,496)	$5,382	$(704)	$5,335
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including pay-television ("pay-TV"), free-to-air ("FTA") and broadcast, various digital distribution platforms and content licensing agreements. The Company also operates a portfolio of websites, digital direct-to-consumer products, production studios and curriculum-based education products and services. The Company presents its operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting principally of international television networks and digital content services. In addition, Education and Other consists principally of curriculum-based product and service offerings and production studios. Financial information for Discovery’s reportable segments is discussed in Note 16.
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
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually re-evaluates its estimates, judgments and assumptions, and management’s evaluation could change. These estimates are sometimes complex, sensitive to changes in assumptions and may require fair value determinations using Level 3 fair value measurements. Actual results may differ materially from those estimates.
Estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, share-based compensation, income taxes, other financial instruments, contingencies and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.
Reclassifications
The Company adopted new accounting guidance for share-based payments, deferred income taxes and statements of cash flows as of January 1, 2017. These adoptions resulted in reclassifications of current deferred tax assets to noncurrent deferred tax assets and liabilities in the Company's balance sheet as of December 31, 2016 to conform to the current period presentation. The impact of these reclassifications is shown within the Balance Sheet Classification of Deferred Income Taxes section below. The new accounting pronouncements adopted for share-based payments and cash flow statements did not impact the prior period amounts presented in these financial statements. The impact of the adoptions to other prior periods not presented in these financial statements were disclosed in the 2016 Form 10-K. See further discussion of new accounting pronouncements adopted below.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting and Reporting Pronouncements Adopted
Share-Based Payments
On January 1, 2017, the Company adopted new guidance that simplifies how share-based payments are accounted for and presented in the financial statements. The new guidance impacted the financial statements as follows:

•
Actual forfeitures are used in the calculations of share-based compensation expense instead of estimated forfeitures. Retained earnings was decreased by approximately $4 million to effect the modified retrospective method impact of the adoption as of January 1, 2017.

•
Net windfall tax benefits or deficiencies are recorded in income tax expense in the period in which they occur, whereas they were previously recorded in additional paid-in capital (“APIC”). This change has been applied prospectively. There were no net tax windfall benefits or deficiencies for the three months ended March 31, 2016.

•
Expected cash flows from net windfall tax benefits are no longer factored into the calculation of the number of shares for diluted earnings per share. This change has been applied prospectively. Net windfall tax benefits did not impact the presentation of diluted earnings per share for the three months ended March 31, 2016.

•
Cash flows from net windfall tax benefits are classified as operating activities in the statement of cash flows presentation. Previously net windfall tax benefits were classified as financing activities. This change is applied retrospectively, resulting in the adjustment of prior period amounts; however, cash flows from operating activities and cash used in financing activities were not impacted for the three months ended March 31, 2016, as there was no net tax windfall benefit for the period.

•	The Company evaluated the accounting for awards that are liability-classified and marked-to-market each accounting period and concluded that there is no change to the accounting for those awards.
Balance Sheet Classification of Deferred Income Taxes
On January 1, 2017, the Company adopted new guidance that removes the requirement to separate deferred tax assets and liabilities into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Company's consolidated balance sheets. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company retrospectively adopted the new guidance effective January 1, 2017. The following table summarizes the adjustments the Company made to conform prior period classifications to the new guidance:

	December 31, 2016
	As reported	As adjusted
Current deferred income tax assets	$97	$—
Noncurrent deferred income tax assets (included within other noncurrent assets)	9	20
Noncurrent deferred income tax liabilities	(553)	(467)
Total	$(447)	$(447)
Statement of Cash Flows
On January 1, 2017, the Company adopted new guidance that reduces diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The topics relevant to the Company include: (1) debt prepayment or debt extinguishment costs, which prior to adoption were classified as operating activities, but are now classified as financing activities, (2) settlement and receipt of discounts and premiums associated with our senior notes, which prior to adoption were classified as operating activities, but are now classified as financing activities when the stated interest rate is deemed not insignificant to the effective interest rate of the borrowing, (3) contingent consideration payments not made soon after a business combination date must be classified as financing activities up to the contingent consideration liability amount and any excess payment is classified as operating activities, and (4) the Company has elected to assess distributions received from equity method investees based on the nature of distribution approach, which classifies distributions received from equity method investees based on the nature of the activity that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities). The Company early adopted this guidance retrospectively effective January 1, 2017. There was no impact from the adoption of the new guidance on the prior period financial statements presented for the three months ended March 31, 2016, as there were no transactions related to the first and second items listed above and no change in the Company's historical accounting policy was required for the third and fourth items listed above.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting and Reporting Pronouncements Not Yet Adopted
Goodwill
Under the current accounting guidance, the quantitative goodwill impairment test is performed using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the quantitative impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit’s identifiable net assets excluding goodwill is compared to the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill impairments. The new guidance eliminates Step 2 from the goodwill impairment test, and eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Therefore, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this update should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Income Taxes
In October 2016, the FASB issued guidance that simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance includes requirements to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, and therefore eliminates the exception for an intra-entity transfer of an asset other than inventory. The new standard is effective for reporting periods beginning after December 15, 2017, with any adjustments applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Leases
In February 2016, the FASB issued guidance on leases that will require lessees to recognize almost all of their leases on the balance sheet by recording a right-of-use asset and liability. The new standard will be effective for reporting periods beginning after December 15, 2018, and requires application of the new accounting guidance at the beginning of the earliest comparative period presented in the year of adoption. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements however, it is expected that assets and liabilities will increase materially when operating leases are recorded under the new standard.
Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued guidance regarding the classification and measurement of financial instruments. The standard requires equity securities, including available-for-sale ("AFS") securities, to be measured at fair value with changes in the fair value recognized through net income, superseding the guidance permitting entities to record gains and losses on equity securities with readily determinable fair values in accumulated other comprehensive income. Investments accounted for under the equity method of accounting or that result in consolidation are not included within the scope of this update. The new standard will affect the Company's accounting for AFS securities for reporting periods prospectively beginning after December 15, 2017.
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which applies a single, comprehensive revenue recognition model for all contracts with customers. This standard, as amended, contains principles with respect to the measurement and timing of recognition of revenue. The Company will recognize revenue to reflect the transfer of goods or services to customers at an amount that it expects to be entitled to receive in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017. In addition, the guidance requires new or expanded disclosures related to the judgments made by companies when following the framework. The Company will apply the new revenue standard beginning January 1, 2018, and will not early adopt. The Company has identified the advertising sales and distribution revenue streams as significant and has made progress with respect to its analysis of each of these in accordance with the new guidance to determine the impact on the consolidated financial statements. The guidance permits two methods of adoption:

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). When the Company has completed its evaluation, it will determine the method of transition that will be used in adopting the new standard.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, more than 90% of distribution revenue comes from the Company's largest 10 distributors in the U.S. For the International Networks segment, approximately 42% of distribution revenue comes from the Company's largest 10 distributors outside of the U.S. Agreements in place with the major cable and satellite operators in the U.S. Networks and International Networks expire at various times from 2017 through 2021. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three months ended March 31, 2017 or 2016. As of March 31, 2017 and December 31, 2016, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
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
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of March 31, 2017, the Company did not anticipate nonperformance by any of its counterparties.
Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks through evaluating and monitoring the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. In connection with the Company's hedge of certain investments classified as AFS securities, the Company has pledged shares as collateral to the derivative counterparty. (See Note 3.) The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. As of March 31, 2017, no collateral has been posted by either party under these arrangements. As of March 31, 2017, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $61 million. (See Note 4.)
NOTE 2. DISPOSITIONS
Group Nine Transaction
In 2016, the Company recorded a pre-tax gain of $50 million upon disposition of its digital network Seeker and production studio SourceFed, following its contribution of the businesses and $100 million in cash for the formation of a new joint venture, Group Nine Media, Inc. ("Group Nine Media"), on December 2, 2016 ("Group Nine Transaction"). Group Nine Media includes Thrillist Media Group, NowThis Media and TheDodo.com. As a result of the transaction, Discovery obtained a 39% ownership interest in the preferred stock of Group Nine Media, which is accounted for under the cost method of accounting. (See Note 3.) The

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

gain on contribution of the digital networks business included the disposition of $32 million in net assets, including $22 million of goodwill allocated to the transaction based on the relative fair values of the digital networks business disposed of and the portion of the U.S. Networks reporting unit that was retained.
Radio
On June 30, 2015, Discovery sold its radio business in the Nordics to Bauer Media Group ("Bauer") for total consideration, net of cash disposed, of €72 million ($80 million), which included €54 million ($61 million) in cash and €18 million ($19 million) of contingent consideration. The cumulative gain on the disposal is $1 million. Based on the final resolution and receipt of contingent consideration payable, Discovery recorded a pre-tax gain of $13 million for the three months ended March 31, 2016. The Company had previously recorded a $12 million loss including estimated contingent consideration as disclosed for the quarter ended December 31, 2015.
Raw and Betty Studios, LLC.
On April 28, 2017, the Company sold its production studios Raw TV Limited (“Raw”) and Betty TV Limited (“Betty”) to DLG Acquisitions Limited (“All3Media”). All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting. As of March 31, 2017, the assets and liabilities of Raw and Betty qualified as held for sale; total assets were approximately $69 million, comprised of goodwill, cash, receivables and content, and total liabilities were $32 million. The Company expects to reflect a small gain for the disposition of these businesses in the June 30, 2017 financial statements.
The Company determined that the disposals noted above did not meet the definition of discontinued operations, because the dispositions do not represent strategic shifts that have a significant impact on the Company's operations and consolidated financial results.
NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	March 31, 2017	December 31, 2016
Trading securities: mutual funds	Prepaid expenses and other current assets	$167	$160
Equity method investments	Equity method investments, including note receivable	690	557
AFS securities:
Common stock	Other noncurrent assets	63	64
Common stock - pledged	Other noncurrent assets	64	64
Cost method investments	Other noncurrent assets	245	245
Total investments		$1,229	$1,090
Trading Securities
Trading securities include investments in mutual funds held in a separate trust which are owned as part of the Company’s supplemental retirement plan. (See Note 4.)
Equity Method Investments
The Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. Almost all equity method investees are privately owned. The carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees, except for Oprah Winfrey Network ("OWN"), because the Company has recorded losses in excess of its ownership interest, and certain investments in renewable energy projects accounted for using the Hypothetical Liquidation at Book Value ("HLBV") methodology under the equity method of accounting. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of March 31, 2017, the Company’s estimated risk of loss for all its VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $619 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $556 million and $426 million as of March 31, 2017 and December 31, 2016, respectively. The

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company recognized its portion of net losses and net income generated by VIEs of $43 million and $8 million for the three months ended March 31, 2017 and 2016, respectively.
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
The carrying value of the Company’s investment in OWN of $353 million and $320 million as of March 31, 2017 and December 31, 2016, respectively, includes the Company's note receivable and accumulated investment balance. The Company's combined advances to and note receivable from OWN, including accrued interest, were $309 million and $311 million as of March 31, 2017 and December 31, 2016, respectively. The interest on the note, compounded annually, is 5.0%. During the three months ended March 31, 2017, the Company received net repayments of $6 million from OWN and accrued interest on the note receivable of $4 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company will provide additional funding to OWN, if necessary, and expects to recoup amounts funded. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo. The Company monitors the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. There has been no impairment of the OWN note receivable.
In accordance with the venture agreement, losses generated by OWN are generally allocated to both investors based on their proportionate ownership interests. However, the Company has recorded its portion of OWN’s losses based upon accounting rules for equity method investments. Prior to the contribution of the Discovery Health network to OWN at its launch, the Company had recognized $104 million, or 100%, of OWN’s net losses. During the three months ended March 31, 2012, accumulated operating losses at OWN exceeded the equity contributed to OWN, and Discovery began again to record 100% of OWN’s net losses. Although OWN has become profitable, the Company will record 100% of any net losses to the extent they result from OWN's operations as long as Discovery has provided all funding to OWN and OWN’s accumulated losses continue to exceed the equity contributed. All of OWN's net income has been and will continue to be recorded by the Company until the Company recovers losses absorbed in excess of the Company's equity ownership interest.
Based on the joint venture agreement, as amended on April 1, 2016, Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount during 90-day windows beginning on April 1, 2017 and every two and a half years commencing July 1, 2018 through January 1, 2026. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fifth put exercise date. The Company has not recorded amounts for the put right because the fair value of this put right was zero as of March 31, 2017 and December 31, 2016.
Renewable Energy Investments
During three months ended March 31, 2017, the Company invested $181 million in limited liability companies that sponsor renewable energy projects related to solar energy. The Company expects these investments to result in tax benefits received, which reduce the Company's tax liability, and cash flows from the operation of the investee. These investments are considered VIEs of the Company. The Company does not consolidate the investments as the Company does not have the power to direct the activities that will most significantly impact their economic performance such as the investee's ability to obtain sufficient customers or control solar panel assets. As such, the Company accounts for these investments under the equity method of accounting as the Company possesses rights that allow the Company to exercise significant influence over the investments. Once a stipulated return on investment is garnered by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company applies the HLBV method for recognizing the Company's proportionate share of the investments' net earnings or losses.
During the three months ended March 31, 2017, the Company recognized $83 million of losses on these investments as part of loss from equity investees, net in the consolidated statements of operations. The Company recorded tax benefits of $56 million associated with these investments during the three months ended March 31, 2017. These tax benefits, recorded as a component of income tax expense, which is comprised of $31 million from the entities' passive losses and $25 million from investment tax

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

credits, the latter of which is accounted for utilizing the flow through method. No investments in renewable energy projects were held by the Company for the three months ended March 31, 2016. As of March 31, 2017 and December 31, 2016, the Company's carrying value of renewable energy investments was $137 million and $39 million, respectively. The Company has $61 million of future funding commitments for these investments as of March 31, 2017, which are cancelable under limited circumstances.
Other Equity Method Investments
At March 31, 2017 and December 31, 2016, the Company's other equity method investments included All3Media, a Russian cable television business, Mega TV in Chile, and certain joint ventures in Canada. The Company acquired other equity method investments and made additional contributions to existing equity method investments totaling $9 million during the three months ended March 31, 2017.
Available-for-Sale Securities
On November 12, 2015, the Company acquired 5 million shares, or approximately 3%, of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company, for $195 million. Lionsgate operates in the motion picture production and distribution, television programming and syndication, home entertainment and digital distribution business. As the shares have a readily determinable fair value and the Company has the intent to retain the investment, the shares are classified as AFS securities.
The accumulated amounts associated with the components of the Company's AFS securities, which are included in other non-current assets, are summarized in the table below (in millions).

	March 31, 2017	December 31, 2016
Cost	$195	$195
Accumulated change in value of the hedged AFS recognized in other expense, net	(19)	(19)
Other-than-temporary impairment of AFS securities	(62)	(62)
Unhedged AFS - other comprehensive income (loss)	13	14
Carrying value	$127	$128

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
In 2016, the Company determined that the decline in value of AFS securities related to its investment in Lionsgate was other-than-temporary in nature and, as such, the cost basis was adjusted to fair value. The impairment determination was based on the sustained decline in the stock price of Lionsgate in relation to the purchase price and the prolonged length of time the fair value of the investment had been less than the carrying value. Based on the other-than-temporary impairment determination, unrealized pre-tax losses of $62 million previously recorded as a component of other comprehensive income (loss) were recognized as an impairment charge that was included as a component of other expense, net for the quarter ended September 30, 2016. Since the impairment charge in 2016, the changes in fair value as a result of changes in stock price have been recorded as a component of other comprehensive income (loss).
Cost Method Investments
The Company's cost method investments as of March 31, 2017 primarily include its 39% minority interest in Group Nine Media valued at $182 million. (See Note 2.) Although Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, the Company applies the cost method for its ownership interest, which does not meet the definition of in-substance common stock. The Company also has investments in an educational website and an electric car racing series.

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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds	Prepaid expenses and other current assets	$167	$—	$—	$167
AFS securities:
Common stock	Other noncurrent assets	63	—	—	63
Common stock - pledged	Other noncurrent assets	64	—	—	64
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	16	—	16
Net investment hedges:
Cross-currency swaps	Prepaid expenses and other current assets	—	1	—	1
Cross-currency swaps	Other noncurrent assets	—	21	—	21
Fair value hedges:
Equity (Lionsgate Collar)	Other noncurrent assets	—	23	—	23
Total		$294	$61	$—	$355
Liabilities
Deferred compensation plan	Accrued liabilities	$172	$—	$—	$172
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	19	—	19
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	5	—	5
Cross-currency swaps	Other noncurrent liabilities	—	25	—	25
Total		$172	$49	$—	$221

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2016
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds	Prepaid expenses and other current assets	$160	$—	$—	$160
AFS securities:
Common stock	Other noncurrent assets	64	—	—	64
Common stock - pledged	Other noncurrent assets	64	—	—	64
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	31	—	31
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	35	—	35
Fair value hedges:
Equity (Lionsgate Collar)	Other noncurrent assets	—	25	—	25
No hedging designation:
Cross-currency swaps	Other noncurrent assets	—	1	—	1
Total		$288	$92	$—	$380
Liabilities
Deferred compensation plan	Accrued liabilities	$160	$—	$—	$160
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	18	—	18
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	3	—	3
Cross-currency swaps	Other noncurrent liabilities	—	31	—	31
Total		$160	$52	$—	$212
The fair value of Level 1 trading securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. (See Note 3). The fair value of the deferred compensation plan liability was determined based on the fair value of the related investments elected by employees. While the deferred compensation plan liability is typically equal to the fair value of trading securities, as of March 31, 2017, a payment to the plan was pending. As such, the deferred compensation liability is $5 million more than the fair value of trading securities at March 31, 2017.
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
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of March 31, 2017 and December 31, 2016. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.5 billion and $7.4 billion as of March 31, 2017 and December 31, 2016, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	March 31, 2017	December 31, 2016
Produced content rights:
Completed	$3,942	$3,920
In-production	436	420
Coproduced content rights:
Completed	656	632
In-production	35	57
Licensed content rights:
Acquired	1,049	1,090
Prepaid(a)	165	129
Content rights, at cost	6,283	6,248
Accumulated amortization	(3,850)	(3,849)
Total content rights, net	2,433	2,399
Current portion	(395)	(310)
Noncurrent portion	$2,038	$2,089
(a) Prepaid licensed content rights includes prepaid rights to the Olympic games of $52 million that are reflected as current content rights assets on the consolidated balance sheet as of March 31, 2017.
Content expense is included in costs of revenues on the consolidated statements of operations and consisted of the following (in millions).

	Three months ended March 31,
	2017	2016
Content amortization	$455	$435
Other production charges	65	59
Content impairments	3	6
Total content expense	$523	$500

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	March 31, 2017	December 31, 2016
5.625% Senior notes, semi-annual interest, due August 2019	$411	$500
5.05% Senior notes, semi-annual interest, due June 2020	789	1,300
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	322	314
3.30% Senior notes, semi-annual interest, due May 2022	500	500
3.25% Senior notes, semi-annual interest, due April 2023	350	350
3.80% Senior notes, semi-annual interest, due March 2024	450	—
3.45% Senior notes, semi-annual interest, due March 2025	300	300
4.90% Senior notes, semi-annual interest, due March 2026	700	500
1.90% Senior notes, euro denominated, annual interest, due March 2027	644	627
6.35% Senior notes, semi-annual interest, due June 2040	850	850
4.95% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
Revolving credit facility	575	550
Commercial paper	102	48
Capital lease obligations	167	151
Total debt	8,160	7,990
Unamortized discount and debt issuance costs	(58)	(67)
Debt, net	8,102	7,923
Current portion of debt	(132)	(82)
Noncurrent portion of debt	$7,970	$7,841
Senior Notes
On March 13, 2017, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued $450 million principal amount of 3.80% senior notes due March 13, 2024 (the "2017 USD Notes") and an additional $200 million principal amount of its existing 4.90% senior notes due March 11, 2026 (the "2016 USD Notes"). Interest on the 2017 USD Notes is payable semi-annually on March 13 and September 13 of each year. Interest on the 2016 USD Notes is payable semi-annually on March 11 and September 11 of each year. The proceeds received by DCL from the 2017 USD Notes were net of a $1 million issuance discount and $4 million of debt issuance costs. The proceeds received by DCL from the 2016 USD Notes included a $10 million issuance premium and were net of $2 million of debt issuance costs. The issuances are fully and unconditionally guaranteed by the Company.
DCL used the proceeds from the offerings to repurchase $600 million aggregate principal amount of DCL's 5.05% senior notes due 2020 and 5.625% senior notes due 2019 in a cash tender offer. The repurchase resulted in a pretax loss on extinguishment of debt of $54 million, which is presented as a separate line item on the Company's consolidated statements of operations and recognized as a component of financing cash outflows on the consolidated statements of cash flows. The loss included $50 million for premiums to par value, $2 million of non-cash write-offs of unamortized deferred financing costs, $1 million for the write-off of the original issue discount of these senior notes and $1 million accrued for other third-party fees.
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
As of March 31, 2017, the Company had outstanding borrowings under the revolving credit facility of $575 million at a weighted average interest rate of 2.16%, none of which were denominated in foreign currencies. As of December 31, 2016, the Company had outstanding borrowings under the revolving credit facility of $550 million at a weighted average interest rate of

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.05%, none of which were denominated in foreign currencies. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. For borrowings denominated in foreign currencies, the interest rate is based on adjusted LIBOR, plus a margin. The current margins are 1.30% and 0.30%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.20% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of March 31, 2017, the Company, DCL and the other borrowers were in compliance with all covenants, and there were no events of default under the revolving credit facility.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $102 million with a weighted average interest rate of approximately 1.25% as of March 31, 2017 and $48 million with a weighted average interest rate of approximately 1.20% as of December 31, 2016.
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
Unsettled derivative contracts are recorded at their gross fair values on the consolidated balance sheets. (See Note 4.) The portion of the fair value that represents cash flows occurring within one year are classified as current, and the portion related to cash flows occurring beyond one year are classified as noncurrent. Gains and losses on the effective portions of designated cash flow and net investment hedges are initially recognized as components of accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the statements of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings. The ineffective portion of any previous gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets are reclassified immediately to other expense, net on the consolidated statements of operations. The Company records gains and losses from the Lionsgate Collar, designated as a fair value hedge, and instruments that receive no hedging designation, as a component of other expense, net on the consolidated statements of operations. The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows from the hedged item.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of March 31, 2017 and December 31, 2016.

	March 31, 2017					December 31, 2016
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$650	$16	$—	$19	$—	$677	$31	$—	$18	$—
Net investment hedges:
Cross-currency swaps	1,658	1	21	5	25	751	—	35	3	31
Fair value hedges:
Equity (Lionsgate collar)	97	—	23	—	—	97	—	25	—	—
No hedging designation:
Interest rate	25	—	—	—	—	25	—	—	—	—
Cross-currency swaps	64	—	—	—	—	64	—	1	—	—

The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended March 31,
	2017	2016
Losses recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(13)	$(21)
(Losses) gains reclassified into income from accumulated other comprehensive loss (effective portion):
Foreign exchange - distribution revenue	(3)	1
Foreign exchange - costs of revenues	4	4
Foreign exchange - other expense, net	—	1
Interest rate - interest expense	(1)	(1)
Fair value excluded from effectiveness assessment:
Foreign exchange - other expense, net	—	(1)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If current fair values of designated cash flow hedges as of March 31, 2017 remained static over the next twelve months, the Company would reclassify $4 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months.
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). There were no net investment hedges outstanding during the three months ended March 31, 2016.

Three Months Ended March 31,
2017
Currency translation adjustments:
Cross-currency swaps - changes in fair value	$(9)
Cross-currency swaps - interest settlements	5
Total other comprehensive loss	$(4)
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). There were no amounts of ineffectiveness recognized on fair value hedges for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Losses on changes in fair value of hedged AFS	$—	$(26)
Gains on changes in the intrinsic value of equity contracts	—	26
Fair value of equity contracts excluded from effectiveness assessment	(2)	(8)
Total in other expense, net	$(2)	$(8)
The following table presents the pretax losses on derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Three Months Ended March 31,
	2017	2016
Cross-currency swaps	$(1)	$—
NOTE 8. REDEEMABLE NONCONTROLLING INTERESTS
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended March 31,
	2017	2016
Beginning balance	$243	$241
Cash distributions to redeemable noncontrolling interests	(3)	(2)
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	6	6
Other comprehensive income attributable to redeemable noncontrolling interests	1	1
Currency translation on redemption values	1	2
Retained earnings adjustments:
Adjustments of redemption values to the floor	1	—
Ending balance	$249	$248

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Redeemable noncontrolling interests consist of the following arrangements:
In connection with its non-controlling interest in Discovery Family, Hasbro Inc. ("Hasbro") has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is generally a function of the then-current fair market value of the redeemable noncontrolling interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet.
In connection with its non-controlling interest in Discovery Japan, Jupiter Telecommunications Co., Ltd ("J:COM") has the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. As amended, through January 10, 2018, the redemption value is the January 10, 2013 fair value denominated in Japanese yen; thereafter, as chosen by J:COM, the redemption value is the then-current fair value or the January 10, 2013 fair value denominated in Japanese yen.
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
NOTE 9. EQUITY
Common Stock Repurchase Program
On August 3, 2010, the Company implemented a stock repurchase program. Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of March 31, 2017, the total amount authorized under the stock repurchase program was $7.5 billion, and the Company had $1.0 billion of remaining authorization for future repurchases under the existing stock repurchase program, which will expire on October 8, 2017.
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. As of March 31, 2017, the Company had repurchased over the life of the program 3 million and 155 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $6.3 billion, respectively. The table below presents a summary of common stock repurchases (in millions).

	Three Months Ended March 31,
	2017	2016
Series C Common Stock:
Shares repurchased	5.2	8.4
Purchase price	$140	$214
Preferred Stock Conversion and Repurchase Program
Series C convertible preferred stock held by Advance/Newhouse Programming Partnership (“Advance/Newhouse”) is convertible, at the option of the holder, into two shares of Series C common stock. The Company has an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock equal to 3/7 of the number of shares of Series C common stock purchased under the Company’s common stock repurchase program during the then most recently completed fiscal quarter. The price paid per preferred share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced common stock repurchase program. The repurchase transactions are recorded as a decrease in par value of preferred stock and retained earnings upon settlement as there is no remaining additional paid-in capital for this class of stock and the shares are retired upon repurchase.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of Series C convertible preferred stock repurchases (in millions).

	Three Months Ended March 31,
	2017	2016
Series C Convertible Preferred Stock:
Shares repurchased	1.2	2.9
Purchase price	$60	$159
Based on the number of shares of Series C common stock repurchased during the three months ended March 31, 2017, the Company expects to repurchase, convert and retire 1 million shares of its Series C convertible preferred shares under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $59 million on or about May 11, 2017. The expected purchase of these shares has not been recognized as a liability on the Company's consolidated balance sheet as of March 31, 2017, due to certain termination rights held by Discovery and Advance/Newhouse in the preferred stock conversion and repurchase arrangement.
Stock Repurchases
As of March 31, 2017, total shares repurchased, on a split-adjusted and as-converted basis, under these programs represent 36% of the Company's outstanding shares since the repurchase programs were authorized. Total shares repurchased, on a split-adjusted and as-converted basis, under these programs were 32% of the Company's outstanding shares since the repurchase programs were authorized, including offsetting adjustments for the issuance of equity for share-based compensation.
Common Stock Repurchase Contract
On March 15, 2017, the Company settled a December 15, 2016 common stock repurchase contract through the receipt of $58 million of cash. The Company had prepaid $57 million for the common stock repurchase contract in 2016 with the option to settle the contract in cash or Series C common stock in March 2017. The Company elected to receive a cash settlement inclusive of a $1 million premium, which is reflected as an adjustment to additional paid-in capital.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Comprehensive Income (Loss)
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains - foreign currency	$71	$1	$72	$50	$8	$58
Unrealized losses - net investment hedges	(4)	—	(4)	—	—	—
Total currency translation adjustments	67	1	68	50	8	58
Available-for-sale securities adjustments:
Unrealized losses	(1)	—	(1)	(52)	10	(42)
Reclassifications to other expense, net:
Hedged portion of AFS securities	—	—	—	26	(5)	21
Total available-for-sale securities adjustments	(1)	—	(1)	(26)	5	(21)
Derivative adjustments:
Unrealized losses	(13)	5	(8)	(21)	8	(13)
Reclassifications:
Distribution revenue	3	(1)	2	(1)	—	(1)
Costs of revenues	(4)	1	(3)	(4)	1	(3)
Interest expense	1	—	1	1	—	1
Other expense, net	—	—	—	(1)	—	(1)
Total derivative adjustments	(13)	5	(8)	(26)	9	(17)
Other comprehensive income (loss)	$53	$6	$59	$(2)	$22	$20
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended March 31, 2017
	Currency Translation	Available-For-Sale Securities	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(797)	$11	$24	$(762)
Other comprehensive income (loss)	68	(1)	(8)	59
Other comprehensive income attributable to redeemable noncontrolling interests	(1)	—	—	(1)
Ending balance	$(730)	$10	$16	$(704)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31, 2016
	Currency Translation	Available-For-Sale Securities	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(606)	$(27)	$—	$(633)
Other comprehensive income (loss) before reclassifications	58	(42)	(13)	3
Reclassifications from accumulated other comprehensive loss to net income	—	21	(4)	17
Other comprehensive income (loss)	58	(21)	(17)	20
Other comprehensive income attributable to redeemable noncontrolling interests	(1)	—	—	(1)
Ending balance	$(549)	$(48)	$(17)	$(614)
NOTE 10. SHARE-BASED PAYMENTS
The Company has various incentive plans under which stock options, time-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and stock appreciation rights ("SARs") have been issued. During the three months ended March 31, 2017, the vesting and service requirements of share-based awards granted were consistent with the arrangements disclosed in the 2016 Form 10-K.
The table below presents the components of share-based compensation expense (in millions).

	Three Months Ended March 31,
	2017	2016
PRSUs	$9	$9
RSUs	6	6
Stock options	3	5
SARs	3	4
Total share-based compensation expense	$21	$24
Tax benefit recognized	$8	$9
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. Liability-classified share-based compensation awards include certain PRSUs and SARs. The Company records expense for the fair value of cash-settled and other liability-classified share-based compensation awards ratably over the graded vesting service period based on changes in fair value and the probability that performance targets will be met, if applicable. The table below presents current and non-current portions of liability-classified share-based compensation awards (in millions).

	March 31, 2017	December 31, 2016
Current portion of liability-classified awards:
PRSUs	$16	$29
SARs	4	2
Non-current portion of liability-classified awards:
PRSUs	34	47
SARs	5	5
Total liability-classified share-based compensation award liability	$59	$83

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents award activity (in millions, except weighted-average grant price) for PRSUs, RSUs and SARs.

	Three Months Ended March 31, 2017
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.7	$29.50
RSUs	1.4	$29.46
SARs	3.0	$27.40
Awards converted or settled:
PRSUs	1.7	$34.55
RSUs	0.4	$36.99
SARs	0.6	$25.73
The table below presents stock option activity (in millions, except weighted-average exercise price).

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2016	13.7	$26.05
Granted	2.3	$29.41
Exercised	(1.3)	$18.05
Forfeited	(0.4)	$35.35
Outstanding as of March 31, 2017	14.3
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted- average amortization period over which these expenses will be recognized as of March 31, 2017
    (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
RSUs	$83	3.4
PRSUs	39	2.3
Stock options	44	2.6
SARs	23	1.6
Total unrecognized compensation cost	$189

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11. INCOME TAXES
The Company's income tax expense was $55 million and $111 million, and the effective income tax rates were 20% and 29%, for the three months ended March 31, 2017 and 2016, respectively. The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended March 31,
	2017	2016
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	2%	2%
Effect of foreign operations	(6)%	(4)%
Domestic production activity deductions	(3)%	(4)%
Renewable energy investments tax credits	(9)%	—%
Other, net	1%	—%
Effective income tax rate	20%	29%
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
The Company's reserves for uncertain tax positions as of March 31, 2017 and December 31, 2016 totaled $123 million and $117 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $15 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of March 31, 2017 and December 31, 2016, the Company had accrued approximately $11 million of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the computation for income available to Discovery Communications, Inc. stockholders (in millions).

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$221	$269
Less:
Allocation of undistributed income to Series A convertible preferred stock	(52)	(59)
Net income attributable to redeemable noncontrolling interests	(6)	(6)
Net income available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders for basic net income per share	$163	$204

Allocation of net income available to Discovery Communications Inc. Series A, B and C common stockholders and Series C convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	143	173
Series C convertible preferred stockholders	20	31
Total	163	204
Add:
Allocation of undistributed income to Series A convertible preferred stockholders	52	59
Net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share	$215	$263
Net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share. For the three months ended March 31, 2017 and 2016, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $20 million and $30 million, respectively.
The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Three Months Ended March 31,
	2017	2016
Denominator:
Weighted average Series A, B and C common shares outstanding — basic	389	413
Weighted average impact of assumed preferred stock conversion	195	214
Weighted average dilutive effect of share-based awards	4	3
Weighted average Series A, B and C common shares outstanding — diluted	588	630

Weighted average Series C convertible preferred stock outstanding — basic and diluted	27	36
The weighted average number of diluted shares outstanding adjusts the weighted average number of shares of Series A, B and C common stock outstanding for the potential dilution that would occur if common stock equivalents, including convertible preferred stock and share-based awards, were converted into common stock or exercised, calculated using the treasury stock method. Series A, B and C diluted common stock includes the impact of the conversion of Series A preferred stock, the impact of the conversion of Series C preferred stock, and the impact of share-based compensation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the Company's calculated earnings per share.

	Three Months Ended March 31,
	2017	2016
Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.37	$0.42
Series C convertible preferred stockholders	$0.74	$0.84

Diluted net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.37	$0.42
Series C convertible preferred stockholders	$0.74	$0.84
Series C convertible preferred earnings per share amounts may not recalculate due to rounding. The computation of the diluted earnings per share of Series A, B and C common stockholders assumes the conversion of Series A and C convertible preferred stock, while the diluted earnings per share amounts of Series C convertible preferred stock does not assume conversion of those shares.
The table below presents the details of the anticipated stock repurchases and share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended March 31,
	2017	2016
Anti-dilutive stock options and RSUs	9	7
PRSUs whose performance targets have not been achieved	1	3
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities

	March 31, 2017	December 31, 2016
Accrued payroll and related benefits	$394	$486
Content rights payable	181	173
Accrued interest	90	67
Accrued income taxes	34	34
Current portion of share-based compensation liabilities	20	31
Other accrued liabilities	289	284
Total accrued liabilities	$1,008	$1,075

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Expense, net

	Three Months Ended March 31,
	2017	2016
Foreign currency losses, net	$9	$4
Losses on derivative instruments	3	9
Other expense, net	1	3
Total other expense, net	$13	$16
Share-Based Plan Proceeds, net
Share-based plan proceeds, net in the statement of cash flows consisted of the following (in millions).

	Three Months Ended March 31,
	2017	2016
Tax settlements associated with share-based plans	$(30)	$(11)
Proceeds from issuance of common stock in connection with share-based plans	22	6
Total share-based plan payments	$(8)	$(5)
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2017	2016
Cash paid for taxes, net	$43	$145
Cash paid for interest, net	66	46
Noncash investing and financing activities:
Contingent consideration receivable from business dispositions	—	13
Receivables for exercised/unsettled incentive stock options	2	—
Accrued purchases of property and equipment	21	9
Assets acquired under capital lease arrangements	29	—
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 25% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 46% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as OWN, All3Media and a Russian cable television business, or minority partners of consolidated subsidiaries, such as Hasbro.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2017	2016
Revenues and service charges:
Liberty Group(a)	$126	$56
Equity method investees	34	27
Other	13	11
Total revenues and service charges	$173	$94

Interest income(b)	$4	$5

Expenses	$(30)	$(21)
(a) The increase for the three months ended March 31, 2017 includes the May 2016 acquisition of Time Warner Cable, Inc. by Charter Communications, an equity method investee of the Liberty Group, and other changes in Liberty Group's businesses.
(b) The Company records interest earnings from loans to equity method investees, such as OWN, as a component of loss from equity investees, net, in the consolidated statements of operations. (See Note 3.)
The table below presents receivables due from related parties (in millions).

	March 31, 2017	December 31, 2016
Receivables	$107	$109
Note receivable (See Note 3)	309	311
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
Contingencies
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. No amounts have been recorded by the Company for the Harpo put right. (See Note 3.) Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in Discovery Family and Discovery Japan, respectively. The Company recorded the value of the put rights for Discovery Family and Discovery Japan as a component of redeemable equity in the amounts of $221 million and $28 million, respectively. (See Note 8.)
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
Guarantees
There were no guarantees recorded as of March 31, 2017 and December 31, 2016.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of March 31, 2017 and December 31, 2016.
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, and (vii) certain inter-segment eliminations related to production studios. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. The Company also excludes depreciation of fixed assets, and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. As of January 1, 2017, the Company no longer excludes amortization of deferred launch incentives in calculating total Adjusted OIBDA as it is not material. For the three months ended March 31, 2016, deferred launch incentives of $3 million were not reflected as an adjustment to the calculation of total Adjusted OIBDA in order to conform to the current presentation. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. The tables below present summarized financial information for each of the Company’s reportable segments, other operating segments and corporate and inter-segment eliminations (in millions).
Revenues

	Three Months Ended March 31,
	2017	2016
U.S. Networks	$829	$807
International Networks	747	711
Education and Other	37	44
Corporate and inter-segment eliminations	—	(1)
Total revenues	$1,613	$1,561
Adjusted OIBDA

	Three Months Ended March 31,
	2017	2016
U.S. Networks	$501	$473
International Networks	194	182
Education and Other	(6)	(1)
Corporate and inter-segment eliminations	(86)	(80)
Total Adjusted OIBDA	$603	$574

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Net Income available to Discovery Communications, Inc. to total Adjusted OIBDA

	Three Months Ended March 31,
	2017	2016
Net income available to Discovery Communications, Inc.	$215	$263
Net income attributable to redeemable noncontrolling interests	6	6
Income tax expense	55	111
Income before income taxes	276	380
Other expense, net	13	16
Loss from equity investees, net	53	8
Loss on extinguishment of debt	54	—
Interest expense	91	85
Operating income	487	489
Gain on disposition	—	(13)
Restructuring and other charges	24	6
Depreciation and amortization	80	79
Mark-to-market share-based compensation	12	13
Total Adjusted OIBDA	$603	$574
Total Assets

	March 31, 2017	December 31, 2016
U.S. Networks	$3,512	$3,412
International Networks	4,989	4,922
Education and Other	387	399
Corporate and inter-segment eliminations	6,974	6,939
Total assets	$15,862	$15,672
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.
NOTE 17. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges, by segment were as follows (in millions).

	Three Months Ended March 31,
	2017	2016
U.S. Networks	$4	$1
International Networks	17	5
Education and Other	1	—
Corporate	2	—
Total restructuring and other charges	$24	$6

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

All restructuring charges relate to management changes and cost reduction efforts, including employee terminations, intended to enable the Company to more efficiently operate in a leaner and more directed cost structure and invest in growth initiatives, including digital services and content creation.
Changes in restructuring and other liabilities recorded in accrued liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Terminations	Total
December 31, 2016	$3	$36	$39
Net Accruals	—	24	24
Cash Paid	—	(15)	(15)
March 31, 2017	$3	$45	$48

NOTE 18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of March 31, 2017 and December 31, 2016, all of the outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 6.) The Company fully and unconditionally guarantees the senior notes on an unsecured basis. Each of the Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Company's current Registration Statement on Form S-3 that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
March 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$18	$249	$—	$—	$267
Receivables, net	—	—	445	1,115	—	—	1,560
Content rights, net	—	—	7	388	—	—	395
Prepaid expenses and other current assets	12	37	185	135	—	—	369
Inter-company trade receivables, net	—	—	170	—	—	(170)	—
Total current assets	12	37	825	1,887	—	(170)	2,591
Investment in and advances to subsidiaries	5,324	5,288	7,766	—	3,563	(21,941)	—
Noncurrent content rights, net	—	—	686	1,352	—	—	2,038
Goodwill, net	—	—	3,769	4,308	—	—	8,077
Intangible assets, net	—	—	268	1,221	—	—	1,489
Equity method investments, including note receivable	—	—	30	660	—	—	690
Other noncurrent assets, including property and equipment, net	—	20	319	658	—	(20)	977
Total assets	$5,336	$5,345	$13,663	$10,086	$3,563	$(22,131)	$15,862
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$108	$24	$—	$—	$132
Other current liabilities	—	—	483	919	—	—	1,402
Inter-company trade payables, net	—	—	—	170	—	(170)	—
Total current liabilities	—	—	591	1,113	—	(170)	1,534
Noncurrent portion of debt	—	—	7,433	537	—	—	7,970
Other noncurrent liabilities	1	—	351	421	21	(20)	774
Total liabilities	1	—	8,375	2,071	21	(190)	10,278
Redeemable noncontrolling interests	—	—	—	249	—	—	249
Total equity	5,335	5,345	5,288	7,766	3,542	(21,941)	5,335
Total liabilities and equity	$5,336	$5,345	$13,663	$10,086	$3,563	$(22,131)	$15,862

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$20	$280	$—	$—	$300
Receivables, net	—	—	421	1,074	—	—	1,495
Content rights, net	—	—	8	302	—	—	310
Prepaid expenses and other current assets	62	36	180	119	—	—	397
Inter-company trade receivables, net	—	—	195	—	—	(195)	—
Total current assets	62	36	824	1,775	—	(195)	2,502
Investment in and advances to subsidiaries	5,106	5,070	7,450	—	3,417	(21,043)	—
Noncurrent content rights, net	—	—	663	1,426	—	—	2,089
Goodwill, net	—	—	3,769	4,271	—	—	8,040
Intangible assets, net	—	—	272	1,240	—	—	1,512
Equity method investments, including note receivable	—	—	30	527	—	—	557
Other noncurrent assets, including property and equipment, net	—	20	306	666	—	(20)	972
Total assets	$5,168	$5,126	$13,314	$9,905	$3,417	$(21,258)	$15,672
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$52	$30	$—	$—	$82
Other current liabilities	—	—	516	963	—	—	1,479
Inter-company trade payables, net	—	—	—	195	—	(195)	—
Total current liabilities	—	—	568	1,188	—	(195)	1,561
Noncurrent portion of debt	—	—	7,315	526	—	—	7,841
Other noncurrent liabilities	1	—	361	498	20	(20)	860
Total liabilities	1	—	8,244	2,212	20	(215)	10,262
Redeemable noncontrolling interests	—	—	—	243	—	—	243
Total equity	5,167	5,126	5,070	7,450	3,397	(21,043)	5,167
Total liabilities and equity	$5,168	$5,126	$13,314	$9,905	$3,417	$(21,258)	$15,672

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$491	$1,125	$—	$(3)	$1,613
Costs of revenues, excluding depreciation and amortization	—	—	108	499	—	—	607
Selling, general and administrative	4	—	74	340	—	(3)	415
Depreciation and amortization	—	—	12	68	—	—	80
Restructuring and other charges	—	—	16	8	—	—	24
Total costs and expenses	4	—	210	915	—	(3)	1,126
Operating (loss) income	(4)	—	281	210	—	—	487
Equity in earnings of subsidiaries	218	218	140	—	145	(721)	—
Interest expense	—	—	(86)	(5)	—	—	(91)
Loss on extinguishment of debt	—	—	(54)	—	—	—	(54)
Income (loss) from equity investees, net	—	—	1	(54)	—	—	(53)
Other (expense) income, net	—	—	(27)	14	—	—	(13)
Income before income taxes	214	218	255	165	145	(721)	276
Income tax benefit (expense)	1	—	(37)	(19)	—	—	(55)
Net income	215	218	218	146	145	(721)	221
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Net income available to Discovery Communications, Inc.	$215	$218	$218	$146	$145	$(727)	$215

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$481	$1,083	$—	$(3)	$1,561
Costs of revenues, excluding depreciation and amortization	—	—	114	479	—	(1)	592
Selling, general and administrative	4	—	69	337	—	(2)	408
Depreciation and amortization	—	—	10	69	—	—	79
Restructuring and other charges	—	—	1	5	—	—	6
Gain on disposition	—	—	—	(13)	—	—	(13)
Total costs and expenses	4	—	194	877	—	(3)	1,072
Operating (loss) income	(4)	—	287	206	—	—	489
Equity in earnings of subsidiaries	266	266	151	—	177	(860)	—
Interest expense	—	—	(80)	(5)	—	—	(85)
Loss from equity investees, net	—	—	—	(8)	—	—	(8)
Other (expense) income, net	—	—	(37)	21	—	—	(16)
Income before income taxes	262	266	321	214	177	(860)	380
Income tax benefit (expense)	1	—	(55)	(57)	—	—	(111)
Net income	263	266	266	157	177	(860)	269
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Net income available to Discovery Communications, Inc.	$263	$266	$266	$157	$177	$(866)	$263

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$215	$218	$218	$146	$145	$(721)	$221
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	68	68	68	68	45	(249)	68
Available-for-sale securities	(1)	(1)	(1)	(1)	(1)	4	(1)
Derivatives	(8)	(8)	(8)	(9)	(5)	30	(8)
Comprehensive income	274	277	277	204	184	(936)	280
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	(2)	(7)
Comprehensive income attributable to Discovery Communications, Inc.	$273	$276	$276	$203	$183	$(938)	$273

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$263	$266	$266	$157	$177	$(860)	$269
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	58	58	58	58	39	(213)	58
Available-for-sale securities	(21)	(21)	(21)	(21)	(14)	77	(21)
Derivatives	(17)	(17)	(17)	(18)	(11)	63	(17)
Comprehensive income	283	286	286	176	191	(933)	289
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	(2)	(7)
Comprehensive income attributable to Discovery Communications, Inc.	$282	$285	$285	$175	$190	$(935)	$282

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$46	$(2)	$61	$150	$—	$—	$255
Investing Activities
Payments for investments	—	—	1	(189)	—	—	(188)
Distributions from equity method investees	—	—	—	5	—	—	5
Purchases of property and equipment	—	—	(20)	(27)	—	—	(47)
Proceeds from derivative instruments, net	—	—	—	5	—	—	5
Inter-company distributions	—	—	2	—	—	(2)	—
Other investing activities, net	—	—	—	1	—	—	1
Cash used in investing activities	—	—	(17)	(205)	—	(2)	(224)
Financing Activities
Commercial paper borrowings, net	—	—	54	—	—	—	54
Borrowings under revolving credit facility	—	—	150	—	—	—	150
Principal repayments of revolving credit facility	—	—	(125)	—	—	—	(125)
Borrowings from debt, net of discount and including premiums	—	—	659	—	—	—	659
Principal repayments of debt, including discount payment and premiums to par value	—	—	(650)	—	—	—	(650)
Principal repayments of capital lease obligations	—	—	(2)	(11)	—	—	(13)
Repurchases of stock	(200)	—	—	—	—	—	(200)
Cash settlement of common stock repurchase contracts	58	—	—	—	—	—	58
Distributions to redeemable noncontrolling interests	—	—	—	(3)	—	—	(3)
Share-based plan payments, net	(8)	—	—	—	—	—	(8)
Inter-company contributions and other financing activities, net	104	2	(132)	18	—	2	(6)
Cash (used in) provided by financing activities	(46)	2	(46)	4	—	2	(84)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	20	—	—	20
Net change in cash and cash equivalents	—	—	(2)	(31)	—	—	(33)
Cash and cash equivalents, beginning of period	—	—	20	280	—	—	300
Cash and cash equivalents, end of period	$—	$—	$18	$249	$—	$—	$267

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$19	$6	$(11)	$48	$—	$—	$62
Investing Activities
Distributions from equity method investees	—	—	—	15	—	—	15
Purchases of property and equipment	—	—	(7)	(8)	—	—	(15)
Other investing activities, net	—	—	—	(1)	—	—	(1)
Cash (used in) provided by investing activities	—	—	(7)	6	—	—	(1)
Financing Activities
Commercial paper repayments, net	—	—	(93)	—	—	—	(93)
Borrowings under revolving credit facility	—	—	—	95	—	—	95
Borrowings from debt, net of discount and including premiums	—	—	498	—	—	—	498
Principal repayments of revolving credit facility	—	—	—	(252)	—	—	(252)
Principal repayments of capital lease obligations	—	—	(1)	(11)	—	—	(12)
Repurchases of stock	(373)	—	—	—	—	—	(373)
Distributions to redeemable noncontrolling interests	—	—	(1)	(1)	—	—	(2)
Share-based plan payments, net	(5)	—	—	—	—	—	(5)
Inter-company contributions and other financing activities, net	359	(6)	(307)	(57)	—	—	(11)
Cash (used in) provided by financing activities	(19)	(6)	96	(226)	—	—	(155)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	37	—	—	37
Net change in cash and cash equivalents	—	—	78	(135)	—	—	(57)
Cash and cash equivalents, beginning of period	—	—	3	387	—	—	390
Cash and cash equivalents, end of period	$—	$—	$81	$252	$—	$—	$333

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery Communications, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in the 2016 Form 10-K.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; continued consolidation of distribution customers and production studios; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; rapid technological changes; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors or other business partners over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets, from events including Brexit; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; integration of acquired businesses; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost-reduction initiative; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2016 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, FTA and broadcast television, websites, digital distribution arrangements and content licensing agreements. Our portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery ("ID") and Velocity (known as Turbo outside of the U.S.) and Eurosport, a leading sports entertainment pay-TV programmer across Europe and Asia. We also develop and sell curriculum-based education products and services and operate production studios.
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
U.S. Networks
U.S. Networks generated revenues of $829 million and Adjusted OIBDA of $501 million during the three months ended March 31, 2017, which represented 51% and 83% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment owns and operates ten national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. In addition, this segment holds an equity method investment interest in OWN.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from distributors for licensed content, referred to as other distribution revenue; fees from advertising sold on our television networks and digital products, which include our GO suite of applications and our virtual reality product, Discovery VR; fees from providing sales representation, network distribution services and content to equity method investee networks; and revenue from licensing our brands for consumer products.
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. We provide authenticated U.S. TV Everywhere products that are available to certain subscribers and connect viewers through GO applications with live and on-demand access to award-winning shows and series from nine U.S. networks in the Discovery portfolio: Discovery Channel, TLC, Animal Planet, ID, Science Channel, Velocity, Destination America, American Heroes Channel and Discovery Life.
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
During the three months ended March 31, 2017, distribution, advertising and other revenues were 49%, 49% and 2%, respectively, of total revenues for this segment.
On December 2, 2016, the Company acquired a 39% minority interest in Group Nine Media, Inc., a joint venture with Thrillist Media Group, Now This Media, and The Dodo. Group Nine Media is a millennial-focused, digital-first enterprise that seeks to create a dynamic publishing platform and content creation engine across the unique brands of the contributing investors. In exchange for our interest in the new venture, we contributed $100 million and certain digital businesses, comprising our digital network Seeker and production studio SourceFed. We recorded a pre-tax gain of $50 million upon disposition of Seeker and SourceFed Studios in connection with the transaction in the fourth quarter of 2016 (See Note 2 to the accompanying consolidated financial statements.) The investment is accounted for under the cost method. (See Note 3 to the accompanying consolidated financial statements.)
International Networks
International Networks generated revenues of $747 million and Adjusted OIBDA of $194 million during the three months ended March 31, 2017, which represented 46% and 32% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks and brands that are delivered across multiple distribution platforms. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, Real Time, DMAX and Discovery Kids. As of March 31, 2017, International Networks operated over 400 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA networks in Europe and the Middle East and broadcast networks in Germany, Norway and Sweden, and continues to pursue further international expansion. FTA networks generate a significant portion of International Network's revenue. The penetration and growth rates of television services vary across countries and territories depending on numerous factors including the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks has a large international distribution platform for its 37 networks, with as many as 13 networks distributed in any particular country or territory across the more than 220 countries and territories around the world. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
Similar to U.S. Networks, a significant source of revenue for International Networks relates to fees charged to operators who distribute our linear networks. Such operators primarily include cable and DTH satellite service providers. International television markets vary in their stages of development. Some markets, such as the U.K., are more advanced digital television markets, while others remain in the analog environment with varying degrees of investment from operators to expand channel capacity or convert to digital technologies. Common practice in international markets results in long-term contractual distribution relationships with terms generally shorter than in the U.S. Distribution revenue for our International Networks segment is largely dependent on the number of subscribers that receive our networks or content, the rates negotiated in the distributor agreements, and the market demand for the content that we provide.
The other significant source of revenue for International Networks relates to advertising sold on our television networks and across distribution platforms, similar to U.S. Networks. Advertising revenue is dependent upon a number of factors, including the development of pay and FTA television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a portfolio of channels on multiple platforms. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. In developing television markets, advertising revenue growth results from continued subscriber growth, our localization strategy, and the shift of advertising spending from traditional broadcast networks to channels in the multi-channel environment. In relatively mature markets, such as the U.K. and the Nordics, growth in advertising revenue comes from increasing advertising pricing and ratings on our existing television networks.
During the three months ended March 31, 2017, distribution, advertising and other revenues were 60%, 38% and 2%, respectively, of total net revenues for this segment. For the three months ended March 31, 2017, pay-TV networks generated 44% of International Networks' advertising revenue and FTA or broadcast networks generated 56% of International Networks' advertising revenue.
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
While the International Networks and U.S. Networks have substantial similarities with respect to the nature of operations, the generation of revenue and the categories of expense, the International Networks have lower segment margins due to the nature of being in over 220 markets and local market variations, which drives lower economies of scale and additional localization costs.

The International Networks also include sports and FTA broadcast channels, which drive higher costs from sports rights and production and investment in broad entertainment programming for broadcast networks.
On June 24, 2016, the Company acquired a 27.5% interest in Mega TV, an FTA channel in Chile owned by Bethia Comunicaciones, for $53 million, which we account for using the equity method.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” Consequently, on March 29, 2017, the U.K. government officially notified the E.U. of its intention to leave the E.U. This starts a negotiation process of two years between the U.K. and the E.U. that ends on March 29, 2019, when the U.K. will no longer be an E.U. Member State. The negotiations will determine the terms under which the U.K. will leave the E.U.; the principles of a new trading relationship between the U.K. and the E.U.; and a transitional agreement to cover the period between the U.K.’s official departure on March 29, 2019 and the formalization of the U.K.'s new trading relationship with the E.U. It is expected that after “Brexit,” the U.K. will no longer have access to the E.U.’s single market for goods and services, including broadcast services. As much remains unclear, we continue to evaluate the potential impact to our distribution and licensing agreements, foreign currency exchange rates, the legal and regulatory landscape, our business and our employees. In this changing environment, we are monitoring the potential effects and evaluating options to manage and mitigate any adverse impacts.
On June 30, 2015, we sold our radio businesses in the Nordics to Bauer for total consideration, net of cash disposed, of €72 million ($80 million), which included €54 million ($61 million) in cash and €18 million ($19 million) of contingent consideration paid on April 1, 2016. The cumulative gain on the disposal of the radio business is $1 million. Based on a change in estimate of the fair value of contingent consideration, we recorded a pre-tax gain of $13 million for the three months ended March 31, 2016. For the year ended December 31, 2015, we recorded an estimated loss on disposal of $12 million using then available projected results. We determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on our operations and consolidated financial results. (See Note 2 to the accompanying consolidated financial statements.)
Education and Other
Education and Other generated revenues of $37 million during the three months ended March 31, 2017, which represented 3% of our consolidated revenues. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hardcopy curriculum-based content. Other is comprised of production studios that develop content for our networks and television service providers throughout the world. Our wholly-owned production studios provide services to our U.S. Networks and International Networks segments at cost. The revenues and offsetting expenses associated with these inter-segment production services are not reflected in the results of operations for Education and Other as they have been eliminated within the production studios operating segment.
On April 28, 2017, the Company sold its production studios Raw and Betty to All3Media. All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting. (See Note 2 to the accompanying consolidated financial statements.)

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2017	2016	% Change
Revenues:
Distribution	$855	$801	7%
Advertising	687	687	—%
Other	71	73	(3)%
Total revenues	1,613	1,561	3%
Costs of revenues, excluding depreciation and amortization	607	592	3%
Selling, general and administrative	415	408	2%
Depreciation and amortization	80	79	1%
Restructuring and other charges	24	6	NM
Gain on disposition	—	(13)	NM
Total costs and expenses	1,126	1,072	5%
Operating income	487	489	—%
Interest expense	(91)	(85)	7%
Loss on extinguishment of debt	(54)	—	NM
Loss from equity investees, net	(53)	(8)	NM
Other expense, net	(13)	(16)	(19)%
Income before income taxes	276	380	(27)%
Income tax expense	(55)	(111)	(50)%
Net income	221	269	(18)%
Net income attributable to redeemable noncontrolling interests	(6)	(6)	—%
Net income available to Discovery Communications, Inc.	$215	$263	(18)%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and other distribution revenue and is largely dependent on the rates negotiated in our affiliate fee agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Distribution revenue increased 7% for the three months ended March 31, 2017. Excluding the impact of foreign currency fluctuations, distribution revenue increased 5% at our U.S. Networks segment and increased 10% at our International Networks segment. U.S. Networks distribution revenue increases were primarily due to contractual rate increases partially offset by slight declines in subscribers, and to a lesser extent, the growth was driven by contributions from other distribution revenue. Other distribution revenues were comprised of content deliveries under licensing agreements. International Networks' distribution revenue increases were mostly due to increases in contractual rates in Europe following further investment in sports content, and increases in subscribers and rates in Latin America, primarily due to the continued development of the pay-TV markets in Latin America.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Advertising revenue remained consistent with the prior year. Excluding the impact of foreign currency fluctuations, advertising revenue increased 2% for the three months ended March 31, 2017, as a result of increases of 1% at our U.S. Networks segment and 3% at our International Networks segment. The increase for our U.S. Networks was due to pricing increases, partially offset by lower audience delivery. The increase for our International Networks was primarily due to increases in Europe as a result of the absence of the 10-day blackout of one of our Nordic distributors, Telenor, that occurred in the first quarter of 2016, and, to a lesser extent, pricing and volume in CEEMEA. The increase was also driven by volume in Latin America. These increases were partially offset by lower pricing and ratings in the U.K.
Other revenue decreased 3% for three months ended March 31, 2017. Excluding the impact of foreign currency fluctuations, other revenue remained consistent with the prior year.
Costs of Revenues
Costs of revenue increased 3% for the three months ended March 31, 2017. Excluding the impact of the Group Nine transaction and foreign currency fluctuations, costs of revenue increased 6% for the three months ended March 31, 2017. The increase was primarily attributable to increased spending on content, particularly sports rights and associated production costs at our International Networks segment, partially offset by lower content impairments and lower content amortization at our U.S. Networks segment. Content amortization was $454 million and $435 million for the three months ended March 31, 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Selling, general and administrative expenses increased 2%. Excluding the impact of the Group Nine transaction and foreign currency fluctuations, selling, general and administrative expenses increased 5% for the three months ended March 31, 2017. The increase was due to increased spending on marketing, viewer research and legal costs, partially offset by decreases in personnel costs.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization was consistent for the three months ended March 31, 2017, compared with the similar period in the prior year as capital spending over the last twelve months was consistent with the similar period impacting the three months ended March 31, 2016 and there were no new material business combinations.
Restructuring and Other Charges
Restructuring and other charges increased $18 million for the three months ended March 31, 2017. The increase was primarily due to personnel related termination costs for involuntary severance actions. (See Note 17 to the accompanying consolidated financial statements.)
Gain on Disposition
Gain on disposition decreased $13 million for the three months ended March 31, 2017. On June 30, 2015, we sold our radio businesses in the Nordics to Bauer for total consideration, net of cash disposed, of €72 million ($80 million), which included €54 million ($61 million) in cash paid on June 30, 2015, and €18 million ($19 million) of contingent consideration paid on April 1, 2016. The cumulative gain on the disposal of the radio business is $1 million. Based on a change in estimate of the fair value of contingent consideration, we recorded a pre-tax gain of $13 million for the three months ended March 31, 2016. For the quarter ended December 31, 2015, we recorded an estimated loss on disposal of $12 million using then available projected results.(See Note 2 to the accompanying consolidated financial statements.) There was no similar transaction for the three months ended March 31, 2017.
Interest Expense
Interest expense increased $6 million for the three months ended March 31, 2017 primarily due to $500 million of senior notes issued on March 11, 2016 that were outstanding for all of the three months ended March 31, 2017.
Loss on Extinguishment of Debt
On March 13, 2017, we issued new debt totaling $650 million and used the proceeds to fund the repurchase of $600 million of combined aggregate principal of our existing debt outstanding under our senior notes through a cash tender offer that also closed on March 13, 2017. We recognized a $54 million loss on extinguishment of debt, which included $50 million for premiums to par value, $2 million of non-cash write-offs of unamortized deferred financing costs, $1 million for the write-off of the original issue discount of these senior notes and $1 million accrued for other third-party fees. (See Note 6 to the accompanying consolidated financial statements.)

Loss from equity investees, net
Losses from our equity method investees increased $45 million for the three months ended March 31, 2017 due to investments in limited liability companies that sponsor renewable energy projects related to solar energy, partially offset by increases in earnings at OWN. (See Note 3 to the accompanying consolidated financial statements.)
Other Expense, net
The table below presents the details of other expense, net (in millions).

	Three Months Ended March 31,
	2017	2016
Foreign currency losses, net	$9	$4
Losses on derivative instruments	3	9
Other expense, net	1	3
Total other expense, net	$13	$16
Other expense, net for the three months ended March 31, 2017 was consistent with the three months ended March 31, 2016, as increases in remeasurement losses of foreign currency monetary assets and liabilities were offset by decreases in losses on derivative instruments.
Income Tax Expense
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended March 31,
	2017	2016
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	2%	2%
Effect of foreign operations	(6)%	(4)%
Domestic production activity deductions	(3)%	(4)%
Renewable energy investments tax credits	(9)%	—%
Other, net	1%	—%
Effective income tax rate	20%	29%
Income tax expense was $55 million and $111 million, and the effective income tax rates were 20% and 29% for the three months ended March 31, 2017 and 2016, respectively. The net 9% decrease in the effective tax rate was primarily attributable to the investment tax credits that we receive related to our renewable energy investments.
Segment Results of Operations
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, and (vi) certain inter-segment eliminations related to production studios. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. We also exclude the depreciation of fixed assets and amortization of intangible assets as these amounts do not represent cash payments in the current reporting period. Additionally, certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. As of January 1, 2017, the Company no longer excludes amortization of deferred launch incentives in calculating total Adjusted OIBDA as this expense is not material. For the three months ended March 31, 2016, deferred launch incentives of $3 million were not reflected as an adjustment to the calculation of total adjusted OIBDA in order to conform to the current presentation.
Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP.
Additional financial information for our reportable segments is set forth in Note 16 to the accompanying consolidated financial statements.
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended March 31,
	2017	2016	% Change
Revenue:
U.S. Networks	$829	$807	3%
International Networks	747	711	5%
Education and Other	37	44	(16)%
Corporate and inter-segment eliminations	—	(1)	NM
Total revenue	1,613	1,561	3%
Costs of revenues, excluding depreciation and amortization	(607)	(592)	3%
Selling, general and administrative(a)	(403)	(395)	2%
Adjusted OIBDA	$603	$574	5%

(a) Selling, general and administrative expenses exclude mark-to-market share-based compensation, restructuring and other charges, and gains on dispositions.

The table below presents our Adjusted OIBDA by segment, with a reconciliation of consolidated net income available to Discovery Communications, Inc. to total Adjusted OIBDA (in millions).

	Three Months Ended March 31,
	2017	2016	% Change
Net income available to Discovery Communications, Inc.	$215	$263	(18)%
Net income attributable to redeemable noncontrolling interests	6	6	—%
Income tax expense	55	111	(50)%
Other expense, net	13	16	(19)%
Loss from equity investees, net	53	8	NM
Loss on extinguishment of debt	54	—	NM
Interest expense	91	85	7%
Operating income	487	489	—%
Gain on disposition	—	(13)	NM
Restructuring and other charges	24	6	NM
Depreciation and amortization	80	79	1%
Mark-to-market share-based compensation	12	13	(8)%
Total Adjusted OIBDA	$603	$574	5%

Adjusted OIBDA:
U.S. Networks	$501	$473	6%
International Networks	194	182	7%
Education and Other	(6)	(1)	NM
Corporate and inter-segment eliminations	(86)	(80)	8%
Total Adjusted OIBDA	$603	$574	5%
U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, certain contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2017	2016	% Change
Revenues:
Distribution	$408	$390	5%
Advertising	405	402	1%
Other	16	15	7%
Total revenues	829	807	3%
Costs of revenues, excluding depreciation and amortization	(210)	(220)	(5)%
Selling, general and administrative	(118)	(114)	4%
Adjusted OIBDA	501	473	6%
Depreciation and amortization	(8)	(7)	14%
Restructuring and other charges	(4)	(1)	NM
Inter-segment eliminations	(6)	(4)	50%
Operating income	$483	$461	5%

Revenues
Distribution revenue for the three months ended March 31, 2017 increased 5%. The increase was primarily due to contractual rate increases partially offset by slight declines in subscribers, and to a lesser extent, the growth was driven by contributions from other distribution revenue. Other distribution revenues were comprised of content deliveries under licensing agreements.
Advertising revenue for the three months ended March 31, 2017 increased 1%. Excluding the impact of the Group Nine transaction, advertising revenue increased 2%. The increase was due to pricing increases, partially offset by lower audience delivery.
Other revenue for the three months ended March 31, 2017 was consistent with the prior year.
Costs of Revenues
Costs of revenues for the three months ended March 31, 2017 decreased 5%. Excluding the impact of the Group Nine transaction, costs of revenues decreased 4%. The decrease was primarily due to lower content impairments and lower content amortization. Content amortization was $176 million and $183 million for the three months ended March 31, 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 4% for the three months ended March 31, 2017. Excluding the impact of the Group Nine transaction, selling, general and administrative expenses increased 6%, as increased spending on marketing and viewer research was partially offset by decreases in personnel costs.
Adjusted OIBDA
Adjusted OIBDA for the three months ended March 31, 2017 increased 6%, primarily due to increases in distribution revenue and lower costs of revenue.
International Networks
The following table presents, for our International Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2017	2016	% Change
Revenues:
Distribution	$447	$411	9%
Advertising	282	285	(1)%
Other	18	15	20%
Total revenues	747	711	5%
Costs of revenues, excluding depreciation and amortization	(381)	(353)	8%
Selling, general and administrative	(172)	(176)	(2)%
Adjusted OIBDA	194	182	7%
Depreciation and amortization	(54)	(54)	—%
Restructuring and other charges	(17)	(5)	NM
Gain on disposition	—	13	NM
Inter-segment eliminations	—	(1)	NM
Operating income	$123	$135	(9)%
Revenues
Distribution revenue for the three months ended March 31, 2017 increased 9%. Excluding the impact of foreign currency fluctuations, distribution revenue increased 10% for the three months ended March 31, 2017. The increase was mostly due to increases in contractual rates in Europe following further investment in sports content, and increases in subscribers and rates in Latin America, primarily due to the continued development of the pay-TV markets in Latin America.

Advertising revenue for the three months ended March 31, 2017 decreased 1%. Excluding the impact of foreign currency fluctuations, advertising revenue increased 3% for the three months ended March 31, 2017. The increase was primarily due to increases in Europe as a result of the absence of the 10-day blackout of one of our Nordic distributors, Telenor, that occurred in the first quarter of 2016, and, to a lesser extent, pricing and volume in CEEMEA. The increase was also driven by volume in Latin America. These increases were partially offset by lower pricing and ratings in the U.K.
Other revenue for the three months ended March 31, 2017 remained consistent for the three months ended March 31, 2017 compared to the prior year.
Costs of Revenues
Costs of revenue for the three months ended March 31, 2017 increased 8%. Excluding the impact of foreign currency fluctuations, costs of revenues increased 12% for the three months ended March 31, 2017. This increase was mostly attributable to increased spending on content, particularly sports rights and associated production costs. Content amortization was $276 million and $250 million for the three months ended March 31, 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2017 decreased 2%. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 2%, for the three months ended March 31, 2017. The components of selling, general and administrative expenses remained consistent for the three months ended March 31, 2017 compared with the same period in the prior year.
Adjusted OIBDA
Adjusted OIBDA increased 7%. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 4% for the three months ended March 31, 2017. The increase was primarily due to increases in distribution and advertising revenue, partially offset by higher content expense.
Education and Other
The following table presents, for our Education and Other segments revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2017	2016	% Change
Revenues	$37	$44	(16)%
Costs of revenues, excluding depreciation and amortization	(16)	(20)	(20)%
Selling, general and administrative	(27)	(25)	8%
Adjusted OIBDA	(6)	(1)	NM
Depreciation and amortization	(1)	(2)	(50)%
Restructuring and other charges	(1)	—	NM
Inter-segment eliminations	6	5	20%
Operating income	$(2)	$2	NM
Adjusted OIBDA for the three months ended March 31, 2017 decreased $5 million. The decrease was due to an increase in selling, general and administrative expense from additional investments at the education business, and the timing of studios activity, impacting both revenue and expense.

Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended March 31,
	2017	2016	% Change
Revenues	$—	$(1)	NM
Costs of revenues, excluding depreciation and amortization	—	1	NM
Selling, general and administrative	(86)	(80)	8%
Adjusted OIBDA	(86)	(80)	(8)%
Mark-to-market share-based compensation	(12)	(13)	8%
Depreciation and amortization	(17)	(16)	6%
Restructuring and other charges	(2)	—	NM
Operating loss	$(117)	$(109)	7%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our share-based compensation.
Adjusted OIBDA decreased 8% for the three months ended March 31, 2017 due to increases in personnel and legal costs.
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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process, (the “2017 Baseline Rate”) and the prior year amounts translated at the same 2017 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.
The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2017	2016	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$855	$801	7%	7%
Advertising	687	687	—%	2%
Other	71	73	(3)%	3%
Total revenues	1,613	1,561	3%	5%
Costs of revenue, excluding depreciation and amortization	607	592	3%	5%
Selling, general and administrative expense	403	395	2%	4%
Adjusted OIBDA	$603	$574	5%	4%

The impact of foreign currency on the comparability of our financial results for International Networks for the three months ended March 31, 2017 is as follows (dollar amounts in millions).

	Three Months Ended March 31,
	2017	2016	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$447	$411	9%	10%
Advertising	282	285	(1)%	3%
Other	18	15	20%	29%
Total revenues	747	711	5%	8%
Costs of revenue, excluding depreciation and amortization	381	353	8%	12%
Selling, general and administrative expenses	172	176	(2)%	2%
Adjusted OIBDA	$194	$182	7%	4%

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the three months ended March 31, 2017, we funded our working capital needs primarily through cash flows from operations. As of March 31, 2017, we had $267 million of cash and cash equivalents on hand. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.

•	Debt
Senior Notes
On March 13, 2017, DCL, a wholly-owned subsidiary of the Company, issued $450 million principal amount of 3.80% senior notes due March 13, 2024 and an additional $200 million principal amount of its existing 4.90% senior notes due March 11, 2026. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain covenants, events of default and other customary provisions.
Revolving Credit Facility
We have access to a $2.0 billion revolving credit facility. Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of March 31, 2017, the Company had outstanding borrowings under the revolving credit facility of $575 million at a weighted average interest rate of 2.16%. The revolving credit facility agreement provides for a maturity date of February 4, 2021 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4:50 to 1:00. As of March 31, 2017, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of March 31, 2017, we had $102 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately 1.25% and maturities of less than 90 days. Borrowings under the commercial paper program reduce the borrowing capacity under the revolving credit facility arrangement referenced above.
We repay our senior notes, revolving credit facility and commercial paper as required, and accordingly these sources of cash also require use of our cash.

•	Notes Receivable
We have an outstanding note receivable from OWN, our equity method investee, which totals $309 million including accrued interest. During the three months ended March 31, 2017, the Company received net repayments on the note receivable of $6 million. Borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due.

•	Cash Settlement of Common Stock Repurchase Contract
We elected to settle our outstanding prepaid common stock repurchase contract in cash during the three months ended March 31, 2017, resulting in the receipt of $58 million. The cash received was inclusive of a $1 million premium over the $57 million up-front cash payment made in 2016 and was determined by the market price of our Series C common stock during the settlement period in March 2017. (See Note 9 to the accompanying consolidated financial statements.)
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Repayment of Debt
We used our proceeds from the issuance of senior notes to fund the purchase of $600 million of combined aggregate principal of our existing debt outstanding under our term loans and private senior notes through a cash tender offer made on March 13, 2017. We recognized a pretax loss on extinguishment of debt of $54 million, which included $50 million for premiums to par value, $2 million of noncash write-offs of unamortized deferred financing costs, $1 million for the repayment of the original issue discount from our term loans and $1 million in other third-party fees.

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in “Commitments and Off-Balance Sheet Arrangements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

•	Common Stock Repurchase Program
Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors. As of March 31, 2017, the Company had repurchased 3 million and 155 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $6.3 billion, respectively. Over the life of the program, authorization under the stock repurchase program has totaled $7.5 billion. As of March 31, 2017, the Company had $1.0 billion of remaining authorization for future repurchases under the existing stock repurchase program, which will expire on October 8, 2017. We have been funding our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions.

•	Preferred Stock Conversion and Repurchase
We have an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into 3/7 of the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During the three months ended March 31, 2017, we converted and retired 1.2 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $60 million. The Company expects to convert and retire 1 million shares of its Series C convertible preferred shares under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $59 million on or about May 11, 2017. (See Note 9 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the three months ended March 31, 2017, we made cash payments of $43 million and $66 million for income taxes and interest on our outstanding debt, respectively.

•	Investments and Business Combinations
Our uses of cash have included investment in equity method investments, AFS securities, cost method investments (see Note 3 to the accompanying consolidated financial statements) and business combinations. During the three months ended March 31, 2017, the Company invested $181 million in limited liability companies that sponsor renewable energy projects related to solar energy. The Company has $61 million of future funding commitments for these investments as of March 31, 2017. We provide funding to our equity method investees from time to time. As of March 31, 2017, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $309 million including interest.
Due to business combinations, we also have redeemable equity balances of $249 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company.

•	Restructuring and Other
Our uses of cash include restructuring costs related to management changes and cost reduction efforts, including employee terminations, intended to enable us to more efficiently operate in a leaner and more directed cost structure and invest in growth initiatives, including digital services and content creation. As of March 31, 2017, we have restructuring liabilities of $45 million related to employee terminations. (See Note 17).

•	Share-Based Compensation
We expect to continue to make payments for vested cash-settled share-based awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the three months ended March 31, 2017, we paid $1 million for cash-settled share-based awards. As of March 31, 2017, liabilities totaled $59 million for outstanding liability-classified share-based compensation awards, of which $20 million was classified as current. (See Note 10 to the accompanying consolidated financial statements.)
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2017	2016
Cash and cash equivalents, beginning of period	$300	$390
Cash provided by operating activities	255	62
Cash used in investing activities	(224)	(1)
Cash used in financing activities	(84)	(155)
Effect of exchange rate changes on cash and cash equivalents	20	37
Net change in cash and cash equivalents	(33)	(57)
Cash and cash equivalents, end of period	$267	$333
Operating Activities
Cash provided by operating activities increased $193 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was attributable to improved operating performance, a decrease in cash paid for taxes mostly due to the timing of cash payments, and a decrease in the net negative effect of foreign currency.
Investing Activities
Cash flows used in investing activities increased $223 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was primarily attributable to an increase in payments for investments in renewable energy projects related to solar energy of $181 million and an increase in purchases of property and equipment of $32 million.

Financing Activities
Cash flows used in financing activities decreased $71 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease was attributable to a decrease in repurchases of stock of $173 million and the receipt of cash of $58 million for the cash settlement of a common stock repurchase contract. This decrease in the use of cash was partially offset by a net repayment of $160 million of borrowings; the Company increased repayments of senior notes, net of new borrowings, of $489 million, offset by an increase in commercial paper borrowings, net of repayments, of $147 million and an increase in borrowings under the revolving credit facility, net of repayments, of $182 million.

Capital Resources
As of March 31, 2017, capital resources were comprised of the following (in millions).

	March 31, 2017
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$267	$—	$—	$267
Revolving credit facility(a)	2,000	1	677	1,322
Senior notes(b)	7,316	—	7,316	—
Total	$9,583	$1	$7,993	$1,589

(a) Outstanding commercial paper borrowings of $102 million as of March 31, 2017 are supported by unused committed capacity under the revolving credit facility and reduce unused capacity. There were $575 million in borrowings under the revolving credit facility outstanding as of March 31, 2017.
(b) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of March 31, 2017 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2043.
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
As of March 31, 2017, we held $106 million of our $267 million of cash and cash equivalents in our foreign subsidiaries. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2016. For a discussion of each of our critical accounting policies listed below, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in the 2016 Form 10-K:
•Revenue recognition;

•Goodwill and intangible assets;
•Income taxes;
•Content rights;
•Share-based compensation; and
•Equity method investments.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the three months ended March 31, 2017. (See Note 1 to the accompanying consolidated financial statements.)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2016 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2016.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2016 Form 10-K. Our risk factors have not changed materially since December 31, 2016.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended March 31, 2017.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
January 1, 2017 - January 31, 2017	2,239,551	$26.78	2,239,551	$1,085,442,499
February 1, 2017 - February 28, 2017	—	$—	—	$1,085,442,499
March 1, 2017 - March 31, 2017	2,949,596	$27.11	2,949,596	$1,005,479,384
Total	5,189,147	$26.97	5,189,147	$1,005,479,384

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of March 31, 2017, the total amount authorized under the stock repurchase program was $7.5 billion, and we had remaining authorization of $1.0 billion for future repurchases under our common stock repurchase program, which will expire on October 8, 2017. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended March 31, 2017. The Company first announced its stock repurchase program on August 3, 2010.
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under our stock repurchase program during the then most recently completed fiscal quarter. During the three months ended March 31, 2017, we converted and retired 1.2 million shares of converted Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $60 million. Based on the number of shares of Series C common stock purchased during the three months ended March 31, 2017, we expect to convert and retire 1.1 million shares of our Series C convertible preferred stock for $59 million on or about May 11, 2017.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1
Tenth Supplemental Indenture, dated as of March 13, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 13, 2017 (SEC File No. 001-34177))

31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) Consolidated Statement of Equity for the three months ended March 31, 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: May 9, 2017	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 9, 2017	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1
Tenth Supplemental Indenture, dated as of March 13, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 13, 2017 (SEC File No. 001-34177))

31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) Consolidated Statement of Equity for the three months ended March 31, 2017, and (vi) Notes to Consolidated Financial Statements.