Form 10-Q
period 2017-06-30
Discovery Communications, Inc.
filed 2017-08-04
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of July 28, 2017:

Series A Common Stock, par value $0.01 per share	153,933,105
Series B Common Stock, par value $0.01 per share	6,512,379
Series C Common Stock, par value $0.01 per share	218,521,945

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$206	$300
Receivables, net	1,758	1,495
Content rights, net	390	310
Prepaid expenses and other current assets	416	397
Total current assets	2,770	2,502
Noncurrent content rights, net	2,070	2,089
Property and equipment, net	514	482
Goodwill, net	8,123	8,040
Intangible assets, net	1,481	1,512
Equity method investments, including note receivable	700	557
Other noncurrent assets	491	490
Total assets	$16,149	$15,672
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$222	$241
Accrued liabilities	946	1,075
Deferred revenues	193	163
Current portion of debt	105	82
Total current liabilities	1,466	1,561
Noncurrent portion of debt	8,158	7,841
Deferred income taxes	370	467
Other noncurrent liabilities	392	393
Total liabilities	10,386	10,262
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	237	243
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A convertible preferred stock: $0.01 par value; 75 shares authorized; 71 shares issued	1	1
Series C convertible preferred stock: $0.01 par value; 75 shares authorized; 26 and 28 shares issued	1	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 157 and 155 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 383 and 381 shares issued	4	4
Additional paid-in capital	7,177	7,046
Treasury stock, at cost	(6,737)	(6,356)
Retained earnings	5,696	5,232
Accumulated other comprehensive loss	(617)	(762)
Total equity	5,526	5,167
Total liabilities and equity	$16,149	$15,672
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Distribution	$857	$813	$1,712	$1,614
Advertising	805	813	1,492	1,500
Other	83	82	154	155
Total revenues	1,745	1,708	3,358	3,269
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	634	603	1,241	1,195
Selling, general and administrative	389	400	804	808
Depreciation and amortization	80	80	160	159
Restructuring and other charges	8	39	32	45
Loss (gain) on disposition	4	—	4	(13)
Total costs and expenses	1,115	1,122	2,241	2,194
Operating income	630	586	1,117	1,075
Interest expense	(91)	(91)	(182)	(176)
Loss on extinguishment of debt	—	—	(54)	—
Loss from equity investees, net	(42)	(23)	(95)	(31)
Other (expense) income, net	(24)	38	(37)	22
Income before income taxes	473	510	749	890
Income tax expense	(93)	(95)	(148)	(206)
Net income	380	415	601	684
Net income attributable to noncontrolling interests	—	(1)	—	(1)
Net income attributable to redeemable noncontrolling interests	(6)	(6)	(12)	(12)
Net income available to Discovery Communications, Inc.	$374	$408	$589	$671

Net income per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Basic	$0.65	$0.66	$1.02	$1.08
Diluted	$0.64	$0.66	$1.01	$1.08
Weighted average shares outstanding:
Basic	384	404	387	409
Diluted	578	616	583	623
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$380	$415	$601	$684
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	91	(65)	159	(7)
Available-for-sale securities	5	(4)	4	(25)
Derivatives	(9)	5	(17)	(12)
Comprehensive income	467	351	747	640
Comprehensive income attributable to noncontrolling interests	—	(1)	—	(1)
Comprehensive income attributable to redeemable noncontrolling interests	(6)	(8)	(13)	(15)
Comprehensive income attributable to Discovery Communications, Inc.	$461	$342	$734	$624
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$601	$684
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	22	27
Depreciation and amortization	160	159
Content amortization and impairment expense	910	864
Loss (gain) on disposition	4	(13)
Equity in losses of investee companies, including cash distributions	100	34
Deferred income taxes	(88)	(105)
Loss on extinguishment of debt	54	—
Realized loss from derivative instruments	—	3
Other, net	16	26
Changes in operating assets and liabilities:
Receivables, net	(249)	(73)
Content rights, net	(947)	(937)
Accounts payable and accrued liabilities	(150)	(180)
Share-based compensation liabilities	(1)	(5)
Income taxes receivable and prepaid income taxes	32	28
Foreign currency and other, net	(21)	(122)
Cash provided by operating activities	443	390
Investing Activities
Payments for investments	(270)	(60)
Distributions from equity method investees	18	40
Purchases of property and equipment	(78)	(43)
Proceeds from disposition, net of cash disposed	29	19
Proceeds from (payments for) derivative instruments, net	5	(3)
Other investing activities, net	3	(2)
Cash used in investing activities	(293)	(49)
Financing Activities
Commercial paper borrowings, net	25	13
Borrowings under revolving credit facility	350	280
Principal repayments of revolving credit facility	(200)	(572)
Borrowings from debt, net of discount and including premiums	659	498
Principal repayments of debt, including discount payment and premiums to par value	(650)	—
Principal repayments of capital lease obligations	(19)	(17)
Repurchases of stock	(501)	(750)
Cash settlement of common stock repurchase contracts	58	—
Distributions to redeemable noncontrolling interests	(20)	(17)
Share-based plan payments, net	11	2
Other financing activities, net	(8)	(13)
Cash used in financing activities	(295)	(576)
Effect of exchange rate changes on cash and cash equivalents	51	30
Net change in cash and cash equivalents	(94)	(205)
Cash and cash equivalents, beginning of period	300	390
Cash and cash equivalents, end of period	$206	$185
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2016	99	$2	543	$5	$7,046	$(6,356)	$5,232	$(762)	$5,167
Cumulative effect of accounting change - share-based payments	—	—	—	—	4	—	(4)	—	—
Net income available to Discovery Communications, Inc.	—	—	—	—	—	—	589	—	589
Other comprehensive income	—	—	—	—	—	—	—	145	145
Repurchases of stock	(2)	—	—	—	—	(381)	(120)	—	(501)
Cash settlement of common stock repurchase contracts	—	—	—	—	58	—	—	—	58
Share-based compensation	—	—	—	—	23	—	—	—	23
Tax settlements associated with share-based compensation	—	—	(1)	—	(30)	—	—	—	(30)
Issuance of stock in connection with share-based plans	—	—	5	—	76	—	—	—	76
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(1)	—	(1)
June 30, 2017	97	$2	547	$5	$7,177	$(6,737)	$5,696	$(617)	$5,526
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including pay-television ("pay-TV"), free-to-air ("FTA") and broadcast, various digital distribution platforms and content licensing agreements. The Company also operates a portfolio of websites, digital direct-to-consumer products, a production studio and curriculum-based education products and services. As further discussed in Note 2, on April 28, 2017, the Company sold two of its production studios Raw and Betty to DLG Acquisitions Limited (“All3Media”). The Company presents its operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting principally of international television networks and digital content services. In addition, Education and Other consists principally of curriculum-based product and service offerings and the production studio. Financial information for Discovery’s reportable segments is discussed in Note 16.
Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. For each non-wholly owned subsidiary, the Company evaluates its ownership and other interests to determine whether it should consolidate the entity. As part of its evaluation, the Company makes judgments in determining whether the entity is a variable interest entity ("VIE") and, if so, whether it is the primary beneficiary of the VIE and is thus required to consolidate the entity. (See Note 3.) Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
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
Reclassifications
The Company adopted new accounting guidance for share-based payments, deferred income taxes and statements of cash flows as of January 1, 2017. The adoption of the new guidance for deferred income taxes resulted in reclassifications of current deferred tax assets to noncurrent deferred tax assets and liabilities in the Company's balance sheet as of December 31, 2016 to conform to the current period presentation. The impact of these reclassifications is shown within the Balance Sheet Classification of Deferred Income Taxes section below. The new accounting pronouncements adopted for share-based payments resulted in the reclassification of net tax windfall adjustments of $1 million from financing activities to operating activities in the consolidated statement of cash flows for the six months ended June 30, 2016, to conform to the current period presentation. The impact of these reclassifications is shown within the Share-based Payments section below. The new accounting pronouncements adopted for cash flow statements did not impact the prior period amounts presented in these financial statements. The impact of the adoptions to

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

other prior periods for the balance sheet and statement of operations that are not presented in these financial statements were disclosed in the 2016 Form 10-K. See further discussion of new accounting pronouncements adopted below.
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

•
Net windfall tax benefits or deficiencies are recorded in income tax expense in the period in which they occur, whereas they were previously recorded in additional paid-in capital (“APIC”). This change has been applied prospectively. There were $1 million in net tax windfall adjustments for the three and six months ended June 30, 2016.

•
Expected cash flows from net windfall tax benefits are no longer factored into the calculation of the number of shares for diluted earnings per share. This change has been applied prospectively. Net windfall tax benefits did not impact the presentation of diluted earnings per share for the three and six months ended June 30, 2016.

•
Cash flows from net windfall tax benefits are classified as operating activities in the statement of cash flows presentation. Previously net windfall tax benefits were classified as financing activities. This change is applied retrospectively, resulting in the adjustment of prior period amounts. There were $1 million in net tax windfall adjustments for the six months ended June 30, 2016 reclassified from financing activities to operating activities.

•	The Company evaluated the accounting for awards that are liability-classified and marked-to-market each accounting period and concluded that there is no change to the accounting for those awards.

Balance Sheet Classification of Deferred Income Taxes
On January 1, 2017, the Company adopted new guidance that removes the requirement to separate deferred tax assets and liabilities into current and noncurrent amounts, and instead requires all such amounts be classified as noncurrent on the Company's consolidated balance sheets. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company retrospectively adopted the new guidance effective January 1, 2017. The following table summarizes the adjustments the Company made to conform prior period classifications to the new guidance:

	December 31, 2016
	As reported	As adjusted
Current deferred income tax assets	$97	$—
Noncurrent deferred income tax assets (included within other noncurrent assets)	9	20
Noncurrent deferred income tax liabilities	(553)	(467)
Total	$(447)	$(447)

Statement of Cash Flows
On January 1, 2017, the Company adopted new guidance that reduces diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The topics relevant to the Company include: (1) debt prepayment or debt extinguishment costs, which prior to adoption were classified as operating activities, but are now classified as financing activities, (2) settlement and receipt of discounts and premiums associated with our senior notes, which prior to adoption were classified as operating activities, but are now classified as financing activities when the stated interest rate is deemed not insignificant to the effective interest rate of the borrowing, (3) contingent consideration payments not made soon after a business combination date, which must be classified as financing activities up to the contingent consideration liability amount with any excess payment classified as operating activities, and (4) the election to assess distributions received from equity method investees based on the nature of distribution approach, which results in the classification of such distributions based on the nature of the activity that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities). The Company early adopted this guidance

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

retrospectively effective January 1, 2017. There was no impact from the adoption of the new guidance on the prior period financial statements presented for the six months ended June 30, 2016, as there were no transactions related to the first and second items listed above and no change in the Company's historical accounting policy was required for the third and fourth items listed above.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which applies a single, comprehensive revenue recognition model for all contracts with customers. The core principle of the new guidance is that the Company will recognize revenue from the transfer of promised goods or services to customers at an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued by the FASB on this topic, the most recent of which

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

was issued in December 2016. Many of these clarifications and updates to the guidance, as well as a number of interpretive issues, apply to companies in the media and entertainment industry.
The new standard is effective for annual reporting periods beginning after December 15, 2017. In addition, the guidance requires new or expanded disclosures related to the judgments made by companies when following the framework. The Company has made progress toward completing its assessment of the impact of adopting this new guidance, and the Company is finalizing its implementation plan. The Company currently does not anticipate that the adoption of the new guidance will have a material impact on the Company's financial statements, principally because the Company does not expect significant changes in the way it will record U.S. Networks' distribution or advertising revenues. The Company is still evaluating the impact of its international distribution and advertising revenue arrangements. The Company's evaluation of the expected impact of the new guidance on certain transactions could change if there are additional interpretations of the new revenue guidance that are different from the Company's preliminary conclusions. The Company will apply the new revenue standard beginning January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). When the Company has completed its evaluation, it will determine the method of transition that will be used in adopting the new standard.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, more than 90% of distribution revenue comes from the Company's largest 10 distributors in the U.S. For the International Networks segment, approximately 43% of distribution revenue comes from the Company's largest 10 distributors outside of the U.S. Agreements in place with the major cable and satellite operators in the U.S. Networks and International Networks expire at various times from 2017 through 2021. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three and six months ended June 30, 2017 or 2016. As of June 30, 2017 and December 31, 2016, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
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
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of June 30, 2017, the Company did not anticipate nonperformance by any of its counterparties.
Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks through evaluating and monitoring the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. In connection with the Company's hedge of certain investments classified as AFS securities, the Company has pledged shares as collateral to the derivative counterparty. (See Note 3.) The Company also has a limited number of arrangements where collateral is required to be

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

posted in the instance that certain fair value thresholds are exceeded. As of June 30, 2017, no collateral has been posted by either party under these arrangements. As of June 30, 2017, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $48 million. (See Note 4.)
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Scripps Networks Interactive, Inc. ("Scripps")
On July 31, 2017, Discovery announced that it has signed an agreement for Discovery to acquire Scripps in a cash-and-stock transaction valued at $14.6 billion, or $90.00 per share. The transaction is expected to close by early 2018.
Scripps shareholders will receive $90.00 per share, comprised of $63.00 per share in cash and $27.00 per share in Discovery's Series C common stock based on Discovery’s July 21, 2017 closing price. The stock portion will be subject to a collar based on the volume weighted average price of Discovery's Series C common stock over the 15 trading days ending on the third trading day prior to closing (the “Average Discovery Price”). Scripps shareholders will receive 1.2096 shares of Discovery's Series C common stock if the Average Discovery Price is below $22.32, and 0.9408 shares of Discovery's Series C common stock if the Average Discovery Price is above $28.70. If the Average Discovery Price is greater than or equal to $22.32 but less than or equal to $28.70, Scripps shareholders will receive a number of shares between 1.2096 and 0.9408 equal to $27.00 in value. If the Average Discovery Price is between $22.32 and $25.51, Discovery has the option to pay additional cash instead of issuing more shares. Scripps shareholders will have the option to elect to receive their consideration in cash, stock or the mixture described above, subject to pro rata cut backs to the extent cash or stock is oversubscribed. Post-closing, Scripps’ shareholders will own approximately 20% of Discovery’s fully diluted common shares and Discovery’s shareholders will own approximately 80%. The cash portion of the purchase price will be financed with a combination of new debt and cash on hand. While Discovery expects to put in place financing for the transaction, Discovery also has secured fully committed financing from affiliates of Goldman Sachs & Co. LLC to fund the acquisition. The aggregate purchase price includes an assumption of Scripps’ net debt of approximately $2.7 billion. The transaction is subject to approval by Discovery and Scripps’ shareholders, regulatory approvals, and other customary closing conditions.
John C. Malone, Advance/Newhouse Programming Partnership (“Advance/Newhouse”) and members of the Scripps family have entered into voting agreements to vote in favor of the transaction. In addition, Advance/Newhouse has provided its consent, in its capacity as the holder of Discovery’s outstanding shares of Series A preferred stock, for Discovery to enter into the merger agreement and consummate the merger. In connection with this consent, Discovery and Advance/Newhouse have entered into an exchange agreement pursuant to which Advance/Newhouse will exchange all of its shares of Series A and Series C preferred stock of Discovery for shares of newly designated Series A-1 and Series C-1 preferred stock of Discovery. The exchange transaction will not change the aggregate number of shares of Discovery’s Series A common stock and Series C common stock that are beneficially owned by Advance/Newhouse or change voting rights or liquidation preferences afforded to Advance/Newhouse.
Dispositions
Raw and Betty Studios, LLC.
On April 28, 2017, the Company sold Raw and Betty to All3Media. All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting. The Company recorded a loss of $4 million for the disposition of these businesses for the three and six months ended June 30, 2017. The loss on disposition of Raw and Betty included $38 million in net assets, including $30 million of goodwill. The impact to the Company's income before income taxes for Raw and Betty through the date of sale were losses of $3 million and $4 million for the three and six months ended June 30, 2017, respectively, and income of $1 million and $3 million for the three and six months ended June 30, 2016, respectively. Raw and Betty were components of the studios operating segment reported with Education and Other.
Group Nine Transaction
On December 2, 2016, the Company recorded a pre-tax gain of $50 million upon disposition of its digital network Seeker and production studio SourceFed, following its contribution of the businesses and $100 million in cash for the formation of a new joint venture, Group Nine Media, Inc. ("Group Nine Media"), on December 2, 2016 ("Group Nine Transaction"). Group Nine Media includes Thrillist Media Group, NowThis Media and TheDodo.com. As a result of the transaction, Discovery obtained a 39% ownership interest in the preferred stock of Group Nine Media, which is accounted for under the cost method of accounting. (See Note 3.) The gain on contribution of the digital networks business included the disposition of $32 million in net assets, including

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

$22 million of goodwill allocated to the transaction based on the relative fair values of the digital networks business disposed of and the portion of the U.S. Networks reporting unit that was retained.
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
NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	June 30, 2017	December 31, 2016
Trading securities: mutual funds	Prepaid expenses and other current assets	$178	$160
Equity method investments	Equity method investments, including note receivable	700	557
AFS securities:
Common stock	Other noncurrent assets	68	64
Common stock - pledged	Other noncurrent assets	68	64
Cost method investments	Other noncurrent assets	260	245
Total investments		$1,274	$1,090
Trading Securities
Trading securities include investments in mutual funds held in a separate trust which are owned as part of the Company’s supplemental retirement plan. (See Note 4.)
Equity Method Investments
The Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. Almost all equity method investees are privately owned. The carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees, except for Oprah Winfrey Network ("OWN"), because the Company has recorded losses in excess of its ownership interest, and certain investments in renewable energy projects accounted for using the Hypothetical Liquidation at Book Value ("HLBV") methodology under the equity method of accounting. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of June 30, 2017, the Company’s maximum exposure for all its VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $577 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $544 million and $426 million as of June 30, 2017 and December 31, 2016, respectively. The Company recognized its portion of net losses generated by VIEs of $35 million and $5 million for the three months ended June 30, 2017 and 2016, respectively, and net losses and net income generated by VIEs of $78 million and $4 million for the six months ended June 30, 2017 and 2016, respectively.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

accounts for its investment in OWN using the equity method. However, the Company provides OWN content licenses and services, such as distribution, sales and administrative support, for a fee and has provided OWN funding. (See Note 14.)
The carrying value of the Company’s investment in OWN of $350 million and $320 million as of June 30, 2017 and December 31, 2016, respectively, includes the Company's note receivable and accumulated investment balance. The Company's combined advances to and note receivable from OWN, including accrued interest, were $301 million and $311 million as of June 30, 2017 and December 31, 2016, respectively. The interest on the note, compounded annually, is 5.0%. During the six months ended June 30, 2017, the Company received net repayments of $17 million from OWN and accrued interest on the note receivable of $7 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company will provide additional funding to OWN, if necessary, and expects to recoup amounts funded. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo. The Company monitors the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. There has been no impairment of the OWN note receivable.
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
Based on the joint venture agreement, as amended on April 1, 2016, Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount during 90-day windows beginning on April 1, 2017 and every two and a half years commencing July 1, 2018 through January 1, 2026. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fifth put exercise date. On June 16, 2017, Harpo delivered its put notice for up to $100 million in value of its OWN membership interests to the Company. Harpo may withdraw its put exercise notice during the required 30 day valuation process, which has been extended until August 16, 2017. Harpo and Discovery are following a series of protocols specified in the joint venture agreement to determine an agreed upon fair value for the put. The number of common units subject to the put exercise represents the proportion of common units held by Harpo that equate to the fair value of the Harpo put purchase price. As of June 30, 2017, the Company has not recorded a liability in connection with the exercise of Harpo's put as the valuation has not been finalized and Harpo may withdraw its put exercise notice.
Renewable Energy Investments
During three and six months ended June 30, 2017, the Company invested $15 million and $196 million, respectively in limited liability companies that sponsor renewable energy projects related to solar energy. The Company expects these investments to result in tax benefits received, which reduce the Company's tax liability, and cash flows from the operation of the investee. These investments are considered VIEs of the Company. The Company does not consolidate the investments as the Company does not have the power to direct the activities that will most significantly impact their economic performance such as the investee's ability to obtain sufficient customers or control solar panel assets. As such, the Company accounts for these investments under the equity method of accounting as the Company possesses rights that allow the Company to exercise significant influence over the investments. Once a stipulated return on investment is garnered by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company applies the HLBV method for recognizing the Company's proportionate share of the investments' net earnings or losses.
During the three and six months ended June 30, 2017, the Company recognized $43 million and $126 million, respectively of losses on these investments as part of loss from equity investees, net in the consolidated statements of operations. The Company recorded benefits of $56 million and $112 million associated with these investments during the three and six months ended June 30, 2017, respectively, that were recorded as a component of income tax expense and operating cash flows. These benefits are comprised of $15 million from the entities' passive losses and $41 million from the investment tax credits for the three months ended June 30, 2017, the latter of which is accounted for utilizing the flow through method. For the six months ended June 30, 2017, the benefits are comprised of $46 million from the entities' passive losses and $66 million from investment tax credits. No investments in renewable energy projects were held by the Company for the three or six months ended June 30, 2016. As of June 30, 2017 and December 31, 2016, the Company's carrying value of renewable energy investments was $109 million and $39

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

million, respectively. The Company has $31 million of future funding commitments for these investments as of June 30, 2017, which are cancelable under limited circumstances.
Other Equity Method Investments
At June 30, 2017 and December 31, 2016, the Company's other equity method investments included All3Media, a Russian cable television business, Mega TV in Chile, and certain joint ventures in Canada. The Company acquired other equity method investments, largely to enhance the Company's digital distribution strategies, particularly for Eurosport Player, and made additional contributions to existing equity method investments totaling $59 million during the six months ended June 30, 2017.
AFS Securities
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

	June 30, 2017	December 31, 2016
Cost	$195	$195
Accumulated change in the value of:
Hedged AFS recognized in other (expense) income, net	(15)	(19)
Unhedged AFS recorded in other comprehensive income (loss)	18	14
Other-than-temporary impairment of AFS securities	(62)	(62)
Carrying value	$136	$128
The Company hedged 50% of the shares with an equity collar (the “Lionsgate Collar”) and pledged those shares as collateral to the derivative counter party. In the application of hedge accounting, when the share price of Lionsgate is within the boundaries of the collar and the hedge has no intrinsic value, the Company records the gains or losses on the Lionsgate AFS securities as a component of other comprehensive income (loss). When the share price of the Lionsgate AFS is outside the boundaries of the collar and the hedge has intrinsic value, the Company records a gain or loss for the change in the fair value of the hedged portion of Lionsgate shares that correspond to the change in intrinsic value of the hedge as a component of other (expense) income, net. (See Note 7.)
In 2016, the Company determined that the decline in value of AFS securities related to its investment in Lionsgate was other-than-temporary in nature and, as such, the cost basis was adjusted to fair value. The impairment determination was based on the sustained decline in the stock price of Lionsgate in relation to the purchase price and the prolonged length of time the fair value of the investment had been less than the carrying value. Based on the other-than-temporary impairment determination, unrealized pre-tax losses of $62 million previously recorded as a component of other comprehensive income (loss) were recognized as an impairment charge that was included as a component of other (expense) income, net for the quarter ended September 30, 2016. Since the impairment charge in 2016, the changes in fair value as a result of changes in stock price have been recorded as a component of other comprehensive income (loss).
Cost Method Investments
The Company's cost method investments as of June 30, 2017 primarily include its 39% minority interest in Group Nine Media valued at $182 million. (See Note 2.) Although Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, the Company applies the cost method for its ownership interest, which does not meet the definition of in-substance common stock. The Company also has investments in an educational website, an electric car racing series and certain investments to enhance the Company's digital distribution strategies. For the six months ended June 30, 2017, the Company invested $15 million in various cost method investments.

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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Trading securities - mutual funds	Prepaid expenses and other current assets	$178	$—	$—	$178
AFS securities:
Common stock	Other noncurrent assets	68	—	—	68
Common stock - pledged	Other noncurrent assets	68	—	—	68
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	8	—	8
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	18	—	18
Fair value hedges:
Equity (Lionsgate Collar)	Other noncurrent assets	—	22	—	22
Total		$314	$48	$—	$362
Liabilities
Deferred compensation plan	Accrued liabilities	$178	$—	$—	$178
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	23	—	23
Foreign exchange	Other noncurrent liabilities	—	1	—	1
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	7	—	7
Cross-currency swaps	Other noncurrent liabilities	—	58	—	58
No hedging designation:
Cross-currency swaps	Other noncurrent liabilities	—	2	—	2
Total		$178	$91	$—	$269

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
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of June 30, 2017 and December 31, 2016. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $7.6 billion and $7.4 billion as of June 30, 2017 and December 31, 2016, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	June 30, 2017	December 31, 2016
Produced content rights:
Completed	$4,034	$3,920
In-production	483	420
Coproduced content rights:
Completed	647	632
In-production	26	57
Licensed content rights:
Acquired	1,053	1,090
Prepaid(a)	168	129
Content rights, at cost	6,411	6,248
Accumulated amortization	(3,951)	(3,849)
Total content rights, net	2,460	2,399
Current portion	(390)	(310)
Noncurrent portion	$2,070	$2,089
(a) Prepaid licensed content rights includes prepaid rights to the Olympic games of $61 million that are reflected as current content rights assets on the consolidated balance sheet as of June 30, 2017.
Content expense is included in costs of revenues on the consolidated statements of operations and consisted of the following (in millions).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Content amortization	$446	$420	$901	$855
Other production charges	76	79	141	138
Content impairments	6	3	9	9
Total content expense	$528	$502	$1,051	$1,002

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	June 30, 2017	December 31, 2016
5.625% Senior notes, semi-annual interest, due August 2019	$411	$500
5.05% Senior notes, semi-annual interest, due June 2020	789	1,300
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	342	314
3.30% Senior notes, semi-annual interest, due May 2022	500	500
3.25% Senior notes, semi-annual interest, due April 2023	350	350
3.80% Senior notes, semi-annual interest, due March 2024	450	—
3.45% Senior notes, semi-annual interest, due March 2025	300	300
4.90% Senior notes, semi-annual interest, due March 2026	700	500
1.90% Senior notes, euro denominated, annual interest, due March 2027	684	627
6.35% Senior notes, semi-annual interest, due June 2040	850	850
4.95% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
Revolving credit facility	700	550
Commercial paper	73	48
Capital lease obligations	172	151
Total debt	8,321	7,990
Unamortized discount and debt issuance costs	(58)	(67)
Debt, net	8,263	7,923
Current portion of debt	(105)	(82)
Noncurrent portion of debt	$8,158	$7,841
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
DCL used the proceeds from the offerings to repurchase $600 million aggregate principal amount of DCL's 5.05% senior notes due 2020 and 5.625% senior notes due 2019 in a cash tender offer. The repurchase resulted in a pretax loss on extinguishment of debt of $54 million for the six months ended June 30, 2017, which is presented as a separate line item on the Company's consolidated statements of operations and recognized as a component of financing cash outflows on the consolidated statements of cash flows. The loss included $50 million for premiums to par value, $2 million of non-cash write-offs of unamortized deferred financing costs, $1 million for the write-off of the original issue discount of these senior notes and $1 million accrued for other third-party fees.
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
As of June 30, 2017, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $700 million at a weighted average interest rate of 2.52%. As of December 31, 2016, the Company had outstanding U.S. dollar-

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

denominated borrowings under the revolving credit facility of $550 million at a weighted average interest rate of 2.05%. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For U.S. dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company may also borrow in foreign currency under the credit facility, at an interest rate based on adjusted LIBOR, plus a margin. The current margins are 1.30% and 0.30%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. The Company had no borrowings under the credit facility in foreign currencies as of June 30, 2017 or December 31, 2016. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.20% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of June 30, 2017, the Company, DCL and the other borrowers were in compliance with all covenants, and there were no events of default under the revolving credit facility.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $73 million with a weighted average interest rate of approximately 1.60% as of June 30, 2017 and $48 million with a weighted average interest rate of approximately 1.20% as of December 31, 2016.
NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates, interest rates and the fair value of investments classified as AFS securities. At the inception of a derivative contract, the Company designates the derivative as one of four types based on the Company's intentions and belief as to its likely effectiveness as a hedge. These four types are: (1) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), (2) a hedge of net investments in foreign operations ("net investment hedge"), (3) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), or (4) an instrument with no hedging designation. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
Unsettled derivative contracts are recorded at their gross fair values on the consolidated balance sheets. (See Note 4.) The portion of the fair value that represents cash flows occurring within one year are classified as current, and the portion related to cash flows occurring beyond one year are classified as noncurrent. Gains and losses on the effective portions of designated cash flow and net investment hedges are initially recognized as components of accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the statements of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings. The ineffective portion of any previous gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets are reclassified immediately to other (expense) income, net on the consolidated statements of operations. The Company records gains and losses from the Lionsgate Collar, designated as a fair value hedge, and instruments that receive no hedging designation, as a component of other (expense) income, net on the consolidated statements of operations. The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows from the hedged item.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of June 30, 2017 and December 31, 2016.

	June 30, 2017					December 31, 2016
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$625	$8	$—	$23	$1	$677	$31	$—	$18	$—
Net investment hedges:
Cross-currency swaps	1,684	—	18	7	58	751	—	35	3	31
Foreign exchange	100	—	—	—	—	—	—	—	—	—
Fair value hedges:
Equity (Lionsgate collar)	97	—	22	—	—	97	—	25	—	—
No hedging designation:
Interest rate	25	—	—	—	—	25	—	—	—	—
Cross-currency swaps	64	—	—	—	2	64	—	1	—	—
Total		$8	$40	$30	$61		$31	$61	$21	$31
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Losses) gains recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(18)	$3	$(31)	$(18)
(Losses) gains reclassified into income from accumulated other comprehensive loss (effective portion):
Foreign exchange - distribution revenue	(4)	(5)	(7)	(4)
Foreign exchange - advertising revenue	(1)	(1)	(1)	(1)
Foreign exchange - costs of revenues	—	3	4	7
Foreign exchange - other (expense) income, net	—	1	—	2
Interest rate - interest expense	—	(1)	(1)	(2)
Fair value excluded from effectiveness assessment:
Foreign exchange - other (expense) income, net	—	(3)	—	(4)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If current fair values of designated cash flow hedges as of June 30, 2017 remained static over the next twelve months, the Company would reclassify $16 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months.
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Currency translation adjustments:
Cross-currency swaps - changes in fair value	$(39)	$(8)	$(48)	$(8)
Cross-currency swaps - interest settlements	—	—	5	—
Total other comprehensive loss	$(39)	$(8)	$(43)	$(8)
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). There were no amounts of ineffectiveness recognized on fair value hedges for the three and six months ended June 30, 2017. The Company recognized $2 million of ineffectiveness for the three and six months ended June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gains (losses) on changes in fair value of hedged AFS	$4	$(4)	$4	$(30)
(Losses) gains on changes in the intrinsic value of equity contracts	(4)	2	(4)	28
Fair value of equity contracts excluded from effectiveness assessment	3	1	1	(7)
Total in other (expense) income, net	$3	$(1)	$1	$(9)
The following table presents the pretax losses on derivatives not designated as hedges and recognized in other (expense) income, net in the consolidated statements of operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cross-currency swaps	$(2)	$—	$(3)	$—
Foreign exchange	$—	$(2)	$—	$(2)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. REDEEMABLE NONCONTROLLING INTERESTS
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$249	$248	$243	$241
Cash distributions to redeemable noncontrolling interests	(17)	(15)	(20)	(17)
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	6	6	12	12
Other comprehensive income attributable to redeemable noncontrolling interests	—	2	1	3
Currency translation on redemption values	(1)	2	—	4
Retained earnings adjustments:
Adjustments of redemption values to the floor	—	(2)	1	(2)
Ending balance	$237	$241	$237	$241
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
In connection with its non-controlling interest in Discovery Japan, Jupiter Telecommunications Co., Ltd ("J:COM") has the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. As amended, through January 10, 2018, the redemption value is the January 10, 2013, fair value denominated in Japanese yen; thereafter, as chosen by J:COM, the redemption value is the then-current fair value or the January 10, 2013, fair value denominated in Japanese yen.
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
NOTE 9. EQUITY
Common Stock Repurchase Program
On August 3, 2010, the Company implemented a stock repurchase program. Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of June 30, 2017, the total amount authorized under the stock repurchase program was $7.5 billion, and the Company had $0.8 billion of remaining authorization for future repurchases under the existing stock repurchase program, which will expire on October 8, 2017.
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. As of June 30, 2017, the Company had repurchased over the life of the program 3 million and 164 million shares of Series A and Series C common stock,

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

respectively, for an aggregate purchase price of $171 million and $6.6 billion, respectively. The table below presents a summary of common stock repurchases (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Series C Common Stock:
Shares repurchased	9.1	10.4	14.3	18.8
Purchase price	$241	$286	$381	$500
Preferred Stock Conversion and Repurchase Program
Series C convertible preferred stock held by Advance/Newhouse is convertible, at the option of the holder, into two shares of Series C common stock. The Company has an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock equal to 3/7 of the number of shares of Series C common stock purchased under the Company’s common stock repurchase program during the then most recently completed fiscal quarter. The price paid per preferred share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced common stock repurchase program. The repurchase transactions are recorded as a decrease in par value of preferred stock and retained earnings upon settlement as there is no remaining APIC for this class of stock and the shares are retired upon repurchase.
The table below presents a summary of Series C convertible preferred stock repurchases (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Series C Convertible Preferred Stock:
Shares repurchased	1.1	1.8	2.3	4.7
Purchase price	$60	$91	$120	$250
Based on the number of shares of Series C common stock repurchased during the three months ended June 30, 2017, the Company expects to repurchase, convert and retire 2 million shares of its Series C convertible preferred shares under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $102 million on or about August 10, 2017. The expected purchase of these shares has not been recognized as a liability on the Company's consolidated balance sheet as of June 30, 2017, due to certain termination rights held by Discovery and Advance/Newhouse in the preferred stock conversion and repurchase arrangement.
Stock Repurchases
As of June 30, 2017, total shares repurchased, on a split-adjusted and as-converted basis, under these programs represent 38% of the Company's outstanding shares since the repurchase programs were authorized. Total shares repurchased, on a split-adjusted and as-converted basis, under these programs were 33% of the Company's outstanding shares since the repurchase programs were authorized, including offsetting adjustments for the issuance of equity for share-based compensation.
Common Stock Repurchase Contract
On March 15, 2017, the Company settled a December 15, 2016 common stock repurchase contract through the receipt of $58 million of cash. The Company had prepaid $57 million for the common stock repurchase contract in 2016 with the option to settle the contract in cash or Series C common stock in March 2017. The Company elected to receive a cash settlement inclusive of a $1 million premium, which is reflected as an adjustment to APIC.
Other Comprehensive Income (Loss)
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses)
Foreign currency	$109	$9	$118	$(74)	$17	$(57)
Net investment hedges	(39)	—	(39)	(8)	—	(8)
Reclassifications:
Loss on disposition	12	—	12	—	—	—
Total currency translation adjustments	82	9	91	(82)	17	(65)

AFS adjustments:
Unrealized gains (losses)	9	—	9	(8)	—	(8)
Reclassifications to other (expense) income, net:
Hedged portion of AFS securities	(4)	—	(4)	4	—	4
Total AFS adjustments	5	—	5	(4)	—	(4)

Derivative adjustments:
Unrealized (losses) gains	(18)	5	(13)	3	(1)	2
Reclassifications:
Distribution revenue	4	(1)	3	5	(1)	4
Advertising revenue	1	—	1	1	—	1
Costs of revenues	—	—	—	(3)	1	(2)
Interest expense	—	—	—	1	(1)	—
Other (expense) income, net	—	—	—	(1)	1	—
Total derivative adjustments	(13)	4	(9)	6	(1)	5
Other comprehensive income (loss)	$74	$13	$87	$(80)	$16	$(64)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses)
Foreign currency	$180	$10	$190	$(24)	$25	$1
Net investment hedges	(43)	—	(43)	(8)	—	(8)
Reclassifications:
Loss on disposition	12	—	12	—	—	—
Total currency translation adjustments	149	10	159	(32)	25	(7)

AFS adjustments:
Unrealized gains (losses)	8	—	8	(60)	10	(50)
Reclassifications to other (expense) income, net:
Hedged portion of AFS securities	(4)	—	(4)	30	(5)	25
Total AFS adjustments	4	—	4	(30)	5	(25)

Derivative adjustments:
Unrealized losses	(31)	10	(21)	(18)	7	(11)
Reclassifications:
Distribution revenue	7	(2)	5	4	(1)	3
Advertising revenue	1	—	1	1	—	1
Costs of revenues	(4)	1	(3)	(7)	2	(5)
Interest expense	1	—	1	2	(1)	1
Other (expense) income, net	—	—	—	(2)	1	(1)
Total derivative adjustments	(26)	9	(17)	(20)	8	(12)
Other comprehensive income (loss)	$127	$19	$146	$(82)	$38	$(44)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended June 30, 2017
	Currency Translation	AFS	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(730)	$10	$16	$(704)
Other comprehensive income (loss) before reclassifications	79	9	(13)	75
Reclassifications from accumulated other comprehensive loss to net income	12	(4)	4	12
Other comprehensive income (loss)	91	5	(9)	87
Ending balance	$(639)	$15	$7	$(617)

	Three Months Ended June 30, 2016
	Currency Translation	AFS	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(549)	$(48)	$(17)	$(614)
Other comprehensive (loss) income before reclassifications	(65)	(8)	2	(71)
Reclassifications from accumulated other comprehensive loss to net income	—	4	3	7
Other comprehensive (loss) income	(65)	(4)	5	(64)
Other comprehensive income attributable to redeemable noncontrolling interests	(2)	—	—	(2)
Ending balance	$(616)	$(52)	$(12)	$(680)

	Six Months Ended June 30, 2017
	Currency Translation	AFS	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(797)	$11	$24	$(762)
Other comprehensive income (loss) before reclassifications	147	8	(21)	134
Reclassifications from accumulated other comprehensive loss to net income	12	(4)	4	12
Other comprehensive income (loss)	159	4	(17)	146
Other comprehensive income attributable to redeemable noncontrolling interests	(1)	—	—	(1)
Ending balance	$(639)	$15	$7	$(617)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2016
	Currency Translation	AFS	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(606)	$(27)	$—	$(633)
Other comprehensive loss before reclassifications	(7)	(50)	(11)	(68)
Reclassifications from accumulated other comprehensive loss to net income	—	25	(1)	24
Other comprehensive loss	(7)	(25)	(12)	(44)
Other comprehensive income attributable to redeemable noncontrolling interests	(3)	—	—	(3)
Ending balance	$(616)	$(52)	$(12)	$(680)
NOTE 10. SHARE-BASED PAYMENTS
The Company has various incentive plans under which stock options, time-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and stock appreciation rights ("SARs") have been issued. During the six months ended June 30, 2017, the vesting and service requirements of share-based awards granted were consistent with the arrangements disclosed in the 2016 Form 10-K.
The table below presents the components of share-based compensation expense (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
PRSUs	$(2)	$—	$7	$9
RSUs	5	4	11	10
Stock options	1	2	4	7
SARs	(3)	(3)	—	1
Total share-based compensation expense	$1	$3	$22	$27
Tax benefit recognized	$—	$1	$8	$10
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

	June 30, 2017	December 31, 2016
Current portion of liability-classified awards:
PRSUs	$14	$29
SARs	2	2
Non-current portion of liability-classified awards:
PRSUs	33	47
SARs	4	5
Total liability-classified share-based compensation award liability	$53	$83

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents award activity (in millions, except weighted-average grant price) for PRSUs, RSUs and SARs.

	Six Months Ended June 30, 2017
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.7	$29.50
RSUs	1.5	$29.15
SARs	3.0	$27.40
Awards converted or settled:
PRSUs	1.7	$34.55
RSUs	0.4	$35.92
SARs	0.6	$25.72
The table below presents stock option activity (in millions, except weighted-average exercise price).

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2016	13.7	$26.05
Granted	2.5	$29.14
Exercised	(2.5)	$17.45
Forfeited/cancelled	(1.0)	$34.52
Outstanding as of June 30, 2017	12.7
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of June 30, 2017
    (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
RSUs	$77	3.2
PRSUs	32	2.1
Stock options	40	2.5
SARs	12	1.4
Total unrecognized compensation cost	$161

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11. INCOME TAXES
The Company's income tax expense was $93 million and $148 million, and the effective income tax rate was 20% for the three and six months ended June 30, 2017. The Company's income tax expense was $95 million and $206 million, and the effective income tax rates were 19% and 23%, for the three and six months ended June 30, 2016, respectively. The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	2%	(11)%	2%	(5)%
Effect of foreign operations	(5)%	(2)%	(5)%	(3)%
Domestic production activity deductions	(3)%	(4)%	(3)%	(4)%
Change in uncertain tax positions	—%	2%	—%	1%
Renewable energy investments tax credits	(9)%	—%	(9)%	—%
Other, net	—%	(1)%	—%	(1)%
Effective income tax rate	20%	19%	20%	23%
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
The Company's reserves for uncertain tax positions as of June 30, 2017 and December 31, 2016 totaled $126 million and $117 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $41 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of June 30, 2017 and December 31, 2016, the Company had accrued approximately $16 million and $11 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the computation for income available to Discovery Communications, Inc. stockholders (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$380	$415	$601	$684
Less:
Allocation of undistributed income to Series A convertible preferred stock	(91)	(94)	(143)	(153)
Net income attributable to noncontrolling interests	—	(1)	—	(1)
Net income attributable to redeemable noncontrolling interests	(6)	(6)	(12)	(12)
Net income available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders for basic net income per share	$283	$314	$446	$518

Allocation of net income available to Discovery Communications Inc. Series A, B and C common stockholders and Series C convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	250	270	393	443
Series C convertible preferred stockholders	33	44	53	75
Total	283	314	446	518
Add:
Allocation of undistributed income to Series A convertible preferred stockholders	91	94	143	153
Net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share	$374	$408	$589	$671
Net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share. For the three months ended June 30, 2017 and 2016, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $32 million and $44 million, respectively. For the six months ended June 30, 2017 and 2016, net income available to Discovery Communications, Inc. Series C convertible preferred stockholders for diluted net income per share was $52 million and $74 million, respectively.
The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Denominator — weighted average:
Series A, B and C common shares outstanding — basic	384	404	387	409
Impact of assumed preferred stock conversion	192	208	193	211
Dilutive effect of share-based awards	2	4	3	3
Series A, B and C common shares outstanding — diluted	578	616	583	623

Series C convertible preferred stock outstanding — basic and diluted	25	33	26	35

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
The table below sets forth the Company's calculated earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.65	$0.66	$1.02	$1.08
Series C convertible preferred stockholders	$1.30	$1.33	$2.04	$2.16

Diluted net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C convertible preferred stockholders:
Series A, B and C common stockholders	$0.64	$0.66	$1.01	$1.08
Series C convertible preferred stockholders	$1.28	$1.33	$2.02	$2.16
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive stock options and RSUs	11	9	10	8
PRSUs whose performance targets have not been achieved	1	3	1	3
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities

	June 30, 2017	December 31, 2016
Accrued payroll and related benefits	$405	$486
Content rights payable	184	173
Accrued interest	62	67
Accrued income taxes	35	34
Current portion of share-based compensation liabilities	16	31
Other accrued liabilities	244	284
Total accrued liabilities	$946	$1,075

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other (Expense) Income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency (losses) gains, net	$(26)	$41	$(35)	$37
Gains (losses) on derivative instruments	1	(6)	(2)	(15)
Other income, net	1	3	—	—
Total other (expense) income, net	$(24)	$38	$(37)	$22
Share-Based Plan Payments, net
Share-based plan payments, net in the statement of cash flows consisted of the following (in millions).(a)

	Six Months Ended June 30,
	2017	2016
Tax settlements associated with share-based plans	$(30)	$(10)
Proceeds from issuance of common stock in connection with share-based plans	41	12
Total share-based plan payments, net	$11	$2
(a) Share-based plan payments, net includes the retrospective reclassification of windfall tax benefits or deficiencies from financing activities to operating activities in the statement of cash flows presentation pursuant to the adoption of the new guidance on share-based payments on January 1, 2017. There were $1 million in net windfall tax adjustments for the six months ended June 30, 2016, reclassified from financing activities to operating activities. (See Note 1).
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2017	2016
Cash paid for taxes, net (a)	$199	$314
Cash paid for interest, net	184	174
Noncash investing and financing activities:
Accrued purchases of property and equipment	18	9
Assets acquired under capital lease arrangements	38	1
(a) The decrease in cash paid for taxes, net, for the six months ended June 30, 2017 is mostly due to the tax impact from the Company's investments in limited liability companies that sponsor renewable energy projects related to solar energy. (See Note 3).
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 26% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 46% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as OWN, All3Media and a Russian cable television business, or minority partners of consolidated subsidiaries, such as Hasbro.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues and service charges:
Liberty Group(a)	$128	$87	$254	$143
Equity method investees	38	30	72	57
Other	8	8	21	19
Total revenues and service charges	$174	$125	$347	$219

Interest income(b)	$3	$4	$7	$9

Expenses	$(40)	$(39)	$(70)	$(60)
(a) The increase for the three and six months ended June 30, 2017 includes the May 2016 acquisition of Time Warner Cable, Inc. by Charter Communications, an equity method investee of the Liberty Group, and other changes in Liberty Group's businesses.
(b) The Company records interest earnings from loans to equity method investees, such as OWN, as a component of loss from equity investees, net, in the consolidated statements of operations. (See Note 3.)
The table below presents receivables due from related parties (in millions).

	June 30, 2017	December 31, 2016
Receivables	$116	$109
Note receivable (See Note 3)	301	311
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
Contingencies
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. On June 16, 2017, Harpo delivered its put notice for up to $100 million in value of its OWN membership interests to the Company. No amounts have been recorded by the Company for the Harpo put right as of June 30, 2017, as the valuation for the put has not been finalized and Harpo may withdraw its put exercise notice. (See Note 3.) Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in Discovery Family and Discovery Japan, respectively. The Company recorded the value of the put rights for Discovery Family and Discovery Japan as a component of redeemable equity in the amounts of $210 million and $27 million, respectively. (See Note 8.)
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Guarantees
There were no guarantees recorded as of June 30, 2017 and December 31, 2016.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of June 30, 2017 and December 31, 2016.
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, and (vii) certain inter-segment eliminations related to production studios. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. The Company also excludes depreciation of fixed assets, and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. As of January 1, 2017, the Company no longer excludes amortization of deferred launch incentives in calculating total Adjusted OIBDA as it is not material. For the three and six months ended June 30, 2016, deferred launch incentives of $4 million and $7 million were not reflected as an adjustment to the calculation of total Adjusted OIBDA in order to conform to the current presentation. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. The tables below present summarized financial information for each of the Company’s reportable segments, other operating segments and corporate and inter-segment eliminations (in millions).
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. Networks	$890	$873	$1,719	$1,680
International Networks	811	790	1,558	1,501
Education and Other	44	46	81	90
Corporate and inter-segment eliminations	—	(1)	—	(2)
Total revenues	$1,745	$1,708	$3,358	$3,269

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Adjusted OIBDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. Networks	$567	$544	$1,068	$1,017
International Networks	236	245	430	427
Education and Other	5	(3)	(1)	(4)
Corporate and inter-segment eliminations	(91)	(84)	(177)	(164)
Total Adjusted OIBDA	$717	$702	$1,320	$1,276
Reconciliation of Net Income available to Discovery Communications, Inc. to total Adjusted OIBDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income available to Discovery Communications, Inc.	$374	$408	$589	$671
Net income attributable to redeemable noncontrolling interests	6	6	12	12
Net income attributable to noncontrolling interests	—	1	—	1
Income tax expense	93	95	148	206
Income before income taxes	473	510	749	890
Other expense (income), net	24	(38)	37	(22)
Loss from equity investees, net	42	23	95	31
Loss on extinguishment of debt	—	—	54	—
Interest expense	91	91	182	176
Operating income	630	586	1,117	1,075
Loss (gain) on disposition	4	—	4	(13)
Restructuring and other charges	8	39	32	45
Depreciation and amortization	80	80	160	159
Mark-to-market share-based compensation	(5)	(3)	7	10
Total Adjusted OIBDA	$717	$702	$1,320	$1,276
Total Assets

	June 30, 2017	December 31, 2016
U.S. Networks	$3,598	$3,412
International Networks	5,205	4,922
Education and Other	376	399
Corporate and inter-segment eliminations	6,970	6,939
Total assets	$16,149	$15,672
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 17. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges, by segment were as follows (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. Networks	$—	$7	$4	$8
International Networks	4	15	21	20
Education and Other	—	3	1	3
Corporate	4	14	6	14
Total restructuring and other charges	$8	$39	$32	$45

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restructuring charges	$4	$43	$28	$49
Other	4	(4)	4	(4)
Total restructuring and other charges	$8	$39	$32	$45
Restructuring charges include management changes and cost reduction efforts, including employee terminations, intended to enable the Company to more efficiently operate in a leaner and more directed cost structure and invest in growth initiatives, including digital services and content creation.
Changes in restructuring and other liabilities recorded in accrued liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Terminations	Total
December 31, 2016	$3	$36	$39
Net Accruals	—	28	28
Cash Paid	—	(32)	(32)
June 30, 2017	$3	$32	$35

NOTE 18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of June 30, 2017 and December 31, 2016, all of the outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 6.) The Company fully and unconditionally guarantees the senior notes on an unsecured basis. Each of the Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Company's current Registration Statement on Form S-3 that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
June 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$8	$198	$—	$—	$206
Receivables, net	—	—	485	1,273	—	—	1,758
Content rights, net	—	—	7	383	—	—	390
Prepaid expenses and other current assets	23	40	219	134	—	—	416
Inter-company trade receivables, net	—	—	174	—	—	(174)	—
Total current assets	23	40	893	1,988	—	(174)	2,770
Investment in and advances to subsidiaries	5,505	5,466	7,955	—	3,684	(22,610)	—
Noncurrent content rights, net	—	—	712	1,358	—	—	2,070
Goodwill, net	—	—	3,769	4,354	—	—	8,123
Intangible assets, net	—	—	264	1,217	—	—	1,481
Equity method investments, including note receivable	—	—	29	671	—	—	700
Other noncurrent assets, including property and equipment, net	—	20	334	671	—	(20)	1,005
Total assets	$5,528	$5,526	$13,956	$10,259	$3,684	$(22,804)	$16,149
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$80	$25	$—	$—	$105
Other current liabilities	—	—	448	913	—	—	1,361
Inter-company trade payables, net	—	—	—	174	—	(174)	—
Total current liabilities	—	—	528	1,112	—	(174)	1,466
Noncurrent portion of debt	—	—	7,625	533	—	—	8,158
Other noncurrent liabilities	2	—	337	422	21	(20)	762
Total liabilities	2	—	8,490	2,067	21	(194)	10,386
Redeemable noncontrolling interests	—	—	—	237	—	—	237
Total equity	5,526	5,526	5,466	7,955	3,663	(22,610)	5,526
Total liabilities and equity	$5,528	$5,526	$13,956	$10,259	$3,684	$(22,804)	$16,149

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$525	$1,224	$—	$(4)	$1,745
Costs of revenues, excluding depreciation and amortization	—	—	112	522	—	—	634
Selling, general and administrative	5	—	56	332	—	(4)	389
Depreciation and amortization	—	—	11	69	—	—	80
Restructuring and other charges	—	—	3	5	—	—	8
Loss on disposition	—	—	—	4	—	—	4
Total costs and expenses	5	—	182	932	—	(4)	1,115
Operating (loss) income	(5)	—	343	292	—	—	630
Equity in earnings of subsidiaries	376	376	245	—	251	(1,248)	—
Interest expense	—	—	(83)	(8)	—	—	(91)
Loss from equity investees, net	—	—	—	(42)	—	—	(42)
Other (expense) income, net	—	—	(62)	38	—	—	(24)
Income before income taxes	371	376	443	280	251	(1,248)	473
Income tax benefit (expense)	3	—	(67)	(29)	—	—	(93)
Net income	374	376	376	251	251	(1,248)	380
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Net income available to Discovery Communications, Inc.	$374	$376	$376	$251	$251	$(1,254)	$374

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$521	$1,191	$—	$(4)	$1,708
Costs of revenues, excluding depreciation and amortization	—	—	116	488	—	(1)	603
Selling, general and administrative	4	—	60	339	—	(3)	400
Depreciation and amortization	—	—	9	71	—	—	80
Restructuring and other charges	—	—	22	17	—	—	39
Total costs and expenses	4	—	207	915	—	(4)	1,122
Operating (loss) income	(4)	—	314	276	—	—	586
Equity in earnings of subsidiaries	410	410	239	—	274	(1,333)	—
Interest expense	—	—	(85)	(6)	—	—	(91)
Loss from equity investees, net	—	—	(5)	(18)	—	—	(23)
Other income, net	—	—	18	20	—	—	38
Income before income taxes	406	410	481	272	274	(1,333)	510
Income tax benefit (expense)	2	—	(71)	(26)	—	—	(95)
Net income	408	410	410	246	274	(1,333)	415
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Net income available to Discovery Communications, Inc.	$408	$410	$410	$246	$274	$(1,340)	$408

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,016	$2,349	$—	$(7)	$3,358
Costs of revenues, excluding depreciation and amortization	—	—	220	1,021	—	—	1,241
Selling, general and administrative	9	—	130	672	—	(7)	804
Depreciation and amortization	—	—	23	137	—	—	160
Restructuring and other charges	—	—	19	13	—	—	32
Loss on disposition	—	—	—	4	—	—	4
Total costs and expenses	9	—	392	1,847	—	(7)	2,241
Operating (loss) income	(9)	—	624	502	—	—	1,117
Equity in earnings of subsidiaries	594	594	385	—	396	(1,969)	—
Interest expense	—	—	(169)	(13)	—	—	(182)
Loss on extinguishment of debt	—	—	(54)	—	—	—	(54)
Income (loss) from equity investees, net	—	—	1	(96)	—	—	(95)
Other (expense) income, net	—	—	(89)	52	—	—	(37)
Income before income taxes	585	594	698	445	396	(1,969)	749
Income tax benefit (expense)	4	—	(104)	(48)	—	—	(148)
Net income	589	594	594	397	396	(1,969)	601
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(12)	(12)
Net income available to Discovery Communications, Inc.	$589	$594	$594	$397	$396	$(1,981)	$589

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$374	$376	$376	$251	$251	$(1,248)	$380
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	91	91	91	91	61	(334)	91
Available-for-sale securities	5	5	5	5	4	(19)	5
Derivatives	(9)	(9)	(9)	(9)	(6)	33	(9)
Comprehensive income	461	463	463	338	310	(1,568)	467
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Comprehensive income attributable to Discovery Communications, Inc.	$461	$463	$463	$338	$310	$(1,574)	$461

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$408	$410	$410	$246	$274	$(1,333)	$415
Other comprehensive (loss) income adjustments, net of tax:
Currency translation	(65)	(65)	(65)	(65)	(44)	239	(65)
Available-for-sale securities	(4)	(4)	(4)	(4)	(3)	15	(4)
Derivatives	5	5	5	5	3	(18)	5
Comprehensive income	344	346	346	182	230	(1,097)	351
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to redeemable noncontrolling interests	(2)	(2)	(2)	(2)	(1)	1	(8)
Comprehensive income attributable to Discovery Communications, Inc.	$342	$344	$344	$180	$229	$(1,097)	$342

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$589	$594	$594	$397	$396	$(1,969)	$601
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	159	159	159	159	106	(583)	159
Available-for-sale securities	4	4	4	4	3	(15)	4
Derivatives	(17)	(17)	(17)	(18)	(11)	63	(17)
Comprehensive income	735	740	740	542	494	(2,504)	747
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	(8)	(13)
Comprehensive income attributable to Discovery Communications, Inc.	$734	$739	$739	$541	$493	$(2,512)	$734

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$671	$676	$676	$403	$451	$(2,193)	$684
Other comprehensive loss adjustments, net of tax:
Currency translation	(7)	(7)	(7)	(7)	(5)	26	(7)
Available-for-sale securities	(25)	(25)	(25)	(25)	(17)	92	(25)
Derivatives	(12)	(12)	(12)	(13)	(8)	45	(12)
Comprehensive income	627	632	632	358	421	(2,030)	640
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to redeemable noncontrolling interests	(3)	(3)	(3)	(3)	(2)	(1)	(15)
Comprehensive income attributable to Discovery Communications, Inc.	$624	$629	$629	$355	$419	$(2,032)	$624

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$37	$(5)	$(22)	$433	$—	$—	$443
Investing Activities
Payments for investments	—	—	(7)	(263)	—	—	(270)
Distributions from equity method investees	—	—	—	18	—	—	18
Purchases of property and equipment	—	—	(26)	(52)	—	—	(78)
Proceeds from dispositions, net of cash disposed	—	—	—	29	—	—	29
Proceeds from derivative instruments, net	—	—	—	5	—	—	5
Other investing activities, net	—	—	27	3	—	(27)	3
Cash used in investing activities	—	—	(6)	(260)	—	(27)	(293)
Financing Activities
Commercial paper borrowings, net	—	—	25	—	—	—	25
Borrowings under revolving credit facility	—	—	350	—	—	—	350
Principal repayments of revolving credit facility	—	—	(200)	—	—	—	(200)
Borrowings from debt, net of discount and including premiums	—	—	659	—	—	—	659
Principal repayments of debt, including discount payment and premiums to par value	—	—	(650)	—	—	—	(650)
Principal repayments of capital lease obligations	—	—	(3)	(16)	—	—	(19)
Repurchases of stock	(501)	—	—	—	—	—	(501)
Cash settlement of common stock repurchase contracts	58	—	—	—	—	—	58
Distributions to redeemable noncontrolling interests	—	—	—	(20)	—	—	(20)
Share-based plan payments, net	11	—	—	—	—	—	11
Inter-company contributions and other financing activities, net	395	5	(165)	(270)	—	27	(8)
Cash (used in) provided by financing activities	(37)	5	16	(306)	—	27	(295)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	51	—	—	51
Net change in cash and cash equivalents	—	—	(12)	(82)	—	—	(94)
Cash and cash equivalents, beginning of period	—	—	20	280	—	—	300
Cash and cash equivalents, end of period	$—	$—	$8	$198	$—	$—	$206

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$36	$(13)	$(47)	$414	$—	$—	$390
Investing Activities
Payments for investments	—	—	(4)	(56)	—	—	(60)
Distributions from equity method investees	—	—	—	40	—	—	40
Purchases of property and equipment	—	—	(11)	(32)	—	—	(43)
Proceeds from dispositions, net of cash disposed	—	—	—	19	—	—	19
Payments for derivative instruments	—	—	—	(3)	—	—	(3)
Other investing activities, net	—	—	23	(2)	—	(23)	(2)
Cash provided by (used in) investing activities	—	—	8	(34)	—	(23)	(49)
Financing Activities
Commercial paper repayments, net	—	—	13	—	—	—	13
Borrowings under revolving credit facility	—	—	100	180	—	—	280
Principal repayments of revolving credit facility	—	—	(100)	(472)	—	—	(572)
Borrowings from debt, net of discount and including premiums	—	—	498	—	—	—	498
Principal repayments of capital lease obligations	—	—	(3)	(14)	—	—	(17)
Repurchases of stock	(750)	—	—	—	—	—	(750)
Distributions to redeemable noncontrolling interests	—	—	—	(17)	—	—	(17)
Share-based plan payments, net	2	—	—	—	—	—	2
Inter-company distributions	—	—	—	(23)	—	23	—
Inter-company contributions and other financing activities, net	712	13	(461)	(277)	—	—	(13)
Cash (used in) provided by financing activities	(36)	13	47	(623)	—	23	(576)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	30	—	—	30
Net change in cash and cash equivalents	—	—	8	(213)	—	—	(205)
Cash and cash equivalents, beginning of period	—	—	3	387	—	—	390
Cash and cash equivalents, end of period	$—	$—	$11	$174	$—	$—	$185

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, anticipated sources and uses of capital and our proposed acquisition of Scripps. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; continued consolidation of distribution customers and production studios; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; rapid technological changes; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors or other business partners over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets, from events including Brexit; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; our ability to complete, integrate and obtain the anticipated benefits and synergies from our proposed business combinations and acquisitions, including our proposed acquisition of Scripps, on a timely basis or at all; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost-reduction initiative; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes, such as U.S. tax reform, or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; reduced access to capital markets or significant increases in costs to borrow; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2016 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, FTA and broadcast television, authenticated applications, digital distribution arrangements and content licensing agreements. Our portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery ("ID") and Velocity (known as Turbo outside of the U.S.) and Eurosport, a leading sports entertainment pay-TV programmer across Europe and Asia. We also develop and sell curriculum-based education products and services and operate a production studio.

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
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television network brands, and International Networks, consisting primarily of international television network brands. In addition, Education and Other consists principally of curriculum-based product and service offerings and the production studio. Our segment presentation aligns with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments.
U.S. Networks
U.S. Networks generated revenues of $1,719 million and Adjusted OIBDA of $1,068 million during the six months ended June 30, 2017, which represented 51% and 81% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment owns and operates ten national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. In addition, this segment holds an equity method investment interest in OWN and a cost method investment in Group Nine Media described below.
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
During the six months ended June 30, 2017, distribution, advertising and other revenues were 47%, 51% and 2%, respectively, of total revenues for this segment.

On December 2, 2016, the Company acquired a 39% minority interest in Group Nine Media, a joint venture with Thrillist Media Group, NowThis Media, and TheDodo.com. Group Nine Media is a millennial-focused, digital-first enterprise that seeks to create a dynamic publishing platform and content creation engine across the unique brands of the contributing investors. In exchange for our interest in the new venture, we contributed $100 million and certain digital businesses, comprising our digital network Seeker and production studio SourceFed. We recorded a pre-tax gain of $50 million upon disposition of Seeker and SourceFed Studios in connection with the transaction in the fourth quarter of 2016 (See Note 2 to the accompanying consolidated financial statements.) The investment is accounted for under the cost method. (See Note 3 to the accompanying consolidated financial statements.)
Scripps Networks Interactive, Inc.
On July 31, 2017, Discovery announced that it has signed an agreement for Discovery to acquire Scripps in a cash-and-stock transaction valued at $14.6 billion, or $90.00 per share. The transaction is expected to close by early 2018.
Scripps shareholders will receive $90.00 per share, comprised of $63.00 per share in cash and $27.00 per share in Discovery's Series C common stock based on Discovery’s July 21, 2017 closing price. The stock portion will be subject to a collar based on the volume weighted average price of Discovery's Series C common stock over the 15 trading days ending on the third trading day prior to closing (the “Average Discovery Price”). Scripps shareholders will receive 1.2096 shares of Discovery's Series C common stock if the Average Discovery Price is below $22.32, and 0.9408 shares of Discovery's Series C common stock if the Average Discovery Price is above $28.70. If the Average Discovery Price is greater than or equal to $22.32 but less than or equal to $28.70, Scripps shareholders will receive a number of shares between 1.2096 and 0.9408 equal to $27.00 in value. If the Average Discovery Price is between $22.32 and $25.51, Discovery has the option to pay additional cash instead of issuing more shares. Scripps shareholders will have the option to elect to receive their consideration in cash, stock or the mixture described above, subject to pro rata cut backs to the extent cash or stock is oversubscribed. Post-closing, Scripps’ shareholders will own approximately 20% of Discovery’s fully diluted common shares and Discovery’s shareholders will own approximately 80%. The cash portion of the purchase price will be financed with a combination of new debt and cash on hand. While Discovery expects to put in place financing for the transaction, Discovery also has secured fully committed financing from affiliates of Goldman Sachs & Co. LLC to fund the acquisition. The aggregate purchase price includes an assumption of Scripps’ net debt of approximately $2.7 billion. The transaction is subject to approval by Discovery and Scripps’ shareholders, regulatory approvals, and other customary closing conditions.
John C. Malone, Advance/Newhouse Programming Partnership (“Advance/Newhouse”) and members of the Scripps family have entered into voting agreements to vote in favor of the transaction. In addition, Advance/Newhouse has provided its consent, in its capacity as the holder of Discovery’s outstanding shares of Series A preferred stock, for Discovery to enter into the merger agreement and consummate the merger. In connection with this consent, Discovery and Advance/Newhouse have entered into an exchange agreement pursuant to which Advance/Newhouse will exchange all of its shares of Series A and Series C preferred stock of Discovery for shares of newly designated Series A-1 and Series C-1 preferred stock of Discovery. The exchange transaction will not change the aggregate number of shares of Discovery’s Series A common stock and Series C common stock that are beneficially owned by Advance/Newhouse or change voting rights or liquidation preferences afforded to Advance/Newhouse.
International Networks
International Networks generated revenues of $1,558 million and Adjusted OIBDA of $430 million during the six months ended June 30, 2017, which represented 46% and 33% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks and brands that are delivered across multiple distribution platforms. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, Real Time, DMAX and Discovery Kids. As of June 30, 2017, International Networks operated over 400 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA networks in Europe and the Middle East and broadcast networks in Denmark, Norway and Sweden, and continues to pursue further international expansion. FTA networks generate a significant portion of International Network's revenue. The penetration and growth rates of television services vary across countries and territories depending on numerous factors including the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks has a large international distribution platform for its 37 networks, with as many as 14 networks distributed in any particular country or territory across the more than 220 countries and territories around the world. International Networks pursues distribution across all television and other delivery platforms based on the specific dynamics of local markets and relevant commercial agreements. Effective January 1, 2017, we realigned our International Networks management reporting structure into the following regions: the Nordics; the U.K.; Southern Europe; Central and Eastern Europe, the Middle East, and

Africa (“CEEMEA”), which was expanded to include Belgium, the Netherlands, and Luxembourg; Latin America; and Asia-Pacific. Previously, International Networks’ regional operations reporting structure was segregated into the following regions: Northern Europe, which included primarily the Nordics and U.K.; Southern Europe; CEEMEA; Latin America; and Asia-Pacific. This realignment did not impact our consolidated financial statements other than to change the regions in which we describe our operating results for the International Networks segment.
Similar to U.S. Networks, a significant source of revenue for International Networks relates to fees charged to operators who distribute our linear networks. Such operators primarily include cable and DTH satellite service providers, internet protocol television ("IPTV") and over-the-top operators (“OTT”). International television markets vary in their stages of development. Some markets, such as the U.K., are more advanced digital television markets, while others remain in the analog environment with varying degrees of investment from operators to expand channel capacity or convert to digital technologies. Common practice in international markets results in long-term contractual distribution relationships with terms generally shorter than in the U.S. distribution revenue for our International Networks segment is largely dependent on the number of subscribers that receive our networks or content, the rates negotiated in the distributor agreements, and the market demand for the content that we provide.
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
During the six months ended June 30, 2017, distribution, advertising and other revenues were 58%, 40% and 2%, respectively, of total net revenues for this segment. For the six months ended June 30, 2017, pay-TV networks generated 45% of International Networks' advertising revenue and FTA or broadcast networks generated 55% of International Networks' advertising revenue.
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
On June 24, 2016, we acquired a 27.5% interest in Mega TV, an FTA channel in Chile owned by Bethia Comunicaciones, for $53 million, which we account for using the equity method.
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

On June 30, 2015, we sold our radio businesses in the Nordics to Bauer for total consideration, net of cash disposed, of €72 million ($80 million), which included €54 million ($61 million) in cash and €18 million ($19 million) of contingent consideration paid on April 1, 2016. The cumulative gain on the disposal of the radio business is $1 million. Based on a change in estimate of the fair value of contingent consideration, we recorded a pre-tax gain of $13 million for the three months ended June 30, 2016. For the year ended December 31, 2015, we recorded an estimated loss on disposal of $12 million using then available projected results. We determined that the disposal did not meet the definition of a discontinued operation because it does not represent a strategic shift that has a significant impact on our operations and consolidated financial results. (See Note 2 to the accompanying consolidated financial statements.)
Education and Other
Education and Other generated revenues of $81 million during the six months ended June 30, 2017, which represented 3% of our consolidated revenues. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hardcopy curriculum-based content. Other is comprised of our wholly-owned production studio, which provides services to our U.S. Networks and International Networks segments at cost.
On April 28, 2017, the Company sold Raw and Betty, its production studios, to All3Media. All3Media is a U.K. based television, film and digital production and distribution company. (See Note 3 to the accompanying consolidated financial statements.) The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting. (See Note 2 to the accompanying consolidated financial statements.)

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Distribution	$857	$813	5%	$1,712	$1,614	6%
Advertising	805	813	(1)%	1,492	1,500	(1)%
Other	83	82	1%	154	155	(1)%
Total revenues	1,745	1,708	2%	3,358	3,269	3%
Costs of revenues, excluding depreciation and amortization	634	603	5%	1,241	1,195	4%
Selling, general and administrative	389	400	(3)%	804	808	—%
Depreciation and amortization	80	80	—%	160	159	1%
Restructuring and other charges	8	39	(79)%	32	45	(29)%
Loss (gain) on disposition	4	—	NM	4	(13)	NM
Total costs and expenses	1,115	1,122	(1)%	2,241	2,194	2%
Operating income	630	586	8%	1,117	1,075	4%
Interest expense	(91)	(91)	—%	(182)	(176)	3%
Loss on extinguishment of debt	—	—	—%	(54)	—	NM
Loss from equity investees, net	(42)	(23)	83%	(95)	(31)	NM
Other (expense) income, net	(24)	38	NM	(37)	22	NM
Income before income taxes	473	510	(7)%	749	890	(16)%
Income tax expense	(93)	(95)	(2)%	(148)	(206)	(28)%
Net income	380	415	(8)%	601	684	(12)%
Net income attributable to noncontrolling interests	—	(1)	(100)%	—	(1)	(100)%
Net income attributable to redeemable noncontrolling interests	(6)	(6)	—%	(12)	(12)	—%
Net income available to Discovery Communications, Inc.	$374	$408	(8)%	$589	$671	(12)%
NM - Not meaningful
Revenues
Distribution revenue includes affiliate fees and other distribution revenue and is largely dependent on the rates negotiated in our affiliate fee agreements, the number of subscribers that receive our networks or content, and the market demand for the content that we provide. Distribution revenue increased 5% and 6% for the three and six months ended June 30, 2017, respectively. Distribution revenue increased 4% for the three and six months ended June 30, 2017 at our U.S. Networks segment. Excluding the impact of foreign currency fluctuations, distribution revenue increased 7% and 9% for the three and six months ended June 30, 2017, respectively, at our International Networks segment. U.S. Networks distribution revenue increases were primarily due to contractual rate increases partially offset by declines in subscribers, and to a lesser extent, the growth was driven by contributions from other distribution revenue. Other distribution revenues were comprised of content deliveries under licensing agreements. International Networks' distribution revenue increases were mostly due to increases in contractual rates in Europe following further investment in sports content, and increases in rates in Latin America, primarily due to the continued development of the pay-TV markets in Latin America.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Advertising revenue remained consistent with the prior year. Excluding the impact of the Group Nine Transaction and foreign currency fluctuations, advertising revenue increased 1% and 2%, for the three and six months ended June 30, 2017, respectively. For the three months ended June 30, 2017, U.S. Networks increased 1% primarily due to pricing increases, partially offset by lower audience delivery, and International Networks increased 1% mostly due to increases in ratings in Southern Europe which were partially offset by lower ratings in Asia Pacific and the Nordics. For the six months ended June 30, 2017, U.S. Networks increased 1% primarily due to pricing increases, partially offset by lower audience delivery and, International Networks increased 2% primarily due to ratings in Southern Europe and pricing in CEEMEA, partially offset by lower ratings in Asia Pacific.
Other revenue increased 1% and decreased 1% for the three and six months ended June 30, 2017, respectively. Excluding the impact of foreign currency fluctuations, other revenue increased 4% and 3% for the three and six months ended June 30, 2017, respectively. The components of other revenue remained consistent with the prior year.
Costs of Revenues
Costs of revenue increased 5% and 4% for the three and six months ended June 30, 2017, respectively. Excluding the impact of the Group Nine Transaction and foreign currency fluctuations, costs of revenue increased 7% and 6% for the three and six months ended June 30, 2017, respectively. The increases were primarily attributable to increased spending on content, particularly sports rights and associated production costs at our International Networks segment, partially offset by lower content amortization at our U.S. Networks segment. Content amortization was $446 million and $420 million for the three months ended June 30, 2017 and 2016, respectively. Content amortization was $901 million and $855 million for the six months ended June 30, 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Selling, general and administrative expenses decreased 3% and remained consistent with the prior year for the three and six months ended June 30, 2017, respectively. Excluding the impact of the Group Nine Transaction and foreign currency fluctuations, selling, general and administrative expenses remained consistent with the prior year and increased 3% for the three and six months ended June 30, 2017, respectively. The increase was primarily due to increased spending on viewer research, partially offset by decreases in personnel and marketing costs.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization was consistent for the three and six months ended June 30, 2017, compared with the similar periods in the prior year as capital spending over the last twelve months was consistent with the similar periods impacting the three and six months ended June 30, 2016 and there were no new material business combinations.
Restructuring and Other Charges
Restructuring and other charges decreased $31 million and $13 million for the three and six months ended June 30, 2017. The decreases were primarily due to higher personnel-related termination costs for voluntary and involuntary severance actions in the prior year. (See Note 17 to the accompanying consolidated financial statements.)
Loss (Gain) on Disposition
We recorded a $4 million loss for the three and six months ended June 30, 2017 due to the sale of the Raw and Betty production studios on April 28, 2017, compared with a gain of $13 million in the first quarter of 2016 due to the disposition on June 30, 2015, of our radio businesses in the Nordics to Bauer for total consideration, net of cash disposed, of €72 million ($80 million), which included €54 million ($61 million) in cash paid on June 30, 2015, and €18 million ($19 million) of contingent consideration paid on April 1, 2016. The cumulative gain on the disposal of the radio business is $1 million. Based on a change in estimate of the fair value of contingent consideration, we recorded a pre-tax gain of $13 million for the six months ended June 30, 2016. For the quarter ended December 31, 2015, we recorded an estimated loss on disposal of $12 million using then available projected results. (See Note 2 to the accompanying consolidated financial statements.)
Interest Expense
Interest expense remained consistent with the prior year and increased $6 million for the three and six months ended June 30, 2017, respectively. The increase was primarily due to $500 million of senior notes issued on March 11, 2016 that were outstanding for all of the six months ended June 30, 2017.

Loss on Extinguishment of Debt
On March 13, 2017, we issued new debt totaling $650 million and used the proceeds to fund the repurchase of $600 million of combined aggregate principal of our existing debt outstanding under our senior notes through a cash tender offer that also closed on March 13, 2017. As a result, we recognized a $54 million loss on extinguishment of debt, which included $50 million for premiums to par value, $2 million of non-cash write-offs of unamortized deferred financing costs, $1 million for the write-off of the original issue discount of these senior notes and $1 million accrued for other third-party fees. (See Note 6 to the accompanying consolidated financial statements.)
Loss from equity investees, net
Losses from our equity method investees increased $19 million and $64 million for the three and six months ended June 30, 2017, respectively, primarily due to losses from investments in limited liability companies that sponsor renewable energy projects related to solar energy, partially offset by decreases in losses at All3Media and increases in earnings at OWN. (See Note 3 to the accompanying consolidated financial statements.)
Other (Expense) Income, net
The table below presents the details of other expense, net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency (losses) gains, net	$(26)	$41	$(35)	$37
Gains (losses) on derivative instruments	1	(6)	(2)	(15)
Other income, net	1	3	—	—
Total other (expense) income, net	$(24)	$38	$(37)	$22
Other (expense) income, net increased $62 million and $59 million for the three and six months ended June 30, 2017, respectively. We recorded foreign currency losses during 2017 compared to foreign currency gains during 2016, mostly due to exchange rate changes on the U.S. dollar compared with the British pound that impacted foreign currency monetary assets. Decreases in losses from derivative instruments resulted from increases in the components of fair value that were excluded from the hedge effectiveness assessment.
Income Tax Expense
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	2%	(11)%	2%	(5)%
Effect of foreign operations	(5)%	(2)%	(5)%	(3)%
Domestic production activity deductions	(3)%	(4)%	(3)%	(4)%
Change in uncertain tax positions	—%	2%	—%	1%
Renewable energy investments tax credits	(9)%	—%	(9)%	—%
Other, net	—%	(1)%	—%	(1)%
Effective income tax rate	20%	19%	20%	23%
Income tax expense was $93 million and $148 million, respectively, and the effective income tax rate was 20% for the three and six months ended June 30, 2017. Income tax expense was $95 million and $206 million, and the effective income tax rates were 19% and 23% for the three and six months ended June 30, 2016, respectively. During 2017, the decrease in the effective tax rate was primarily attributable to the investment tax credits that we receive related to our renewable energy investments, and to a lesser extent, taxation of income among multiple foreign jurisdictions. In 2016, we had a favorable resolution of multi-year state tax positions that resulted in a reduction of reserves related to uncertain tax positions that did not recur in 2017. The reduction of reserves in 2016 more than offset the reductions in the effective tax rate for the three months ended June 30, 2017, and partially offset the reductions in the effective tax rate for the six months ended June 30, 2016.
Segment Results of Operations
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, and (vi) certain inter-segment eliminations related to production studios. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, and gains and losses on business and asset dispositions from the calculation of Adjusted OIBDA due to their volatility. We also exclude the depreciation of fixed assets and amortization of intangible assets as these amounts do not represent cash payments in the current reporting period. Additionally, certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. As of January 1, 2017, the Company no longer excludes amortization of deferred launch incentives in calculating total Adjusted OIBDA as this expense is not material. For the three and six months ended June 30, 2016, deferred launch incentives of $4 million and $7 million, respectively, were not reflected as an adjustment to the calculation of total Adjusted OIBDA in order to conform to the current presentation.
Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP.
Additional financial information for our reportable segments is set forth in Note 16 to the accompanying consolidated financial statements.
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenue:
U.S. Networks	$890	$873	2%	$1,719	$1,680	2%
International Networks	811	790	3%	1,558	1,501	4%
Education and Other	44	46	(4)%	81	90	(10)%
Corporate and inter-segment eliminations	—	(1)	(100)%	—	(2)	(100)%
Total revenue	1,745	1,708	2%	3,358	3,269	3%
Costs of revenues, excluding depreciation and amortization	(634)	(603)	5%	(1,241)	(1,195)	4%
Selling, general and administrative(a)	(394)	(403)	(2)%	(797)	(798)	—%
Adjusted OIBDA	$717	$702	2%	$1,320	$1,276	3%

(a) Selling, general and administrative expenses exclude mark-to-market share-based compensation, restructuring and other charges, and gains on dispositions.

The table below presents our reconciliation of consolidated net income available to Discovery Communications, Inc. to total Adjusted OIBDA and Adjusted OIBDA by segment (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Net income available to Discovery Communications, Inc.	$374	$408	(8)%	$589	$671	(12)%
Net income attributable to redeemable noncontrolling interests	6	6	—%	12	12	—%
Net income attributable to noncontrolling interests	—	1	(100)%	—	1	(100)%
Income tax expense	93	95	(2)%	148	206	(28)%
Other expense (income), net	24	(38)	NM	37	(22)	NM
Loss from equity investees, net	42	23	83%	95	31	NM
Loss on extinguishment of debt	—	—	NM	54	—	NM
Interest expense	91	91	—%	182	176	3%
Operating income	630	586	8%	1,117	1,075	4%
Loss (gain) on disposition	4	—	NM	4	(13)	NM
Restructuring and other charges	8	39	(79)%	32	45	(29)%
Depreciation and amortization	80	80	—%	160	159	1%
Mark-to-market share-based compensation	(5)	(3)	67%	7	10	(30)%
Total Adjusted OIBDA	$717	$702	2%	$1,320	$1,276	3%

Adjusted OIBDA:
U.S. Networks	$567	$544	4%	$1,068	$1,017	5%
International Networks	236	245	(4)%	430	427	1%
Education and Other	5	(3)	NM	(1)	(4)	75%
Corporate and inter-segment eliminations	(91)	(84)	8%	(177)	(164)	8%
Total Adjusted OIBDA	$717	$702	2%	$1,320	$1,276	3%
U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Distribution	$400	$386	4%	$808	$776	4%
Advertising	472	471	—%	877	873	—%
Other	18	16	13%	34	31	10%
Total revenues	890	873	2%	1,719	1,680	2%
Costs of revenues, excluding depreciation and amortization	(216)	(218)	(1)%	(426)	(438)	(3)%
Selling, general and administrative	(107)	(111)	(4)%	(225)	(225)	—%
Adjusted OIBDA	567	544	4%	1,068	1,017	5%
Depreciation and amortization	(6)	(5)	20%	(14)	(12)	17%
Restructuring and other charges	—	(7)	(100)%	(4)	(8)	(50)%
Inter-segment eliminations	(2)	(1)	100%	(8)	(5)	60%
Operating income	$559	$531	5%	$1,042	$992	5%

Revenues
Distribution revenue for the three and six months ended June 30, 2017 increased 4% primarily due to contractual rate increases partially offset by declines in subscribers. To a lesser extent, the growth was driven by contributions from other distribution revenue. Other distribution revenues were comprised of content deliveries under licensing agreements.
Advertising revenue for the three and six months ended June 30, 2017 was consistent with the prior year. Excluding the impact of the Group Nine Transaction, advertising revenue increased 1% for the three and six months ended June 30, 2017. The increases were primarily due to pricing increases, partially offset by lower audience delivery due in part to the 2016 second quarter airing of Shark Week that did not air until the third quarter of 2017.
Other revenue for the three and six months ended June 30, 2017 was consistent with the prior year.
Costs of Revenues
Costs of revenues for the three and six months ended June 30, 2017 decreased 1% and 3%. Excluding the impact of the Group Nine Transaction, costs of revenues remained consistent with the prior year and decreased 2% for the three and six months ended June 30, 2017, respectively. Content amortization was $178 million and $179 million for the three months ended June 30, 2017 and 2016, respectively. Content amortization was $353 million and $362 million for the six months ended June 30, 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses decreased 4% and remained consistent with the prior year for the three and six months ended June 30, 2017, respectively. Excluding the impact of the Group Nine Transaction, selling, general and administrative expenses increased 1% and 4% for the three and six months ended June 30, 2017, respectively. The increase for the three and six months ended June 30, 2017 was due to increased spending on viewer research, partially offset by decreases in personnel and marketing costs.
Adjusted OIBDA
Adjusted OIBDA for the three and six months ended June 30, 2017 increased 4% and 5%, respectively, mostly due to increases in distribution revenue, and to a lesser extent, small reductions in costs of revenue and selling, general and administrative expenses.
International Networks
The following table presents, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Distribution	$457	$427	7%	$904	$838	8%
Advertising	333	342	(3)%	615	627	(2)%
Other	21	21	—%	39	36	8%
Total revenues	811	790	3%	1,558	1,501	4%
Costs of revenues, excluding depreciation and amortization	(400)	(363)	10%	(781)	(716)	9%
Selling, general and administrative	(175)	(182)	(4)%	(347)	(358)	(3)%
Adjusted OIBDA	236	245	(4)%	430	427	1%
Depreciation and amortization	(55)	(56)	(2)%	(109)	(110)	(1)%
Restructuring and other charges	(4)	(15)	(73)%	(21)	(20)	5%
Gain on disposition	—	—	NM	—	13	(100)%
Inter-segment eliminations	—	(1)	(100)%	—	(2)	(100)%
Operating income	$177	$173	2%	$300	$308	(3)%

Revenues
Distribution revenue for the three and six months ended June 30, 2017 increased 7% and 8%, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 7% and 9% for the three and six months ended June 30, 2017, respectively. The increases were mostly due to increases in contractual rates in Europe following further investment in sports content, and increases in rates in Latin America, primarily due to the continued development of the pay-TV markets in Latin America.
Advertising revenue for the three and six months ended June 30, 2017 decreased 3% and 2%, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 1% and 2% for the three and six months ended June 30, 2017, respectively. The increase for the three months ended June 30, 2017 was mostly due to increases in ratings in Southern Europe, partially offset by lower ratings in Asia Pacific and the Nordics. The increase for the six months ended June 30, 2017 was primarily due to pricing in CEEMEA and ratings in Southern Europe, partially offset by lower ratings in Asia Pacific.
Other revenue for the three and six months ended June 30, 2017 remained consistent compared to the prior year.
Costs of Revenues
Costs of revenues for the three and six months ended June 30, 2017 increased 10% and 9%, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues increased 13% and 12% for the three and six months ended June 30, 2017, respectively. The increases were mostly attributable to increased spending on content, particularly sports rights and associated production costs. Content amortization was $267 million and $238 million for the three months ended June 30, 2017 and 2016, respectively. Content amortization was $543 million and $489 million for the six months ended June 30, 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2017 decreased 4% and 3%, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses decreased 1% and increased 1% for the three and six months ended June 30, 2017, respectively. Selling, general and administrative expenses remained consistent for the three and six months ended June 30, 2017 compared with the same periods in the prior year due to increases in personnel expense offset by decreases in marketing expense.
Adjusted OIBDA
Adjusted OIBDA decreased 4% and remained consistent compared to the prior year for the three and six months ended June 30, 2017, respectively. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA decreased 5% and 1% for the three and six months ended June 30, 2017, respectively, as increases in distribution revenue were more than offset by increases in cost of revenue, related to content expense.
Education and Other
The following table presents, for our Education and Other segments, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues	$44	$46	(4)%	$81	$90	(10)%
Costs of revenues, excluding depreciation and amortization	(17)	(21)	(19)%	(33)	(41)	(20)%
Selling, general and administrative	(22)	(28)	(21)%	(49)	(53)	(8)%
Adjusted OIBDA	5	(3)	NM	(1)	(4)	(75)%
Depreciation and amortization	(1)	(1)	—%	(2)	(3)	(33)%
Restructuring and other charges	—	(3)	(100)%	(1)	(3)	(67)%
Loss on disposition	(4)	—	NM	(4)	—	NM
Inter-segment eliminations	2	2	—%	8	7	14%
Operating income	$2	$(5)	NM	$—	$(3)	(100)%

Adjusted OIBDA for the three and six months ended June 30, 2017 increased $8 million and $3 million, respectively. The increases were mostly due to a reduction in expenses partially offset by a reduction in revenues as a result of the sale of the Raw and Betty production studios during the current quarter, offset by increased revenues at the education business.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenues	$—	$(1)	(100)%	$—	$(2)	(100)%
Costs of revenues, excluding depreciation and amortization	(1)	(1)	—%	(1)	—	NM
Selling, general and administrative	(90)	(82)	10%	(176)	(162)	9%
Adjusted OIBDA	(91)	(84)	8%	(177)	(164)	8%
Mark-to-market share-based compensation	5	3	67%	(7)	(10)	(30)%
Depreciation and amortization	(18)	(18)	—%	(35)	(34)	3%
Restructuring and other charges	(4)	(14)	(71)%	(6)	(14)	(57)%
Operating loss	$(108)	$(113)	(4)%	$(225)	$(222)	1%
Corporate operations primarily consist of executive management, administrative support services and substantially all of our share-based compensation.
Adjusted OIBDA decreased 8% for the three and six months ended June 30, 2017, primarily due to increased legal costs.
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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2017 Baseline Rate”), and the prior year amounts translated at the same 2017 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.

The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended June 30,
	2017	2016	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$857	$813	5%	6%
Advertising	805	813	(1)%	—%
Other	83	82	1%	4%
Total revenues	1,745	1,708	2%	3%
Costs of revenue, excluding depreciation and amortization	634	603	5%	7%
Selling, general and administrative expense	394	403	(2)%	(1)%
Adjusted OIBDA	$717	$702	2%	2%

	Six Months Ended June 30,
	2017	2016	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$1,712	$1,614	6%	6%
Advertising	1,492	1,500	(1)%	1%
Other	154	155	(1)%	3%
Total revenues	3,358	3,269	3%	4%
Costs of revenue, excluding depreciation and amortization	1,241	1,195	4%	6%
Selling, general and administrative expense	797	798	—%	2%
Adjusted OIBDA	$1,320	$1,276	3%	3%

The impact of foreign currency on the comparability of our financial results for International Networks for the three and six months ended June 30, 2017 is as follows (dollar amounts in millions).

	Three Months Ended June 30,
	2017	2016	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$457	$427	7%	7%
Advertising	333	342	(3)%	1%
Other	21	21	—%	(5)%
Total revenues	811	790	3%	4%
Costs of revenue, excluding depreciation and amortization	400	363	10%	13%
Selling, general and administrative expenses	175	182	(4)%	(1)%
Adjusted OIBDA	$236	$245	(4)%	(5)%

	Six Months Ended June 30,
	2017	2016	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$904	$838	8%	9%
Advertising	615	627	(2)%	2%
Other	39	36	8%	9%
Total revenues	1,558	1,501	4%	6%
Costs of revenue, excluding depreciation and amortization	781	716	9%	12%
Selling, general and administrative expenses	347	358	(3)%	1%
Adjusted OIBDA	$430	$427	1%	(1)%

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2017, we funded our working capital needs primarily through cash flows from operations. As of June 30, 2017, we had $206 million of cash and cash equivalents on hand. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.

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
Revolving Credit Facility
We have access to a $2.0 billion revolving credit facility. Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of June 30, 2017, the Company had outstanding borrowings under the revolving credit facility of $700 million at a weighted average interest rate of 2.52%. The revolving credit facility agreement provides for a maturity date of February 4, 2021 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement also requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4:50 to 1:00. As of June 30, 2017, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of June 30, 2017, we had $73 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately 1.60% and maturities of less than 90 days. Borrowings under the commercial paper program reduce the borrowing capacity under the revolving credit facility arrangement referenced above.

We repay our senior notes, revolving credit facility and commercial paper as required, and accordingly these sources of cash also require use of our cash.

•	Notes Receivable
We have an outstanding note receivable from OWN, our equity method investee, which totals $301 million including accrued interest. During the six months ended June 30, 2017, the Company received net repayments on the note receivable of $17 million. Borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due.

•	Cash Settlement of Common Stock Repurchase Contract
We elected to settle our outstanding prepaid common stock repurchase contract in cash during the six months ended June 30, 2017, resulting in the receipt of $58 million. The cash received was inclusive of a $1 million premium over the $57 million up-front cash payment made in 2016 and was determined by the market price of our Series C common stock during the settlement period in March 2017. (See Note 9 to the accompanying consolidated financial statements.)
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
Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors. As of June 30, 2017, the Company had repurchased 3 million and 164 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $6.6 billion, respectively. Over the life of the program, authorization under the stock repurchase program has totaled $7.5 billion. As of June 30, 2017, the Company had $0.8 billion of remaining authorization for future repurchases under the existing stock repurchase program, which will expire on October 8, 2017. We have been funding our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions.

•	Preferred Stock Conversion and Repurchase
We have an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into 3/7 of the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. During the six months ended June 30, 2017, we converted and retired 2.3 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $120 million. The Company expects to convert and retire 2 million shares of its Series C convertible preferred shares under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $102 million on or about August 10, 2017. (See Note 9 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the six months ended June 30, 2017, we made cash payments of $199 million and $184 million for income taxes and interest on our outstanding debt, respectively.

•	Investments and Business Combinations
Our uses of cash have included investment in equity method investments, AFS securities, cost method investments (see Note 3 to the accompanying consolidated financial statements) and business combinations. During the six months ended June 30, 2017, the Company invested $196 million in limited liability companies that sponsor renewable energy projects related to solar energy. The Company has $31 million of future funding commitments for these investments as of June 30, 2017. We provide funding to our equity method investees from time to time. During the six months ended June 30, 2017, the Company acquired other equity method investments, largely to enhance the Company's digital distribution strategies, particularly for Eurosport Player, and made additional contributions to existing equity method investments totaling $59 million.
As of June 30, 2017, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $301 million including interest. On June 16, 2017, Harpo delivered its put notice for up to $100 million in value of its OWN membership interests to the Company. Harpo may withdraw its put exercise notice during the required 30 day valuation process, which has been extended until August 16, 2017. Harpo and Discovery are following a series of protocols specified in the joint venture agreement to determine an agreed upon fair value for the put. The number of common units subject to the put exercise represents the proportion of common units held by Harpo that equate to the fair value of the Harpo put purchase price. As of June 30, 2017, the Company has not recorded a liability in connection with the exercise of Harpo's put as the valuation has not been finalized and Harpo may withdraw its put exercise notice. (See Note 3 to the accompanying consolidated financial statements).
Our cost method investments as of June 30, 2017 primarily include a 39% minority interest in Group Nine Media valued at $182 million. The Company also has investments in an educational website, an electric car racing series and certain investments to enhance our digital distribution strategies. For the six months ended June 30, 2017, we invested $15 million in various cost method investments.
Due to business combinations, we also have redeemable equity balances of $237 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company.
On July 31, 2017, Discovery announced that it has signed an agreement for Discovery to acquire Scripps in a cash-and-stock transaction valued at $14.6 billion, or $90.00 per share. The transaction is expected to close by early 2018. Scripps shareholders will receive $90.00 per share, comprised of $63.00 per share in cash and $27.00 per share in Discovery's Series C common stock based on Discovery’s July 21, 2017 closing price. The stock portion will be subject to a collar based on the volume weighted average price of Discovery's Series C common stock over the 15 trading days ending on the third trading day prior to closing (the “Average Discovery Price”). Scripps shareholders will receive 1.2096 shares of Discovery's Series C common stock if the Average Discovery Price is below $22.32, and 0.9408 shares of Discovery's Series C common stock if the Average Discovery Price is above $28.70. If the Average Discovery Price is greater than or equal to $22.32 but less than or equal to $28.70, Scripps shareholders will receive a number of shares between 1.2096 and 0.9408 equal to $27.00 in value. If the Average Discovery Price is between $22.32 and $25.51, Discovery has the option to pay additional cash instead of issuing more shares. Scripps shareholders will have the option to elect to receive their consideration in cash, stock or the mixture described above, subject to pro rata cut backs to the extent cash or stock is oversubscribed. The cash portion of the purchase price will be financed with a combination of new debt and cash on hand. While Discovery expects to put in place financing for the transaction, Discovery also has secured fully committed financing from affiliates of Goldman Sachs & Co. LLC to fund the acquisition. The aggregate purchase price includes an assumption of Scripps’ net debt of approximately $2.7 billion. The transaction is subject to approval by Discovery and Scripps’ shareholders, regulatory approvals, and other customary closing conditions.

•	Restructuring and Other
Our uses of cash include restructuring costs related to management changes and cost reduction efforts, including employee terminations, intended to enable us to more efficiently operate in a leaner and more directed cost structure and invest in growth initiatives, including digital services and content creation. As of June 30, 2017, we have restructuring liabilities of $32 million related to employee terminations. (See Note 17 to the accompanying consolidated financial statements).

•	Share-Based Compensation
We expect to continue to make payments for vested cash-settled share-based awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the six months ended June 30, 2017, we paid $1 million for cash-

settled share-based awards. As of June 30, 2017, liabilities totaled $53 million for outstanding liability-classified share-based compensation awards, of which $16 million was classified as current. (See Note 10 to the accompanying consolidated financial statements.)
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2017	2016
Cash and cash equivalents, beginning of period	$300	$390
Cash provided by operating activities	443	390
Cash used in investing activities	(293)	(49)
Cash used in financing activities	(295)	(576)
Effect of exchange rate changes on cash and cash equivalents	51	30
Net change in cash and cash equivalents	(94)	(205)
Cash and cash equivalents, end of period	$206	$185
Operating Activities
Cash provided by operating activities increased $53 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was attributable to a decrease in cash paid for taxes, driven mostly by our renewable energy investments (see Note 3), and a decrease in the net negative effect of foreign currency, offset by declines in working capital, primarily due to changes in accounts receivable.
Investing Activities
Cash flows used in investing activities increased $244 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was primarily attributable to an increase in payments for investments of $210 million, including $196 million in renewable energy projects, and an increase in purchases of property and equipment of $35 million.
Financing Activities
Cash flows used in financing activities decreased $281 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was primarily attributable to a decrease in repurchases of stock of $249 million and the receipt of cash of $58 million for the cash settlement of a common stock repurchase contract.

Capital Resources
As of June 30, 2017, capital resources were comprised of the following (in millions).

	June 30, 2017
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$206	$—	$—	$206
Revolving credit facility(a)	2,000	1	773	1,226
Senior notes(b)	7,376	—	7,376	—
Total	$9,582	$1	$8,149	$1,432

(a) Outstanding commercial paper borrowings of $73 million as of June 30, 2017 are supported by unused committed capacity under the revolving credit facility and reduce unused capacity. There were $700 million in borrowings under the revolving credit facility outstanding as of June 30, 2017.
(b) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of June 30, 2017 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2043.

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
As of June 30, 2017, we held $92 million of our $206 million of cash and cash equivalents in our foreign subsidiaries. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
•Equity and cost method investments.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the six months ended June 30, 2017. (See Note 1 to the accompanying consolidated financial statements.)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2016 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2016.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended June 30, 2017.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
April 1, 2017 - April 30, 2017	3,200,000	$28.47	3,200,000	$914,370,184
May 1, 2017 - May 31, 2017	4,306,327	$25.35	4,306,327	$805,201,252
June 1, 2017 - June 30, 2017	1,581,181	$25.67	1,581,181	$764,615,880
Total	9,087,508	$26.50	9,087,508	$764,615,880

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of June 30, 2017, the total amount authorized under the stock repurchase program was $7.5 billion, and we had remaining authorization of $0.8 billion for future repurchases under our common stock repurchase program, which will expire on October 8, 2017. We have been funding and expect to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. In the future, we may also choose to fund our stock repurchase program under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during the three months ended June 30, 2017. The Company first announced its stock repurchase program on August 3, 2010.
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into a number of shares of Series C common stock equal to 3/7 of all shares of Series C common stock purchased under our stock repurchase program during the then most recently completed fiscal quarter. During the three months ended June 30, 2017, we converted and retired 1.1 million shares of converted Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $60 million. Based on the number of shares of Series C common stock purchased during the three months ended June 30, 2017, we expect to convert and retire 2 million shares of our Series C convertible preferred stock for $102 million on or about August 10, 2017.

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) Consolidated Statement of Equity for the six months ended June 30, 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: August 4, 2017	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 4, 2017	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) Consolidated Statement of Equity for the six months ended June 30, 2017, and (vi) Notes to Consolidated Financial Statements.