Form 10-Q
period 2017-09-30
Discovery Communications, Inc.
filed 2017-11-02
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of October 26, 2017:

Series A Common Stock, par value $0.01 per share	154,002,569
Series B Common Stock, par value $0.01 per share	6,512,379
Series C Common Stock, par value $0.01 per share	218,540,274

DISCOVERY COMMUNICATIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,994	$300
Receivables, net	1,652	1,495
Content rights, net	382	310
Prepaid expenses and other current assets	449	397
Total current assets	9,477	2,502
Noncurrent content rights, net	2,095	2,089
Property and equipment, net	523	482
Goodwill, net	8,242	8,040
Intangible assets, net	1,539	1,512
Equity method investments, including note receivable	754	557
Other noncurrent assets	513	490
Total assets	$23,143	$15,672
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$253	$241
Accrued liabilities	1,092	1,075
Deferred revenues	238	163
Current portion of debt	32	82
Total current liabilities	1,615	1,561
Noncurrent portion of debt	14,676	7,841
Deferred income taxes	306	467
Other noncurrent liabilities	446	393
Total liabilities	17,043	10,262
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	360	243
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 authorized; 8 shares issued as of September 30, 2017 (formerly Series A convertible preferred stock: $0.01 par value; 75 authorized; 71 issued as of December 31, 2016)	—	1
Series C-1 convertible preferred stock: $0.01 par value; 6 authorized; 6 shares issued as of September 30, 2017 (formerly Series C convertible preferred stock: $0.01 par value; 75 authorized; 28 issued as of December 31, 2016)	—	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 157 and 155 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 383 and 381 shares issued	4	4
Additional paid-in capital	7,273	7,046
Treasury stock, at cost	(6,737)	(6,356)
Retained earnings	5,785	5,232
Accumulated other comprehensive loss	(586)	(762)
Total equity	5,740	5,167
Total liabilities and equity	$23,143	$15,672
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Distribution	$881	$806	$2,593	$2,420
Advertising	705	670	2,197	2,170
Other	65	80	219	235
Total revenues	1,651	1,556	5,009	4,825
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	670	592	1,911	1,787
Selling, general and administrative	457	419	1,261	1,227
Depreciation and amortization	80	80	240	239
Restructuring and other charges	11	7	43	52
Loss (gain) on disposition	—	—	4	(13)
Total costs and expenses	1,218	1,098	3,459	3,292
Operating income	433	458	1,550	1,533
Interest expense	(136)	(91)	(318)	(267)
Loss on extinguishment of debt	—	—	(54)	—
(Loss) income from equity investees, net	(27)	3	(122)	(28)
Other expense, net	(106)	(49)	(143)	(27)
Income before income taxes	164	321	913	1,211
Income tax benefit (expense)	59	(96)	(89)	(302)
Net income	223	225	824	909
Net income attributable to noncontrolling interests	—	—	—	(1)
Net income attributable to redeemable noncontrolling interests	(5)	(6)	(17)	(18)
Net income available to Discovery Communications, Inc.	$218	$219	$807	$890

Net income per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Basic	$0.38	$0.37	$1.40	$1.45
Diluted	$0.38	$0.36	$1.39	$1.44
Weighted average shares outstanding:
Basic	381	395	385	404
Diluted	571	602	581	615
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$223	$225	$824	$909
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	33	(16)	192	(23)
Available-for-sale securities	10	50	14	25
Derivatives	(12)	3	(29)	(9)
Comprehensive income	254	262	1,001	902
Comprehensive income attributable to noncontrolling interests	—	—	—	(1)
Comprehensive income attributable to redeemable noncontrolling interests	(5)	(6)	(18)	(21)
Comprehensive income attributable to Discovery Communications, Inc.	$249	$256	$983	$880
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$824	$909
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	22	49
Depreciation and amortization	240	239
Content amortization and impairment expense	1,397	1,293
Loss (gain) on disposition	4	(13)
Remeasurement gain on previously held equity interest	(1)	—
Equity in losses of investee companies, including cash distributions	130	33
Deferred income taxes	(167)	(55)
Loss on extinguishment of debt	54	—
Realized loss from derivative instruments, net	98	3
Other-than-temporary impairment of AFS investments	—	62
Other, net	75	45
Changes in operating assets and liabilities:
Receivables, net	(138)	(48)
Content rights, net	(1,400)	(1,464)
Accounts payable and accrued liabilities	24	(37)
Share-based compensation liabilities	(1)	(5)
Income taxes receivable and prepaid income taxes	11	(50)
Foreign currency and other, net	(5)	(127)
Cash provided by operating activities	1,167	834
Investing Activities
Payments for investments	(387)	(71)
Distributions from equity method investees	38	69
Purchases of property and equipment	(103)	(69)
Payments for derivative instruments, net	(99)	—
Proceeds from disposition, net of cash disposed	29	19
Business acquisitions, net of cash acquired	(4)	—
Other investing activities, net	3	(2)
Cash used in investing activities	(523)	(54)
Financing Activities
Commercial paper repayments, net	(48)	(23)
Borrowings under revolving credit facility	350	445
Principal repayments of revolving credit facility	(475)	(672)
Borrowings from debt, net of discount and including premiums	7,488	498
Principal repayments of debt, including discount payment and premiums to par value	(650)	—
Payments for bridge financing commitment fees	(40)	—
Principal repayments of capital lease obligations	(26)	(23)
Repurchases of stock	(603)	(1,124)
Cash settlement (prepayments) of common stock repurchase contracts	58	(71)
Distributions to redeemable noncontrolling interests	(22)	(17)
Share-based plan payments, net	15	25
Other financing activities, net	(64)	(13)
Cash provided by (used in) financing activities	5,983	(975)
Effect of exchange rate changes on cash and cash equivalents	67	29
Net change in cash and cash equivalents	6,694	(166)
Cash and cash equivalents, beginning of period	300	390
Cash and cash equivalents, end of period	$6,994	$224
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2016	99	$2	543	$5	$7,046	$(6,356)	$5,232	$(762)	$5,167
Cumulative effect of accounting change - share-based payments	—	—	—	—	4	—	(4)	—	—
Net income available to Discovery Communications, Inc.	—	—	—	—	—	—	807	—	807
Other comprehensive income	—	—	—	—	—	—	—	176	176
Preferred stock modification	(82)	(2)	—	—	37	—	—	—	35
Repurchases of stock	(3)	—	—	—	—	(381)	(222)	—	(603)
Excess of fair value received over book value of equity contributed to redeemable noncontrolling interest in Velocity	—	—	—	—	47	—	—	—	47
Cash settlement of common stock repurchase contracts	—	—	—	—	58	—	—	—	58
Share-based compensation	—	—	—	—	32	—	—	—	32
Tax settlements associated with share-based compensation	—	—	(1)	—	(30)	—	—	—	(30)
Issuance of stock in connection with share-based plans	—	—	5	—	79	—	—	—	79
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(28)	—	(28)
September 30, 2017	14	$—	547	$5	$7,273	$(6,737)	$5,785	$(586)	$5,740
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery Communications, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including pay-television ("pay-TV"), free-to-air ("FTA") and broadcast, various digital distribution platforms and content licensing agreements. The Company also operates a portfolio of websites, digital direct-to-consumer products, a production studio and curriculum-based education products and services. As further discussed in Note 2, on April 28, 2017, the Company sold two of its production studios, Raw and Betty to DLG Acquisitions Limited (“All3Media”). The Company presents its operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting principally of international television networks and digital content services. In addition, Education and Other consists principally of curriculum-based product and service offerings and the production studio. Financial information for Discovery’s reportable segments is discussed in Note 16.
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
Estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, share-based compensation, income taxes, other financial instruments, contingencies and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.
Preferred Stock Exchange
As a result of the July 30, 2017, Preferred Share Exchange Agreement (the "Exchange Agreement") with Advance/Newhouse Programming Partnership ("Advance/Newhouse"), in which Discovery agreed to issue newly designated shares of Series A-1 and Series C-1 preferred stock in exchange for all outstanding shares of Discovery's Series A and Series C convertible participating preferred stock (see Note 9), historical basic and diluted earnings per share available to Series C-1 preferred stockholders, previously Series C preferred stockholders, has changed. The transactions contemplated by the Exchange Agreement were completed on August 7, 2017. Prior to the Exchange Agreement, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each share of Series C preferred stock. Following the exchange, the Series C-1 preferred stock may be converted into Series C common stock at the initial conversion rate of 19.3648 shares of Series C common stock for each share of Series C-1 preferred stock. As such, the Company has retrospectively recast

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

basic and diluted earnings per share information for Series C preferred stock for the three and nine months ended September 30, 2016 in order to conform with per share earnings that would have been available for Series C-1 preferred stock. (See Note 12). The Exchange Agreement did not impact historical basic and diluted earnings per share attributable to the Company's Series A, B and C common stockholders.
Reclassifications
The Company adopted new accounting guidance for share-based payments, deferred income taxes and statements of cash flows as of January 1, 2017. The adoption of the new guidance for deferred income taxes resulted in reclassifications of current deferred tax assets to noncurrent deferred tax assets and liabilities in the Company's balance sheet as of December 31, 2016 to conform to the current period presentation. The impact of these reclassifications is shown within the Balance Sheet Classification of Deferred Income Taxes section below. The new accounting pronouncements adopted for share-based payments resulted in the reclassification of net tax windfall adjustments of $7 million from financing activities to operating activities in the consolidated statement of cash flows for the nine months ended September 30, 2016, to conform to the current period presentation. The impact of these reclassifications is shown within the Share-based Payments section below. The new accounting pronouncements adopted for cash flow statements did not impact the prior period amounts presented in these financial statements. The impact of the adoptions to other prior periods for the balance sheet and annual statement of operations that are not presented in these financial statements were disclosed in the 2016 Form 10-K. See further discussion of new accounting pronouncements adopted below.
Accounting and Reporting Pronouncements Adopted
Share-Based Payments
On January 1, 2017, the Company adopted new guidance that simplifies how share-based payments are accounted for and presented in the financial statements. The new guidance impacted the financial statements as follows:

•
Actual forfeitures are used in the calculations of share-based compensation expense instead of estimated forfeitures. Retained earnings were decreased by approximately $4 million to affect the modified retrospective method impact of the adoption as of January 1, 2017.

•
Net windfall tax benefits or deficiencies are recorded in income tax expense in the period in which they occur, whereas they were previously recorded in additional paid-in capital (“APIC”). This change has been applied prospectively. There were $8 million and $7 million in net tax windfall adjustments for the three and nine months ended September 30, 2016, respectively.

•
Expected cash flows from net windfall tax benefits are no longer factored into the calculation of the number of shares for diluted earnings per share. This change has been applied prospectively. Net windfall tax benefits did not impact the presentation of diluted earnings per share for the three and nine months ended September 30, 2016 by more than $0.01 per share.

•
Cash flows from net windfall tax benefits are classified as operating activities in the statement of cash flows presentation. Previously net windfall tax benefits were classified as financing activities. This change is applied retrospectively, resulting in the adjustment of prior period amounts. There were $8 million and $7 million in net tax windfall adjustments for the three and nine months ended September 30, 2016, respectively, reclassified from financing activities to operating activities.

•	The Company evaluated the accounting for awards that are liability-classified and marked-to-market each accounting period and concluded that there is no change to the accounting for those awards.

Balance Sheet Classification of Deferred Income Taxes
On January 1, 2017, the Company adopted new guidance that removes the requirement to separate deferred tax assets and liabilities into current and noncurrent amounts, and instead requires all such amounts be classified as noncurrent on the Company's consolidated balance sheets. As a result, each tax jurisdiction will now have only one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company retrospectively adopted the new guidance effective January 1, 2017.

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

Statement of Cash Flows
On January 1, 2017, the Company adopted new guidance that reduces diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The topics relevant to the Company include: (1) debt prepayment or debt extinguishment costs, which prior to adoption were classified as operating activities, but are now classified as financing activities, (2) settlement and receipt of discounts and premiums associated with our senior notes, which prior to adoption were classified as operating activities, but are now classified as financing activities when the stated interest rate is deemed not insignificant to the effective interest rate of the borrowing, (3) contingent consideration payments not made soon after a business combination date, which must be classified as financing activities up to the contingent consideration liability amount with any excess payment classified as operating activities, and (4) the election to assess distributions received from equity method investees based on the nature of distribution approach, which results in the classification of such distributions based on the nature of the activity that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities). The Company early adopted this guidance retrospectively effective January 1, 2017. There was no impact from the adoption of the new guidance on the prior period financial statements presented for the nine months ended September 30, 2016, as there were no transactions related to the first and second items listed above and no change in the Company's historical accounting policy was required for the third and fourth items listed above.
Accounting and Reporting Pronouncements Not Yet Adopted
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued significant amendments to hedge accounting which expand the eligibility for hedge accounting to more financial and nonfinancial hedging strategies. The guidance is intended to align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. In addition, the guidance amends the presentation and disclosure requirements and changes how companies assess effectiveness. The new standard is effective January 1, 2019 with early adoption permitted immediately in any interim or annual period. The Company is currently evaluating the impact that the amendments will have on the consolidated financial statements and the timing of adoption.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which applies a single, comprehensive revenue recognition model for all contracts with customers. The core principle of the new guidance is that the Company will recognize revenue from the transfer of promised goods or services to customers at an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Subsequent to the issuance of the May 2014 guidance, several clarifications and updates have been issued by the FASB on this topic, the most recent of which was issued in December 2016. Many of these clarifications and updates to the guidance, as well as a number of interpretive issues, apply to companies in the media and entertainment industry.
The new standard is effective for annual reporting periods beginning after December 15, 2017. In addition, the guidance requires new or expanded disclosures related to the judgments made by companies when following the framework. The Company has made progress toward completing its assessment of the impact of adopting this new guidance, and the Company is finalizing its implementation plan. The Company currently does not anticipate that the adoption of the new guidance will have a material impact on the Company's financial statements, principally because the Company does not expect significant changes in the way it will record U.S. Networks' distribution or advertising revenues. The Company is still evaluating the impact of its international distribution and advertising revenue arrangements. The Company's evaluation of the expected impact of the new guidance on certain transactions could change if there are additional interpretations of the new revenue guidance that are different from the Company's preliminary conclusions. The Company will apply the new revenue standard beginning January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company plans on applying the modified retrospective method of adoption for this guidance.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, more than 90% of distribution revenue comes from the Company's largest 10 distributors in the U.S. For the International Networks segment, approximately 43% of distribution revenue comes from the Company's largest 10 distributors outside of the U.S. Agreements in

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
No individual customer accounted for more than 10% of total consolidated revenues for the three and nine months ended September 30, 2017 or 2016. As of September 30, 2017 and December 31, 2016, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk. The Company performs periodic evaluations of the relative credit standing of the financial institutions and attempts to limit exposure with any one institution.
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of September 30, 2017, the Company did not anticipate nonperformance by any of its counterparties.
Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks through evaluating and monitoring the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. In connection with the Company's hedge of certain investments classified as AFS securities, the Company has pledged shares as collateral to the derivative counterparty. (See Note 3.) The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. As of September 30, 2017, $2 million of collateral has been posted by the Company under these arrangements and classified as other noncurrent assets in the consolidated balance sheets. As of September 30, 2017, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $1.93 billion. (See Note 4.)
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Scripps Networks Interactive, Inc. ("Scripps")
On July 31, 2017, Discovery announced that it had entered into an agreement and plan of merger (the "Merger Agreement") for Discovery to acquire Scripps in a cash-and-stock transaction (the "Scripps acquisition"). The estimated merger consideration for the acquisition totals $11.5 billion, including cash of $8.4 billion and stock of $3.1 billion based on stock prices as of October 20, 2017. In addition, the Company will assume Scripps' net debt of approximately $2.7 billion. The transaction is expected to close by early 2018.
Scripps shareholders will receive $63.00 per share in cash and a number of shares of Discovery's Series C common stock that is determined in accordance with a formula and subject to a collar based on the volume weighted average price of the Company's Series C common stock. The formula is based on the volume weighted average price of Discovery's Series C common stock over the 15 trading days ending on the third trading day prior to closing (the “Average Discovery Price”). Scripps shareholders will receive 1.2096 shares of Discovery's Series C common stock if the Average Discovery Price is below $22.32, and 0.9408 shares of Discovery's Series C common stock if the Average Discovery Price is above $28.70. The intent of the range was to provide Scripps shareholders with $27.00 of value per share in Discovery Series C common stock; if the Average Discovery Price is greater than or equal to $22.32 but less than or equal to $28.70, Scripps shareholders will receive a proportional number of shares between 1.2096 and 0.9408. If the Average Discovery Price is below $25.51, Discovery has the option to pay additional cash instead of issuing more shares above the 1.0584 conversation ratio required at $25.51. The cash payment is equal to the product of the additional shares required under the collar formula multiplied by the Average Discovery Price; for example, if the Average Discovery Price were $22.32 with a conversion ratio of 1.2096, the Company could offer shares at the 1.0584 ratio and pay for the difference associated with the incremental shares in cash. Outstanding employee equity awards or share-based awards that vest upon the change of control will be acquired with a similar combination of cash and shares of Discovery Series C common stock pursuant to terms specified in the Merger Agreement. Therefore, the merger consideration will fluctuate based upon changes in the share price of Discovery Series C common stock and the number of Scripps common shares, stock options, and other equity-based awards outstanding on the closing date. Discovery will also pay certain transaction costs incurred by Scripps, which will be recorded as a component of the opening balance sheet. The post-closing impact of the formula was intended to result in Scripps’ shareholders owning approximately 20% of Discovery’s fully diluted common shares and Discovery’s shareholders owning approximately 80%. The Company will utilize debt (see Note 6) and cash on hand to finance the cash portion of the transaction. The transaction is subject to approval by Discovery and Scripps’ shareholders, regulatory approvals and other customary closing conditions.
John C. Malone, Advance/Newhouse and members of the Scripps family have entered into voting agreements to vote in favor of the transactions (the “Advance/Newhouse Voting Agreement”). In addition, Advance/Newhouse has provided its consent, in its capacity as the holder of Discovery’s outstanding shares of Series A preferred stock, for Discovery to enter into the Merger Agreement and consummate the merger. In connection with this consent, Discovery and Advance/Newhouse entered into an exchange agreement pursuant to which Advance/Newhouse exchanged all of its shares of Series A and Series C preferred stock of Discovery for shares of newly designated Series A-1 and Series C-1 preferred stock of Discovery. The exchange transaction will not change the aggregate number of shares of Discovery’s Series A common stock and Series C common stock that are beneficially owned by Advance/Newhouse or change voting rights or liquidation preferences afforded to Advance/Newhouse. The $35 million impact of the modification has been recorded as a component of selling, general and administrative expense. (See Note 9 and Note 12). All of Discovery's direct costs of the Scripps acquisition will be reflected as a component of selling, general and administrative expense in the consolidated statements of operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the components of the estimated merger consideration (in millions of dollars and shares, except for per share amounts, share conversion ratio, stock option conversion ratio, average cash consideration and average equity consideration). The estimated merger consideration is based on the number of Scripps shares outstanding as of June 30, 2017, and utilizes an October 20, 2017 transaction closing date to compute the equity portion of the purchase price.

Outstanding Scripps equity
Scripps shares outstanding	130
Cash consideration per share	$63.00
Estimated cash portion of purchase price	$8,177

Scripps shares outstanding	130
Share conversion ratio	1.2096
Discovery Series C common stock assumed to be issued	157
Discovery Series C common stock price per share	$19.26
Estimated equity portion of purchase price	$3,024

Outstanding shares under Scripps share-based compensation programs
Shares under Scripps share-based compensation programs	3
Scripps share-based compensation converting to cash (70%)	2
Average cash consideration (per share less applicable exercise price)	$46.27
Estimated cash portion of purchase price	$112

Scripps share-based compensation converting to Discovery Series C common stock (30%)	1
Stock option conversion ratio (based on intrinsic value per award)	4
Discovery Series C common stock (1) or options (3) assumed to be issued	4
Average equity consideration (intrinsic value of Discovery Series C common stock or options to be issued as consideration)	$9.93
Estimated equity portion of purchase price for share awards	$44

Scripps transaction costs required to be paid by Discovery	$105

Total estimated consideration to be paid	$11,462
Balances reflect rounding of dollar and share amounts to millions, which may result in differences for recalculated amounts compared with the amounts presented above.
The merger will be accounted for as a business combination using the acquisition method of accounting, which will establish a new basis of accounting for all identifiable assets acquired and liabilities assumed at fair value as of the date control is obtained. Accordingly, the costs to acquire such interests will be allocated to the underlying net assets based on their respective fair values, including noncontrolling interests. Any excess of the purchase price over the estimated fair value of the net assets acquired will be recorded as goodwill.
The Enthusiast Network, Inc.
On September 25, 2017, the Company contributed its linear cable network focused on cars and motor sports, Velocity, to a new joint venture ("VTEN"), with GoldenTree Asset Management L.P. ("GoldenTree"). GoldenTree's contributions to the joint venture included businesses from The Enthusiast Network, Inc. ("TEN"), primarily MotorTrend.com, Motor Trend YouTube channel and the Motor Trend OnDemand OTT service. TEN will not be contributing its print businesses to the joint venture. The joint venture will establish a portfolio of digital content, social groups, live events and original content focused on the automotive audience. In exchange for their contributions, Discovery and GoldenTree received 67.5% and 32.5% ownership of the new joint venture, respectively.
Discovery consolidated the joint venture under the voting interest consolidation model upon the closing of the transaction. As the Company controlled Velocity and continues to control Velocity after the transaction, the change in the value of the Company's

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ownership interest was accounted for as an equity transaction and no gain or loss was recognized in the Company's consolidated statements of operations. The Company applied the acquisition method of accounting to TEN's contributed businesses, whereby the excess of the fair value of the contributed business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce and synergies expected from broader exposure to the automotive entertainment sector. The goodwill recorded as part of this acquisition is included in the U.S. Network reportable segment and is not amortizable for tax purposes. Intangible assets primarily consist of trade names, licensing agreements and customer relationships with a weighted average estimated useful life of 11 years.
The preliminary opening balance sheet is subject to adjustment based on the final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include intangible assets. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of the assets acquired and liabilities assumed is presented in the table below (in millions).

September 25, 2017
Goodwill	$59
Intangible assets	71
Property plant and equipment, net	16
Other assets acquired	6
Liabilities assumed	(8)
Net assets acquired	$144
Discovery has a fair value call right exercisable during 30 day windows beginning September 2022 and March 2024 to require GoldenTree to sell their entire ownership interest in the joint venture at fair value. GoldenTree has a fair value put right exercisable during 30 day windows beginning in March 2021, September 2022 and March 2024 that requires Discovery to either purchase all of GoldenTree's interest in the joint venture at fair value or participate in an initial public offering for the joint venture. GoldenTree's 32.5% noncontrolling interest in the joint venture is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. The opening balance sheet value recognized for the redeemable noncontrolling interest upon closing was $93 million, based on GoldenTree's ownership interest in the book value of Velocity and the preliminary fair value of GoldenTree's contribution. The balance was subsequently increased by $27 million to adjust the redemption value to fair value of $120 million as of the balance sheet date (see Note 8).
Other
On September 1, 2017, the Company exercised its call right for the remaining outstanding equity in an equity method investment in a FTA company in Poland for $4 million. The operations of the entity were consolidated beginning September 1, 2017.
Dispositions
Raw and Betty Studios, LLC.
On April 28, 2017, the Company sold Raw and Betty to All3Media. All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting. The Company recorded a loss of $4 million for the disposition of these businesses for the nine months ended September 30, 2017. The loss on disposition of Raw and Betty included $38 million in net assets, including $30 million of goodwill. The impact to the Company's income before income taxes for Raw and Betty through the date of sale was a loss of $4 million for the nine months ended September 30, 2017 and income of $1 million and $4 million for the three and nine months ended September 30, 2016, respectively. Raw and Betty were components of the studios operating segment reported with Education and Other.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	September 30, 2017	December 31, 2016
Cash equivalents:
Time deposits	Cash and cash equivalents	$1,900	$—
Trading securities:
Money market funds	Cash and cash equivalents	2,000	—
Mutual funds	Prepaid expenses and other current assets	178	160
Equity method investments	Equity method investments, including note receivable	754	557
AFS securities:
U.S. Treasury securities	Cash and cash equivalents	599	—
Common stock	Other noncurrent assets	81	64
Common stock - pledged	Other noncurrent assets	81	64
Cost method investments	Other noncurrent assets	265	245
Total investments		$5,858	$1,090
Money Market Funds, Time Deposits and U.S. Treasury Securities
During the three months ended September 30, 2017, the Company issued $6.8 billion in senior notes to fund the anticipated Scripps acquisition (See Note 2 and Note 6). Of these total proceeds, $2.0 billion were invested in money market funds, $1.9 billion were invested in time deposit accounts, $599 million were invested in U.S. Treasury securities, and the remainder was invested in highly liquid, short-term instruments with original maturities of 90 days or less. These investments are classified as cash and cash equivalents on the consolidated balance sheet and are anticipated to be used for the Scripps acquisition. In the interim, the Company has full access to these proceeds. Of the $6.8 billion in debt proceeds, approximately $5.9 billion is subject to a special mandatory redemption provision that requires the Company to redeem the notes for a price equal to 101% of their principal amount, plus any accrued and unpaid interest on the notes, in the event that the Scripps acquisition has not closed prior to August 30, 2018. While the Company expects to complete the Scripps acquisition by the required date, unanticipated developments could delay or prevent the acquisition.
Mutual Funds
Trading securities include investments in mutual funds held in a separate trust, which are owned as part of the Company’s supplemental retirement plan. (See Note 4.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity Method Investments
The Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. Almost all equity method investees are privately owned. The carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees, except for Oprah Winfrey Network ("OWN"), because the Company has recorded losses in excess of its ownership interest, and certain investments in renewable energy projects accounted for using the Hypothetical Liquidation at Book Value ("HLBV") methodology under the equity method of accounting. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of September 30, 2017, the Company’s maximum exposure for all its VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $642 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $598 million and $426 million as of September 30, 2017 and December 31, 2016, respectively. The Company recognized net losses of $21 million and net income of $10 million generated by VIEs for the three months ended September 30, 2017 and 2016, respectively, and net losses of $99 million and net income of $13 million generated by VIEs for the nine months ended September 30, 2017 and 2016, respectively.
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
The carrying value of the Company’s investment in OWN of $348 million and $320 million as of September 30, 2017 and December 31, 2016, respectively, includes the Company's note receivable and accumulated investment balance. The Company's combined advances to and note receivable from OWN, including accrued interest, were $283 million and $311 million as of September 30, 2017 and December 31, 2016, respectively. The interest on the note, compounded annually, is 5.0%. During the nine months ended September 30, 2017, the Company received net principal repayments of $39 million from OWN and accrued interest on the note receivable of $11 million. The note receivable is secured by the net assets of OWN. While the Company has no further funding commitments, the Company will provide additional funding to OWN, if necessary, and expects to recoup amounts funded. There can be no event of default on the borrowing until 2023. However, borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due. Following such repayment, OWN’s subsequent cash distributions will be shared equally between the Company and Harpo. The Company monitors the financial results of OWN along with other relevant business information to assess the recoverability of the OWN note receivable. There has been no impairment of the OWN note receivable.
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
Based on the joint venture agreement, as amended on April 1, 2016, Harpo has the right to require the Company to purchase all or part of Harpo’s interest in OWN at fair market value up to a maximum put amount during 90-day windows beginning on April 1, 2017 and every two and a half years commencing July 1, 2018 through January 1, 2026. The maximum put amount ranges from $100 million on the first put exercise date up to a cumulative cap of $400 million on the fifth put exercise date. On June 16, 2017, Harpo delivered its put notice for up to $100 million in value of its OWN membership interests to the Company. Harpo may withdraw its put exercise notice during the valuation process, which has been extended until December 15, 2017. Harpo and Discovery are following a series of protocols specified in the joint venture agreement to determine an agreed upon fair value for the put. The number of common units subject to the put exercise represents the proportion of common units held by Harpo that equate to the fair value of the Harpo put purchase price. As of September 30, 2017, the Company has not recorded a liability in connection with the exercise of Harpo's put as the valuation has not been finalized and Harpo may withdraw its put exercise notice.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Renewable Energy Investments
During three and nine months ended September 30, 2017, the Company invested $104 million and $300 million, respectively in limited liability companies that sponsor renewable energy projects related to solar energy. During the three months ended September 30, 2017, the Company invested $39 million and $9 million into two new solar energy projects. The Company expects these investments to result in tax benefits received, which reduce the Company's tax liability, and cash flows from the operations of the investees. These investments are considered VIEs of the Company. The Company accounts for these investments under the equity method of accounting. While the Company possesses rights that allow it to exercise significant influence over the investments, the Company does not have the power to direct the activities that will most significantly impact their economic performance, such as the investee's ability to obtain sufficient customers or control solar panel assets. Once a stipulated return on investment is garnered by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company applies the HLBV method for recognizing the Company's proportionate share of the investments' net earnings or losses.
During the three and nine months ended September 30, 2017, the Company recognized $41 million and $167 million, respectively of losses on these investments as part of (loss) gain from equity investees, net in the consolidated statements of operations. The Company recorded benefits of $96 million and $208 million associated with these investments during the three and nine months ended September 30, 2017, respectively, that were recorded as a component of income tax expense and operating cash flows. These benefits are comprised of $14 million from the entities' passive losses and $82 million from the investment tax credits for the three months ended September 30, 2017. For the nine months ended September 30, 2017, the benefits are comprised of $60 million from the entities' passive losses and $148 million from investment tax credits. The Company accounts for investment tax credits utilizing the flow through method. No investments in renewable energy projects were held by the Company for the three or nine months ended September 30, 2016. As of September 30, 2017 and December 31, 2016, the Company's carrying value of renewable energy investments was $160 million and $39 million, respectively. The Company has $42 million of future funding commitments for these investments as of September 30, 2017, which are cancelable under limited circumstances. The Company has concluded that losses incurred on these investments to-date are not indicative of an other-than-temporary impairment due to the nature of these investments. Losses in the early stages of investments in companies that sponsor renewable energy projects are not uncommon, and the Company expects improved performance from these investments in future periods.
Other Equity Method Investments
At September 30, 2017 and December 31, 2016, the Company's other equity method investments included All3Media, a Russian cable television business, Mega TV in Chile, and certain joint ventures in Canada and Germany. The Company acquired other equity method investments, largely to enhance the Company's digital distribution strategies, particularly for Eurosport Player, and made additional contributions to existing equity method investments totaling $68 million during the nine months ended September 30, 2017.
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

	September 30, 2017	December 31, 2016
Cost	$195	$195
Accumulated change in the value of:
Hedged AFS recognized in other expense, net	(2)	(19)
Unhedged AFS recorded in other comprehensive income (loss)	31	14
Other-than-temporary impairment of AFS securities	(62)	(62)
Carrying value	$162	$128
The Company hedged 50% of the shares with an equity collar (the “Lionsgate Collar”) and pledged those shares as collateral to the derivative counter party. In the application of hedge accounting, when the share price of Lionsgate is within the boundaries of the collar and the hedge has no intrinsic value, the Company records the gains or losses on the Lionsgate AFS securities as a

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Cost Method Investments
The Company's cost method investments as of September 30, 2017 primarily include its 39% minority interest in Group Nine Media valued at $182 million. (See Note 2.) Although Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, the Company applies the cost method for its ownership interest, which does not meet the definition of in-substance common stock. The Company also has investments in an educational website, an electric car racing series and certain investments to enhance the Company's digital distribution strategies. For the nine months ended September 30, 2017, the Company invested $21 million in various cost method investments.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$1,900	$—	$1,900
Trading securities:
Money market funds	Cash and cash equivalents	2,000	—	—	2,000
Mutual funds	Prepaid expenses and other current assets	178	—	—	178
AFS securities:
U.S. Treasury securities	Cash and cash equivalents	599	—	—	599
Common stock	Other noncurrent assets	81	—	—	81
Common stock - pledged	Other noncurrent assets	81	—	—	81
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	6	—	6
Foreign exchange	Other noncurrent assets	—	1	—	1
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	9	—	9
Fair value hedges:
Equity (Lionsgate Collar)	Other noncurrent assets	—	14	—	14
Total		$2,939	$1,930	$—	$4,869
Liabilities
Deferred compensation plan	Accrued liabilities	$178	$—	$—	$178
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	23	—	23
Foreign exchange	Other noncurrent liabilities	—	2	—	2
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	9	—	9
Cross-currency swaps	Other noncurrent liabilities	—	93	—	93
Foreign exchange	Accrued liabilities	—	7	—	7
No hedging designation:
Cross-currency swaps	Other noncurrent liabilities	—	4	—	4
Total		$178	$138	$—	$316

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
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of September 30, 2017 and December 31, 2016. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $14.7 billion and $7.4 billion as of September 30, 2017 and December 31, 2016, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	September 30, 2017	December 31, 2016
Produced content rights:
Completed	$4,203	$3,920
In-production	473	420
Coproduced content rights:
Completed	633	632
In-production	30	57
Licensed content rights:
Acquired	1,092	1,090
Prepaid(a)	159	129
Content rights, at cost	6,590	6,248
Accumulated amortization	(4,113)	(3,849)
Total content rights, net	2,477	2,399
Current portion	(382)	(310)
Noncurrent portion	$2,095	$2,089
(a) Prepaid licensed content rights includes prepaid rights to the Olympic games of $64 million and Bundesliga matches of $13 million that are reflected as current content rights assets on the consolidated balance sheet as of September 30, 2017.
Content expense is included in costs of revenues on the consolidated statements of operations and consisted of the following (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Content amortization	$485	$424	$1,386	$1,279
Other production charges	80	67	221	205
Content impairments(a)	2	5	11	14
Total content expense	$567	$496	$1,618	$1,498
(a) Content impairments are generally recorded as a component of costs of revenue. However, during the three and nine months ended September 30, 2016, $3 million in content impairments were reflected as a component of restructuring and other charges. These impairment charges resulted from the cancellation of certain series due to legal circumstances pertaining to the associated talent. No content impairments were recorded as a component of restructuring and other during the three and nine months ended September 30, 2017.
NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	September 30, 2017	December 31, 2016
5.625% Senior notes, semi-annual interest, due August 2019	$411	$500
2.200% Senior notes, semi-annual interest, due September 2019	500	—
Floating rate notes, quarterly interest, due September 2019	400	—
5.050% Senior notes, semi-annual interest, due June 2020	789	1,300
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	353	314
3.300% Senior notes, semi-annual interest, due May 2022	500	500
2.950% Senior notes, semi-annual interest, due March 2023	1,200	—
3.250% Senior notes, semi-annual interest, due April 2023	350	350
3.800% Senior notes, semi-annual interest, due March 2024	450	—
2.500% Senior notes, sterling denominated, annual interest, due September 2024	537	—
3.450% Senior notes, semi-annual interest, due March 2025	300	300
4.900% Senior notes, semi-annual interest, due March 2026	700	500
1.900% Senior notes, euro denominated, annual interest, due March 2027	706	627
3.950% Senior notes, semi-annual interest, due March 2028	1,700	—
5.000% Senior notes, semi-annual interest, due September 2037	1,250	—
6.350% Senior notes, semi-annual interest, due June 2040	850	850
4.950% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	—
Revolving credit facility	425	550
Commercial paper	—	48
Capital lease obligations	167	151
Total debt	14,838	7,990
Unamortized discount and debt issuance costs	(130)	(67)
Debt, net	14,708	7,923
Current portion of debt	(32)	(82)
Noncurrent portion of debt	$14,676	$7,841
Senior Notes
On September 21, 2017, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, issued $500 million principal amount of 2.200% senior notes due 2019 (the “2019 Notes”), $1.20 billion principal amount of 2.950% senior notes due 2023 (the “2023 Notes”), $1.70 billion principal amount of 3.950% senior notes due 2028 (the “2028 Notes”), $1.25 billion principal amount of 5.000% senior notes due 2037 (the “2037 Notes”), $1.25 billion principal amount of 5.200% senior notes due 2047 (the “2047 Notes” and, together with the 2019 Notes, the 2023 Notes, the 2028 Notes, the 2037 Notes and the 2047 Notes, the “Senior Fixed Rate Notes”) and $400 million principal amount of floating rate senior notes due 2019 (the “Senior Floating Rate Notes” and, together with the Senior Fixed Rate Notes, the “USD Notes”). Interest on the Senior Fixed Rate Notes is payable on March 20 and September 20 of each year, beginning March 20, 2018. Interest on the Senior Floating Rate Notes is payable on March 20, June 20, September 20 and December 20 of each year, beginning December 20, 2017. The USD Notes are fully and unconditionally guaranteed by the Company.
On September 21, 2017, DCL issued £400 million principal amount ($540 million at issuance based on the exchange rate of $1.35 per pound at September 21, 2017) of 2.500% senior notes due 2024 (the “Sterling Notes”). Interest on the Sterling Notes is payable on September 20 of each year, beginning September 20, 2018.
The proceeds received by DCL from the USD Notes and the Sterling Notes were net of a $11 million issuance discount and $57 million of debt issuance costs. The Sterling Notes are fully and unconditionally guaranteed by the Company.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

With the exception of the 2019 Notes and the Senior Floating Rate Notes, the USD Notes and Sterling Notes include a redemption requirement following a termination of the Scripps Merger Agreement or if the merger does not close prior to August 30, 2018. The $5.9 billion principal amount of senior notes subject to the special mandatory redemption will be classified as noncurrent until either of the contingent events which would trigger the redemption has occurred. As of September 30, 2017, neither of the contingent events have occurred and therefore these senior notes are classified as noncurrent. In the event that the redemption provision is triggered, the Company would have to redeem the notes for a price equal to 101% of the principal amount plus any accrued and unpaid interest on the notes.
On March 13, 2017, DCL issued $450 million principal amount of 3.80% senior notes due March 13, 2024 (the "2017 USD Notes") and an additional $200 million principal amount of its existing 4.90% senior notes due March 11, 2026 (the "2016 USD Notes"). Interest on the 2017 USD Notes is payable semi-annually on March 13 and September 13 of each year. Interest on the 2016 USD Notes is payable semi-annually on March 11 and September 11 of each year. The proceeds received by DCL from the 2017 USD Notes were net of a $1 million issuance discount and $4 million of debt issuance costs. The proceeds received by DCL from the 2016 USD Notes included a $10 million issuance premium and were net of $2 million of debt issuance costs. The 2017 USD Notes and the 2016 USD Notes are fully and unconditionally guaranteed by the Company.
DCL used the proceeds from the offerings of the 2017 USD Notes and the 2016 USD Notes to repurchase $600 million aggregate principal amount of DCL's 5.05% senior notes due 2020 and 5.625% senior notes due 2019 in a cash tender offer. The repurchase resulted in a pretax loss on extinguishment of debt of $54 million for the nine months ended September 30, 2017, which is presented as a separate line item on the Company's consolidated statements of operations and recognized as a component of financing cash outflows on the consolidated statements of cash flows. The loss included $50 million for premiums to par value, $2 million of non-cash write-offs of unamortized deferred financing costs, $1 million for the write-off of the original issue discount of these senior notes and $1 million accrued for other third-party fees.

Term Loans
On August 11, 2017, DCL entered into a 3-year delayed draw tranche and a 5-year delayed draw tranche unsecured term loan credit facility (the "Term Loans"), each with a principal amount of up to $1 billion. The term of each delayed draw loan begins when Discovery borrows the funds to finance a portion of the Scripps acquisition. The Term Loans' interest rates are based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company will pay a commitment fee of 20 basis points per annum for each loan, based on its current credit rating, beginning September 28, 2017 until either the funding of the loans or the termination of the Scripps acquisition. As of September 30, 2017, the Company has not yet borrowed on the term loan credit facilities.
Unsecured Bridge Loan Commitment
On July 30, 2017, the Company obtained a commitment letter from a financial institution for a $9.6 billion unsecured bridge term loan facility that could have been used to complete the Scripps acquisition. No amounts were drawn under the bridge loan commitment and based on the execution of the Term Loans and following the issuance of the USD Notes and the Sterling Notes on September 21, 2017, the commitment was terminated. The Company incurred $40 million of debt issuance costs, which are fully amortized as a component of interest expense following the issuance of the senior notes on September 21, 2017 during the three and nine months ended September 30, 2017. The associated cash payment has been classified as a financing activity in the consolidated statements of cash flows.
Revolving Credit Facility
On August 11, 2017, DCL amended its $2.0 billion revolving credit facility to allow DCL and certain designated foreign subsidiaries of DCL to borrow up to $2.5 billion, including a $100 million sublimit for the issuance of standby letters of credit and a $150 million sublimit for Euro-denominated swing line loans. Borrowing capacity under this agreement is reduced by any outstanding borrowings under the commercial paper program discussed below. The revolving credit facility agreement amendment extends the maturity date from February 4, 2021 to August 11, 2022. The original agreement includes the option for up to two additional 364-day renewal periods. The amended credit facility agreement expressly permits the occurrence of indebtedness to finance the Scripps acquisition. Discovery agrees to have Scripps become a guarantor under the agreement following the closing of the acquisition.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. In addition to the change in the revolver's capacity on August 11, 2017, the financial covenants were modified to reset the maximum consolidated leverage ratio financial covenant to 5.50 to 1.00, with step-downs to 5.00 to 1.00 and to 4.50 to 1.00, one year and two years after the closing of the Scripps acquisition, respectively. As of

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

September 30, 2017, the Company's subsidiary, DCL, was in compliance with all covenants and there were no events of default under the revolving credit facility.
As of September 30, 2017, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $425 million at a weighted average interest rate of 2.53%. As of December 31, 2016, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $550 million at a weighted average interest rate of 2.05%. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For U.S. dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company may also borrow in foreign currencies under the credit facility, at an interest rate based on adjusted LIBOR, plus a margin. The current margins are 1.30% and 0.30%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. The Company had no borrowings under the credit facility in foreign currencies as of September 30, 2017 or December 31, 2016. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.20% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. There were no outstanding commercial paper borrowings as of September 30, 2017. As of December 31, 2016, there were outstanding commercial paper borrowings of $48 million with a weighted average interest rate of approximately 1.20%.
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
Unsettled derivative contracts are recorded at their gross fair values on the consolidated balance sheets. (See Note 4.) The portion of the fair value that represents cash flows occurring within one year are classified as current, and the portion related to cash flows occurring beyond one year are classified as noncurrent. Gains and losses on the effective portions of designated cash flow and net investment hedges are initially recognized as components of accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the statements of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings. The ineffective portion of any previous gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets are reclassified immediately to other expense, net on the consolidated statements of operations. The Company records gains and losses from the Lionsgate Collar, designated as a fair value hedge, and instruments that receive no hedging designation, as a component of other expense, net on the consolidated statements of operations. The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows of the hedged item.
During the three months ended September 30, 2017, in conjunction with the Scripps acquisition (see Note 2 and Note 6), the Company executed a number of new derivative transactions. In August 2017, the Company entered into $4 billion notional amount of interest rate contracts used to economically hedge a portion of the pricing of the USD Notes. These interest rate contracts were settled on September 21, 2017 and did not receive hedging designation. The Company recognized a $98 million loss in connection with these interest rate contracts, which has been reflected as a component of other expense, net on the Company's consolidated statement of operations. Additionally, the Company reclassified $17 million of cash flow hedge gains on previously settled interest rate contracts from accumulated other comprehensive loss to other expense, net, in the Company's consolidated statement of operations during the three months ended September 30, 2017, as the forecasted transaction was considered remote following the issuance of the USD Notes.
On September 21, 2017, DCL issued £400 million principal amount of 2.500% senior notes due 2024. The Sterling Notes were designated as net investment hedges, hedging against fluctuations in foreign currency exchange rates on a portion of the Company's investments in foreign subsidiaries. Prior to issuance of the Sterling Notes, the Company also entered into a series of foreign exchange contracts designated as net investment hedges on a portion of the Company's investments in foreign subsidiaries. These foreign exchange contracts were settled on the date of issuance of the Sterling Notes and resulted in a $12 million loss,

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

which has been reflected as a component of currency translation adjustments on the Company's consolidated balance sheet as of September 30, 2017.
The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of September 30, 2017 and December 31, 2016.

	September 30, 2017					December 31, 2016
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,057	$6	$1	$23	$2	$677	$31	$—	$18	$—
Net investment hedges:(a)
Cross-currency swaps	1,709	—	9	9	93	751	—	35	3	31
Foreign exchange	303	—	—	7	—	—	—	—	—	—
Fair value hedges:
Equity (Lionsgate collar)	97	—	14	—	—	97	—	25	—	—
No hedging designation:
Interest rate swaps	25	—	—	—	—	25	—	—	—	—
Cross-currency swaps	64	—	—	—	4	64	—	1	—	—
Total		$6	$24	$39	$99		$31	$61	$21	$31
(a) Excludes £400 million of sterling notes ($537 million equivalent at September 30, 2017) designated as a net investment hedge.
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Losses) gains recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(15)	$—	$(46)	$(18)
Interest rate swaps - derivative adjustments	—	2	—	2
(Losses) gains reclassified into income from accumulated other comprehensive loss (effective portion):
Foreign exchange - distribution revenue	(9)	(11)	(16)	(15)
Foreign exchange - advertising revenue	(1)	(1)	(2)	(2)
Foreign exchange - costs of revenues	(2)	8	2	15
Foreign exchange - other expense, net	—	1	—	3
Interest rate swaps - interest expense	—	(1)	(1)	(3)
Gains reclassified into income from accumulated other comprehensive loss (ineffective portion):
Interest rate swaps - other expense, net	17	—	17	—
Fair value excluded from effectiveness assessment:
Foreign exchange - other expense, net	—	(1)	—	(5)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If current fair values of designated cash flow hedges as of September 30, 2017 remained static over the next twelve months, the Company would reclassify $18 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months.
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Currency translation adjustments:
Cross-currency swaps - changes in fair value	$(46)	$(21)	$(94)	$(29)
Cross-currency swaps - interest settlements	8	2	13	2
Foreign exchange - changes in fair value	(19)	—	(19)	—
Sterling Notes - changes in foreign exchange rates	3	—	3	—
Total other comprehensive loss	$(54)	$(19)	$(97)	$(27)
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). There were no amounts of ineffectiveness recognized on fair value hedges for the three and nine months ended September 30, 2017 and nine months ended September 30, 2016. The Company recognized $2 million of ineffectiveness during the three months ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains (losses) on changes in fair value of hedged AFS	$13	$(1)	$17	$(31)
(Losses) gains on changes in the intrinsic value of equity contracts	(13)	3	(17)	31
Fair value of equity contracts excluded from effectiveness assessment	5	(3)	6	(10)
Total in other expense, net	$5	$(1)	$6	$(10)
The following table presents the pretax impact of derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest rate swaps	$(98)	$—	$(98)	$—
Cross-currency swaps	(1)	—	(4)	—
Foreign exchange	—	1	—	(1)
Total in other expense, net	$(99)	$1	$(102)	$(1)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. REDEEMABLE NONCONTROLLING INTERESTS
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$237	$241	$243	$241
Cash distributions to redeemable noncontrolling interests	(2)	—	(22)	(17)
Initial fair value of redeemable noncontrolling interest	93	—	93	—
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	5	6	17	18
Other comprehensive income attributable to redeemable noncontrolling interests	—	—	1	3
Currency translation on redemption values	—	—	—	4
Retained earnings adjustments:
Adjustments of redemption values to the floor	27	—	28	(2)
Ending balance	$360	$247	$360	$247
Redeemable noncontrolling interests consist of the following arrangements:
In connection with the joint venture created between Discovery and GoldenTree on September 25, 2017, GoldenTree acquired a put right exercisable during 30 day windows beginning in March 2021, September 2022 and March 2024 that requires Discovery to either purchase all of GoldenTree's 32.5% interest in the joint venture at fair value or participate in an initial public offering for the joint venture. As the put right is outside of the Company's control, GoldenTree's 32.5% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. The initial value recognized for the redeemable noncontrolling interest was based on the book value of Velocity and the preliminary fair value of GoldenTree's noncontrolling interest and was subsequently adjusted to a preliminary redemption value of $120 million as of the balance sheet date. (See Note 2.)
In connection with its non-controlling interest in Discovery Family, Hasbro Inc. ("Hasbro") has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is generally a function of the then-current fair market value of the redeemable noncontrolling interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. The Company recorded $212 million for the value of the put right for Discovery Family.
In connection with its non-controlling interest in Discovery Japan, Jupiter Telecommunications Co., Ltd ("J:COM") has the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. As amended, through January 10, 2018, the redemption value is the January 10, 2013, fair value denominated in Japanese yen; thereafter, as chosen by J:COM, the redemption value is the then-current fair value or the January 10, 2013, fair value denominated in Japanese yen. The Company recorded $28 million for the value of the put right for Discovery Japan.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. EQUITY
Common Stock Repurchase Program
On August 3, 2010, the Company implemented a stock repurchase program. Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of September 30, 2017, the total amount that had been authorized under the stock repurchase program was $7.5 billion. The Company's authorization under the program expired on October 8, 2017.
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. As of September 30, 2017, the Company had repurchased over the life of the program 3 million and 164 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $6.6 billion, respectively. The table below presents a summary of common stock repurchases (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Series C Common Stock:
Shares repurchased	—	10.4	14.3	29.2
Purchase price	$—	$253	$381	$753
Preferred Stock Modification
On August 7, 2017, Discovery completed the transactions contemplated by the Exchange Agreement with Advance/Newhouse. Under the Exchange Agreement, Discovery issued a number of shares of newly designated Series A-1 and Series C-1 preferred stock (collectively, the "New Preferred Stock") to Advance/Newhouse in exchange for all outstanding shares of Discovery Series A and Series C convertible participating preferred stock (the "Exchange"). The terms of the Exchange Agreement resulted in Advance/Newhouse's aggregate voting and economic rights before the exchange being equal to its aggregate voting and economic rights after the exchange. Immediately following the Exchange, Advance/Newhouse’s beneficial ownership of the aggregate number of shares of Discovery’s Series A common stock and Series C common stock into which the New Preferred Stock received by Advance/Newhouse in the Exchange are convertible, remained unchanged. The terms of the exchange agreement also provide that certain of the shares of Discovery Series C-1 preferred stock received by Advance/Newhouse in the Exchange (including the Discovery Series C common stock into which such shares are convertible) are subject to transfer restrictions on the terms set forth in the Exchange Agreement. While subject to transfer restrictions, such shares may be pledged in certain bona fide financing transactions, but may not be pledged in connection with hedging or similar transactions.
The following table summarizes the preferred shares issued at the time of the Exchange.

Pre-Exchange				Post-Exchange
Shares Held Prior to the Amendment		Converts into Common Stock		Shares Issued Subsequent to the Amendment		Converts into Common Stock
Series A Preferred Stock	70,673,242	Common A	70,673,242	Series A-1 Preferred Stock	7,852,582	Common A	70,673,242
		Common C	70,673,242	Series C-1 Preferred Stock	3,649,573	Common C	70,673,242
Series C Preferred Stock	24,874,370	Common C	49,748,740	Series C-1 Preferred Stock	2,569,020	Common C	49,748,740
Prior to the Exchange the Series A preferred stock had a carrying value of $108 million as a class of securities and each share of Series A preferred stock was convertible into one share of Series A common stock and one share of Series C common stock (referred to as the “embedded Series C common stock”). Through its ownership of the Series A preferred stock, Advance/Newhouse had the right to elect three directors (the “preferred directors”) and maintained special voting rights on certain matters, including but not limited to blocking rights for material acquisitions, the issuance of debt securities and the issuance of equity securities (collectively, the “preferred rights”). Additionally, Advance/Newhouse was subject to certain transfer restrictions with respect to its governance rights. Prior to the Exchange, the Series C preferred stock was considered the economic equivalent of

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Series C common stock.
Following the Exchange, shares of Series A-1 preferred stock and Series C-1 preferred stock are convertible into Series A common stock and Series C common stock, respectively, independently by class of security. The aforementioned preferred rights and transfer restrictions are retained as features of the Series A-1 preferred stock, and holder of Series A-1 preferred stock are now subject to a right of first offer in favor of Discovery should Advance/Newhouse desire to sell 80% or more of such shares in a “Permitted Transfer” (as defined in the Discovery charter). Following the Exchange, Series C-1 preferred stock is considered the economic equivalent of Series C common stock and is subject to certain transfer restrictions.
Discovery considers the Exchange of the Series A preferred stock for Series A-1 preferred stock and Series C-1 preferred stock to be a modification to the conversion option of the Series A preferred stock. Previously, conversion of Series A preferred stock required simultaneous conversion into Series A common stock and Series C common stock. The Exchange, however, allows for the independent conversion of the Series C-1 preferred stock into Series C common stock without the conversion of Series A-1 preferred stock. Advance/Newhouse’s aggregate voting, economic and preferred rights before the Exchange are equal to its aggregate voting, economic and preferred rights after the Exchange.
Discovery valued the securities immediately prior to and immediately after the Exchange and determined that the Exchange increased the fair value of Advance/Newhouse’s preferred stock by $35 million from $3.340 billion to $3.375 billion, or 1.05%, which was not considered significant in the context of the total value of the Company's preferred stock. On the basis of the qualitative and quantitative factors noted above, Discovery does not believe the exchange is considered significant and does not reflect an extinguishment of the previously issued preferred stock for accounting purposes. Accordingly, Discovery has accounted for the exchange of the previously issued preferred stock as a modification, which is measured as the increase in fair value of the preferred stock held by Advance/Newhouse, or $35 million.
In connection with the Exchange Agreement, Advance/Newhouse also entered into the Advance/Newhouse Voting Agreement. The Advance/Newhouse Voting Agreement requires that Advance/Newhouse vote its shares of Discovery Series A-1 preferred stock to approve the issuance of shares of Series C common stock in connection with the Scripps acquisition as contemplated by the Merger Agreement. As the $35 million of incremental value was transferred to Advance/Newhouse in exchange for consent with respect to the Scripps acquisition, the Company determined that the incremental amount should be expensed as acquisition transaction costs, which are reported as a component of selling, general and administrative expense.
Preferred Stock Repurchase Program
Series C convertible preferred stock held by Advance/Newhouse was, and the Series C-1 preferred stock held by Advance/Newhouse is, convertible, at the option of the holder, into shares of Series C common stock. Prior to the Exchange, the Company had an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into Series C common stock based on the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced common stock repurchase program. The repurchase transactions are recorded as a decrease in par value of preferred stock and retained earnings upon settlement as there is no remaining APIC for this class of stock and the shares are retired upon repurchase. The Advance/Newhouse repurchase agreement was amended on August 7, 2017 to conform the terms of the previous agreement, as detailed above, to the conversion ratio of the newly issued Series C-1 convertible preferred stock.
The preferred stock repurchase for the three months ended September 30, 2017 occurred after the Exchange and, as such, was a repurchase of the newly issued Series C-1 convertible preferred stock. The total price paid for the repurchase of $102 million was the planned amount subject to repurchase under the previous repurchase agreement with Advance/Newhouse, as determined and disclosed in the previous quarter. The number of shares repurchased reflect the post-exchange repurchase of Series C-1 convertible preferred stock and therefore differs from the previously disclosed planned repurchase of Series C convertible preferred shares. Prior period repurchases of Series C convertible preferred stock have not been recast to reflect the reverse stock split.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of Series C and Series C-1 convertible preferred stock repurchases (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Series C Convertible Preferred Stock:
Shares repurchased	—	2.2	2.3	6.9
Purchase price	$—	$121	$120	$371
Series C-1 Convertible Preferred Stock:
Shares repurchased	0.2	—	0.2	—
Purchase price	$102	$—	$102	$—
There are no planned repurchases of Series C-1 convertible preferred stock for the fourth quarter of 2017 as there were no repurchases of Series A or Series C common stock during the three months ended September 30, 2017.
Stock Repurchases
As of September 30, 2017, total shares repurchased, on a split-adjusted and as-converted basis, under these programs represent 38% of the Company's outstanding shares since the repurchase programs were authorized. Total shares repurchased, on a split-adjusted and as-converted basis, under these programs were 33% of the Company's common outstanding shares on a fully-diluted basis since the repurchase programs were authorized, including offsetting adjustments for the issuance of equity for share-based compensation.
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

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses)
Foreign currency	$95	$(8)	$87	$(10)	$10	$—
Net investment hedges	(54)	1	(53)	(19)	3	(16)
Reclassifications:
Other expense, net	(1)	—	(1)	—	—	—
Total currency translation adjustments	40	(7)	33	(29)	13	(16)

AFS adjustments:
Unrealized gains (losses)	26	(6)	20	(2)	2	—
Reclassifications to other expense, net:
Other-than-temporary-impairment AFS securities	—	—	—	62	(12)	50
Hedged portion of AFS securities	(13)	3	(10)	1	(1)	—
Total AFS adjustments	13	(3)	10	61	(11)	50

Derivative adjustments:
Unrealized (losses) gains	(15)	7	(8)	2	(2)	—
Reclassifications:
Distribution revenue	9	(4)	5	11	(4)	7
Advertising revenue	1	(1)	—	1	—	1
Costs of revenues	2	—	2	(8)	3	(5)
Interest expense	—	—	—	1	—	1
Other expense, net	(17)	6	(11)	(1)	—	(1)
Total derivative adjustments	(20)	8	(12)	6	(3)	3
Other comprehensive income (loss)	$33	$(2)	$31	$38	$(1)	$37

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses)
Foreign currency	$275	$2	$277	$(34)	$35	$1
Net investment hedges	(97)	1	(96)	(27)	3	(24)
Reclassifications:
Loss on disposition	12	—	12	—	—	—
Other expense, net	(1)	—	(1)	—	—	—
Total currency translation adjustments	189	3	192	(61)	38	(23)

AFS adjustments:
Unrealized gains (losses)	34	(6)	28	(62)	12	(50)
Reclassifications to other expense, net:
Other-than-temporary-impairment AFS securities	—	—	—	62	(12)	50
Hedged portion of AFS securities	(17)	3	(14)	31	(6)	25
Total AFS adjustments	17	(3)	14	31	(6)	25

Derivative adjustments:
Unrealized losses	(46)	17	(29)	(16)	5	(11)
Reclassifications:
Distribution revenue	16	(6)	10	15	(5)	10
Advertising revenue	2	(1)	1	2	—	2
Costs of revenues	(2)	1	(1)	(15)	5	(10)
Interest expense	1	—	1	3	(1)	2
Other expense, net	(17)	6	(11)	(3)	1	(2)
Total derivative adjustments	(46)	17	(29)	(14)	5	(9)
Other comprehensive income (loss)	$160	$17	$177	$(44)	$37	$(7)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended September 30, 2017
	Currency Translation	AFS	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(639)	$15	$7	$(617)
Other comprehensive income (loss) before reclassifications	34	20	(8)	46
Reclassifications from accumulated other comprehensive loss to net income	(1)	(10)	(4)	(15)
Other comprehensive income (loss)	33	10	(12)	31
Ending balance	$(606)	$25	$(5)	$(586)

	Three Months Ended September 30, 2016
	Currency Translation	AFS	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(616)	$(52)	$(12)	$(680)
Other comprehensive loss before reclassifications	(16)	—	—	(16)
Reclassifications from accumulated other comprehensive loss to net income	—	50	3	53
Other comprehensive (loss) income	(16)	50	3	37
Ending balance	$(632)	$(2)	$(9)	$(643)

	Nine Months Ended September 30, 2017
	Currency Translation	AFS	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(797)	$11	$24	$(762)
Other comprehensive income (loss) before reclassifications	181	28	(29)	180
Reclassifications from accumulated other comprehensive loss to net income	11	(14)	—	(3)
Other comprehensive income (loss)	192	14	(29)	177
Other comprehensive income attributable to redeemable noncontrolling interests	(1)	—	—	(1)
Ending balance	$(606)	$25	$(5)	$(586)

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
NOTE 10. SHARE-BASED PAYMENTS
The Company has various incentive plans under which stock options, time-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and stock appreciation rights ("SARs") have been issued. During the nine months ended September 30, 2017, the vesting and service requirements of share-based awards granted were consistent with the arrangements disclosed in the 2016 Form 10-K.
The table below presents the components of share-based compensation expense (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
PRSUs	$(8)	$12	$(1)	$21
RSUs	6	4	17	14
Stock options	4	4	8	11
SARs	(3)	2	(3)	3
ESPP	1	—	1	—
Total share-based compensation expense	$—	$22	$22	$49
Tax benefit recognized	$—	$8	$8	$18
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

	September 30, 2017	December 31, 2016
Current portion of liability-classified awards:
PRSUs	$11	$29
SARs	1	2
Non-current portion of liability-classified awards:
PRSUs	29	47
SARs	2	5
Total liability-classified share-based compensation award liability	$43	$83

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents award activity (in millions, except weighted-average grant price) for PRSUs, RSUs and SARs.

	Nine Months Ended September 30, 2017
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.7	$29.50
RSUs	1.6	$29.11
SARs	3.0	$27.40
Awards converted or settled:
PRSUs	1.7	$34.62
RSUs	0.4	$35.92
SARs	0.6	$25.72
The table below presents stock option activity (in millions, except weighted-average exercise price).

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2016	13.7	$26.05
Granted	2.5	$29.07
Exercised	(2.5)	$17.52
Forfeited/cancelled	(1.4)	$33.72
Outstanding as of September 30, 2017	12.3
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of September 30, 2017
    (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
RSUs	$68	3.0
PRSUs	24	1.9
Stock options	36	2.3
SARs	5	1.1
Total unrecognized compensation cost	$133

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11. INCOME TAXES
The Company's income tax benefit was $59 million for the three months ended September 30, 2017. The Company's income tax expense was $89 million for the nine months ended September 30, 2017. The effective income tax rates were a benefit of 36% and expense of 10% for the three and nine months ended September 30, 2017, respectively. The Company's income tax expense was $96 million and $302 million, and the effective income tax rates were 30% and 25%, for the three and nine months ended September 30, 2016, respectively. The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	2%	1%	2%	(4)%
Effect of foreign operations	(21)%	(5)%	(8)%	(4)%
Domestic production activity deductions	(5)%	(1)%	(4)%	(3)%
Change in uncertain tax positions	—%	—%	—%	1%
Renewable energy investments tax credits (See Note 3)	(50)%	—%	(16)%	—%
Preferred stock modification	5%	—%	1%	—%
Other, net	(2)%	—%	—%	—%
Effective income tax rate	(36)%	30%	10%	25%
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
The Company's reserves for uncertain tax positions as of September 30, 2017 and December 31, 2016 totaled $128 million and $117 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $46 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of September 30, 2017 and December 31, 2016, the Company had accrued approximately $18 million and $11 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 12. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between the classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock and the Series C-1 convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as-converted basis with respect to income available to Discovery Communications, Inc.
Pursuant to the Exchange Agreement with Advance/Newhouse, Discovery issued newly designated shares of Series A-1 and Series C-1 preferred stock in exchange for all outstanding shares of Discovery's Series A and Series C convertible participating preferred stock (see Note 9). The Exchange is treated as a reverse stock split and the Company has recast historical basic and diluted earnings per share available to Series C-1 preferred stockholders (previously Series C preferred stockholders). Prior to the Exchange Agreement, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each shares of Series C convertible preferred stock. Following the exchange, the Series C-1 preferred stock may be converted into Series C common stock at a conversion rate of 19.3648 shares of Series C common stock for each share of Series C-1 preferred stock. As such, the Company has retrospectively restated basic and diluted earnings per share information for Discovery's Series C-1 preferred stock for the three and nine months ended September 30, 2016. The Exchange did not impact historical basic and diluted earnings per share attributable to the Company's Series A, B and C common stockholders.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the computation for income available to Discovery Communications, Inc. stockholders (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$223	$225	$824	$909
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(27)	(26)	(99)	(103)
Net income attributable to noncontrolling interests	—	—	—	(1)
Net income attributable to redeemable noncontrolling interests	(5)	(6)	(17)	(18)
Net income available to Discovery Communications, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$191	$193	$708	$787

Allocation of net income available to Discovery Communications Inc. Series A, B and C common stockholders and Series C-1 convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	146	144	539	587
Series C-1 convertible preferred stockholders	45	49	169	200
Total	191	193	708	787
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	27	26	99	103
Net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share	$218	$219	$807	$890
Net income available to Discovery Communications, Inc. Series C-1 convertible preferred stockholders for diluted net income per share is included in net income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net income per share. For the three months ended September 30, 2017 and 2016, net income available to Discovery Communications, Inc. Series C-1 convertible preferred stockholders used to calculate diluted net income per share was $45 million and $48 million, respectively. For the nine months ended September 30, 2017 and 2016, net income available to Discovery Communications, Inc. Series C-1 convertible preferred stockholders used to calculate diluted net income per share was $169 million and $199 million, respectively.
The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Denominator — weighted average:
Series A, B and C common shares outstanding — basic	381	395	385	404
Impact of assumed preferred stock conversion	189	204	194	208
Dilutive effect of share-based awards	1	3	2	3
Series A, B and C common shares outstanding — diluted	571	602	581	615

Series C-1 convertible preferred stock outstanding — basic and diluted	6	7	6	7

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The weighted average number of diluted shares outstanding adjusts the weighted average number of shares of Series A, B and C common stock outstanding for the potential dilution that would occur if common stock equivalents, including convertible preferred stock and share-based awards, were converted into common stock or exercised, calculated using the treasury stock method. Series A, B and C diluted common stock includes the impact of the conversion of Series A-1 preferred stock, the impact of the conversion of Series C-1 preferred stock, and the impact of share-based compensation. Prior to the Exchange, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each share of Series C convertible preferred stock. Following the exchange, the Series C-1 preferred stock may be converted into Series C common stock at a conversion rate of 19.3648 shares of Series C common stock for each shares of Series C-1 preferred stock.
The table below sets forth the Company's calculated earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$0.38	$0.37	$1.40	$1.45
Series C-1 convertible preferred stockholders	$7.41	$7.08	$27.06	$28.14

Diluted net income per share available to Discovery Communications, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$0.38	$0.36	$1.39	$1.44
Series C-1 convertible preferred stockholders	$7.40	$7.05	$26.96	$27.99
Series C-1 convertible preferred earnings per share amounts may not recalculate due to rounding. The computation of the diluted earnings per share of Series A, B and C common stockholders assumes the conversion of Series A-1 and C-1 convertible preferred stock, while the diluted earnings per share amounts of Series C-1 convertible preferred stock does not assume conversion of those shares.
The table below presents the details of the anticipated stock repurchases and share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive stock options and RSUs	11	9	10	8
PRSUs whose performance targets have not been achieved	2	4	2	3
Anti-dilutive common stock repurchase contracts	—	3	—	3
Anti-dilutive preferred stock repurchase and conversion	—	2	—	2
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities

	September 30, 2017	December 31, 2016
Accrued payroll and related benefits	$452	$486
Content rights payable	223	173
Accrued interest	108	67
Accrued income taxes	35	34
Current portion of share-based compensation liabilities	12	31
Other accrued liabilities	262	284
Total accrued liabilities	$1,092	$1,075
Other Expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency (losses) gains, net	$(27)	$15	$(62)	$52
Losses on derivative instruments, net	(77)	(1)	(79)	(16)
Other expense, net:
Other-than-temporary impairment of AFS investments	—	(62)	—	(62)
Other	(2)	(1)	(2)	(1)
Other expense, net	(2)	(63)	(2)	(63)
Total other expense, net	$(106)	$(49)	$(143)	$(27)
Share-Based Plan Payments, net
Share-based plan payments, net in the statement of cash flows consisted of the following (in millions).(a)

	Nine Months Ended September 30,
	2017	2016
Tax settlements associated with share-based plans	$(30)	$(11)
Proceeds from issuance of common stock in connection with share-based plans	45	36
Total share-based plan payments, net	$15	$25
(a) Share-based plan payments, net includes the retrospective reclassification of windfall tax benefits or deficiencies from financing activities to operating activities in the statement of cash flows presentation pursuant to the adoption of the new guidance on share-based payments on January 1, 2017. There were $7 million in net windfall tax adjustments for the nine months ended September 30, 2016, reclassified from financing activities to operating activities. (See Note 1).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2017	2016
Cash paid for taxes, net (a)	$232	$427
Cash paid for interest, net	236	207
Non-cash investing and financing activities:
Fair value of assets and liabilities of business received in exchange for redeemable noncontrolling interests (b)	144	—
Accrued financing costs for debt issuance	11	—
Renewable energy return of investment	10	—
Receivables for exercised/unsettled incentive stock options	—	9
Accrued purchases of property and equipment	18	7
Assets acquired under capital lease arrangements	39	23
(a) The decrease in cash paid for taxes, net, is mostly due to the tax benefits from the Company's investments in limited liability companies that sponsor renewable energy projects. (See Note 3).
(b) Amount relates to the Company's VTEN joint venture. (See Note 2). The joint venture was affected via DCL's contribution of the Velocity network to a newly formed entity, VTEN, which is a non-guarantor subsidiary of the Company and is reflected as a non-cash contribution in the condensed consolidating financial statements. (See Note 18).
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 26% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 46% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as OWN, All3Media and a Russian cable television business, or minority partners of consolidated subsidiaries, such as Hasbro. For the three and nine months ended September 30, 2017, related party transaction costs include expenses associated with the Exchange Agreement executed with Advance/Newhouse.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues and service charges:
Liberty Group(a)	$105	$116	$359	$259
Equity method investees	40	34	112	91
Other	11	7	32	26
Total revenues and service charges	$156	$157	$503	$376

Interest income(b)	$4	$4	$11	$13

Expenses	$(71)	$(25)	$(141)	$(85)
(a) The increase for the nine months ended September 30, 2017 includes the May 2016 acquisition of Time Warner Cable, Inc. by Charter Communications, an equity method investee of the Liberty Group, and other changes in Liberty Group's businesses.
(b) The Company records interest earnings from loans to equity method investees, such as OWN, as a component of (loss) gain from equity investees, net, in the consolidated statements of operations. (See Note 3.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents receivables due from related parties (in millions).

	September 30, 2017	December 31, 2016
Receivables	$110	$109
Note receivable (See Note 3)	283	311
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
Contingencies
Put Rights
The Company has granted put rights related to an equity method investment and certain consolidated subsidiaries. Harpo has the right to require the Company to purchase all or part of its interest in OWN for fair value at various dates. On June 16, 2017, Harpo delivered its put notice for up to $100 million in value of its OWN membership interests to the Company. No amounts have been recorded by the Company for the Harpo put right as of September 30, 2017, as the valuation for the put has not been finalized and Harpo may withdraw its put exercise notice. (See Note 3.) Hasbro, Golden Tree and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in Discovery Family, VTEN and Discovery Japan, respectively. The Company recorded the value of the put rights for Discovery Family, VTEN and Discovery Japan as a component of redeemable noncontrolling interests in the amounts of $212 million, $120 million and $28 million, respectively. (See Note 8.)
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
With regards to our pending acquisition of Scripps, Discovery and Scripps could be subject to litigation related to any failure to complete the transaction or related to any enforcement proceeding commenced against Discovery and Scripps to perform their respective obligations under the Merger Agreement. If the transaction is not completed, these risks may materialize and may adversely affect Discovery’s and Scripps’ businesses, financial condition, financial results and stock prices.
Additionally, three securities lawsuits related to the proposed merger have been filed by purported Scripps shareholders. A putative class action lawsuit captioned Inzlicht-Sprei v. Scripps Networks Interactive, et al. (Case No. 3:17-cv-00420), which we refer to as the “Inzlicht-Sprei action”, was filed in the United States District Court for the Eastern District of Tennessee on September 20, 2017. A putative class action lawsuit captioned Berg v. Scripps Networks Interactive, et al. (Case No. 2:17-cv-848), which we refer to as the “Berg action”, and a lawsuit captioned Wagner v. Scripps Networks Interactive, et al. (Case No. 2:17-cv-859), which we refer to as the “Wagner action”, were filed in the United States District Court for the Southern District of Ohio on September 27, 2017 and September 29, 2017, respectively. We refer to the Inzlicht-Sprei action, Berg action and Wagner action collectively as the “actions”. The actions name as defendants Scripps, the members of the Scripps board, and in the Berg action only, Discovery and Merger Sub, and allege that the defendants filed a materially incomplete and misleading Form S-4 in violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule14a-9. The Wagner action seeks to enjoin the shareholder vote on the proposed merger, and all of the actions seek to enjoin the defendants from proceeding with or consummating the proposed merger or, in the event the merger is consummated, request that the court issue an order rescinding the merger and/or awarding rescissory damages. Additionally, the Inzlicht-Sprei action seeks that the Court direct the defendants to account for alleged damages, and all the actions seek attorneys’ and expert fees and expenses. On October 12, 2017, the plaintiff in the Inzlicht-Sprei action filed a notice of voluntary dismissal without prejudice. The time for the defendants to move or answer has not yet expired in any of the actions.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Guarantees
There were no guarantees recorded as of September 30, 2017 and December 31, 2016.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of September 30, 2017 and December 31, 2016.
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, and (vii) certain inter-segment eliminations related to production studios. In addition, beginning with the quarter ended September 30, 2017, Adjusted OIBDA also excludes incremental third party transaction costs directly related to the Scripps acquisition and planned integration. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps transaction and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. The Company also excludes depreciation of fixed assets, and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. As of January 1, 2017, the Company no longer excludes amortization of deferred launch incentives in calculating total Adjusted OIBDA as it is not material. For the three and nine months ended September 30, 2016, deferred launch incentives of $3 million and $10 million were not reflected as an adjustment to the calculation of total Adjusted OIBDA in order to conform to the current presentation. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. The tables below present summarized financial information for each of the Company’s reportable segments, other operating segments and corporate and inter-segment eliminations (in millions).
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. Networks	$823	$793	$2,542	$2,473
International Networks	796	720	2,354	2,221
Education and Other	32	43	113	133
Corporate and inter-segment eliminations	—	—	—	(2)
Total revenues	$1,651	$1,556	$5,009	$4,825
Adjusted OIBDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. Networks	$480	$458	$1,548	$1,475
International Networks	180	180	610	607
Education and Other	—	(1)	(1)	(5)
Corporate and inter-segment eliminations	(85)	(78)	(262)	(242)
Total Adjusted OIBDA	$575	$559	$1,895	$1,835
Reconciliation of Net Income available to Discovery Communications, Inc. to total Adjusted OIBDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income available to Discovery Communications, Inc.	$218	$219	$807	$890
Net income attributable to redeemable noncontrolling interests	5	6	17	18
Net income attributable to noncontrolling interests	—	—	—	1
Income tax (benefit) expense	(59)	96	89	302
Income before income taxes	164	321	913	1,211
Other expense, net	106	49	143	27
(Gain) loss from equity investees, net	27	(3)	122	28
Loss on extinguishment of debt	—	—	54	—
Interest expense	136	91	318	267
Operating income	433	458	1,550	1,533
Loss (gain) on disposition	—	—	4	(13)
Restructuring and other charges	11	7	43	52
Depreciation and amortization	80	80	240	239
Mark-to-market share-based compensation	(11)	14	(4)	24
Scripps transaction and integration costs	62	—	62	—
Total Adjusted OIBDA	$575	$559	$1,895	$1,835
Total Assets

	September 30, 2017	December 31, 2016
U.S. Networks	$3,777	$3,412
International Networks	5,451	4,922
Education and Other	400	399
Corporate and inter-segment eliminations	13,515	6,939
Total assets	$23,143	$15,672
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.
NOTE 17. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges were as follows (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. Networks	$2	$2	$6	$10
International Networks	8	5	29	25
Education and Other	1	—	2	3
Corporate	—	—	6	14
Total restructuring and other charges	$11	$7	$43	$52

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restructuring charges	$11	$4	$39	$53
Other	—	3	4	(1)
Total restructuring and other charges	$11	$7	$43	$52
Restructuring charges include management changes and cost reduction efforts, including employee terminations, intended to enable the Company to more efficiently operate in a leaner and more directed cost structure and invest in growth initiatives, including digital services and content creation.
Changes in restructuring and other liabilities recorded in accrued liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Terminations	Total
December 31, 2016	$3	$36	$39
Net Accruals	1	38	39
Cash Paid	—	(47)	(47)
September 30, 2017	$4	$27	$31

NOTE 18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of September 30, 2017 and December 31, 2016, all of the outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 6.) The Company fully and unconditionally guarantees the senior notes on an unsecured basis. Each of the Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Company's current Registration Statement on Form S-3 that are fully and unconditionally guaranteed by the other Issuers.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
September 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$6,586	$408	$—	$—	$6,994
Receivables, net	—	—	454	1,198	—	—	1,652
Content rights, net	—	—	2	380	—	—	382
Prepaid expenses and other current assets	47	44	200	158	—	—	449
Inter-company trade receivables, net	—	—	165	—	—	(165)	—
Total current assets	47	44	7,407	2,144	—	(165)	9,477
Investment in and advances to subsidiaries	5,695	5,652	8,263	—	3,811	(23,421)	—
Noncurrent content rights, net	—	—	646	1,449	—	—	2,095
Goodwill, net	—	—	3,677	4,565	—	—	8,242
Intangible assets, net	—	—	262	1,277	—	—	1,539
Equity method investments, including note receivable	—	—	29	725	—	—	754
Other noncurrent assets, including property and equipment, net	—	20	339	697	—	(20)	1,036
Total assets	$5,742	$5,716	$20,623	$10,857	$3,811	$(23,606)	$23,143
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$7	$25	$—	$—	$32
Other current liabilities	—	—	534	1,049	—	—	1,583
Inter-company trade payables, net	—	—	—	165	—	(165)	—
Total current liabilities	—	—	541	1,239	—	(165)	1,615
Noncurrent portion of debt	—	—	14,146	530	—	—	14,676
Other noncurrent liabilities	2	—	284	465	21	(20)	752
Total liabilities	2	—	14,971	2,234	21	(185)	17,043
Redeemable noncontrolling interests	—	—	—	360	—	—	360
Total equity	5,740	5,716	5,652	8,263	3,790	(23,421)	5,740
Total liabilities and equity	$5,742	$5,716	$20,623	$10,857	$3,811	$(23,606)	$23,143

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$493	$1,160	$—	$(2)	$1,651
Costs of revenues, excluding depreciation and amortization	—	—	126	546	—	(2)	670
Selling, general and administrative	39	—	99	319	—	—	457
Depreciation and amortization	—	—	11	69	—	—	80
Restructuring and other charges	—	—	2	9	—	—	11
Total costs and expenses	39	—	238	943	—	(2)	1,218
Operating (loss) income	(39)	—	255	217	—	—	433
Equity in earnings of subsidiaries	252	252	243	—	168	(915)	—
Interest expense	—	—	(130)	(6)	—	—	(136)
Loss from equity investees, net	—	—	—	(27)	—	—	(27)
Other (expense) income, net	—	—	(119)	13	—	—	(106)
Income before income taxes	213	252	249	197	168	(915)	164
Income tax benefit	5	—	3	51	—	—	59
Net income	218	252	252	248	168	(915)	223
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(5)	(5)
Net income available to Discovery Communications, Inc.	$218	$252	$252	$248	$168	$(920)	$218

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$471	$1,088	$—	$(3)	$1,556
Costs of revenues, excluding depreciation and amortization	—	—	109	484	—	(1)	592
Selling, general and administrative	3	—	82	336	—	(2)	419
Depreciation and amortization	—	—	9	71	—	—	80
Restructuring and other charges	—	—	—	7	—	—	7
Total costs and expenses	3	—	200	898	—	(3)	1,098
Operating (loss) income	(3)	—	271	190	—	—	458
Equity in earnings of subsidiaries	221	221	108	—	147	(697)	—
Interest expense	—	—	(86)	(5)	—	—	(91)
Income from equity investees, net	—	—	3	—	—	—	3
Other expense, net	—	—	(13)	(36)	—	—	(49)
Income before income taxes	218	221	283	149	147	(697)	321
Income tax benefit (expense)	1	—	(62)	(35)	—	—	(96)
Net income	219	221	221	114	147	(697)	225
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Net income available to Discovery Communications, Inc.	$219	$221	$221	$114	$147	$(703)	$219

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,509	$3,509	$—	$(9)	$5,009
Costs of revenues, excluding depreciation and amortization	—	—	346	1,567	—	(2)	1,911
Selling, general and administrative	48	—	229	991	—	(7)	1,261
Depreciation and amortization	—	—	34	206	—	—	240
Restructuring and other charges	—	—	21	22	—	—	43
Loss on disposition	—	—	—	4	—	—	4
Total costs and expenses	48	—	630	2,790	—	(9)	3,459
Operating (loss) income	(48)	—	879	719	—	—	1,550
Equity in earnings of subsidiaries	846	846	628	—	564	(2,884)	—
Interest expense	—	—	(299)	(19)	—	—	(318)
Loss on extinguishment of debt	—	—	(54)	—	—	—	(54)
Income (loss) from equity investees, net	—	—	1	(123)	—	—	(122)
Other (expense) income, net	—	—	(208)	65	—	—	(143)
Income before income taxes	798	846	947	642	564	(2,884)	913
Income tax benefit (expense)	9	—	(101)	3	—	—	(89)
Net income	807	846	846	645	564	(2,884)	824
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(17)	(17)
Net income available to Discovery Communications, Inc.	$807	$846	$846	$645	$564	$(2,901)	$807

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$218	$252	$252	$248	$168	$(915)	$223
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	33	33	33	37	22	(125)	33
Available-for-sale securities	10	10	10	10	6	(36)	10
Derivatives	(12)	(12)	(12)	(1)	(8)	33	(12)
Comprehensive income	249	283	283	294	188	(1,043)	254
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	(5)	(5)
Comprehensive income attributable to Discovery Communications, Inc.	$249	$283	$283	$294	$188	$(1,048)	$249

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$219	$221	$221	$114	$147	$(697)	$225
Other comprehensive (loss) income adjustments, net of tax:
Currency translation	(16)	(16)	(16)	(16)	(10)	58	(16)
Available-for-sale securities	50	50	50	50	34	(184)	50
Derivatives	3	3	3	2	2	(10)	3
Comprehensive income	256	258	258	150	173	(833)	262
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	—
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Comprehensive income attributable to Discovery Communications, Inc.	$256	$258	$258	$150	$173	$(839)	$256

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$807	$846	$846	$645	$564	$(2,884)	$824
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	192	192	192	196	128	(708)	192
Available-for-sale securities	14	14	14	14	9	(51)	14
Derivatives	(29)	(29)	(29)	(19)	(19)	96	(29)
Comprehensive income	984	1,023	1,023	836	682	(3,547)	1,001
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	(13)	(18)
Comprehensive income attributable to Discovery Communications, Inc.	$983	$1,022	$1,022	$835	$681	$(3,560)	$983

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$890	$897	$897	$517	$598	$(2,890)	$909
Other comprehensive (loss) income adjustments, net of tax:
Currency translation	(23)	(23)	(23)	(23)	(15)	84	(23)
Available-for-sale securities	25	25	25	25	17	(92)	25
Derivatives	(9)	(9)	(9)	(11)	(6)	35	(9)
Comprehensive income	883	890	890	508	594	(2,863)	902
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to redeemable noncontrolling interests	(3)	(3)	(3)	(3)	(2)	(7)	(21)
Comprehensive income attributable to Discovery Communications, Inc.	$880	$887	$887	$505	$592	$(2,871)	$880

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017 (in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$8	$(9)	$340	$828	$—	$—	$1,167
Investing Activities
Payments for investments	—	—	(12)	(375)	—	—	(387)
Distributions from equity method investees	—	—	—	38	—	—	38
Purchases of property and equipment	—	—	(39)	(64)	—	—	(103)
Payments for (proceeds from) derivative instruments, net	—	—	(110)	11	—	—	(99)
Proceeds from dispositions, net of cash disposed	—	—	—	29	—	—	29
Business acquisitions, net of cash acquired	—	—	—	(4)	—	—	(4)
Other investing activities, net	—	—	—	3	—	—	3
Inter-company distributions	—	—	30	—	—	(30)	—
Cash used in investing activities	—	—	(131)	(362)	—	(30)	(523)
Financing Activities
Commercial paper repayments, net	—	—	(48)	—	—	—	(48)
Borrowings under revolving credit facility	—	—	350	—	—	—	350
Principal repayments of revolving credit facility	—	—	(475)	—	—	—	(475)
Borrowings from debt, net of discount and including premiums	—	—	7,488	—	—	—	7,488
Principal repayments of debt, including discount payment and premiums to par value	—	—	(650)	—	—	—	(650)
Payments for bridge financing commitment fees	—	—	(40)	—	—	—	(40)
Principal repayments of capital lease obligations	—	—	(5)	(21)	—	—	(26)
Repurchases of stock	(603)	—	—	—	—	—	(603)
Cash settlement of common stock repurchase contracts	58	—	—	—	—	—	58
Distributions to redeemable noncontrolling interests	—	—	—	(22)	—	—	(22)
Share-based plan payments, net	15	—	—	—	—	—	15
Inter-company distributions	—	—	—	(30)	—	30	—
Inter-company contributions and other financing activities, net	522	9	(263)	(332)	—	—	(64)
Cash (used in) provided by financing activities	(8)	9	6,357	(405)	—	30	5,983
Effect of exchange rate changes on cash and cash equivalents	—	—	—	67	—	—	67
Net change in cash and cash equivalents	—	—	6,566	128	—	—	6,694
Cash and cash equivalents, beginning of period	—	—	20	280	—	—	300
Cash and cash equivalents, end of period	$—	$—	$6,586	$408	$—	$—	$6,994

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(31)	$(20)	$203	$682	$—	$—	$834
Investing Activities
Payments for investments	—	—	(8)	(63)	—	—	(71)
Purchases of property and equipment	—	—	(18)	(51)	—	—	(69)
Distributions from equity method investees	—	—	—	69	—	—	69
Proceeds from dispositions, net of cash disposed	—	—	—	19	—	—	19
Inter-company distributions	—	—	23	—	—	(23)	—
Other investing activities, net	—	—	—	(2)	—	—	(2)
Cash used in investing activities	—	—	(3)	(28)	—	(23)	(54)
Financing Activities
Commercial paper repayments, net	—	—	(23)	—	—	—	(23)
Borrowings under revolving credit facility	—	—	225	220	—	—	445
Principal repayments of revolving credit facility	—	—	(200)	(472)	—	—	(672)
Borrowings from debt, net of discount and including premiums	—	—	498	—	—	—	498
Principal repayments of capital lease obligations	—	—	(4)	(19)	—	—	(23)
Repurchases of stock	(1,124)	—	—	—	—	—	(1,124)
Prepayments for common stock repurchase contracts	(71)	—	—	—	—	—	(71)
Distributions to redeemable noncontrolling interests	—	—	—	(17)	—	—	(17)
Share-based plan payments, net	25	—	—	—	—	—	25
Inter-company distributions	—	—	—	(23)	—	23	—
Inter-company contributions and other financing activities, net	1,201	20	(691)	(543)	—	—	(13)
Cash provided by (used in) financing activities	31	20	(195)	(854)	—	23	(975)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	29	—	—	29
Net change in cash and cash equivalents	—	—	5	(171)	—	—	(166)
Cash and cash equivalents, beginning of period	—	—	3	387	—	—	390
Cash and cash equivalents, end of period	$—	$—	$8	$216	$—	$—	$224

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, anticipated sources and uses of capital and our proposed acquisition of Scripps. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, subscription video on demand (“SVOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; continued consolidation of distribution customers and production studios; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; rapid technological changes; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors or other business partners over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets, from events including Brexit; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; our ability to complete, integrate and obtain the anticipated benefits and synergies from our proposed business combinations and acquisitions, including our proposed acquisition of Scripps, on a timely basis or at all; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost-reduction initiative; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes, such as U.S. tax reform, or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; our significant level of debt; reduced access to capital markets or significant increases in costs to borrow; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2016 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television network brands, and International Networks, consisting primarily of international television network brands. In addition, Education and Other consists principally of curriculum-based product and service offerings and the production studio. Our segment presentation aligns with our management structure and the financial information management uses to make strategic and operating decisions, such as the allocation of resources and business performance assessments.
Scripps Networks Interactive, Inc.
On July 31, 2017, Discovery announced that it had entered into an agreement and plan of merger (the "Merger Agreement") for Discovery to acquire Scripps in a cash-and-stock transaction (the "Scripps acquisition"). The estimated merger consideration for the acquisition totals $11.5 billion, including cash of $8.4 billion and stock of $3.1 billion based on stock prices as of October 20, 2017. In addition, the Company will assume Scripps' net debt of approximately $2.7 billion. The transaction is expected to close by early 2018.
Scripps shareholders will receive $63.00 per share in cash and a number of shares of Discovery's Series C common stock that is determined in accordance with a formula and subject to a collar based on the volume weighted average price of the Company's Series C common stock. The formula is based on the volume weighted average price of Discovery's Series C common stock over the 15 trading days ending on the third trading day prior to closing (the “Average Discovery Price”). Scripps shareholders will receive 1.2096 shares of Discovery's Series C common stock if the Average Discovery Price is below $22.32, and 0.9408 shares of Discovery's Series C common stock if the Average Discovery Price is above $28.70. The intent of the range was to provide Scripps shareholders with $27.00 of value per share in Discovery Series C common stock; if the Average Discovery Price is greater than or equal to $22.32 but less than or equal to $28.70, Scripps shareholders will receive a proportional number of shares between 1.2096 and 0.9408. If the Average Discovery Price is below $25.51, Discovery has the option to pay additional cash instead of issuing more shares above the 1.0584 conversation ratio required at $25.51. The cash payment is equal to the product of the additional shares required under the collar formula multiplied by the Average Discovery Price; for example, if the Average Discovery Price were $22.32 with a conversion ratio of 1.2096, the Company could offer shares at the 1.0584 ratio and pay for the difference associated with the incremental shares in cash. Outstanding employee equity awards or share-based awards that vest upon the change of control will be acquired with a similar combination of cash and shares of Discovery Series C common stock pursuant to terms specified in the Merger Agreement. Therefore, the merger consideration will fluctuate based upon changes in the share price of Discovery Series C common stock and the number of Scripps common shares, stock options, and other equity-based awards outstanding on the closing date. Discovery will also pay certain transaction costs incurred by Scripps, which will be recorded as a component of the opening balance sheet. The post-closing impact of the formula was intended to result in, Scripps’ shareholders owning approximately 20% of Discovery’s fully diluted common shares and Discovery’s shareholders owning approximately 80%. The Company will utilize debt (see Note 6) and cash on hand to finance the cash portion of the transaction. The transaction is subject to approval by Discovery and Scripps’ shareholders, regulatory approvals and other customary closing conditions.
John C. Malone, Advance/Newhouse and members of the Scripps family have entered into voting agreements to vote in favor of the transactions (the “Advance/Newhouse Voting Agreement”). In addition, Advance/Newhouse has provided its consent, in its capacity as the holder of Discovery’s outstanding shares of Series A preferred stock, for Discovery to enter into the Merger Agreement and consummate the merger. In connection with this consent, Discovery and Advance/Newhouse entered into an exchange agreement pursuant to which Advance/Newhouse exchanged all of its shares of Series A and Series C preferred stock of Discovery for shares of newly designated Series A-1 and Series C-1 preferred stock of Discovery. The exchange transaction will not change the aggregate number of shares of Discovery’s Series A common stock and Series C common stock that are beneficially owned by Advance/Newhouse or change voting rights or liquidation preferences afforded to Advance/Newhouse. The $35 million impact of the modification has been recorded as a component of selling, general and administrative expense. (See Note 9 and Note 12). All of Discovery's direct costs of the Scripps acquisition will be reflected as a component of selling, general and administrative expense in the consolidated statements of operations.
On September 21, 2017, DCL issued a series of senior notes to partially fund the acquisition of Scripps totaling $6.8 billion. With the exception of the senior notes which mature in 2019, the senior notes contain a special mandatory redemption clause requiring the Company to redeem the notes for a price equal to 101% of the principal amount plus any accrued and unpaid interest on the senior notes in the event that the Scripps acquisition has not closed prior to August 30, 2018. While the Company expects to complete the acquisition by the required date, unanticipated developments could delay or prevent the acquisition. As such, the Company cannot ensure that it will complete the acquisition by August 30, 2018. (See Note 6).
U.S. Networks
U.S. Networks generated revenues of $2,542 million and Adjusted OIBDA of $1,548 million during the nine months ended September 30, 2017, which represented 51% and 82% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment owns and operates ten national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet. In addition, this segment holds an equity method investment interest in OWN and a cost method investment in Group Nine Media described below.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from distributors for licensed content and content to equity method investee networks, referred to as other distribution revenue; fees from advertising sold on our television networks and digital products, which include our GO suite of applications and our virtual reality product, Discovery VR; fees from providing sales representation, network distribution services; and revenue from licensing our brands for consumer products.
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
During the nine months ended September 30, 2017, distribution, advertising and other revenues were 48%, 50% and 2%, respectively, of total revenues for this segment.
On September 25, 2017, the Company contributed its linear cable network focused on cars and motor sports, Velocity, to a new joint venture ("VTEN"), with GoldenTree Asset Management L.P. ("GoldenTree"). GoldenTree's contributions to VTEN included businesses from The Enthusiast Network, Inc. ("TEN"), primarily MotorTrend.com, Motor Trend YouTube channel and the Motor Trend OnDemand OTT service. The joint venture will establish a portfolio of digital content, social groups and live events and original content focused on the automotive audience. In exchange for their contributions, Discovery and GoldenTree received 67.5% and 32.5% ownership of the new joint venture, respectively.
On December 2, 2016, the Company acquired a 39% minority interest in Group Nine Media, a joint venture with Thrillist Media Group, NowThis Media, and TheDodo.com. Group Nine Media is a millennial-focused, digital-first enterprise that seeks to create a dynamic publishing platform and content creation engine across the unique brands of the contributing investors. In exchange for our interest in the new venture, we contributed $100 million and certain digital businesses, comprising our digital network Seeker and production studio SourceFed. We recorded a pre-tax gain of $50 million upon disposition of Seeker and SourceFed Studios in connection with the transaction in the fourth quarter of 2016. (See Note 2 to the accompanying consolidated financial statements.) The investment is accounted for under the cost method. (See Note 3 to the accompanying consolidated financial statements.)
International Networks
International Networks generated revenues of $2,354 million and Adjusted OIBDA of $610 million during the nine months ended September 30, 2017, which represented 47% and 32% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks and brands that are delivered across multiple distribution platforms. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, Real Time, DMAX and Discovery Kids. As of September 30, 2017, International Networks operated over 400 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA networks in Europe and the Middle East and broadcast networks in Denmark, Norway and Sweden, and continues to pursue further international expansion. FTA networks generate a significant portion of International Network's revenue. The penetration and growth rates of television services vary across countries and territories depending on numerous factors including the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks has a large international distribution platform for its 37 networks, with as many as 14 networks distributed in any particular country or territory across approximately 220 countries and territories around the world. International Networks pursues distribution across all television and other delivery platforms based on the specific dynamics of local markets and relevant commercial agreements. Effective January 1, 2017, we realigned our International Networks management reporting structure into the following regions: the Nordics; the U.K.; Southern Europe; Central and Eastern Europe, the Middle East, and Africa (“CEEMEA”), which was expanded to include Belgium, the Netherlands, and Luxembourg; Latin America; and Asia-Pacific. Previously, International Networks’ regional operations reporting structure was segregated into the following regions: Northern Europe, which included primarily the Nordics and U.K.; Southern Europe; CEEMEA; Latin America; and Asia-Pacific. This realignment did not impact our consolidated financial statements other than to change the regions in which we describe our operating results for the International Networks segment.
Similar to U.S. Networks, a significant source of revenue for International Networks relates to fees charged to operators who distribute our linear networks. Such operators primarily include cable and DTH satellite service providers, internet protocol television ("IPTV") and over-the-top operators (“OTT”). International television markets vary in their stages of development. Some markets, such as the U.K., are more advanced digital television markets, while others remain in the analog environment with varying degrees of investment from operators to expand channel capacity or convert to digital technologies. Common practice in international markets results in long-term contractual distribution relationships with terms generally shorter than similar customers in the U.S. Distribution revenue for our International Networks segment is largely dependent on the number of subscribers that receive our networks or content, the rates negotiated in the distributor agreements, and the market demand for the content that we provide.
The other significant source of revenue for International Networks relates to advertising sold on our television networks and across other distribution platforms, similar to U.S. Networks. Advertising revenue is dependent upon a number of factors, including the development of pay and FTA television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over all media platforms. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets.
During the nine months ended September 30, 2017, distribution, advertising and other revenues were 59%, 39% and 2%, respectively, of total net revenues for this segment. For the nine months ended September 30, 2017, FTA or broadcast networks generated 54% of International Networks' advertising revenue and pay-TV networks generated 46% of International Networks' advertising revenue.
International Networks’ largest cost is content expense for localized programming disseminated via our 400 unique distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third parties. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenue relative to the estimated remaining total lifetime revenue, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. Content acquired from U.S. Networks and content developed locally airing on the same network is amortized similarly, as amortization rates vary by network. More than half of International Networks' content is amortized using an accelerated amortization method, while the remainder is amortized on a straight-line basis. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each component of the arrangement.
While the International Networks and U.S. Networks have similarities with respect to the nature of operations, the generation of revenue and the categories of expense, the International Networks have lower segment margins due to lower economies of scale from being in over 220 markets requiring additional cost for localization to satisfy market variations.  The International Networks also include sports and FTA broadcast channels, which drive higher costs from sports rights and production and investment in broad entertainment programming for broadcast networks.
On June 24, 2016, we acquired a 27.5% interest in Mega TV, a FTA channel in Chile owned by Bethia Comunicaciones, for $53 million, which we account for using the equity method.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” Consequently, on March 29, 2017, the U.K. government officially notified the E.U. of its intention to leave the E.U. This started a negotiation process of two years between the U.K. and the E.U. that ends on March 29, 2019, when the U.K. will no longer be an E.U. Member State. The negotiations, which are ongoing, will determine the terms under which the U.K. will leave the E.U.; the principles of a new trading relationship between the U.K. and the E.U.; and a transitional agreement to cover the period between the U.K.’s official departure on March 29, 2019 and the formalization of the U.K.'s new trading relationship with the E.U. It is expected that after “Brexit,” the U.K. will no longer have access to the E.U.’s single market for goods and services, including broadcast services. As much remains unclear, we continue to evaluate the potential impact to our distribution and licensing agreements, foreign currency exchange rates, the legal and regulatory landscape, our business and our employees. In this changing environment, we continue to monitor the potential effects and evaluate options to adequately manage and mitigate any adverse impacts.
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
Education and Other
Education and Other generated revenues of $113 million during the nine months ended September 30, 2017, which represented 3% of our consolidated revenues. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hardcopy curriculum-based content. Other is comprised of our wholly-owned production studio, which provides services to our U.S. Networks and International Networks segments at cost.
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

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Distribution	$881	$806	9%	$2,593	$2,420	7%
Advertising	705	670	5%	2,197	2,170	1%
Other	65	80	(19)%	219	235	(7)%
Total revenues	1,651	1,556	6%	5,009	4,825	4%
Costs of revenues, excluding depreciation and amortization	670	592	13%	1,911	1,787	7%
Selling, general and administrative	457	419	9%	1,261	1,227	3%
Depreciation and amortization	80	80	—%	240	239	—%
Restructuring and other charges	11	7	57%	43	52	(17)%
Loss (gain) on disposition	—	—	NM	4	(13)	NM
Total costs and expenses	1,218	1,098	11%	3,459	3,292	5%
Operating income	433	458	(5)%	1,550	1,533	1%
Interest expense	(136)	(91)	49%	(318)	(267)	19%
Loss on extinguishment of debt	—	—	—%	(54)	—	NM
(Loss) income from equity investees, net	(27)	3	NM	(122)	(28)	NM
Other expense, net	(106)	(49)	NM	(143)	(27)	NM
Income before income taxes	164	321	(49)%	913	1,211	(25)%
Income tax benefit (expense)	59	(96)	NM	(89)	(302)	(71)%
Net income	223	225	(1)%	824	909	(9)%
Net income attributable to noncontrolling interests	—	—	NM	—	(1)	NM
Net income attributable to redeemable noncontrolling interests	(5)	(6)	(17)%	(17)	(18)	(6)%
Net income available to Discovery Communications, Inc.	$218	$219	—%	$807	$890	(9)%
NM - Not meaningful
Revenues
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from SVOD content licensing and other emerging forms of digital distribution. Distribution revenue increased 9% and 7% for the three and nine months ended September 30, 2017, respectively. Distribution revenue increased 6% and 5% for the three and nine months ended September 30, 2017, respectively, at our U.S. Networks segment. Excluding the impact of foreign currency fluctuations, distribution revenue increased 9% for the three and nine months ended September 30, 2017, at our International Networks segment. U.S. Networks distribution revenue increases were driven by increases in affiliate fee rates and increases in SVOD revenue, particularly in the third quarter, partially offset by a decline in affiliate subscribers. Total portfolio subscribers declined 5% for the three and nine months ended September 30, 2017, while subscribers to our fully distributed networks declined 3% for the same periods. SVOD revenue can fluctuate period-to-period due to the timing of content deliveries. International Networks' distribution revenue increases were mostly due to increases in contractual rates in Europe following further investment in sports content, and increases in rates in Latin America, primarily due to the continued development of the pay-TV markets in Latin America, partially offset by lower subscribers in Latin America and decreases in contractual rates in Asia Pacific.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Advertising revenue increased 5%

and 1% for the three and nine months ended September 30, 2017, respectively. Excluding the impact of the Group Nine Transaction and foreign currency fluctuations, advertising revenue increased 4% and 2%, for the three and nine months ended September 30, 2017, respectively. For the three months ended September 30, 2017, U.S. Networks increased 4% primarily due to pricing increases and continued monetization of our GO platform, partially offset by lower audience delivery due to continued universe declines, and International Networks increased 5% mostly due to increases in ratings in Southern Europe and ratings and pricing in Latin America and CEEMEA. For the nine months ended September 30, 2017, U.S. Networks increased 2% primarily due to pricing increases and continued monetization of our GO platform, partially offset by lower audience delivery and, International Networks increased 3% primarily due to pricing in CEEMEA, ratings in Southern Europe, and ratings and volume in Latin America, partially offset by lower ratings in Asia Pacific.
Other revenue decreased compared with the prior year, primarily as a result of the sale of the Raw and Betty production studios.
Costs of Revenues
Costs of revenue increased 13% and 7% for the three and nine months ended September 30, 2017, respectively. Excluding the impact of the Group Nine Transaction and foreign currency fluctuations, costs of revenue increased 10% and 8% for the three and nine months ended September 30, 2017, respectively. The increase for the three months ended September 30, 2017 was primarily attributable to increased spending for content, particularly for Shark Week, at our U.S. Networks segment, which aired in the third quarter of 2017 compared to the second quarter of 2016 and Manhunt: Unabomber which also aired in the third quarter 2017, as well as increased spending for sports rights and associated production costs at our International Networks segment. The increase for the nine months ended September 30, 2017 was mostly attributable to increased spending on content at our International Networks segment, particularly sports rights and associated production costs. Content amortization was $485 million and $424 million for the three months ended September 30, 2017 and 2016, respectively. Content amortization was $1,386 million and $1,279 million for the nine months ended September 30, 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Selling, general and administrative expenses increased 9% and 3% for the three and nine months ended September 30, 2017, respectively. Excluding the impact of the Group Nine Transaction and foreign currency fluctuations, selling, general and administrative expenses increased 9% and 5% for the three and nine months ended September 30, 2017. The increases were primarily due to transactions costs for the Scripps acquisition and integration costs of $62 million, including the $35 million charge associated with the modification of Advance/Newhouse's preferred stock. (See Note 9 to the accompanying consolidated financial statements.)
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization was consistent for the three and nine months ended September 30, 2017, compared with the prior year periods as capital spending over the last twelve months was consistent with the prior year periods impacting the three and nine months ended September 30, 2016.
Restructuring and Other Charges
Restructuring and other charges increased slightly by $4 million and decreased $9 million for the three and nine months ended September 30, 2017, respectively. The decrease for the nine months ended September 30, 2017 was primarily due to higher personnel-related termination costs for voluntary and involuntary severance actions in the prior year. (See Note 17 to the accompanying consolidated financial statements.)
Loss (Gain) on Disposition
We recorded a $4 million loss for the nine months ended September 30, 2017 due to the sale of the Raw and Betty production studios on April 28, 2017, compared with a gain of $13 million for the nine months ended September 30, 2016 due to the disposition of our radio businesses in the Nordics. (See Note 2 to the accompanying consolidated financial statements.)
Interest Expense
Interest expense increased $45 million and $51 million for the three and nine months ended September 30, 2017, respectively. The increases were primarily due to costs incurred for the unsecured bridge loan commitment for the Scripps acquisition, as well as interest accrued on the senior notes issued on September 21, 2017. (See Note 6 to the accompanying consolidated financial statements.)
Loss on Extinguishment of Debt
On March 13, 2017, we issued new senior notes in an aggregate principal amount of $650 million and used the proceeds to fund the repurchase of $600 million of combined aggregate principal of our existing senior notes through a cash tender offer that also closed on March 13, 2017. As a result, we recognized a $54 million loss on extinguishment of debt, which included $50 million for premiums to par value, $2 million of non-cash write-offs of unamortized deferred financing costs, $1 million for the write-off of the original issue discount of these senior notes and $1 million accrued for other third-party fees. (See Note 6 to the accompanying consolidated financial statements.)
(Loss) income from equity investees, net
Losses from our equity method investees increased $30 million and $94 million for the three and nine months ended September 30, 2017, respectively, primarily due to losses from investments in limited liability companies that sponsor renewable energy projects related to solar energy, partially offset by decreases in losses at All3Media and increases in earnings at OWN. (See Note 3 to the accompanying consolidated financial statements.)
Other Expense, net
The table below presents the details of other expense, net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency (losses) gains, net	$(27)	$15	$(62)	$52
Losses on derivative instruments	(77)	(1)	(79)	(16)
Other-than-temporary impairment of AFS investments	—	(62)	—	(62)
Other expense, net	(2)	(1)	(2)	(1)
Total other expense, net	$(106)	$(49)	$(143)	$(27)
Other expense, net increased $57 million and $116 million for the three and nine months ended September 30, 2017, respectively. We recorded foreign currency losses during 2017 compared to foreign currency gains during 2016, mostly due to exchange rate changes on the U.S. dollar compared with the British pound that impacted foreign currency monetary assets. Increases in losses from derivative instruments primarily resulted from losses of $98 million on interest rate contracts used to economically hedge the pricing for the issuance of a portion of the dollar-denominated senior notes, which were settled on September 21, 2017. The interest rate contracts did not receive hedging designation. The losses were partially offset by gains of $17 million on previously settled interest rate contracts for which the hedged issuance of debt is considered remote following the issuance of the senior notes on September 21, 2017. (See Note 6 and Note 7 to the accompanying consolidated financial statements.)

Income Tax Expense
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. federal statutory income tax rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	2%	1%	2%	(4)%
Effect of foreign operations	(21)%	(5)%	(8)%	(4)%
Domestic production activity deductions	(5)%	(1)%	(4)%	(3)%
Change in uncertain tax positions	—%	—%	—%	1%
Renewable energy investments tax credits	(50)%	—%	(16)%	—%
Preferred stock modification	5%	—%	1%	—%
Other, net	(2)%	—%	—%	—%
Effective income tax rate	(36)%	30%	10%	25%
Income tax benefit was $59 million and income tax expense was $89 million, and the effective income tax benefit was 36% and expense was 10% for the three and nine months ended September 30, 2017, respectively. Income tax expense was $96 million and $302 million, and the effective income tax rates were 30% and 25% for the three and nine months ended September 30, 2016, respectively. During 2017, the decrease in the effective tax rate was primarily attributable to the investment tax credits that we receive related to our renewable energy investments, and to a lesser extent, taxation of income among multiple foreign jurisdictions. The impact to the effective tax rate for these items is more pronounced than expected due to lower than anticipated net income as a result of costs associated with the Scripps acquisition (see Note 2 to the accompanying consolidating financial statements). In 2016, we had a favorable resolution of multi-year state tax positions that resulted in a reduction of reserves related to uncertain tax positions that did not recur in 2017.
Segment Results of Operations
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, and (vi) certain inter-segment eliminations related to production studios. Additionally, beginning with the quarter ended September 30, 2017, Adjusted OIBDA also excludes material incremental third-party transaction costs directly related to the Scripps acquisition and planned integration. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. We also exclude the depreciation of fixed assets and amortization of intangible assets as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. As of January 1, 2017, the Company no longer excludes amortization of deferred launch incentives in calculating total Adjusted OIBDA as this expense is not material. For the three and nine months ended September 30, 2016, deferred launch incentives of $3 million and $10 million, respectively, were not reflected as an adjustment to the calculation of total Adjusted OIBDA in order to conform to the current presentation.
Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP.
Additional financial information for our reportable segments is set forth in Note 16 to the accompanying consolidated financial statements.
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Revenue:
U.S. Networks	$823	$793	4%	$2,542	$2,473	3%
International Networks	796	720	11%	2,354	2,221	6%
Education and Other	32	43	(26)%	113	133	(15)%
Corporate and inter-segment eliminations	—	—	NM	—	(2)	NM
Total revenue	1,651	1,556	6%	5,009	4,825	4%
Costs of revenues, excluding depreciation and amortization	(670)	(592)	13%	(1,911)	(1,787)	7%
Selling, general and administrative(a)	(406)	(405)	—%	(1,203)	(1,203)	—%
Adjusted OIBDA	$575	$559	3%	$1,895	$1,835	3%

(a) Selling, general and administrative expenses exclude mark-to-market share-based compensation and third-party transaction costs directly related to the Scripps acquisition and planned integration.

The table below presents our reconciliation of consolidated net income available to Discovery Communications, Inc. to total Adjusted OIBDA and Adjusted OIBDA by segment (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Net income available to Discovery Communications, Inc.	$218	$219	—%	$807	$890	(9)%
Net income attributable to redeemable noncontrolling interests	5	6	(17)%	17	18	(6)%
Net income attributable to noncontrolling interests	—	—	NM	—	1	NM
Income tax (benefit) expense	(59)	96	NM	89	302	(71)%
Other expense (income), net	106	49	NM	143	27	NM
Loss (income) from equity investees, net	27	(3)	NM	122	28	NM
Loss on extinguishment of debt	—	—	NM	54	—	NM
Interest expense	136	91	49%	318	267	19%
Operating income	433	458	(5)%	1,550	1,533	1%
Loss (gain) on disposition	—	—	NM	4	(13)	NM
Restructuring and other charges	11	7	57%	43	52	(17)%
Depreciation and amortization	80	80	—%	240	239	—%
Mark-to-market share-based compensation	(11)	14	NM	(4)	24	NM
Scripps transaction and integration costs	62	—	NM	62	—	NM
Total Adjusted OIBDA	$575	$559	3%	$1,895	$1,835	3%

Adjusted OIBDA:
U.S. Networks	$480	$458	5%	$1,548	$1,475	5%
International Networks	180	180	—%	610	607	—%
Education and Other	—	(1)	NM	(1)	(5)	80%
Corporate and inter-segment eliminations	(85)	(78)	9%	(262)	(242)	8%
Total Adjusted OIBDA	$575	$559	3%	$1,895	$1,835	3%
U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Distribution	$402	$381	6%	$1,210	$1,157	5%
Advertising	407	396	3%	1,284	1,269	1%
Other	14	16	(13)%	48	47	2%
Total revenues	823	793	4%	2,542	2,473	3%
Costs of revenues, excluding depreciation and amortization	(226)	(214)	6%	(652)	(652)	—%
Selling, general and administrative	(117)	(121)	(3)%	(342)	(346)	(1)%
Adjusted OIBDA	480	458	5%	1,548	1,475	5%
Depreciation and amortization	(7)	(7)	—%	(21)	(19)	11%
Restructuring and other charges	(2)	(2)	—%	(6)	(10)	(40)%
Inter-segment eliminations	(2)	(4)	(50)%	(10)	(9)	11%
Operating income	$469	$445	5%	$1,511	$1,437	5%

Revenues
Distribution revenue, which consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from SVOD content licensing and other emerging forms of digital distribution, increased 6% and 5% for the three and nine months ended September 30, 2017, respectively. The increases were driven by increases in affiliate fee rates and increases in SVOD revenue, particularly in the third quarter, partially offset by a decline in affiliate subscribers. Total portfolio subscribers declined 5% for the three and nine months ended September 30, 2017, while subscribers to our fully distributed networks declined 3% for the same periods. SVOD revenue can fluctuate period-to-period due to the timing of content deliveries.
Advertising revenue for the three and nine months ended September 30, 2017 increased 3% and 1%, respectively. Excluding the impact of the Group Nine Transaction, advertising revenue increased 4% and 2% for the three and nine months ended September 30, 2017. The increases were primarily due to pricing increases and continued monetization of our GO platform, partially offset by lower audience delivery due to continued universe declines.
Other revenue for the three and nine months ended September 30, 2017 remained consistent with the prior year.
Costs of Revenues
Costs of revenues for the three and nine months ended September 30, 2017 increased 6% and remained consistent with the prior year, respectively. Excluding the impact of the Group Nine Transaction, costs of revenue increased 7% and 1% for the three and nine months ended September 30, 2017, respectively. The increase for the three months ended September 30, 2017 was primarily attributable to increased spending for content on our networks, specifically related to Shark Week, which aired in the third quarter of 2017 compared to the second quarter of 2016, and Manhunt: Unabomber which also aired in the third quarter of 2017. Content amortization was $190 million and $177 million for the three months ended September 30, 2017 and 2016, respectively. Content amortization was $544 million and $539 million for the nine months ended September 30, 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses decreased 3% and 1% for the three and nine months ended September 30, 2017, respectively. Excluding the impact of the Group Nine Transaction, selling, general and administrative expenses remained consistent and increased 2% for the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2017 there was increased spending on viewer research, offset by decreases in personnel and marketing costs.
Adjusted OIBDA
Adjusted OIBDA for the three and nine months ended September 30, 2017 increased 5%. The increase for the three months ended September 30, 2017 was mostly due to increases in distribution and advertising revenue, partially offset by increases in costs of revenue. The increase for the nine months ended September 30, 2017 was mostly due to increases in distribution revenue.

International Networks
The following table presents, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues:
Distribution	$479	$425	13%	$1,383	$1,263	10%
Advertising	298	273	9%	913	900	1%
Other	19	22	(14)%	58	58	—%
Total revenues	796	720	11%	2,354	2,221	6%
Costs of revenues, excluding depreciation and amortization	(433)	(360)	20%	(1,214)	(1,076)	13%
Selling, general and administrative	(183)	(180)	2%	(530)	(538)	(1)%
Adjusted OIBDA	180	180	—%	610	607	—%
Depreciation and amortization	(56)	(55)	2%	(165)	(165)	—%
Restructuring and other charges	(7)	(5)	40%	(28)	(25)	12%
Gain on disposition	—	—	NM	—	13	NM
Inter-segment eliminations	—	—	NM	—	(2)	NM
Operating income	$117	$120	(3)%	$417	$428	(3)%
Revenues
Distribution revenue for the three and nine months ended September 30, 2017 increased 13% and 10%, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 9% for the three and nine months ended September 30, 2017. The increases were mostly due to increases in contractual rates in Europe following further investment in sports content, and increases in rates in Latin America, primarily due to the continued development of the pay-TV markets in that region, partially offset by lower subscribers in Latin America and decreases in contractual rates in Asia Pacific.
Advertising revenue for the three and nine months ended September 30, 2017 increased 9% and 1%, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 5% and 3% for the three and nine months ended September 30, 2017, respectively. The increase for the three and nine months ended September 30, 2017 was due to increases in ratings in Southern Europe and ratings and pricing in Latin America and CEEMEA in equivalent amounts. The increase for the nine months ended September 30, 2017 was partially offset by declines in ad sales due to lower ratings in Asia Pacific.
Other revenue for the three and nine months ended September 30, 2017 remained consistent with the prior year.
Costs of Revenues
Costs of revenues for the three and nine months ended September 30, 2017 increased 20% and 13%, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues increased 14% and 13% for the three and nine months ended September 30, 2017, respectively. The increases were mostly attributable to increased spending on content, particularly sports rights and associated production costs. Content amortization was $292 million and $241 million for the three months ended September 30, 2017 and 2016, respectively. Content amortization was $834 million and $714 million for the nine months ended September 30, 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2017 increased 2% and decreased 1%, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses decreased 2% and remained consistent when compared with the prior year for the three and nine months ended September 30, 2017, respectively.

Adjusted OIBDA
Adjusted OIBDA remained consistent when compared with the prior year for the three and nine months ended September 30, 2017. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 1% and decreased 1% for the three and nine months ended September 30, 2017, respectively, as increases in distribution and advertising revenues were offset by increases in costs of revenues, related to content expense.
Education and Other
The following table presents, for our Education and Other segments, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues	$32	$43	(26)%	$113	$133	(15)%
Costs of revenues, excluding depreciation and amortization	(11)	(19)	(42)%	(44)	(60)	(27)%
Selling, general and administrative	(21)	(25)	(16)%	(70)	(78)	(10)%
Adjusted OIBDA	—	(1)	NM	(1)	(5)	(80)%
Depreciation and amortization	(2)	(3)	(33)%	(4)	(6)	(33)%
Restructuring and other charges	(2)	—	NM	(3)	(3)	—%
Loss on disposition	—	—	NM	(4)	—	NM
Inter-segment eliminations	2	4	(50)%	10	11	(9)%
Operating income	$(2)	$—	NM	$(2)	$(3)	(33)%
Adjusted OIBDA for the three and nine months ended September 30, 2017 increased $1 million and $4 million, respectively. The increases were mostly due to a reduction in expenses partially offset by a reduction in revenues as a result of the sale of the Raw and Betty production studios.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Revenues	$—	$—	NM	$—	$(2)	NM
Costs of revenues, excluding depreciation and amortization	—	1	NM	(1)	1	NM
Selling, general and administrative	(85)	(79)	8%	(261)	(241)	8%
Adjusted OIBDA	(85)	(78)	9%	(262)	(242)	8%
Mark-to-market share-based compensation	11	(14)	NM	4	(24)	NM
Depreciation and amortization	(15)	(15)	—%	(50)	(49)	2%
Restructuring and other charges	—	—	NM	(6)	(14)	(57)%
Scripps transaction and integration costs	(62)	—	NM	(62)	—	NM
Operating loss	$(151)	$(107)	41%	$(376)	$(329)	14%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation and transaction and integration costs related to the Scripps acquisition.
Adjusted OIBDA decreased 9% and 8% for the three and nine months ended September 30, 2017, respectively, primarily due to increased personnel and legal costs.

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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2017 Baseline Rate”), and the prior year amounts translated at the same 2017 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies. Selling, general and administrative expense, as presented below, excludes mark-to-market based compensation and Scripps transaction and integration costs due to their impact on comparability between periods.
The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended September 30,
	2017	2016	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$881	$806	9%	7%
Advertising	705	670	5%	4%
Other	65	80	(19)%	(16)%
Total revenues	1,651	1,556	6%	4%
Costs of revenue, excluding depreciation and amortization	670	592	13%	10%
Selling, general and administrative expense	406	405	—%	(1)%
Adjusted OIBDA	$575	$559	3%	3%

	Nine Months Ended September 30,
	2017	2016	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$2,593	$2,420	7%	7%
Advertising	2,197	2,170	1%	2%
Other	219	235	(7)%	(3)%
Total revenues	5,009	4,825	4%	4%
Costs of revenue, excluding depreciation and amortization	1,911	1,787	7%	7%
Selling, general and administrative expense	1,203	1,203	—%	1%
Adjusted OIBDA	$1,895	$1,835	3%	3%

The impact of foreign currency on the comparability of our financial results for International Networks for the three and nine months ended September 30, 2017 is as follows (dollar amounts in millions).

	Three Months Ended September 30,
	2017	2016	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$479	$425	13%	9%
Advertising	298	273	9%	5%
Other	19	22	(14)%	(14)%
Total revenues	796	720	11%	7%
Costs of revenue, excluding depreciation and amortization	433	360	20%	14%
Selling, general and administrative expenses	183	180	2%	(2)%
Adjusted OIBDA	$180	$180	—%	1%

	Nine Months Ended September 30,
	2017	2016	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$1,383	$1,263	10%	9%
Advertising	913	900	1%	3%
Other	58	58	—%	—%
Total revenues	2,354	2,221	6%	6%
Costs of revenue, excluding depreciation and amortization	1,214	1,076	13%	13%
Selling, general and administrative expenses	530	538	(1)%	—%
Adjusted OIBDA	$610	$607	—%	(1)%

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the nine months ended September 30, 2017, we funded our working capital needs primarily through cash flows from operations. As of September 30, 2017, we had $6,994 million of cash and cash equivalents on hand. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.

•	Debt
Debt Incurred for the Scripps Acquisition
In August and September 2017, the Company entered into $2 billion of term loan credit facilities and issued $6.8 billion of senior notes to fund a portion of the Scripps acquisition. Using exchange rates as of September 30, 2017, the senior notes had a weighted average effective interest rate of 3.9% without including the impact of debt issuance costs. On September 21, 2017, DCL issued $500 million principal amount of 2.200% senior notes due 2019, $1.20 billion principal amount of 2.950% senior notes due 2023, $1.70 billion principal amount of 3.950% senior notes due 2028, $1.25 billion principal amount of 5.000% senior notes due 2037, and $1.25 billion principal amount of 5.200% senior notes due 2047 (together, the "Senior Fixed Rate Notes"). In addition to the Senior Fixed Rate Notes, the Company issued $400 million principal amount of floating rate senior notes due 2019 (the "Senior Floating Rate Notes" and together with the Senior Fixed Rate Notes, the "USD Notes"). Interest on the Senior Fixed Rate Notes is payable on March 20 and September 20 of each year, beginning March 20, 2018. Interest on the Senior Floating Rate Notes is payable on March 20, June 20, September 20 and December 20 of each year, beginning December 20, 2017. On September 21, 2017, DCL issued £400 million principal amount of 2.500% senior notes due 2024 (the "Sterling Notes"). Interest on the Sterling Notes is payable on September 20 of each year, beginning September 20, 2018. The proceeds received by DCL from the USD Notes and the Sterling Notes were net of a $11 million issuance discount and $57 million of debt issuance costs. The USD Notes and Sterling Notes are fully and unconditionally guaranteed by the Company. Some of these proceeds have been invested in short-term investments until the closing of the acquisition. Approximately $5.9 billion is subject to repayment by the Company to satisfy provisions related to the special mandatory redemption provision attached to certain USD Notes and Sterling Notes issued by the Company. The special mandatory redemption provision requires the Company to redeem the notes for a price equal to 101% of the principal amount plus any accrued and unpaid interest on the applicable USD Notes and Sterling Notes, following a termination of the Scripps Merger Agreement or if the merger does not close prior to August 30, 2018. The $5.9 billion principal amount of senior notes subject to the special mandatory redemption provision will be classified as noncurrent until either of the contingent events which would trigger the redemption has occurred. As of September 30, 2017, neither of the contingent events have occurred and therefore these senior notes are classified as noncurrent.
On August 11, 2017, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, entered into a 3-year delayed draw tranche and a 5-year delayed draw tranche unsecured term loan credit facility (the "Term Loans"), each with a principal amount of up to $1 billion. The term of each delayed draw loan begins when Discovery borrows the funds to finance a portion of the Scripps acquisition. The Term Loans' interest rates are based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company will pay a commitment fee of 20 basis points per annum for each loan, based on its current credit rating, beginning September 28, 2017 until either the funding of the loans or the termination of the Scripps acquisition. As of September 30, 2017, the Company has not yet borrowed on the term loan credit facilities.
Existing Senior Notes
On March 13, 2017, DCL issued $450 million principal amount of 3.80% senior notes due March 13, 2024 (the "2017 USD Notes") and an additional $200 million principal amount of its existing 4.90% senior notes due March 11, 2026 (the "2016 USD Notes").
All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain covenants, events of default and other customary provisions.
Revolving Credit Facility
We have access to a $2.5 billion revolving credit facility, as amended on August 11, 2017. (See Note 6 to the accompanying consolidated financial statements). Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of September 30, 2017, the Company had outstanding borrowings under the revolving credit facility of $425 million at a weighted average interest rate of 2.53%. The revolving credit facility agreement provides for a maturity date of August 11, 2022 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement, as amended on August 11, 2017, continues to require DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and now requires a consolidated leverage ratio of financial covenant of 5.50 to 1.00, with step-downs to 5.00 to 1.00 in the first year after the closing and 4.50 to 1.00 in the second year after the closing. As of September 30, 2017, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of September 30, 2017, we had no commercial paper borrowings outstanding. Borrowings under the commercial paper program reduce the borrowing capacity under the revolving credit facility arrangement referenced above.
We repay our senior notes, revolving credit facility and commercial paper as required, and accordingly these sources of cash also require use of our cash.

•	Notes Receivable
We have an outstanding note receivable from OWN, our equity method investee, which totals $283 million including accrued interest. During the nine months ended September 30, 2017, the Company received net repayments on the note receivable of $39 million. Borrowings are scheduled for repayment four years after the borrowing date to the extent that OWN has excess cash to repay the borrowings then due.

•	Cash Settlement of Common Stock Repurchase Contract
We elected to settle our outstanding prepaid common stock repurchase contract in cash during the nine months ended September 30, 2017, resulting in the receipt of $58 million. The cash received was inclusive of a $1 million premium over the $57 million up-front cash payment made in 2016 and was determined by the market price of our Series C common stock during the settlement period in March 2017. (See Note 9 to the accompanying consolidated financial statements.)
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Investments and Business Combinations
Scripps Acquisition
On July 31, 2017, Discovery announced that it had entered into an agreement and plan of merger for Discovery to acquire Scripps in a cash-and-stock transaction. The estimated merger consideration for the acquisition totals $11.5 billion, including cash of $8.4 billion and stock of $3.1 billion based on stock prices as of October 20, 2017. In addition, the Company will assume Scripps' net debt of approximately $2.7 billion. The transaction is expected to close by early 2018.
Scripps shareholders will receive $63.00 per share in cash and a number of shares of Discovery's Series C common stock that is determined in accordance with a formula and subject to a collar based on the volume weighted average price of the Company's Series C common stock. The formula is based on the volume weighted average price of Discovery's Series C common stock over the 15 trading days ending on the third trading day prior to closing (the “Average Discovery Price”). Scripps shareholders will receive 1.2096 shares of Discovery's Series C common stock if the Average Discovery Price is below $22.32, and 0.9408 shares of Discovery's Series C common stock if the Average Discovery Price is above $28.70. The intent of the range was to provide Scripps shareholders with $27.00 of value per share in Discovery Series C common stock; if the Average Discovery Price is greater than or equal to $22.32 but less than or equal to $28.70, Scripps shareholders will receive a proportional number of shares between 1.2096 and 0.9408. If the Average Discovery Price is below $25.51, Discovery has the option to pay additional cash instead of issuing more shares above the 1.0584 conversation ratio required at $25.51. The cash payment is equal to the product of the additional shares required under the collar formula multiplied by the Average Discovery Price; for example, if the Average Discovery Price were $22.32 with a conversion ratio of 1.2096, the Company could offer shares at the 1.0584 ratio and pay for the difference associated with the incremental shares in cash. Outstanding employee equity awards or share-based awards that vest upon the change of control will be acquired with a similar combination of cash and shares of Discovery Series C common stock pursuant to terms specified in the Merger Agreement. Therefore, the merger consideration will fluctuate based upon changes in the share price of Discovery Series C common stock and the number of Scripps common shares, stock options, and other equity-based awards outstanding on the closing date. Discovery will also pay certain transaction costs incurred by Scripps, which will be recorded as a component of the opening balance sheet. The post-closing impact of the formula was intended to result in, Scripps’ shareholders owning approximately 20% of Discovery’s fully diluted common shares and Discovery’s shareholders owning approximately 80%. The Company will utilize previously issued debt proceeds (see Note 6) and cash on hand to finance the cash portion of the transaction. The transaction is subject to approvals and other customary closing conditions.
On July 30, 2017, the Company obtained a commitment letter from a financial institution for a $9.6 billion unsecured bridge term loan facility that could have been used to complete the Scripps acquisition. No amounts were drawn under the bridge loan commitment and the commitment was terminated on September 21, 2017, following the execution of the Term Loans, issuance of the USD Notes and issuance of the Sterling Notes. The Company incurred $40 million of debt issuance costs related to the bridge term loan facility.
Other Investments and Business Combinations
Our uses of cash have included investment in equity method investments, AFS securities, cost method investments (see Note 3 to the accompanying consolidated financial statements) and business combinations. During the nine months ended

September 30, 2017, the Company invested $300 million in limited liability companies that sponsor renewable energy projects related to solar energy. The Company has $42 million of future funding commitments for these investments as of September 30, 2017. We provide funding to our equity method investees from time to time. During the nine months ended September 30, 2017, the Company acquired other equity method investments, largely to enhance the Company's digital distribution strategies, particularly for Eurosport Player, and made additional contributions to existing equity method investments totaling $68 million.
As of September 30, 2017, we have outstanding advances to and a note receivable from OWN, our equity method investee, which totals $283 million including interest. On June 16, 2017, Harpo delivered its put notice for up to $100 million in value of its OWN membership interests to the Company. Harpo may withdraw its put exercise notice during the valuation process, which has been extended until December 15, 2017. Harpo and Discovery are following a series of protocols specified in the joint venture agreement to determine an agreed upon fair value for the put. The number of common units subject to the put exercise represents the proportion of common units held by Harpo that equate to the fair value of the Harpo put purchase price. As of September 30, 2017, the Company has not recorded a liability in connection with the exercise of Harpo's put as the valuation has not been finalized and Harpo may withdraw its put exercise notice. (See Note 3 to the accompanying consolidated financial statements).
Our cost method investments as of September 30, 2017 primarily include a 39% minority interest in Group Nine Media for $182 million. The Company also has investments in an educational website, an electric car racing series and certain investments to enhance our digital distribution strategies. For the nine months ended September 30, 2017, we invested $21 million in various cost method investments.
Due to business combinations, we also have redeemable equity balances of $360 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. (See Note 8 to the accompanying consolidated financial statements).

•	Repayment of Debt
We used the net proceeds from our issuance of the 2017 USD Notes and 2016 USD Notes to fund the purchase of $600 million of combined aggregate principal amount of our then-outstanding senior notes through a cash tender offer made on March 13, 2017. We recognized a pretax loss on extinguishment of debt of $54 million, which included $50 million for premiums to par value, $2 million of noncash write-offs of unamortized deferred financing costs, $1 million for the repayment of the original issue discount from our senior notes and $1 million in other third-party fees.

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
Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors. As of September 30, 2017, the Company had repurchased 3 million and 164 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $6.6 billion, respectively. Over the life of the program, authorization under the stock repurchase program has totaled $7.5 billion. The Company's authorization under the program expired on October 8, 2017. We have been funding our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future, we may also choose to fund our stock repurchase program through borrowings under our revolving credit facility and future financing transactions.

•	Preferred Stock Conversion and Repurchase
Prior to the Exchange Agreement with Advance/Newhouse entered into on July 30, 2017, we had an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C-1 convertible preferred stock convertible into Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share was calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. The Advance/Newhouse repurchase agreement was amended on August 7, 2017 to conform the terms of the previous agreement, as detailed above, to the conversion ratio of the newly issued Series C-1 convertible preferred stock. During the nine months ended September 30, 2017, we converted and retired 2.3 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $120 million. During the three months ended September 30, 2017 we repurchased 0.2 million shares of Series C-1 convertible preferred stock, following the Exchange Agreement with Advance/Newhouse, for a purchase price of $102 million. The aggregate purchase price paid during the nine months ended September 30, 2017, including Series C convertible preferred stock and Series C-1 convertible preferred stock, was $222 million (See Note 9 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the nine months ended September 30, 2017, we made cash payments of $232 million and $236 million for income taxes and interest on our outstanding debt, respectively.

•	Restructuring and Other
Our uses of cash include restructuring costs related to management changes and cost reduction efforts, including employee terminations, intended to enable us to more efficiently operate in a leaner and more directed cost structure and invest in growth initiatives, including digital services and content creation. As of September 30, 2017, we have restructuring liabilities of $27 million related to employee terminations. (See Note 17 to the accompanying consolidated financial statements).

•	Share-Based Compensation
We expect to continue to make payments for vested cash-settled share-based awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During the nine months ended September 30, 2017, we paid $1 million for cash-settled share-based awards. As of September 30, 2017, liabilities totaled $43 million for outstanding liability-classified share-based compensation awards, of which $12 million was classified as current. (See Note 10 to the accompanying consolidated financial statements.)
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2017	2016
Cash and cash equivalents, beginning of period	$300	$390
Cash provided by operating activities	1,167	834
Cash used in investing activities	(523)	(54)
Cash provided by (used in) financing activities	5,983	(975)
Effect of exchange rate changes on cash and cash equivalents	67	29
Net change in cash and cash equivalents	6,694	(166)
Cash and cash equivalents, end of period	$6,994	$224
Operating Activities
Cash provided by operating activities increased $333 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was attributable to a $195 million decrease in cash paid for taxes, improved operating results and a decrease in the net negative effect of foreign currency, offset by declines in working capital, primarily due to changes in accounts receivable. The decrease in cash paid for taxes, net, for the nine months ended September 30, 2017 is mostly due to the tax impact from the Company's investments in limited liability companies that sponsor renewable energy projects related to solar energy (see Note 3 and Note 13 to the accompanying consolidated financial statements).
Investing Activities
Cash flows used in investing activities increased $469 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily attributable to an increase in payments for investments of $316 million, including $300 million in renewable energy projects and payments for derivative instruments of $98 million that did not receive hedge accounting, but economically hedged pricing risk for the senior notes issued September 21, 2017.
Financing Activities
Cash flows provided by financing activities increased $7.0 billion for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily attributable to proceeds from the issuance of senior notes which will be used to finance the Scripps Acquisition (see Note 6) and a decrease in repurchases of stock of $521 million, offset by an increase in principal repayments of debt.

Capital Resources
As of September 30, 2017, capital resources were comprised of the following (in millions).

	September 30, 2017
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$6,994	$—	$—	$6,994
Revolving credit facility	2,500	1	425	2,074
Senior notes(a)	14,246	—	14,246	—
Total	$23,740	$1	$14,671	$9,068

(a) Interest on the senior notes is paid annually, semi-annually or quarterly. Our senior notes outstanding as of September 30, 2017 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2047.
We expect that our cash balance, cash generated from operations and availability under our revolving credit agreement will be sufficient to fund our cash needs for the next twelve months, including any potential required payments related to the special mandatory redemption provision associated with certain senior notes issued on September 21, 2017. Our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios.
As of September 30, 2017, we held $89 million of our $6,994 million of cash and cash equivalents in our foreign subsidiaries. We intend to permanently reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. (See Note 15 to the accompanying consolidated financial statements.)
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily Liberty Global, Liberty Broadband, our equity method investees and minority partners of our consolidated subsidiaries. (See Note 14 to the accompanying consolidated financial statements.) From time to time, we also enter into equity-related transactions and repurchases with Advance/Newhouse. (See Note 9 to the accompanying consolidated financial statements.)
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

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the nine months ended September 30, 2017. (See Note 1 to the accompanying consolidated financial statements.)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2016 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2016.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Scripps Acquisition
With regards to our pending acquisition of Scripps, Discovery and Scripps could be subject to litigation related to any failure to complete the transaction or related to any enforcement proceeding commenced against Discovery and Scripps to perform their respective obligations under the Merger Agreement. If the transaction is not completed, these risks may materialize and may adversely affect Discovery’s and Scripps’ businesses, financial condition, financial results and stock prices. Additionally, three securities lawsuits related to the proposed merger have been filed by purported Scripps shareholders. A putative class action lawsuit captioned Inzlicht-Sprei v. Scripps Networks Interactive, et al. (Case No. 3:17-cv-00420), which we refer to as the “Inzlicht-Sprei action”, was filed in the United States District Court for the Eastern District of Tennessee on September 20, 2017. A putative class action lawsuit captioned Berg v. Scripps Networks Interactive, et al. (Case No. 2:17-cv-848), which we refer to as the “Berg action”, and a lawsuit captioned Wagner v. Scripps Networks Interactive, et al. (Case No. 2:17-cv-859), which we refer to as the “Wagner action”, were filed in the United States District Court for the Southern District of Ohio on September 27, 2017 and September 29, 2017, respectively. We refer to the Inzlicht-Sprei action, Berg action and Wagner action collectively as the “actions”. The actions name as defendants Scripps, the members of the Scripps board, and in the Berg action only, Discovery and Merger Sub, and allege that the defendants filed a materially incomplete and misleading Form S-4 in violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. The Wagner action seeks to enjoin the shareholder vote on the proposed merger, and all of the actions seek to enjoin the defendants from proceeding with or consummating the proposed merger or, in the event the merger is consummated, request that the court issue an order rescinding the merger and/or awarding rescissory damages. Additionally, the Inzlicht-Sprei action seeks that the Court direct the defendants to account for alleged damages, and all the actions seek attorneys’ and expert fees and expenses. On October 12, 2017, the plaintiff in the Inzlicht-Sprei action filed a notice of voluntary dismissal without prejudice. The time for the defendants to move or answer has not yet expired in any of the actions.
ITEM 1A. Risk Factors
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2016 Form 10-K. Our risk factors have not changed materially since December 31, 2016, except for the following:
DCL is not obligated to place the net proceeds of the offering of the senior notes in escrow prior to the completion of the Scripps acquisition and, as a result, we may not be able to redeem the 2023 notes, 2028 notes, 2037 notes and 2047 notes upon a special mandatory redemption.
We are not obligated to place the net proceeds of the offering of the senior notes in escrow prior to the completion of the Scripps acquisition or to provide a security interest in those proceeds, and the indenture governing the senior notes imposes no other restrictions on our use of these proceeds during that time. Accordingly, the source of funds for any redemption of the Senior Fixed Rate Notes or Sterling Notes upon a special mandatory redemption would be the proceeds that we have voluntarily retained or other sources of liquidity, including available cash, borrowings, sales of assets or sales of equity. We may not be able to satisfy our obligation to redeem these senior notes upon a special mandatory redemption, because we may not have sufficient financial resources to pay the aggregate redemption price on such senior notes. Our failure to redeem these senior notes as required under the indenture would result in a default under the indenture, which could result in defaults under our and our subsidiaries’ other debt agreements and have material adverse consequences for us and the holders of the senior notes. In addition, our ability to redeem the senior notes for cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended September 30, 2017.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
July 1, 2017 - July 31, 2017	—	$—	—	$764,615,880
August 1, 2017 - August 31, 2017	—	$—	—	$764,615,880
September 1, 2017 - September 30, 2017	—	$—	—	$764,615,880
Total	—	$—	—	$764,615,880

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) Under the stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. As of September 30, 2017, the total amount authorized under the stock repurchase program was $7.5 billion. The Company's authorization under the program expired on October 8, 2017. There were no repurchases of our Series A and B common stock during the three months ended September 30, 2017. The Company first announced its stock repurchase program on August 3, 2010.
(c) Prior to the Exchange Agreement with Advance/Newhouse entered into on July 30, 2017, we had an agreement with Advance/Newhouse to repurchase from Advance/Newhouse, on a quarterly basis, a number of its shares of Series C convertible preferred stock based on the number of shares of Series C common stock purchased under our stock repurchase program during the then most recently completed fiscal quarter. The repurchase settlement with Advance/Newhouse with respect to shares of Series C common stock repurchased in the quarter ended June 30, 2017 occurred after the Exchange and, as such, was a repurchase of the newly issued Series C-1 convertible preferred stock. The total repurchase price paid of $102 million was the same amount we would have paid under the previous repurchase agreement with Advance/Newhouse, as determined and disclosed by the Company in the previous quarter. The number of shares repurchased of 0.2 million reflects the post-Exchange repurchase of Series C-1 convertible preferred stock and therefore the number of preferred shares repurchased differs from the number of shares of Series C convertible preferred stock we previously disclosed. The Advance/Newhouse repurchase agreement was amended on August 7, 2017 to conform the terms of the previous agreement to the conversion ratio of the newly issued Series C-1 convertible preferred stock. There are no planned repurchases of Series C common stock for the fourth quarter of 2017.

ITEM 6. Exhibits.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of July 30, 2017, among Discovery Communications, Inc., Skylight Merger Sub, Inc. and Scripps Networks Interactive, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

3.1
Certificate of Designation of Series A-1 Convertible Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 7, 2017 (SEC File No. 001-34177))

3.2
Certificate of Designation of Series C-1 Convertible Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on August 7, 2017 (SEC File No. 001-34177))

4.1
Amendment No. 2 to Rights Agreement, dated as of July 30, 2017, by and between Discovery Communications, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

4.2
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 11, 2017, among Discovery Communications, LLC (“DCL”), certain wholly-owned subsidiaries of DCL, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (filed herewith)

4.3
Term Loan Credit Agreement, dated as of August 11, 2017, among Discovery Communications, LLC, as the Company, Discovery Communications, Inc., as the Facility Guarantor, the lenders party hereto, Goldman Sachs Bank USA, as Administrative Agent (filed herewith)

4.4
Eleventh Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.5
Twelfth Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.6
Thirteenth Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc., Elavon Financial Service DAC, UK Branch, as London Paying Agent, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

10.1
Voting Agreement, dated as of July 30, 2017, by and among Scripps Networks Interactive, Inc., Discovery Communications, Inc. and John C. Malone (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

10.2
Voting Agreement, dated as of July 30, 2017, by and among Scripps Networks Interactive, Inc., Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

10.3
Voting Agreement, dated as of July 30, 2017, by and among Scripps Networks Interactive, Inc., Discovery Communications, Inc. and the person whose names are set forth on the signature pages thereto under the caption “Stockholders” (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

10.4
Preferred Share Exchange Agreement, dated as of July 30, 2017, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

10.5
Commitment Letter, dated as of July 30, 2017, by and between Discovery Communications, Inc., Discovery Communications, LLC, Goldman Sachs Bank USA and Goldman Sachs Lending Partners, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on July 31, 2017 (SEC No. File 001-34177))

10.6	Amendment No. 1 to Registration Rights Agreement, dated as of August 7, 2017, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (filed herewith)

10.7	Amendment No. 2 to Share Repurchase Agreement, dated as of August 7, 2017, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Cash

Flows for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statement of Equity for the nine months ended September 30, 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: November 2, 2017	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 2, 2017	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of July 30, 2017, among Discovery Communications, Inc., Skylight Merger Sub, Inc. and Scripps Networks Interactive, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

3.1
Certificate of Designation of Series A-1 Convertible Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 7, 2017 (SEC File No. 001-34177))

3.2
Certificate of Designation of Series C-1 Convertible Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on August 7, 2017 (SEC File No. 001-34177))

4.1
Amendment No. 2 to Rights Agreement, dated as of July 30, 2017, by and between Discovery Communications, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

4.2
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 11, 2017, among Discovery Communications, LLC (“DCL”), certain wholly-owned subsidiaries of DCL, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (filed herewith)

4.3
Term Loan Credit Agreement, dated as of August 11, 2017, among Discovery Communications, LLC, as the Company, Discovery Communications, Inc., as the Facility Guarantor, the lenders party hereto, Goldman Sachs Bank USA, as Administrative Agent (filed herewith)

4.4
Eleventh Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.5
Twelfth Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.6
Thirteenth Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc., Elavon Financial Service DAC, UK Branch, as London Paying Agent, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

10.1
Voting Agreement, dated as of July 30, 2017, by and among Scripps Networks Interactive, Inc., Discovery Communications, Inc. and John C. Malone (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

10.2
Voting Agreement, dated as of July 30, 2017, by and among Scripps Networks Interactive, Inc., Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

10.3
Voting Agreement, dated as of July 30, 2017, by and among Scripps Networks Interactive, Inc., Discovery Communications, Inc. and the person whose names are set forth on the signature pages thereto under the caption “Stockholders” (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

10.4
Preferred Share Exchange Agreement, dated as of July 30, 2017, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

10.5
Commitment Letter, dated as of July 30, 2017, by and between Discovery Communications, Inc., Discovery Communications, LLC, Goldman Sachs Bank USA and Goldman Sachs Lending Partners, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

10.6	Amendment No. 1 to Registration Rights Agreement, dated as of August 7, 2017, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (filed herewith)

10.7	Amendment No. 2 to Share Repurchase Agreement, dated as of August 7, 2017, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statement of Equity for the nine months ended September 30, 2017, and (vi) Notes to Consolidated Financial Statements.