Form 10-K
period 2017-12-31
Discovery Communications, Inc.
filed 2018-02-28
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2017, was approximately $9 billion.
Total number of shares outstanding of each class of the Registrant’s common stock as of February 21, 2018 was:

Series A Common Stock, par value $0.01 per share	155,613,008
Series B Common Stock, par value $0.01 per share	6,512,379
Series C Common Stock, par value $0.01 per share	219,782,537

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

DISCOVERY COMMUNICATIONS, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
ITEM 1. Business.
For convenience, the terms “Discovery,” the “Company,” “we,” “us” or “our” are used in this Annual Report on Form 10-K to refer to both Discovery Communications, Inc. and collectively to Discovery Communications, Inc. and one or more of its consolidated subsidiaries, unless the context otherwise requires.
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
OVERVIEW
We are a global IP media company that provides content around the world via linear platforms, including pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, as well as various digital distribution platforms, including ad-supported TV Everywhere ("TVE") offerings, subscription-based direct-to-consumer products, digital and mobile-first, social media platforms and over-the-top streaming services. We also enter into content licensing agreements. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to more than 3 billion cumulative subscribers and viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and approximately 220 other countries and territories in over 40 languages. Our global portfolio of networks includes prominent nonfiction television brands such as Discovery Channel, our most widely distributed global brand, TLC, Investigation Discovery, Animal Planet, Science and Velocity (known as Turbo outside of the U.S.). Our portfolio includes Eurosport, a leading sports entertainment provider and the Olympic Games (the "Olympics") across Europe, as well as Discovery Kids, a leading children's entertainment brand in Latin America. We participate in joint ventures including Group Nine Media ("Group Nine"), a digital media holding company home to top digital brands including NowThis News, The Dodo, Thrillist and Seeker, as well as The Enthusiast Network ("TEN"), a leading digital media company for auto fans which includes our Velocity network and Motor Trend On Demand. We operate a portfolio of additional websites, digital direct-to-consumer products, a production studio and curriculum-based education products and services.
Our objectives are to invest in high-quality content for our networks and brands to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition branded channels and businesses to sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, online streaming, mobile devices, video on demand ("VOD") and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home ("DTH") satellite operators, telecommunication service providers, and other content distributors who deliver our content to their customers.
Our content spans genres including survival, exploration, sports, lifestyle, automobiles, general entertainment, heroes, adventure, crime and investigation, health and kids. We have an extensive library of high-definition content and own rights to the majority of our content and footage, which enables us to exploit our library to launch brands and services into new markets quickly. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world on a variety of platforms.
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television network brands, and International Networks, consisting primarily of international television network brands. In addition, Education and Other consists principally of curriculum-based product and service offerings and a production studio. Our segment presentation aligns with our management structure and the financial information management has used to make strategic and operating decisions, such as the allocation of resources and business performance assessments. Financial information for our segments and the geographical areas in which we do business is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Our global brands are described below.

ANTICIPATED ACQUISITION
Scripps Networks Interactive, Inc. ("Scripps Networks")
On February 26, 2018, the U.S. Department of Justice notified the Company that it has closed its investigation into Discovery's agreement for a plan of merger (the "Merger Agreement") to acquire Scripps Networks in a cash-and-stock transaction (the "Scripps Networks acquisition"). Scripps Networks is a global media company with lifestyle-oriented content, such as home, food, and travel-related programming. The Scripps Networks portfolio of networks includes HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country, and TVN S.A.’s (“TVN”) portfolio of networks outside the United States. Additionally, outside the United States, Scripps Networks participates in UKTV, a joint venture with BBC Worldwide Limited (the “BBC”). The estimated merger consideration for the acquisition totals $12.0 billion, including $8.4 billion of cash and $3.6 billion of our Series C common stock based on our Series C common stock prices as of January 31, 2018. In addition, the Company will assume approximately $2.7 billion of Scripps Networks' net debt. The transaction is expected to close in early 2018.
Scripps Networks shareholders will receive $63.00 per share in cash and a number of shares of Discovery's Series C common stock that is determined in accordance with a formula and subject to a collar based on the volume weighted average price of the Company's Series C common stock. The formula is based on the volume weighted average price of Discovery's Series C common stock over the 15 trading days ending on the third trading day prior to closing (the “Average Discovery Price”). Scripps Networks shareholders will receive 1.2096 shares of Discovery's Series C common stock if the Average Discovery Price is below $22.32, and 0.9408 shares of Discovery's Series C common stock if the Average Discovery Price is above $28.70. The intent of the range was to provide Scripps Networks shareholders with $27.00 of value per share in Discovery Series C common stock; if the Average Discovery Price is greater than or equal to $22.32 but less than or equal to $28.70, Scripps Networks shareholders will receive a proportional number of shares between 1.2096 and 0.9408. If the Average Discovery Price is below $25.51, Discovery has the option to pay additional cash instead of issuing more shares above the 1.0584 conversation ratio required at $25.51. The cash payment is equal to the product of the additional shares required under the collar formula multiplied by the Average Discovery Price; for example, if the Average Discovery Price were $22.32 with a conversion ratio of 1.2096, the Company could offer shares at the 1.0584 ratio and pay for the difference associated with the incremental shares in cash. Outstanding employee equity awards or share-based awards that vest upon the change of control will be acquired with a similar combination of cash and shares of Discovery Series C common stock pursuant to terms specified in the Merger Agreement. Therefore, the merger consideration will fluctuate based upon changes in the share price of Discovery Series C common stock and the number of Scripps Networks common shares, stock options, and other equity-based awards outstanding on the closing date. Discovery will also pay certain transaction costs incurred by Scripps Networks. The post-closing impact of the formula was intended to result in Scripps Networks’ shareholders owning approximately 20% of Discovery’s fully diluted common shares and Discovery’s shareholders owning approximately 80%. The Company will utilize the proceeds of the senior notes offering described below, borrowings under certain term loans (see Note 9 to the accompanying consolidated financial statements) and cash on hand to finance the cash portion of the transaction. The transaction is subject to regulatory approvals and other customary closing conditions.
John C. Malone, Advance/Newhouse and members of the Scripps family entered into voting agreements to vote in favor of the transactions (the “Advance/Newhouse Voting Agreement”) and the stockholders of both Discovery and Scripps Networks approved the transaction on November 17, 2017. In addition, Advance/Newhouse has provided its consent, in its capacity as the holder of Discovery’s outstanding shares of Series A preferred stock, for Discovery to enter into the Merger Agreement and consummate the merger. In connection with this consent, Discovery and Advance/Newhouse entered into an exchange agreement pursuant to which Advance/Newhouse exchanged all of its shares of Series A and Series C preferred stock of Discovery for shares of newly designated Series A-1 and Series C-1 preferred stock of Discovery. The exchange transaction did not change the aggregate number of shares of Discovery’s Series A common stock and Series C common stock that are beneficially owned by Advance/Newhouse or change voting rights or liquidation preferences afforded to Advance/Newhouse. Discovery valued the securities immediately prior to and immediately after the exchange and determined that the exchange increased the fair value of Advance/Newhouse’s preferred stock by $35 million. Discovery does not believe the exchange is considered significant and does not reflect an extinguishment of the previously issued preferred stock for accounting purposes. Accordingly, Discovery has accounted for the exchange of the previously issued preferred stock as a modification, which is measured as the increase in fair value of the preferred stock held by Advance/Newhouse. The impact of the modification has been recorded as a component of selling, general and administrative expense. (See Note 3 and Note 12 to the accompanying consolidated financial statements). All of Discovery's direct costs of the Scripps Networks acquisition will be reflected as a component of selling, general and administrative expense in the consolidated statements of operations.
On September 21, 2017, Discovery Communications, LLC ("DCL") issued a series of senior notes to partially fund the acquisition of Scripps Networks with an aggregate principal amount of $6.8 billion. With the exception of $900 million in senior notes that mature in 2019, the senior notes contain a special mandatory redemption feature requiring the Company to redeem the notes for a price equal to 101% of the principal amount plus any accrued and unpaid interest on the senior notes in the event that the Scripps Networks acquisition has not closed on or prior to August 30, 2018, or if the Merger Agreement is terminated prior to that date. While the Company expects to complete the acquisition on or before the deadline, unanticipated developments could delay or prevent the acquisition. As such, the Company cannot ensure that it will complete the acquisition by August 30, 2018. (See Note 3 to the accompanying consolidated financial statements).
Global Network Brands
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
Our global brands are the following:

•
Discovery Channel reached approximately 91 million subscribers in the U.S. and 6 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2017. Discovery Channel reached approximately 340 million subscribers in international markets as of December 31, 2017 including the Discovery HD Showcase brand.

•
Discovery Channel is dedicated to creating the highest quality non-fiction content that informs and entertains its consumers about the world in all its wonder, diversity and amazement. The network offers a signature mix of high-end production values and vivid cinematography across genres including science and technology, exploration, adventure, history and in-depth, behind-the-scenes glimpses at the people, places and organizations that shape and share our world.

•
Discovery Channel content includes Gold Rush, Naked and Afraid, Deadliest Catch, Fast N' Loud, Street Outlaws, Alaskan Bush People, Manhunt: UNABOMBER, and recently, the return of Cash Cab. Discovery Channel is also home to Shark Week, the network's long-running annual summer TV event.

•	Target viewers are adults aged 25-54, particularly men.

•
TLC reached approximately 89 million subscribers in the U.S. as of December 31, 2017, and also reached 9 million subscribers in Canada that are included in the U.S. Networks segment as of December 31, 2017. TLC content reached approximately 375 million subscribers in international markets as of December 31, 2017 including the Home & Health, Real Time and Travel & Living brands.

•	TLC celebrates remarkable real-life stories without judgment, programming genres that include fascinating families, heartwarming transformations and life's milestone moments.

•	Content on TLC includes the 90 Day Fiancé franchise, Little People, Big World, Long Island Medium, Outdaughtered and returning in 2018, Trading Spaces.

•	Target viewers are adults aged 25-54, particularly women.

•
Animal Planet reached approximately 87 million subscribers in the U.S. and 2 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2017. Animal Planet reached approximately 263 million subscribers in international markets as of December 31, 2017.

•
Animal Planet immerses viewers in the full range of life in the animal kingdom with rich, deep content via multiple platforms, offering animal lovers access to a centralized, television, digital social and mobile community for immersive, engaging, high-quality entertainment, information and enrichment.

•	Content on Animal Planet includes River Monsters, Tanked, Pit Bulls & Parolees, The Zoo, Dr. Jeff: Rocky Mountain Vet, Treehouse Masters and Puppy Bowl.

•	Target viewers are adults aged 25-54.

•
Investigation Discovery ("ID") reached approximately 84 million subscribers in the U.S. and 1 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2017. ID reached approximately 167 million subscribers in international markets as of December 31, 2017.

•
ID is a leading mystery and suspense network. From harrowing crimes and salacious scandals to the in-depth investigation and heart-breaking mysteries behind these "real people, real stories," ID challenges our everyday understanding of culture, society and the human condition.

•	ID content includes the American Murder Mystery franchise, Homicide Hunter: Lt. Joe Kenda, People Magazine Investigates, Deadline: Crime with Tamron Hall and On The Case With Paula Zahn.

•	Target viewers are adults aged 25-54, particularly women.

•
Science Channel reached approximately 65 million subscribers in the U.S. and 2 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2017. Science Channel reached approximately 117 million subscribers in international markets as of December 31, 2017.

•
Science Channel is home to all things science around the clock. Science Channel is the premiere TV, digital and social community for those with a passion for science, space, technology, archeology, and engineering.

•	Content on Science Channel includes MythBusters, Street Science, Outrageous Acts of Science, What on Earth?, How the Universe Works and How It's Made.

•	Target viewers are adults aged 25-54.

•
Velocity reached approximately 73 million subscribers in the U.S. as of December 31, 2017. Velocity reached approximately 114 million subscribers in international markets, where the brand is known as Turbo, as of December 31, 2017.

•
Velocity engages viewers with a variety of high-octane, action-packed, intelligent thrilling automotive programming. In addition to series and specials exemplifying the very best of the automotive genre, the network broadcasts approximately 100 hours of live event coverage every year.

•	Content on Velocity includes Wheeler Dealers, Texas Metal, Iron Resurrection and Barrett-Jackson Live.

•
In 2017, Discovery formed a joint venture ("VTEN") with Velocity and TEN to create a leading automotive digital media company comprised of consumer automotive brands including Motor Trend, Hot Rod, Automobile, and more. Motor Trend On Demand, which is part of the transaction and is being enhanced with Velocity content, represents the Company's first direct-to-consumer opportunity in the U.S. Discovery has a 67.5% ownership interest in the new joint venture. The joint venture is controlled and consolidated by Discovery. (See Note 3 to the accompanying consolidated financial statements.)

•	Target viewers are adults aged 25-54, particularly men.
U.S. NETWORKS
U.S. Networks generated revenues of $3.4 billion and adjusted operating income before depreciation and amortization ("Adjusted OIBDA") of $2.0 billion during 2017, which represented 50% and 80% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment owns and operates 11 national television networks, including fully distributed television networks such as Discovery Channel, TLC and Animal Planet.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from distributors for licensed content and content to equity method investee networks, referred to as other distribution revenue; fees from advertising sold on our television networks and digital products, which includes our GO suite of TVE applications and our virtual reality product, Discovery VR; fees from providing sales representation, network distribution services; and revenue from licensing our brands for consumer products. During 2017, distribution, advertising and other revenues were 47%, 51% and 2%, respectively, of total net revenues for this segment.
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. We provide authenticated U.S. TV Everywhere products that are available to certain subscribers and connect viewers through GO applications with live and on-demand access to award-winning shows and series from 10 U.S. networks in the Discovery portfolio: Discovery Channel, TLC, Animal Planet, ID, Science Channel, Velocity, Discovery Family Channel, Destination America, American Heroes Channel ("AHC") and Discovery Life. The Oprah Winfrey Network ("OWN"), a consolidated subsidiary as of November 30, 2017, is currently on the Watch OWN application. During 2017, we achieved incremental increases in U.S. digital platform consumption. We also provide our networks to consumers as part of subscription-based over-the-top services provided by DirectTV Now, Sony Vue and Philo.
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
In addition to the global networks described in the overview section above, we operate networks in the U.S. that utilize the following brands:

•	OWN reached approximately 76 million subscribers in the U.S. as of December 31, 2017.

•
OWN is the first and only network named for, and inspired by, a single iconic leader. OWN is a leading destination for premium scripted and unscripted programming from today's most innovative storytellers, including award-winning filmmaker Ava DuVernay (Queen Sugar), writers/producers Mara Brock Akil and Salim Akil (Love Is__), and upcoming projects from Academy Award-winning writer Tarell Alvin McCraney and Emmy Award-nominated producer/writer Will Packer.

•	Target viewers are African-American women aged 25-54.

•
On November 30, 2017, the Company acquired from Harpo, Inc. ("Harpo") a controlling interest in OWN, increasing Discovery’s ownership stake from 49.50% to 73.99%. OWN is a pay-TV network and website that provides adult lifestyle and entertainment content, which is focused on African Americans. As a result of the transaction on November 30, 2017, the accounting for OWN was changed from an equity method investment to a consolidated subsidiary.

•	We have a 60% controlling financial interest in Discovery Family and account for it as a consolidated subsidiary. Hasbro, Inc. ("Hasbro") owns the remaining 40% of Discovery Family.

•	Discovery Family reached approximately 58 million subscribers in the U.S. as of December 31, 2017.

•	Discovery Family reached approximately 8 million viewers in international markets as of December 31, 2017.

•	Discovery Family is programmed with a mix of original series, family-friendly movies, and programming from Discovery’s nonfiction library and Hasbro Studios’ popular animation franchises.

•	Content on Discovery Family includes My Little Pony: Friendship is Magic and Equestria Girls, Zak Storm, Littlest Pet Shop, lifestyle programming and family-friendly movies.

•	Target viewers are children aged 2-11, family inclusive and adults aged 25-54.

•
AHC reached approximately 51 million subscribers in the U.S. as of December 31, 2017. AHC also reached approximately 1 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2017.

•	AHC provides a rare glimpse into major events that shaped our world, visionary leaders and unexpected heroes who made a difference, and the great defenders of our freedom.

•	Content on AHC includes Gunslingers, Apocalypse WWI and America: Fact vs. Fiction.

•	Target viewers are adults aged 35-64, particularly men.

•	Destination America reached approximately 48 million subscribers in the U.S. as of December 31, 2017.

•
Destination America celebrates the people, places and stories of the United States, showcasing programming about myths, legends, food, adventure, natural history, and iconic landscapes from Alaska to Appalachia.

•	Content on Destination America includes Ghosts of Shepherdstown, Haunted Towns, Paranormal Lockdown, Mountain Monsters, A Haunting and Ghost Brothers.

•	Target viewers are adults aged 18-54.

•	Discovery Life reached approximately 46 million subscribers in the U.S. as of December 31, 2017.

•	Discovery Life reached approximately 8 million subscribers in international markets as of December 31, 2017.

•
Discovery Life entertains viewers with gripping, real-life dramas, featuring storytelling that chronicles the human experience from cradle to grave, including forensic mysteries, amazing medical stories, emergency room trauma, baby and pregnancy programming, parenting challenges, and stories of extreme life conditions.

•	Content on Discovery Life includes Untold Stories of the E.R., Body Bizarre, My Strange Addiction, Emergency 24/7 and Diagnose Me.

•	Target viewers are adults aged 25-54.

INTERNATIONAL NETWORKS
International Networks generated revenues of $3.3 billion and Adjusted OIBDA of $859 million during 2017, which represented 48% and 34% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks and brands that are delivered across multiple distribution platforms. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, Discovery Kids, DMAX and Discovery Home & Health. As of December 31, 2017, International Networks operated over 400 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA networks in Europe and the Middle East and broadcast networks in Denmark, Norway and Sweden, and continues to pursue further international expansion. FTA and broadcast networks generate a significant portion of International Networks' revenue. The penetration and growth rates of television services vary across countries and territories depending on numerous factors including the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks has a large international distribution platform for its 37 networks, with as many as 14 networks distributed in any particular country or territory across approximately 220 countries and territories around the world. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
Effective January 1, 2018, we realigned our International Networks management reporting structure. The table below represents the reporting structures during the periods presented in the consolidated financial statements.

Reporting Structure effective January 1, 2018	Reporting Structure effective January 1, 2017	Reporting Structure effective January 1, 2015
Europe, Middle East and Africa ("EMEA"), includes the former CEEMEA, Southern Europe, Nordics and the U.K. Additionally, the grouping includes Australia and New Zealand, previously included as part of Asia-Pacific
	CEEMEA, expanded to include Belgium, the Netherlands and Luxembourg	Central and Eastern Europe, Middle East and Africa ("CEEMEA"), included Germany, Switzerland and Austria
	Nordics	Northern Europe included the Nordics, U.K, Netherlands, Belgium and Luxembourg
U.K.
	Southern Europe	Southern Europe
Latin America	Latin America	Latin America
Asia-Pacific now excludes Australia and New Zealand	Asia-Pacific	Asia-Pacific

In addition to the global networks described in the overview section above, we operate networks internationally that utilize the following brands:

•
Eurosport is the leading sports entertainment provider across Europe with the following TV brands: Eurosport 1, Eurosport 2 and Eurosport News, reaching viewers across Europe and Asia, as well as Eurosport Digital, which includes Eurosport Player and Eurosport.com.

•	Subscribers reached by each brand as of December 31, 2017 were as follows: Eurosport 1: 154 million; Eurosport 2: 82 million; and Eurosport News: 6 million.

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

•
We have acquired the exclusive broadcast rights across all media platforms throughout Europe for the four Olympic Games between 2018 and 2024 for €1.3 billion ($1.5 billion as of December 31, 2017). The broadcast rights exclude France for the Olympic Games in 2018 and 2020, and exclude Russia. In addition to FTA broadcasts for the Olympic Games, many of these events are set to air on Eurosport's pay-TV platforms, and every minute of the Olympic Games will be available exclusively on the Eurosport Player, the network’s direct-to-consumer streaming service.

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

•	As of December 31, 2017, DMAX reached approximately 102 million viewers through FTA networks, according to internal estimates.

•	DMAX is a men’s factual entertainment channel in Asia and Europe.

•	Discovery Kids reached approximately 122 million viewers, according to internal estimates, as of December 31, 2017.

•	Discovery Kids is a leading children's network in Latin America and Asia.

Our International Networks segment also owns and operates the following regional television networks, which reached the following number of subscribers and viewers via pay and FTA or broadcast networks, respectively, as of December 31, 2017:

	Television Service	International Subscribers/Viewers (millions)
Quest	FTA	66
Dsport	FTA	43
Nordic broadcast networks(a)	Broadcast	34
Quest Red	FTA	27
Giallo	FTA	25
Frisbee	FTA	25
Focus	FTA	25
K2	FTA	25
Nove	FTA	25
Discovery HD World	Pay	17
DKISS	Pay	15
Shed	Pay	12
Discovery HD Theater	Pay	11
Discovery History	Pay	10
Discovery Civilization	Pay	8
Discovery World	Pay	6
Discovery en Espanol (U.S.)	Pay	6
Discovery Familia (U.S.)	Pay	6
Discovery Historia	Pay	6
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

Similar to U.S. Networks, a significant source of revenue for International Networks relates to fees charged to operators who distribute our linear networks. Such operators primarily include cable and DTH satellite service providers, internet protocol television ("IPTV") and over-the-top operators ("OTT"). International television markets vary in their stages of development. Some markets, such as the U.K., are more advanced digital television markets, while others remain in the analog environment with varying degrees of investment from operators to expand channel capacity or convert to digital technologies. Common practice in international markets results in long-term contractual distribution relationships with terms generally shorter than similar customers in the U.S. Distribution revenue for our International Networks segment is largely dependent on the number of subscribers that receive our networks or content, the rates negotiated in the distributor agreements, and the market demand for the content that we provide.
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
During 2017, distribution, advertising and other revenues were 57%, 41% and 2%, respectively, of total net revenues for this segment. While the Company has traditionally operated cable networks, in recent years an increasing portion of the Company's international advertising revenue is generated by FTA or broadcast networks, unlike U.S. Networks. During 2017, FTA or broadcast networks generated 54% of International Networks' advertising revenue and pay-TV networks generated 46% of International Networks' advertising revenue.
International Networks' largest cost is content expense for localized programming disseminated via more than 400 unique distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third parties. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. Content acquired from U.S. Networks and content developed locally airing on the same network is amortized similarly, as amortization rates vary by network. More than half of International Networks' content is amortized using an accelerated amortization method, while the remainder is amortized on a straight-line basis. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each component of the arrangement.
While International Networks and U.S. Networks have similarities with respect to the nature of operations, the generation of revenue and the categories of expense, International Networks have a lower segment margin due to lower economies of scale from being in over 220 markets requiring additional cost for localization to satisfy market variations.  International Networks also include sports and FTA broadcast channels, which drive higher costs from sports rights and production and investment in broad entertainment programming for broadcast networks.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” After a preliminary phase of negotiations towards the end of 2017, the U.K. government and the E.U. will in 2018 negotiate the main principles of the U.K.’s future relationship with the E.U., as well as a transitional period. Brexit may have an adverse impact on advertising, subscribers, distributors and employees, as described in Item 1A, Risk Factors, below. We continue to monitor the situation and plan for potential effects to our distribution and licensing agreements, unusual foreign currency exchange rate fluctuations, and changes to the legal and regulatory landscape.
EDUCATION AND OTHER
Education and Other generated revenues of $158 million during 2017, which represented 2% of our total consolidated revenues. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hard copy curriculum-based content. Other is comprised of our wholly-owned production studio, which provides services to our U.S. Networks and International Networks segments at cost.
On February 26, 2018, the Company announced the planned sale of a controlling equity stake in its education business in the first half of 2018, to Francisco Partners for cash of $120 million. No loss is expected upon sale. The Company will retain an equity interest. Additionally, the Company will have ongoing license agreements which are considered to be at fair value. As of December 31, 2017, the Company determined that the education business did not meet the held for sale criteria, as defined in GAAP as management had not committed to a plan to sell the assets.
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
Our largest single cost is content expense, which includes content amortization, content impairment and production costs for programming. We amortize the cost of capitalized content rights based on the proportion that the current year's estimated revenues bear to the estimated remaining total lifetime revenues, which normally results in an accelerated amortization method over the estimated useful lives. However, certain networks also utilize a straight-line method of amortization over the estimated useful lives of the content. Content is amortized primarily over periods of three to four years. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each season in the arrangement. Content assets are reviewed for impairment when impairment indicators are present, such as low viewership or limited expected use. Impairment losses are recorded for content asset carrying value in excess of net realizable value.
REVENUES
We generate revenues principally from fees charged to operators who distribute our network content, which primarily include cable, DTH satellite, telecommunication and digital service providers and advertising sold on our networks and digital products. Other transactions include curriculum-based products and services, affiliate and advertising sales representation services, production of content, content licenses and the licensing of our brands for consumer products. During 2017, distribution, advertising and other revenues were 51%, 44% and 5%, respectively, of consolidated revenues. No individual customer represented more than 10% of our total consolidated revenues for 2017, 2016 or 2015.
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
In the U.S., more than 90% of distribution revenues come from the top 10 distributors, with whom we have agreements that expire at various times from 2018 through 2021. Outside of the U.S., approximately 42% of distribution revenue comes from the top 10 distributors. Distribution fees are typically collected ratably throughout the year. International television markets vary in their stages of development. Some are more advanced digital multi-channel television markets, while others operate in the analog environment with varying degrees of investment from distributors in expanding channel capacity or converting to digital.
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
COMPETITION
Providing content across various distribution platforms is a highly competitive business worldwide. We experience competition for the development and acquisition of content, distribution of our content, sale of commercial time on our networks and viewership. There is competition from other production studios, other television networks, and the internet for the acquisition of content and creative talent such as writers, producers and directors. In certain instances, internet competitors have been able to acquire content at more competitive prices since content ownership may benefit their business in other ways. Our ability to produce and acquire popular content is an important competitive factor for the distribution of our content, attracting viewers and the sale of advertising. Our success in securing popular content and creative talent depends on various factors such as the number of competitors providing content that targets the same genre and audience, the distribution of our content, viewership, and the production, marketing and advertising support we provide.
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
Our networks and digital products compete with other television networks, including broadcast, cable, local networks and other content distribution outlets for their target audiences and the sale of advertising. Our success in selling advertising is a function of the size and demographics of our audiences, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular content, the brand appeal of the network and ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.
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
EMPLOYEES
As of December 31, 2017, we had approximately 7,000 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures.
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
Risks Related to Our Business
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

Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors and from connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Likewise, distributors are offering smaller programming packages known as “skinny bundles,” which are delivered at a lower cost than traditional offerings and sometimes allow consumers to create a customized package of networks, that are gaining popularity among consumers. If our networks are not included in these packages or consumers favor alternative offerings, we may experience a decline in viewership and ultimately the demand for our programming, which could lead to lower distribution and advertising revenues. We have also seen declines in subscribers to the traditional cable bundle. In 2017, total U.S. Networks portfolio subscribers declined 5% while subscribers to our fully distributed networks declined 3% for the same period. Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.
Consolidation among cable and satellite providers, both domestically and internationally, could have an adverse effect on our revenue and profitability.
Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. In the U.S., approximately 90% of our distribution revenues come from the top 10 distributors. For the International Networks segment, approximately 42% of distribution revenue comes from the 10 largest distributors. We currently have agreements in place with the major cable and satellite operators in U.S. Networks and International Networks which expire at various times through 2021. Some of our largest distributors have combined, and as a result, have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. In addition, many of the countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could reduce the number of distributors to carry our programming, subject our affiliate fee revenue to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators which could have an adverse effect on our financial condition or results of operations.
The success of our business depends on the acceptance of our entertainment content by our U.S. and foreign viewers, which may be unpredictable and volatile.
The production and distribution of entertainment content are inherently risky businesses because the revenue we derive and our ability to distribute our content depend primarily on consumer tastes and preferences that often change in unpredictable ways. Our success depends on our ability to consistently create and acquire content that meets the changing preferences of viewers in general, in special interest groups, in specific demographic categories and in various international marketplaces. As the home of the Olympic Games in Europe until 2024, we have been developing and innovating new forms of content in connection with the Olympic Games. Our success with the Olympics depends on audience acceptance of this content. If viewers do not find our Olympic Games content acceptable, we could see low viewership, which could lead to low distribution and advertising revenues.
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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government has begun negotiating the terms of the U.K.’s future relationship with the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose subscribers, distributors and employees. If the U.K. loses access to the single E.U. market and the global trade deals negotiated by the E.U., it could have a detrimental impact on our U.K. growth. Such a decline could also make our doing business in Europe more difficult, which could delay and reduce the scope our distribution and licensing agreements. Without access to the single E.U. market, it may be more challenging and costly to obtain intellectual property rights for our content within the U.K. or distribute our services in Europe. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect our employees and their ability to move freely between the E.U. member states for work-related matters.
Foreign exchange rate fluctuations may adversely affect our operating results and financial conditions.
We have significant operations in a number of foreign jurisdictions and certain of our operations are conducted and certain of our debt obligations are denominated in foreign currencies. As a result, we have exposure to foreign currency risk as we enter into transactions and make investments denominated in multiple currencies. The value of these currencies fluctuates relative to the U.S. dollar. Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues and expenses of our operations outside of the U.S. from local currencies into U.S. dollars using exchange rates for the current period. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. This increased exposure could have an adverse effect on our reported results of operations and net asset balances. There is no assurance that downward trending currencies will rebound or that stable currencies will remain unchanged in any period or for any specific market.
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
Our on-line, mobile and app offerings, as well as our internal systems, involve the storage and transmission of proprietary information, and we and our partners rely on various technology systems in connection with the production and distribution of our programming. Our systems may be breached due to employee error, malicious code, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our proprietary information, which may include user data, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have an adverse effect on our business.
Our equity method and cost method investments' financial performance may differ from current estimates.
We have equity investments in several entities and the accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership and the level of influence or control we have over the relevant entity. Any losses experienced by these entities could adversely impact our results of operations and the value of our investment. In addition, if these entities were to fail and cease operations, we may lose the entire value of our investment and the stream of any shared profits. Some of our ventures may require additional uncommitted funding. We also have significant investments in entities that we have accounted for using the cost method. If these entities experience significant losses or were to fail and cease operations, our investments could be subject to impairment and the loss of a part or all of our investment value.
Risks Related to the Scripps Networks Acquisition
We may not be able to successfully integrate the Scripps Networks business with our own, realize the anticipated benefits of the Scripps Networks acquisition or manage our expanded operations, any of which would adversely affect our results of operations.
We have devoted, and expect to continue to devote, significant management attention and resources to integrating our organization, procedures, and operations with those of Scripps Networks. Such integration efforts are costly due to the large number of processes, policies, procedures, locations, operations, technologies and systems to be integrated, including purchasing, accounting and finance, sales, service, operations, payroll, pricing, marketing and employee benefits. Integration expenses could, particularly in the short term, exceed the cost synergies we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale, which could result in significant charges to earnings that we cannot currently quantify. Potential difficulties that we may encounter as part of the integration process include the following:

•
our inability to successfully combine our business with Scripps Networks in a manner that permits the combined company to achieve the full synergies and other benefits anticipated to result from the merger; and

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating products, services, complex and different information technology systems, control and compliance processes, technology, networks and other assets of each of the companies in a cohesive manner.

Following the merger, the size and complexity of the business of the combined company will increase significantly. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected synergies and benefits anticipated from the merger.
DCL was not obligated to place in escrow the net proceeds of its senior notes that were issued in September 2017, partially to fund the Scripps Networks acquisition (the “Senior Notes”), and, as a result, we may not be able to redeem the Senior Notes upon a special mandatory redemption.
Under the terms of the Senior Notes, we are obligated to redeem the Senior Notes at a redemption price of 101% of their principal amount plus accrued and unpaid interest if the Scripps acquisition does not close by August 18, 2018 (a “special mandatory redemption”).  We were not obligated to place the net proceeds of the offering of the Senior Notes in escrow prior to the completion of the Scripps Networks acquisition or to provide a security interest in those proceeds, and the indenture governing the Senior Notes imposes no other restrictions on our use of these proceeds during that time. Accordingly, the source of funds for any redemption of the $500 million principal amount of 2.200% senior notes due 2019, $1.20 billion principal amount of 2.950% senior notes due 2023, $1.70 billion principal amount of 3.950% senior notes due 2028, $1.25 billion principal amount of 5.000% senior notes due

2037 and $1.25 billion principal amount of 5.200% senior notes due 2047 or £400 million principal amount of 2.500% senior notes due 2024 upon a special mandatory redemption would be the proceeds that we have voluntarily retained or other sources of liquidity, including available cash, borrowings, sales of assets or sales of equity. We may not be able to satisfy our obligation to redeem these Senior Notes upon a special mandatory redemption, because we may not have sufficient financial resources to pay the aggregate redemption price on such Senior Notes. Our failure to redeem these Senior Notes as required under the indenture would result in a default under the indenture, which could result in defaults under our and our subsidiaries’ other debt agreements and have material adverse consequences for us and the holders of the Senior Notes. In addition, our ability to redeem the senior notes for cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time.
General Risks
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
Acquisitions and other strategic transactions present many risks and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.
From time to time we make acquisitions, investments and enter into other strategic transactions, including our planned transaction with Scripps Networks. In connection with such acquisitions and strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, subscribers, affiliates and vendors, incur significant debt, or have to delay or not proceed with announced transactions such as the Scripps Networks transaction. Additionally, regulatory agencies, such as the FCC or DOJ may impose additional restrictions on the operation of our business as a result of our seeking regulatory approvals for any significant acquisitions and strategic transactions. The occurrence of any of these events could have an adverse effect on our business.
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
Our business depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and entertainment personalities. Our success after the Scripps Networks acquisition will depend in part upon our ability to retain key employees. Prior to and following the completion of the merger, current and prospective employees may experience uncertainty about their future roles with Discovery and choose to pursue other opportunities, which could have an adverse effect on Discovery after the transaction. If key employees depart, the integration of Scripps Networks with Discovery may be more difficult and our business following the completion of the merger may be adversely affected. Additionally, we employ or contract with entertainment personalities who may have loyal audiences. These individuals are important to audience endorsement of our programs and other content. There can be no assurance that these individuals will remain with us or retain their current audiences. If we fail to retain key individuals or if our entertainment personalities lose their current audience base, our operations could be adversely affected.
Newly-enacted US tax reform could adversely impact our international business and results of operations.
Recently enacted US tax reform could adversely impact our business and results of operations. On December 22, 2017, President Trump signed the 2017 Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform regulations affecting businesses, including corporate tax rates, business deductions, and international tax provisions. Some of the changes, like the new tax on global intangible low-taxed income ("GILTI") or the base erosion and anti-abuse tax ("BEAT"), could have the effect of increasing our effective tax rate, the amount of our consolidated net taxable income subject to income taxes, and our overall tax liability, and could reduce our net income and our earnings per share, as well as our consolidated cash flows and liquidity, even if the changes include a reduction in the rate at which corporate taxable income is taxed. In addition, the determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. Our income taxes could also be materially adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in worldwide tax laws, regulations, or accounting principles.

Risks Related to Our Debt
We have a significant amount of debt and may incur significant amounts of additional debt, which could adversely affect our financial health and our ability to react to changes in our business.
As of December 31, 2017, we had approximately $14.8 billion of consolidated debt, including capital leases. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts associated with our indebtedness. In addition, we have the ability to draw down our $2.5 billion revolving credit facility in the ordinary course, which would have the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.
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
Risks Related to Corporate Structure
As a holding company, we could be unable to obtain cash in amounts sufficient to meet our financial obligations or other commitments.
Our ability to meet our financial obligations and other contractual commitments will depend upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, any dividends and interest we may receive from our investments, availability under our credit facility or any credit facilities that we may obtain in the future and proceeds from any asset sales we may undertake in the future. The ability of our operating subsidiaries, including Discovery Communications, LLC, to pay dividends or to make other payments or advances to us will depend on their individual operating results and any statutory, regulatory or contractual restrictions, including restrictions under our credit facility, to which they may be or may become subject. Under the TCJA, we are subject to U.S. taxes for the deemed repatriation of certain cash balances held by foreign corporations. However, we intent to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Our eleven-person board of directors includes three designees of Advance/Newhouse, including Robert J. Miron, who was the Chairman of Advance/Newhouse until December 31, 2010, and Steven A. Miron, the Chief Executive Officer of Advance/Newhouse. In addition, our board of directors includes two persons who are currently members of the board of directors of Liberty Media, three persons who are currently members of the board of directors of Liberty Global, one person who is currently a member of the board of directors of Liberty Interactive, two persons who are currently members of the board of directors of Liberty Broadband and two persons who are currently members of the board of directors of Charter, of which Liberty Broadband owns an equity interest. John C. Malone is the Chairman of the boards of all of the Liberty Entities and is a member of the board of directors of Charter. The parent company of Advance/Newhouse and the Liberty Entities own interests in a range of media, communications and entertainment businesses.
Advance/Newhouse will elect three directors annually for so long as it owns a specified minimum amount of our Series A-1 convertible preferred stock. The Advance/Newhouse Series A-1 convertible preferred stock, which votes with our common stock on all matters other than the election of directors, represents approximately 24% of the voting power of our outstanding shares. The Series A-1 convertible preferred stock also grants Advance/Newhouse consent rights over a range of our corporate actions, including fundamental changes to our business, the issuance of additional capital stock, mergers and business combinations and certain acquisitions and dispositions.
None of the Liberty Entities own any interest in us. Mr. Malone beneficially owns stock of Liberty Media representing approximately 47% of the aggregate voting power of its outstanding stock, owns shares representing approximately 26% of the aggregate voting power of Liberty Global, shares representing approximately 39% of the aggregate voting power of Liberty Interactive, shares representing approximately 46% of the aggregate voting power of Liberty Broadband and shares representing approximately 21% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Mr. Malone controls approximately 28% of our aggregate voting power relating to the election of our eight common stock directors, assuming that the preferred stock owned by Advance/Newhouse has not been converted into shares of our common stock. Our directors who are also directors of the Liberty Entities own stock and stock incentives of the Liberty Entities and own our stock and stock incentives.
These ownership interests and/or business positions could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us, Advance/Newhouse and/or the Liberty Entities. For example, there may be the potential for a conflict of interest when we, on the one hand, or Advance/Newhouse and/or one or more of the Liberty Entities, on the other hand, consider acquisitions and other corporate opportunities that may be suitable for the other.
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
Certain provisions of our charter and bylaws may discourage, delay or prevent a change in control that a stockholder may consider favorable. These provisions include the following:

•
authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A-1 that entitles the holders to one vote per share and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;

•
authorizing the Series A-1 convertible preferred stock with special voting rights, which prohibits us from taking any of the following actions, among others, without the prior approval of the holders of a majority of the outstanding shares of such stock:

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
Advance/Newhouse has been granted registration rights covering all of the shares of common stock issuable upon conversion of the convertible preferred stock held by Advance/Newhouse. Advance/Newhouse’s Series A-1 convertible preferred stock is currently convertible into nine share of our Series A common stock and Advance/Newhouse’s Series C-1 convertible preferred stock is convertible into 19.3648 shares of our Series C common stock, subject to certain anti-dilution adjustments. The registration rights, which are immediately exercisable, are transferable with the sale or transfer by Advance/Newhouse of blocks of shares representing 10% or more of the preferred stock it holds. The exercise of the registration rights, and subsequent sale of possibly large amounts of our common stock in the public market, could materially and adversely affect the market price of our common stock.
John C. Malone and Advance/Newhouse each have significant voting power with respect to corporate matters considered by our stockholders.
For corporate matters other than the election of directors, Mr. Malone and Advance/Newhouse each beneficially own shares of our stock representing approximately 21% and 24%, respectively, of the aggregate voting power represented by our outstanding stock. With respect to the election of directors, Mr. Malone controls approximately 28% of the aggregate voting power relating to the election of the eight common stock directors (assuming that the convertible preferred stock owned by Advance/Newhouse (the “A/N Preferred Stock”) has not been converted into shares of our common stock). The A/N Preferred Stock carries with it the right to designate three preferred stock directors to our board (subject to certain conditions), but does not carry voting rights with respect to the election of the eight common stock directors. Also, under the terms of the A/N Preferred Stock, Advance/Newhouse has special voting rights as to certain enumerated matters, including material amendments to the restated charter and bylaws, fundamental changes in our business, mergers and other business combinations, certain acquisitions and dispositions and future issuances of capital stock. Although there is no stockholder agreement, voting agreement or any similar arrangement between Mr. Malone and Advance/Newhouse, by virtue of their respective holdings, Mr. Malone and Advance/Newhouse each have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
We own and lease approximately 2.27 million square feet of building space for the conduct of our businesses at 84 locations throughout the world. In the U.S. alone, we own and lease approximately 597,000 and 840,000 square feet of building space, respectively, at 22 locations. Principal locations in the U.S. include: (i) a headquarters located at One Discovery Place, Silver Spring, Maryland, where approximately 543,000 square feet is used for certain executive and corporate offices and general office space by our U.S. Networks and Education and Other segments, (ii) general office space at 850 Third Avenue, New York, New York, where approximately 190,000 square feet is primarily used for sales by our U.S. Networks segment and certain executive offices, (iii) general office space facility located at 8045 Kennett Street, Silver Spring, Maryland, where approximately 149,000 square feet is primarily used by our U.S. Networks segment, (iv) general office space located at 10100 Santa Monica Boulevard, Los Angeles, California, where approximately 64,000 square feet is primarily used by our U.S. Networks segment, (v) general office space at 6505 Blue Lagoon Drive, Miami, Florida, where approximately 91,000 square feet is primarily used by our International Networks segment, and (vi) an origination facility at 45580 Terminal Drive, Sterling, Virginia, where approximately 54,000 square feet of space is used to manage the distribution of domestic network television content by our U.S. Networks segment.
We also lease over 833,000 square feet of building space at 62 locations outside of the U.S., including the U.K., France, Denmark, Italy, Singapore & Poland. Included in the non-US office figures are approximately 138,000 square feet of building space used for office, production and post-production for Eurosport.
Each property is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations. Our policy is to improve and replace property as considered appropriate to meet the needs of the individual operation.
On January 9, 2018, we issued a press release announcing a new real estate strategy with plans to relocate the Company's global headquarters from Silver Spring, Maryland to New York City in 2019. As of December 31, 2017, we did not meet the held for sale classification criteria, as defined in the U.S. generally accepted accounting principles ("GAAP"), as it is uncertain that the sale of the Silver Spring property will be completed within the next twelve months.
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

On September 20, 2017, a putative class action lawsuit captioned Inzlicht-Sprei v. Scripps Networks Interactive, et al. (Case No. 3:17-cv-00420), which we refer to as the “Inzlicht-Sprei action”, was filed in the United States District Court for the Eastern District of Tennessee. A putative class action lawsuit captioned Berg v. Scripps Networks Interactive, et al. (Case No. 2:17-cv-848), which we refer to as the “Berg action”, and a lawsuit captioned Wagner v. Scripps Networks Interactive, et al. (Case No. 2:17-cv-859), which we refer to as the “Wagner action,” were filed in the United States District Court for the Southern District of Ohio on September 27, 2017 and September 29, 2017, respectively. We refer to the Inzlicht-Sprei action, Berg action and Wagner action collectively as the “actions.” The actions alleged that the defendants filed a materially incomplete and misleading Form S-4 in violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. On October 12, 2017, the plaintiff in the Inzlicht-Sprei action filed a notice of voluntary dismissal without prejudice. On November 21, 2017, the plaintiffs in both the Berg action and the Wagner action filed notices of voluntary dismissal.
ITEM 4. Mine Safety Disclosures.
Not applicable.

Executive Officers of Discovery Communications, Inc.
Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report. The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of February 28, 2018.

Name	Position
David M. Zaslav Born January 15, 1960
President, Chief Executive Officer and a common stock director. Mr. Zaslav has served as our President and Chief Executive Officer since January 2007 and a common stock director since September 2008. Mr. Zaslav served as President, Cable & Domestic Television and New Media Distribution of NBC Universal, Inc. ("NBC"), a media and entertainment company, from May 2006 to December 2006. Mr. Zaslav served as Executive Vice President of NBC, and President of NBC Cable, a division of NBC, from October 1999 to May 2006. Mr. Zaslav is a member of the board of Sirius XM Radio Inc., Grupo Televisa S.A.B and LionsGate Entertainment Corp.

Gunnar Wiedenfels Born September 6, 1977
Chief Financial Officer. Mr. Wiedenfels has served as our Chief Financial Officer since April 2017. Prior to joining Discovery, Mr. Wiedenfels served as Chief Financial Officer of ProSiebenSat.1 Media SE ("ProSieben") starting in 2015. Prior to that, he served as ProSieben's Deputy Chief Financial Officer from 2014 to 2015 and served as Chief Group Controller from 2013 to 2015. Previously, he served as ProSieben's Deputy Group Controller, responsible for group-wide budget planning, budget controlling, and management reporting and as Chief Financial Officer, National, where he had commercial responsibility for the group's German-speaking free TV segment. Before this, he worked as a management consultant and engagement manager at McKinsey & Company.

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

Savalle C. Sims Born May 21, 1970
Executive Vice President and General Counsel. Ms. Sims became Executive Vice President and General Counsel in April 2017. Ms. Sims served as our Executive Vice President and Deputy General Counsel from December 2014 to April 2017. Prior to that, Ms. Sims served as our Senior Vice President, Litigation and Intellectual Property from August 2011 through December 2014. Prior to joining Discovery, Ms. Sims was a partner at the law firm of Arent Fox LLP.

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

	Series A Common Stock		Series B Common Stock		Series C Common Stock
	High	Low	High	Low	High	Low
2017
Fourth quarter	$23.73	$16.28	$26.80	$20.00	$22.47	$15.27
Third quarter	$27.18	$20.80	$27.90	$22.00	$26.21	$19.62
Second quarter	$29.40	$25.11	$29.55	$25.45	$28.90	$24.39
First quarter	$29.62	$26.34	$29.65	$27.55	$28.87	$25.76
2016
Fourth quarter	$29.55	$25.01	$30.50	$26.00	$28.66	$24.20
Third quarter	$26.97	$24.27	$28.00	$25.21	$26.31	$23.44
Second quarter	$29.31	$23.73	$29.34	$24.15	$28.48	$22.54
First quarter	$29.42	$24.33	$29.34	$24.30	$28.00	$23.81
As of February 21, 2018, there were approximately 1,308, 75 and 1,414 record holders of our Series A common stock, Series B common stock and Series C common stock, respectively. These amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder.
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
Purchases of Equity Securities
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended December 31, 2017 (in millions, except per share amounts).

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
October 1, 2017 - October 31, 2017	—	$—	—	$—
November 1, 2017 - November 30, 2017	—	$—	—	$—
December 1, 2017 - December 31, 2017	—	$—	—	$—
Total	—		—	$—

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

(b) Under the stock repurchase program, management was authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The Company's authorization under the program expired on October 8, 2017 and we have not repurchased any shares of common stock since then. We historically have funded and in the future may fund stock repurchases through a combination of cash on hand and cash generated by operations and the issuance of debt. In the future, if further authorization is provided, we may also choose to fund stock repurchases through borrowings under our revolving credit facility or future financing transactions. There were no repurchases of our Series A and B common stock during 2017 and no repurchases of Series C common stock during the three months ended December 31, 2017. The Company first announced its stock repurchase program on August 3, 2010.
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C-1 convertible preferred stock convertible into a number of shares of Series C common stock. We did not convert any any shares of Series C-1 convertible preferred stock during the three months ended December 31, 2017. There are no planned repurchases of Series C-1 convertible preferred stock for the first quarter of 2018 as there were no repurchases of Series A or Series C common stock during the three months ended December 31, 2017.

Stock Performance Graph
The following graph sets forth the cumulative total shareholder return on our Series A common stock, Series B common stock and Series C common stock as compared with the cumulative total return of the companies listed in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group of companies comprised of CBS Corporation Class B common stock, Scripps Network Interactive, Inc., Time Warner, Inc., Twenty-First Century Fox, Inc. Class A common stock (News Corporation Class A Common Stock prior to June 2013), Viacom, Inc. Class B common stock and The Walt Disney Company. The graph assumes $100 originally invested on December 31, 2012 in each of our Series A common stock, Series B common stock and Series C common stock, the S&P 500 Index, and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2013, 2014, 2015, 2016 and 2017.

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
DISCA	$100.00	$139.42	$106.23	$82.27	$84.53	$69.01
DISCB	$100.00	$144.61	$116.45	$85.03	$91.70	$78.01
DISCK	$100.00	$143.35	$115.28	$86.22	$91.56	$72.38
S&P 500	$100.00	$129.60	$144.36	$143.31	$156.98	$187.47
Peer Group	$100.00	$163.16	$186.87	$180.10	$200.65	$208.79

Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

ITEM 6. Selected Financial Data.
The table set forth below presents our selected financial information for each of the past five years (in millions, except per share amounts). The selected statement of operations information for each of the three years ended December 31, 2017 and the selected balance sheet information as of December 31, 2017 and 2016 have been derived from and should be read in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” and other financial information included elsewhere in this Annual Report on Form 10-K. The selected statement of operations information for each of the two years ended December 31, 2014 and 2013 and the selected balance sheet information as of December 31, 2015, 2014 and 2013 have been derived from financial statements not included in this Annual Report on Form 10-K.

	2017	2016	2015	2014	2013
Selected Statement of Operations Information:
Revenues	$6,873	$6,497	$6,394	$6,265	$5,535
Operating income	713	2,058	1,985	2,061	1,975
Net (loss) income	(313)	1,218	1,048	1,137	1,077
Net (loss) income available to Discovery Communications, Inc.	(337)	1,194	1,034	1,139	1,075
Basic (loss) earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Net (loss) income	(0.59)	1.97	1.59	1.67	1.50
Diluted (loss) earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Net (loss) income	(0.59)	1.96	1.58	1.66	1.49
Weighted average shares outstanding:
Basic	384	401	432	454	484
Diluted	576	610	656	687	722
Selected Balance Sheet Information:
Cash and cash equivalents	$7,309	$300	$390	$367	$408
Total assets	22,555	15,672	15,803	15,709	14,693
Deferred income taxes	319	467	495	518	579
Long-term debt:
Current portion	30	82	119	1,107	17
Long-term portion	14,755	7,841	7,616	6,002	6,437
Total liabilities	17,532	10,262	10,111	9,358	8,460
Redeemable noncontrolling interests	413	243	241	747	36
Equity attributable to Discovery Communications, Inc.	4,610	5,167	5,451	5,602	6,196
Total equity	$4,610	$5,167	$5,451	$5,604	$6,197

•	(Loss) income per share amounts may not sum since each is calculated independently.

•
As of December 31, 2017, the Company recognized a goodwill impairment charge totaling $1.3 billion for its European reporting unit. (See Note 8 to the accompanying consolidated financial statements.) On November 30, 2017, the Company acquired a controlling interest in OWN from Harpo, increasing Discovery’s ownership stake from 49.50% to 73.99%. Discovery paid $70 million in cash and recognized a gain of $33 million to account for the difference between the carrying value and the fair value of the previously held 49.50% equity interest. On September 25, 2017, the Company acquired a 67.5% controlling interest in VTEN, a new joint venture with GoldenTree, in exchange for its contribution of the Velocity network.On April 28, 2017, the Company sold Raw and Betty to All3Media and recorded a loss of $4 million upon disposition. (See Note 3 to the accompanying consolidated financial statements.) For the year ended December 31, 2017, the Company has incurred transaction and integration costs for the Scripps Networks acquisition of $79 million, including the $35 million charge associated with the modification of Advance/Newhouse's preferred stock. (See Note 12 to the accompanying consolidated financial statements.) In conjunction with the Scripps Networks acquisition, the Company executed a number of new derivative instruments which were settled during September 2017 resulting in a $98 million and $12 million loss in connection with interest rate and foreign exchange contracts, respectively. (See Note 10 to the accompanying consolidated financial statements.)

•
On September 30, 2016, the Company recorded an other-than-temporary impairment of $62 million related to its investment in Lionsgate. On December 2, 2016, the Company acquired a minority interest and formed a new joint venture, Group Nine Media, Inc. ("Group Nine Media"), in exchange for contributions of $100 million and the Company's digital network businesses Seeker and SourceFed, resulting in a gain of $50 million upon deconsolidation of the businesses ("Group Nine Transaction"). As of December 31, 2017, the Company owns a 42% minority interest in Group Nine Media with a carrying value of $212 million. (See Note 4 to the accompanying consolidated financial statements.)

•
On October 7, 2015, the Company recorded a loss of $5 million upon the deconsolidation of its Russian business following its contribution to a joint venture with a Russian media company, National Media Group. As part of the transaction, Discovery obtained a 20% ownership interest in the New Russian Business, which is accounted for under the equity method of accounting. On June 30, 2015, Discovery sold its radio businesses in Northern Europe to Bauer Media Group for total consideration, net of cash disposed of €72 million ($80 million). The cumulative gain on the disposal is $1 million. Based on the final resolution and receipt of contingent consideration payable, Discovery recorded a pre-tax gain of $13 million for the year ended December 31, 2016. The Company had previously recorded a $12 million loss including estimated contingent consideration as disclosed for the year ended December 31, 2015. (See Note 3 to the accompanying consolidated financial statements.)

•
On September 23, 2014, we acquired an additional 10% ownership interest in Discovery Family. The purchase increased our ownership interest from 50% to 60%. As a result, the accounting for Discovery Family was changed from an equity method investment to a consolidated subsidiary. (See Note 3 to the accompanying consolidated financial statements.) On May 30, 2014, the Company acquired a controlling interest in Eurosport International by increasing Discovery’s ownership stake from 20% to 51%. As a result, as of that date, the accounting for Eurosport was changed from an equity method investment to a consolidated subsidiary. On March 31, 2015, the Company acquired a controlling interest in Eurosport France increasing Discovery's ownership stake by 31% upon the resolution of certain regulatory matters and began accounting for Eurosport France as a consolidated subsidiary. On October 1, 2015, the Company acquired the remaining 49% of Eurosport for €491 million ($548 million) upon TF1's exercise of its right to put. (See Note 11 to the accompanying consolidated financial statements.)

•
On April 9, 2013, we acquired the television and radio operations of SBS Nordic. The acquisition has been included in our operating results since the acquisition date. The radio operations of SBS Nordic were subsequently sold on June 30, 2015. (See Note 3 to the accompanying consolidated financial statements.)

•
Balance sheet amounts for prior years have been adjusted to reclassify debt issuance costs from other noncurrent assets to noncurrent portion of debt in accordance with ASU 2015-03 adopted in 2014. Amounts reclassified were $44 million and $45 million for 2014 and 2013, respectively.

•
The Company retrospectively adopted ASU 2015-17 guidance effective January 1, 2017. This guidance requires deferred tax assets and deferred tax liabilities to be presented as non-current assets and liabilities, respectively. Balance sheet amounts reclassified were $86 million, $61 million, $261 million and $241million for 2016, 2015, 2014 and 2013, respectively. (See Note 2 to the accompanying consolidated financial statements.)

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, anticipated sources and uses of capital and our proposed acquisition of Scripps Networks. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, subscription video on demand (“SVOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; continued consolidation of distribution customers and production studios; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; rapid technological changes; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors or other business partners over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets, from events including Brexit; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; our ability to complete, integrate and obtain the anticipated benefits and synergies from our proposed business combinations and acquisitions, including our proposed acquisition of Scripps Networks, on a timely basis or at all; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost-reduction initiative; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes, such as U.S. tax reform, or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; our significant level of debt; reduced access to capital markets or significant increases in costs to borrow; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. For additional risk factors, refer to Item 1A, “Risk Factors.” These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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

RESULTS OF OPERATIONS – 2017 vs. 2016
Consolidated Results of Operations – 2017 vs. 2016
Our consolidated results of operations for 2017 and 2016 were as follows (in millions).

	Year Ended December 31,
	2017	2016	% Change
Revenues:
Distribution	$3,474	$3,213	8%
Advertising	3,073	2,970	3%
Other	326	314	4%
Total revenues	6,873	6,497	6%
Costs of revenues, excluding depreciation and amortization	2,656	2,432	9%
Selling, general and administrative	1,768	1,690	5%
Impairment of goodwill	1,327	—	NM
Depreciation and amortization	330	322	2%
Restructuring and other charges	75	58	29%
Loss (gain) on disposition	4	(63)	NM
Total costs and expenses	6,160	4,439	39%
Operating income	713	2,058	(65)%
Interest expense	(475)	(353)	35%
Loss on extinguishment of debt	(54)	—	NM
Loss from equity method investees, net	(211)	(38)	NM
Other (expense) income, net	(110)	4	NM
(Loss) income before income taxes	(137)	1,671	NM
Income tax expense	(176)	(453)	(61)%
Net (loss) income	(313)	1,218	NM
Net income attributable to noncontrolling interests	—	(1)	NM
Net income attributable to redeemable noncontrolling interests	(24)	(23)	4%
Net (loss) income available to Discovery Communications, Inc.	$(337)	$1,194	NM

NM - Not meaningful
Revenues
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from SVOD content licensing and other emerging forms of digital distribution. Distribution revenue increased 8%. Excluding the impact of foreign currency fluctuations, distribution revenue increased 7%. U.S. Networks distribution revenue increases were driven by increases in affiliate fee rates and increases in SVOD revenue partially offset by a decline in affiliate subscribers. Total U.S. Networks portfolio subscribers declined 5% for the year ended December 31, 2017, while subscribers to our fully distributed networks declined 3% for the same period. International Networks' distribution revenue increase was mostly due to increases in contractual rates in Europe following further investment in sports content, and to a lesser extent increases in Latin America due to increases in rates offset by decreases in subscribers. Contributions from other distribution revenues also contributed slightly to growth. Other distribution revenues were comprised of content deliveries under licensing agreements. These increases were partially offset by decreases in contractual rates in Asia.

Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Advertising revenue increased 3% in 2017 compared to 2016. The increase for our U.S. Networks was primarily due to pricing increases and continued monetization of our GO platform, partially offset by lower audience delivery due to continued linear distribution audience universe declines. International Networks' increases were primarily due to increased volume across key markets in Europe, particularly Southern Europe and Germany, and Latin America. The increase was partially offset by declines in ad sales due to lower pricing and volume in Asia.
Other revenue increased 4% compared with the prior year, primarily due to the formation and consolidation of the VTEN joint venture during the third quarter of the current year. (See Note 3 to the accompanying consolidated financial statements.)
Costs of Revenues
Costs of revenues increased 9%. Excluding the impact of foreign currency fluctuations, OWN and TEN acquisitions and the Group Nine Transaction, costs of revenues increased 7% for the year ended December 31, 2017. The increase was primarily attributable to increased spending on content at our International Networks segment, particularly sports rights and associated production costs. Content amortization was $1.9 billion and $1.7 billion for the years ended December 31, 2017 and December 31, 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Selling, general and administrative expenses increased 5%. Excluding the impact of foreign currency fluctuations, OWN and TEN acquisitions, selling, general and administrative expenses increased 3% for the year ended December 31, 2017. The increase was primarily due to transaction costs for the Scripps Networks acquisition and integration costs of $79 million, including the $35 million charge associated with the modification of Advance/Newhouse's preferred stock. (See Note 12 to the accompanying consolidated financial statements.)
Impairment of Goodwill
Goodwill impairment expense of $1.3 billion was recognized during the year ended December 31, 2017. (See Note 8 to the accompanying consolidated financial statements.)
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization was consistent for the year ended December 31, 2017, compared with the prior period as capital spending has remained consistent over the periods.
Restructuring and Other Charges
Restructuring and other charges increased $17 million. The increase was primarily due to higher personnel-related termination costs for voluntary and involuntary severance actions. (See Note 15 to the accompanying consolidated financial statements.)
Loss (Gain) on Disposition
The change in loss (gain) on disposition was $67 million. We recorded a $4 million loss for the year ended December 31, 2017 due to the sale of the Raw and Betty production studios on April 28, 2017, compared with a gain of $63 million for the year ended December 31, 2016. The gain on disposition recorded for the year ended December 31, 2016 is comprised of the $50 million gain for the deconsolidation of our digital networks business Seeker and SourceFed Studios in connection with the Group Nine Transaction and the $13 million gain due to the disposition of our radio businesses in the Nordics. (See Note 3 to the accompanying consolidated financial statements.)
Interest Expense
Interest expense increased $122 million for the year ended December 31, 2017 primarily due to costs incurred for the unsecured bridge loan commitment as well as interest accrued on the senior notes issued on September 21, 2017 for the financing of the anticipated Scripps Networks acquisition. (See Note 9 to the accompanying consolidated financial statements.)

Loss on Extinguishment of Debt
On March 13, 2017, we issued new senior notes in an aggregate principal amount of $650 million and used the proceeds to fund the repurchase of $600 million of combined aggregate principal amount of our then-outstanding senior notes through a cash tender offer that closed on March 13, 2017. As a result, we recognized a $54 million loss on extinguishment of debt, which included $50 million for premiums to par value, $2 million of non-cash write-offs of unamortized deferred financing costs, $1 million for the write-off of the original issue discount of the existing senior notes and $1 million accrued for other third-party fees. (See Note 9 to the accompanying consolidated financial statements.)
Loss from Equity Investees, net
Losses from our equity method investees increased $173 million primarily due to losses from investments in limited liability companies that sponsor renewable energy projects related to solar energy, partially offset by increases in earnings at OWN and decreases in losses at All3Media. (See Note 4 to the accompanying consolidated financial statements.)
Other (Expense) Income, Net
The table below presents the details of other expense, net (in millions).

	Year Ended December 31,
	2017	2016
Foreign currency (losses) gains, net	$(83)	$75
Losses on derivative instruments	(82)	(12)
Remeasurement gain on previously held equity interest	33	—
Interest income	21	—
Other-than-temporary impairment of AFS investments	—	(62)
Other income, net	1	3
Total other (expense) income, net	$(110)	$4
Other expense increased $114 million in 2017. We recorded foreign currency losses during 2017 compared to foreign currency gains during 2016, mostly due to exchange rate changes on the U.S. dollar compared with the British pound that impacted foreign currency monetary assets. Increases in losses from derivative instruments primarily resulted from losses of $98 million on interest rate contracts used to economically hedge the pricing for the issuance of a portion of the dollar-denominated senior notes, which were settled on September 21, 2017. The interest rate contracts did not receive hedging designation. The losses were partially offset by various other items, including a gain of $17 million on previously settled interest rate contracts for which the hedged issuance of debt is considered remote following the issuance of the senior notes on September 21, 2017. (See Note 9 and Note 10 to the accompanying consolidated financial statements.) On November 30, 2017, the Company acquired from Harpo a controlling interest in OWN. We recognized a remeasurement gain to account for the difference between the carrying value and the fair value of previously held 49.50% equity interest. (See Note 3 to the accompanying consolidated financial statements.)

Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate.

	Year Ended December 31,
	2017	2016
U.S. federal statutory income tax rate	35%	35%
State and local income taxes, net of federal tax benefit	(18)%	(2)%
Effect of foreign operations	25%	(1)%
Domestic production activity deductions	39%	(4)%
Change in uncertain tax positions	(44)%	—%
Goodwill impairment	(334)%	—%
Renewable energy investments tax credits	142%	(1)%
Preferred stock modification	(9)%	—%
Impact of Tax Reform Act	32%	—%
Other, net	4%	—%
Effective income tax rate	(128)%	27%
Income tax expense was $176 million and $453 million and our effective tax rate was (128)% and 27% for 2017 and 2016, respectively. During 2017, the decrease in the effective tax rate was primarily attributable to the impact of non-cash goodwill impairment charges that are non-deductible for tax purposes. Thereafter, the decrease in the effective tax rate was primarily due to investment tax credits that we receive related to our renewable energy investments, and to a lesser extent, the domestic production activity deduction benefit, the allocation and taxation of income among multiple foreign and domestic jurisdictions, and the impact of the 2017 Tax Act (see Note 16 to the accompanying consolidating financial statements). The benefits were partially offset by an increase in reserves for uncertain tax positions in 2017. In 2016, we favorably resolved multi-year state tax positions that resulted in a reduction of reserves related to uncertain tax positions that did not recur in 2017.

Segment Results of Operations – 2017 vs. 2016
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, and (vi) certain inter-segment eliminations related to production studios. Additionally, beginning with the quarter ended September 30, 2017, Adjusted OIBDA also excludes material incremental third-party transaction costs directly related to the Scripps Networks acquisition and planned integration. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps Networks acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. We also exclude the depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. As of January 1, 2017, the Company no longer excludes amortization of deferred launch incentives in calculating total Adjusted OIBDA as this expense is not material. For the year ended December 31, 2016, deferred launch incentives of $13 million were not reflected as an adjustment to the calculation of total Adjusted OIBDA in order to conform to the current presentation.
Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net (loss) income and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).
Additional financial information for our segments and geographical areas in which we do business is discussed in Note 21 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2017	2016	% Change
Revenue:
U.S. Networks	$3,434	$3,285	5%
International Networks	3,281	3,040	8%
Education and Other	158	174	(9)%
Corporate and inter-segment eliminations	—	(2)	NM
Total revenue	6,873	6,497	6%
Costs of revenues, excluding depreciation and amortization	(2,656)	(2,432)	9%
Selling, general and administrative(a)	(1,686)	(1,652)	2%
Total Adjusted OIBDA	$2,531	$2,413	5%

(a) Selling, general and administrative expenses exclude mark-to-market share-based compensation, restructuring and other charges, gains (losses) on dispositions and third-party transaction costs directly related to the Scripps Networks acquisition and planned integration.

The table below presents a reconciliation of consolidated net income available to Discovery Communications, Inc. to total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2017	2016	% Change
Net (loss) income available to Discovery Communications, Inc.	$(337)	$1,194	(128)%
Net income attributable to redeemable noncontrolling interests	24	23	4%
Net income attributable to noncontrolling interests	—	1	NM
Income tax expense	176	453	(61)%
Other expense (income), net	110	(4)	NM
Loss from equity investees, net	211	38	NM
Loss on extinguishment of debt	54	—	NM
Interest expense	475	353	35%
Operating income	713	2,058	(65)%
Loss (gain) on disposition	4	(63)	NM
Restructuring and other charges	75	58	29%
Depreciation and amortization	330	322	2%
Impairment of goodwill	1,327	—	NM
Mark-to-market share-based compensation	3	38	NM
Scripps Networks transaction and integration costs	79	—	NM
Total Adjusted OIBDA	$2,531	$2,413	5%
U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2017	2016	% Change
Revenues:
Distribution	$1,612	$1,532	5%
Advertising	1,740	1,690	3%
Other	82	63	30%
Total revenues	3,434	3,285	5%
Costs of revenues, excluding depreciation and amortization	(917)	(891)	3%
Selling, general and administrative	(491)	(472)	4%
Adjusted OIBDA	2,026	1,922	5%
Depreciation and amortization	(35)	(28)	25%
Restructuring and other charges	(18)	(15)	20%
Gain on dispositions	—	50	NM
Inter-segment eliminations	(12)	(14)	(14)%
Operating income	$1,961	$1,915	2%
Revenues
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from SVOD content licensing and other emerging forms of digital distribution. Distribution revenues increased 5%. Excluding the impact of the OWN acquisition, distribution revenues increased 4%, primarily driven by increases in affiliate fee rates and increases in SVOD revenue due to the timing of content deliveries. These increases were partially offset by a decline in affiliate subscribers. Total portfolio subscribers declined 5% for the year ended December 31, 2017, while subscribers to our fully distributed networks declined 3% for the same period.
Advertising revenue increased 3%. Excluding the impact of the OWN and TEN acquisitions and the Group Nine Transaction, advertising revenue increased 2% for the year ended December 31, 2017. The increase was primarily due to pricing increases and continued monetization of our GO platform, partially offset by lower audience delivery due to continued linear distribution audience universe declines.
Other revenue increased 30% primarily due to the formation and consolidation of the VTEN joint venture during the third quarter of the current year. (See Note 3 to the accompanying consolidated financial statements.)
Costs of Revenues
Costs of revenues increased 3% for the year ended December 31, 2017. Excluding the impact of OWN and TEN acquisitions and the Group Nine Transaction, costs of revenue increased 1%. Content amortization was $752 million and $716 million for 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 4%. Excluding the impact of OWN and TEN acquisitions and the Group Nine Transaction, selling, general and administrative expenses increased 1% for the year ended December 31, 2017. Increased spending on viewer research was offset by decreases in personnel and marketing costs.
Adjusted OIBDA
Adjusted OIBDA increased 5% primarily due to increases in distribution and advertising revenues, partially offset by increases in costs of revenues. Excluding the impact of the OWN and TEN acquisitions and the Group Nine Transaction, adjusted OIBDA also increased 5%.
International Networks
The following table presents, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2017		2016	% Change
Revenues:
Distribution	$1,862		$1,681	11%
Advertising	1,332		1,279	4%
Other	87		80	9%
Total revenues	3,281		3,040	8%
Costs of revenues, excluding depreciation and amortization	(1,677)		(1,462)	15%
Selling, general and administrative	(745)		(743)	—%
Adjusted OIBDA	859		835	3%
Depreciation and amortization	(222)		(221)	—%
Impairment of goodwill	(489)		—	NM
Restructuring and other charges	(42)		(26)	62%
Gain on disposition	—	—	13	NM
Inter-segment eliminations	—		(4)	NM
Operating income	$106		$597	(82)%
Revenues
Distribution revenue increased 11%. Excluding the impact of foreign currency fluctuations, distribution revenue increased 9%. The increase was mostly due to increases in contractual rates in Europe following further investment in sports content, and to a lesser extent increases in Latin America due to increases in rates offset by decreases in subscribers. Contributions from other distribution revenues also contributed slightly to growth. Other distribution revenues were comprised of content deliveries under licensing agreements. These increases were partially offset by decreases in contractual rates in Asia.
Advertising revenue increased 4%. Excluding the impact of foreign currency fluctuations, advertising revenue increased 3%. The increase was primarily driven by increases in volume across key markets in Europe, particularly Southern Europe and Germany, and Latin America. The increase was partially offset by declines in ad sales due to lower pricing and volume in Asia.
Other revenue remained consistent with the prior year.

Costs of Revenues
Costs of revenues increased 15%. Excluding the impact of foreign currency fluctuations, costs of revenues increased 12%. The increase was mostly attributable to increased spending on content, particularly sports rights and associated production costs. Content amortization was $1.1 billion and $976 million for 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses remained consistent with the prior year.
Adjusted OIBDA
Adjusted OIBDA increased 3% as increases in distribution and advertising revenues were offset by increases in costs of revenues, related to content expense.
The impairment of goodwill presented above for International Networks is a portion of the total goodwill impairment recorded for the European reporting unit during 2017. The remaining portion of the impairment of $838 million is a component of corporate and inter-segment eliminations. The presentation of goodwill impairment is consistent with the financial reports that are reviewed by the Company's CEO. Goodwill has been allocated from corporate assets to reporting units within the International Networks segment.
Education and Other
The following table presents our Education and Other operating segments' revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2017	2016	% Change
Revenues	$158	$174	(9)%
Costs of revenues, excluding depreciation and amortization	(60)	(79)	(24)%
Selling, general and administrative	(92)	(105)	(12)%
Adjusted OIBDA	6	(10)	NM
Depreciation and amortization	(5)	(7)	(29)%
Restructuring and other charges	(3)	(3)	—%
Loss on disposition	(4)	—	NM
Inter-segment eliminations	12	18	(33)%
Operating income (loss)	$6	$(2)	NM

Adjusted OIBDA increased $16 million. The increase was primarily due to improved operating results for the education business and the disposition of the Raw and Betty production studios.
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including revenue, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,
	2017	2016	% Change
Revenues	$—	$(2)	NM
Costs of revenues, excluding depreciation and amortization	(2)	—	NM
Selling, general and administrative	(358)	(332)	8%
Adjusted OIBDA	(360)	(334)	8%
Mark-to-market share-based compensation	(3)	(38)	NM
Depreciation and amortization	(68)	(66)	3%
Impairment of goodwill	(838)	—	NM
Restructuring and other charges	(12)	(14)	(14)%
Scripps Networks transaction and integration costs	(79)	—	NM
Operating loss	$(1,360)	$(452)	NM

Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation and transaction and integration costs related to the Scripps Networks acquisition.
Adjusted OIBDA decreased 8% due to increased costs related to personnel, legal and technology for data security.
The impairment of goodwill presented above for corporate and inter-segment eliminations is a portion of the total goodwill impairment recorded for the European reporting unit during 2017. The remaining portion of the impairment of $489 million is a component of our International Networks segment. The presentation of goodwill impairment is consistent with the financial reports that are reviewed by the Company's CEO. Goodwill has been allocated from corporate assets to reporting units within corporate and inter-segment eliminations.
The decrease in mark-to-market share-based compensation expense was primarily attributable to a decrease in Discovery's stock price in 2017 compared to 2016. Changes in stock price are a key driver of fair value estimates used in the attribution of expense for stock appreciation rights ("SARs") and performance-based restricted stock units ("PRSUs"). By contrast, stock options and service-based restricted stock units ("RSUs") are fair valued at grant date and amortized over their vesting period without mark-to-market adjustments. The expense associated with stock options and RSUs is included in Adjusted OIBDA as a component of selling, general and administrative expense.
Items Impacting Comparability
From time to time certain items may impact the comparability of our consolidated results of operations between two periods. In comparing the financial results for the years 2017 and 2016, the Company has identified foreign currency as one such item, as noted below. The Company also has various acquisitions and dispositions that impact the comparability of our results. To the extent that the transaction materially impacts a particular item or segment, it may be discussed in the relevant section above (see Note 3 to the accompanying consolidating financial statements).
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

Consolidated	Year Ended December 31,
	2017	2016	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$3,474	$3,213	8%	7%
Advertising	3,073	2,970	3%	3%
Other	326	314	4%	6%
Total revenues	6,873	6,497	6%	5%
Costs of revenue, excluding depreciation and amortization	(2,656)	(2,432)	9%	8%
Selling, general and administrative expense	(1,686)	(1,652)	2%	2%
Adjusted OIBDA	$2,531	$2,413	5%	5%

International Networks	Year Ended December 31,
	2017	2016	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$1,862	$1,681	11%	9%
Advertising	1,332	1,279	4%	3%
Other	87	80	9%	8%
Total revenues	3,281	3,040	8%	7%
Costs of revenue, excluding depreciation and amortization	(1,677)	(1,462)	15%	12%
Selling, general and administrative expenses	(745)	(743)	—%	—%
Adjusted OIBDA	$859	$835	3%	3%

RESULTS OF OPERATIONS – 2016 vs. 2015

	Year Ended December 31,
	2016	2015	% Change
Revenues:
Distribution	$3,213	$3,068	5%
Advertising	2,970	3,004	(1)%
Other	314	322	(2)%
Total revenues	6,497	6,394	2%
Costs of revenues, excluding depreciation and amortization	2,432	2,343	4%
Selling, general and administrative	1,690	1,669	1%
Depreciation and amortization	322	330	(2)%
Restructuring and other charges	58	50	16%
(Gain) loss on disposition	(63)	17	NM
Total costs and expenses	4,439	4,409	1%
Operating income	2,058	1,985	4%
Interest expense	(353)	(330)	7%
(Loss) income ncome from equity method investees, net	(38)	1	NM
Other income (expense), net	4	(97)	NM
Income before income taxes	1,671	1,559	7%
Income taxes	(453)	(511)	(11)%
Net income	1,218	1,048	16%
Net income attributable to noncontrolling interests	(1)	(1)	—%
Net (income) loss attributable to redeemable noncontrolling interests	(23)	(13)	77%
Net income available to Discovery Communications, Inc.	$1,194	$1,034	15%

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
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization declined slightly for the year ended December 31, 2016 as there were slight declines in capital spending and no new significant business combinations.
Restructuring and Other Charges
Restructuring and other charges increased $8 million for the year ended December 31, 2016. The increase was primarily due to personnel-related termination costs for voluntary and involuntary severance actions in the second quarter of 2016. (See Note 15 to the accompanying consolidated financial statements.) This increase was partially offset by decreases in content impairments that were classified as other charges.
(Gain) Loss on Disposition
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

Segment Results of Operations – 2016 vs. 2015
As of January 1, 2017, the Company no longer excludes amortization of deferred launch incentives in calculating total Adjusted OIBDA as this expense is not material. For the years ended December 31, 2016 and December 31, 2015, deferred launch incentives of $13 million and $16 million, respectively, were not reflected as an adjustment to the calculation of total Adjusted OIBDA in order to conform to the current presentation.
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2016	2015	% Change
Revenues:
U.S. Networks	$3,285	$3,131	5%
International Networks	3,040	3,092	(2)%
Education and Other	174	173	1%
Corporate and inter-segment eliminations	(2)	(2)	—%
Total revenues	6,497	6,394	2%
Costs of revenues, excluding depreciation and amortization	(2,432)	(2,343)	4%
Selling, general and administrative(a)	(1,652)	(1,669)	(1)%
Adjusted OIBDA	$2,413	$2,382	1%
(a) Selling, general and administrative expenses exclude mark-to-market share-based compensation, restructuring and other charges and gains (losses) on dispositions.
The table below presents our Adjusted OIBDA, with a reconciliation of consolidated net income available to Discovery Communications, Inc. to total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2016	2015	% Change
Net income available to Discovery Communications, Inc.	$1,194	$1,034	15%
Net income attributable to redeemable noncontrolling interests	23	13	NM
Net income attributable to noncontrolling interests	1	1	—%
Income tax expense	453	511	(11)%
Other (expense) income, net	(4)	97	NM
Income (loss) from equity investees, net	38	(1)	NM
Interest expense	353	330	7%
Operating income	2,058	1,985	4%
(Gain) loss on disposition	(63)	17	NM
Restructuring and other charges	58	50	16%
Depreciation and amortization	322	330	(2)%
Mark-to-market share-based compensation	38	—	(100)%
Total Adjusted OIBDA	$2,413	$2,382	1%

Adjusted OIBDA:
U.S. Networks	$1,922	$1,774	8%
International Networks	835	945	(12)%
Education and Other	(10)	(2)	NM
Corporate and inter-segment eliminations	(334)	(335)	—%
Total Adjusted OIBDA	$2,413	$2,382	1%

U.S. Networks
The following table presents, for our U.S. Networks segment, revenues by type, certain operating expenses, contra revenue amounts, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2016	2015	% Change
Revenues:
Distribution	$1,532	$1,431	7%
Advertising	1,690	1,650	2%
Other	63	50	26%
Total revenues	3,285	3,131	5%
Costs of revenues, excluding depreciation and amortization	(891)	(892)	—%
Selling, general and administrative	(472)	(465)	2%
Adjusted OIBDA	1,922	1,774	8%
Depreciation and amortization	(28)	(29)	(3)%
Restructuring and other charges	(15)	(33)	(55)%
Gain on disposition	50	—	NM
Inter-segment eliminations	(14)	(8)	75%
Operating income	$1,915	$1,704	12%
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

	Year Ended December 31,
	2016	2015	% Change
Revenues:
Distribution	$1,681	$1,637	3%
Advertising	1,279	1,353	(5)%
Other	80	102	(22)%
Total revenues	3,040	3,092	(2)%
Costs of revenues, excluding depreciation and amortization	(1,462)	(1,375)	6%
Selling, general and administrative	(743)	(772)	(4)%
Adjusted OIBDA	835	945	(12)%
Depreciation and amortization	(221)	(235)	(6)%
Restructuring and other charges	(26)	(14)	86%
Loss on disposition	13	(17)	NM
Inter-segment eliminations	(4)	(3)	33%
Operating income	$597	$676	(12)%
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
Costs of Revenues
Costs of revenues increased 6%. Excluding the impact of foreign currency fluctuations, the acquisition of Eurosport France in March 2015, and the disposition of the Company's radio business, costs of revenues increased 11%. The increase was mostly attributable to increased spending on content, particularly sports rights and associated production costs, and increases in content impairments, primarily in Northern Europe as a result of changes in programming strategies. Content amortization was $976 million and $906 million for 2016 and 2015, respectively.
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
The increase in mark-to-market equity-based compensation expense was primarily attributable to an increase in Discovery's stock price in 2016 compared to 2015. Changes in stock price are a key driver of fair value estimates used in the attribution of expense for stock appreciation rights ("SARs") and performance-based restricted stock units ("PRSUs"). By contrast, stock options and service-based restricted stock units ("RSUs") are fair valued at grant date and amortized over their vesting period without mark-to-market adjustments. The expense associated with stock options and RSUs is included in Adjusted OIBDA as a component of selling, general and administrative expense.
Items Impacting Comparability
From time to time, certain items may impact the comparability of our consolidated results of operations between two periods. In comparing the financial results for the years 2016 and 2015, the Company has identified foreign currency and the impact of the acquisition of Eurosport as items impacting comparability between periods, as noted below.
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

Consolidated	Year Ended December 31,
	2016	2015	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$3,213	$3,068	5%	9%
Advertising	2,970	3,004	(1)%	1%
Other	314	322	(2)%	2%
Total revenues	6,497	6,394	2%	4%
Costs of revenue, excluding depreciation and amortization	2,432	2,343	4%	6%
Selling, general and administrative expense	1,690	1,669	1%	4%
Adjusted OIBDA	$2,413	$2,382	1%	5%

International Networks	Year Ended December 31,
	2016	2015	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$1,681	$1,637	3%	10%
Advertising	1,279	1,353	(5)%	(2)%
Other	80	102	(22)%	(20)%
Total revenues	3,040	3,092	(2)%	4%
Costs of revenue, excluding depreciation and amortization	1,462	1,375	6%	10%
Selling, general and administrative expenses	743	772	(4)%	1%
Adjusted OIBDA	$835	$945	(12)%	(4)%
There are no other items impacting comparability.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the year ended December 31, 2017, we funded our working capital needs primarily through cash flows from operations. As of December 31, 2017, we had $7.3 billion of cash and cash equivalents on hand. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.

•	Debt
Debt Incurred for the Scripps Networks Acquisition
In August and September 2017, the Company entered into $2 billion of term loan credit facilities and issued $6.8 billion of senior notes to fund a portion of the Scripps Networks acquisition. On September 21, 2017, DCL, a wholly-owned subsidiary of the Company, issued $5.9 billion in senior fixed rate notes, $400 million in senior floating rate notes (together, the "2017 USD Notes") and £400 million principal amount of 2.500% fixed rate senior notes (the "Sterling Notes"), collectively the "2017 Senior Notes." Using exchange rates as of December 31, 2017, the senior notes had a weighted average effective interest rate of 3.9% without including the impact of debt issuance costs. The proceeds received by DCL from the 2017 Senior Notes were net of a $11 million issuance discount and $57 million of debt issuance costs. The 2017 Senior Notes are fully and unconditionally guaranteed by the Company. Some of these proceeds have been invested in short-term investments until the closing of the acquisition. Approximately $5.9 billion aggregate principal amount of the senior notes is subject to repayment by the Company to satisfy provisions related to the special mandatory redemption provision attached to certain series of the 2017 Senior Notes. The special mandatory redemption provision requires the Company to redeem the applicable senior notes for a price equal to 101% of the principal amount plus any accrued and unpaid interest on the applicable senior notes, following a termination of the Scripps Networks Merger Agreement or if the merger does not close prior to August 30, 2018. The $5.9 billion principal amount of senior notes subject to the special mandatory redemption provision will be classified as noncurrent until either of the contingent events which would trigger the redemption has occurred. As of December 31, 2017, neither of the contingent events have occurred and therefore these senior notes are classified as noncurrent.
On August 11, 2017, DCL, a wholly-owned subsidiary of the Company, entered into a three-year delayed draw tranche and a five-year delayed draw tranche unsecured term loan credit facility (the "Term Loans"), each with a principal amount of up to $1 billion. The term of each delayed draw loan begins when Discovery borrows the funds to finance a portion of the purchase price of the Scripps Networks acquisition. The Term Loans' interest rates are based, at the Company's option, on either adjusted LIBOR plus a margin or an alternate base rate plus a margin. The Company will pay a commitment fee of 20 basis points per annum for each loan, based on its current credit rating, beginning September 28, 2017 until either the funding of the Term Loans or the termination of the Scripps Networks acquisition. As of December 31, 2017, the Company has not yet borrowed on the term loan credit facilities.
Issuance of Debt to Fund the Tender Offer for Outstanding Senior Notes
On March 13, 2017, DCL issued $450 million principal amount of 3.80% senior notes due March 13, 2024 (the "March 2017 USD Notes") and an additional $200 million principal amount of its existing 4.90% senior notes due March 11, 2026 (the "2016 USD Notes"). The Company used the proceeds to fund the repurchase of $600 million of combined aggregate principal amount of our then-outstanding senior notes through a cash tender offer that also closed on March 13, 2017.
All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and contain certain covenants, events of default and other customary provisions.
Revolving Credit Facility
We also have access to a $2.5 billion revolving credit facility, as amended on August 11, 2017 (See Note 9 to the accompanying consolidated financial statements). Borrowing capacity under this agreement is reduced by the amount of outstanding borrowings under our commercial paper program. As of December 31, 2017, the Company had outstanding borrowings under the revolving credit facility of $425 million at a weighted average interest rate of 2.69%. The revolving credit facility agreement provides for a maturity date of August 11, 2022, and the option for two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery. Borrowings may be used for general corporate purposes.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, which mirror the provisions of the credit agreement governing the Term Loans, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement, as amended on August 11, 2017, continues to require DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00 and now requires a consolidated leverage ratio of financial covenant of 5.50 to 1.00, with step-downs to 5.00 to 1.00 in the first year after the closing and 4.50 to 1.00 in the second year after the closing. As of December 31, 2017, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.

Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of these notes will vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit ratings assigned to the notes at the time of issuance. As of December 31, 2017, we had no commercial paper borrowings outstanding. Borrowings under the commercial paper program would reduce the borrowing capacity under the revolving credit facility arrangement referenced above.
We repay our senior notes, term loans, revolving credit facility and commercial paper as required, and accordingly these sources of cash also require use of our cash.

•	Cash Settlement of Common Stock Repurchase Contract
We elected to settle our outstanding prepaid common stock repurchase contract in cash during the twelve months ended December 31, 2017, resulting in the receipt of $58 million. The cash received was inclusive of a $1 million premium over the $57 million up-front cash payment made in 2016 and was determined by the market price of our Series C common stock during the settlement period in March 2017. (See Note 9 to the accompanying consolidated financial statements.)

•	Dispositions
On February 26, 2018, we announced the planned sale of a controlling equity stake in its education business in the first half of 2018 to Francisco Partners for cash of $120 million. No loss is expected upon sale. The Company will retain an equity interest. (See Note 3 to the accompanying consolidated financial statements.)

•	Real Estate Strategy and Relocation of Global Headquarters
On January 9, 2018, we announced a new real estate strategy with plans to relocate the Company's global headquarters from Silver Spring, Maryland to New York City, New York in 2019. Contingent upon the closing of our acquisition of Scripps Networks, we will establish a National Operation Headquarters at Scripps Networks' current campus in Knoxville, Tennessee. The sale and closure of our Silver Spring building is expected approximately one year from the closing of the Scripps Networks transaction.

Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest payments on our outstanding debt, and funding for various investments.

•	Investments and Business Combinations
Scripps Networks Acquisition
On February 26, 2018, the U.S. Department of Justice notified the Company that it has closed its investigation into Discovery's agreement for a plan of merger to acquire Scripps Networks in a cash-and-stock transaction. The estimated merger consideration for the acquisition totals $12.0 billion, including cash of $8.4 billion and stock of $3.6 billion based on the Series C common stock price as of January 31, 2018. In addition, the Company will assume Scripps Networks' net debt of approximately $2.7 billion in aggregate principal amount. The transaction is expected to close by early 2018.
Scripps Networks shareholders will receive $63.00 per share in cash and a number of shares of Discovery's Series C common stock that is determined in accordance with a formula and subject to a collar based on the volume weighted average price of the Company's Series C common stock. The formula is based on the volume weighted average price of Discovery's Series C common stock over the 15 trading days ending on the third trading day prior to closing (the “Average Discovery Price”). Scripps Networks shareholders will receive 1.2096 shares of Discovery's Series C common stock if the Average Discovery Price is below $22.32, and 0.9408 shares of Discovery's Series C common stock if the Average Discovery Price is above $28.70. The intent of the range was to provide Scripps Networks shareholders with $27.00 of value per share in Discovery Series C common stock; if the Average Discovery Price is greater than or equal to $22.32 but less than or equal to $28.70, Scripps Networks shareholders will receive a proportional number of shares between 1.2096 and 0.9408. If the Average Discovery Price is below $25.51, Discovery has the option to pay additional cash instead of issuing more shares above the 1.0584 conversation ratio required at $25.51. The cash payment is equal to the product of the additional shares required under the collar formula multiplied by the Average Discovery Price; for example, if the Average Discovery Price were $22.32 with a conversion ratio of 1.2096, the Company could offer shares at the 1.0584 ratio and pay for the difference associated with the incremental shares in cash. Outstanding employee equity awards or share-based awards that vest upon the change of control will be acquired with a similar combination of cash and shares of Discovery Series C common stock pursuant to terms specified in the Merger Agreement. Therefore, the merger consideration will fluctuate based upon changes in the share price of Discovery Series C common stock and the number of Scripps Networks common shares, stock options, and other equity-based awards outstanding on the closing date. Discovery will also pay certain transaction costs incurred by Scripps Networks. The post-closing impact of the formula was intended to result in Scripps Networks’ shareholders owning approximately 20% of Discovery’s fully diluted common shares and Discovery’s shareholders owning approximately 80%. The Company will utilize previously issued debt proceeds (see Note 6 to the accompanying consolidated financial statements.) and cash on hand to finance the cash portion of the transaction. The transaction is subject to approvals and other customary closing conditions.
On July 30, 2017, the Company obtained a commitment letter from a financial institution for a $9.6 billion unsecured bridge term loan facility that could have been used to complete the Scripps Networks acquisition. No amounts were drawn under the bridge loan commitment and the commitment was terminated on September 21, 2017, following the execution of the Term Loans and the issuance of the 2017 Senior Notes. The Company incurred $40 million of debt issuance costs related to the bridge loan commitment.
During 2017, the Company issued $6.8 billion in senior notes to fund the anticipated Scripps Networks acquisition (See Note 3 and Note 9 to the accompanying consolidated financial statements.) Of these total proceeds, $2.7 billion were invested in money market funds, $1.3 billion were invested in time deposit accounts, and the remainder was invested in highly liquid, short-term instruments with original maturities of 90 days or less. These investments are classified as cash and cash equivalents on the consolidated balance sheet and are anticipated to be used for the Scripps Networks acquisition. In the interim, the Company has full access to these proceeds.
For the year ended December 31, 2017, we incurred transaction and integration costs for the Scripps Networks acquisition of $79 million, including the $35 million charge associated with the modification of Advance/Newhouse's preferred stock. (See Note 12 to the accompanying consolidated financial statements.) We expect to continue to incur transaction and integration costs related to the acquisition of Scripps Networks in 2018.

•	Other Investments and Business Combinations
Our uses of cash have included investment in equity method investments, AFS securities, cost method investments (see Note 4 to the accompanying consolidated financial statements) and business combinations. During the year ended December 31, 2017, the Company invested $322 million in limited liability companies that sponsor renewable energy projects related to solar energy. The Company has $20 million of future funding commitments for these investments as of December 31, 2017 and intends to reduce its investments starting in 2018. We provide funding to our equity method investees from time to time. During the year ended December 31, 2017, the Company acquired other equity method investments, largely to enhance the Company's digital distribution strategies and made additional contributions to existing equity method investments totaling $73 million.
On November 30, 2017, the Company acquired from Harpo a controlling interest in OWN increasing Discovery’s ownership stake from 49.50% to 73.99%. Discovery paid $70 million in cash and recognized a gain of $33 million to account for the difference between the carrying value and the fair value of the previously held 49.50% equity interest. The gain is included in other (expense) income, net in the Company's consolidated statements of operations. (See Note 3 and Note 18 to the accompanying consolidated financial statements.)
Our cost method investments as of December 31, 2017 primarily include a 42% minority interest in Group Nine Media with a carrying value of $212 million. The Company also has investments in an educational website and an electric car racing series. (See Note 4 to the accompanying consolidated financial statements).
Due to business combinations, we also have redeemable equity balances of $413 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. (See Note 11 to the accompanying consolidated financial statements).

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
Under the Company's stock repurchase program, management was authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors. As of December 31, 2017, the Company had repurchased 3 million and 164 million shares of Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $6.6 billion, respectively. The Company's authorization under the program expired on October 8, 2017, and we have not repurchased any shares of common stock since then. (See Note 12 to the accompanying consolidated financial statements.) We have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future, we may also choose to fund stock repurchases through borrowings under our revolving credit facility and future financing transactions.

•	Preferred Stock Conversion and Repurchase
Prior to the Exchange Agreement with Advance/Newhouse entered into on July 30, 2017, we had an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C-1 convertible preferred stock convertible into Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share was calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. The Advance/Newhouse repurchase agreement was amended on August 7, 2017 to conform the terms of the previous agreement, as detailed above, to the conversion ratio of the newly issued Series C-1 convertible preferred stock. Prior to the Exchange Agreement, we converted and retired 2.3 million shares of our Series C convertible preferred stock under the preferred stock conversion and repurchase arrangement for an aggregate purchase price of $120 million. Following the Exchange Agreement, we repurchased 0.2 million shares of Series C-1 convertible preferred stock for a purchase price of $102 million. The aggregate purchase price paid during the year ended December 31, 2017, including Series C convertible preferred stock and Series C-1 convertible preferred stock, was $222 million. (See Note 12 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the year ended December 31, 2017, we made cash payments of $274 million and $357 million for income taxes and interest on our outstanding debt, respectively.

•	Restructuring and Other
Our uses of cash include restructuring costs related to management changes and cost reduction efforts, including employee terminations, intended to enable us to more efficiently operate in a leaner and more directed cost structure and invest in growth initiatives, including digital services and content creation. As of December 31, 2017, we have restructuring liabilities of $42 million related to employee terminations. (See Note 15 to the accompanying consolidated financial statements). We expect to incur additional restructuring costs following the acquisition of Scripps Networks in early 2018.

•	Share-Based Compensation
We expect to continue to make payments for vested cash-settled share-based awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations, which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During 2017, we paid $1 million for cash-settled share-based awards. As of December 31, 2017, liabilities totaled $47 million for outstanding liability-classified share-based compensation awards, of which $12 million was classified as current. (See Note 13 to the accompanying consolidated financial statements.)

•	Repurchase of Debt
DCL used the proceeds from the offerings of the March 2017 USD Notes and the 2016 USD Notes to repurchase $600 million aggregate principal amount of DCL's 5.05% senior notes due 2020 and 5.625% senior notes due 2019 in a cash tender offer.

Cash Flows
Changes in cash and cash equivalents were as follows (in millions).

	Year Ended December 31,
	2017	2016	2015
Cash and cash equivalents, beginning of period	$300	$390	$367
Cash provided by operating activities	1,629	1,380	1,294
Cash used in investing activities	(633)	(256)	(301)
Cash provided by (used in) financing activities	5,951	(1,184)	(919)
Effect of exchange rate changes on cash and cash equivalents	62	(30)	(51)
Net change in cash and cash equivalents	7,009	(90)	23
Cash and cash equivalents, end of period	$7,309	$300	$390
Operating Activities
Cash provided by operating activities increased $249 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily attributable to a $253 million decrease in cash paid for taxes. The decrease in cash paid for taxes, net, for the year ended December 31, 2017 is mostly due to the tax impact from the Company's investments in limited liability companies that sponsor renewable energy projects related to solar energy. (See Note 4 and Note 18 to the accompanying consolidated financial statements.) Declines in working capital, primarily due to changes in accounts receivable, were offset by a decrease in the net negative effect of foreign currency and increases in payables.
Cash provided by operating activities increased $96 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Improvements in operating results were partially offset by increases in content spending, particularly for sports rights, of $131 million and the impact of foreign currency.
Investing Activities
Cash flows used in investing activities increased $377 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was mostly attributable to an increase in payments for investments of $172 million, including renewable energy projects and payments for derivative instruments of $98 million that did not receive hedge accounting, but economically hedged pricing risk for the senior notes issued September 21, 2017.
Cash flows used in investing activities decreased $45 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily attributable to a decrease in cash paid for business combinations, net of cash acquired of $80 million, partially offset by a decrease in proceeds from dispositions of businesses of $42 million.
Financing Activities
Cash flows provided by financing activities increased $7.1 billion for the twelve months ended December 31, 2017 as compared to the twelve months ended December 31, 2016. The increase was primarily attributable to proceeds from the issuance of senior notes which will be used to finance the Scripps Networks Acquisition (see Note 9 to the accompanying consolidated financial statements) and a decrease in repurchases of stock of $771 million, offset by an increase in principal repayments of debt.
Cash flows used in financing activities increased $265 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was attributable to an increase in repurchases of stock of $423 million and a decrease in net borrowings of $471 million, which is comprised of increases in repayments under our revolving credit facility, net of repayments, of $973 million partially offset by increased borrowings of senior notes, net of repayments, of $411 million and decreases in commercial paper repayments of $91 million. These net increases were partially offset by decreases in purchases of redeemable noncontrolling interests of $548 million and payments on hedging instruments for derivatives in connection with the effective portion of interest rate contracts of $69 million.

Capital Resources
As of December 31, 2017, capital resources were comprised of the following (in millions).

	December 31, 2017
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$7,309	$—	$—	$7,309
Revolving credit facility and commercial paper program	2,500	1	425	2,074
Senior notes(a)	14,263	—	14,263	—
Total	$24,072	$1	$14,688	$9,383

(a) Interest on our senior notes is paid annually, semi-annually or quarterly. Our senior notes outstanding as of December 31, 2017 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2047.
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
As of December 31, 2017, we held $103 million of our $7.3 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay foreign taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
Interest Rates
We are exposed to the impact of interest rate changes primarily through our potential borrowing activities. During the year ended December 31, 2017, we had access to a $2.5 billion revolving credit facility with outstanding borrowings of $425 million as of December 31, 2017. We also have access to a commercial paper program and had no outstanding borrowings as of December 31, 2017. The interest rate on borrowings under the revolving credit facility is variable based on an underlying index and DCL's then-current credit rating for its publicly traded debt. The revolving credit facility provides for a maturity date of August 11, 2022 and the option for up to two additional 364-day renewal periods. As of December 31, 2017, we had outstanding debt with a book value of $13.9 billion under various public senior notes with fixed interest rates and $400 million with a floating interest rate.
The Company has entered into a three year delayed draw tranche and a five year delayed draw tranche unsecured term loan credit facility, each with a principal amount of up to $1 billion. The Term Loans' interest rates are based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company will pay a commitment fee of 20 basis points per annum for each loan, based on its current credit rating, beginning September 28, 2017 until either the funding of the loans or the termination of the Scripps Networks acquisition. As of December 31, 2017, the Company has not yet borrowed on the term loan credit facilities.
Our current objectives in managing exposure to interest rate changes are to limit the impact of interest rates on earnings and cash flows. To achieve these objectives, we may enter into variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR, in order to reduce the amount of interest paid. As of December 31, 2017, we have no outstanding interest rate swaps.
As of December 31, 2017, the fair value of our outstanding public senior notes was $14.8 billion. The fair value of our long-term debt may vary as a result of market conditions and other factors. A change in market interest rates will impact the fair market value of our fixed rate debt. The potential change in fair value of these senior notes from an adverse 100 basis-point change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $1.3 billion as of December 31, 2017.
Foreign Currency Exchange Rates
We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Our International Networks segment operates from the following hubs: EMEA, Latin America and Asia. Cash is primarily managed from five global locations with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available from intercompany borrowings or drawdowns from our revolving credit facility. The earnings of certain international operations are expected to be reinvested in those businesses indefinitely.
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
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive (loss) income as a separate component of equity. Any increase or decrease in the value of the U.S. dollar against any foreign functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation gains (losses) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our net (loss) income, other comprehensive income and equity with respect to our holdings solely as a result of changes in foreign currency.
The majority of our foreign currency exposure is to the euro and the British pound. We may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge certain exposures associated with affiliate revenue, the cost for producing or acquiring content, certain intercompany transactions or in connection with forecasted business combinations. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. The net market value of our foreign currency derivative instruments intended to hedge future cash flows held at December 31, 2017 was a liability value of $5 million. Most of our non-functional currency risks related to our revenue, operating expenses and capital expenditures were not hedged as of December 31, 2017. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.
Derivatives
We may use derivative financial instruments to modify our exposure to exogenous events and market risks from changes in foreign currency exchange rates, interest rates, and the fair value of investments classified as AFS securities. We do not use derivative financial instruments unless there is an underlying exposure. While derivatives are used to mitigate cash flow risk and the risk of declines in fair value, they also limit potential economic benefits to our business in the event of positive shifts in foreign currency exchange rates, interest rates and market values. We do not hold or enter into financial instruments for speculative trading purposes.

Market Values of Investments
In addition to derivatives, we had investments in entities accounted for using the equity method, cost method, AFS securities, and other highly liquid instruments, such as mutual funds, that are accounted for at fair value. The carrying values of investments in equity method investees, cost method investees, AFS securities and mutual funds were $335 million, $295 million, $164 million and $2.9 billion, respectively, at December 31, 2017. Investments in mutual funds include both fixed rate and floating rate interest earning securities that carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future. During 2017, the Company issued $6.8 billion in senior notes to partially fund the Scripps Networks acquisition (See Note 3 and Note 9 to the accompanying consolidated financial statements.) Of these total proceeds, $2.7 billion were invested in money market funds, $1.3 billion were invested in time deposit accounts, and the remainder was invested in highly liquid, short-term instruments with original maturities of 90 days or less.
These investments are classified as cash and cash equivalents on the consolidated balance sheet and are anticipated to be used for the Scripps Networks acquisition. In the interim, the Company has full access to these proceeds.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Obligations
As of December 31, 2017, our significant contractual obligations, including related payments due by period, were as follows (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$14,263	$—	$2,100	$1,508	$10,655
Interest payments	8,165	587	1,109	971	5,498
Capital lease obligations:
Principal payments	225	38	56	44	87
Interest payments	40	10	13	9	8
Operating lease obligations	230	61	88	45	36
Content	3,846	1,075	1,308	692	771
Other	920	332	416	83	89
Total	$27,689	$2,103	$5,090	$3,352	$17,144
The above table does not include certain long-term obligations as the timing or the amount of the payments cannot be predicted. For example, as of December 31, 2017, we have recorded $413 million for redeemable equity (see Note 11 to the accompanying consolidated financial statements), although we are unable to predict reasonably the ultimate amount or timing of any payment. The current portion of the liability for cash-settled share-based compensation awards was $12 million as of December 31, 2017. Additionally, reserves for unrecognized tax benefits have been excluded from the above table because we are unable to predict reasonably the ultimate amount or timing of settlement. Our unrecognized tax benefits totaled $189 million as of December 31, 2017.
The above table also does not include DCL's revolving credit facility that, during the year ended December 31, 2017, allowed DCL and certain designated foreign subsidiaries of DCL to borrow up to $2.5 billion, including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program discussed below. As of December 31, 2017, the revolving credit facility agreement provided for a maturity date of August 11, 2022 and the option for up to two additional 364-day renewal periods.
From time to time we may provide our equity method investees additional funding that has not been committed to as of December 31, 2017 based on unforeseen investee opportunities or cash flow needs. (See Note 4 to the accompanying consolidated financial statements.)

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
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing research, employment contracts, equipment purchases, and information technology and other services. The Company has contracts that do not require the purchase of fixed or minimum quantities and generally may be terminated without penalty with a 30-day to 60-day advance notice, and are not included in the table above past the 30-day to 60-day advance notice period. Amounts related to employment contracts include base compensation and do not include compensation contingent on future events.
Put Rights
The Company has granted put rights related to certain consolidated subsidiaries. Harpo, Inc. ("Harpo"), GoldenTree Asset Management L.P. ("GoldenTree"), Hasbro Inc. ("Hasbro"), and Jupiter Telecommunications Co., Ltd. ("J:COM") have the right to require the Company to purchase the remaining noncontrolling interests in OWN, VTEN, Discovery Family and Discovery Japan, respectively. The Company recorded the value of the put rights for OWN, VTEN, Discovery Family and Discovery Japan as a component of redeemable noncontrolling interests in the amounts of $55 million, $120 million, $210 million and $27 million, respectively. (See Note 11 to the accompanying consolidated financial statements.)
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
RELATED PARTY TRANSACTIONS
In the ordinary course of business we enter into transactions with related parties, primarily our equity method investees and Liberty Media, Liberty Global, Liberty Interactive and Liberty Broadband (together, the "Liberty Entities"). Information regarding transactions and amounts with related parties is discussed in Note 19 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during 2017. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K and accompanying notes. Management considers an accounting policy to be critical if it is important to reporting our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. We consider policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Goodwill and intangible assets;

•	Income taxes;

•	Content rights;

•	Equity-based compensation; and

•	Equity method investments.
With respect to our accounting policy for goodwill, we further supplement disclosures in Note 2 with the following:
Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units are as follows: U.S. Networks, Europe, Latin America, Asia and Education.
We evaluate our goodwill for impairment annually as of November 30 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit if a quantitative test is performed. If we believe that as a result of our qualitative assessment it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is not required.
Consistent with our accounting policy, the Company performed a quantitative step 1 impairment test (comparison of fair value to carrying value) for each of its reporting units in 2016 which indicated limited headroom (the excess of fair value over carrying value) in the European reporting unit of 12%, while all other reporting units had headroom in excess of 40%. Given the limited headroom in the European reporting unit, the Company closely monitored its results during 2017 and again performed a quantitative impairment test of the European reporting unit as of November 30, 2017, which indicated a slight failure (approximately $100 million or 3% deficit). The key factors resulting in the impairment include: 1) moderated revenue expectations based on continued declines in viewership, 2) expected increases in content investment to service existing customers and grow the Company's direct-to-consumer business, and 3) lower stock price multiples for peer media companies. Given the results of the step 1 impairment test, the Company applied the hypothetical purchase price analysis required by the step 2 test and recognized a pre-tax goodwill impairment charge of $1.3 billion as of November 30, 2017, for the European reporting unit. The impairment charge of $1.3 billion significantly exceeds the deficit of fair value to carrying value of approximately $100 million because of significant intangible assets that are not recognized on our balance sheet (i.e., excluded from book carrying value) but are considered in the step 2 calculation on a fair value basis. The step 1 and step 2 tests and relevant assumptions are further discussed below. For our US Networks, Latin, Asia and Education reporting units, we performed a qualitative goodwill impairment review in 2017. No factors were identified indicating a need for a quantitative assessment.
For the 2017 step 1 test, the carrying value of the European reporting unit of $4.0 billion, which includes $2.4 billion of goodwill, exceeded its fair value of $3.9 billion by 3%. In performing the step 1 test, we determined the fair value of our European reporting unit by using a combination of discounted cash flow (“DCF”) analyses and market-based valuation methodologies. The results of these valuation methodologies were weighted 75% towards the DCF and 25% towards the market-based approach, which is consistent with prior quantitative analyses. Significant judgments and assumptions used in the DCF and market-based model to assess the reporting unit's fair value include the amount and timing of expected future cash flows, long-term growth rates of 2.5% (compared with 3% in 2016), a discount rate of 9.75% (compared with 10.5% in 2016), and our selection of guideline company earnings multiples of 7.5 (compared with 9.5 in 2016). The cash flows employed in the DCF analysis for the European reporting unit are based on the reporting unit's budget and long-term business plan, which reflect our expectations based upon recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations.
The net assets assigned to the European reporting unit included corporate allocations. These assets and liabilities include corporate enterprise goodwill and intangible assets, allocated in prior periods based on the relative fair value of the European reporting unit at the time, and deferred taxes and content, allocated based on whether or not the jurisdiction gave rise to the deferred tax balance or is using the content asset.
In the second step of the impairment test, we hypothetically assigned the European reporting unit's fair value to its individual assets and liabilities, including significant unrecognized intangible assets such as customer relationships and trade names, or liabilities, in a hypothetical purchase price allocation that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. Since the implied fair value of the reporting unit's goodwill was less than the carrying value, the difference was recorded as an impairment charge. The fair value estimates incorporated in step 2 for the hypothetical intangible assets were based on the excess earnings income approach for customer relationships, the relief-from-royalty method for trademarks, and the greenfield approach for broadcast licenses. Key judgments made by management in step 2 of the impairment test included revenue growth rates, length of contract term, number of renewals, customer attrition rates, market-based royalty rates, and market based tax rates. The valuation of advertising relationships assumed an attrition rate of 10%, affiliate relationships assumed three contract renewals, each with a four year term, per customer and trade names assumed royalty rates ranging from 2% to 5%. Other assumptions used in these hypothetical calculations had a less significant impact on the concluded fair value or were subject to less significant estimation or judgment. None of these hypothetical calculations for unrecorded intangibles were recorded in the consolidated financial statements.
As of the goodwill testing date, the carrying value of remaining goodwill assigned to the European reporting unit was $1.1 billion and the net assets of the reporting unit were approximately $2.7 billion, which results in headroom based on the estimated fair value of $3.9 billion.
See Note 8 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the key factors underlying these charges.
Management will continue to monitor reporting units for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. See Item 1A, "Risk Factors" for details on all significant risks that could impact the Company's ability to successfully grow its cash flows.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
the Stockholders of Discovery Communications, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Discovery Communications, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 28, 2018

We have served as the Company’s auditor since 2008.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$7,309	$300
Receivables, net	1,838	1,495
Content rights, net	410	310
Prepaid expenses and other current assets	434	397
Total current assets	9,991	2,502
Noncurrent content rights, net	2,213	2,089
Property and equipment, net	597	482
Goodwill, net	7,073	8,040
Intangible assets, net	1,770	1,512
Equity method investments (See Note 4)	335	557
Other noncurrent assets	576	490
Total assets	$22,555	$15,672
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$277	$241
Accrued liabilities	1,309	1,075
Deferred revenues	255	163
Current portion of debt	30	82
Total current liabilities	1,871	1,561
Noncurrent portion of debt	14,755	7,841
Deferred income taxes	319	467
Other noncurrent liabilities	587	393
Total liabilities	17,532	10,262
Commitments and contingencies (See Note 20)
Redeemable noncontrolling interests	413	243
Equity:
Discovery Communications, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 authorized; 8 shares issued as of December 31, 2017 (formerly Series A convertible preferred stock: $0.01 par value; 75 authorized; 71 issued as of December 31, 2016)	—	1
Series C-1 convertible preferred stock: $0.01 par value; 6 authorized; 6 shares issued as of December 31, 2017 (formerly Series C convertible preferred stock: $0.01 par value; 75 authorized; 28 issued as of December 31, 2016)	—	1
Series A common stock: $0.01 par value; 1,700 shares authorized; 157 and 155 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 383 and 381 shares issued	4	4
Additional paid-in capital	7,295	7,046
Treasury stock, at cost	(6,737)	(6,356)
Retained earnings	4,632	5,232
Accumulated other comprehensive loss	(585)	(762)
Total equity	4,610	5,167
Total liabilities and equity	$22,555	$15,672
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Distribution	$3,474	$3,213	$3,068
Advertising	3,073	2,970	3,004
Other	326	314	322
Total revenues	6,873	6,497	6,394
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	2,656	2,432	2,343
Selling, general and administrative	1,768	1,690	1,669
Impairment of goodwill	1,327	—	—
Depreciation and amortization	330	322	330
Restructuring and other charges	75	58	50
Loss (gain) on disposition	4	(63)	17
Total costs and expenses	6,160	4,439	4,409
Operating income	713	2,058	1,985
Interest expense	(475)	(353)	(330)
Loss on extinguishment of debt	(54)	—	—
(Loss) income from equity investees, net	(211)	(38)	1
Other (expense) income, net	(110)	4	(97)
(Loss) income before income taxes	(137)	1,671	1,559
Income tax expense	(176)	(453)	(511)
Net (loss) income	(313)	1,218	1,048
Net income attributable to noncontrolling interests	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	(24)	(23)	(13)
Net (loss) income available to Discovery Communications, Inc.	$(337)	$1,194	$1,034
Net (loss) income per share available to Discovery Communications, Inc. Series A, B and C common stockholders:
Basic	$(0.59)	$1.97	$1.59
Diluted	$(0.59)	$1.96	$1.58
Weighted average shares outstanding:
Basic	384	401	432
Diluted	576	610	656
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(313)	$1,218	$1,048
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	183	(191)	(201)
Available-for-sale securities	15	38	(25)
Derivatives	(20)	24	(1)
Comprehensive (loss) income	(135)	1,089	821
Comprehensive income attributable to noncontrolling interests	—	(1)	(1)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(25)	(23)	10
Comprehensive (loss) income attributable to Discovery Communications, Inc.	$(160)	$1,065	$830
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net (loss) income	$(313)	$1,218	$1,048
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Share-based compensation expense	39	69	35
Depreciation and amortization	330	322	330
Content amortization and impairment expense	1,910	1,773	1,709
Impairment of goodwill	1,327	—	—
Loss (gain) on disposition	4	(63)	17
Remeasurement gain on previously held equity interest	(34)	—	(2)
Equity in losses of investee companies, net of cash distributions	223	44	8
Deferred income taxes	(199)	(27)	2
Loss on extinguishment of debt	54	—	—
Realized loss from derivative instruments, net	98	3	5
Other-than-temporary impairment of AFS investments	—	62	—
Other, net	85	50	35
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(258)	(25)	(44)
Content rights and payables, net	(1,947)	(1,904)	(1,773)
Accounts payable and accrued liabilities	265	(10)	(2)
Income taxes receivable and prepaid income taxes	20	(31)	(64)
Foreign currency and other, net	25	(101)	(10)
Cash provided by operating activities	1,629	1,380	1,294
Investing Activities
Payments for investments	(444)	(272)	(272)
Purchases of property and equipment	(135)	(88)	(103)
Distributions from equity method investees	77	87	87
Proceeds from dispositions, net of cash disposed	29	19	61
Payments for derivative instruments, net	(101)	—	(9)
Business acquisitions, net of cash acquired	(60)	—	(80)
Other investing activities, net	1	(2)	15
Cash used in investing activities	(633)	(256)	(301)
Financing Activities
Commercial paper repayments, net	(48)	(45)	(136)
Borrowings under revolving credit facility	350	613	1,016
Principal repayments of revolving credit facility	(475)	(835)	(265)
Borrowings from debt, net of discount and including premiums	7,488	498	936
Principal repayments of debt, including discount payment and premiums to par value	(650)	—	(854)
Payments for bridge financing commitment fees	(40)	—	—
Principal repayments of capital lease obligations	(33)	(28)	(27)
Repurchases of stock	(603)	(1,374)	(951)
Cash settlement (prepayments) of common stock repurchase contracts	58	(57)	—
Purchase of redeemable noncontrolling interests	—	—	(548)
Distributions to redeemable noncontrolling interests	(30)	(22)	(42)
Share-based plan proceeds (payments), net	16	39	(6)
Hedge of borrowings from debt instruments	—	40	(29)
Other financing activities, net	(82)	(13)	(13)
Cash provided by (used in) financing activities	5,951	(1,184)	(919)
Effect of exchange rate changes on cash and cash equivalents	62	(30)	(51)
Net change in cash and cash equivalents	7,009	(90)	23
Cash and cash equivalents, beginning of period	300	390	367
Cash and cash equivalents, end of period	$7,309	$300	$390
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery Communications, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2014	113	$2	533	$5	$6,917	$(4,763)	$3,809	$(368)	$5,602	$2	$5,604
Net income available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,034	—	1,034	1	1,035
Other comprehensive loss	—	—	—	—	—	—	—	(204)	(204)	—	(204)
Repurchases of stock	(4)	—	—	—	—	(698)	(253)	—	(951)	—	(951)
Share-based compensation	—	—	—	—	39	—	—	—	39	—	39
Excess tax benefits from share-based compensation	—	—	—	—	12	—	—	—	12	—	12
Tax settlements associated with share-based compensation	—	—	—	—	(27)	—	—	—	(27)	—	(27)
Issuance of stock in connection with share-based plans	—	—	3	—	21	—	—	—	21	—	21
Other adjustments for equity-based plans	—	—	—	—	(2)	—	—	—	(2)	—	(2)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(73)	—	(73)	—	(73)
Purchase of redeemable noncontrolling interest	—	—	—	—	61	—	—	(61)	—	—	—
Other adjustments to stockholders' equity	—	—	—	—	—	—	—	—	—	(3)	(3)
December 31, 2015	109	2	536	5	7,021	(5,461)	4,517	(633)	5,451	—	5,451
Net income available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,194	—	1,194	1	1,195
Other comprehensive loss	—	—	—	—	—	—	—	(129)	(129)	—	(129)
Repurchases of stock and stock settlement of common stock repurchase contracts	(9)	—	—	—	—	(895)	(479)	—	(1,374)	—	(1,374)
Prepayments for common stock repurchase contracts	—	—	—	—	(57)	—	—	—	(57)	—	(57)
Share-based compensation	—	—	—	—	35	—	—	—	35	—	35
Excess tax benefits from share-based compensation	—	—	—	—	7	—	—	—	7	—	7
Tax settlements associated with share-based compensation	—	—	—	—	(11)	—	—	—	(11)	—	(11)
Issuance of stock in connection with equity-based plans	—	—	5	—	51	—	—	—	51	—	51
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	(1)	—	2	—	—	—	—	—	—	—	—
December 31, 2016	99	2	543	5	7,046	(6,356)	5,232	(762)	5,167	—	5,167
Net loss available to Discovery Communications, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	(337)	—	(337)	—	(337)
Cumulative effect of accounting change - share-based payments	—	—	—	—	4	—	(4)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	177	177	—	177
Preferred stock modification	(82)	(2)	—	—	37	—	—	—	35	—	35
Repurchases of stock	(3)	—	—	—	—	(381)	(222)	—	(603)	—	(603)
Excess of fair value received over book value of equity contributed to redeemable noncontrolling interest in Velocity	—	—	—	—	57	—	—	—	57	—	57
Cash settlement of common stock repurchase contracts	—	—	—	—	58	—	—	—	58	—	58
Share-based compensation	—	—	—	—	44	—	—	—	44	—	44
Tax settlements associated with share-based compensation	—	—	(1)	—	(30)	—	—	—	(30)	—	(30)
Issuance of stock in connection with share-based plans	—	—	5	—	79	—	1	—	80	—	80
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(38)	—	(38)	—	(38)
December 31, 2017	14	$—	547	$5	$7,295	$(6,737)	$4,632	$(585)	$4,610	$—	$4,610
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, various digital distribution platforms and content licensing agreements. We also operate a portfolio of websites, digital direct-to-consumer products, production studios and curriculum-based education products and services. The Company presents the following business units: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting principally of international television networks and digital content services; and Education and Other, consisting principally of curriculum-based product and service offerings and production studios. Financial information for Discovery’s reportable segments is discussed in Note 21.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications
The Company adopted new accounting guidance for share-based payments, deferred income taxes and statements of cash flows as of January 1, 2017. The adoption of the new guidance for deferred income taxes resulted in reclassifications of current deferred tax assets to noncurrent deferred tax assets and liabilities in the Company's balance sheet as of December 31, 2016 to conform to the current period presentation. The impact of these reclassifications is shown within the balance sheet classification of the deferred income taxes section below. The new accounting pronouncements adopted for share-based payments resulted in the reclassification of net tax windfall from financing activities to operating activities in the consolidated statement of cash flows. The impact of these reclassifications is shown within the share-based payments section below. The new accounting pronouncements adopted for cash flow statements resulted in a reclassification of debt extinguishment costs from operating activities to financing activities in the consolidated statement of cash flows. The impact of this reclassification is shown within the statement of cash flows section below.
Preferred Stock Exchange
As a result of the July 30, 2017, Preferred Share Exchange Agreement (the "Exchange Agreement") with Advance/Newhouse Programming Partnership ("Advance/Newhouse"), in which Discovery agreed to issue newly designated shares of Series A-1 and Series C-1 preferred stock in exchange for all outstanding shares of Discovery's Series A and Series C convertible participating preferred stock (see Note 12), historical basic and diluted earnings per share available to Series C-1 preferred stockholders, previously Series C preferred stockholders, has changed. The transactions contemplated by the Exchange Agreement were completed on August 7, 2017. Prior to the Exchange Agreement, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each share of Series C preferred stock. Following the exchange, the Series C-1 preferred stock may be converted into Series C common stock at the initial conversion rate of 19.3648 shares of Series C common stock for each share of Series C-1 preferred stock. As such, the Company has retrospectively recast basic and diluted earnings per share information for Series C preferred stock for the years ended December 31, 2016 and 2015 in order to conform with per share earnings that would have been available for Series C-1 preferred stock. (See Note 17). The Exchange Agreement did not impact historical basic and diluted earnings per share attributable to the Company's Series A, B and C common stockholders.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the impact of the preferred stock modification to the Company's calculated basic earnings per share.

	Year Ended December 31,
	2016	2015
Pre-Exchange: Basic net income per share available to:
Series A, B and C common stockholders	$1.97	$1.59
Series C-1 convertible preferred stockholders	$3.94	$3.18

Post-Exchange: Basic net income per share available to:
Series A, B and C common stockholders	$1.97	$1.59
Series C-1 convertible preferred stockholders	$38.07	$30.74

Accounting and Reporting Pronouncements Adopted

Statement of Cash Flows
In November 2016, the Financial Accounting Standard Board ("FASB") issued guidance that reduces diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The topics relevant to the Company include: (1) debt prepayment or debt extinguishment costs, which prior to adoption were classified as operating activities, but are now classified as financing activities, (2) settlement and receipt of discounts and premiums associated with our senior notes, which prior to adoption were classified as operating activities, but are now classified as financing activities when the stated interest rate is deemed not insignificant to the effective interest rate of the borrowing, (3) contingent consideration payments not made soon after a business combination date, which must be classified as financing activities up to the contingent consideration liability amount with any excess payment classified as operating activities, and (4) the election to assess distributions received from equity method investees based on the nature of distribution approach, which results in the classification of such distributions based on the nature of the activity that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities). The Company early adopted this guidance retrospectively effective January 1, 2017 resulting in a reclassification of $5 million of debt extinguishment costs from operating activities to financing activities in the consolidated statement of cash flows for the year ended December 31, 2015. There was no impact on other prior periods presented for the first and second items listed above and no change in the Company's historical accounting policy was required for the third and fourth items.
Share-Based Payments
In March 2016, the FASB issued guidance that simplifies how share-based payments are accounted for and presented in the financial statements. Implementation of the new accounting guidance was effective January 1, 2017, and impacted the financial statements as follows:

•
Actual forfeitures will be used in the calculations of share-based compensation expense instead of estimated forfeitures. Retained earnings were decreased by approximately $4 million to affect the modified retrospective method impact of the adoption as of January 1, 2017.

•
Net windfall tax benefits or deficiencies are recorded in income tax expense in the period in which they occur, whereas they were previously recorded in additional paid-in capital (“APIC”). This change has been applied prospectively. There were $7 million and $12 million in net tax windfall adjustments for the years ended December 31, 2016 and December 31, 2015, respectively.

•
Expected cash flows from windfall tax benefits are no longer factored into the calculation of the number of shares for diluted earnings per share. This change has been applied prospectively. Net windfall tax benefits did not impact the presentation of diluted earnings per share for the years ended December 31, 2016 and December 31, 2015 by more than $0.01 per share.

•
Cash flows from net windfall tax benefits are classified as operating activities in the statement of cash flows presentation. Previously net windfall tax benefits were classified as financing activities. This change was applied on a retrospective basis resulting in adjustments to prior period amounts. As a result, there were $7 million and $12 million in net tax windfall adjustments for the years ended December 31, 2016 and December 31, 2015, respectively, reclassified from financing activities to operating activities.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The Company evaluated the accounting for awards that are liability-classified and marked-to-market each accounting period and concluded that there is no change to the accounting for those awards.
Balance Sheet Classification of Deferred Income Taxes
In November 2015, the FASB issued guidance that removes the requirement to separate deferred tax assets and liabilities into current and noncurrent amounts, and instead requires all such amounts be classified as noncurrent on the Company's consolidated balance sheets. As a result, each tax jurisdiction will now have only one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company retrospectively adopted the new guidance effective January 1, 2017.
The following table summarizes the adjustments the Company made to conform prior period classifications to the new guidance:

	December 31, 2016
	As reported	As adjusted
Current deferred income tax assets	$97	$—
Noncurrent deferred income tax assets (included within other noncurrent assets)	9	20
Noncurrent deferred income tax liabilities	(553)	(467)
Total	$(447)	$(447)
Business Combinations
In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which were recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this guidance effective January 1, 2016 and has applied it on a prospective basis.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued guidance requiring the Company to perform interim and annual assessments regarding conditions or events that raise substantial doubt about the Company's ability to continue as a going concern for a period of one year after the financial statements are issued, and to provide related disclosures, if applicable. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the financial statements are issued, along with the principal conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations, and management's plans that are intended to mitigate those conditions or events. The Company adopted this guidance for the year ended December 31, 2016, and concluded that as of December 31, 2017 there were no conditions or events that raise substantial doubt about the Company's ability to continue as a going concern for one year after the financial statements are issued.
Accounting and Reporting Pronouncements Not Yet Adopted
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued updated guidance which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the tax reform legislation ("the 2017 Tax Act" or "the Tax Act") to retained earnings for each period in which the effect of the change is recorded. The update also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued significant amendments to hedge accounting which expand the eligibility for hedge accounting to more financial and nonfinancial hedging strategies. The guidance is intended to align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. In addition, the guidance amends the presentation and disclosure requirements and changes how companies assess effectiveness. The updated guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Goodwill
Under the current accounting guidance, the quantitative goodwill impairment test is performed using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the quantitative impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit’s identifiable net assets excluding goodwill is compared to the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss, such as the $1.3 billion recorded for the year ended December 31, 2017 in the consolidated statements of operations, is recognized in an amount equal to that excess (see Note 8).
In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. The new guidance eliminates Step 2 from the goodwill impairment test, and eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Therefore, an entity will recognize impairment charges for the amount by which the carrying amount exceeds the reporting unit's fair value, and the same impairment assessment applies to all reporting units. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this update must be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. If the Company had early adopted this accounting pronouncement, the impact of the current period goodwill impairment would have been approximately $100 million, substantially less than the impairment charge recorded under the current guidance.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting changes and error corrections
In January 2017, the FASB issued guidance which states that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. This guidance is effective immediately. Transition guidance in certain issued but not yet adopted standards has been updated to reflect this amendment.
Clarifying the definition of a business
In January 2017, the FASB issued guidance that amends the definition of a business and provides a threshold which must be considered to determine whether a transaction is an acquisition (or disposal) of an asset or a business. Under the current accounting guidance, the minimum inputs and processes required for a “set” of assets and activities to meet the definition of a business is not specified. That lack of clarity has led to broad interpretations of the definition of a business. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. The guidance is effective on a prospective basis beginning January 1, 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.
Income Taxes
In October 2016, the FASB issued guidance that simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance includes requirements to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, and therefore eliminates the exception for an intra-entity transfer of an asset other than inventory. The new standard is effective January 1, 2018. The Company is currently analyzing the impact of the pronouncement to the consolidated financial statements.
Leases
In February 2016, the FASB issued guidance on leases that will require lessees to recognize almost all of their leases on the balance sheet by recording a right-of-use asset and liability. The new standard will be effective for reporting periods beginning after December 15, 2018, and the new accounting guidance may be applied at the beginning of the earliest comparative period presented in the year of adoption or at effective date without applying the provisions of the new guidance to comparative periods presented. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements; however, it is expected that assets and liabilities will increase materially when operating leases are recorded under the new standard. The method of transition will be determined when the Company has completed its evaluation.
Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued guidance regarding the classification and measurement of financial instruments, which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. The standard requires equity securities, including available-for-sale ("AFS") securities, to be measured at fair value with changes in the fair value recognized through net income, superseding the guidance permitting entities to record gains and losses on equity securities with readily determinable fair values in accumulated other comprehensive income. Investments accounted for under the equity method of accounting or that result in consolidation are not included within the scope of this update. The new standard will affect the Company's accounting for AFS securities for reporting periods beginning after December 15, 2017. The Company will apply the guidance on a modified retrospective basis. The transition adjustment to reclassify accumulated other comprehensive income to retained earnings is expected to be $26 million. (See Note 12.)
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
The guidance requires new or expanded disclosures related to the judgments made by companies when following the framework. The Company is nearing completion of its assessment of the impact of adopting this new guidance, and the Company

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will implement the new revenue standard beginning January 1, 2018. The Company currently does not anticipate that the adoption of the new guidance will have a material impact on the Company's financial statements, principally because the Company does not expect significant changes in the way it will record distribution or advertising revenues. The Company will apply the guidance on a modified retrospective basis.
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
Estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, share-based compensation, income taxes, other financial instruments, contingencies, and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.
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
If it is concluded that an entity is not a VIE, then the Company considers its proportional voting interests in the entity. The Company consolidates majority-owned subsidiaries in which a controlling financial interest is maintained. A controlling financial interest is determined by majority ownership and the absence of substantive third-party participating rights.
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
Investments in equity method investees are those for which the Company has the ability to exercise significant influence, but does not control and is not the primary beneficiary. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company typically records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. For the Company's equity method investments in renewable energy limited liability companies where the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests, the Company's proportionate share of net earnings is accounted for using the Hypothetical Liquidation at Book Value ("HLBV") methodology available under the equity method of accounting. When applying HLBV, the Company determines the amount that would be received if the investment were to liquidate all of its assets and distribute the resulting cash to the investors based on contractually

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

defined liquidation priorities, assuming the entity continues as a going concern. The change in the Company's claim on the investee's book value in accordance with GAAP at the beginning and the end of the reporting period, after adjusting for any contributions or distributions, is the Company's share of the earnings or losses for the period. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. (See "Asset Impairment Analysis" below.)
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
Cash obtained as a result of the Company's debt issuance in September 2017 is invested into short-term instruments that qualify as cash and cash equivalents. Any accrued interest received after maturity is reinvested into additional short-term instruments. These investments are anticipated to be used to partially fund the Scripps Networks Interactive, Inc. ("Scripps Networks") acquisition. In the interim, the Company has full access to these proceeds.
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
Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other (expense) income, net, and totaled a loss of $83 million, a gain of $75 million, and a loss of $103 million for 2017, 2016 and 2015, respectively.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Long-lived Assets
Long-lived assets such as amortizing trademarks, customer lists, other intangible assets, and property and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, such as when the disposal of such assets is likely or there is an adverse change in the market involving the business employing the related assets. If an impairment analysis is required, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. Fair value is typically determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its fair value less costs to sell. To the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized in an amount equal to the difference. Significant judgments used for long-lived asset impairment assessments include identifying the appropriate asset groupings and primary assets within those groupings, determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and assumptions applied in determining fair value, which include, reasonable discount rates, growth rates, market risk premiums and other assumptions about the economic environment.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Method Investments, AFS Securities and Cost Method Investments
Equity method investments, AFS securities and cost method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. Equity method investments, AFS securities and cost method investments are written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company estimates the fair value of its investments by considering share price and other publicly available information, recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as: the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. (See Note 4.) Other than AFS securities, fair values of investments are not assessed every reporting period unless there are indications of impairment.
If declines in the value of these investments are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of other income (expense), net on the consolidated statements of operations.
Derivative Instruments
The Company uses derivative financial instruments to modify its exposure to exogenous events, market risks from changes in foreign currency exchange rates, interest rates, and the fair value of investments classified as available-for-sale securities. At the inception of a derivative contract, the Company designates the derivative as one of four types based on the Company's intentions and expectations as to the likely effectiveness as a hedge. These four types are: (i) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), (ii) a hedge of net investments in foreign operations ("net investment hedge"), (iii) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), or (iv) an instrument with no hedging designation. (See Note 10.)
Cash Flow Hedges
For those derivative instruments designated as cash flow hedges, gains or losses on the effective portion of derivative instruments are initially recorded in accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the consolidated statements of operations in the same line item in which the hedged item is recognized and in the same period as the hedged item affects earnings. If it becomes probable that a forecasted transaction will not occur, any related gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets are reclassified to other (expense) income, net on the consolidated statements of operations in that period. Generally, the maximum length of time over which the Company hedges its exposure to variability in future cash flows for forecasted transactions is less than one year.
Net Investment Hedges
For those derivative instruments designated as net investment hedges, the changes in the fair value of the derivatives instruments are recorded as cumulative translation adjustments, a component of accumulated other comprehensive loss on the consolidated balance sheets, and are only recognized in earnings upon the liquidation or sale of the hedged investment. If the notional amount of the instrument designated as the hedge of a net investment is greater than the portion of the net investment being hedged, hedge ineffectiveness, which is the gain or loss of the portion over-hedged, is reclassified to other (expense) income, net on the consolidated statements of operations in that period.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statement Presentation
The Company records all unsettled derivative contracts at their gross fair values on the consolidated balance sheets. (See Note 5.) The portion of the fair value that represents cash flows occurring within one year are classified as current, and the portion related to cash flows occurring beyond one year are classified as noncurrent.
The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows from the hedged item. For example, the cash paid or received to settle the effective portion of foreign exchange derivatives intended to hedge distribution revenue earned during the year ended December 31, 2017 is reported as an operating activity in the consolidated statements of cash flows consistent with the classification of cash received from customers. Also, the cash flows related to our interest rate contracts used to hedge the pricing for certain senior notes are reported as a financing activity in the consolidated statements of cash flows consistent with the cash proceeds from our debt offerings. The cash flows from the ineffective portion of derivative instruments used as hedges, periodic settlement of interest on cross-currency swaps, and derivative contracts not designated as hedges are reported as investing activities in the consolidated statements of cash flows.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred Revenue
Deferred revenue primarily consists of cash received for television advertising for which the advertising spots have not yet fully delivered the ratings guaranteed, product licensing arrangements, advanced billings to subscribers for access to the Company’s curriculum-based streaming services and advanced fees received related to the sublicensing of Olympic rights. The amounts classified as current are expected to be earned within the next year.
Share-Based Compensation Expense
The Company has incentive plans under which performance-based restricted stock units (“PRSUs”), service-based restricted stock units (“RSUs”) stock options, stock appreciation rights (“SARs”) are issued. The Company's unit awards plan is no longer active, effective January 1, 2016.
Vesting for certain PRSUs is subject to satisfying objective operating performance conditions, while vesting for other PRSUs is based on the achievement of a combination of objective and subjective operating performance conditions. Compensation expense for PRSUs that vest based on achieving objective operating performance conditions is measured based on the fair value of the Company’s Series A and C common stock on the date of grant less actual forfeitures. Compensation expense for PRSUs that vest based on achieving subjective operating performance conditions or in situations where the executive is able to withhold taxes in excess of the minimum statutory requirement, is remeasured at the fair value of the Company’s Series A and Series C common stock, as applicable, less actual forfeitures each reporting period until the date of conversion. Compensation expense for all PRSUs is recognized ratably, following a graded vesting pattern during the vesting period only when it is probable that the operating performance conditions will be achieved. The Company records a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of whether or not it is probable the operating performance conditions will be achieved.
The Company measures the cost of employee services received in exchange for RSUs based on the fair value of the Company’s Series A common stock on the date of grant less actual forfeitures. Compensation expense for RSUs is recognized ratably during the vesting period.
Compensation expense for stock options is attributed to expense over the vesting period based on the fair value on the date of grant less actual forfeitures. Compensation expense for stock options is recognized ratably during the vesting period.
The Company measures the cost of employee services received in exchange for SARs and unit awards based on the fair value of the award less forfeitures. Because certain SARs and all unit awards are cash-settled, the Company remeasures the fair

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of these awards each reporting period until settlement. Compensation expense, including changes in fair value, for SARs and unit awards is recognized during the vesting period in proportion to the requisite service that has been rendered as of the reporting date. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche.
The fair values of SARs and stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. For SARs the expected term is the period from the grant date to the end of the contractual term of the award unless the terms of the award allow for cash-settlement automatically on the date the awards vest, in which case the vesting date is used. For stock options the simplified method is utilized to calculate the expected term, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method considers the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on the Company’s common stock and historical realized volatility of the Company’s common stock. The dividend yield is assumed to be zero because the Company has no history of paying cash dividends and no present intention to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.
When recording compensation cost for share-based awards, the Company has the option to estimate the number of awards granted that are expected to be forfeited or use actual forfeitures, in accordance with the March 2016 FASB guidance that simplified how share-based payments are accounted for and presented in the financial statements. On January 1, 2017, the Company adopted the new guidance on a modified retrospective basis to use actual forfeitures in the calculations of share-based compensation expense instead of estimated forfeitures.
The Employee Stock Purchase Plan (the “ESPP”) enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. The Company recognizes the fair value of the discount associated with shares purchased under the plan as equity-based compensation expense.
Share-based compensation expense is recorded as a component of selling, general and administrative expense. The Company classifies the intrinsic value of SARs that are vested or will become vested within one year as a current liability.
Excess tax benefits realized from the exercise of stock options and vested RSUs, PRSUs and the ESPP are reported as cash inflows from operating activities on the consolidated statements of cash flows.
Advertising Costs
Advertising costs are expensed as promotional services are delivered in selling, general and administrative expenses. Advertising costs paid to third parties totaled $162 million, $166 million and $148 million for 2017, 2016 and 2015, respectively.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law, including the new tax on global intangible low-taxed income ("GILTI"). The Company concluded that it would not be appropriate to provide deferred taxes on individual inside basis differences or the outside basis difference (or portion thereof) because a taxpayer’s GILTI is based on its aggregate income from all foreign corporations. Because the computation is done at an aggregate level, the unit of account is not the taxpayer’s investment in an individual foreign corporation or that corporation’s assets and liabilities.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, more than 90% of distribution revenue comes from the 10 largest distributors. For the International Networks segment, approximately 42% of distribution revenue comes from the 10 largest distributors. Agreements in place with the 10 largest cable and satellite operators with the U.S. Networks and International Networks expire at various times from 2018 through 2021. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for 2017, 2016 and 2015. As of December 31, 2017 and 2016, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk. In conjunction with the Scripps Networks acquisition, $2.7 billion of proceeds from debt issuances were invested in money market funds, $1.3 billion were invested in time deposit accounts, and the remainder was invested in highly liquid, short-term instruments with original maturities of 90 days or less. These investments are classified as cash and cash equivalents on the balance sheet and are anticipated to be used for the Scripps Networks acquisition; in the interim, the Company has full access to these proceeds. Additionally, the Company has cash and cash equivalents held by its foreign subsidiaries. Under the TCJA, the Company is subject to U.S. taxes for the deemed repatriation of certain cash balances held by foreign corporations. The Company intends to continue to permanently reinvest these funds outside of the U.S., and current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of December 31, 2017, the Company did not anticipate nonperformance by any of its counterparties.
Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. In connection with the Company's hedge of certain investments classified as available-for-sale securities, the Company has pledged shares as collateral to the derivative counterparty. (See Note 5.) The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. As of December 31, 2017, $3 million of collateral has been posted by the Company under these arrangements and classified as other noncurrent assets in the consolidated balance sheets. As of December 31, 2017, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $25 million. (See Note 10.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Scripps Networks Interactive, Inc.
On February 26, 2018, the U.S. Department of Justice notified the Company that it has closed its investigation into Discovery's agreement for a plan of merger to acquire Scripps Networks in a cash-and-stock transaction. The estimated merger consideration for the acquisition totals $12.0 billion, including cash of $8.4 billion and stock of $3.6 billion based on the Series C common stock price as of January 31, 2018. In addition, the Company will assume Scripps Networks' net debt of approximately $2.7 billion. The transaction is expected to close in early 2018.
Scripps Networks shareholders will receive $63.00 per share in cash and a number of shares of Discovery's Series C common stock that is determined in accordance with a formula and subject to a collar based on the volume weighted average price of the Company's Series C common stock. The formula is based on the volume weighted average price of Discovery's Series C common stock over the 15 trading days ending on the third trading day prior to closing (the “Average Discovery Price”). Scripps Networks shareholders will receive 1.2096 shares of Discovery's Series C common stock if the Average Discovery Price is below $22.32, and 0.9408 shares of Discovery's Series C common stock if the Average Discovery Price is above $28.70. The intent of the range was to provide Scripps Networks shareholders with $27.00 of value per share in Discovery Series C common stock; if the Average Discovery Price is greater than or equal to $22.32 but less than or equal to $28.70, Scripps Networks shareholders will receive a proportional number of shares between 1.2096 and 0.9408. If the Average Discovery Price is below $25.51, Discovery has the option to pay additional cash instead of issuing more shares above the 1.0584 conversation ratio required at $25.51. The cash payment is equal to the product of the additional shares required under the collar formula multiplied by the Average Discovery Price; for example, if the Average Discovery Price were $22.32 with a conversion ratio of 1.2096, the Company could offer shares at the 1.0584 ratio and pay for the difference associated with the incremental shares in cash. Outstanding employee equity awards or share-based awards that vest upon the change of control will be acquired with a similar combination of cash and shares of Discovery Series C common stock pursuant to terms specified in the Merger Agreement. Therefore, the merger consideration will fluctuate based upon changes in the share price of Discovery Series C common stock and the number of Scripps Networks common shares, stock options, and other equity-based awards outstanding on the closing date. Discovery will also pay certain transaction costs incurred by Scripps Networks. The post-closing impact of the formula was intended to result in Scripps Networks’ shareholders owning approximately 20% of Discovery’s fully diluted common shares and Discovery’s shareholders owning approximately 80%. The Company will utilize debt (see Note 9) and cash on hand to finance the cash portion of the transaction. The transaction is subject to regulatory approvals and other customary closing conditions.
John C. Malone, Advance/Newhouse and members of the Scripps family entered into voting agreements to vote in favor of the transactions and the stockholders of both Discovery and Scripps Networks approved the transaction on November 17, 2017. In addition, Advance/Newhouse has provided its consent, in its capacity as the holder of Discovery’s outstanding shares of Series A preferred stock, for Discovery to enter into the Merger Agreement and consummate the merger. In connection with this consent, Discovery and Advance/Newhouse entered into an exchange agreement pursuant to which Advance/Newhouse exchanged all of its shares of Series A and Series C preferred stock of Discovery for shares of newly designated Series A-1 and Series C-1 preferred stock of Discovery. The exchange transaction did not change the aggregate number of shares of Discovery’s Series A common stock and Series C common stock that are beneficially owned by Advance/Newhouse or change voting rights or liquidation preferences afforded to Advance/Newhouse. The $35 million impact of the modification has been recorded as a component of selling, general and administrative expense. (See Note 12 and Note 17.) All of Discovery's direct costs of the Scripps Networks acquisition will be reflected as a component of selling, general and administrative expense in the consolidated statements of operations.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of the estimated merger consideration (in millions of dollars and shares, except for per share amounts, share conversion ratio, stock option conversion ratio, average cash consideration and average equity consideration). The estimated merger consideration is based on the number of Scripps Networks shares outstanding as of December 31, 2017, and utilizes a January 31, 2018 transaction closing date to compute the equity portion of the purchase price.

Outstanding Scripps Networks equity
Scripps Networks shares outstanding	130
Cash consideration per share	$63.00
Estimated cash portion of purchase price	$8,193

Scripps Networks shares outstanding	130
Share conversion ratio	1.1316
Discovery Series C common stock assumed to be issued	147
Discovery Series C common stock price per share	$23.86
Estimated equity portion of purchase price	$3,511

Outstanding shares under Scripps Networks share-based compensation programs
Shares under Scripps Networks share-based compensation programs	3
Scripps Networks share-based compensation converting to cash (70%)	2
Average cash consideration (per share less applicable exercise price)	$50.34
Estimated cash portion of purchase price	$114

Scripps Networks share-based compensation converting to Discovery Series C common stock (30%)	1
Stock option conversion ratio (based on intrinsic value per award)	3
Discovery Series C common stock (1) or options (2) assumed to be issued	3
Average equity consideration (intrinsic value of Discovery Series C common stock or options to be issued as consideration)	$12.84
Estimated equity portion of purchase price for share awards	$45

Scripps Networks transaction costs required to be paid by Discovery	$105

Total estimated consideration to be paid	$11,968
Balances reflect rounding of dollar and share amounts to millions, which may result in differences for recalculated amounts compared with the amounts presented above.

Merger Consideration Sensitivity
The table below illustrates the potential impact to the total estimated outstanding Discovery Series C common stock to be issued assuming that the stock portion of the consideration for outstanding Scripps shares were converted to shares of Discovery Series C common stock at either the low-end or the high-end of the collar range. For the purposes of this calculation, the total number of Scripps outstanding shares has been assumed to be the same as in the table above. The stock prices used to determine the equity portion of the consideration in each scenario is based on Discovery Series C common stock price at the low-end and the high-end of the collar (in millions of dollars and shares, except for conversion ratio).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Discovery Series C Common Stock (DISCK) Shares to Issue and Total Estimated Consideration to be Paid
	Minimum	Maximum
Scripps shares outstanding as of December 31, 2017	130	130
Average Discovery price - Series C common stock	$22.32	$28.70
Conversion ratio	1.2096	0.9408
Discovery Series C common stock to be issued for estimated Scripps shares outstanding	157	122
Total estimated consideration to be paid	$11,968	$11,968
If the average price of Discovery Series C common stock is above the collar maximum or below the collar minimum, the total estimated consideration to be paid will increase or decrease accordingly from the amount shown in the table above.
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
OWN
On November 30, 2017, the Company acquired from Harpo, Inc. ("Harpo") a controlling interest in OWN, increasing Discovery’s ownership stake from 49.50% to 73.99%. OWN is a pay-TV network and website that provides adult lifestyle and entertainment content, which is focused on African Americans. Discovery paid $70 million in cash and recognized a gain of $33 million to account for the difference between the carrying value and the fair value of the previously held 49.50% equity interest. The price included an assessment of fair value of the equity interest in the network, subject to the impact of the note payable to Discovery. The gain is included in other (expense) income, net in the Company's consolidated statements of operations (see Note 18). Discovery consolidated OWN under the VIE consolidation model upon closing of the transaction. As a result, the accounting for OWN was changed from an equity method investment to a consolidated subsidiary.
The Company applied the acquisition method of accounting to OWN’s business, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce and synergies expected from broader exposure to the self-discovery and self-improvement entertainment sector. The goodwill recorded as part of this acquisition is included in the U.S. Network reportable segment and is not amortizable for tax purposes. Intangible assets consist of advertiser backlog, advertiser relationships and affiliate relationships with a weighted average estimated useful life of 9 years.
The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets, principally intangibles, and certain contingent liabilities. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur. The preliminary fair value of assets acquired and liabilities assumed, as well as a reconciliation to cash consideration transferred is presented in the table below (in millions).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017
Intangible assets	$295
Content rights	176
Accounts receivable	84
Other assets	26
Other liabilities	(230)
Net assets acquired	$351
Goodwill	136
Remeasurement gain on previously held equity interest	(33)
Carrying value of previously held equity interest	(329)
Redeemable noncontrolling interest	(55)
Cash consideration transferred	$70
Following the acquisition of the incremental equity interest and change to governance provisions, the Company has determined that it is now the primary beneficiary of OWN as Discovery obtained control of the Board of Directors and operational rights that significantly impact the economic performance of the business such as programming and marketing, and selection of key personnel. As the primary beneficiary, Discovery includes OWN's assets, liabilities and results of operations in the Company's consolidated financial statements. As of December 31, 2017, the carrying amounts of assets and liabilities of the consolidated VIE were $707 million and $505 million, respectively. The fair value of the noncontrolling interest retained by Harpo was computed based on Harpo's contractual claims to the underlying net assets of the business, which are partially subordinate to the Company's given the Company's historical funding of OWN's losses. The loans funded by Discovery to launch the network require repayment prior to equity distributions to partners.
Harpo has the right to require the Company to purchase its remaining non-controlling interest during 90-day windows beginning on July 1, 2018 and every two and half years thereafter through January 1, 2026. As OWN’s put right is outside the Company's control, OWN’s noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. (See Note 11.)

The Enthusiast Network, Inc.
On September 25, 2017, the Company contributed its linear cable network focused on cars and motor sports, Velocity, to a new joint venture ("VTEN"), with GoldenTree Asset Management L.P. ("GoldenTree"). GoldenTree's contributions to the joint venture included businesses from The Enthusiast Network, Inc. ("TEN"), primarily MotorTrend.com, Motor Trend YouTube channel and the Motor Trend OnDemand OTT service. TEN did not contribute its print businesses to the joint venture. The joint venture will establish a portfolio of digital content, social groups, live events and original content focused on the automotive audience. In exchange for their contributions, Discovery and GoldenTree received 67.5% and 32.5% ownership of the new joint venture, respectively.
Discovery consolidated the joint venture under the voting interest consolidation model upon the closing of the transaction. As the Company controlled Velocity and continues to control Velocity after the transaction, the change in the value of the Company's ownership interest was accounted for as an equity transaction and no gain or loss was recognized in the Company's consolidated statements of operations. The Company applied the acquisition method of accounting to TEN's contributed businesses, whereby the excess of the fair value of the contributed business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce and synergies expected from broader exposure to the automotive entertainment sector. The goodwill recorded as part of this acquisition is included in the U.S. Network reportable segment and is not amortizable for tax purposes. Intangible assets primarily consist of trade names, licensing agreements and customer relationships with a weighted average estimated useful life of 16 years.
The Company used DCF analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of net assets acquired includes measurement period adjustments primarily due to finalization of the valuation of intangible assets recorded against goodwill. The fair value of the assets acquired and liabilities assumed is presented in the table below (in millions).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Preliminary September 25, 2017	Measurement Period Adjustments	Final September 25, 2017
Goodwill	$59	$16	$75
Intangible assets	71	(18)	53
Property plant and equipment, net	16	1	17
Other assets acquired	6	—	6
Liabilities assumed	(8)	1	(7)
Net assets acquired	$144	$—	$144
Discovery has a fair value call right exercisable during 30 day windows beginning September 2022 and March 2024 to require GoldenTree to sell its entire ownership interest in the joint venture at fair value. GoldenTree has a fair value put right exercisable during 30 day windows beginning in March 2021, September 2022 and March 2024 that requires Discovery to either purchase all of GoldenTree's interest in the joint venture at fair value or participate in an initial public offering for the joint venture. GoldenTree's 32.5% noncontrolling interest in the joint venture is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. The opening balance sheet value recognized for the redeemable noncontrolling interest upon closing was $82 million, based on GoldenTree's ownership interest in the book value of Velocity and fair value of GoldenTree's contribution. The balance was subsequently increased by $38 million to adjust the redemption value to fair value of $120 million. (See Note 11.)
Eurosport International and France
On March 31, 2015 the Company acquired an additional 31% interest in Eurosport France for €36 million ($38 million). This transaction gave the Company a 51% controlling stake in Eurosport. The Company recognized gains of $2 million for the year ended December 31, 2015 to account for the difference between the carrying value and the fair value of the previously held 20% equity method investments in Eurosport France and Eurosport International. The gains were included in other (expense) income, net in the Company's consolidated statements of operations. (See Note 18.) On October 1, 2015, TF1 put its remaining 49% interest in Eurosport to the Company for €491 million ($548 million). (See Note 11.)
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
The Company used a DCF analysis, which represent Level 3 fair value measurements, to assess certain components of the Eurosport purchase price allocations. The fair value of the assets acquired, liabilities assumed, noncontrolling interests recognized and the remeasurement gains recorded on the previously held equity interests is presented in the table below (in millions).

Eurosport France
March 31, 2015
Goodwill	$69
Intangible assets	40
Other assets acquired	25
Cash	35
Removal of TF1 put right	2
Currency translation adjustment	(6)
Remeasurement gain on previously held equity interest	(2)
Liabilities assumed	(30)
Deferred tax liabilities	(14)
Redeemable noncontrolling interest (Note 11)	(60)
Carrying value of previously held equity interest	(21)
Net assets acquired	$38

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other
In 2017 and 2015, the Company acquired other businesses for total cash and contingent consideration of $4 million and $91 million, net of cash acquired, respectively. Total consideration as of December 31, 2015 included contingent consideration of $13 million, of which $2 million was paid during 2016. The acquisitions included FTA networks in Poland, Italy and Turkey, cable networks in Denmark and a pay-TV sports channel in Asia. The goodwill reflects the synergies and regional market penetration from combining the operations of these acquisitions with the Company's operations.
Pro Forma Financial Information
The Company did not have material pro forma information to present for 2017, 2016 and 2015. The Company's 2017 business combinations are not material individually or in the aggregate, the Company had no 2016 business combinations, and the Company's 2015 business combinations are also not material individually or in the aggregate.
Dispositions
Education Sale
On February 26, 2018, the Company announced the planned sale of a controlling equity stake in its education business in the first half of 2018 to Francisco Partners for cash of $120 million. No loss is expected upon sale. The Company will retain an equity interest. Additionally, the Company will have ongoing license agreements which are considered to be at fair value. As of December 31, 2017, the Company determined that the education business did not meet the held for sale criteria, as defined in GAAP as management had not committed to a plan to sell the assets.
Raw and Betty Studios, LLC
On April 28, 2017, the Company sold Raw and Betty to All3Media. All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting. The Company recorded a loss of $4 million for the disposition of these businesses for the year ended December 31, 2017. The loss on disposition of Raw and Betty included $38 million in net assets, including $30 million of goodwill. Raw and Betty were components of the studios operating segment reported with Education and Other.
Group Nine Transaction
On December 2, 2016, the Company recorded a pre-tax gain of $50 million upon disposition of its digital network Seeker and production studio SourceFed, following its contribution of the businesses and $100 million in cash for the formation of a new joint venture, Group Nine Media, Inc. ("Group Nine Media"), on December 2, 2016 ("Group Nine Transaction"). Group Nine Media includes Thrillist Media Group, NowThis Media and TheDodo.com. As a result of the transaction, Discovery obtained a non-controlling ownership interest in the preferred stock of Group Nine Media, which is accounted for under the cost method of accounting. As of December 31, 2017, the Company owns a 42% minority interest in Group Nine Media with a carrying value of $212 million. (See Note 4.) The gain on contribution of the digital networks business included the disposition of $32 million in net assets, including $22 million of goodwill allocated to the transaction based on the relative fair values of the digital networks business disposed of and the portion of the U.S. Networks reporting unit that was retained.
Russia
On October 7, 2015, Discovery recorded a loss of $5 million upon the deconsolidation of its Russian business following its contribution to a joint venture (the “New Russian Business”) with a Russian media company, National Media Group ("NMG"). The New Russian Business was established to comply with changes in Russian legislation that limit foreign ownership of media companies in Russia. No cash consideration was exchanged in the transaction. NMG contributed a FTA license which enables advertising for the New Russian Business. As part of the transaction, Discovery obtained a 20% ownership interest in the New Russian Business, which is accounted for under the equity method of accounting. The loss on contribution of the Russian business included $15 million of goodwill allocated to the transaction based on the relative fair values of the Russian business disposed of and the portion of the reporting unit that was retained. Although Discovery no longer consolidates the Russian business, Discovery earns revenue by providing content and brands to the New Russian Business under long-term licensing arrangements. (See Note

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.) The Russian business was included in the International Networks reportable segment; the licensing arrangements with the New Russian Business are reported as distribution revenue in the International Networks reportable segment. (See Note 21.)
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
The Company determined that the disposals noted above did not meet the definition of a discontinued operation because the dispositions do not represent strategic shifts that have a significant impact on the Company's operations and consolidated financial results.
NOTE 4. INVESTMENTS
The Company’s investments consisted of the following (in millions).

		December 31,
Category	Balance Sheet Location	2017	2016
Cash equivalents:
Time deposits	Cash and cash equivalents	$1,305	$—
Trading securities:
Money market funds	Cash and cash equivalents	2,707	—
Mutual funds	Prepaid expenses and other current assets	182	160
Equity method investments:
Equity investments	Equity method investments	335	246
OWN advances and note receivable	Equity method investments	—	311
AFS securities:
Common stock	Other noncurrent assets	82	64
Common stock - pledged	Other noncurrent assets	82	64
Cost method investments	Other noncurrent assets	295	245
Total investments		$4,988	$1,090
Money Market Funds, Time Deposits and U.S. Treasury Securities
During 2017, the Company issued $6.8 billion in senior notes to fund the anticipated Scripps Networks acquisition. (See Note 3 and Note 9.) Of these total proceeds, $2.7 billion were invested in money market funds, $1.3 billion were invested in time deposit accounts, and the remainder was invested in highly liquid, short-term instruments with original maturities of 90 days or less. These investments are classified as cash and cash equivalents on the consolidated balance sheet and are anticipated to be used for the Scripps Networks acquisition. In the interim, the Company has full access to these proceeds. Of the $6.8 billion in debt proceeds, approximately $5.9 billion is subject to a special mandatory redemption provision that requires the Company to redeem the notes for a price equal to 101% of their principal amount, plus any accrued and unpaid interest on the notes, in the event that the Scripps Networks acquisition has not closed or the agreement is terminated prior to August 30, 2018. While the Company expects to complete the Scripps Networks acquisition by the required date, unanticipated developments could delay or prevent the acquisition.
Mutual Funds
Trading securities include investments in mutual funds held in a separate trust, which are owned as part of the Company’s supplemental retirement plan. (See Note 5.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Method Investments
The Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. Almost all equity method investees are privately owned. With the exception of the OWN investment prior to the November 30, 2017 acquisition (see Note 3), and certain investments in renewable energy projects accounted for using the HLBV methodology, carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of December 31, 2017, the Company’s maximum estimated exposure for all its VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $204 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE equity method investments were $181 million and $426 million as of December 31, 2017 and 2016, respectively. The Company recognized its portion of VIE operating results with losses of $182 million, earnings of $7 million and earnings of $30 million for 2017, 2016 and 2015, respectively, in income from equity investees, net on the consolidated statements of operations.
Renewable Energy Investments
The Company invested in limited liability companies that sponsor renewable energy projects related to solar energy during the years ended December 31, 2017 and December 31, 2016, for the amounts of $322 million and $63 million, respectively. There were no investments in 2015. The Company expects these investments to result in tax benefits received, which reduce the Company's tax liability, and cash flows from the operations of the investees. These investments are considered VIEs of the Company. The Company accounts for these investments under the equity method of accounting. While the Company possesses rights that allow it to exercise significant influence over the investments, the Company does not have the power to direct the activities that will most significantly impact their economic performance, such as the investee's ability to obtain sufficient customers or control solar panel assets. Once a stipulated return on investment is garnered by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company applies the HLBV method for recognizing the Company's proportionate share of the investments' net earnings or losses.
The Company recognized $251 million and $24 million of losses on these investments as of December 31, 2017 and December 31, 2016, respectively. The losses are reflected as a component of (loss) income from equity investees, net on the Company's consolidated statements of operations. The Company has recorded income tax benefits associated with these investments of $294 million post-tax reform and $26 million for 2017 and 2016, respectively. These benefits are comprised of $83 million post-tax reform and $9 million from the entities' passive losses and $211 million post-tax reform and $17 million from investment tax credits for 2017 and 2016, respectively. The Company accounts for investment tax credits utilizing the flow through method. As of December 31, 2017 and December 31, 2016, the Company's carrying value of renewable energy investments were $98 million and $39 million, respectively. The Company has $20 million of future funding commitments for these investments as of December 31, 2017, which are cancelable under limited circumstances. The Company has concluded that losses incurred on these investments to-date are not indicative of an other-than-temporary impairment due to the nature of these investments. Losses in the early stages of investments in companies that sponsor renewable energy projects are not uncommon, and the Company expects improved performance from these investments in future periods.
Other Equity Method Investments
At December 31, 2017 and December 31, 2016, the Company's other equity method investments included All3Media, a Russian cable television business, Mega TV in Chile, and certain joint ventures in Canada. The Company acquired other equity method investments, largely to enhance the Company's digital distribution strategies, particularly for Eurosport Player, and made additional contributions to existing equity method investments totaling $73 million during 2017.
Significant Subsidiaries
    The table set forth below presents selected financial information for investments accounted for under the equity method. Because renewable energy projects discussed above are accounted for under the HLBV equity method of accounting, the Company's equity method losses do not directly correlate with the GAAP results of the investees presented below. The selected statement of operations information for each of the three years ended December 31, 2017, 2016, and 2015 and the selected balance sheet information as of December 31, 2017 and 2016 (in millions).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
Selected Statement of Operations Information:
Revenues	$1,780	$1,617	$1,324
Cost of sales	1,100	998	853
Operating income	76	83	42
Pre-tax income (loss) from continuing operations before extraordinary items	16	(78)	(42)
After-tax net loss	(27)	(98)	(42)
Net loss attributable to the entity	(27)	(99)	(42)

Selected Balance Sheet Information:
Current assets	$1,002	$884
Noncurrent assets	1,946	1,646
Current liabilities	701	752
Noncurrent liabilities	1,008	1,177
Redeemable preferred stock	476	—
Non-controlling interests	6	8

AFS Securities
On November 12, 2015, the Company acquired 5 million shares, or 3%, of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company, for $195 million. Lionsgate operates in the motion picture production and distribution, television programming and syndication, home entertainment, family entertainment and digital distribution businesses. As the shares have a readily determinable fair value and the Company has the intent to retain the investment, the shares are classified as AFS securities.
The accumulated amounts associated with the components of the Company's AFS securities, which are included in other non-current assets, are summarized in the table below.

	December 31,
	2017	2016
Cost	$195	$195
Accumulated change in the value of:
Hedged AFS recognized in other expense, net	(1)	(19)
Unhedged AFS recorded in other comprehensive income	32	14
Other-than-temporary impairment of AFS Securities	(62)	(62)
Carrying value	$164	$128

The Company hedged 50% of the shares with an equity collar (the “Lionsgate Collar”) and pledged those shares as collateral to the derivative counter party. In the application of hedge accounting, when the share price of Lionsgate is within the boundaries of the collar and the hedge has no intrinsic value, the Company records the gains or losses on the Lionsgate AFS securities as a component of other comprehensive income (loss). When the share price of the Lionsgate AFS is outside the boundaries of the collar and the hedge has intrinsic value, the Company records a gain or loss for the change in the fair value of the hedged portion of Lionsgate shares that correspond to the change in intrinsic value of the hedge as a component of other (expense) income, net. (See Note 10.)
In 2016, the Company determined that the decline in value of AFS securities related to its investment in Lionsgate was other-than-temporary in nature and, as such, the cost basis was adjusted to fair value. The impairment determination was based on the sustained decline in the stock price of Lionsgate in relation to the purchase price and the prolonged length of time the fair value of the investment has been less than the carrying value. Based on the other-than-temporary impairment determination, unrealized pre-tax losses of $62 million previously recorded as a component of other comprehensive income (loss) were recognized as an impairment charge that is included as a component of other (expense) income, net for the year ended December 31, 2016. Since the

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment charge in 2016, the changes in fair value as result of changes in stock price have been recorded as a component of other comprehensive income (loss).
Cost Method Investments
The Company's cost method investments as of December 31, 2017 and December 31, 2016 totaled $295 million and $245 million, respectively, and primarily include its non-controlling interest in Group Nine Media with a carrying value of $212 million and $182 million as of December 31, 2017 and December 31, 2016, respectively. (See Note 3.) Although Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, the Company applied the cost method for its ownership interest, which does not meet the definition of in-substance common stock. As of December 31, 2017, the Company owns a 42% minority interest in Group Nine Media. The Company increased its cost method investments by $50 million and $18 million for the years ended December 31, 2017 and December 31, 2016. For the year ended December 31, 2017, there were no indicators of impairment or that the fair values of the Company's investments had changed materially.

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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		December 31, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalent:
Time deposits	Cash and cash equivalents	$—	$1,305	$—	$1,305
Trading securities:
Money market funds	Cash and cash equivalents	2,707	—	—	2,707
Mutual funds	Prepaid expenses and other current assets	182	—	—	182
AFS securities:
Common stock	Other noncurrent assets	82	—	—	82
Common stock - pledged	Other noncurrent assets	82	—	—	82
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	7	—	7
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	3	—	3
Foreign exchange	Prepaid expenses and other current assets	—	2	—	2
Fair value hedges:
Equity (Lionsgate Collar)	Other noncurrent assets	—	13	—	13
Total		$3,053	$1,330	$—	$4,383
Liabilities:
Deferred compensation plan	Accrued liabilities	$182	$—	$—	$182
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	12	—	12
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	13	—	13
Cross-currency swaps	Other noncurrent liabilities	—	98	—	98
Foreign exchange	Accrued liabilities	—	8	—	8
No hedging designation:
Credit contracts	Other noncurrent liabilities	—	1	—	1
Cross-currency swaps	Other noncurrent liabilities	—	6	—	6
Total		$182	$138	$—	$320

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2016
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets:
Trading securities - mutual funds	Prepaid expenses and other current assets	$160	$—	$—	$160
Available-for-sale securities:
Common stock	Other noncurrent assets	64	—	—	64
Common stock - pledged	Other noncurrent assets	64	—	—	64
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	31	—	31
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	35	—	35
Fair value hedges:
Equity (Lionsgate Collar)	Other noncurrent assets	—	25	—	25
No hedging designation:
Cross-currency swaps	Other noncurrent assets	—	1	—	1
Total		$288	$92	$—	$380
Liabilities:
Deferred compensation plan	Accrued liabilities	$160	$—	$—	$160
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	18	—	18
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	3	—	3
Cross-currency swaps	Other noncurrent liabilities	—	31	—	31
Total		$160	$52	$—	$212
Cash obtained as a result of the issuance of senior notes to fund a portion of the purchase price of the Scripps Networks acquisition is invested into money market funds, time deposit accounts, U.S. Treasury securities and highly liquid short-term instruments that qualify as cash and cash equivalents. Any accrued interest received after maturity are reinvested into additional short-term instruments. (See Note 4.) The Company values cash and cash equivalents using quoted market prices.
The fair value of Level 1 trading securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. (See Note 4.) The fair value of the deferred compensation plan liability was determined based on the fair value of the related investments elected by employees.
AFS securities represent equity investments with readily determinable fair values. The fair value of Level 1 AFS securities was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. (See Note 4.)
Derivative financial instruments are comprised of foreign exchange, interest rate, credit and equity contracts. (See Note 10). The fair value of Level 2 derivative financial instruments was determined using a market-based approach.
In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than senior notes, each approximated their fair values as of December 31, 2017 and December 31, 2016. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $14.8 billion and $7.4 billion as of December 31, 2017 and 2016, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. CONTENT RIGHTS
The following table presents the components of content rights (in millions).

	December 31,
	2017	2016
Produced content rights:
Completed	$4,355	$3,920
In-production	442	420
Coproduced content rights:
Completed	745	632
In-production	27	57
Licensed content rights:
Acquired	1,070	1,090
Prepaid(a)	181	129
Content rights, at cost	6,820	6,248
Accumulated amortization	(4,197)	(3,849)
Total content rights, net	2,623	2,399
Current portion	(410)	(310)
Noncurrent portion	$2,213	$2,089

(a) Prepaid licensed content rights includes prepaid rights to the Olympic Games of $83 million that are reflected as current content rights assets on the consolidated balance sheet as of December 31, 2017.
Content expense is included in costs of revenues on the consolidated statements of operations and consisted of the following (in millions).

	For the year ended December 31,
	2017	2016	2015
Content amortization	$1,878	$1,701	$1,628
Other production charges	310	272	231
Content impairments (a)	32	72	81
Total content expense	$2,220	$2,045	$1,940

(a) Content impairments are generally recorded as a component of costs of revenue. However during the years ended December 31, 2016 and 2015, content impairments of $7 million and $21 million, respectively, were reflected as a component of restructuring and other charges. These impairment charges resulted from the cancellation of certain series due to legal circumstances pertaining to the associated talent. No content impairments were recorded as a component of restructuring and other during the year ended December 31, 2017.
As of December 31, 2017, the Company estimates that approximately 96% of unamortized costs of content rights, excluding content in-production and prepaid licenses, will be amortized within the next three years. As of December 31, 2017, the Company will amortize $1.1 billion of the above unamortized content rights, excluding content in-production and prepaid licenses, during the next twelve months.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in millions).

	December 31,
	2017	2016
Land, buildings and leasehold improvements	$363	$327
Broadcast equipment	728	607
Capitalized software costs	379	347
Office equipment, furniture, fixtures and other	431	333
Property and equipment, at cost	1,901	1,614
Accumulated depreciation	(1,304)	(1,132)
Property and equipment, net	$597	$482
Property and equipment includes assets acquired under capital lease arrangements, primarily satellite transponders classified as broadcast equipment, with gross carrying values of $358 million and $284 million as of December 31, 2017 and 2016, respectively. The related accumulated amortization for capital lease assets was $154 million and $155 million as of December 31, 2017 and 2016, respectively.
The net book value of capitalized software costs was $86 million and $96 million as of December 31, 2017 and 2016, respectively.
Depreciation expense for property and equipment, including amortization of capitalized software costs and capital lease assets, totaled $150 million, $139 million and $138 million for 2017, 2016 and 2015, respectively.
In addition to the capitalized property and equipment included in the above table, the Company rents certain facilities and equipment under operating lease arrangements. Rental expense for operating leases totaled $127 million, $122 million and $134 million for 2017, 2016 and 2015, respectively.
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each business unit were as follows (in millions).

	U.S. Networks	International Networks	Education and Other	Total
December 31, 2015	$5,287	$2,800	$77	$8,164
Dispositions (Note 3)	(22)	—	—	(22)
Foreign currency translation	—	(92)	(10)	(102)
December 31, 2016	5,265	2,708	67	8,040
Acquisitions (Note 3)	211	7	—	218
Dispositions (Note 3)	—	—	(30)	(30)
Impairment of goodwill	—	(1,327)	—	(1,327)
Foreign currency translation	2	167	3	172
December 31, 2017	$5,478	$1,555	$40	$7,073
The carrying amount of goodwill at the International Networks segment included accumulated impairments of $1.3 billion as of December 31, 2017. The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of December 31, 2017, 2016 and 2015, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Finite-lived intangible assets consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	December 31, 2017			December 31, 2016
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Trademarks	10	$494	$(224)	$270	$412	$(165)	$247
Customer relationships	16	2,026	(758)	1,268	1,632	(594)	1,038
Other	16	118	(50)	68	97	(34)	63
Total		$2,638	$(1,032)	$1,606	$2,141	$(793)	$1,348

Indefinite-lived intangible assets not subject to amortization (in millions):

	December 31,
	2017	2016
Intangible assets not subject to amortization:
Trademarks	$164	$164
Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $180 million, $183 million and $192 million for 2017, 2016 and 2015, respectively.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$220	$203	$198	$174	$147	$664
The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions, impairments, changes in estimated useful lives or changes in foreign currency exchange rates.
Impairment Analysis
Consistent with the Company's accounting policy, the Company performed a quantitative step 1 impairment test (comparison of fair value to carrying value) for each of its reporting units in 2016 which indicated limited headroom (the excess of fair value over carrying value) in the European reporting unit of 12%, all other reporting units had headroom in excess of 40%. Given the limited headroom in the European reporting unit, the Company closely monitored its results during 2017 and again performed a quantitative impairment test of the European reporting unit as of November 30, 2017, which indicated potential impairment (approximately $100 million or 3% deficit). The key factors resulting in the impairment include: 1) moderated revenue expectations based on continued declines in viewership, 2) expected increases in content investment to service existing customers and grow the Company's direct-to-consumer business, and 3) lower stock price multiples for peer media companies. Given the results of the step 1 impairment test, the Company applied the hypothetical purchase price analysis required by the step 2 test and recognized a pre-tax goodwill impairment charge of $1.3 billion as of November 30, 2017, for the European reporting unit. The impairment charge of $1.3 billion significantly exceeds the deficit of fair value to carrying value of approximately $100 million because of significant intangible assets that are not recognized on the Company's consolidated balance sheet (i.e., excluded from book carrying value) but are considered in the step 2 calculation on a fair value basis. The step 1 and step 2 tests and relevant assumptions are further discussed below. For the US Networks, Latin, Asia and Education reporting units, the Company performed a qualitative goodwill impairment review in 2017. No factors were identified indicating a need for a quantitative assessment.
For the 2017 step 1 test, the carrying value of the European reporting unit of $4.0 billion, which includes $2.4 billion of goodwill, exceeded its fair value of $3.9 billion by 3%. In performing the step 1 test, the Company determined the fair value of its European reporting unit by using a combination of DCF analyses and market-based valuation methodologies. The results of these valuation methodologies were weighted 75% towards the DCF and 25% towards the market-based approach, which is consistent

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with prior quantitative analyses. Significant judgments and assumptions used in the DCF and market-based model to assess the reporting unit's fair value include the amount and timing of expected future cash flows, long-term growth rates of 2.5% (compared with 3% in 2016), a discount rate of 9.75% (compared with 10.5% in 2016), and our selection of guideline company earnings multiples of 7.5 (compared with 9.5 in 2016). The cash flows employed in the DCF analysis for the European reporting unit are based on the reporting unit's budget and long-term business plan, which reflect our expectations based upon recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in the valuations.
The net assets assigned to the European reporting unit included corporate allocations. These assets and liabilities include corporate enterprise goodwill and intangible assets, allocated in prior periods based on the relative fair value of the European reporting unit at the time, and deferred taxes and content, allocated based on whether or not the jurisdiction gave rise to the deferred tax balance or is using the content asset.
In the second step of the impairment test, the Company hypothetically assigned the European reporting unit's fair value to its individual assets and liabilities, including significant unrecognized intangible assets such as customer relationships and trade names, or liabilities, in a hypothetical purchase price allocation that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. Since the implied fair value of the reporting unit's goodwill was less than the carrying value, the difference was recorded as an impairment charge. The fair value estimates incorporated in step 2 for the hypothetical intangible assets were based on the excess earnings income approach for customer relationships, the relief-from-royalty method for trademarks, and the greenfield approach for broadcast licenses. Key judgments made by management in step 2 of the impairment test included revenue growth rates, length of contract term, number of renewals, customer attrition rates, market-based royalty rates, and market based tax rates. The valuation of advertising relationships assumed an attrition rate of 10%, affiliate relationships assumed three contract renewals, each with a four year term, per customer and trade names assumed royalty rates ranging from 2% to 5%. Other assumptions used in these hypothetical calculations had a less significant impact on the concluded fair value or were subject to less significant estimation or judgment. None of these hypothetical calculations for unrecorded intangibles were recorded in the consolidated financial statements.
As of the goodwill testing date, the carrying value of remaining goodwill assigned to the European reporting unit was $1.1 billion and the net assets of the reporting unit were approximately $2.7 billion, which results in $1.2 billion headroom based on the estimated fair value of $3.9 billion.
The determination of fair value of the Company's DNI-Europe reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. Changes in significant judgments and estimates could significantly impact the concluded fair value of the reporting unit or the valuation of intangible assets. Changes to assumptions that would decrease the fair value of the reporting unit would result in corresponding increases to the impairment of goodwill at the reporting unit.
The goodwill impairment charge does not have an impact on the calculation of the Company's financial covenants under the Company's debt arrangements.
As of November 30, 2016, the Company performed a quantitative goodwill impairment assessment for all reporting units. Due to the period elapsed since the last quantitative impairment test in 2013, the Company elected to proceed to the first step of the quantitative goodwill impairment test. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded.  The fair values of the reporting units were determined using DCF and market-based valuation models. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization. Both the DCF and market-based models resulted in substantially similar fair values.
As of November 30, 2015, the Company performed a qualitative goodwill impairment assessment for all reporting units, and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT
The table below presents the components of outstanding debt (in millions).

	December 31,
	2017	2016
5.625% Senior notes, semi-annual interest, due August 2019	$411	$500
2.200% Senior notes, semi-annual interest, due September 2019	500	—
Floating rate notes, quarterly interest, due September 2019	400	—
5.050% Senior notes, semi-annual interest, due June 2020	789	1,300
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	358	314
3.300% Senior notes, semi-annual interest, due May 2022	500	500
2.950% Senior notes, semi-annual interest, due March 2023	1,200	—
3.250% Senior notes, semi-annual interest, due April 2023	350	350
3.800% Senior notes, semi-annual interest, due March 2024	450	—
2.500% Senior notes, sterling denominated, annual interest, due September 2024	538	—
3.450% Senior notes, semi-annual interest, due March 2025	300	300
4.900% Senior notes, semi-annual interest, due March 2026	700	500
1.900% Senior notes, euro denominated, annual interest, due March 2027	717	627
3.950% Senior notes, semi-annual interest, due March 2028	1,700	—
5.000% Senior notes, semi-annual interest, due September 2037	1,250	—
6.350% Senior notes, semi-annual interest, due June 2040	850	850
4.950% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	—
Revolving credit facility	425	550
Commercial paper	—	48
Capital lease obligations	225	151
Total debt	14,913	7,990
Unamortized discount and debt issuance costs	(128)	(67)
Debt, net	14,785	7,923
Current portion of debt	(30)	(82)
Noncurrent portion of debt	$14,755	$7,841
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With the exception of the 2019 Notes and the Senior Floating Rate Notes, the USD Notes and Sterling Notes include a redemption requirement following a termination of the Scripps Networks Merger Agreement or if the merger does not close prior to August 30, 2018. The $5.9 billion principal amount of senior notes subject to special mandatory redemption will be classified as noncurrent until either of the contingent events which would trigger the redemption has occurred. As of December 31, 2017, neither of the contingent events have occurred and therefore these senior notes are classified as noncurrent. In the event that the redemption provision is triggered, the Company would be required to redeem the notes for a price equal to 101% of the principal amount plus any accrued and unpaid interest on the notes.
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
DCL used the proceeds from the offerings of the 2017 USD Notes and the 2016 USD Notes to repurchase $600 million aggregate principal amount of DCL's 5.05% senior notes due 2020 and 5.625% senior notes due 2019 in a cash tender offer. The repurchase resulted in a pretax loss on extinguishment of debt of $54 million for the year ended December 31, 2017, which is presented as a separate line item on the Company's consolidated statements of operations and recognized as a component of financing cash outflows on the consolidated statements of cash flows. The loss included $50 million for premiums to par value, $2 million of non-cash write-offs of unamortized deferred financing costs, $1 million for the write-off of the original issue discount of these senior notes and $1 million accrued for other third-party fees.

Term Loans
On August 11, 2017, DCL entered into a three-year delayed draw tranche and a five-year delayed draw tranche unsecured term loan credit facility (the "Term Loans"), each with a principal amount of up to $1 billion. The term of each delayed draw loan begins when Discovery borrows the funds to finance a portion of the Scripps Networks acquisition. The Term Loans' interest rates are based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company will pay a commitment fee of 20 basis points per annum for each Term Loan, based on its current credit rating, beginning September 28, 2017 until either the funding of the Term Loans or the termination of the Scripps Networks acquisition. As of December 31, 2017, the Company has not yet borrowed the Term Loans.
Unsecured Bridge Loan Commitment
On July 30, 2017, the Company obtained a commitment letter from a financial institution for a $9.6 billion unsecured bridge term loan facility that could have been used to complete the Scripps Networks acquisition. No amounts were drawn under the bridge loan commitment and following the execution of the Term Loans and the issuance of the USD Notes and the Sterling Notes on September 21, 2017, the commitment was terminated. The Company incurred $40 million of debt issuance costs, which are fully amortized as a component of interest expense following the issuance of the senior notes on September 21, 2017. The associated cash payment has been classified as a financing activity in the consolidated statements of cash flows.
Revolving Credit Facility
On August 11, 2017, DCL amended its $2.0 billion revolving credit facility to allow DCL and certain designated foreign subsidiaries of DCL to borrow up to $2.5 billion, including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for Euro-denominated swing line loans. Borrowing capacity under this agreement is reduced by any outstanding borrowings under the commercial paper program discussed below. The revolving credit facility agreement amendment extends the maturity date from February 4, 2021 to August 11, 2022, with the option for up to two additional 364-day renewal periods. The amended credit facility agreement expressly permits the incurrence of indebtedness to finance the Scripps Networks acquisition. Discovery also agreed to make Scripps Networks a guarantor under the agreement following the closing of the acquisition.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. In addition to the change in the revolver's capacity on August 11, 2017, the financial covenants were modified to reset the maximum consolidated leverage ratio financial covenant to 5.50 to 1.00, with step-downs to 5.00 to 1.00 and to 4.50 to 1.00, one year and two years after the closing of the Scripps Networks acquisition, respectively. As of December 31, 2017, the Company's subsidiary, DCL, was in compliance with all covenants and there were no events of default under the revolving credit facility.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the outstanding borrowings under the revolving credit facility (in millions).

	For the year ended December 31,
	2017	2016
Outstanding debt	$425	$550
Outstanding debt denominated in foreign currency	—	207
Weighted average interest rate	2.69%	2.05%
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

Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. The following table presents a summary of the outstanding commercial paper borrowings with maturities of less than 90 days (in millions).

	For the year ended December 31,
	2017	2016
Outstanding debt	$—	$48
Weighted average interest rate	—%	1.2%

Long-term Debt Repayment Schedule
The following table presents a summary of scheduled and estimated debt payments, excluding the revolving credit facility, commercial paper borrowings and capital lease obligations, for the succeeding five years based on the amount of debt outstanding as of December 31, 2017 (in millions).

	2018	2019	2020	2021	2022	Thereafter
Long-term debt repayments	$—	$1,311	$789	$650	$858	$10,655
Scheduled payments for capital lease obligations outstanding as of December 31, 2017 are disclosed in Note 20.
NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to exogenous events and market risks from changes in foreign currency exchange rates, interest rates and the fair value of investments classified as AFS securities. At the inception of a derivative contract, the Company designates the derivative as one of four types based on the Company's intentions and belief as to its likely effectiveness as a hedge. These four types are: (i) a cash flow hedge, (ii) a net investment hedge, (iii) a fair value hedge, or (iv) an instrument with no hedging designation. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
Cash Flow Hedges
The Company designates foreign currency forward and option contracts as cash flow hedges to mitigate foreign currency risk arising from third-party revenue and inter-company licensing agreements. The Company also designates interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges.
During the three months ended December 31, 2016, the Company terminated and settled its outstanding interest rate cash flow hedges which resulted in a $40 million pretax gain. As the hedges were considered to be effective and the forecasted transactions were considered probable of occurring, the gain remained in accumulated other comprehensive loss to be amortized as a reduction to interest expense over the term of the forecasted senior notes. The Company reclassified $17 million of the gains

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from accumulated other comprehensive loss to other (expense) income, net, in the Company's consolidated statement of operations, as the forecasted transaction was considered remote following the issuance of the USD Notes on September 21, 2017.
In 2016, the Company also discontinued hedge accounting for certain foreign currency forward and option cash flow hedges with notional and fair value amounts of $125 million and $14 million, respectively. At that time, the occurrence of the forecasted intercompany transactions was no longer considered probable, but was still reasonably possible of occurring. The change in probability was the result of new tax regulations that impacted the planned intercompany transactions that were hedged. As a result of the change in probability, subsequent changes in the fair value of these hedges were reflected immediately in other (expense) income, net on the consolidated statements of operations. The result was a $1 million gain recognized on the consolidated statements of operations for the period until November 1, 2016, when the forecasted transactions were once again considered probable, as it was determined that no changes to the forecasted intercompany transactions would occur. Accordingly, any changes in the fair value of these hedges subsequent to that date will remain in accumulated other comprehensive loss until earnings are impacted by the forecasted transaction, at which time they will be reclassified to other (expense) income, net on the consolidated statements of operations.
In 2015, the Company terminated and settled its interest rate cash flow hedges following the pricing of its 3.45% senior notes due March 15, 2025 (the "2015 USD Notes"). The total notional value of the interest rate forward contracts at the termination date was $490 million, which exceeded the $300 million principal amount of the 2015 USD Notes. Of the $40 million pretax loss recorded in accumulated other comprehensive loss at the termination date, $29 million was an effective cash flow hedge that will be amortized as an adjustment to interest expense over the ten year term of the 2015 USD Notes consistent with amortization of the debt discount. The remaining $11 million was reclassified into other (expense) income, net on the consolidated statements of operations during the year ended December 31, 2015, because the forecasted borrowing transaction was no longer probable.
Net Investment Hedges
The Company designates cross-currency swaps and foreign currency forward contracts as hedges of net investments in foreign operations. Changes in the fair value of these instruments, including the accrual and periodic cash settlement of interest on cross-currency swaps, are reported in the same manner as translation adjustments to the extent that they are effective. Changes in the value of the investment due to changes in spot rates are offset by fair value changes in the effective portion of the derivative instruments.
On September 21, 2017, in conjunction with the Scripps Networks acquisition (see Note 3 and Note 9), DCL issued £400 million principal amount of 2.500% senior notes due 2024. The Sterling Notes were designated as net investment hedges, hedging against fluctuations in foreign currency exchange rates on a portion of the Company's investments in foreign subsidiaries. Prior to issuance of the Sterling Notes, the Company also entered into a series of foreign exchange contracts designated as net investment hedges on a portion of the Company's investments in foreign subsidiaries. These foreign exchange contracts were settled on the date of issuance of the Sterling Notes and resulted in a $12 million loss, which has been reflected as a component of currency translation adjustments on the Company's consolidated balance sheet as of December 31, 2017.
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
No Hedging Designation
The Company may also enter into derivative financial instruments that do not qualify for hedge accounting and are not designated as hedges. These instruments are intended to mitigate economic exposures due to exogenous events and changes in foreign currency exchange rates and interest rates.
During the three months ended September 30, 2017, in conjunction with the Scripps Networks acquisition (see Note 3 and Note 9), the Company entered into $4 billion notional amount of interest rate contracts used to economically hedge a portion of the pricing of the 2017 USD Notes. These interest rate contracts were settled on September 21, 2017, and did not receive hedging designation. The Company recognized a $98 million loss in connection with these interest rate contracts, which has been reflected as a component of other (expense) income, net on the Company's consolidated statement of operations.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of December 31, 2017 and December 31, 2016.

	December 31, 2017					December 31, 2016
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$817	$7	$—	$12	$—	$677	$31	$—	$18	$—
Net investment hedges:(a)
Cross-currency swaps	1,708	—	3	13	98	751	—	35	3	31
Foreign exchange	303	2	—	8	—	—	—	—	—	—
Fair value hedges:
Equity (Lionsgate collar)	97	—	13	—	—	97	—	25	—	—
No hedging designation:
Interest rate swaps	25	—	—	—	—	25	—	—	—	—
Cross-currency swaps	64	—	—	—	6	64	—	1	—	—
Credit contracts	665	—	—	—	1	—	—	—	—	—
Total		$9	$16	$33	$105		$31	$61	$21	$31

(a) Excludes £400 million of sterling notes ($538 million equivalent at December 31, 2017) designated as a net investment hedge. (Note 9.)
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Year Ended December 31,
	2017	2016	2015
(Losses) gains recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(41)	$(1)	$34
Interest rate swaps - derivative adjustments	—	40	(11)
(Losses) gains reclassified into income from accumulated other comprehensive loss (effective portion):
Foreign exchange - distribution revenue	(22)	(25)	23
Foreign exchange - advertising revenue	(3)	(2)	2
Foreign exchange - costs of revenues	—	27	9
Foreign exchange - other (expense) income, net	—	3	4
Interest rate - interest expense	(1)	(3)	(3)
Gains (losses) reclassified into income from accumulated other comprehensive loss (ineffective portion):
Foreign exchange - other (expense) income, net	—	1	—
Interest rate - other (expense) income, net	17	—	(11)
Fair value excluded from effectiveness assessment:
Foreign exchange - other (expense) income, net	—	(5)	—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If current fair values of designated cash flow hedges as of December 31, 2017 remained static over the next twelve months, the Company would reclassify $6 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months.
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions).

	Year Ended December 31,
	2017	2016	2015
Currency translation adjustments:
Cross-currency swaps - changes in fair value	$(109)	$1	$—
Cross-currency swaps - interest settlements	13	2	—
Foreign exchange - changes in fair value	(18)	—	—
Sterling Notes - changes in foreign exchange rates	2	—	—
Total in other comprehensive income (loss)	$(112)	$3	$—
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). The Company recognized $1 million of ineffectiveness on fair value hedges for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016	2015
Gains (losses) on changes in fair value of hedged AFS	$18	$(17)	$(2)
(Losses) gains on changes in the intrinsic value of equity contracts	(17)	16	2
Fair value of equity contracts excluded from effectiveness assessment	5	(6)	10
Total in other (expense) income, net	$6	$(7)	$10
The following table presents the pretax (losses) gains on derivatives not designated as hedges and recognized in other (expense) income, net in the consolidated statements of operations (in millions).

	Year Ended December 31,
	2017	2016	2015
Interest rate swaps	$(98)	$—	$—
Cross-currency swaps	(6)	—	—
Foreign exchange	—	(1)	6
Credit contracts	(1)	—	—
Total in other (expense) income, net	$(105)	$(1)	$6
NOTE 11. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values including any remeasurement necessary at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive income (loss); however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. Any adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to net (loss) income available to Discovery stockholders in the calculation of earnings per share. There were no current period adjustments to reflect a redemption in excess of fair value. (See Note 17.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	December 31,
	2017	2016	2015
Beginning balance	$243	$241	$747
Initial fair value of redeemable noncontrolling interests of acquired businesses	137	—	60
Purchase of subsidiary shares at fair value	—	—	(551)
Cash distributions to redeemable noncontrolling interests	(30)	(22)	(42)
Comprehensive (loss) income adjustments:
Net income attributable to redeemable noncontrolling interests	24	23	13
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	1	—	(23)
Currency translation on redemption values	—	1	(36)
Retained earnings adjustments:
Adjustments to redemption value	38	—	73
Ending balance	$413	$243	$241
Redeemable noncontrolling interests consist of the arrangements described below:
On November 30, 2017, the Company acquired from Harpo a controlling interest in OWN, increasing Discovery’s ownership stake from 49.50% to 73.99%. Harpo has the right to require the Company to purchase its remaining non-controlling interest during 90-day windows beginning on July 1, 2018 and every two and half years thereafter through January 1, 2026. As OWN’s put right is outside the control of the Company, OWN’s noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. The Company recorded $55 million for the value of the put right for OWN. (See Note 3.)
In connection with the joint venture created between Discovery and GoldenTree on September 25, 2017, GoldenTree acquired a put right exercisable during 30 day windows beginning in March 2021, September 2022 and March 2024 that requires Discovery to either purchase all of GoldenTree's 32.5% interest in the joint venture at fair value or participate in an initial public offering for the joint venture. As the put right is outside of the Company's control, GoldenTree's 32.5% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. The Company recorded a redeemable noncontrolling interest of $82 million and an adjustment to redemption value of $38 million for the value of the put right for VTEN. (See Note 3.)
In connection with its non-controlling interest in Discovery Family, Hasbro has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is a function of the then current fair market value of the redeemable noncontrolling interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. The Company recorded $210 million for the value of the put right for Discovery Family.
In connection with its non-controlling interest in Discovery Japan, Jupiter Telecommunications Co., Ltd ("J:COM") has the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. As amended, through January 10, 2018, the redemption value is the January 10, 2013, fair value denominated in Japanese yen; thereafter, as chosen by J:COM, the redemption value is the then-current fair value or the January 10, 2013, fair value denominated in Japanese yen. The Company recorded $27 million for the value of the put right for Discovery Japan.
In connection with the acquisition of a controlling interest in Eurosport France on March 31, 2015 and Eurosport International on May 30, 2014, the Company recognized $60 million and $558 million, respectively, for TF1's 49% redeemable noncontrolling interest in each entity. On July 22, 2015, TF1 exercised its right to put the entirety of its remaining 49% noncontrolling interest in both Eurosport France and Eurosport International to the Company for €491 million ($551 million as of the date redemption became mandatory, and $548 million on October 1, 2015 when the transaction closed). The difference between the carrying amount of the redeemable noncontrolling interest and its fair value at the date of exercise resulted in a €25 million ($28 million) adjustment to retained earnings, recognized as a component of redeemable noncontrolling interest adjustments to

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

redemption value on the consolidated statements of equity for the year ended December 31, 2016. Upon acquisition of TF1's noncontrolling interest on October 1, 2015, the Company adjusted the accumulated other comprehensive income balance of $61 million attributable to TF1 and allocated it to Discovery stockholders.
NOTE 12. EQUITY
Common Stock
The Company has three series of common stock authorized, issued and outstanding as of December 31, 2017: Series A common stock, Series B common stock and Series C common stock. Holders of these three series of common stock have equal rights, powers and privileges, except as otherwise noted. Holders of Series A common stock are entitled to one vote per share and holders of Series B common stock are entitled to ten votes per share on all matters voted on by stockholders, except for directors to be elected by holders of the Company’s Series A-1 convertible preferred stock. Holders of Series C common stock are not entitled to any voting rights, except as required by Delaware law. Generally, holders of Series A common stock and Series B common stock and Series A-1 convertible preferred stock vote as one class, except for certain preferential rights afforded to holders of Series A-1 convertible preferred stock.
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
In the event of a liquidation, dissolution or winding up of Discovery, after payment of Discovery’s debts and liabilities and subject to preferential rights of outstanding preferred stock, holders of Series A common stock, Series B common stock and Series C common stock and holders of Series A-1 and Series C-1 convertible preferred stock will share equally in any assets available for distribution to holders of common stock.
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
Common Stock Repurchase Program
Under the Company's stock repurchase program, management was authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The Company's authorization under the program expired on October 8, 2017.
All common stock repurchases, including prepaid common stock repurchase contracts, during 2017, 2016 and 2015 were made through open market transactions. As of December 31, 2017, the Company had repurchased over the life of the program 3 million and 164 million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $6.6 billion, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a summary of common stock repurchases (in millions).

	Year Ended December 31,
	2017	2016	2015
Series C Common Stock:
Shares repurchased	14.3	34.8	23.7
Purchase price(a)	$381	$895	$698

(a) The purchase price for Series C common stock in 2016 includes repurchases made pursuant to a common stock repurchase contract that was executed on August 22, 2016 and settled on December 2, 2016 at a cost of $71 million, resulting in the receipt of 2.8 million shares of Series C common stock at the then current market price equal to $75 million. See below for additional details.
Convertible Preferred Stock and Preferred Stock Modification
The Company has two series of preferred stock authorized, issued and outstanding as of December 31, 2017: Series A-1 convertible preferred stock and Series C-1 convertible preferred stock. There are 8 million shares authorized for Series A-1 convertible preferred stock and 6 million shares authorized for Series C-1 convertible preferred stock.
On August 7, 2017, Discovery completed the transactions contemplated by the Exchange Agreement with Advance/Newhouse. Under the Exchange Agreement, Discovery issued a number of shares of newly designated Series A-1 and Series C-1 convertible preferred stock (collectively, the "New Preferred Stock") to Advance/Newhouse in exchange for all outstanding shares of Discovery Series A and Series C convertible participating preferred stock (the "Exchange"). The terms of the Exchange Agreement resulted in Advance/Newhouse's aggregate voting and economic rights before the exchange being equal to its aggregate voting and economic rights after the exchange. Immediately following the Exchange, Advance/Newhouse’s beneficial ownership of the aggregate number of shares of Discovery’s Series A common stock and Series C common stock into which the New Preferred Stock received by Advance/Newhouse in the Exchange are convertible, remained unchanged. The terms of the exchange agreement also provide that certain of the shares of Discovery Series C-1 convertible preferred stock received by Advance/Newhouse in the Exchange (including the Discovery Series C common stock into which such shares are convertible) are subject to transfer restrictions on the terms set forth in the Exchange Agreement. While subject to transfer restrictions, such shares may be pledged in certain bona fide financing transactions, but may not be pledged in connection with hedging or similar transactions.
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
Prior to the Exchange the Series A preferred stock had a carrying value of $108 million as a class of securities and each share of Series A preferred stock was convertible into one share of Series A common stock and one share of Series C common stock (referred to as the “embedded Series C common stock”). Through its ownership of the Series A convertible preferred stock, Advance/Newhouse had the right to elect three directors (the “preferred directors”) and maintained special voting rights on certain matters, including but not limited to blocking rights for material acquisitions, the issuance of debt securities and the issuance of equity securities (collectively, the “preferred rights”). Additionally, Advance/Newhouse was subject to certain transfer restrictions with respect to its governance rights. Prior to the Exchange, the Series C convertible preferred stock was considered the economic equivalent of Series C common stock.
Following the Exchange, shares of Series A-1 preferred stock and Series C-1 preferred stock are convertible into Series A common stock and Series C common stock, respectively. The aforementioned preferred rights and transfer restrictions are retained as features of the Series A-1 convertible preferred stock, and holder of Series A-1 convertible preferred stock are now subject to a right of first offer in favor of Discovery should Advance/Newhouse desire to sell 80% or more of such shares in a “Permitted Transfer” (as defined in the Discovery charter). Following the Exchange, Series C-1 convertible preferred stock is considered the economic equivalent of Series C common stock and is subject to certain transfer restrictions.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discovery considers the Exchange of the Series A convertible preferred stock for Series A-1 convertible preferred stock and Series C-1 convertible preferred stock to be a modification to the conversion option of the Series A convertible preferred stock. Previously, conversion of Series A preferred stock required simultaneous conversion into Series A common stock and Series C common stock. The Exchange, however, allows for the independent conversion of the Series C-1 convertible preferred stock into Series C common stock without the conversion of Series A-1 convertible preferred stock. Advance/Newhouse’s aggregate voting, economic and preferred rights before the Exchange are equal to its aggregate voting, economic and preferred rights after the Exchange.
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
In connection with the Exchange Agreement, Advance/Newhouse also entered into the Advance/Newhouse Voting Agreement. The Advance/Newhouse Voting Agreement requires that Advance/Newhouse vote its shares of Discovery Series A-1 convertible preferred stock to approve the issuance of shares of Series C common stock in connection with the Scripps Networks acquisition as contemplated by the Merger Agreement. As the $35 million of incremental value was transferred to Advance/Newhouse in exchange for consent with respect to the Scripps Networks acquisition, the Company determined that the incremental amount should be expensed as acquisition transaction costs, which are reported as a component of selling, general and administrative expense.
As of December 31, 2017, all outstanding shares of Series A-1 and Series C-1 convertible preferred stock are held by Advance/Newhouse. Consistent with the terms of the arrangement prior to the Exchange, holders of Series A-1 and Series C-1 convertible preferred stock have equal rights, powers and privileges, except as otherwise noted. Except for the election of common stock directors, the holders of Series A-1 convertible preferred stock are entitled to vote on matters to which holders of Series A and Series B common stock are entitled to vote, and holders of Series C-1 convertible preferred stock are entitled to vote on matters to which holders of Series C common stock are entitled to vote pursuant to Delaware law. Series A-1 convertible preferred stockholders vote on an as converted to common stock basis together with the Series A and Series B common stockholders as a single class on all matters except the election of directors.
Additionally, through its ownership of the Series A-1 convertible preferred stock, Advance/Newhouse has special voting rights on certain matters and the right to elect three directors. Holders of the Company’s common stock are not entitled to vote in the election of such directors. Advance/Newhouse retains these rights so long as it or its permitted transferees own or have the right to vote such shares that equal at least 80% of the shares of Series A-1 convertible preferred stock issued to Advance/Newhouse in connection with the formation of Discovery plus any Series A-1 convertible preferred stock released from escrow, as may be adjusted for certain capital transactions.
Subject to the prior preferences and other rights of any senior stock, holders of Series A-1 and Series C-1 convertible preferred stock will participate equally with common stockholders on an as converted to common stock basis in any cash dividends declared by the Board of Directors.
In the event of a liquidation, dissolution or winding up of Discovery, after payment of Discovery’s debts and liabilities and subject to the prior payment with respect to any stock ranking senior to Series A-1 and Series C-1 convertible preferred stock, the holders of Series A-1 and Series C-1 convertible preferred stock will receive, before any payment or distribution is made to the holders of any common stock or other junior stock, an amount (in cash or property) equal to $0.01 per share. Following payment of such amount and the payment in full of all amounts owing to the holders of securities ranking senior to Discovery’s common stock, holders of Series A-1 and Series C-1 convertible preferred stock will share equally on an as converted to common stock basis with the holders of common stock with respect to any assets remaining for distribution to such holders.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings upon settlement as there is no remaining APIC for this class of stock and the shares are retired upon repurchase. The Advance/Newhouse repurchase agreement was amended on August 7, 2017 to conform the terms of the previous agreement, as detailed above, to the conversion ratio of the newly issued Series C-1 convertible preferred stock.
The preferred stock repurchase made during the third quarter of 2017 occurred after the Exchange and, as such, was a repurchase of the newly issued Series C-1 convertible preferred stock. The total price paid for the repurchase of $102 million was the planned amount subject to repurchase under the previous repurchase agreement with Advance/Newhouse, as determined and disclosed in the previous quarter. The number of shares repurchased reflect the post-exchange repurchase of Series C-1 convertible preferred stock and therefore differs from the previously disclosed planned repurchase of Series C convertible preferred shares. There were no additional repurchases of Series C-1 convertible preferred stock during the fourth quarter of 2017.
The table below presents a summary of Series C and Series C-1 convertible preferred stock repurchases made under the repurchase agreement (in millions).

	Year Ended December 31,
	2017	2016
Series C Convertible Preferred Stock:
Shares repurchased	2.3	9.1
Purchase price	$120	$479
Series C-1 Convertible Preferred Stock:
Shares repurchased	0.2	—
Purchase price	$102	$—
There are no planned repurchases of Series C-1 convertible preferred stock for the first quarter of 2018 as there were no repurchases of Series A or Series C common stock during the fourth quarter of 2017.
Stock Repurchases
As of December 31, 2017, total shares repurchased, on a split-adjusted and as-converted basis, under these programs were 33% of the Company's common outstanding shares on a fully-diluted basis since the repurchase programs were authorized, including offsetting adjustments for the issuance of equity for share-based compensation. Total shares repurchased excluding the impact of stock compensation, on a split-adjusted and as-converted basis, under these programs represent 38% of the Company's outstanding shares from the time the repurchase programs were authorized.
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

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses)
Foreign currency	$280	$3	$283	$(234)	$41	$(193)	$(249)	$19	$(230)
Net investment hedges	(112)	—	(112)	3	(1)	2	—	—	—
Reclassifications:
Loss (gain) on disposition	12	—	12	—	—	—	23	—	23
Other (expense) income, net	—	—	—	—	—	—	6	—	6
Total currency translation adjustments	180	3	183	(231)	40	(191)	(220)	19	(201)

AFS adjustments:
Unrealized gains (losses)	36	(6)	30	(34)	6	(28)	(33)	6	(27)
Reclassifications to other (expense) income, net:
Other-than-temporary-impairment AFS securities	—	—	—	62	(10)	52	—	—	—
Hedged portion of AFS securities	(18)	3	(15)	17	(3)	14	2	—	2
Total AFS adjustments	18	(3)	15	45	(7)	38	(31)	6	(25)

Derivative adjustments:
Unrealized (losses) gains	(41)	15	(26)	39	(14)	25	23	(8)	15
Reclassifications:
Distribution revenue	22	(8)	14	25	(7)	18	(23)	8	(15)
Advertising revenue	3	(1)	2	2	—	2	(2)	—	(2)
Costs of revenues	—	—	—	(27)	7	(20)	(9)	3	(6)
Interest expense	1	—	1	3	(1)	2	3	(1)	2
Other (expense) income, net	(17)	6	(11)	(4)	1	(3)	7	(2)	5
Total derivative adjustments	(32)	12	(20)	38	(14)	24	(1)	—	(1)
Other comprehensive income (loss)	$166	$12	$178	$(148)	$19	$(129)	$(252)	$25	$(227)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Currency Translation Adjustments	AFS	Derivative Adjustments	Accumulated Other Comprehensive Loss
December 31, 2014	$(367)	$(2)	$1	$(368)
Other comprehensive (loss) income before reclassifications	(230)	(27)	15	(242)
Reclassifications from accumulated other comprehensive loss to net income	29	2	(16)	15
Other comprehensive loss	(201)	(25)	(1)	(227)
Purchase of redeemable noncontrolling interest	(61)	—	—	(61)
Other comprehensive loss attributable to redeemable noncontrolling interests	23	—	—	23
December 31, 2015	(606)	(27)	—	(633)
Other comprehensive (loss) income before reclassifications	(191)	(28)	25	(194)
Reclassifications from accumulated other comprehensive loss to net income	—	66	(1)	65
Other comprehensive (loss) income	(191)	38	24	(129)
December 31, 2016	(797)	11	24	(762)
Other comprehensive income (loss) before reclassifications	171	30	(26)	175
Reclassifications from accumulated other comprehensive loss to net loss	12	(15)	6	3
Other comprehensive income (loss)	183	15	(20)	178
Other comprehensive income attributable to redeemable noncontrolling interests	(1)	—	—	(1)
December 31, 2017	$(615)	$26	$4	$(585)
NOTE 13. SHARE-BASED COMPENSATION
The Company has various incentive plans under which stock options, RSUs, PRSUs and SARs have been issued. As of December 31, 2017, the Company has reserved a total of 117 million shares of its Series A and Series C common stock for future exercises of outstanding and future grants of stock options and stock-settled SARs and future vesting of outstanding and future grants of PRSUs and RSUs. Upon exercise of stock options and stock-settled SARs or vesting of PRSUs and RSUs, the Company issues new shares from its existing authorized but unissued shares. There were 97 million shares of common stock in reserves that were available for future grant under the incentive plans as of December 31, 2017.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shared-Based Compensation Expense
The table below presents the components of share-based compensation expense (in millions).

	Year Ended December 31,
	2017	2016	2015
RSUs	$23	$17	$17
Stock options	12	13	17
PRSUs	6	34	16
SARs	(3)	4	(14)
ESPP	1	1	1
Unit awards	—	—	(2)
Total share-based compensation expense	$39	$69	$35
Tax benefit recognized	$9	$25	$13
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. Liability-classified equity-based compensation awards include certain SARS and PRSUs. The Company recorded total liabilities for cash-settled and other liability-classified equity-based compensation awards of $47 million and $83 million as of December 31, 2017 and 2016, respectively. The current portion of the liability for cash-settled awards was $12 million and $31 million as of December 31, 2017 and 2016, respectively.
Share-Based Award Activity
RSUs
The table below presents RSU activity (in millions, except years and weighted-average grant price).

	RSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2016	2.6	$30.03
Granted	1.6	$28.81
Converted	(0.4)	$35.91		$12
Forfeited	(0.4)	$29.61
Outstanding as of December 31, 2017	3.4	$28.78	2.6	$77
Vested and expected to vest as of December 31, 2017	3.4	$28.78	2.6	$77
RSUs represent the contingent right to receive shares of the Company's Series A and C common stock, substantially all of which vest ratably each year over periods of one to four years based on continuous service. As of December 31, 2017, there was $61 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.7 years.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	13.7	$26.05
Granted	2.6	$28.74
Exercised	(2.5)	$17.54		$26
Forfeited	(1.5)	$33.46
Outstanding as of December 31, 2017	12.3	$27.46	3.5	14
Vested and expected to vest as of December 31, 2017	12.3	$27.46	3.5	14
Exercisable as of December 31, 2017	6.7	$26.26	2.1	14
Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s Series A or Series C common stock on the date of grant. Substantially all stock options vest ratably over three to four years from the grant date based on continuous service and expire seven to ten years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company received cash payments from the exercise of stock options totaling $42 million, $46 million and $16 million during 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $32 million of unrecognized compensation cost, net of actual forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2017, 2016 and 2015 were as follows.

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.87%	1.26%	1.54%
Expected term (years)	5.0	5.0	5.0
Expected volatility	27.52%	28.74%	26.78%
Dividend yield	—	—	—
The weighted-average grant date fair value of options granted during 2017, 2016 and 2015 was $7.99, $7.09 and $8.44, respectively, per option. The total intrinsic value of options exercised during 2017, 2016 and 2015 was $26 million, $42 million and $28 million, respectively.
PRSUs
The table below presents PRSU activity (in millions, except years and weighted-average grant price).

	PRSUs	Weighted-Average Grant Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2016	4.5	$34.44
Granted	0.7	$29.50
Converted	(1.7)	$34.62		$49
Forfeited	—	$—
Outstanding as of December 31, 2017	3.5	$33.41	0.9	76
Vested and expected to vest as of December 31, 2017	3.5	$33.41	0.9	76
Convertible as of December 31, 2017	1.5	$40.42	—	33

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
As of December 31, 2017, unrecognized compensation cost, net of forfeitures, related to PRSUs was $21 million, which is expected to be recognized over a weighted-average period of 1.6 years based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.
SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	8.6	$35.29
Granted	3.0	$27.39
Settled	(0.6)	$25.72		$1
Forfeited	(3.3)	$38.60
Outstanding as of December 31, 2017	7.7	$31.58	1.0	$—
Vested and expected to vest as of December 31, 2017	7.7	$31.58	1.0	$—
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.74%	0.95%	0.83%
Expected term (years)	1.0	0.9	0.9
Expected volatility	31.37%	29.46%	31.59%
Dividend yield	—	—	—
As of December 31, 2017 and 2016, the weighted-average fair value of SARs outstanding was $1.01 and $1.79 per award. The Company made cash payments of $1 million, $5 million and $11 million to settle exercised SARs during 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $4 million of unrecognized compensation cost, net of actual forfeitures, related to SARs, which is expected to be recognized over a weighted-average period of 0.9 years.
Employee Stock Purchase Plan
The ESPP enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. Unless otherwise determined by the Company’s Compensation Committee, the purchase price for shares offered under the ESPP is 85% of the closing price of the Company’s Series A common stock on the purchase date. The Company recognizes the fair value of the discount associated with shares purchased in selling, general and administrative expense on the consolidated statement of operations. The Company’s Board of Directors has authorized 9 million shares of the Company’s common stock to be issued under the ESPP. During the years ended December 31, 2017, 2016 and 2015 the Company issued 179 thousand, 191 thousand and 208 thousand shares under the ESPP, respectively, and received cash totaling $4 million, $4 million and $5 million, respectively.
Unit Awards
Unit awards represented the contingent right to receive a cash payment for the amount by which the vesting price exceeded the grant price. Because unit awards were cash-settled, the Company remeasured the fair value and compensation expense of outstanding unit awards each reporting date until settlement. During the year ended December 31, 2015, the Company made cash payments of $14 million to settle all 1.2 million remaining unit awards, which had a weighted-average grant price of $20.59.
NOTE 14. RETIREMENT SAVINGS PLANS
The Company has defined contribution and other savings plans for the benefit of its employees that meet eligibility requirements. Eligible employees may contribute a portion of their compensation to the plans, which may be subject to certain statutory limitations. For these plans, the Company also makes contributions including discretionary contributions, subject to plan provisions, which vest immediately. The Company made total contributions of $30 million, $29 million and $36 million during 2017, 2016 and 2015, respectively. The Company's contributions were recorded in selling, general and administrative expense in the consolidated statements of operations.
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges, by reportable segment were as follows (in millions).

	Year Ended December 31,
	2017	2016	2015
U.S. Networks	$18	$15	$33
International Networks	42	26	14
Education and Other	3	3	2
Corporate	12	14	1
Total restructuring and other charges	$75	$58	$50

	Year Ended December 31,
	2017	2016	2015
Restructuring charges	$68	$55	$29
Other charges	7	3	21
Total restructuring and other charges	$75	$58	$50
Restructuring charges include management changes and cost reduction efforts, including employee terminations, intended to enable the Company to more efficiently operate in a leaner and more directed cost structure and invest in growth initiatives, including digital services and content creation. Other charges during 2015 result from content impairments primarily at the Company's U.S. Networks segment due to the cancellation of certain series as a result of legal circumstances pertaining to the associated talent. (See Note 6.)
Changes in restructuring and other liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Relocations/ Terminations	Total
December 31, 2014	$4	$15	$19
Net accruals	3	26	29
Cash paid	(5)	(20)	(25)
December 31, 2015	2	21	23
Net accruals	3	52	55
Cash paid	(2)	(37)	(39)
December 31, 2016	3	36	39
Net accruals	3	65	68
Cash paid	(5)	(59)	(64)
December 31, 2017	$1	$42	$43
NOTE 16. INCOME TAXES
The domestic and foreign components of income before income taxes were as follows (in millions).

	Year Ended December 31,
	2017	2016	2015
Domestic	$815	$1,414	$1,281
Foreign	(952)	257	278
Income before income taxes	$(137)	$1,671	$1,559

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$177	$384	$306
State and local	45	(56)	57
Foreign	153	152	146
	375	480	509
Deferred:
Federal	(124)	45	59
State and local	(7)	—	(10)
Foreign	(68)	(72)	(47)
	(199)	(27)	2
Income taxes	$176	$453	$511

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The TCJA revised the U.S. corporate income tax by among other things, lowering the statutory corporate tax rate from 35% to 21% and reinstating bonus depreciation that will allow for full expensing of qualified property, for property placed in service before 2023, including qualified film. The TCJA also eliminated or significantly amended certain deductions (interest, domestic production activities deduction and executive compensation). The TCJA fundamentally changed taxation of multinational entities by moving from a system of worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime with current taxation of certain foreign income. Included in the international provisions was the enactment of a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion and promote U.S. production. In addition, the TCJA imposed a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S. and do not expect to incur any significant, additional taxes related to such amounts.
To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and the TCJA provides a measurement period that should not extend beyond one year from the TCJA enactment date. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the tax laws that were in effect immediately before the enactment of the TCJA. Although not effective until January 1, 2018, the Company has calculated its best estimate of the TCJA impact in its year end income tax provision and as a result has recorded $44 million as an income tax benefit. Our federal income tax expense for periods beginning in 2018 will be based on the new rate. The mandatory repatriation toll charge resulted in a tax expense which was mostly offset by available foreign tax credits. We have recorded provisional amounts for several of the impacts of the new tax law including: the deemed repatriation tax on post-1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Certain items or estimates that result in impacts of the TCJA being provisional include: detailed foreign earnings calculations for the most recent period, projected foreign cash balances for certain foreign subsidiaries and finalized computations of foreign tax credit availability. In addition, our 2017 US federal income tax return will not be finalized until later in 2018, and while historically this process has resulted in offsetting changes in estimates in current and deferred taxes for items which are timing related, the reduction of the US tax rate will result in adjustments to our income tax provision when recorded. Finally, we consider it likely that further technical guidance regarding certain of the new provisions included in the TCJA, as well as clarity regarding state income tax conformity to current federal tax code, may be issued. We have reported provisional amounts for the income tax effects of the TCJA for which the accounting is incomplete but a reasonable estimate could be determined. Based on a continued analysis of the estimates and further guidance and interpretations on the application of the law, additional revisions may occur throughout the allowable measurement period.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate of 35%.

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	(18)%	(2)%	2%
Effect of foreign operations	25%	(1)%	1%
Domestic production activity deductions	39%	(4)%	(3)%
Change in uncertain tax positions	(44)%	—%	(1)%
Preferred stock modification	(9)%	—%	—%
Goodwill impairment	(334)%	—%	—%
Renewable energy investments tax credits	142%	(1)%	—%
Impact of Tax Reform Act	32%	—%	—%
Other, net	4%	—%	(1)%
Effective income tax rate	(128)%	27%	33%
Income tax expense was $176 million and $453 million and our effective tax rate was (128)% and 27% for 2017 and 2016, respectively. During 2017, the decrease in the effective tax rate was primarily attributable to the impact of a goodwill impairment charge that is non-deductible for tax purposes. Thereafter, the decrease in the effective tax rate was primarily due to investment tax credits that we receive related to our renewable energy investments, and to a lesser extent, the domestic production activity deduction benefit, the allocation and taxation of income among multiple foreign and domestic jurisdictions, and the impact of the TCJA. The benefits were partially offset by an increase in reserves for uncertain tax positions in 2017. In 2016, we favorably resolved multi-year state tax positions that resulted in a reduction of reserves related to uncertain tax positions that did not recur in 2017.
Components of deferred income tax assets and liabilities were as follows (in millions).

	December 31,
	2017	2016
Deferred income tax assets:
Accounts receivable	$5	$2
Tax attribute carry-forward	151	67
Accrued liabilities and other	190	174
Total deferred income tax assets	346	243
Valuation allowance	(105)	(25)
Net deferred income tax assets	241	218
Deferred income tax liabilities:
Intangible assets	(315)	(384)
Content rights	(82)	(166)
Equity method investments	(68)	(76)
Notes receivable	(3)	(7)
Other	(28)	(32)
Total deferred income tax liabilities	(496)	(665)
Net deferred income tax liabilities	$(255)	$(447)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s net deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	December 31,
	2017	2016
Noncurrent deferred income tax assets (included within other noncurrent assets)	$64	$20
Deferred income tax liabilities (classified on the balance sheet)	(319)	(467)
Net deferred income tax liabilities	$(255)	$(447)
The Company’s loss carry-forwards were reported on the consolidated balance sheets as follows (in millions).

	State	Foreign
Loss carry-forwards	$176	$1,109
Deferred tax asset related to loss carry-forwards	12	61
Valuation allowance against loss carry-forwards	(11)	(17)
Earliest expiration date of loss carry-forwards	2018	2018
A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest and penalty amounts) is as follows (in millions).

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$117	$173	$176
Additions based on tax positions related to the current year	27	13	30
Additions for tax positions of prior years	57	19	17
Additions for tax positions acquired in business combinations	—	—	3
Reductions for tax positions of prior years	—	(60)	(21)
Settlements	(8)	(16)	(16)
Reductions due to lapse of statutes of limitations	(6)	(9)	(13)
Changes due to foreign currency exchange rates	2	(3)	(3)
Ending balance	$189	$117	$173
The balances as of December 31, 2017, 2016 and 2015 included $189 million, $117 million and $173 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions. For the year ended December 31, 2017, increases in unrecognized tax benefits related to the uncertainty of allocation and taxation of income among multiple jurisdictions was offset by the movements of tax positions as a result of multiple audit resolutions and lapse of statutes of limitations.
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
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $53 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of December 31, 2017, 2016 and 2015, the Company had accrued approximately $21 million, $11 million and $20 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between the classes of securities based on the proportionate participation rights of each security type in the Company's undistributed (loss) income. The Company's Series A, B and C common stock and the Series C-1 convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as converted basis with respect to (loss) income available to Discovery Communications, Inc.
Pursuant to the Exchange Agreement with Advance/Newhouse, Discovery issued newly designated shares of Series A-1 and Series C-1 preferred stock in exchange for all outstanding shares of Discovery's Series A and Series C convertible participating preferred stock (see Note 12). The Exchange is treated as a reverse stock split and the Company has recast historical basic and diluted earnings per share available to Series C-1 preferred stockholders (previously Series C preferred stockholders). Prior to the Exchange Agreement, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each shares of Series C convertible preferred stock. Following the Exchange, the Series C-1 preferred stock may be converted into Series C common stock at a conversion rate of 19.3648 shares of Series C common stock for each share of Series C-1 preferred stock. As such, the Company has retrospectively restated basic and diluted earnings per share information for Discovery's Series C-1 preferred stock for the years ended December 31, 2016 and December 31, 2015. The Exchange did not impact historical basic and diluted earnings per share attributable to the Company's Series A, B and C common stockholders.
The table below sets forth the computation for (loss) income available to Discovery Communications, Inc. stockholders (in millions).

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net (loss) income	$(313)	$1,218	$1,048
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	41	(139)	(113)
Net income attributable to noncontrolling interests	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	(24)	(23)	(13)
Net (loss) income available to Discovery Communications, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$(296)	$1,055	$921

Allocation of net (loss) income available to Discovery Communications Inc. Series A, B and C common stockholders and Series C-1 convertible preferred stockholders for basic net (loss) income per share:

Series A, B and C common stockholders	(225)	789	686
Series C-1 convertible preferred stockholders	(71)	266	235
Total	(296)	1,055	921
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	(41)	139	113
Net (loss) income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net (loss) income per share	$(337)	$1,194	$1,034
Net (loss) income available to Discovery Communications, Inc. Series C-1 convertible preferred stockholders for diluted net (loss) income per share is included in net (loss) income available to Discovery Communications, Inc. Series A, B and C common stockholders for diluted net (loss) income per share. For the year ended December 31, 2017 net loss available to Discovery Communications, Inc. Series C-1 convertible preferred stockholders for diluted loss per share was $71 million. For the years ended December 31, 2016 and December 31, 2015 net income available to Discovery Communications, Inc. Series C-1 convertible preferred stockholders for diluted earnings per share was $265 million and $234 million, respectively.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted (loss) earnings per share (in millions).

	Year Ended December 31,
	2017	2016	2015
Denominator - weighted average:
Series A, B and C common shares outstanding — basic	384	401	432
Impact of assumed preferred stock conversion	192	206	219
Dilutive effect of share-based awards	—	3	5
Series A, B and C common shares outstanding — diluted	576	610	656

Series C-1 convertible preferred stock outstanding — basic and diluted	6	7	8
The weighted average number of diluted shares outstanding adjusts the weighted average number of shares of Series A, B and C common stock outstanding for the potential dilution that would occur if common stock equivalents, including convertible preferred stock and share-based awards, were converted into common stock or exercised, calculated using the treasury stock method. Series A, B and C diluted common stock includes the impact of the conversion of Series A-1 preferred stock, the impact of the conversion of Series C-1 preferred stock, and the impact of share-based compensation to the extent it is not anti-dilutive. For 2017, the weighted average number of shares outstanding for the computation of diluted loss per share does not include 2 million of share-based awards, as the effects of these potentially outstanding shares would have been anti-dilutive. Prior to the Exchange, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each share of Series C convertible preferred stock. Following the exchange, the Series C-1 preferred stock may be converted into Series C common stock at a conversion rate of 19.3648 shares of Series C common stock for each shares of Series C-1 preferred stock.
The table below sets forth the Company's calculated (loss) earnings per share.

	Year Ended December 31,
	2017	2016	2015
Basic net (loss) income per share available to Discovery Communications, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$(0.59)	$1.97	$1.59
Series C-1 convertible preferred stockholders	$(11.33)	$38.07	$30.74

Diluted net (loss) income per share available to Discovery Communications, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$(0.59)	$1.96	$1.58
Series C-1 convertible preferred stockholders	$(11.33)	$37.88	$30.54
(Loss) earnings per share amounts may not recalculate due to rounding. The computation of the diluted (loss) earnings per share of Series A, B and C common stockholders assumes the conversion of Series A-1 and C-1 convertible preferred stock, while the diluted earnings per share amounts of Series C-1 convertible preferred stock does not assume conversion of those shares.
The table below presents the details of the anticipated stock repurchases and share-based awards and that were excluded from the calculation of diluted (loss) earnings per share (in millions).

	Year Ended December 31,
	2017	2016	2015
Anti-dilutive share-based awards	19	8	6
PRSUs whose performance targets have not yet been achieved	2	4	3
Anti-dilutive common stock repurchase contracts	—	2	—

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
NOTE 18. SUPPLEMENTAL DISCLOSURES
Valuation and Qualifying Accounts
Changes in valuation and qualifying accounts consisted of the following (in millions).

	Beginning of Year	Additions	Write-offs	Utilization	End of Year
2017
Allowance for doubtful accounts	$47	$12	$(4)	$—	$55
Deferred tax valuation allowance	25	84	(4)	—	105
2016
Allowance for doubtful accounts	40	13	(6)	—	47
Deferred tax valuation allowance	19	9	(3)	—	25
2015
Allowance for doubtful accounts	39	8	(7)	—	40
Deferred tax valuation allowance	13	6	—	—	19
Accrued Liabilities
Accrued liabilities consisted of the following (in millions).

	December 31,
	2017	2016
Accrued payroll and related benefits	$535	$486
Content rights payable	219	173
Accrued interest	148	67
Accrued income taxes	45	34
Current portion of share-based compensation liabilities	12	31
Other accrued liabilities	350	284
Total accrued liabilities	$1,309	$1,075
Other (Expense) Income, net
Other (expense) income, net, consisted of the following (in millions).

	Year Ended December 31,
	2017	2016	2015
Foreign currency (losses) gains, net	$(83)	$75	$(103)
(Losses) gains on derivative instruments, net	(82)	(12)	5
Remeasurement gain on previously held equity interest	33	—	2
Interest income(a)	21	—	—
Other-than-temporary impairment of AFS investments	—	(62)	—
Other	1	3	(1)
Total other (expense) income, net	$(110)	$4	$(97)

(a) Interest income for 2017 is comprised of interest on proceeds from issuance of senior notes to fund the anticipated Scripps Networks acquisition. Of the $6.8 billion in senior notes issued, $2.7 billion were invested in money market funds, $1.3 billion were invested in time

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deposit accounts, and the remainder was invested in highly liquid, short-term instruments with original maturities of 90 days or less. (See Note 4 and Note 9.)
Share-Based Plan Payments, net
Share-based plan payments, net in the statement of cash flows consisted of the following (in millions). (a)

	Year Ended December 31,
	2017	2016	2015
Tax settlements associated with share-based plans	$(30)	$(11)	$(27)
Proceeds from issuance of common stock in connection with share-based plans	46	50	21
Total share-based plan payments, net	$16	$39	$(6)

(a) Share-based plan payments, net includes the retrospective reclassification of windfall tax benefits or deficiencies from financing activities to operating activities in the statement of cash flows presentation pursuant to the adoption of the new guidance on share-based payments on January 1, 2017. There were $7 million and $12 million in net windfall tax adjustments for the years ended December 31, 2016 and December 31, 2015, respectively, reclassified from financing activities to operating activities. (See Note 2.)
Supplemental Cash Flow Information

	Year Ended December 31,
	2017	2016	2015
Cash paid for taxes, net(a)	$274	$527	$653
Cash paid for interest	357	343	312
Noncash investing and financing activities:
Contributions of business and assets of strategic ventures
Fair value of assets and liabilities of business received in exchange for redeemable noncontrolling interests (b)	144	—	—
Fair value of investment received, net of cash paid	—	82	—
Net asset value of contributed business	—	32	—
Contingent consideration obligations from business acquisitions	—	—	13
Accrued purchases of property and equipment	24	42	12
Contingent consideration receivable from business dispositions	—	—	6
Assets acquired under capital lease arrangements	103	37	5

(a) The decrease in cash paid for taxes, net, is mostly due to the tax benefits from the Company's investments in limited liability companies that sponsor renewable energy projects. (See Note 4.)
(b) Amount relates to the Company's VTEN joint venture. (See Note 3.) The joint venture was affected via DCL's contribution of the Velocity network to a newly formed entity, VTEN, which is a non-guarantor subsidiary of the Company and is reflected as a non-cash contribution in the condensed consolidating financial statements. (See Note 23.)
The table above does not include the November 30, 2017 acquisition of a controlling interest in OWN from Harpo. The Company increased its ownership stake from 49.50% to 73.99%. The table above does not include the March 31, 2015 acquisition of an additional 31% interest in Eurosport France. The Company increased its ownership stake from 20% to 51%. Upon consolidation a cash payment for a portion of these businesses resulted in inclusion of the fair value of all of the net assets and liabilities of OWN and Eurosport France in Discovery's consolidated financial statements. (See Note 3.)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 26% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 46% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as All3Media and a Russian cable television business, or minority partners of consolidated subsidiaries, such as Hasbro. For the year ended December 31, 2017, related party transaction costs include expenses associated with the Exchange Agreement executed with Advance/Newhouse. The table below presents a summary of the transactions with related parties, including OWN prior to the November 30, 2017 acquisition (in millions).

	Year Ended December 31,
	2017	2016	2015
Revenues and service charges:
Liberty Group(a)	$476	$387	$171
Equity method investees(b)	145	129	62
Other	46	32	35
Total revenues and service charges	$667	$548	$268
Interest income(c)	$13	$17	$23
Expenses	$(178)	$(102)	$(67)

(a) The increase for the year ended December 31, 2017 reflects the May 2016 acquisition of Time Warner Cable, Inc. by Charter Communications, an equity method investee of the Liberty Group and other changes in the Liberty Group's businesses.
(b) The increases to revenue from equity method investees for the years ended December 31, 2017 and 2016 relate to the joint venture agreement with the New Russian Business which began in October 2015. (See Note 3.)
(c) The Company records interest earnings from loans to equity method investees as a component of income from equity method investees, net, in the consolidated statements of operations. (See Note 4.)
The table below presents receivables due from related parties (in millions).

	December 31,
	2017	2016
Receivables	$105	$109
Note receivable(a)	—	311

(a) The decrease for the year ended December 31, 2017 reflects the November 2017 acquisition of OWN by Discovery (See Note 3.) The receivable is recorded as a component of Discovery's consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
As of December 31, 2017, the Company’s significant contractual commitments, including related payments due by period, were as follows (in millions).

	Leases
Year Ending December 31,	Operating	Capital	Content	Other	Total
2018	$61	$48	$1,075	$332	$1,516
2019	52	36	558	241	887
2020	36	33	750	175	994
2021	28	30	342	54	454
2022	17	23	350	29	419
Thereafter	36	95	771	89	991
Total minimum payments	230	265	3,846	920	5,261
Amounts representing interest	—	(40)	—	—	(40)
Total	$230	$225	$3,846	$920	$5,221
The Company enters into multi-year lease arrangements for transponders, office space, studio facilities, and other equipment. Leases are not cancelable prior to their expiration. On January 9, 2018, we issued a press release announcing a new real estate strategy with plans to relocate the Company's global headquarters from Silver Spring, Maryland to New York City in 2019. As of December 31, 2017, we did not meet the held for sale classification criteria, as defined in GAAP as it is uncertain that the sale of the Silver Spring property will be completed within the next twelve months.
Content purchase commitments are associated with third-party producers and sports associations for content that airs on the television networks. Production contracts generally require the purchase of a specified number of episodes with payments over the term of the license. Production contracts include both programs that have been delivered and are available for airing and programs that have not yet been produced or sporting events that have not yet taken place. If the content is ultimately never produced, the Company's commitments expire without obligation. The commitments disclosed above exclude content liabilities recognized on the consolidated balance sheet.
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
Although the Company had funding commitments to equity method investees as of December 31, 2017, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 4.)
Contingencies
Put Rights
The Company has granted put rights related to certain consolidated subsidiaries. Harpo, Golden Tree, Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in OWN, VTEN, Discovery Family and Discovery Japan, respectively. The Company recorded the value of the put rights for OWN, VTEN, Discovery Family and Discovery Japan as a component of redeemable noncontrolling interests in the amounts of $55 million, $120 million, $210 million and $27 million, respectively. (See Note 11.)
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resolution of these matters will have a material adverse effect on our consolidated financial position, future results of operations or liquidity.
On September 20, 2017, a putative class action lawsuit captioned Inzlicht-Sprei v. Scripps Networks Interactive, et al. (Case No. 3:17-cv-00420), which we refer to as the “Inzlicht-Sprei action”, was filed in the United States District Court for the Eastern District of Tennessee. A putative class action lawsuit captioned Berg v. Scripps Networks Interactive, et al. (Case No. 2:17-cv-848), which we refer to as the “Berg action”, and a lawsuit captioned Wagner v. Scripps Networks Interactive, et al. (Case No. 2:17-cv-859), which we refer to as the “Wagner action”, were filed in the United States District Court for the Southern District of Ohio on September 27, 2017 and September 29, 2017, respectively. We refer to the Inzlicht-Sprei action, Berg action and Wagner action collectively as the “actions”. The actions alleged that the defendants filed a materially incomplete and misleading Form S-4 in violation of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9. On October 12, 2017, the plaintiff in the Inzlicht-Sprei action filed a notice of voluntary dismissal without prejudice. On November 21, 2017, the plaintiffs in both the Berg action and the Wagner action filed notices of voluntary dismissal.
Guarantees
There were no guarantees recorded as of December 31, 2017 and December 31, 2016.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2017 and 2016.
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, and (vi) certain inter-segment eliminations related to production studios. In addition, beginning with the quarter ended September 30, 2017, Adjusted OIBDA also excludes incremental third party transaction costs directly related to the Scripps Networks acquisition and planned integration. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps Networks transaction and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. The Company also excludes depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. As of January 1, 2017, the Company no longer excludes amortization of deferred launch incentives in calculating total Adjusted OIBDA as it is not material. For the years ended December 31, 2017, 2016 and 2015, deferred launch incentives of $3 million, $13 million and $16 million, respectively, were not reflected as an adjustment to the calculation of total Adjusted OIBDA in order to conform to the current presentation. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net (loss) income and other measures of financial performance reported in accordance with GAAP. The tables below present summarized financial information for each of the Company’s reportable segments, other operating segments and corporate and inter-segment eliminations (in millions).

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues

	Year Ended December 31,
	2017	2016	2015
U.S. Networks	$3,434	$3,285	$3,131
International Networks	3,281	3,040	3,092
Education and Other	158	174	173
Corporate and inter-segment eliminations	—	(2)	(2)
Total revenues	$6,873	$6,497	$6,394
Adjusted OIBDA

	Year Ended December 31,
	2017	2016	2015
U.S. Networks	$2,026	$1,922	$1,774
International Networks	859	835	945
Education and Other	6	(10)	(2)
Corporate and inter-segment eliminations	(360)	(334)	(335)
Total Adjusted OIBDA	$2,531	$2,413	$2,382
Reconciliation of Net (Loss) Income available to Discovery Communications, Inc. to total Adjusted OIBDA

	Year Ended December 31,
	2017	2016	2015
Net (loss) income available to Discovery Communications, Inc.	$(337)	$1,194	$1,034
Net income attributable to redeemable noncontrolling interests	24	23	13
Net income attributable to noncontrolling interests	—	1	1
Income tax expense	176	453	511
(Loss) income before income taxes	(137)	1,671	1,559
Other expense (income), net	110	(4)	97
Loss (income) from equity investees, net	211	38	(1)
Loss on extinguishment of debt	54	—	—
Interest expense	475	353	330
Operating income	713	2,058	1,985
Loss (gain) on disposition	4	(63)	17
Restructuring and other charges	75	58	50
Depreciation and amortization	330	322	330
Impairment of goodwill	1,327	—	—
Mark-to-market equity-based compensation	3	38	—
Scripps Networks transaction and integration costs	79	—	—
Total Adjusted OIBDA	$2,531	$2,413	$2,382

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Assets

	December 31,
	2017	2016
U.S. Networks	$4,127	$3,412
International Networks	5,187	4,922
Education and Other	394	399
Corporate and inter-segment eliminations	12,847	6,939
Total assets	$22,555	$15,672
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
Content Amortization and Impairment Expense

	Year Ended December 31,
	2017	2016	2015
U.S. Networks	$776	$756	$771
International Networks	1,126	1,008	931
Education and Other	8	9	7
Total content amortization and impairment expense	$1,910	$1,773	$1,709
Content amortization and impairment expenses are generally included in costs of revenues on the consolidated statements of operations (see Note 6).
Revenues by Geography

	Year Ended December 31,
	2017	2016	2015
U.S.	$3,560	$3,411	$3,261
Non-U.S.	3,313	3,086	3,133
Total revenues	$6,873	$6,497	$6,394
Distribution and advertising revenues are attributed to each country based on viewer location. Other revenues are attributed to each country based on customer location.
Property and Equipment by Geography

	December 31,
	2017	2016
U.S.	$309	$258
U.K.	173	107
Other	115	117
Total property and equipment, net	$597	$482
Property and equipment balances are allocated to each country based on the location of the asset.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017(a, b, c,)
	1st quarter	2nd quarter	3rd quarter	4th quarter

Revenues	$1,613	$1,745	$1,651	$1,864
Operating income (loss)	487	630	433	(837)
Net income (loss)	221	380	223	(1,137)
Net income (loss) available to Discovery Communications, Inc.	215	374	218	(1,144)

Earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders
Basic	$0.37	$0.65	$0.38	$(1.99)
Diluted(e)	$0.37	$0.64	$0.38	$(1.99)

	2016(d)
	1st quarter	2nd quarter	3rd quarter	4th quarter

Revenues	$1,561	$1,708	$1,556	$1,672
Operating income	489	586	458	525
Net income	269	415	225	309
Net income available to Discovery Communications, Inc.	263	408	219	304

Earnings per share available to Discovery Communications, Inc. Series A, B and C common stockholders
Basic	$0.42	$0.66	$0.37	$0.52
Diluted	$0.42	$0.66	$0.36	$0.52

(a) Goodwill impairment expense of $1.3 billion was recognized during the fourth quarter of 2017. (See Note 8.)
(b)On September 25, 2017, the Company acquired a 67.5% controlling interest in VTEN, a new joint venture with GoldenTree, in exchange for its contribution of the Velocity network. On November 30, 2017, the Company acquired a controlling interest in OWN from Harpo, increasing Discovery’s ownership stake from 49.50% to 73.99%. Discovery paid $70 million in cash and recognized a gain of $33 million to account for the difference between the carrying value and the fair value of the previously held 49.50% equity interest. On April 28, 2017, the Company sold Raw and Betty to All3Media and recorded a loss of $4 million upon disposition. (See Note 3.) As of December 31, 2017, the Company has incurred transaction and integration costs for the Scripps Networks acquisition of $79 million, including the $35 million charge associated with the modification of Advance/Newhouse's preferred stock. (See Note 12.)
(c) In March 2017, DCL completed a cash tender offer for $600 million aggregate principal amount of DCL's 5.05% senior notes due 2020 and 5.625% senior notes due 2019. This transaction resulted in a pretax loss on extinguishment of debt of $54 million for the year ended December 31, 2017, which is presented as a separate line item on the Company's consolidated statements of operations and recognized as a component of financing cash outflows on the consolidated statements of cash flows. The loss included $50 million for premiums to par value, $2 million of non-cash write-offs of unamortized deferred financing costs, $1 million for the write-off of the original issue discount of these senior notes and $1 million accrued for other third-party fees. (See Note 10.)
(d) On September 30, 2016, the Company recorded an other-than-temporary impairment of $62 million related to its investment in Lionsgate. On December 2, 2016, the Company acquired a 39% minority interest in Group Nine Media, a newly formed media holding company, in exchange for contributions of $100 million and the Company's digital businesses Seeker and SourceFed, resulting in a gain of $50 million upon deconsolidation of the businesses. (See Note 3.)
(e) Amounts may not sum to annual total due to rounding.

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Overview
As of December 31, 2017 and 2016, all of the outstanding senior notes have been issued by DCL, a wholly-owned subsidiary of Discovery Communications Holding LLC (“DCH”), which is a wholly-owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 9.) The Company fully and unconditionally guarantees the senior notes on an unsecured basis. Each of the Company, DCH, and/or DCL (collectively the “Issuers”) may issue additional debt securities under the Company's current Registration Statement on Form S-3 that are fully and unconditionally guaranteed by the other Issuers.
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
On September 25, 2017, the Company acquired a 67.5% controlling interest in VTEN, a new joint venture with GoldenTree, in exchange for its contribution of the Velocity network. The VTEN non-cash transaction and all related financial activity is included within the non-guarantor subsidiaries of DCL. (See Note 3.) The Company's 2016 minority investment in Group Nine Media and all related financial activity is included within the DCL issuer entity in the accompanying condensed consolidated financial statements. (See Note 4.)
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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$6,800	$509	$—	$—	$7,309
Receivables, net	—	—	410	1,428	—	—	1,838
Content rights, net	—	—	4	406	—	—	410
Prepaid expenses and other current assets	49	32	204	149	—	—	434
Inter-company trade receivables, net	—	—	205	—	—	(205)	—
Total current assets	49	32	7,623	2,492	—	(205)	9,991
Investment in and advances to subsidiaries	4,563	4,532	6,951	—	3,056	(19,102)	—
Noncurrent content rights, net	—	—	672	1,541	—	—	2,213
Goodwill, net	—	—	3,677	3,396	—	—	7,073
Intangible assets, net	—	—	259	1,511	—	—	1,770
Equity method investments	—	—	25	310	—	—	335
Other noncurrent assets, including property and equipment, net	—	20	364	809	—	(20)	1,173
Total assets	$4,612	$4,584	$19,571	$10,059	$3,056	$(19,327)	$22,555
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$7	$23	$—	$—	$30
Other current liabilities	—	—	572	1,269	—	—	1,841
Inter-company trade payables, net	—	—	—	205	—	(205)	—
Total current liabilities	—	—	579	1,497	—	(205)	1,871
Noncurrent portion of debt	—	—	14,163	592	—	—	14,755
Other noncurrent liabilities	2	—	297	606	21	(20)	906
Total liabilities	2	—	15,039	2,695	21	(225)	17,532
Redeemable noncontrolling interests	—	—	—	413	—	—	413
Total equity	4,610	4,584	4,532	6,951	3,035	(19,102)	4,610
Total liabilities and equity	$4,612	$4,584	$19,571	$10,059	$3,056	$(19,327)	$22,555

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations		Discovery and Subsidiaries
Revenues	$—	$—	$1,988	$4,897	$—	$(12)		$6,873
Costs of revenues, excluding depreciation and amortization	—	—	467	2,191	—	(2)		2,656
Selling, general and administrative	53	—	309	1,416	—	(10)		1,768
Impairment of goodwill	—	—	—	1,327	—	—		1,327
Depreciation and amortization	—	—	42	288	—	—		330
Restructuring and other charges	—	—	35	40	—	—		75
Loss on disposition	—	—	—	4	—	—		4
Total costs and expenses	53	—	853	5,266	—	(12)		6,160
Operating (loss) income	(53)	—	1,135	(369)	—	—		713
Equity in loss of subsidiaries	(288)	(288)	(541)	—	(192)	1,309		—
Interest expense	—	—	(448)	(27)	—	—		(475)
Loss on extinguishment of debt	—	—	(54)	—	—	—	—	(54)
Loss from equity investees, net	—	—	(3)	(208)	—	—		(211)
Other (expense) income, net	—	—	(204)	94	—	—		(110)
Loss before income taxes	(341)	(288)	(115)	(510)	(192)	1,309		(137)
Income tax benefit (expense)	4	—	(173)	(7)	—	—		(176)
Net loss	(337)	(288)	(288)	(517)	(192)	1,309		(313)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(24)		(24)
Net loss available to Discovery Communications, Inc.	$(337)	$(288)	$(288)	$(517)	$(192)	$1,285		$(337)

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

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,909	$4,498	$—	$(13)	$6,394
Costs of revenues, excluding depreciation and amortization	—	—	500	1,847	—	(4)	2,343
Selling, general and administrative	15	—	265	1,398	—	(9)	1,669
Depreciation and amortization	—	—	35	295	—	—	330
Restructuring and other charges	—	—	28	22	—	—	50
Loss on disposition	—	—	—	17	—	—	17
Total costs and expenses	15	—	828	3,579	—	(13)	4,409
Operating (loss) income	(15)	—	1,081	919	—	—	1,985
Equity in earnings of subsidiaries	1,044	1,044	505	—	696	(3,289)	—
Interest expense	—	—	(318)	(12)	—	—	(330)
Income (loss) from equity investees, net	—	—	4	(3)	—	—	1
Other income (expense), net	—	—	9	(106)	—	—	(97)
Income before income taxes	1,029	1,044	1,281	798	696	(3,289)	1,559
Income tax benefit (expense)	5	—	(237)	(279)	—	—	(511)
Net income	1,034	1,044	1,044	519	696	(3,289)	1,048
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	—	(13)	(13)
Net income available to Discovery Communications, Inc.	$1,034	$1,044	$1,044	$519	$696	$(3,303)	$1,034

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Year Ended to December 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net loss	$(337)	$(288)	$(288)	$(517)	$(192)	$1,309	$(313)
Other comprehensive (loss) income, net of tax:
Currency translation	183	183	183	186	122	(674)	183
Available-for-sale securities	15	15	15	15	10	(55)	15
Derivatives	(20)	(20)	(20)	(9)	(13)	62	(20)
Comprehensive loss	(159)	(110)	(110)	(325)	(73)	642	(135)
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	(20)	(25)
Comprehensive loss attributable to Discovery Communications, Inc.	$(160)	$(111)	$(111)	$(326)	$(74)	$622	$(160)

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended to December 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$1,194	$1,203	$1,203	$626	$802	$(3,810)	$1,218
Other comprehensive (loss) income, net of tax:
Currency translation	(191)	(191)	(191)	(190)	(127)	699	(191)
Available-for-sale securities	38	38	38	38	25	(139)	38
Derivatives	24	24	24	22	16	(86)	24
Comprehensive income	1,065	1,074	1,074	496	716	(3,336)	1,089
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to redeemable noncontrolling interests	(23)	(23)	(23)	(23)	(15)	84	(23)
Comprehensive income attributable to Discovery Communications, Inc.	$1,042	$1,051	$1,051	$473	$701	$(3,253)	$1,065

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended to December 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$1,034	$1,044	$1,044	$519	$696	$(3,289)	$1,048
Other comprehensive (loss) income, net of tax:
Currency translation	(201)	(201)	(201)	(199)	(134)	735	(201)
Available-for-sale securities	(25)	(25)	(25)	(25)	(17)	92	(25)
Derivatives	(1)	(1)	(1)	(3)	(1)	6	(1)
Comprehensive income	807	817	817	292	544	(2,456)	821
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive loss attributable to redeemable noncontrolling interests	23	23	23	23	15	(97)	10
Comprehensive income attributable to Discovery Communications, Inc.	$830	$840	$840	$315	$559	$(2,554)	$830

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(3)	$3	$476	$1,153	$—	$—	$1,629
Investing Activities
Payments for investments	—	—	(45)	(399)	—	—	(444)
Purchases of property and equipment	—	—	(43)	(92)	—	—	(135)
Distributions from equity method investees	—	—	—	77	—	—	77
Proceeds from dispositions, net of cash disposed	—	—	—	29	—	—	29
Payments for derivative instruments, net	—	—	(111)	10	—	—	(101)
Business acquisitions, net of cash acquired	—	—	—	(60)	—	—	(60)
Inter-company distributions	—	—	42	—	—	(42)	—
Other investing activities, net	—	—	(1)	2	—	—	1
Cash used in investing activities	—	—	(158)	(433)	—	(42)	(633)
Financing Activities
Commercial paper repayments, net	—	—	(48)	—	—	—	(48)
Borrowings under revolving credit facility	—	—	350	—	—	—	350
Principal repayments of revolving credit facility	—	—	(475)	—	—	—	(475)
Borrowings from debt, net of discount and including premiums	—	—	7,488	—	—	—	7,488
Principal repayments of debt, including discount payment and premiums to par value	—	—	(650)	—	—	—	(650)
Payments for bridge financing commitment fees	—	—	(40)	—	—	—	(40)
Principal repayments of capital lease obligations	—	—	(7)	(26)	—	—	(33)
Repurchases of stock	(603)	—	—	—	—	—	(603)
Cash settlement of common stock repurchase contracts	58	—	—	—	—	—	58
Distributions to redeemable noncontrolling interests	—	—	—	(30)	—	—	(30)
Share-based plan proceeds, net	16	—	—	—	—	—	16
Inter-company distributions	—	—	—	(42)	—	42	—
Inter-company contributions and other financing activities, net	532	(3)	(156)	(455)	—	—	(82)
Cash provided by (used in) financing activities	3	(3)	6,462	(553)	—	42	5,951
Effect of exchange rate changes on cash and cash equivalents	—	—	—	62	—	—	62
Net change in cash and cash equivalents	—	—	6,780	229	—	—	7,009
Cash and cash equivalents, beginning of period	—	—	20	280	—	—	300
Cash and cash equivalents, end of period	$—	$—	$6,800	$509	$—	$—	$7,309

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(20)	$(9)	$249	$1,160	$—	$—	$1,380
Investing Activities
Payments for investments	—	—	(124)	(148)	—	—	(272)
Purchases of property and equipment	—	—	(18)	(70)	—	—	(88)
Proceeds from dispositions, net of cash disposed	—	—	—	19	—	—	19
Distributions from equity method investees	—	—	—	87	—	—	87
Inter-company distributions	—	—	30	—	—	(30)	—
Other investing activities, net	—	—	—	(2)	—	—	(2)
Cash used in investing activities	—	—	(112)	(114)	—	(30)	(256)
Financing Activities
Commercial paper repayments, net	—	—	(45)	—	—	—	(45)
Borrowings under revolving credit facility	—	—	350	263	—	—	613
Principal repayments of revolving credit facility	—	—	(225)	(610)	—	—	(835)
Borrowings from debt, net of discount and including premiums	—	—	498	—	—	—	498
Principal repayments of capital lease obligations	—	—	(5)	(23)	—	—	(28)
Repurchases of stock	(1,374)	—	—	—	—	—	(1,374)
Prepayments of common stock repurchase contracts	(57)	—	—	—	—	—	(57)
Distributions to redeemable noncontrolling interests	—	—	—	(22)	—	—	(22)
Share-based plan proceeds, net	39	—	—	—	—	—	39
Hedge of borrowings from debt instruments	—	—	40	—	—	—	40
Inter-company distributions	—	—	—	(30)	—	30	—
Inter-company contributions and other financing activities, net	1,412	9	(733)	(701)	—	—	(13)
Cash provided by (used in) financing activities	20	9	(120)	(1,123)	—	30	(1,184)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(30)	—	—	(30)
Net change in cash and cash equivalents	—	—	17	(107)	—	—	(90)
Cash and cash equivalents, beginning of period	—	—	3	387	—	—	390
Cash and cash equivalents, end of period	$—	$—	$20	$280	$—	$—	$300

DISCOVERY COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(122)	$(15)	$427	$1,004	$—	$—	$1,294
Investing Activities
Payments for investments	—	—	(10)	(262)	—	—	(272)
Purchases of property and equipment	—	—	(17)	(86)	—	—	(103)
Distributions from equity method investees	—	—	—	87	—	—	87
Proceeds from disposition, net of cash disposed	—	—	—	61	—	—	61
Payments for derivative instruments, net	—	—	(11)	2	—	—	(9)
Business acquisitions, net of cash acquired	—	—	—	(80)	—	—	(80)
Inter-company distributions	—	—	37	—	—	(37)	—
Other investing activities, net	—	—	—	15	—	—	15
Cash used in investing activities	—	—	(1)	(263)	—	(37)	(301)
Financing Activities
Commercial paper repayments, net	—	—	(136)	—	—	—	(136)
Borrowings under revolving credit facility	—	—	—	1,016	—	—	1,016
Principal repayments of revolving credit facility	—	—	(13)	(252)	—	—	(265)
Borrowings from debt, net of discount and including premiums	—	—	936	—	—	—	936
Principal repayments of debt, including discount payment and premiums to par value	—	—	(854)	—	—	—	(854)
Principal repayments of capital leases obligations	—	—	(5)	(22)	—	—	(27)
Repurchases of stock	(951)	—	—	—	—	—	(951)
Purchase of redeemable noncontrolling interests	—	—	—	(548)	—	—	(548)
Distributions to redeemable noncontrolling interests	—	—	—	(42)	—	—	(42)
Share-based plan payments, net	(6)	—	—	—	—	—	(6)
Hedge of borrowings from debt distributions	—	—	(29)	—	—	—	(29)
Inter-company distributions	—	—	—	(37)	—	37	—
Inter-company contributions and other financing activities, net	1,079	15	(330)	(777)	—	—	(13)
Cash provided by (used in) financing activities	122	15	(431)	(662)	—	37	(919)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(51)	—	—	(51)
Net change in cash and cash equivalents	—	—	(5)	28	—	—	23
Cash and cash equivalents, beginning of period	—	—	8	359	—	—	367
Cash and cash equivalents, end of period	$—	$—	$3	$387	$—	$—	$390

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting,” which is incorporated herein by reference.
Report of the Independent Registered Public Accounting Firm
The report of our independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm,” which is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.

PART III
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.
ITEM 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2018 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, which are incorporated herein by reference.
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
ITEM 11. Executive Compensation.
Information regarding executive compensation will be set forth in our 2018 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” which are incorporated herein by reference.
Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2018 Proxy Statement under the captions “Risk Considerations in our Compensation Programs,” “Board Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee,” respectively, which are incorporated herein by reference.
Information regarding compensation committee reports will be set forth in our 2018 Proxy Statement under the captions “Report of the Compensation Committee” and “Report of the Equity Compensation Subcommittee of the Compensation Committee,” which are incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2018 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.
Information regarding security ownership of certain beneficial owners and management will be set forth in our 2018 Proxy Statement under the captions “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Certain Beneficial Owners of Discovery” and “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Discovery Management,” which are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence will be set forth in our 2018 Proxy Statement under the captions “Certain Relationships and Related Person Transactions,” “Policy Governing Related Person Transactions,” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services will be set forth in our 2018 Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Description of Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm,” which are incorporated herein by reference.

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

3.1	Form of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-4 (SEC File No. 333-151586 (“Amendment No. 2”))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on November 16, 2009 (SEC File No. 001-34177))

3.3
Certificate of Designation of Series A-1 Convertible Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 7, 2017 (SEC File No. 001-34177))

3.4
Certificate of Designation of Series C-1 Convertible Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on August 7, 2017 (SEC File No. 001-34177))

4.1
Specimen Certificate for Shares of the Registrant’s Series A Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (the “Registration Statement”))

4.2	Specimen Certificate for Shares of the Registrant’s Series B Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to the Registration Statement (SEC File No. 333-151586))

4.3	Specimen Certificate for Shares of the Registrant’s Series C Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.3 to the Registration Statement (SEC File No. 333-151586))

4.4
Form of Registration Rights Agreement, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement (SEC File No. 333-151586))

4.5
Amendment No. 1 to Registration Rights Agreement, dated as of August 7, 2017, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on November 2, 2017 (SEC File No. 001-34177))

4.6
Form of Rights Agreement, by and between Discovery Communications, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.5 to the Registration Statement (SEC File No. 333-151586))

4.7
Amendment No. 1 to Rights Agreement, dated as of December 10, 2008, by and between Discovery Communications, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 11, 2008 (SEC File No. 001-34177))

4.8
Amendment No. 2 to Rights Agreement, dated as of July 30, 2017, by and between Discovery Communications, Inc. and Computershare Trust Company N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

4.9
Indenture, dated as of August 19, 2009, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009 (SEC File No. 001-34177))

EXHIBITS INDEX
Exhibit No.     Description

4.10
First Supplemental Indenture, dated as of August 19, 2009, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2009 (SEC File No. 001-34177))

4.11
Second Supplemental Indenture, dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010 (SEC File No. 001-34177))

4.12
Third Supplemental Indenture, dated as of June 20, 2011, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 21, 2011 (SEC File No. 001-34177))

4.13
Fourth Supplemental Indenture, dated as of May 17, 2012, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 17, 2012 (SEC File No. 001-34177))

4.14
Fifth Supplemental Indenture, dated as of March 19, 2013, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2013 (SEC File No. 001-34177))

4.15
Sixth Supplemental Indenture, dated as of March 7, 2014, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee and Evalon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on March 7, 2014 (SEC File No. 001-34177))

4.16
Seventh Supplemental Indenture, dated as of March 2, 2015, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 2, 2015 (SEC File No. 001-34177))

4.17
Eighth Supplemental Indenture, dated as of March 19, 2015, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee, and Elavon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2015 (SEC File No. 001-34177))

4.18
Ninth Supplemental Indenture, dated as of March 11, 2016, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 11, 2016 (SEC File No. 001-34177))

4.19
Tenth Supplemental Indenture, dated as of March 13, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 13, 2017 (SEC File No. 001-34177))

4.20
Eleventh Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.21
Twelfth Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.22
Thirteenth Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc., Elavon Financial Service DAC, UK Branch, as London Paying Agent, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

EXHIBITS INDEX
Exhibit No.     Description

4.23
Amended and Restated Credit Agreement, dated as of February 4, 2016, among Discovery Communications, LLC ("DCL"), certain wholly-owned subsidiaries of DCL, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Lender (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 5, 2016 (SEC File No. 001-34177))

4.24
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 11, 2017, among Discovery Communications, LLC ("DCL"), certain wholly-owned subsidiaries of DCL, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on November 2, 2017 (SEC File No. 001-34177))

4.25
Term Loan Credit Agreement, dated as of August 11, 2017, among Discovery Communications, LLC, as the Company, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto, Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Form 10-Q filed on November 2, 2017 (SEC File No. 001-34177))

10.1	Discovery Communications U.S. Executive Relocation Policy (filed herewith)*

10.2	Discovery Communications Standard-Company Initiated Permanent International Transfer Relocation Benefits Policy (filed herewith)*

10.3	Discovery Communications International Relocation Benefits Policy, effective as of June 1, 2017 (filed herewith)*

10.4	Discovery Communications Executive Benefit Summary (filed herewith)*

10.5	Discovery Communications 2017 Incentive Compensation Plan (filed herewith)*

10.6
Amended and Restated Discovery Communications, LLC Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2009 (SEC File No. 001-34177))*

10.7	Discovery Communications, Inc. 2005 Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.6 to Amendment No. 2 (SEC File No. 333-151586))*

10.8	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 19, 2011 (SEC File No. 001-34177))*

10.9	Discovery Communications, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 16, 2013 (SEC File No. 001-34177))*

10.10
Discovery Communications, Inc. 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective May 20, 2015) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2015 (SEC File No. 001-34177))*

10.11	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 7, 2008 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.     Description

10.12	Form of 7-year Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on October 7, 2008 (SEC File No. 001-34177))*

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 9, 2009 (SEC File No. 001-34177))*

10.14	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 4, 2009 (SEC File No. 001-34177))*

10.15	Form of Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.16	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.27 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.17	Form of Cash-Settled Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.28 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.18	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.29 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.19	Form of Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

10.20	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

10.21	Form of Cash-Settled Stock Appreciation Right Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

10.22	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

10.23	Form of David Zaslav's Cash-Settled Stock Appreciation Award Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 21, 2011 (SEC File No. 001-34177))*

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

10.28	Form of Special Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2014 (SEC File No. 001-34177))*

10.29	Form of David Zaslav's One Year Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.45 to the Form 10-K filed on February 20, 2014 (SEC File No. 001-34177))*

10.30	Form of David Zaslav's Three Year Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.46 to the Form 10-K filed on February 20, 2014 (SEC File No. 001-34177))*

10.31	Form of Stock Dividend Related Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.32	Form of Stock Dividend Related Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.33	Form of Stock Dividend Related Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.34	Form of Stock Dividend Related Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.35	Form of David Zaslav's Stock Dividend Related Discovery Appreciation Plan Letter (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.36
Form of David Zaslav's Stock Dividend Related Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.37
Form of David Zaslav's Stock Dividend Related Stock Appreciation Right Agreement for Pre-2014 Awards (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.38
Form of David Zaslav's Stock Dividend Related Stock Appreciation Right Agreement for the 2014 Award (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.39
Employment Agreement, dated as of November 28, 2006, between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 (SEC File No. 333-151586))*

10.40
Addendum to Employment Agreement, dated as of September 9, 2009, between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2009 (SEC File No. 001-34177))*

10.41
Second Addendum to Employment Agreement, dated as of December 15, 2011, between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 21, 2011 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.     Description

10.42
Employment Agreement, dated as of January 2, 2014, between Discovery Communications, Inc. and David Zaslav (incorporated by reference to Exhibit 10.44 to the Form 10-K filed on February 20, 2014 (SEC File No. 001-34177))*

10.43
Amended and Restated Employment Agreement, dated as of July 21, 2010, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2010 (SEC File No. 001-34177))*

10.44
First Amendment to Employment Agreement, dated as of July 31, 2014, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

10.45
Employment Agreement, dated as of August 8, 2014, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

10.46
Amendment to Employment Agreement, dated as of September 24, 2015, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2015 (SEC File No. 001-34177))*

10.47
Employment Agreement, dated as of January 9, 2012, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 8, 2012 (SEC File No. 001-34177))*

10.48
Amendment to Employment Agreement, dated as of June 1, 2012, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.33 to the Form 10-K/A filed on February 19, 2013 (SEC File No. 001-34177))*

10.49
Employment Agreement, dated as of September 18, 2014, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

10.50
First Amendment to Employment Agreement, dated as of February 22, 2016, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 23, 2016 (SEC File No. 001-34177))*

10.51
Second Amendment to Employment Agreement, dated as of September 30, 2016, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2016 (SEC File No. 001-34177))*

10.52
Third Amendment to Employment Agreement, dated as of January 18, 2017, between Andrew Warren and Discovery Communications, LLC (incorporated by reference to Exhibit 10.52 to the Form 10-K filed on February 14, 2017 (SEC File No. 001-34177))*

10.53
Employment Agreement, dated as of October 3, 2016, between Dr. Gunnar Wiedenfels and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2016 (SEC File No. 001-34177))*

10.54
Employment Agreement, dated as of January 14, 2014, between Jean-Briac Perrette and Discovery Communications, LLC (incorporated by reference to Exhibit 10.54 to the Form 10-K filed on February 19, 2015 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.     Description

10.55
Employment Agreement, dated as of June 13, 2016, between Jean-Briac Perrette and Discovery Corporate Services Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 2, 2016 (SEC File No. 001-34177))*

10.56	Employment Agreement, dated as of September 18, 2015, between Paul Guagliardo and Discovery Communications, LLC (filed herewith)*

10.57
Preferred Share Exchange Agreement, dated as of July 30, 2017, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

10.58
Share Repurchase Agreement, dated as of May 22, 2014, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2014 (SEC File No. 001-34177))

10.59
Letter Amendment, dated as of August 25, 2014, between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 26, 2014 (SEC File No. 001-34177))

10.60
Amendment No. 2 to Share Repurchase Agreement, dated as of August 7, 2017, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on November 2, 2017 (SEC File No. 001-34177))

10.61
Voting Agreement, dated as of July 30, 2017, by and among Scripps Networks Interactive, Inc., Discovery Communications, Inc. and John Malone (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

10.62
Voting Agreement, dated as of July 30, 2017, by and among Scripps Networks Interactive, Inc., Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

10.63
Voting Agreement, dated as of July 30, 2017, by and among Scripps Networks Interactive, Inc., Discovery Communications, Inc. and the persons whose names are set forth on the signature pages thereto under the caption "Stockholders" (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

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
†Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015, (v) Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016, and 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY COMMUNICATIONS, INC. (Registrant)

Date: February 28, 2018	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2018
David M. Zaslav

/s/ Gunnar Wiedenfels	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Gunnar Wiedenfels

/s/ Kurt T. Wehner	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Kurt T. Wehner

/s/ S. Decker Anstrom	Director	February 28, 2018
S. Decker Anstrom

/s/ Robert R. Beck	Director	February 28, 2018
Robert R. Beck

/s/ Robert R. Bennett	Director	February 28, 2018
Robert R. Bennett

/s/ Paul A. Gould	Director	February 28, 2018
Paul A. Gould

/s/ John C. Malone	Director	February 28, 2018
John C. Malone

/s/ Robert J. Miron	Director	February 28, 2018
Robert J. Miron

/s/ Steven A. Miron	Director	February 28, 2018
Steven A. Miron

/s/ Daniel Sanchez	Director	February 28, 2018
Daniel Sanchez

/s/ Susan M. Swain	Director	February 28, 2018
Susan M. Swain

/s/ J. David Wargo	Director	February 28, 2018
J. David Wargo