Form 10-Q
period 2018-03-31
Discovery, Inc.
filed 2018-05-10
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-34177

Discovery, Inc.
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of May 1, 2018:

Series A Common Stock, par value $0.01 per share	156,055,418
Series B Common Stock, par value $0.01 per share	6,512,379
Series C Common Stock, par value $0.01 per share	359,574,904

DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$812	$7,309
Receivables, net	2,654	1,838
Content rights, net	419	410
Prepaid expenses and other current assets	636	434
Total current assets	4,521	9,991
Noncurrent content rights, net	3,323	2,213
Property and equipment, net	928	597
Goodwill, net	13,102	7,073
Intangible assets, net	10,825	1,770
Equity method investments, including note receivable	1,231	335
Other noncurrent assets	728	576
Total assets	$34,658	$22,555
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$283	$277
Accrued liabilities	1,730	1,309
Deferred revenues	299	255
Current portion of debt	153	30
Total current liabilities	2,465	1,871
Noncurrent portion of debt	19,214	14,755
Deferred income taxes	1,994	319
Other noncurrent liabilities	972	587
Total liabilities	24,645	17,532
Commitments and contingencies (See Note 18)
Redeemable noncontrolling interests	419	413
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 authorized; 8 shares issued	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 authorized; 6 shares issued	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 159 and 157 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 524 and 383 shares issued	5	4
Additional paid-in capital	10,576	7,295
Treasury stock, at cost	(6,737)	(6,737)
Retained earnings	4,657	4,632
Accumulated other comprehensive loss	(613)	(585)
Total Discovery, Inc. stockholders' equity	7,889	4,610
Noncontrolling interests	1,705	—
Total equity	9,594	4,610
Total liabilities and equity	$34,658	$22,555
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Distribution	$1,051	$855
Advertising	1,012	687
Other	244	71
Total revenues	2,307	1,613
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	1,060	607
Selling, general and administrative	609	415
Depreciation and amortization	193	80
Restructuring and other charges	241	24
Total costs and expenses	2,103	1,126
Operating income	204	487
Interest expense	(177)	(91)
Loss on extinguishment of debt	—	(54)
Loss from equity investees, net	(22)	(53)
Other expense, net	(22)	(13)
(Loss) income before income taxes	(17)	276
Income tax benefit (expense)	20	(55)
Net income	3	221
Net income attributable to noncontrolling interests	(5)	—
Net income attributable to redeemable noncontrolling interests	(6)	(6)
Net (loss) income available to Discovery, Inc.	$(8)	$215
Net (loss) income per share allocated to Discovery, Inc. Series A, B and C common stockholders:
Basic	$(0.01)	$0.37
Diluted	$(0.01)	$0.37
Weighted average shares outstanding:
Basic	422	389
Diluted	609	588
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2018	2017
Net income	$3	$221
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	3	68
Available-for-sale securities	—	(1)
Derivatives	(5)	(8)
Comprehensive income	1	280
Comprehensive income attributable to noncontrolling interests	(5)	—
Comprehensive income attributable to redeemable noncontrolling interests	(6)	(7)
Comprehensive (loss) income attributable to Discovery, Inc.	$(10)	$273
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$3	$221
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	15	21
Depreciation and amortization	193	80
Content rights expense and impairment	751	458
Equity in losses of investee companies and cash distributions	36	54
Deferred income taxes	(35)	(34)
Loss on extinguishment of debt	—	54
Other, net	67	3
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(36)	(44)
Content rights and payables, net	(698)	(474)
Accounts payable and accrued liabilities	(171)	(122)
Income taxes receivable and prepaid income taxes	(42)	48
Foreign currency and other, net	77	(10)
Cash provided by operating activities	160	255
Investing Activities
Business acquisitions, net of cash acquired	(8,565)	—
Payments for investments	(22)	(188)
Distributions from equity method investees	—	5
Purchases of property and equipment	(48)	(47)
(Payments for) proceeds from derivative instruments, net	(42)	5
Other investing activities, net	2	1
Cash used in investing activities	(8,675)	(224)
Financing Activities
Commercial paper borrowings, net	—	54
Borrowings under revolving credit facility	—	150
Principal repayments of revolving credit facility	—	(125)
Borrowings under term loan agreements	2,000	—
Borrowings from debt, net of discount and including premiums	—	659
Principal repayments of debt, including discount payment and premiums to par value	—	(650)
Principal repayments of capital lease obligations	(13)	(13)
Repurchases of stock	—	(200)
Cash settlement of common stock repurchase contracts	—	58
Distributions to redeemable noncontrolling interests	(2)	(3)
Share-based plan proceeds (payments), net	23	(8)
Borrowings under program financing line of credit	22	—
Other financing activities, net	(11)	(6)
Cash provided by (used in) financing activities	2,019	(84)
Effect of exchange rate changes on cash and cash equivalents	(1)	20
Net change in cash and cash equivalents	(6,497)	(33)
Cash and cash equivalents, beginning of period	7,309	300
Cash and cash equivalents, end of period	$812	$267
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2017	14	$—	547	$5	$7,295	$(6,737)	$4,632	$(585)	$4,610	$—	$4,610
Cumulative effect of accounting change (See Note 1)	—	—	—	—	—	—	33	(26)	7	—	7
Net (loss) income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	(8)	—	(8)	5	(3)
Other comprehensive loss	—	—	—	—	—	—	—	(2)	(2)	—	(2)
Share-based compensation	—	—	—	—	41	—	—	—	41	—	41
Tax settlements associated with share-based compensation	—	—	—	—	(16)	—	—	—	(16)	—	(16)
Issuance of stock and noncontrolling interest in connection with the acquisition of Scripps Networks Interactive, Inc. ("Scripps Networks")	—	—	139	1	3,217	—	—	—	3,218	1,700	4,918
Issuance of stock in connection with share-based plans	—	—	4	—	39	—	—	—	39	—	39
March 31, 2018	14	$—	690	$6	$10,576	$(6,737)	$4,657	$(613)	$7,889	$1,705	$9,594
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including pay-television ("pay-TV"), free-to-air ("FTA") and broadcast, various digital distribution platforms and content licensing agreements. The Company also operates a portfolio of websites, digital direct-to-consumer products, production studios and curriculum-based education products and services. As further discussed in Note 2, on March 6, 2018, the Company acquired Scripps Networks Interactive, Inc. ("Scripps Networks"), and changed its name from "Discovery Communications, Inc." to "Discovery, Inc." The Company presents the following business units: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting principally of international television networks and digital content services; and Education and Other, consisting principally of curriculum-based product and service offerings and production studios. Financial information for Discovery’s reportable segments is discussed in Note 19.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. For each non-wholly owned subsidiary, the Company evaluates its ownership and other interests to determine whether it should consolidate the entity or account for its ownership interest as an investment. As part of its evaluation, the Company makes judgments in determining whether the entity is a variable interest entity ("VIE") and, if so, whether it is the primary beneficiary of the VIE and is thus required to consolidate the entity. (See Note 3.) Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
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
Estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, share-based compensation, defined benefit plans, income taxes, other financial instruments, contingencies and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.
Preferred Stock Exchange
As a result of the July 30, 2017, Preferred Share Exchange Agreement (the "Exchange Agreement") with Advance/Newhouse Programming Partnership ("Advance/Newhouse"), in which Discovery agreed to issue newly designated shares of Series A-1 and Series C-1 preferred stock in exchange for all outstanding shares of Discovery's Series A and Series C convertible participating preferred stock (see Note 9), historical basic and diluted earnings per share available to Series C-1 preferred stockholders, previously Series C preferred stockholders, has changed. The transactions contemplated by the Exchange Agreement were completed on August 7, 2017. Prior to the Exchange Agreement, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each share of Series C preferred stock. Following the exchange, the Series C-1 preferred stock may be converted into Series C common stock at the initial conversion rate of 19.3648 shares of Series C common stock for each share of Series C-1 preferred stock. As such, the Company has retrospectively recast basic and diluted earnings per share information for Series C preferred stock for the three months ended March 31, 2017 in order to

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

conform with per share earnings that would have been available for Series C-1 preferred stock. (See Note 15.) The Exchange Agreement did not impact historical basic and diluted earnings per share attributable to the Company's Series A, B and C common stockholders.
The table below sets forth the impact of the preferred stock modification to the Company's calculated basic earnings per share for the three months ended March 31, 2017.

Pre-Exchange: Basic net income per share available to:
Series A, B and C common stockholders	$0.37
Series C-1 convertible preferred stockholders	$0.74

Post-Exchange: Basic net income per share available to:
Series A, B and C common stockholders	$0.37
Series C-1 convertible preferred stockholders	$7.11

Accounting and Reporting Pronouncements Adopted
Recognition and Measurement of Financial Instruments ("ASU 2016-01")
On January 1, 2018, the Company adopted new guidance that enhances the reporting model for financial instruments. The new guidance impacted the financial statements as follows:

•
Gains and losses on common stock investments with readily determinable fair values are now recorded in other expense, net. Previously, the Company recorded these gains and losses in other comprehensive income ("OCI"). The Company adopted this guidance on a modified retrospective basis and recorded a transition adjustment, to reclassify accumulated other comprehensive income to retained earnings, of $26 million, net of tax as of January 1, 2018. The new guidance eliminates the available-for-sale ("AFS") classification. (See Note 3 and Note 9.)

•
Upon adoption of ASU 2016-01, the Lionsgate Collar, as defined in Note 3, no longer receives the hedge accounting designation. There is no change to the manner in which movements in fair value of these instruments will be reflected in the financial statements, as gains and losses will continue to be recorded as a component of other expense, net on the consolidated statements of operations. (See Note 7.)

•
For equity interests without readily determinable fair values previously accounted for under the cost method, the Company has elected to apply the "measurement alternative" prospectively. Under this election, investments are recorded at cost, less impairment, adjusted for subsequent observable price changes as of the date that an observable transaction took place. The Company will recognize observable price changes as adjustments to fair values of these investments. (See Note 3 and Note 4.) In addition, companies are required to perform a qualitative assessment each reporting period to identify impairment under the single-step model. When a qualitative assessment indicates that an impairment exists, the Company will need to estimate the fair value of the investment and recognize in current earnings an impairment loss equal to the difference between the fair value and the carrying amount of the equity investment.

•
The Company evaluated the accounting for fair value call rights associated with its equity interests without readily determinable fair values and concluded that there is no change to the accounting for these investments.

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("Topic 606") and ASU 340-40, Other Assets and Deferred Costs, which updates numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance also addresses the accounting for costs incurred as part of obtaining or fulfilling a contract with a customer. The guidance in this Subtopic requires that costs of obtaining a contract be recognized as an asset and amortized as goods and services are transferred to the customer, as long as the costs are expected to be recovered.
On January 1, 2018, the Company adopted ASC Topic 606 Revenue from Contracts with Customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Following the modified retrospective approach for the adoption of this accounting guidance, the Company recorded an increase to opening retained earnings of $7 million as of January 1, 2018, due to the cumulative impact of adopting Topic 606. The impact relates to the capitalization of sales commissions for long-term education-based services. Expense amortized for the three months ended March 31, 2018 for capitalized sales commissions was recorded as part of costs of revenues. The impact to revenue and costs of revenues for the three months ended March 31, 2018 as a result of applying Topic 606 was immaterial. (See Note 11.)
Income Taxes
In October 2016, the FASB issued guidance that simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance includes requirements to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, and therefore eliminates the exception for an intra-entity transfer of an asset other than inventory. The Company adopted the new standard effective January 1, 2018, and there was no material impact on the consolidated financial statements upon adoption.
Clarifying the definition of a business
On January 1, 2018, the Company adopted new FASB guidance that amends the definition of a business and provides a threshold which must be considered to determine whether a transaction is an acquisition (or disposal) of an asset or a business. Under the previous accounting guidance, the minimum inputs and processes required for a “set” of assets and activities to meet the definition of a business is not specified. That lack of clarity has led to broad interpretations of the definition of a business. Under the new guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. This guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in the revenue recognition guidance.
Compensation - Retirement Benefits
On March 10, 2017, the FASB issued new accounting guidance related to the presentation of net periodic pension costs and net periodic postretirement benefit costs, which requires employers sponsoring postretirement benefit plans to disaggregate the service cost component from the other components of net benefit cost. The standard also provides explicit guidance on how to present the service cost and other components of net benefit cost in the statement of operations and allows only the service cost component of net benefit cost to be eligible for capitalization. In conjunction with the acquisition of Scripps Networks, the Company evaluated the accounting for the qualified defined benefit pension plan ("Pension Plan") and the non-qualified unfunded Supplemental Executive Retirement Plan ("SERP"). As the Pension Plan was frozen effective December 31, 2009 and the Plan sponsor no longer grants credits to participants for service costs, the updated guidance on service costs is not applicable. The presentation as required by this guidance is reflected within the employee benefit plans footnote disclosures. (See Note 13.)
Accounting and Reporting Pronouncements Not Yet Adopted
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued updated guidance which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act ("TCJA") to retained earnings for each period in which the effect of the change is recorded. The update also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, more than 95% of distribution revenue comes from the Company's largest 10 distributors in the U.S. For the International Networks segment, approximately 40% of distribution revenue comes from the Company's largest 10 distributors outside of the U.S. Agreements in place with the 10 largest cable and satellite operators in the U.S. Networks and International Networks expire at various times from 2018 through 2024. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three months ended March 31, 2018 or 2017. As of March 31, 2018 and December 31, 2017, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
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
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of March 31, 2018, the Company did not anticipate nonperformance by any of its counterparties.
Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks by evaluating and monitoring the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. In connection with the Company's economic hedge of certain investments classified as common stock investments with readily determinable fair value, the Company has pledged shares as collateral to the derivative counterparty. (See Note 3.) The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. As of March 31, 2018, $43 million of collateral has been posted by the Company under these arrangements and classified as other noncurrent assets in the consolidated balance sheets. As of March 31, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $31 million. (See Note 4.)
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Scripps Networks Interactive, Inc. ("Scripps Networks")
On March 6, 2018, Discovery acquired Scripps Networks pursuant to the Agreement and Plan of Merger (the "Merger Agreement") by and among Discovery, Scripps Networks and Skylight Merger Sub, Inc.; dated July 30, 2017 (the "acquisition of Scripps Networks"). The acquisition of Scripps Networks allows the Company to offer complementary brands with an extensive library of original programming to consumers and to create a scale player with the ability to compete for audiences and advertising revenue. The acquisition is intended to extend Scripps Networks' content to a broader international audience through Discovery's global distribution infrastructure. Finally, the acquisition of Scripps Networks is expected to create significant cost synergies for the Company.
The consideration paid for the acquisition of Scripps Networks consisted of (i) for Scripps Networks shareholders that did not make an election or elected to receive the mixed consideration, $65.82 in cash and 1.0584 shares of Discovery Series C common stock for each Scripps Networks share, (ii) for Scripps Networks shareholders that elected to receive the cash consideration, $90.00 in cash for each Scripps Networks share, (iii) for Scripps Networks shareholders that elected to receive the stock consideration, 3.9392 shares of Discovery Series C common stock for each Scripps Networks share, subject to the terms and conditions set forth in the Merger Agreement and (iv) transaction costs related to amounts reimbursed by Discovery to Scripps Networks for costs incurred in conjunction with the acquisition. The following table summarizes the components of the aggregate consideration paid for the acquisition of Scripps Networks (in millions of dollars and shares, except for per share amounts, share conversion ratio and stock option conversion ratio) as of March 6, 2018.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Scripps Networks equity
Scripps Networks shares outstanding	131
Cash consideration including collar payment (per Scripps Networks share)	$65.82
Cash portion of purchase price	$8,590

Scripps Networks shares outstanding	131
Share conversion ratio (per Scripps Networks share)	1.0584
Discovery Series C common stock	138
Discovery Series C common stock price per share	$23.01
Equity portion of purchase price	$3,179

Shares under Scripps Networks share-based compensation programs
Shares under Scripps Networks share-based compensation programs	3
Scripps Networks share-based compensation converting to cash	2
Average cash consideration (per share less applicable exercise price)	$46.90
Cash portion of purchase price	$88

Scripps Networks share-based compensation awards	1
Share-based compensation conversion ratio (based on intrinsic value per award)	3
Discovery Series C common stock issued (1) or share-based compensation converted (2)	3
Average equity value (intrinsic value of Discovery Series C common stock or options to be issued)	$15.19
Share-based compensation equity value	$51
Less: post-combination compensation expense	$(12)
Equity portion of consideration	$39

Scripps Networks transaction costs paid by Discovery	$117

Total consideration paid	$12,013
Balances reflect rounding of dollar and share amounts to millions, which may result in differences for recalculated standalone amounts compared with the amounts presented above.
The Company applied the acquisition method of accounting to Scripps Networks' business, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects workforce and synergies expected from cost savings, operations and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of this acquisition has been provisionally allocated to the U.S. Networks and International Networks reportable segments in the amounts of $5.4 billion and $600 million, respectively, and is not amortizable for tax purposes.
The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets, principally intangibles, equity method investments, content and income taxes. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of equity interests previously held by Scripps Networks was determined using the discounted cash flow method. The fair value for trade-names and trademarks was determined using the relief from royalty method of the income approach; the remaining intangibles were determined using the excess earnings method of the income approach. The fair value of interest-bearing debt was determined using publicly-traded prices. The fair value estimates for the previously held equity interest and intangible assets are based on (i) projected discounted cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings and (iv) attrition rates, as relevant, that market participants would consider when estimating fair values. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

in which the adjustments occur. The preliminary fair value of assets acquired and liabilities assumed, as well as a reconciliation to cash consideration transferred is presented in the table below (in millions).

Preliminary March 6, 2018
Accounts receivable	$783
Other current assets	421
Content rights	1,088
Property and equipment	315
Goodwill	6,003
Intangible assets	9,175
Equity method investments, including note receivable	870
Other noncurrent assets	111
Current liabilities assumed	(494)
Debt assumed	(2,481)
Deferred income taxes	(1,695)
Other noncurrent liabilities	(383)
Noncontrolling interests	(1,700)
Total consideration paid	$12,013

The table below presents a summary of intangible assets acquired and weighted average estimated useful life of these assets.

	Fair Value	Weighted Average Useful Life in Years
Trademarks and trade names	$1,225	10
Advertiser relationships	4,995	10
Advertising backlog	280	1
Affiliate relationships	2,455	12
Broadcast licenses	220	6
Total intangible assets acquired	$9,175

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

OWN
On November 30, 2017, the Company acquired from Harpo, Inc. ("Harpo") a controlling interest in the Oprah Winfrey Network ("OWN"), increasing Discovery’s ownership from 49.50% to 73.75%. OWN is a pay-TV network and website that provides adult lifestyle and entertainment content, which is focused on African Americans. Discovery paid $70 million in cash and recognized a gain of $33 million to account for the difference between the carrying value and the fair value of the previously held 49.50% equity interest. The price included an assessment of fair value of the equity interest in the network, subject to the impact of the note payable to Discovery. Discovery consolidated OWN under the VIE consolidation model upon closing of the transaction.
Following the acquisition of the incremental equity interest and change to governance provisions, the Company has determined that it is now the primary beneficiary of OWN as Discovery obtained control of the Board of Directors and operational rights that significantly impact the economic performance of the business such as programming and marketing, and selection of key personnel. As a result, the accounting for OWN was changed from an equity method investment to a consolidated subsidiary. As the primary beneficiary, Discovery includes OWN's assets, liabilities and results of operations in the Company's consolidated financial statements. As of March 31, 2018, the carrying amounts of assets and liabilities of the consolidated VIE were $733 million and $267 million, respectively.
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
The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of contingent liabilities. The Company used DCF analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The Company will reflect measurement period adjustments, if any, in the period in which the adjustment occurs. The preliminary fair value of assets acquired and liabilities assumed, as well as a reconciliation to cash consideration transferred is presented in the table below (in millions).

Preliminary November 30, 2017
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Enthusiast Network, Inc.
On September 25, 2017, the Company contributed its linear cable network focused on cars and motor sports, Velocity, to a new joint venture ("VTEN"), with GoldenTree Asset Management L.P. ("GoldenTree"). GoldenTree's contributions to the joint venture included businesses from The Enthusiast Network, Inc. ("TEN"), primarily MotorTrend.com, Motor Trend YouTube channel and the Motor Trend OnDemand OTT service. TEN did not contribute its print businesses to the joint venture. The joint venture has a portfolio of digital content, social groups, live events and original content focused on the automotive audience. In exchange for their contributions, Discovery and GoldenTree received 67.5% and 32.5% ownership of the new joint venture, respectively.
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
Discovery has a fair value call right exercisable during 30 day windows beginning in September 2022 and March 2024 to require GoldenTree to sell its entire ownership interest in the joint venture to the Company at fair value. GoldenTree has a fair value put right exercisable during 30 day windows beginning in March 2021, September 2022 and March 2024 that requires Discovery to either purchase all of GoldenTree's interest in the joint venture at fair value or participate in an initial public offering for the joint venture. GoldenTree's 32.5% noncontrolling interest in the joint venture is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. The opening balance sheet value recognized for the redeemable noncontrolling interest upon closing was $82 million, based on GoldenTree's ownership interest in the book value of Velocity and fair value of GoldenTree's contribution. The balance was subsequently increased by $38 million to adjust the redemption value to fair value of $120 million. (See Note 8.)
Other
On March 2, 2018, the Company acquired a sports broadcaster in Turkey for $5 million. On September 1, 2017, the Company exercised its call right for the remaining outstanding equity in an equity method investment in a FTA company in Poland for $4 million. The operations of these entities were consolidated upon their acquisition dates.
Pro Forma Financial Information
The following unaudited pro forma information has been presented as if the Scripps Networks, OWN and VTEN transactions ("the Transactions") occurred on January 1, 2017. The information is based on the historical results of operations of the acquired businesses, adjusted for:

1.
The allocation of purchase price and related adjustments, including adjustments to amortization expense related to the fair value of intangible assets acquired and the recognition of the noncontrolling interests;

2.	Impacts of debt financing, including interest for debt issued and amortization associated with the fair value adjustments of debt assumed;

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	The exclusion of acquisition-related costs incurred during the three months ended March 31, 2018 and allocation of all acquisition-related costs to the three months ended March 31, 2017.

4.	Associated tax-related impacts of adjustments; and

5.	Changes to align accounting policies
The pro forma results do not necessarily represent what would have occurred if the Transactions had taken place on January 1, 2017, nor do they represent the results that may occur in the future.
The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis (in millions).

	Pro Forma Combined
	Three Months Ended March 31,
	2018	2017
Revenues	$2,930	$2,569
Net income available to Discovery, Inc.	$107	$171
Net income per share - basic	$0.10	$0.20
Net income per share - diluted	$0.10	$0.20
Impact of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents their revenue and earnings as reported within the consolidated financial statements for the three months ended March 31, 2018 (in millions).

Three Months Ended March 31, 2018
Revenues:
Distribution	$108
Advertising	244
Other	28
Total revenues	$380
Net income	$(50)
Dispositions
Education Business Held for Sale
On April 30, 2018, the Company sold an 87.5% controlling equity stake in its education business to Francisco Partners for cash of $120 million subject to working capital adjustments. No loss occurred upon sale. As of March 31, 2018, the Company determined that the education business met the held for sale criteria, as defined in GAAP. Given the relative size of the carrying amounts of the assets and liabilities of the education business, the Company has elected to disclose these amounts in this footnote in lieu of disclosure on the balance sheet. As of March 31, 2018, the carrying amounts of assets and liabilities of the education business were $129 million and $80 million, respectively. The disposal will not meet the definition of discontinued operations, because the disposition does not represent a strategic shift that has a significant impact on the Company's operations and consolidated financial results. The Company retained a 12.5% equity interest in the business and will have ongoing license agreements which are considered to be at fair value.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	March 31, 2018	December 31, 2017
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$1,305
Trading securities:
Money market funds	Cash and cash equivalents	39	2,707
Mutual funds	Prepaid expenses and other current assets	237	182
Equity method investments	Equity method investments, including note receivable	1,231	335
Common stock investments with readily determinable fair values	Other noncurrent assets	126	164
Equity investments without readily determinable fair values	Other noncurrent assets	374	295
Total investments		$2,007	$4,988
Money Market Funds, Time Deposits and U.S. Treasury Securities
During 2017, the Company issued $6.8 billion in senior notes to fund the March 6, 2018 acquisition of Scripps Networks. (See Note 2 and Note 6.) A portion of the proceeds were invested in various short-term investments prior to the acquisition of Scripps Networks, and were classified as cash and cash equivalents on the consolidated balance sheet. As of March 31, 2018, the decrease in these funds is the result of funding the Scripps Networks acquisition.
Mutual Funds
Trading securities include investments in mutual funds held in separate trusts, which are owned as part of the Company’s supplemental retirement plans. (See Note 4.)
Equity Method Investments
The Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of March 31, 2018, the Company’s maximum exposure for all its unconsolidated VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $737 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $692 million and $181 million as of March 31, 2018 and December 31, 2017, respectively. The Company recognized its portion of VIE operating results with losses of $11 million and $43 million for the three months ended March 31, 2018 and 2017, respectively.
UKTV
In connection with the acquisition of Scripps Networks, the Company acquired a 50% ownership interest in UKTV, a British multi-channel broadcaster jointly owned with BBC Studios (“BBC”). UKTV was formed on March 26, 1992, through a joint venture arrangement between BBC and Virgin Media Inc. ("VMED"). On August 11, 2011, Scripps Networks acquired VMED's 50% equity interest in UKTV along with a note receivable for debt instruments provided by VMED to UKTV. The Company has determined that UKTV is a VIE as the entity is unable to fund its activities without additional subordinated financial support provided by the note receivable. While the Company and BBC have equal voting rights in the management committee, the governing body of UKTV, power is not shared because BBC holds operational rights related to programming and creative development that significantly impact UKTV’s economic performance. Therefore, Discovery is not the primary beneficiary. The Company determined that its 50% equity interest in UKTV gives the Company the ability to exercise significant influence over the entity's operating and financial policies. Accordingly, the Company accounts for its investment in UKTV using the equity method. As of March 31, 2018, the Company’s investment in UKTV totaled $506 million, including a note receivable of $103 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

nC+
In connection with the acquisition of Scripps Networks, the Company acquired a 32% ownership interest in nC+, a Polish satellite distributor of television content. nC+ is controlled by Group Canal+ S.A, a French broadcaster. The Company applies the equity method of accounting to its 32% investment in nC+ ordinary shares, which provide the ability to exercise significant influence over the operating and financial policies of nC+. The Company's investment in nC+ totaled $299 million as of March 31, 2018.
Renewable Energy Investments
During the three months ended March 31, 2018 and 2017, the Company invested $17 million and $181 million, respectively, in limited liability companies that sponsor renewable energy projects related to solar energy. The Company expects these investments to result in tax benefits, which would reduce the Company's future tax liability, and cash flows from the operations of the investees. These investments are considered VIEs of the Company. The Company accounts for these investments under the equity method of accounting. While the Company possesses rights that allow it to exercise significant influence over the investments, the Company does not have the power to direct the activities that will most significantly impact their economic performance, such as the investee's ability to obtain sufficient customers or control solar panel assets. Once a stipulated return on investment is earned by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company applies the Hypothetical Liquidation at Book Value ("HLBV") methodology for allocating earnings, which is a generally accepted method under the equity method of accounting when a substantive profit sharing arrangement exists.
During the three months ended March 31, 2018 and 2017, the Company recognized $8 million and $83 million, respectively of net losses on renewable energy investments as part of loss from equity investees, net in the consolidated statements of operations. The Company recorded benefits of $2 million and $56 million associated with these investments during the three months ended March 31, 2018 and 2017, respectively, that were recorded as a component of income tax benefit (expense) and operating cash flows. These benefits are comprised of $2 million from the entities' passive losses for the three months ended March 31, 2018 and $31 million from the entities' passive losses and $25 million from investment tax credits for the three months ended March 31, 2017.
The Company accounts for investment tax credits utilizing the flow through method. As of March 31, 2018 and December 31, 2017, the Company's carrying value of renewable energy investments was $105 million and $98 million, respectively. The Company has $3 million of future funding commitments for these investments as of March 31, 2018, which are cancelable under limited circumstances. The Company has concluded that losses incurred on these investments to-date are not indicative of an other-than-temporary impairment due to the nature of these investments. Losses in the early stages of investments in companies that sponsor renewable energy projects are not uncommon, and the Company expects improved performance from these investments in future periods.
Other Equity Method Investments
At March 31, 2018 and December 31, 2017, the Company's other equity method investments included All3Media, a Russian cable television business, Mega TV in Chile and certain joint ventures in Canada. Other equity method investments acquired in conjunction with the Scripps Networks include joint ventures in Canada, and HGTV and Food Network Magazines.
Investor Basis Differential
With the exception of the OWN investment prior to the Company's November 30, 2017 consolidation (see Note 2), UKTV, nC+ and certain investments in renewable energy projects for which we use the HLBV methodology for allocating earnings, the carrying values of the Company’s remaining equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the purchase prices of these investments were attributed to amortizable intangible assets, which are included in their carrying values. Earnings from our equity investees were reduced by amortization of $1 million during the period of March 6, 2018 to March 31, 2018. Amortization that reduces the Company's equity in earnings of equity method investees for future periods is expected to be approximately $180 million.
Summarized Financial Information
The table set forth below presents selected statement of operations financial information for certain investments accounted for under the equity method. Because renewable energy projects discussed above are accounted for under the HLBV equity method of accounting, the Company's equity method losses do not directly correlate with the GAAP results of the investees presented below. The following are selected statement of operations information for each of the three months ended March 31, 2018 and 2017 (in millions).

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2018	2017
Selected statement of operations information:
Revenues	$286	$150
Costs of revenues	201	111
Operating income (loss)	12	(7)
Pre-tax income (loss) from continuing operations before extraordinary items	7	(16)
After-tax net income (loss)	4	(16)
Net income (loss) attributable to the entity	4	(16)
Common stock investments with readily determinable fair value
The Company owns 5 million shares of common stock, or approximately 3%, of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company. Lionsgate operates in the motion picture production and distribution, television programming and syndication, home entertainment and digital distribution business. Upon the adoption of ASU 2016-01, as the shares have a readily determinable fair value and the Company has the intent to retain the investment, the shares are measured at fair value, with realized gains and losses recorded in other expense, net.
The accumulated amounts associated with the components of the Company's common stock investments with readily determinable fair values, which are included in other non-current assets, are summarized in the table below (in millions).

	March 31, 2018	December 31, 2017
Cost	$195	$195
Accumulated change in the value of:
Equity securities recognized in other expense, net	(39)	(1)
Unhedged equity securities recorded in other comprehensive income(a)	—	32
Reclassification of accumulated other comprehensive income to retained earnings(a)	32	—
Other-than-temporary impairment	(62)	(62)
Carrying value	$126	$164
(a) As of January 1, 2018, upon adoption of ASU 2016-01, the Company recorded a transition adjustment to reclassify accumulated other comprehensive income associated with Lionsgate shares in the amount of $32 million pre-tax ($26 million, net of tax) to retained earnings. Previously, amounts were recorded as a component of other comprehensive income.
The Company hedged 50% of the Lionsgate shares with an equity collar (the “Lionsgate Collar”) and pledged those shares as collateral to the derivative counterparty on November 12, 2015. Prior to adoption of ASU 2016-01, when the share price of Lionsgate was within the boundaries of the collar and the hedge had no intrinsic value, the Company recorded the gains or losses on the Lionsgate shares as a component of other comprehensive income (loss). When the share price of the Lionsgate shares was outside the boundaries of the collar and the hedge had intrinsic value, the Company recorded the gains or losses resulting from a change in the fair value of the hedged portion of Lionsgate shares that correspond to the change in intrinsic value of the hedge as a component of other expense, net. Upon adoption of ASU 2016-01, the Lionsgate Collar no longer receives hedge accounting designation. There is no change to the manner in which movements in fair value of the Lionsgate Collar will be reflected in the financial statements as gains and losses will continue to be recorded as a component of other expense, net on the consolidated statements of operations. (See Note 1, Note 4 and Note 7.)
In 2016, the Company determined that the decline in value of equity securities related to its investment in Lionsgate was other-than-temporary in nature and, as such, the cost basis was adjusted to fair value. The impairment determination was based on the sustained decline in the stock price of Lionsgate in relation to the purchase price and the prolonged length of time the fair value of the investment had been less than the carrying value. Based on the other-than-temporary impairment determination, unrealized pre-tax losses of $62 million previously recorded as a component of other comprehensive income (loss) were recognized as an impairment charge that was included as a component of other expense, net for the quarter ended September 30, 2016.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity investments without readily determinable fair values assessed under the measurement alternative
The Company's equity investments without readily determinable fair values assessed under the measurement alternative as of March 31, 2018 primarily include its 42% minority interest in Group Nine Media valued at $212 million. Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, however, this ownership interest has liquidation preferences that do not allow the investment to meet the definition of in-substance common stock. The Company accounts for its ownership interest in Group Nine Media as an equity investment without readily determinable fair values assessed under the measurement alternative. The Company also has similar investments in an educational website, an electric car racing series and certain investments to enhance the Company's digital distribution strategies, such as a $35 million investment in Refinery29. The Company completed its quarterly qualitative assessment and concluded that its equity investments without readily determinable fair values had no indicators that a change in fair value had taken place as of March 31, 2018.
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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2018
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Trading securities:
Money market funds	Cash and cash equivalents	$39	$—	$—	$39
Mutual funds	Prepaid expenses and other current assets	237	—	—	237
AFS securities:
Common stock	Other noncurrent assets	126	—	—	126
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	8	—	8
No hedging designation:(a)
Equity (Lionsgate Collar)	Other noncurrent assets	—	23	—	23
Total		$402	$31	$—	$433
Liabilities
Deferred compensation plan	Accrued liabilities	$245	$—	$—	$245
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	20	—	20
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	19	—	19
Cross-currency swaps	Other noncurrent liabilities	—	145	—	145
No hedging designation:
Cross-currency swaps	Accrued liabilities	—	1	—	1
Cross-currency swaps	Other noncurrent liabilities	—	7	—	7
Total		$245	$192	$—	$437

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$1,305	$—	$1,305
Trading securities:
Money market funds	Cash and cash equivalents	2,707	—	—	2,707
Mutual funds	Prepaid expenses and other current assets	182	—	—	182
Equity investments with readily determinable fair value:(a)
Common stock	Other noncurrent assets	82	—	—	82
Common stock - pledged	Other noncurrent assets	82	—	—	82
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	7	—	7
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	3	—	3
Foreign exchange	Prepaid expenses and other current assets	—	2	—	2
Fair value hedges:(a)
Equity (Lionsgate Collar)	Other noncurrent assets	—	13	—	13
Total		$3,053	$1,330	$—	$4,383
Liabilities
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
(a) Prior to January 1, 2018, and the adoption of ASU 2016-01, the Company applied hedge accounting to the Lionsgate Collar. (See Note 1 and Note 7.)
Cash obtained as a result of the issuance of senior notes to fund a portion of the purchase price of the Scripps Networks acquisition was invested in money market funds, time deposit accounts, U.S. Treasury securities and highly liquid short-term instruments that qualify as cash and cash equivalents. Any accrued interest received after maturity was reinvested into additional short-term instruments. (See Note 3.) The Company values cash and cash equivalents using quoted market prices. As of March 31, 2018, following the acquisition of Scripps Networks, the Company no longer holds these investments as these investments were liquidated and utilized in the acquisition of Scripps Networks.
The fair value of Level 1 trading securities was determined by reference to the quoted market price per share in active markets multiplied by the number of shares held without consideration of transaction costs. (See Note 3.) The fair value of the deferred compensation plan liability was determined based on the fair value of the related investments elected by employees. Changes in the fair value of the investments are offset by changes in the fair value of the deferred compensation obligation. (See Note 3.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Common stock investments represent equity investments with readily determinable fair values. The fair value of Level 1 common stock investments was determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. (See Note 3.) As of January 1, 2018, the Company adopted ASU 2016-01, which eliminates the AFS classification. (See Note 1 and Note 3.)
Derivative financial instruments are comprised of foreign exchange, interest rate, credit and equity contracts. (See Note 7.) The fair value of Level 2 derivative financial instruments was determined using a market-based approach.
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, borrowings under the revolving credit facility and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of March 31, 2018 and December 31, 2017. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $16.9 billion and $14.8 billion as of March 31, 2018 and December 31, 2017, respectively.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	March 31, 2018	December 31, 2017
Produced content rights:
Completed	$5,299	$4,355
In-production	690	442
Coproduced content rights:
Completed	757	745
In-production	65	27
Licensed content rights:
Acquired	1,078	1,070
Prepaid(a)	187	181
Content rights, at cost	8,076	6,820
Accumulated content rights expense	(4,334)	(4,197)
Total content rights, net	3,742	2,623
Current portion	(419)	(410)
Noncurrent portion	$3,323	$2,213
(a) Prepaid licensed content rights includes payments for rights to the Olympic games of $61 million that are reflected as noncurrent content rights and $83 million that are reflected as current content rights assets on the consolidated balance sheet as of March 31, 2018 and December 31, 2017, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	March 31, 2018	December 31, 2017
5.625% Senior notes, semi-annual interest, due August 2019	$411	$411
2.200% Senior notes, semi-annual interest, due September 2019	500	500
Floating rate notes, quarterly interest, due September 2019	400	400
2.750% Senior notes, semi-annual interest, due November 2019	500	—
2.800% Senior notes, semi-annual interest, due June 2020	600	—
5.050% Senior notes, semi-annual interest, due June 2020	789	789
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	370	358
3.300% Senior notes, semi-annual interest, due May 2022	500	500
3.500% Senior notes, semi-annual interest, due June 2022	400	—
2.950% Senior notes, semi-annual interest, due March 2023	1,200	1,200
3.250% Senior notes, semi-annual interest, due April 2023	350	350
3.800% Senior notes, semi-annual interest, due March 2024	450	450
2.500% Senior notes, sterling denominated, annual interest, due September 2024	563	538
3.900% Senior notes, semi-annual interest, due November 2024	500	—
3.450% Senior notes, semi-annual interest, due March 2025	300	300
3.950% Senior notes, semi-annual interest, due June 2025	500	—
4.900% Senior notes, semi-annual interest, due March 2026	700	700
1.900% Senior notes, euro denominated, annual interest, due March 2027	739	717
3.950% Senior notes, semi-annual interest, due March 2028	1,700	1,700
5.000% Senior notes, semi-annual interest, due September 2037	1,250	1,250
6.350% Senior notes, semi-annual interest, due June 2040	850	850
4.950% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	1,250
Term loans	2,000	—
Revolving credit facility	425	425
Program financing line of credit	22	—
Capital lease obligations	244	225
Total debt	19,513	14,913
Unamortized discount, premium and debt issuance costs, net	(146)	(128)
Debt, net of unamortized discount, premium and debt issuance costs	19,367	14,785
Current portion of debt	(153)	(30)
Noncurrent portion of debt	$19,214	$14,755
Senior Notes
In connection with the acquisition of Scripps Networks on March 6, 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes"). As part of accounting for the acquisition of Scripps Networks, the Scripps Networks Senior Notes were adjusted to fair value using observable trades as of the acquisition date. (See Note 2.) The fair value adjustment resulted in an opening balance sheet carrying value that is $19 million less than the face amount of the senior notes. This difference will be amortized to interest expense until maturity.
On April 3, 2018, pursuant to the Offering Memorandum and Consent Solicitation Statement to Exchange dated March 5, 2018, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, completed the exchange of $2.3 billion aggregate principal amount of Scripps Networks Senior Notes, for equivalent $2.3 billion aggregate principal amount

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.750% senior notes due 2019 (the "2019 Notes"), 2.800% senior notes due 2020 (the "2020 Notes"), 3.500% senior notes due 2022 (the "2022 Notes"), 3.900% senior notes due 2024 (the "2024 Notes") and 3.950% senior notes due 2025. Interest on the 2019 Notes and the 2024 Notes is payable semi-annually in arrears on May 15 and November 15 of each year beginning on May 15, 2018. Interest on the 2020 Notes, the 2022 Notes and the 2025 Notes is payable semi-annually in arrears on June 15 and December 15 of each year commencing on June 15, 2018. In connection with this transaction, Scripps Networks Interactive, Inc., a wholly-owned subsidiary of the Company, fully and unconditionally guaranteed these senior notes (See Note 21.) These notes are unsecured and rank equally in right of payment with all of DCL’s other unsecured senior indebtedness. The exchange will be accounted for as a debt modification and therefore all third-party issuance costs will be expensed as incurred. The unexchanged Scripps Networks Senior Notes with an aggregate principal balance of $243 million will lose certain covenants or guarantees.
On September 21, 2017, DCL issued $500 million principal amount of 2.200% senior notes due 2019, $1.20 billion principal amount of 2.950% senior notes due 2023, $1.70 billion principal amount of 3.950% senior notes due 2028, $1.25 billion principal amount of 5.000% senior notes due 2037, $1.25 billion principal amount of 5.200% senior notes due 2047 (collectively, the “Senior Fixed Rate Notes”) and $400 million principal amount of floating rate senior notes due 2019 (the “Senior Floating Rate Notes” and, together with the Senior Fixed Rate Notes, the “USD Notes”). Interest on the Senior Fixed Rate Notes is payable on March 20 and September 20 of each year. Interest on the Senior Floating Rate Notes is payable on March 20, June 20, September 20 and December 20 of each year. The USD Notes are fully and unconditionally guaranteed by the Company. On September 21, 2017, DCL also issued £400 million principal amount ($540 million at issuance based on the exchange rate of $1.35 per pound at September 21, 2017) of 2.500% senior notes due 2024 (the “Sterling Notes”). Interest on the Sterling Notes is payable on September 20 of each year, beginning September 20, 2018. The proceeds received by DCL from the USD Notes and the Sterling Notes were net of a $11 million issuance discount and $57 million of debt issuance costs.
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
DCL used the proceeds from the offerings of the 2017 USD Notes and the 2016 USD Notes to repurchase $600 million aggregate principal amount of DCL's 5.050% senior notes due 2020 and 5.625% senior notes due 2019 in a cash tender offer. The repurchase resulted in a pretax loss on extinguishment of debt of $54 million for the three months ended March 31, 2017, which is presented as a separate line item on the Company's consolidated statements of operations and recognized as a component of financing cash outflows on the consolidated statements of cash flows. The loss included $50 million for premiums to par value, $2 million of non-cash write-offs of unamortized deferred financing costs, $1 million for the write-off of the original issue discount of these senior notes and $1 million accrued for other third-party fees.
With the exception of the $2.5 billion of Scripps Networks Senior Notes acquired in conjunction with the acquisition of Scripps Networks, as of March 31, 2018, the remaining senior notes are fully and unconditionally guaranteed by the Company.
Term Loans
On August 11, 2017, DCL entered into a three-year delayed draw tranche and a five-year delayed draw tranche unsecured term loan credit facility (the "Term Loans"), each with a principal amount of up to $1 billion. The term of each delayed draw loan commenced on March 6, 2018 when Discovery used these funds to finance a portion of the Scripps Networks acquisition. The Term Loans' interest rates are based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company paid a commitment fee of 20 basis points per annum for each loan, based on its then-current credit rating, beginning September 28, 2017 through March 6, 2018. As of March 31, 2018, the Company had an outstanding balance of $2 billion under the Term Loan.
Revolving Credit Facility
On August 11, 2017, DCL amended its $2.0 billion revolving credit facility to allow DCL and certain designated foreign subsidiaries of DCL to borrow up to $2.5 billion, including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for Euro-denominated swing line loans. Borrowing capacity under this credit facility is reduced by any outstanding borrowings under the commercial paper program. There were no outstanding borrowings of commercial paper for the periods ended March 31, 2018 and December 31, 2017. The revolving credit facility agreement amendment extends the maturity date from February 4, 2021 to August 11, 2022. The original agreement includes the option for up to two additional 364-day renewal periods.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. In addition to the change in the revolver's capacity, on August 11, 2017, the financial covenants were modified to increase the maximum consolidated leverage ratio financial covenant to 5.50 to 1.00, with step-downs to 5.00 to 1.00 and to 4.50 to 1.00, one year and two years after the closing of the Scripps Networks acquisition, respectively. As of March 31, 2018, the Company's subsidiary, DCL, was in compliance with all covenants and there were no events of default under the revolving credit facility.
As of March 31, 2018, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $425 million at a weighted average interest rate of 3.14%. As of December 31, 2017, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $425 million at a weighted average interest rate of 2.69%. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For U.S. dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company may also borrow in foreign currencies under the credit facility, at an interest rate based on adjusted LIBOR, plus a margin. The current margins are 1.30% and 0.30%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. The Company had no borrowings under the credit facility in foreign currencies as of March 31, 2018 or December 31, 2017. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.20% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
Program Financing Line of Credit
On January 12, 2018, the Company entered into a secured line of credit for an aggregate principal amount of $26 million to finance content production costs. Interest rates on this line of credit are based on the Company’s option to elect either an adjusted LIBOR or a variable prime rate. Interest on the outstanding balance is due quarterly commencing on October 15, 2018 with a final payment due on October 15, 2020. As of March 31, 2018, the Company has an outstanding balance of $22 million.
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
Unsettled derivative contracts are recorded at their gross fair values on the consolidated balance sheets. (See Note 4.) The portion of the fair value that represents cash flows occurring within one year are classified as current, and the portion related to cash flows occurring beyond one year are classified as noncurrent. Gains and losses on the effective portions of designated cash flow and net investment hedges are initially recognized as components of accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the statements of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings. The ineffective portion of any previous gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets are reclassified immediately to other expense, net on the consolidated statements of operations. The Company recorded gains and losses for instruments that receive no hedging designation, as a component of other expense, net on the consolidated statements of operations. The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows of the hedged item.
Effective January 1, 2018, upon adoption of ASU 2016-01, the Company no longer applies hedge accounting to the Lionsgate Collar. There is no change to the manner in which the Company accounts for the collar as movements in fair value of the collar will continue to be recorded as a component of other expense, net on the consolidated statements of operations. (See Note 1 and Note 4.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of March 31, 2018 and December 31, 2017.

	March 31, 2018					December 31, 2017
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$806	$8	$—	$20	$—	$817	$7	$—	$12	$—
Net investment hedges:(a)
Cross-currency swaps	1,737	—	—	19	145	1,708	—	3	13	98
Foreign exchange	—	—	—	—	—	303	2	—	8	—
Fair value hedges:
Equity (Lionsgate collar)(b)	—	—	—	—	—	97	—	13	—	—
No hedging designation:
Interest rate swaps	25	—	—	—	—	25	—	—	—	—
Cross-currency swaps	64	—	—	1	7	64	—	—	—	6
Equity (Lionsgate collar)(b)	97	—	23	—	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	665	—	—	—	1
Total		$8	$23	$40	$152		$9	$16	$33	$105
(a) Excludes £400 million of sterling notes ($563 million equivalent at March 31, 2018) designated as a net investment hedge. (See Note 6.)
(b) Effective January 1, 2018, upon adoption of ASU 2016-01, the Lionsgate Collar no longer receives the hedge accounting designation. (See Note 1 and Note 4.)
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended March 31,
	2018	2017
Losses recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(10)	$(13)
Gains (losses) reclassified into income from accumulated other comprehensive loss (effective portion):
Foreign exchange - distribution revenue	—	(3)
Foreign exchange - advertising revenue	1	—
Foreign exchange - costs of revenues	(4)	4
Interest rate - interest expense	—	(1)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If current fair values of designated cash flow hedges as of March 31, 2018 remained static over the next twelve months, the Company would reclassify $13 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months.
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions).

	Three Months Ended March 31,
	2018	2017
Currency translation adjustments:
Cross-currency swaps - changes in fair value	$(56)	$(9)
Cross-currency swaps - interest settlements	7	5
Foreign exchange - changes in fair value	(1)	—
Sterling Notes - changes in foreign exchange rates	(25)	—
Total other comprehensive loss	$(75)	$(4)
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). Upon adoption of ASU 2016-01 on January 1, 2018, the Company no longer designated any of its derivatives as fair value hedges. As a result, there was no activity related to derivatives designated as fair value hedges for the three months ended March 31, 2018. There were no amounts of ineffectiveness recognized on fair value hedges for the three months ended March 31, 2017.

Three Months Ended March 31, 2017
Gains on changes in fair value of hedged AFS	$—
Gains on changes in the intrinsic value of equity contracts	—
Fair value of equity contracts excluded from effectiveness assessment	(2)
Total in other expense, net	$(2)
The following table presents the pretax impact of derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Three Months Ended March 31,
	2018	2017
Cross-currency swaps	$(4)	$(1)
Credit contracts	(1)	—
Equity	10	—
Total in other expense, net	$5	$(1)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. REDEEMABLE NONCONTROLLING INTERESTS
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended March 31,
	2018	2017
Beginning balance	$413	$243
Cash distributions to redeemable noncontrolling interests	(2)	(3)
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	6	6
Other comprehensive income attributable to redeemable noncontrolling interests	—	1
Currency translation on redemption values	2	1
Retained earnings adjustments:
Adjustments of redemption values to the floor	—	1
Ending balance	$419	$249
Redeemable noncontrolling interests consist of the arrangements described below:
In connection with its non-controlling interest in OWN, Harpo has the right to require the Company to purchase its remaining non-controlling interest during 90-day windows beginning on July 1, 2018 and every two and a half years thereafter through January 1, 2026. As OWN’s put right is outside the control of the Company, OWN’s noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. As of March 31, 2018, the Company recorded $56 million for the redeemable noncontrolling interest in equity associated with the value of OWN. (See Note 2.)
In connection with the joint venture created between Discovery and GoldenTree on September 25, 2017, GoldenTree acquired a put right exercisable during 30-day windows beginning in March 2021, September 2022 and March 2024 that requires Discovery to either purchase all of GoldenTree's 32.5% interest in the joint venture at fair value or participate in an initial public offering for the joint venture. As the put right is outside of the Company's control, GoldenTree's 32.5% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. As of March 31, 2018, the Company recorded a redeemable noncontrolling interest of $82 million and an adjustment to redemption value of $38 million for VTEN's put right. (See Note 2.)
In connection with its non-controlling interest in Discovery Family, Hasbro Inc. ("Hasbro") has the right to put the entirety of its remaining 40% non-controlling interest to the Company for one year after December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is generally a function of the then-current fair market value of the redeemable noncontrolling interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. As of March 31, 2018, the Company recorded $215 million for the redeemable noncontrolling interest in equity of Discovery Family.
In connection with its non-controlling interest in Discovery Japan, Jupiter Telecommunications Co., Ltd ("J:COM") has the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. As amended, through January 10, 2018, the redemption value is the January 10, 2013, fair value denominated in Japanese yen; thereafter, as chosen by J:COM, the redemption value is the then-current fair value or the January 10, 2013, fair value denominated in Japanese yen. As of March 31, 2018, the Company recorded $28 million for the redeemable noncontrolling interest in equity of Discovery Japan. Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive income (loss); however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. EQUITY
Common Stock Issued in Connection with Scripps Networks Acquisition
On March 6, 2018, the Company issued 139 million shares of Series C common stock as part of the consideration paid for the acquisition of Scripps Networks, inclusive of the conversion of 1 million Scripps Networks share-based compensation awards. (See Note 2.)
Repurchase Programs
Common Stock
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
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. As of March 31, 2018, the Company had repurchased over the life of the program 3 million and 164 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $6.6 billion, respectively. The table below presents a summary of common stock repurchases (in millions).

	Three Months Ended March 31,
	2018	2017
Series C Common Stock:
Shares repurchased	—	5.2
Purchase price	$—	$140
Convertible Preferred Stock and Preferred Stock Modification
The Company has two series of preferred stock authorized, issued and outstanding as of March 31, 2018: Series A-1 convertible preferred stock and Series C-1 convertible preferred stock. There are 8 million shares authorized for Series A-1 convertible preferred stock and 6 million shares authorized for Series C-1 convertible preferred stock.
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
Prior to the Exchange each share of Series A preferred stock was convertible into one share of Series A common stock and one share of Series C common stock (referred to as the “embedded Series C common stock”). Through its ownership of the Series A convertible preferred stock, Advance/Newhouse had the right to elect three directors (the “preferred directors”) and maintained special voting rights on certain matters, including but not limited to blocking rights for material acquisitions, the issuance of debt securities and the issuance of equity securities (collectively, the “preferred rights”). Additionally, Advance/Newhouse was subject to certain transfer restrictions with respect to its governance rights. Prior to the Exchange, the Series C convertible preferred stock was considered the economic equivalent of Series C common stock.
Following the Exchange, shares of Series A-1 preferred stock and Series C-1 preferred stock are convertible into Series A common stock and Series C common stock, respectively. The aforementioned preferred rights and transfer restrictions are retained as features of the Series A-1 preferred stock, and holders of Series A-1 preferred stock are now subject to a right of first offer in

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

favor of Discovery should Advance/Newhouse desire to sell 80% or more of the Series A-1 shares in a “Permitted Transfer” (as defined in the Discovery charter). Following the Exchange, Series C-1 convertible preferred stock is considered the economic equivalent of Series C common stock and is subject to certain transfer restrictions.
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
As of March 31, 2018, all outstanding shares of Series A-1 and Series C-1 convertible preferred stock were held by Advance/Newhouse. Consistent with the terms of the arrangement prior to the Exchange, holders of Series A-1 and Series C-1 convertible preferred stock have equal rights, powers and privileges, except as otherwise noted. Except for the election of common stock directors, the holders of Series A-1 convertible preferred stock are entitled to vote on matters to which holders of Series A and Series B common stock are entitled to vote, and holders of Series C-1 convertible preferred stock are entitled to vote on matters to which holders of Series C common stock, which is generally non-voting, are entitled to vote pursuant to Delaware law. Series A-1 convertible preferred stockholders vote on an as converted to common stock basis together with the Series A and Series B common stockholders as a single class on all matters except the election of directors.
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
Preferred Stock Conversion and Repurchases
Prior to the Exchange, the Company had an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into Series C common stock based on the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced common stock repurchase program. The repurchase transactions are recorded as a decrease in par value of preferred stock and retained earnings upon settlement as there is no remaining additional paid-in capital ("APIC") for this class of stock and the shares are retired upon repurchase. The Advance/Newhouse repurchase agreement was amended on August 7, 2017 to conform the terms of the previous agreement, as detailed above, to the conversion ratio of the newly issued Series C-1 convertible preferred stock.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of Series C and Series C-1 convertible preferred stock repurchases made under the repurchase agreement (in millions).

	Three Months Ended March 31,
	2018	2017
Series C Convertible Preferred Stock:
Shares repurchased	—	1.2
Purchase price	$—	$60
Series C-1 Convertible Preferred Stock:
Shares repurchased	—	—
Purchase price	$—	$—
There are no planned repurchases of Series C-1 convertible preferred stock for the second quarter of 2018, and there were no repurchases of Series C common stock during the three months ended March 31, 2018.
Stock Repurchases
As of March 31, 2018, total shares repurchased, on a split-adjusted and as-converted basis, under these programs were 33% of the Company's outstanding shares on a fully-diluted basis since the repurchase programs were authorized.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Comprehensive Income (Loss)
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses)
Foreign currency	$71	$7	$78	$71	$1	$72
Net investment hedges	(75)	—	(75)	(4)	—	(4)
Total currency translation adjustments	(4)	7	3	67	1	68

AFS adjustments:(a)
Unrealized losses	—	—	—	(1)	—	(1)
Total equity investment adjustments	—	—	—	(1)	—	(1)

Derivative adjustments:
Unrealized (losses) gains	(10)	3	(7)	(13)	5	(8)
Reclassifications:
Distribution revenue	—	—	—	3	(1)	2
Advertising revenue	(1)	—	(1)	—	—	—
Costs of revenues	4	(1)	3	(4)	1	(3)
Interest expense	—	—	—	1	—	1
Total derivative adjustments	(7)	2	(5)	(13)	5	(8)
Other comprehensive (loss) income	$(11)	$9	$(2)	$53	$6	$59
(a) Effective January 1, 2018, upon adoption of ASU 2016-01, unrealized gains and losses on equity investments with readily determinable fair values are recorded in other expense, net. The Company recorded a transition adjustment to reclassify prior period amounts in other comprehensive income to retained earnings. (See Note 1 and Note 3.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended March 31, 2018
	Currency Translation	AFS(a)	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(615)	$26	$4	$(585)
Other comprehensive income (loss) before reclassifications	3	—	(7)	(4)
Reclassifications from accumulated other comprehensive loss to net income	—	—	2	2
Other comprehensive income (loss)	3	—	(5)	(2)
Reclassifications to retained earnings resulting from the adoption of ASU 2016-01	—	(26)	—	(26)
Ending balance	$(612)	$—	$(1)	$(613)

	Three Months Ended March 31, 2017
	Currency Translation	AFS(a)	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(797)	$11	$24	$(762)
Other comprehensive income (loss)	68	(1)	(8)	59
Other comprehensive income attributable to redeemable noncontrolling interests	(1)	—	—	(1)
Ending balance	$(730)	$10	$16	$(704)
(a) Effective January 1, 2018, unrealized gains and losses on equity investments with readily determinable fair values are recorded in other expense, net. (See Note 1 and Note 3.)
NOTE 10. NONCONTROLLING INTEREST
In conjunction with the acquisition of Scripps Networks, the Company acquired a controlling interest in the TV Food Network Partnership ("the Partnership"), which is jointly owned with Tribune Media Company (the "Tribune Company"). Food Network and Cooking Channel are operated and organized under the terms of the Partnership. The Company holds 80% of the voting interest and 68.7% of the economic interest in the Partnership. Under the terms of the Partnership, the Partnership has a dissolution date of December 31, 2020. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests. Ownership interests attributable to the Tribune Company are presented as noncontrolling interests on the Company's consolidated financial statements. Under the terms of the Partnership, Tribune Company cannot force a redemption outside of the Company's control. As such, the noncontrolling interests are reflected as a component of permanent equity in the Company's consolidated financial statements.
NOTE 11. REVENUES
The Company generates revenues principally from: (i) distribution revenues for fees charged to distributors of its network content, which include cable, direct-to-home ("DTH") satellite, telecommunications and digital service providers and bundled long-term content arrangements, (ii) advertising revenue for advertising sold on its television networks, and websites and (iii) other revenue related to several items including: (a) production studios content development and services, (b) affiliate and advertising sales representation services and (c) the licensing of the Company's brands for consumer products.
Revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration we expect to receive in exchange for those services or goods. Revenues do not include taxes collected from

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

customers on behalf of taxing authorities such as sales tax and value-added tax. However, certain revenues include taxes that customers pay to taxing authorities on the Company’s behalf, such as foreign withholding tax. Revenue recognition for each source of revenue is also based on the following policies.
Distribution
Cable operators, DTH satellite operators and telecommunications service providers typically pay a per-subscriber fee for the right to distribute the Company’s programming under the terms of distribution contracts. The majority of the Company’s distribution fees are collected monthly throughout the year and distribution revenue is recognized over the term of the contracts based on contracted programming rates and reported subscriber levels. The amount of distribution fees due to the Company is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In these cases, the Company estimates the number of subscribers receiving the Company’s programming. Historical adjustments to recorded estimates have not been material. Distribution revenue from fixed-fee contracts is recognized over the contract term based on the continuous delivery of the content to the affiliate. Any monetary incentives provided to distributors are recognized as a reduction of revenue over the service term.
Revenues associated with digital distribution arrangements are recognized when the Company transfers control of the content and the rights to distribute the content to the customer.
Delivery of linear feeds and digital direct-to-consumer products, such as video on demand (“VOD”) are considered distinct performance obligations. The Company recognizes revenue for contracts that include linear feeds and VOD as royalties are earned, as these performance obligations are delivered simultaneously. The VOD offerings generally match the programs that are airing on the linear network.
Advertising
Advertising revenues are principally generated from the sale of bundled commercial time on linear and digital platforms. A substantial portion of the advertising contracts in the U.S. and certain international markets guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. Revenues are recognized based on the audience level delivered multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered. Audience guarantees are initially developed internally based on planned programming, historical audience levels, the success of pilot programs, and market trends. Invoiced advertising revenue receivables may exceed the value of the audience delivery, resulting in deferred revenue balances. Revenues are deferred until the guaranteed audience level is delivered or the rights associated with the guarantee lapse. Actual audience and delivery information is published by independent ratings services. In certain instances, the independent ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue are based upon the Company’s estimates of the audience level delivered. Historical adjustments to recorded estimates have not been material.
For contracts without an audience guarantee, advertising revenues are recognized as each spot airs. Advertising revenues from digital platforms are recognized as impressions are delivered or the services are performed.
The airing of a campaign of advertising spots with a guaranteed audience level is considered a single, distinct performance obligation. The airing of individual spots without a guaranteed audience level are each distinct, individual performance obligations. The Company allocates the consideration to each spot based on their standalone selling prices.
Other
Revenue for curriculum-based services is recognized ratably over the contract term as service is provided. Royalties from brand licensing arrangements are earned as products are sold by the licensee. License fees from the sublicensing of sports rights are recognized when the rights become available for airing. Revenue from the production studios segment is recognized when the content is delivered and available for airing by the customer.
Multiple Performance Obligations
Contracts with customers may include multiple distinct performance obligations. For example, distribution contracts may include VOD and digital direct-to-consumer products in addition to the linear feed delivery. Advertising contracts may include sponsorship, production, or product integration in addition to the airing of spots and the satisfaction of an audience guarantee. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price, which is determined based on the cost plus an expected margin. In the case of VOD and linear feed, performance obligations satisfaction occurs at the same time. Therefore, any transaction price allocated to the VOD performance obligation would be recognized using the same pattern of recognition as the linear feed.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Revenue
Deferred revenue consists of cash received for television advertising for which the guaranteed viewership has not been provided, product licensing arrangements in which fee collections are in excess of the license value provided, advanced fees received related to the sublicensing of Olympic rights and advanced billings to subscribers for access to the Company’s curriculum-based streaming services. The amounts classified as current are expected to be earned within the next year.
Payment terms vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.
Revenue Recognition
The following table presents the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended March 31, 2018
	U.S. Networks	International Networks	Education and Other	Corporate and inter-segment
Revenues:
Distribution	$514	$537	$—	$—
Advertising	627	385	—	—
Other	33	176	35	—
Total revenues	$1,174	$1,098	$35	$—

	Three Months Ended March 31, 2017
	U.S. Networks	International Networks	Education and Other	Corporate and inter-segment
Revenues:
Distribution	$408	$447	$—	$—
Advertising	405	282	—	—
Other	16	18	37	—
Total revenues	$829	$747	$37	$—
Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows for the application of a practical expedient instead of estimating incremental royalty contract revenue. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $2.1 billion as of March 31, 2018, and is expected to be recognized over the next 10 years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $559 million as of March 31, 2018, and is expected to be recognized over the next five years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $114 million as of March 31, 2018, and is expected to be recognized over the next five years.
Contract Balances
A receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. A contract liability, deferred revenue, is recorded when cash is received in advance of performing services. The following table presents (in millions) the Company’s opening and closing balances of the receivables and deferred revenues, as well as activity since the beginning of the period.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2017	Additions	Reductions	Foreign Currency	March 31, 2018
Accounts receivable	$1,838	2,981	(2,163)	(2)	$2,654
Deferred revenues	$363	357	(303)	(6)	$411

	December 31, 2016	Additions	Reductions	Foreign Currency	March 31, 2017
Accounts receivable	$1,495	1,613	(1,563)	15	$1,560
Deferred revenues	$285	191	(218)	30	$288
Practical Expedients and Exemptions
With the exception of commissions related to certain education products, sales commissions are generally expensed as incurred because contracts for which the sales commission are generated are one year or less or are not material. Sales commissions are recorded as a component of cost of revenues on the consolidated statements of operations. The financing component of content licensing arrangements is not capitalized because the period between delivery of the license and customer payment is one year or less or is not material.
The value of unsatisfied performance obligations is not disclosed for: (i) contracts involving variable consideration for which revenues are recognized in accordance with the usage-based royalty exception, and (ii) contracts with an original expected length of one year or less.
NOTE 12. SHARE-BASED PAYMENTS
The Company has various incentive plans under which stock options, time-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and stock appreciation rights ("SARs") have been issued. During the three months ended March 31, 2018, the vesting and service requirements of share-based awards granted were consistent with the arrangements disclosed in the 2017 Form 10-K.
The table below presents the components of share-based compensation expense (in millions).

	Three Months Ended March 31,
	2018	2017
PRSUs	$2	$9
RSUs	7	6
Stock options	5	3
SARs	1	3
Total share-based compensation expense	$15	$21
Tax benefit recognized	$3	$8
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

	March 31, 2018	December 31, 2017
Current portion of liability-classified awards:
PRSUs	$16	$12
SARs	2	—
Non-current portion of liability-classified awards:
PRSUs	9	32
SARs	2	3
Total liability-classified share-based compensation award liability	$29	$47

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents award activity (in millions, except weighted-average grant price) for PRSUs, RSUs and SARs.

	Three Months Ended March 31, 2018
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.6	$24.06
RSUs(a)	6.3	$11.58
SARs	3.7	$22.37
Awards converted or settled:
PRSUs	1.1	$40.23
RSUs	1.2	$26.75
SARs	—	$—

(a) RSU awards granted during the three months ended March 31, 2018 include 3.4 million awards granted to Scripps Networks employees following the acquisition of Scripps Networks at a grant price of $1.00 per share.
The table below presents stock option activity (in millions, except weighted-average exercise price).

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2017	12.3	$27.46
Granted(a)	4.2	$21.11
Exercised	(2.5)	$16.21
Forfeited/cancelled	(0.2)	$30.97
Outstanding as of March 31, 2018	13.8

(a) Stock options granted during the three months ended March 31, 2018 include 2 million awards granted in connection with the acquisition of Scripps Networks.
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of March 31, 2018 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
RSUs	$104	2.31
PRSUs	28	1.74
Stock options	45	2.50
SARs	15	1.82
Total unrecognized compensation cost	$192
NOTE 13. EMPLOYEE BENEFIT PLANS
The Company has defined contribution and other savings plans for the benefit of its employees that meet eligibility requirements.
As a result of the acquisition of Scripps Networks on March 6, 2018, the Company assumed employee defined benefit plans previously sponsored by Scripps Networks: (i) qualified defined benefit pension plan ("Pension Plan") that covers certain U.S.-based employees and (ii) non-qualified unfunded Supplemental Executive Retirement Plan ("SERP"), which in addition to the Pension Plan provides defined pension benefits to eligible executives.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pension Plan and SERP
Expense recognized in relation to the Pension Plan and SERP is based upon actuarial valuations. Inherent in those valuations are key assumptions including discount rates and, where applicable, expected returns on assets and projected future salary rates. Benefits are generally based on the employee’s compensation and years of service. As of December 31, 2009, no additional service benefits have been earned by participants under the Pension Plan. The amount of eligible compensation that is used to calculate a plan participant’s pension benefit includes compensation earned by the employee through December 31, 2019, after which time all plan participants will have a frozen pension benefit.
As of March 6, 2018, the date of the acquisition of Scripps Networks, based upon a preliminary valuation, the funded status of the Pension Plan and SERP was $36 million and $62 million, respectively. The funded status represents a benefit obligation of $96 million less the fair value of the plan assets of $60 million for the Pension Plan, and a benefit obligation of $62 million for the SERP. Plan assets consist of a mix of U.S. and non-U.S. equity securities, fixed income securities and alternative investment funds.
The following table presents the components of the net periodic pension cost for the Pension Plan and SERP in millions.

	Three Months ended March 31, 2018
	Pension Plan	SERP
Interest cost	$0.3	$0.1
Expected return on plan assets, net of expenses	(0.4)	—
Net periodic pension cost	$(0.1)	$0.1
Following the acquisition of Scripps Networks, the Company made no contributions and no benefit payments to the Pension Plan or SERP. During the remainder of 2018, the Company anticipates contributing $3 million to fund the Pension Plan and making $35 million in SERP benefit payments.
Assumptions used in determining the Pension Plan and SERP expense, following the acquisition of Scripps Networks, were as follows.

	Three Months ended March 31, 2018
	Pension Plan	SERP
Discount rate	3.70%	3.41%
Long-term rate of return on plan assets	7.50%	N/A
Rate of compensation increases	3.56%	3.21%

Assumption	Description
Discount rate	Based on a bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans.
Long-term rate of return on plan assets
Based on the weighted-average expected rate of return and capital market forecasts for each asset class employed and also considers our historical compounded return on plan assets for 10 and 15 year periods.

Increase in compensation levels	Based on actual past experience and the near-term outlook.
Mortality	RP 2014 mortality tables adjusted and projected using the scale MP-2017 mortality improvement rates.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 14. INCOME TAXES
The following table reconciles the U.S. federal statutory income tax rate to the Company's effective income tax rate.

	Three Months Ended March 31,
	2018		2017
U.S. federal statutory income tax provision	$4	21%	$(96)	35%
State and local income taxes, net of federal tax benefit	7	44%	(4)	2%
Effect of foreign operations	(4)	(21)%	15	(6)%
Domestic production activity deductions	—	—%	8	(3)%
Change in uncertain tax positions	—	(2)%	—	—%
Renewable energy investments tax credits (See Note 3)	—	(1)%	25	(9)%
U.S. legislative changes	19	109%	—	—%
Other, net	(6)	(32)%	(3)	1%
Income tax benefit (expense)	$20	118%	$(55)	20%
On December 22, 2017, new federal tax reform legislation ("TCJA") was enacted in the United States, resulting in significant changes from previous tax law. The TCJA revised the U.S. corporate income tax most significantly for Discovery by lowering the statutory corporate tax rate from 35% to 21% and reinstating bonus depreciation that will allow for full expensing of qualified property, for property placed in service before 2023, including qualified film such as content produced by the Company. The TCJA also eliminated or significantly amended certain deductions (interest, domestic production activities deduction and executive compensation). The TCJA fundamentally changed taxation of multinational entities by moving from a system of worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime with current taxation of certain foreign income. Included in the international provisions was the enactment of a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion and promote U.S. production. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S.
Based on our preliminary assessment of the TCJA impact, we recognized a one-time, provisional net tax benefit of $44 million in the fourth quarter of 2017 related to: the deemed repatriation tax on post-1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Our 2017 US federal income tax return will not be finalized until later in 2018, and while historically this process has resulted in offsetting changes in estimates in current and deferred taxes for items which are timing related, the reduction of the US tax rate will result in adjustments to our income tax provision when recorded. Given the substantial changes to the Internal Revenue Code as a result of the TCJA, our estimated financial impacts are subject to further analysis, interpretation and clarification of the new law, which could result in changes to our estimates in future quarters in 2018. We did not make an adjustment during the first quarter of 2018 to our provisional estimate recognized in 2017. However, adjustments may be required in future periods.
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
The Company's reserves for uncertain tax positions as of March 31, 2018 and December 31, 2017 totaled $379 million and $189 million, respectively. The uncertain tax positions balance as of March 31, 2018 includes $188 million carried over from Scripps Networks upon the acquisition. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $69 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of March 31, 2018 and December 31, 2017, the Company had accrued approximately $53 million and $21 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The interest and penalties payable balance as of March 31, 2018 includes $32 million carried over from Scripps Networks' financial information upon the acquisition. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 15. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock and the Series C-1 convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as-converted basis with respect to income available to Discovery, Inc.
Pursuant to the Exchange Agreement with Advance/Newhouse, Discovery issued newly designated shares of Series A-1 and Series C-1 preferred stock in exchange for all outstanding shares of Discovery's Series A and Series C convertible participating preferred stock. (See Note 9.) The Exchange is treated as a reverse stock split and the Company has recast historical basic and diluted earnings per share available to Series C-1 preferred stockholders (previously Series C preferred stockholders). Prior to the Exchange, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each shares of Series C convertible preferred stock. Following the exchange, the Series C-1 preferred stock may be converted into Series C common stock at a conversion rate of 19.3648 shares of Series C common stock for each share of Series C-1 preferred stock. As such, the Company has retrospectively restated basic and diluted earnings per share information for Discovery's Series C-1 preferred stock for the three months ended March 31, 2017. The Exchange did not impact historical basic and diluted earnings per share attributable to the Company's Series A, B and C common stockholders.
The table below sets forth the computation for (loss) income allocated to Discovery, Inc. stockholders (in millions).

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$3	$221
Less:
Allocation of undistributed loss (income) to Series A-1 convertible preferred stock	1	(26)
Net income attributable to noncontrolling interests	(5)	—
Net income attributable to redeemable noncontrolling interests	(6)	(6)
Net (loss) income allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net (loss) income per share	$(7)	$189

Allocation of net (loss) income to Discovery, Inc. Series A, B and C common stockholders and Series C-1 convertible preferred stockholders for basic net (loss) income per share:
Series A, B and C common stockholders	(6)	143
Series C-1 convertible preferred stockholders	(1)	46
Total	(7)	189
Add:
Allocation of undistributed (loss) income to Series A-1 convertible preferred stockholders	(1)	26
Net (loss) income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$(8)	$215
Net (loss) income allocated to Discovery, Inc. Series C-1 convertible preferred stockholders for diluted net (loss) income per share is included in net (loss) income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net (loss) income per share. For the three months ended March 31, 2018, net loss allocated to Discovery, Inc. Series C-1 convertible preferred stockholders used to calculate diluted net loss per share was $1 million. For the three months ended March 31, 2017, net income allocated to Discovery, Inc. Series C-1 convertible preferred stockholders used to calculate diluted net income per share was $45 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted (loss) earnings per share (in millions).

	Three Months Ended March 31,
	2018	2017
Denominator — weighted average:
Series A, B and C common shares outstanding — basic	422	389
Impact of assumed preferred stock conversion	187	195
Dilutive effect of share-based awards	—	4
Series A, B and C common shares outstanding — diluted	609	588

Series C-1 convertible preferred stock outstanding — basic and diluted	6	6
The weighted average number of diluted shares outstanding adjusts the weighted average number of shares of Series A, B and C common stock outstanding for the potential dilution that would occur if common stock equivalents, including convertible preferred stock and share-based awards, were converted into common stock or exercised, calculated using the treasury stock method. Series A, B and C diluted common stock includes the impact of the conversion of Series A-1 preferred stock, the impact of the conversion of Series C-1 preferred stock, and the impact of share-based compensation to the extent it is not anti-dilutive. For three months ended March 31, 2018, the weighted average number of shares outstanding for the computation of diluted loss per share does not include 2 million of share-based awards, as the effects of these potentially outstanding shares would have been anti-dilutive. Prior to the Exchange, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each share of Series C convertible preferred stock. Following the exchange, the Series C-1 preferred stock may be converted into Series C common stock at a conversion rate of 19.3648 shares of Series C common stock for each share of Series C-1 preferred stock.
The table below sets forth the Company's calculated (loss) earnings per share.

	Three Months Ended March 31,
	2018	2017
Basic net (loss) income per share allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$(0.01)	$0.37
Series C-1 convertible preferred stockholders	$(0.25)	$7.11

Diluted net (loss) income per share allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$(0.01)	$0.37
Series C-1 convertible preferred stockholders	$(0.25)	$7.06
(Loss) earnings per share amounts may not recalculate due to rounding. The computation of the diluted (loss) earnings per share of Series A, B and C common stockholders assumes the conversion of Series A-1 and C-1 convertible preferred stock, while the diluted (loss) earnings per share amounts of Series C-1 convertible preferred stock does not assume conversion of those shares.
The table below presents the details of the anticipated stock repurchases and share-based awards that were excluded from the calculation of diluted (loss) earnings per share (in millions).

	Three Months Ended March 31,
	2018	2017
Anti-dilutive share based awards	16	9
PRSUs whose performance targets have not been achieved	2	1

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 16. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities

	March 31, 2018	December 31, 2017
Accrued payroll and related benefits	$624	$535
Content rights payable	370	219
Accrued interest	140	148
Accrued income taxes	39	45
Current portion of share-based compensation liabilities	18	12
Other accrued liabilities	539	350
Total accrued liabilities	$1,730	$1,309
Other Expense, net

	Three Months Ended March 31,
	2018	2017
Foreign currency losses, net	$(4)	$(9)
Gain (loss) on derivative instruments, net	5	(3)
Change in the value of common stock investments with readily determinable fair value(a)	(38)	—
Interest income(b)	15	—
Other expense, net	—	(1)
Total other expense, net	$(22)	$(13)

(a) As of January 1, 2018, upon adoption of ASU 2016-01, equity investments with readily determinable fair value for which the Company has the intent to retain the investment are measured at fair value, with unrealized gains and losses recorded in other expense, net. (See Notes 1 and 3.)
(b) Interest income for the three months ended March 31, 2018 is comprised of interest on proceeds from the issuance of senior notes used to fund the acquisition of Scripps Networks. As of March 31, 2018, the Company had liquidated and utilized the proceeds in the acquisition of Scripps Networks.
Share-Based Plan Payments, net
Share-based plan payments, net in the statement of cash flows consisted of the following (in millions).

	Three Months Ended March 31,
	2018	2017
Tax settlements associated with share-based plans	$(16)	$(30)
Proceeds from issuance of common stock in connection with share-based plans	39	22
Total share-based plan payments, net	$23	$(8)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2018	2017
Cash paid for taxes, net	$44	$43
Cash paid for interest, net	199	66
Non-cash investing and financing activities:
Equity issued for the acquisition of Scripps Networks	3,218	—
Accrued purchases of property and equipment	13	21
Assets acquired under capital lease arrangements	24	29
NOTE 17. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 27% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 46% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as All3Media, UKTV, nC+ and a Russian cable television business, or minority partners of consolidated subsidiaries, such as Hasbro and the Tribune Company.
The table below presents a summary of the transactions with related parties, including OWN prior to the November 30, 2017 acquisition (in millions).

	Three Months Ended March 31,
	2018	2017
Revenues and service charges:
Liberty Group	$145	$126
Equity method investees	38	34
Other	10	13
Total revenues and service charges	$193	$173
Interest income	$—	$4
Expenses	$(55)	$(30)
The table below presents receivables due from related parties (in millions).

	March 31, 2018	December 31, 2017
Receivables	$131	$105
Note receivable(a)	$103	$—
(a) Amount relates to a note receivable with UKTV, an equity method investee acquired in conjunction with the acquisition of Scripps Networks. (See Note 3.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 18. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
The Company’s contractual commitments increased significantly following the acquisition of Scripps Networks. Below are the Company's updated combined contractual commitments as of March 31, 2018, including related payments due by period (in millions).

	Leases
Year Ending December 31,	Operating	Capital	Content	Other	Total
2018	$69	$42	$1,187	$361	$1,659
2019	78	40	641	348	1,107
2020	60	37	764	211	1,072
2021	48	33	342	82	505
2022	17	26	350	39	432
Thereafter	37	104	771	93	1,005
Total minimum payments	309	282	4,055	1,134	5,780
Amounts representing interest	—	(38)	—	—	(38)
Total	$309	$244	$4,055	$1,134	$5,742
The Company enters into multi-year lease arrangements for transponders, office space, studio facilities and other equipment. Leases are not cancelable prior to their expiration. On January 9, 2018, the Company issued a press release announcing a new real estate strategy with plans to relocate the Company's global headquarters from Silver Spring, Maryland to New York City in 2019. As of March 31, 2018, we did not meet the held for sale classification criteria, as defined in GAAP, as it is uncertain that the sale of the Silver Spring property will be completed within the next twelve months.
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
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing research, employment contracts, equipment purchases and information technology services. Some of these contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty, and are not included in the table above past the 30-day to 60-day advance notice period. Amounts related to employment contracts include base compensation, but do not include compensation contingent on future events.
Although the Company had funding commitments to equity method investees as of March 31, 2018, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 3.)
Contingencies
Put Rights
The Company has granted put rights to certain consolidated subsidiaries. Harpo, Golden Tree, Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in OWN, VTEN, Discovery Family and Discovery Japan, respectively. The Company recorded the carrying value of the noncontrolling interest in the equity associated with the put rights for OWN, VTEN, Discovery Family and Discovery Japan as a component of redeemable noncontrolling interest in the amounts of $56 million, $120 million, $215 million and $28 million, respectively. (See Note 8.)
Legal Matters
The Company is party to various lawsuits and claims in the ordinary course of business, including claims related to employees, vendors, other business partners or patent issues. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. Although the outcome of these matters cannot

DISCOVERY, INC.
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
Guarantees
There were no guarantees recorded as of March 31, 2018 and December 31, 2017.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of March 31, 2018 and December 31, 2017.
NOTE 19. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on (i) financial information reviewed by its chief operating decision maker ("CODM"), the Chief Executive Officer ("CEO"), (ii) internal management and related reporting structure and (iii) the basis upon which the CEO makes resource allocation decisions. The Company's operating segments did not change as a result of the acquisition of Scripps Networks.
The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated for consolidation are not eliminated at the segment level. Inter-segment transactions primarily include advertising and content purchases.
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, and (vii) third-party transaction costs directly related to the acquisition and planned integration of Scripps Networks. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps Networks transaction and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. The Company also excludes depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. The tables below present summarized financial information for each of the Company’s reportable segments, other operating segments and corporate and inter-segment eliminations (in millions).
Revenues

	Three Months Ended March 31,
	2018	2017
U.S. Networks	$1,174	$829
International Networks	1,098	747
Education and Other	35	37
Total revenues	$2,307	$1,613

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Adjusted OIBDA

	Three Months Ended March 31,
	2018	2017
U.S. Networks	$652	$501
International Networks	137	194
Education and Other	3	(6)
Corporate and inter-segment eliminations	(95)	(86)
Total Adjusted OIBDA	$697	$603
Reconciliation of Net (Loss) Income available to Discovery, Inc. to total Adjusted OIBDA

	Three Months Ended March 31,
	2018	2017
Net (loss) income available to Discovery, Inc.	$(8)	$215
Net income attributable to noncontrolling interests	5	—
Net income attributable to redeemable noncontrolling interests	6	6
Income tax (benefit) expense	(20)	55
(Loss) income before income taxes	(17)	276
Other expense, net	22	13
Loss from equity investees, net	22	53
Loss on extinguishment of debt	—	54
Interest expense	177	91
Operating income	204	487
Restructuring and other charges	241	24
Depreciation and amortization	193	80
Mark-to-market share-based compensation	3	12
Scripps Networks transaction and integration costs	56	—
Total Adjusted OIBDA	$697	$603
Total Assets

	March 31, 2018	December 31, 2017
U.S. Networks	$19,756	$4,127
International Networks	7,756	5,187
Education and Other	373	394
Corporate and inter-segment eliminations	6,773	12,847
Total assets	$34,658	$22,555
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Content Rights Expense and Impairment

	Three Months Ended March 31,
	2018	2017
U.S. Networks	$275	$178
International Networks	474	277
Education and Other	1	2
Corporate and inter-segment eliminations	1	1
Total content rights expense and impairment	$751	$458
Content and impairment expenses are generally included in costs of revenues on the consolidated statements of operations. (See Note 5.)
Revenues by Geography

	Three Months Ended March 31,
	2018	2017
U.S.	$1,209	$866
Non-U.S.	1,098	747
Total revenues	$2,307	$1,613
Distribution and advertising revenues are attributed to each country based on viewer location. Other revenues are attributed to each country based on customer location.
Property and Equipment by Geography

	March 31, 2018	December 31, 2017
U.S.	$480	$309
U.K.	181	173
Other	267	115
Total property and equipment, net	$928	$597
Property and equipment balances are allocated to each country based on the location of the asset.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 20. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segment were as follows (in millions).

	Three Months Ended March 31,
	2018	2017
U.S. Networks	$34	$4
International Networks	100	17
Education and Other	—	1
Corporate	107	2
Total restructuring and other charges	$241	$24

	Three Months Ended March 31,
	2018	2017
Restructuring charges	$164	$24
Other charges	77	—
Total restructuring and other charges	$241	$24
Restructuring charges include employee terminations due to cost reduction efforts and management changes. These changes are intended to efficiently integrate the Scripps Networks and establish an efficient cost structure. Restructuring charges also include payments to terminate life of series production contracts. Other charges include content write-offs following a strategic review of content in the Nordics market following the acquisition of Scripps Networks.
Changes in restructuring and other liabilities recorded in accrued liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Terminations	Total
December 31, 2017	$1	$42	$43
Net Accruals(a)	21	136	157
Cash Paid	(1)	(22)	(23)
March 31, 2018	$21	$156	$177
(a) Net accruals for the three months ended March 31, 2018 do not include $7 million of Scripps Networks equity awards exchanged for Discovery shares as of March 6, 2018 recorded in APIC.
NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of March 31, 2018 and December 31, 2017, most of the outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 6.) The Company fully and unconditionally guarantees the senior notes on an unsecured basis. Each of the Company, DCL, and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) may issue additional debt securities under the Company's current Registration Statement on Form S-3 that are fully and unconditionally guaranteed by the other Issuers.
Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and comprehensive income and cash flows of (i) the Company, (ii) DCH, (iii) DCL, (iv) the non-guarantor subsidiaries of DCL on a combined basis, (v) the other non-guarantor subsidiaries of the Company on a combined basis, and (vi) reclassifications and eliminations necessary to arrive at the consolidated financial statement balances for the Company. DCL primarily includes the Discovery Channel and TLC networks in the U.S. The non-guarantor subsidiaries of DCL include substantially all of the Company’s other U.S. and international networks, education businesses, production companies and most of the Company’s websites and digital distribution arrangements. The non-guarantor subsidiaries of DCL are wholly owned subsidiaries of DCL with the exception of certain equity method investments. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly owned subsidiary of the Company. DHC and the recently acquired operations of Scripps Networks are included in the other non-guarantor subsidiaries of the Company.
On March 6, 2018, the Company assumed $2.5 billion aggregate principal of Scripps Networks outstanding notes. (See Note 2). The Scripps Networks notes were not guaranteed by Discovery and Discovery's senior notes were not guaranteed by Scripps Networks. On April 3, 2018, the Company completed a transaction in which $2.3 billion aggregate principal amount of Scripps Networks outstanding debt was exchanged for Discovery senior notes (See Note 6). In connection with that transaction, Scripps Networks interactive, Inc., a wholly-owned subsidiary of the Company, fully and unconditionally guaranteed the Discovery senior notes. The condensed consolidated financial statements presented below as of March 31, 2018 reflect the addition of Scripps Networks as a non-guarantor because that guarantee became effective on April 3, 2018.
Basis of Presentation
Solely for purposes of presenting the condensed consolidating financial statements, investments in the Company’s subsidiaries have been accounted for by their respective parent company using the equity method. Accordingly, in the following condensed consolidating financial statements the equity method has been applied to (i) the Company’s interests in DCH and the other non-guarantor subsidiaries of the Company, including Scripps Networks, (ii) DCH’s interest in DCL, and (iii) DCL’s interests in the non-guarantor subsidiaries of DCL. Inter-company accounts and transactions have been eliminated to arrive at the consolidated financial statement amounts for the Company. The Company’s accounting bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed down” to the applicable subsidiaries.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 Condensed Consolidating Balance Sheet
March 31, 2018
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$367	$295	$150	$—	$812
Receivables, net	—	—	429	1,404	821	—	2,654
Content rights, net	—	—	3	300	116	—	419
Prepaid expenses and other current assets	77	40	203	136	180	—	636
Inter-company trade receivables, net	—	—	148	—	—	(148)	—
Total current assets	77	40	1,150	2,135	1,267	(148)	4,521
Investment in and advances to subsidiaries	7,816	(4,119)	6,800	—	(2,706)	(7,791)	—
Noncurrent content rights, net	—	—	673	1,632	1,018	—	3,323
Goodwill, net	—	—	3,677	3,428	5,997	—	13,102
Intangible assets, net	—	—	258	1,479	9,088	—	10,825
Equity method investments, including note receivable	—	—	24	333	874	—	1,231
Other noncurrent assets, including property and equipment, net	—	20	394	834	428	(20)	1,656
Total assets	$7,893	$(4,059)	$12,976	$9,841	$15,966	$(7,959)	$34,658
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$129	$21	$3	$—	$153
Other current liabilities	—	—	519	1,239	554	—	2,312
Inter-company trade payables, net	—	—	—	148	—	(148)	—
Total current liabilities	—	—	648	1,408	557	(148)	2,465
Noncurrent portion of debt	—	—	16,126	607	2,481	—	19,214
Other noncurrent liabilities	4	—	321	607	2,053	(19)	2,966
Total liabilities	4	—	17,095	2,622	5,091	(167)	24,645
Redeemable noncontrolling interests	—	—	—	419	—	—	419
Equity attributable to Discovery, Inc.	7,889	(4,059)	(4,119)	6,800	10,875	(9,497)	7,889
Noncontrolling interests	—	—	—	—	—	1,705	1,705
Total equity	7,889	(4,059)	(4,119)	6,800	10,875	(7,792)	9,594
Total liabilities and equity	$7,893	$(4,059)	$12,976	$9,841	$15,966	$(7,959)	$34,658

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$6,800	$509	$—	$—	$7,309
Receivables, net	—	—	410	1,428	—	—	1,838
Content rights, net	—	—	4	406	—	—	410
Prepaid expenses and other current assets	49	32	204	149	—	—	434
Inter-company trade receivables, net	—	—	205	—	—	(205)	—
Total current assets	49	32	7,623	2,492	—	(205)	9,991
Investment in and advances to subsidiaries	4,563	4,532	6,951	—	3,056	(19,102)	—
Noncurrent content rights, net	—	—	672	1,541	—	—	2,213
Goodwill, net	—	—	3,677	3,396	—	—	7,073
Intangible assets, net	—	—	259	1,511	—	—	1,770
Equity method investments, including note receivable	—	—	25	310	—	—	335
Other noncurrent assets, including property and equipment, net	—	20	364	809	—	(20)	1,173
Total assets	$4,612	$4,584	$19,571	$10,059	$3,056	$(19,327)	$22,555
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$7	$23	$—	$—	$30
Other current liabilities	—	—	572	1,269	—	—	1,841
Inter-company trade payables, net	—	—	—	205	—	(205)	—
Total current liabilities	—	—	579	1,497	—	(205)	1,871
Noncurrent portion of debt	—	—	14,163	592	—	—	14,755
Other noncurrent liabilities	2	—	297	606	21	(20)	906
Total liabilities	2	—	15,039	2,695	21	(225)	17,532
Redeemable noncontrolling interests	—	—	—	413	—	—	413
Total equity	4,610	4,584	4,532	6,951	3,035	(19,102)	4,610
Total liabilities and equity	$4,612	$4,584	$19,571	$10,059	$3,056	$(19,327)	$22,555

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2018
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$488	$1,549	$273	$(3)	$2,307
Costs of revenues, excluding depreciation and amortization	—	—	107	866	92	(5)	1,060
Selling, general and administrative	26	—	80	436	65	2	609
Depreciation and amortization	—	—	17	93	83	—	193
Restructuring and other charges	8	—	43	98	92	—	241
Total costs and expenses	34	—	247	1,493	332	(3)	2,103
Operating (loss) income	(34)	—	241	56	(59)	—	204
Equity in earnings of subsidiaries	17	71	9	—	47	(144)	—
Interest expense	—	—	(157)	(12)	(8)	—	(177)
(Loss) income from equity investees, net	—	—	—	(31)	9	—	(22)
Other (expense) income, net	—	—	(24)	4	(2)	—	(22)
(Loss) income before income taxes	(17)	71	69	17	(13)	(144)	(17)
Income tax benefit (expense)	8	—	2	(2)	12	—	20
Net (loss) income	(9)	71	71	15	(1)	(144)	3
Net income attributable to noncontrolling interests	—	—	—	—	—	(5)	(5)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Net (loss) income available to Discovery, Inc.	$(9)	$71	$71	$15	$(1)	$(155)	$(8)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations		Discovery and Subsidiaries
Revenues	$—	$—	$491	$1,125	$—	$(3)		$1,613
Costs of revenues, excluding depreciation and amortization	—	—	108	499	—	—		607
Selling, general and administrative	4	—	74	340	—	(3)		415
Depreciation and amortization	—	—	12	68	—	—		80
Restructuring and other charges	—	—	16	8	—	—		24
Total costs and expenses	4	—	210	915	—	(3)		1,126
Operating (loss) income	(4)	—	281	210	—	—		487
Equity in earnings of subsidiaries	218	218	140	—	145	(721)		—
Interest expense	—	—	(86)	(5)	—	—		(91)
Loss on extinguishment of debt	—	—	(54)	—	—	—	—	(54)
Income (loss) from equity investees, net	—	—	1	(54)	—	—		(53)
Other (expense) income, net	—	—	(27)	14	—	—		(13)
Income before income taxes	214	218	255	165	145	(721)		276
Income tax benefit (expense)	1	—	(37)	(19)	—	—		(55)
Net income	215	218	218	146	145	(721)		221
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)		(6)
Net income available to Discovery, Inc.	$215	$218	$218	$146	$145	$(727)		$215

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2018
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net (loss) income	$(9)	$71	$71	$15	$(1)	$(144)	$3
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	3	23	23	23	(5)	(64)	3
Derivatives	(5)	(5)	(5)	(5)	(3)	18	(5)
Comprehensive (loss) income	(11)	89	89	33	(9)	(190)	1
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(5)	(5)
Comprehensive income attributable to redeemable noncontrolling interests	(2)	(2)	(2)	(2)	(1)	3	(6)
Comprehensive (loss) income attributable to Discovery, Inc.	$(13)	$87	$87	$31	$(10)	$(192)	$(10)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$215	$218	$218	$146	$145	$(721)	$221
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	68	68	68	68	45	(249)	68
Available-for-sale securities	(1)	(1)	(1)	(1)	(1)	4	(1)
Derivatives	(8)	(8)	(8)	(9)	(5)	30	(8)
Comprehensive income	274	277	277	204	184	(936)	280
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	(2)	(7)
Comprehensive income attributable to Discovery, Inc.	$273	$276	$276	$203	$183	$(938)	$273

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018 (in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(54)	$(8)	$17	$210	$(5)	$—	$160
Investing Activities
Business acquisitions, net of cash acquired	(8,714)	—	—	—	149	—	(8,565)
(Payments for) proceeds from investments	—	—	—	(28)	6	—	(22)
Purchases of property and equipment	—	—	(25)	(23)	—	—	(48)
Payments for derivative instruments, net	—	—	—	(42)	—	—	(42)
Other investing activities, net	—	—	—	2	—	—	2
Cash (used in) provided by investing activities	(8,714)	—	(25)	(91)	155	—	(8,675)
Financing Activities
Borrowings under term loan agreements	—	—	2,000	—	—	—	2,000
Principal repayments of capital lease obligations	—	—	(2)	(11)	—	—	(13)
Distributions to redeemable noncontrolling interests	—	—	—	(2)	—	—	(2)
Share-based plan proceeds, net	23	—	—	—	—	—	23
Borrowing under program financing line of credit	—	—	22	—	—	—	22
Other financing activities, net	8,745	8	(8,445)	(319)	—	—	(11)
Cash provided by (used in) financing activities	8,768	8	(6,425)	(332)	—	—	2,019
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	—	(1)
Net change in cash and cash equivalents	—	—	(6,433)	(214)	150	—	(6,497)
Cash and cash equivalents, beginning of period	—	—	6,800	509	—	—	7,309
Cash and cash equivalents, end of period	$—	$—	$367	$295	$150	$—	$812

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$46	$(2)	$61	$150	$—	$—	$255
Investing Activities
Payments for (proceeds from) investments	—	—	1	(189)	—	—	(188)
Purchases of property and equipment	—	—	(20)	(27)	—	—	(47)
Distributions from equity method investees	—	—	—	5	—	—	5
Proceeds from derivative instruments, net	—	—	—	5	—	—	5
Inter-company distributions	—	—	2	—	—	(2)	—
Other investing activities, net	—	—	—	1	—	—	1
Cash used in investing activities	—	—	(17)	(205)	—	(2)	(224)
Financing Activities
Commercial paper borrowings, net	—	—	54	—	—	—	54
Borrowings under revolving credit facility	—	—	150	—	—	—	150
Principal repayments of revolving credit facility	—	—	(125)	—	—	—	(125)
Borrowings from debt, net of discount and including premiums	—	—	659	—	—	—	659
Principal repayments of debt, including discount payment and premiums to par value	—	—	(650)	—	—	—	(650)
Principal repayments of capital lease obligations	—	—	(2)	(11)	—	—	(13)
Repurchases of stock	(200)	—	—	—	—	—	(200)
Cash settlement of common stock repurchase contracts	58	—	—	—	—	—	58
Distributions to redeemable noncontrolling interests	—	—	—	(3)	—	—	(3)
Share-based plan payments, net	(8)	—	—	—	—	—	(8)
Inter-company contributions and other financing activities, net	104	2	(132)	18	—	2	(6)
Cash (used in) provided by financing activities	(46)	2	(46)	4	—	2	(84)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	20	—	—	20
Net change in cash and cash equivalents	—	—	(2)	(31)	—	—	(33)
Cash and cash equivalents, beginning of period	—	—	20	280	—	—	300
Cash and cash equivalents, end of period	$—	$—	$18	$249	$—	$—	$267

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery, Inc.’s (“Discovery,” “Company,” “we,” “us,” or “our”) businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in the 2017 Form 10-K.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, anticipated sources and uses of capital and our acquisition of Scripps Networks. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, subscription video on demand (“SVOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue, as well as the development and proliferation of "skinny bundle" programming tiers; continued consolidation of distribution customers and production studios; acceleration of the decline in traditional cable subscribers; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; rapid technological changes; our ability to complete, integrate and obtain the anticipated benefits and synergies from our business combinations and acquisitions, including our acquisition of Scripps Networks, on a timely basis or at all; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors or other business partners over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets, from events including Brexit; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software and services; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost-reduction initiative; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes, such as U.S. tax reform, or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; our significant level of debt; reduced access to capital markets or significant increases in costs to borrow; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2017 Form 10-K. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, FTA and broadcast television, authenticated GO applications, digital distribution arrangements and content licensing agreements. Our portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Food Network, HGTV, Investigation Discovery ("ID") and Velocity (known as Turbo outside of the U.S.) and Eurosport, a leading sports entertainment pay-TV programmer across Europe and Asia. We also develop and sell curriculum-based education products and services and operate a production studio.

Our objectives are to invest in content for our networks to build viewership, optimize distribution revenue, capture advertising sales and create or reposition branded channels and businesses that can sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we are extending content distribution across new platforms, including brand-aligned websites, on-line streaming, mobile devices, VOD and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home ("DTH") satellite operators, telecommunication service providers,= and other content distributors who deliver our content to their customers.
Our content spans genres including survival, exploration, sports, general entertainment, home, food, and travel, heroes, adventure, crime and investigation, health and kids. We have an extensive library of high-definition content and own rights to much of our content and footage, which enables us to exploit our library to launch brands and services into new markets quickly. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world on a variety of platforms.
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television network brands and International Networks, consisting primarily of international television network brands. In addition, Education and Other consists principally of curriculum-based product and service offerings and a production studio. Our segment presentation aligns with our management structure and the financial information management uses to make strategic and operating decisions, such as the allocation of resources and business performance assessments.
Scripps Networks Interactive, Inc. ("Scripps Networks")
On March 6, 2018, Discovery acquired Scripps Networks pursuant to the Merger Agreement. Scripps Networks was a global media company with lifestyle-oriented content, such as home, food, and travel-related programming. The Scripps Networks portfolio of networks included HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel, Great American Country and TVN S.A.’s (“TVN”) portfolio of networks outside the United States. Additionally, outside the United States, Scripps Networks participated in UKTV, a joint venture with BBC Worldwide Limited (the “BBC”). The consideration for the acquisition of Scripps Networks consisted of: (i) for Scripps Networks shareholders that did not make an election or elected to receive the mixed consideration, $65.82 in cash and 1.0584 shares of Discovery Series C common stock for each Scripps Networks share, (ii) for Scripps Networks shareholders that elected to receive the cash consideration, $90.00 in cash for each Scripps Networks share, and (iii) for Scripps Networks shareholders that elected to receive the stock consideration, 3.9392 shares of Discovery Series C common stock for each Scripps Networks share, in accordance with the terms and conditions set forth in the Merger Agreement.
In connection with the acquisition Scripps Networks, on September 21, 2017, Discovery Communications, LLC ("DCL") issued several series of senior notes to partially fund the acquisition of Scripps Networks with an aggregate principal amount of $6.8 billion and entered into two term loan facilities with an aggregate principal amount of $2.0 billion. The Company applied the acquisition method of accounting to Scripps Networks' business, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill.
U.S. Networks
U.S. Networks generated revenues of $1.2 billion and Adjusted OIBDA of $652 million during the three months ended March 31, 2018, which represented 51% and 94% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment owns and operates 17 national television networks, including fully distributed television networks such as Discovery Channel, TLC, Food Network, HGTV and Animal Planet.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from distributors for licensed content, referred to as other distribution revenue; fees from advertising sold on our television networks and digital content offerings, which include our authenticated GO applications and our virtual reality product, Discovery VR; fees from providing sales representation, network distribution services; and revenue from licensing our brands for consumer products.
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. We provide authenticated U.S. TV Everywhere products that are available to certain subscribers and connect viewers through mobile platform applications with live and on-demand access to award-winning shows and series from 17 U.S. networks in the Discovery portfolio: Food Network, HGTV, Discovery Channel, TLC, Animal Planet, ID, Travel Channel, the

Oprah Winfrey Network ("OWN"), Velocity, Science Channel, Cooking Channel, Discovery Family Channel, DIY Network, Great American Country, American Heroes Channel, Destination America and Discovery Life.
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
During the three months ended March 31, 2018, distribution, advertising and other revenues were 44%, 53% and 3%, respectively, of total revenues for this segment.
On November 30, 2017, the Company acquired from Harpo, Inc. ("Harpo") a controlling interest in OWN, increasing Discovery’s ownership stake from 50% to 74%. OWN is a pay-TV network and website that provides adult lifestyle and entertainment content, which is focused on African Americans. As a result of the transaction on November 30, 2017, the accounting for OWN was changed from an equity method investment to a consolidated subsidiary.
On September 25, 2017, the Company contributed its linear cable network focused on cars and motor sports, Velocity, to a new joint venture ("VTEN"), with GoldenTree Asset Management L.P. ("GoldenTree"). GoldenTree's contributions to VTEN included businesses from The Enthusiast Network, Inc. ("TEN"), primarily MotorTrend.com, Motor Trend YouTube channel and the Motor Trend OnDemand OTT service. The joint venture has a portfolio of digital content, social groups and live events and original content focused on the automotive audience. In exchange for their contributions, Discovery and GoldenTree received 67.5% and 32.5% ownership of the new joint venture, respectively.
International Networks
International Networks generated revenues of $1.1 billion and Adjusted OIBDA of $137 million during the three months ended March 31, 2018, which represented 48% and 20% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks and brands that are delivered across multiple distribution platforms. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Food Network, HGTV, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, Real Time, DMAX and Discovery Kids. As of March 31, 2018, International Networks operated over 400 unique distribution feeds in over 40 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA networks in Europe and the Middle East and broadcast networks in Poland, Denmark, Norway and Sweden, and continues to pursue further international expansion. FTA networks generate a significant portion of International Network's revenue. The penetration and growth rates of television services vary across countries and territories depending on numerous factors including the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks has a large international distribution platform for its 61 networks, with as many as 14 networks distributed in any particular country or territory across approximately 220 countries and territories around the world. International Networks pursues distribution across all television and other delivery platforms based on the specific dynamics of local markets and relevant commercial agreements.

Effective January 1, 2018, we realigned our International Networks management reporting structure. The table below represents the reporting structures during the periods presented in the consolidated financial statements, excluding Scripps Networks' operations.

Reporting Structure effective January 1, 2018	Reporting Structure effective January 1, 2017
Europe, Middle East and Africa ("EMEA"), includes the former CEEMEA, Southern Europe, Nordics and the U.K. Additionally, the grouping includes Australia and New Zealand, previously included as part of Asia-Pacific

CEEMEA, expanded to include Belgium, the Netherlands and Luxembourg
Nordics
U.K.
Southern Europe
Latin America	Latin America
Asia-Pacific, excluding Australia and New Zealand	Asia-Pacific
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
The other significant source of revenue for International Networks relates to advertising sold on our television networks and across other distribution platforms, similar to U.S. Networks. Advertising revenue is dependent upon a number of factors, including the development of pay and FTA television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming and our ability to sell commercial time over all media platforms. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets.
During the three months ended March 31, 2018, distribution, advertising and other revenues were 49%, 35% and 16%, respectively, of total net revenues for this segment. For the three months ended March 31, 2018, FTA or broadcast networks generated 61% of International Networks' advertising revenue and pay-TV networks generated 39% of International Networks' advertising revenue.
International Networks’ largest cost is content rights expense for localized programming disseminated via our 400 unique distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third parties. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenue relative to the estimated remaining total lifetime revenue, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. The expense for content acquired from U.S. Networks and content developed locally airing on the same network is attributed over the period of use similarly, as the pattern of expense varies by network. More than half of International Networks' content is expensed using an accelerated attribution pattern, while the remainder is expensed on a straight-line basis. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each component of the arrangement.
While International Networks and U.S. Networks have similarities with respect to the nature of operations, the generation of revenue and the categories of expense, International Networks has lower segment margins due to lower economies of scale from being in approximately 220 markets requiring additional cost for localization to satisfy market variations. International Networks also include sports and FTA broadcast channels, which drive higher costs from sports rights and production and investment in broad entertainment programming for broadcast networks.

Education and Other
Education and Other generated revenues of $35 million during the three months ended March 31, 2018, which represented 1% of our consolidated revenues. Education is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hard copy curriculum-based content. Other is comprised of our wholly-owned production studio, which provides services to our U.S. Networks and International Networks segments at cost.
On April 30, 2018, the Company sold an 87.5% controlling equity stake in its education business to Francisco Partners for cash of $120 million subject to working capital adjustments. No loss occurred upon sale. The Company retained a 12.5% equity interest in the business. Additionally, the Company will have ongoing license agreements which are considered to be at fair value. (See Note 2 to the accompanying consolidated financial statements.)
On April 28, 2017, the Company sold two of its production studios, Raw and Betty, to DLG Acquisitions Limited ("All3Media"). All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting. Raw and Betty were components of the studios operating segment reported with Education and Other.

RESULTS OF OPERATIONS
The discussion below compares our actual and pro forma combined results for the three months ended March 31, 2018 to the three months ended March 31, 2017 as if the Transactions occurred on January 1, 2017. Management believes reviewing our actual operating results in addition to combined pro forma results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our combined U.S. Networks, International Networks and Corporate and inter-segment eliminations pro forma information is based on the historical operating results of the respective businesses as applicable to each segment and includes adjustments directly attributable to the Transactions as if they had occurred on January 1, 2017, such as:

1.	The impact of the purchase price allocation of consideration transferred to the fair value of assets, liabilities, and noncontrolling interests, such as intangible amortization;

2.
Adjustments to remove items associated with the Transactions that will not have a continuing impact on the combined entity, such as transaction costs and the impact of employee retention agreements; and

3.	Changes to align accounting policies

Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the acquired businesses since January 1, 2017, and should not be taken as indicative of the Company's future consolidated results of operations.
Actual amounts for the three months ended March 31, 2018 include the results of operations for the Discovery and Scripps Networks, OWN and VTEN businesses for the period since each acquisition. Scripps Networks was acquired on March 6, 2018, OWN was consolidated on November 30, 2017 and VTEN was consolidated on September 25, 2017.

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2018			2017
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
							$	%	$	%
Revenues:
Distribution	$1,051	$177	$1,228	$855	$278	$1,133	$196	23%	$95	8%
Advertising	1,012	425	1,437	$687	642	1,329	325	47%	108	8%
Other	244	21	265	71	36	107	173	NM	158	NM
Total revenues	2,307	623	2,930	1,613	956	2,569	694	43%	361	14%
Costs of revenues, excluding depreciation and amortization	1,060	216	1,276	607	307	914	453	75%	362	40%
Selling, general and administrative	609	112	721	415	268	683	194	47%	38	6%
Depreciation and amortization	193	156	349	80	315	395	113	NM	(46)	(12)%
Restructuring and other charges	241	10	251	24	—	24	217	NM	227	NM
Total costs and expenses	2,103	494	2,597	1,126	890	2,016	977	87%	581	29%
Operating income	204	129	333	487	66	553	(283)	(58)%	(220)	(40)%
Interest expense	(177)			(91)			(86)	95%
Loss on extinguishment of debt	—			(54)			54	(100)%
Loss from equity investees, net	(22)			(53)			31	(58)%
Other expense, net	(22)			(13)			(9)	69%
(Loss) income before income taxes	(17)			276			(293)	NM
Income tax benefit (expense)	20			(55)			75	NM
Net income	3			221			(218)	(99)%
Net income attributable to noncontrolling interests	(5)			—			(5)	—%
Net income attributable to redeemable noncontrolling interests	(6)			(6)			—	—%
Net (loss) income available to Discovery, Inc.	$(8)			$215			$(223)	NM
NM - Not meaningful
Revenues
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from SVOD content licensing and other emerging forms of digital distribution. Distribution revenue increased 23% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to the impact of the Transactions. Excluding the impact of the Transactions and foreign currency fluctuations, distribution revenue increased 6% for the three months ended March 31, 2018. The increase was a result of increases of 2% at U.S. Networks and 10% at International Networks. On a pro forma combined basis, distribution revenue increased 8% for the three months ended March 31, 2018. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, distribution revenue increased 5%. The increase was a result of increases of 2% at U.S. Networks and 9% at International Networks for the three months ended March 31, 2018.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets and economic conditions. These factors impact the pricing and volume of our advertising inventory. Advertising revenue increased 47% for the three months ended March 31, 2018, primarily due to the impact of the Transactions. Excluding the impact of the Transactions and foreign currency fluctuations, advertising revenue increased 7%. The increase was a result of increases of 4% at U.S. Networks and 11% at International Networks for the three months ended March 31, 2018. On a pro forma combined basis, advertising revenue increased 8% for the three months ended March 31, 2018. Excluding the impact of foreign currency fluctuations, advertising revenue increased 5%. The increase was a result of increases of 2% at U.S. Networks and 11% at International Networks for the three months ended March 31, 2018.
Other revenue increased $173 million for the three months ended March 31, 2018, partially due to the impact of the Transactions. Excluding the impact of the Transactions and foreign currency fluctuations, other revenue increased $138 million. The decline of $3 million at our U.S. Networks was more than offset by an increase of $145 million at International Networks for the three months ended March 31, 2018. On a pro forma combined basis, other revenue increased $158 million for the three months ended March 31, 2018. Excluding the impact of foreign currency fluctuations, other revenue increased $149 million. The increase was a result of an increase of $152 million at International Networks, partially offset by a decrease of $4 million at Education for the three months ended March 31, 2018.
Revenue for our segments is discussed separately below under the heading “Segment Results of Operations.”
Costs of Revenues
The Company's principal component of cost of is content expense. Content expense includes television series, television specials, films, sporting events and digital products. The costs of producing a content asset and bringing that asset to market consist of film costs, participation costs, exploitation costs and manufacturing costs. Content rights expense excluding the impact of foreign currency fluctuations was $743 million and $445 million for the three months ended March 31, 2018 and 2017, respectively. Costs of revenues increased 75% for the three months ended March 31, 2018. Excluding the impact of the Transactions and foreign currency fluctuations, costs of revenue increased 42%. The increase was a result of an increase of 3% at U.S. Networks and an increase of 66% at International Networks for the three months ended March 31, 2018. On a pro forma combined basis, costs of revenues increased 40% for the three months ended March 31, 2018. Excluding the impact of foreign currency fluctuations, costs of revenues increased 32%. The increase was a result of increases of 7% at U.S. Networks and 58% at International Networks for the three months ended March 31, 2018. Content expense was $899 million and $719 million for the three months ended March 31, 2018 and 2017, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Selling, general and administrative expenses increased 47% for the three months ended March 31, 2018, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, directly related third-party transaction and planned integration costs and foreign currency fluctuations, selling, general and administrative expenses increased 7%. The decrease of 1% at U.S. Networks was more than offset by an increase of 17% at International Networks and an increase of 7% for Corporate for the three months ended March 31, 2018. On a pro forma combined basis, selling, general and administrative expenses increased 6% for the three months ended March 31, 2018. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 3%. The decrease of 3% at U.S. Networks was more than offset by an increase of 1% at Corporate and an increase of 15% at International Networks.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased $113 million for the three months ended March 31, 2018, primarily due to the impact of the Transactions. On a pro forma combined basis, depreciation and amortization expense decreased 12% for the three months ended March 31, 2018, primarily due to accelerated amortization related to the ad revenue backlog intangible, which has a one year useful life.
Restructuring and Other Charges
Restructuring and other charges increased $217 million for the three months ended March 31, 2018, primarily as a result of higher personnel-related termination costs for involuntary severance actions associated with the integration of Scripps Networks, content impairments associated with changes in programming strategies in the Nordics and costs associated with the termination of long-term programming arrangements. (See Note 20 to the accompanying consolidated financial statements.) On a pro forma combined basis, restructuring and other charges increased $227 million for the three months ended March 31, 2018.

We expect to incur additional restructuring and integration expenses related to employee and contract terminations, relocation from the Company's Silver Spring headquarters to New York City and costs related to content.
Interest Expense
Interest expense increased $86 million for the three months ended March 31, 2018, primarily due to interest accrued on the senior notes issued on September 21, 2017 to effect the acquisition of Scripps Networks. (See Note 6 to the accompanying consolidated financial statements.)
Loss from equity investees, net
Losses from our equity method investees decreased $31 million for the three months ended March 31, 2018, primarily due to a reduction in losses from investments in limited liability companies that sponsor renewable energy projects related to solar energy, and to a lesser extent, due to the inclusion of equity earnings as a result of the acquisition of Scripps Networks, partially offset by the absence of earnings from the Company's equity method investment in OWN for the three months ended March 31, 2017. (See Note 3 to the accompanying consolidated financial statements.)
Other Expense, net
The table below presents the details of other expense, net (in millions).

	Three Months Ended March 31,
	2018	2017
Foreign currency losses, net	$(4)	$(9)
Gain (loss) on derivative instruments, net	5	(3)
Change in the value of common stock equity investments with readily determinable fair value	(38)	—
Interest income	15	—
Other expense, net	—	(1)
Total other expense, net	$(22)	$(13)
Total other expense, net increased $9 million for the three months ended March 31, 2018. The increase was primarily attributable to the adoption of the recognition and measurement of financial instruments guidance on January 1, 2018, which requires the Company to record gains and losses on equity investments with readily determinable fair values in other expense, net. Previously, unrealized gains and losses were recorded in other comprehensive income. The losses were partially offset by interest income of $15 million generated from the Company's short-term investment of a portion of the Company's $6.8 billion in senior notes issued to fund the acquisition of Scripps Networks prior to the acquisition date. (See Note 1 and Note 3 to the accompanying consolidated financial statements.)

Income Tax Benefit (Expense)
The following table reconciles the U.S. federal statutory income tax rate to the Company's effective income tax rate.

	Three Months Ended March 31,
	2018		2017
U.S. federal statutory income tax provision	$4	21%	$(96)	35%
State and local income taxes, net of federal tax benefit	7	44%	(4)	2%
Effect of foreign operations	(4)	(21)%	15	(6)%
Domestic production activity deductions	—	—%	8	(3)%
Change in uncertain tax positions	—	(2)%	—	—%
Renewable energy investments tax credits (See Note 3)	—	(1)%	25	(9)%
U.S. legislative changes	19	109%	—	—%
Other, net	(6)	(32)%	(3)	1%
Income tax benefit (expense)	$20	118%	$(55)	20%
During 2018, the decrease in income tax expense was primarily attributable to decreases in income in addition to the TCJA, which revised the U.S. corporate income statutory corporate tax rate from 35% to 21% and a discrete tax benefit of $19 million following U.S. legislative changes that extended the accelerated deduction of qualified film productions. The decrease was further impacted to a lesser extent by a reduction in reserves for uncertain tax positions following the favorable resolution of multi-year state tax positions. These decreases were partially offset by a reduction in benefits from investment tax credits from our renewable energy investments. Excluding discrete items, the annual effective tax rate was 25% and 21% for the three months ended March 31, 2018 and 2017, respectively.
Segment Results of Operations
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios and (vii) third-party transaction costs directly related to the acquisition and planned integration of Scripps Networks. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps Networks acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. We also exclude the depreciation of fixed assets and amortization of intangible assets as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives.
Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP.
Additional financial information for our reportable segments is set forth in Note 19 to the accompanying consolidated financial statements.

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended March 31,
	2018	2017	% Change
Revenues:
U.S. Networks	$1,174	$829	42%
International Networks	1,098	747	47%
Education and Other	35	37	(5)%
Corporate and inter-segment eliminations	—	—	—%
Total revenues	2,307	1,613	43%
Costs of revenues, excluding depreciation and amortization	(1,060)	(607)	75%
Selling, general and administrative (a)	(550)	(403)	36%
Adjusted OIBDA	$697	$603	16%

(a) Selling, general and administrative expenses exclude mark-to-market share-based compensation and third-party transaction costs directly related to the acquisition of Scripps Networks and planned integration.
The table below presents our reconciliation of consolidated net income available to Discovery, Inc. to total Adjusted OIBDA and Adjusted OIBDA by segment (in millions).

	Three Months Ended March 31,
	2018	2017	% Change
Net (loss) income available to Discovery, Inc.	$(8)	$215	NM
Net income attributable to redeemable noncontrolling interests	6	6	—%
Net income attributable to noncontrolling interests	5	—	—%
Income tax (benefit) expense	(20)	55	NM
Other expense, net	22	13	69%
Loss from equity investees, net	22	53	(58)%
Loss on extinguishment of debt	—	54	(100)%
Interest expense	177	91	95%
Operating income	204	487	(58)%
Restructuring and other charges	241	24	NM
Depreciation and amortization	193	80	NM
Mark-to-market share-based compensation	3	12	(75)%
Scripps Networks transaction and integration costs	56	—	—%
Total Adjusted OIBDA	$697	$603	16%

Adjusted OIBDA:
U.S. Networks	$652	$501	30%
International Networks	137	194	(29)%
Education and Other	3	(6)	NM
Corporate and inter-segment eliminations	(95)	(86)	10%
Total Adjusted OIBDA	$697	$603	16%

U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2018			2017
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
Revenues:							$	%	$	%
Distribution	$514	$156	$670	$408	$251	$659	$106	26%	$11	2%
Advertising	627	356	983	405	561	966	222	55%	17	2%
Other	33	7	40	16	23	39	17	NM	1	3%
Total revenues	1,174	519	1,693	829	835	1,664	345	42%	29	2%
Costs of revenues, excluding depreciation and amortization	(321)	(165)	(486)	(210)	(243)	(453)	(111)	53%	(33)	7%
Selling, general and administrative	(201)	(110)	(311)	(118)	(202)	(320)	(83)	70%	9	(3)%
Adjusted OIBDA	652	244	896	501	390	891	151	30%	5	1%
Depreciation and amortization	(100)	(141)	(241)	(8)	(297)	(305)	(92)	NM	64	(21)%
Restructuring and other charges	(34)	(8)	(42)	(4)	—	(4)	(30)	NM	(38)	NM
Inter-segment eliminations	(3)	4	1	(6)	8	2	3	(50)%	(1)	(50)%
Operating income	$515	$99	$614	$483	$101	$584	$32	7%	$30	5%
Revenues
Distribution revenue increased 26% for the three months ended March 31, 2018, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, distribution revenue increased 2%. On a pro forma combined basis, distribution revenue increased 2% for the three months ended March 31, 2018. For both as reported and pro forma results, the change is primarily due to an increase in contractual affiliate rates, partially offset by a decline in affiliate subscribers. On an as reported and pro forma combined basis for the three months ended March 31, 2018, total portfolio subscribers declined 5%, while subscribers to our fully distributed networks declined 3% for the same period.
Advertising revenue for the three months ended March 31, 2018 increased 55%, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, advertising revenue increased 4%. On a pro forma combined basis, advertising revenue increased 2% for the three months ended March 31, 2018. For both as reported and pro forma results, the change is primarily driven by continued monetization of our digital content offerings, and to a lesser extent, increases in volume, partially offset by lower audience delivery.
Other revenue increased $17 million for the three months ended March 31, 2018 due to the impact of the Transactions. Excluding the impact of the Transactions, other revenue decreased $3 million. On a pro forma combined basis, other revenue remained consistent with the prior period.
Costs of Revenues
Content expense was $275 million and $178 million for the three months ended March 31, 2018 and 2017, respectively. Costs of revenues increased 53% for the three months ended March 31, 2018, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, costs of revenues increased 3%. On a pro forma combined basis, costs of revenues increased 7% for the three months ended March 31, 2018. Pro forma content expense was $404 million and $386 million for the three months ended March 31, 2018 and 2017, respectively. For both as reported and pro forma amounts, the increase was primarily attributable to increased spending on content in the prior year that is amortizing in the current period, and to a lesser extent, increases in digital media production costs.
Selling, General and Administrative
Selling, general and administrative expenses increased 70% for the three months ended March 31, 2018, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, selling, general and administrative expenses were largely unchanged and decreased 1%. On a pro forma combined basis, selling, general and administrative expenses decreased 3% for the three months ended March 31, 2018 primarily due to decreased spending on marketing.
Adjusted OIBDA
Adjusted OIBDA increased 30% for the three months ended March 31, 2018, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, Adjusted OIBDA increased 3%, primarily driven by increases in advertising and distribution revenue, partially offset by increases in costs of revenues and selling, general and administrative expenses. On a pro forma combined basis, Adjusted OIBDA increased 1% for the three months ended March 31, 2018, primarily driven by increases in distribution and advertising revenue and decreases in selling, general, and administrative expenses, partially offset by increases in costs of revenues.
International Networks
The following table presents, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2018			2017			Actual Change		Pro Forma Combined Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenues:
Distribution	$537	$21	$558	$447	$27	$474	$90	20%	$84	18%
Advertising	385	69	454	282	81	363	103	37%	91	25%
Other	176	14	190	18	13	31	158	NM	159	NM
Total revenues	1,098	104	1,202	747	121	868	351	47%	334	38%
Costs of revenues, excluding depreciation and amortization	(727)	(51)	(778)	(381)	(64)	(445)	(346)	91%	(333)	75%
Selling, general and administrative	(234)	(27)	(261)	(172)	(34)	(206)	(62)	36%	(55)	27%
Adjusted OIBDA	137	26	163	194	23	217	(57)	(29)%	(54)	(25)%
Depreciation and amortization	(67)	(14)	(81)	(54)	(17)	(71)	(13)	24%	(10)	14%
Restructuring and other charges	(100)	(2)	(102)	(17)	—	(17)	(83)	NM	(85)	NM
Inter-segment eliminations	(1)	(3)	(4)	—	(7)	(7)	(1)	NM	3	(43)%
Operating income (loss)	$(31)	$7	$(24)	$123	$(1)	$122	$(154)	NM	$(146)	NM
Revenues
Distribution revenue for the three months ended March 31, 2018 increased 20%, mostly due to the impact of the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, distribution revenue increased 10% for the three months ended March 31, 2018. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, distribution revenue increased 9% for the three months ended March 31, 2018. For both as reported and pro forma results, the change is due to increases in digital revenue in Europe following further investment in sports content and contributions from content deliveries under licensing agreements in Asia in equivalent amounts. To a lesser extent, the increase was impacted by increases in contractual rates in Europe and Latin America that were partially offset by lower subscribers in Latin America and decreases in contractual rates in Asia Pacific.
Advertising revenue for the three months ended March 31, 2018 increased 37%, primarily due to the impact of the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, advertising revenue increased 11% for the three months ended March 31, 2018. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, advertising revenue increased 11% for the three months ended March 31, 2018. For both as reported and pro forma results, the change is primarily driven by increases in pricing and volume across key markets in Europe, including increases in ratings from coverage of the Olympics. The increase was partially offset by lower pricing and delivery in Latin America and Asia.

Other revenue for the three months ended March 31, 2018 increased $158 million. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, other revenue increased $145 million. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, other revenue increased $152 million for the three months ended March 31, 2018. For both as reported and pro forma results, the change is primarily due to sublicensing of Olympics sports rights to broadcast networks throughout Europe.
Costs of Revenues
Content rights expense excluding the impact of foreign currency fluctuations was $466 million and $264 million for the three months ended March 31, 2018 and 2017, respectively. Costs of revenues for the three months ended March 31, 2018 increased 91%, partially due to the impact of the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, costs of revenues increased 66% for the three months ended March 31, 2018. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, costs of revenues increased 58% for the three months ended March 31, 2018. Pro forma content rights expense was $492 million and $330 million for the three months ended March 31, 2018 and 2017, respectively. For both as reported and pro forma results, the change is primarily driven by increased spending on sports content, particularly the Olympics, and associated production costs and increased programming costs.
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2018 increased 36%, mostly due to the impact of the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, selling, general and administrative expenses increased 17% when compared with the prior year for the three months ended March 31, 2018. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 15% for the three months ended March 31, 2018. For both as reported and pro forma results, the change is primarily driven by Olympic-related expenses.
Adjusted OIBDA
Adjusted OIBDA decreased 29% for the three months ended March 31, 2018. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, Adjusted OIBDA decreased 37% when compared with the prior year. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, Adjusted OIBDA decreased 30% for the three months ended March 31, 2018. For both as reported and pro forma results, the change is primarily driven by increases in costs of revenues and selling, general and administrative expenses, partially offset by increases in revenues.
Education and Other
The following table presents, for our Education and Other segments, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2018	2017	% Change
Revenues	$35	$37	(5)%
Costs of revenues, excluding depreciation and amortization	(11)	(16)	(31)%
Selling, general and administrative	(21)	(27)	(22)%
Adjusted OIBDA	3	(6)	NM
Depreciation and amortization	(2)	(1)	100%
Restructuring and other charges	—	(1)	(100)%
Inter-segment eliminations	4	6	(33)%
Operating income (loss)	$5	$(2)	NM
Adjusted OIBDA for the three months ended March 31, 2018 increased $9 million, mostly due to lower expenses partially offset by lower revenues as a result of the sale of the Raw and Betty production studios on April 28, 2017.

Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended March 31,
	2018			2017			Actual Change		Pro Forma Combined Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenues	$—	$—	$—	$—	$—	$—	$—	—%	$—	—%
Costs of revenues, excluding depreciation and amortization	(1)	—	(1)	—	—	—	(1)	—%	(1)	—%
Selling, general and administrative	(94)	(23)	(117)	(86)	(29)	(115)	(8)	9%	(2)	2%
Adjusted OIBDA	(95)	(23)	(118)	(86)	(29)	(115)	(9)	(10)%	(3)	3%
Mark-to-market share-based compensation	(3)	(1)	(4)	(12)	(3)	(15)	9	(75)%	11	(73)%
Depreciation and amortization	(24)	(1)	(25)	(17)	(1)	(18)	(7)	41%	(7)	39%
Restructuring and other charges	(107)	(9)	(116)	(2)	—	(2)	(105)	NM	(114)	NM
Scripps Networks transaction and integration costs	(56)	56	—	—	—	—	(56)	—%	—	—%
Inter-segment eliminations	—	—	—	—	(1)	(1)	—	—%	1	(100)%
Operating loss	$(285)	$22	$(263)	$(117)	$(34)	$(151)	$(168)	NM	$(112)	74%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation and transaction and integration costs related to the acquisition of Scripps Networks.
Adjusted OIBDA decreased 10% for the three months ended March 31, 2018, partially due to increased personnel costs following the consolidation of Scripps Networks. Excluding the impact of the Transactions and foreign currency fluctuations, Adjusted OIBDA decreased 8% for the three months ended March 31, 2018. On a pro forma combined basis, Adjusted OIBDA decreased 3% for the three months ended March 31, 2018. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA decreased 2% for the three months ended March 31, 2018. For both as reported and pro forma results, the Adjusted OIBDA decrease was due to increases in selling, general and administrative driven by higher cloud network distribution costs and increased personnel for data analytics and information security.
Foreign Exchange Impacting Comparability
In addition to the Transactions, the impact of exchange rates on our business is an important factor in understanding period-to-period comparisons of our results. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. We believe the presentation of results on a constant currency basis (ex-FX), in addition to results reported in accordance with GAAP provides useful information about our operating performance because the presentation ex-FX excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of results on a constant currency basis should be considered in addition to, but not a substitute for, measures of financial performance reported in accordance with GAAP.
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2018 Baseline Rate”), and the prior year amounts translated at the same 2018 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies. Selling, general and administrative expense, as presented below, excludes mark-to-market based compensation and Scripps Networks transaction and integration costs due to their impact on comparability between periods.

The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2018	2017	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$1,051	$855	23%	18%
Advertising	1,012	687	47%	42%
Other	244	71	NM	NM
Total revenues	2,307	1,613	43%	37%
Costs of revenues, excluding depreciation and amortization	1,060	607	75%	64%
Selling, general and administrative	550	403	36%	31%
Adjusted OIBDA	$697	$603	16%	14%
The impact of foreign currency on the comparability of our financial results for International Networks for the three months ended March 31, 2018 is as follows (dollar amounts in millions).

	Three Months Ended March 31,
	2018	2017	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$537	$447	20%	11%
Advertising	385	282	37%	24%
Other	176	18	NM	NM
Total revenues	1,098	747	47%	35%
Costs of revenues, excluding depreciation and amortization	727	381	91%	74%
Selling, general and administrative	234	172	36%	24%
Adjusted OIBDA	$137	$194	(29)%	(32)%
FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the three months ended March 31, 2018, we funded our working capital needs primarily through cash flows from operations. As of March 31, 2018, we had $812 million of cash and cash equivalents on hand. We maintain an effective Registration Statement on Form S-3 that allows us to conduct registered offerings of securities, including debt securities, common stock and preferred stock. Access to sufficient capital from the public market is not assured.

•	Debt
On September 21, 2017, DCL issued $500 million principal amount of 2.200% senior notes due 2019, $1.20 billion principal amount of 2.950% senior notes due 2023, $1.70 billion principal amount of 3.950% senior notes due 2028, $1.25 billion principal amount of 5.000% senior notes due 2037, $1.25 billion principal amount of 5.200% senior notes due 2047 (collectively, the “Senior Fixed Rate Notes”) and $400 million principal amount of floating rate senior notes due 2019 (the “Senior Floating Rate Notes” and, together with the Senior Fixed Rate Notes, the “USD Notes”). Interest on the Senior Fixed Rate Notes is payable on March 20 and September 20 of each year. Interest on the Senior Floating Rate Notes is payable on March 20, June 20, September 20 and December 20 of each year. The USD Notes are fully and unconditionally guaranteed by the Company. On September 21, 2017, DCL also issued £400 million principal amount ($540 million at issuance based on the exchange rate of $1.35 per pound at September 21, 2017) of 2.500% senior notes due 2024 (the “Sterling Notes”). Interest on the Sterling Notes is payable on September 20 of each year. The proceeds received by DCL from the USD Notes and the Sterling Notes were net of a $11 million issuance discount and $57 million of debt issuance costs.

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
DCL used the proceeds from the offerings of the 2017 USD Notes and the 2016 USD Notes to repurchase $600 million aggregate principal amount of DCL's 5.05% senior notes due 2020 and 5.625% senior notes due 2019 in a cash tender offer. The repurchase resulted in a pretax loss on extinguishment of debt of $54 million for the three months ended March 31, 2017, which is presented as a separate line item on the Company's consolidated statements of operations and recognized as a component of financing cash outflows on the consolidated statements of cash flows. The loss included $50 million for premiums to par value, $2 million of non-cash write-offs of unamortized deferred financing costs, $1 million for the write-off of the original issue discount of these senior notes and $1 million accrued for other third-party fees.
Revolving Credit Facility
We have access to a $2.5 billion revolving credit facility, as amended on August 11, 2017. (See Note 6 to the accompanying consolidated financial statements). Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of March 31, 2018, the Company had outstanding borrowings under the revolving credit facility of $425 million at a weighted average interest rate of 3.14%. The revolving credit facility agreement provides for a maturity date of August 11, 2022 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement, as amended on August 11, 2017, continues to require DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and now requires a consolidated leverage ratio of financial covenant of 5.50 to 1.00, with step-downs to 5.00 to 1.00 in the first year after the closing of the acquisition of Scripps Networks and 4.50 to 1.00 in the second year after the closing. As of March 31, 2018, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Term Loans
On August 11, 2017, DCL entered into a three-year delayed draw tranche and a five-year delayed draw tranche unsecured term loan credit facility (the "Term Loans"), each with a principal amount of up to $1 billion. The term of each delayed draw loan commenced on March 6, 2018 when Discovery used these funds to finance a portion of the acquisition of Scripps Networks. As of March 31, 2018, the Company had an outstanding balance of $2 billion on the Term Loans.

•	Dispositions
On April 30, 2018, the Company sold an 87.5% controlling equity stake in its education business to Francisco Partners for cash of $120 million, subject to working capital adjustments. No loss occurred upon sale. The Company retained a 12.5% equity interest in the business. Additionally, the Company will have ongoing license agreements which are considered to be at fair value. (See Note 2 to the accompanying consolidated financial statements.)

•	Real Estate Strategy and Relocation of Global Headquarters
On January 9, 2018, the Company issued a press release announcing a new real estate strategy with plans to relocate the Company's global headquarters from Silver Spring, Maryland to New York City in 2019. As of March 31, 2018, we did not meet the held for sale classification criteria, as defined in GAAP, as it is uncertain that the sale of the Silver Spring property will be completed within the next twelve months.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Investments and Business Combinations
Scripps Networks Acquisition
On March 6, 2018, Discovery merged with Scripps Networks pursuant to the Agreement and Plan of Merger by and among Discovery, Scripps Networks and Skylight Merger Sub, Inc.; dated July 30, 2017 (the "acquisition of Scripps Networks"). The Company elected to exercise in full the cash top-up option. The acquisition of Scripps Networks consideration consisted of (i) for Scripps Networks shareholders who did not make an election or elected the mixed consideration, $65.82 in cash and 1.0584 shares of Discovery Series C common stock for each Scripps Networks share, (ii) for Scripps Networks shareholders that elected the cash consideration, $90.00 in cash for each Scripps Networks share and (iii) for Scripps Networks shareholders that elected the stock consideration, 3.9392 shares of Discovery Series C common stock for each Scripps Networks share, subject to the terms and conditions set forth in the acquisition of Scripps Networks Agreement.
The acquisition of Scripps Networks consideration for the acquisition totaled $12 billion, including cash of $8.8 billion and stock of $3.2 billion based on share prices as of March 6, 2018.
In addition, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.75% senior notes due 2019, 2.80% senior notes due 2020, 3.5% senior notes due 2022, 3.9% senior notes due 2024, and 3.950% senior notes due 2025. On April 3, 2018, the Company completed a transaction in which most of Scripps Network outstanding debt was exchanged for Discovery senior notes. In connection with that transaction, Scripps Networks Interactive, Inc., a wholly-owned subsidiary of the Company, fully and unconditionally guaranteed the Discovery senior notes.
Other Investments
Our uses of cash have included investment in equity method investments and cost method investments (see Note 3 to the accompanying consolidated financial statements). We provide funding to our investees from time to time. During the three months ended March 31, 2018, the Company invested $17 million in limited liability companies that sponsor renewable energy projects related to solar energy. The Company has $3 million of future funding commitments for these investments as of March 31, 2018.
Redeemable Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $419 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. (See Note 8 to the accompanying consolidated financial statements).

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in Note 18 to the accompanying consolidated financial statements.

•	Common Stock Repurchases
The Company's the stock repurchase program, which authorized management to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors, expired on October 8, 2017, and we have not repurchased any shares of common stock since then. As of March 31, 2018, the Company had repurchased 3 million and 164 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $6.6 billion, respectively. We have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future, we may also choose to fund stock repurchases through borrowings under our revolving credit facility and future financing transactions. (See Note 9 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the three months ended March 31, 2018 and March 31, 2017, we made cash payments of $44 million and $199 million for income taxes and interest on our outstanding debt, respectively.

•	Long term debt
We have $1.8 billion of outstanding senior notes coming due in 2019. (See Note 6 to the accompanying consolidated financial statements.)

•	Restructuring and Other
Our uses of cash include restructuring costs related to management changes and cost reduction efforts, including employee terminations and content contract terminations. These changes are intended to enable us to more efficiently operate in a leaner and more directed cost structure and invest in growth initiatives, including digital services and content creation. As of March 31, 2018, we have restructuring liabilities of $156 million related to employee terminations. (See Note 20 to the accompanying consolidated financial statements). We expect to incur additional restructuring and integration expenses related to employee and contract terminations, relocation from the Company's Silver Spring headquarters to New York City, and costs related to content.

•	Share-Based Compensation
We expect to continue to make payments for vested cash-settled share-based awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations which are primarily affected by changes in our stock price or changes in the number of awards outstanding. As of March 31, 2018, liabilities totaled $29 million for outstanding liability-classified share-based compensation awards, of which $18 million was classified as current. (See Note 12 to the accompanying consolidated financial statements.)
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents, beginning of period	$7,309	$300
Cash provided by operating activities	160	255
Cash used in investing activities	(8,675)	(224)
Cash provided by (used in) financing activities	2,019	(84)
Effect of exchange rate changes on cash and cash equivalents	(1)	20
Net change in cash and cash equivalents	(6,497)	(33)
Cash and cash equivalents, end of period	$812	$267
Operating Activities
Cash provided by operating activities decreased $95 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease was attributable to $133 million in cash paid for interest on debt issued to finance the Scripps Networks acquisition, declines in working capital due to cash paid for restructuring, integration, content and other payables, partially offset by changes in foreign currency and the cash impact of operations from the Transactions.
Investing Activities
Cash flows used in investing activities increased $8.5 billion for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily attributable to the Scripps Networks acquisition (see Note 2).
Financing Activities
Cash flows provided by financing activities increased $2.1 billion for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily attributable to $2 billion in proceeds from term loans used to finance the Scripps Networks acquisition and to a lesser extent a decrease in repurchases of stock of $200 million.

Capital Resources
As of March 31, 2018, capital resources were comprised of the following (in millions).

	March 31, 2018
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$812	$—	$—	$812
Revolving credit facility	2,500	1	425	2,074
Term loans	2,000	—	2,000	—
Senior notes(a)	16,822	—	16,822	—
Program financing line of credit	26	—	22	4
Total	$22,160	$1	$19,269	$2,890

(a) Interest on the senior notes is paid annually, semi-annually or quarterly. Our senior notes outstanding as of March 31, 2018 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2047.
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
As of March 31, 2018, we held $187 million of our $812 million of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act enacted on December 22, 2017 featured a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. (See Note 18 to the accompanying consolidated financial statements.)
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily Liberty Global, Liberty Broadband, our equity method investees and minority partners of our consolidated subsidiaries. (See Note 17 to the accompanying consolidated financial statements.) From time to time, we also enter into equity-related transactions and repurchases with Advance/Newhouse. (See Note 9 to the accompanying consolidated financial statements.)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2017. For a discussion of each of our critical accounting policies listed below, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in the 2017 Form 10-K:
•Revenue recognition;
•Goodwill and intangible assets;
•Income taxes;
•Content rights;
•Share-based compensation; and
•Equity and cost method investments.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the three months ended March 31, 2018. (See Note 1 to the accompanying consolidated financial statements.)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2017 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2017.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On March 6, 2018, the Company acquired Scripps Networks (see Note 2 to the accompanying consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended March 31, 2018, except as noted above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2017 Form 10-K. Our risk factors have not changed materially since December 31, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended March 31, 2018.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
January 1, 2018 - January 31, 2018	—	$—	—	$—
February 1, 2018 - February 28, 2018	—	$—	—	$—
March 1, 2018 - March 31, 2018	—	$—	—	$—
Total	—	$—	—	$—

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.                (b) Under the stock repurchase program, management was authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The Company's authorization under the program expired on October 8, 2017 and we have not repurchased any shares of common stock since then. We historically have funded and in the future may fund stock repurchases through a combination of cash on hand and cash generated by operations and the issuance of debt. In the future, if further authorization is provided, we may also choose to fund stock repurchases through borrowings under our revolving credit facility or future financing transactions. The Company began its stock repurchase program on August 3, 2010.
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C-1 convertible preferred stock convertible into a number of shares of Series C common stock. We did not convert any shares of Series C-1 convertible preferred stock during the three months ended March 31, 2018. There are no planned repurchases of Series C-1 convertible preferred stock for the second quarter of 2018 as there were no repurchases of Series A or Series C common stock during the the three months ended March 31, 2018.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Form of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-4 (SEC File No. 333-151586 (“Amendment No. 2”))

3.2	Amendment to the Certificate of Incorporation, dated as of March 6, 2018 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 6, 2018 (SEC File No. 001-34177))

4.1
Fourteenth Supplemental Indenture, dated as of April 2, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 4, 2018 (SEC File No. 001-34177))

4.2
Fifteenth Supplemental Indenture, dated as of April 3, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 4, 2018 (SEC File No. 001-34177))

4.3
Registration Rights Agreement, dated as of April 3, 2018, among Discovery Communications, LLC, Discovery, Inc. and Goldman Sachs & Co. LLC, as Dealer Manager (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 4, 2018 (SEC File No. 001-34177))

10.1	Second Amendment to Employment Agreement, dated as of February 9, 2018, between Bruce Campbell and Discovery Communications, LLC (filed herewith)*

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (v) Consolidated Statement of Equity for the three months ended March 31, 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: May 10, 2018	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 10, 2018	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Form of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-4 (SEC File No. 333-151586 (“Amendment No. 2”))

3.2	Amendment to the Certificate of Incorporation, dated as of March 6, 2018 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 6, 2018 (SEC File No. 001-34177))

4.1
Fourteenth Supplemental Indenture, dated as of April 2, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 4, 2018 (SEC File No. 001-34177))

4.2
Fifteenth Supplemental Indenture, dated as of April 3, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 4, 2018 (SEC File No. 001-34177))

4.3
Registration Rights Agreement, dated as of April 3, 2018, among Discovery Communications, LLC, Discovery, Inc. and Goldman Sachs & Co. LLC, as Dealer Manager (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 4, 2018 (SEC File No. 001-34177))

10.1	Second Amendment to Employment Agreement, dated as of February 9, 2018, between Bruce Campbell and Discovery Communications, LLC (filed herewith)*

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March

31, 2018 and 2017, (v) Consolidated Statement of Equity for the three months ended March 31, 2018, and (vi) Notes to Consolidated Financial Statements.