Form 10-Q
period 2018-06-30
Discovery, Inc.
filed 2018-08-08
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of July 31, 2018:

Series A Common Stock, par value $0.01 per share	156,245,469
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	359,666,216

DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$392	$7,309
Receivables, net	2,747	1,838
Content rights, net	358	410
Prepaid expenses and other current assets	409	434
Total current assets	3,906	9,991
Noncurrent content rights, net	3,258	2,213
Property and equipment, net	784	597
Assets held for sale	68	—
Goodwill, net	13,119	7,073
Intangible assets, net	10,368	1,770
Equity method investments, including note receivable (See Note 3)	1,023	335
Other noncurrent assets	966	576
Total assets	$33,492	$22,555
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$300	$277
Accrued liabilities	1,473	1,309
Deferred revenues	277	255
Current portion of debt	646	30
Total current liabilities	2,696	1,871
Noncurrent portion of debt	17,683	14,755
Deferred income taxes	1,968	319
Other noncurrent liabilities	1,109	587
Total liabilities	23,456	17,532
Commitments and contingencies (See Note 17)
Redeemable noncontrolling interests	410	413
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 authorized; 8 shares issued	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 authorized; 6 shares issued	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 159 and 157 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 524 and 383 shares issued	5	4
Additional paid-in capital	10,590	7,295
Treasury stock, at cost	(6,737)	(6,737)
Retained earnings	4,867	4,632
Accumulated other comprehensive loss	(790)	(585)
Total Discovery, Inc. stockholders' equity	7,936	4,610
Noncontrolling interests	1,690	—
Total equity	9,626	4,610
Total liabilities and equity	$33,492	$22,555
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Distribution	$1,186	$857	$2,237	$1,712
Advertising	1,563	805	2,575	1,492
Other	96	83	340	154
Total revenues	2,845	1,745	5,152	3,358
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	995	634	2,055	1,241
Selling, general and administrative	687	389	1,296	804
Depreciation and amortization	410	80	603	160
Restructuring and other charges	187	8	428	32
(Gain) loss on disposition	(84)	4	(84)	4
Total costs and expenses	2,195	1,115	4,298	2,241
Operating income	650	630	854	1,117
Interest expense	(196)	(91)	(373)	(182)
Loss on extinguishment of debt	—	—	—	(54)
Loss from equity investees, net	(40)	(42)	(62)	(95)
Other expense, net	(47)	(24)	(69)	(37)
Income before income taxes	367	473	350	749
Income tax expense	(123)	(93)	(103)	(148)
Net income	244	380	247	601
Net income attributable to noncontrolling interests	(23)	—	(28)	—
Net income attributable to redeemable noncontrolling interests	(5)	(6)	(11)	(12)
Net income available to Discovery, Inc.	$216	$374	$208	$589
Net income per share allocated to Discovery, Inc. Series A, B and C common stockholders:
Basic	$0.30	$0.65	$0.31	$1.02
Diluted	$0.30	$0.64	$0.31	$1.01
Weighted average shares outstanding:
Basic	523	384	473	387
Diluted	712	578	661	583
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$244	$380	$247	$601
Other comprehensive (loss) income adjustments, net of tax:
Currency translation	(206)	91	(203)	159
Available-for-sale securities	—	5	—	4
Derivatives	29	(9)	24	(17)
Comprehensive income	67	467	68	747
Comprehensive income attributable to noncontrolling interests	(23)	—	(28)	—
Comprehensive income attributable to redeemable noncontrolling interests	(5)	(6)	(11)	(13)
Comprehensive income attributable to Discovery, Inc.	$39	$461	$29	$734
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$247	$601
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	49	22
Depreciation and amortization	603	160
Content rights expense and impairment	1,660	910
(Gain) loss on disposition	(84)	4
Equity in losses of equity method investee companies, net of cash distributions	95	100
Deferred income taxes	(80)	(88)
Loss on extinguishment of debt	—	54
Other, net	25	16
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(176)	(249)
Content rights and payables, net	(1,583)	(947)
Accounts payable and accrued liabilities	(68)	(151)
Income taxes receivable and prepaid income taxes	(42)	32
Foreign currency and other, net	70	(21)
Cash provided by operating activities	716	443
Investing Activities
Business acquisitions, net of cash acquired	(8,565)	—
Payments for investments	(48)	(270)
Proceeds from dispositions, net of cash disposed	107	29
Purchases of property and equipment	(82)	(78)
Distributions from equity method investees	—	18
Proceeds from derivative instruments, net	1	5
Other investing activities, net	4	3
Cash used in investing activities	(8,583)	(293)
Financing Activities
Commercial paper borrowings, net	579	25
Borrowings under revolving credit facility	—	350
Principal repayments of revolving credit facility	(50)	(200)
Borrowings under term loan facilities	2,000	—
Principal repayments of term loans	(1,500)	—
Borrowings from debt, net of discount and including premiums	—	659
Principal repayments of debt, including discount payment and premiums to par value	—	(650)
Principal repayments of capital lease obligations	(25)	(19)
Repurchases of stock	—	(501)
Cash settlement of common stock repurchase contracts	—	58
Distributions to noncontrolling interests and redeemable noncontrolling interests	(59)	(20)
Share-based plan proceeds, net	26	11
Borrowings under program financing line of credit	23	—
Other financing activities, net	(17)	(8)
Cash provided by (used in) financing activities	977	(295)
Effect of exchange rate changes on cash and cash equivalents	(27)	51
Net change in cash and cash equivalents	(6,917)	(94)
Cash and cash equivalents, beginning of period	7,309	300
Cash and cash equivalents, end of period	$392	$206
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2017	14	$—	547	$5	$7,295	$(6,737)	$4,632	$(585)	$4,610	$—	$4,610
Cumulative effect of accounting changes (See Note 1)	—	—	—	—	—	—	33	(26)	7	—	7
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	208	—	208	28	236
Other comprehensive loss	—	—	—	—	—	—	—	(179)	(179)	—	(179)
Share-based compensation	—	—	—	—	52	—	—	—	52	—	52
Tax settlements associated with share-based compensation	—	—	—	—	(17)	—	—	—	(17)	—	(17)
Issuance of stock and noncontrolling interest in connection with the acquisition of Scripps Networks Interactive, Inc. ("Scripps Networks")	—	—	139	1	3,217	—	—	—	3,218	1,700	4,918
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(38)	(38)
Issuance of stock in connection with share-based plans	—	—	4	—	43	—	—	—	43	—	43
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(6)	—	(6)	—	(6)
June 30, 2018	14	$—	690	$6	$10,590	$(6,737)	$4,867	$(790)	$7,936	$1,690	$9,626
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including pay-television ("pay-TV"), free-to-air ("FTA") and broadcast, various digital distribution platforms and content licensing agreements. The Company also operates a portfolio of digital direct-to-consumer products and production studios. As further discussed in Note 2, on March 6, 2018, the Company acquired Scripps Networks Interactive, Inc. ("Scripps Networks") and changed its name from "Discovery Communications, Inc." to "Discovery, Inc." The Company presents the following business units: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting principally of international television networks and digital content services; and Education and Other, consisting of a production studio and previously consolidated curriculum-based product and service offerings. (See Note 2.) Financial information for Discovery’s reportable segments is discussed in Note 18.
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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually re-evaluates its estimates, judgments and assumptions, and management’s evaluation could change as actual results may differ materially from those estimates. These estimates are sometimes complex, sensitive to changes in assumptions and may require fair value determinations using Level 3 fair value measurements. Estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, share-based compensation, defined benefit plans, income taxes, other financial instruments, contingencies and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.
Preferred Stock Exchange
Pursuant to the Preferred Share Exchange Agreement (the "Exchange Agreement") with Advance/Newhouse Programming Partnership ("Advance/Newhouse") on July 30, 2017, Discovery agreed to issue newly designated shares of Series A-1 and Series C-1 preferred stock in exchange for all outstanding shares of Discovery's Series A and Series C convertible participating preferred stock (see Note 9), historical basic and diluted earnings per share available to Series C-1 preferred stockholders, previously Series C preferred stockholders, has changed. The transactions contemplated by the Exchange Agreement were completed on August 7, 2017. Prior to the Exchange Agreement, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each share of Series C preferred stock. Following the exchange, the Series C-1 preferred stock is convertible into Series C common stock at a conversion rate of 19.3648 shares of Series C common stock for each share of Series C-1 preferred stock. As such, the Company has retrospectively recast basic and diluted earnings per share information for Series C preferred stock for the three and six months ended June 30, 2017 in order to conform with per share earnings that would have been available consistent with the ratios provided for the Series C-1 preferred stock. (See Note 14.) The

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Exchange Agreement did not impact historical basic and diluted earnings per share attributable to the Company's Series A, B and C common stockholders.
The table below sets forth the impact of the preferred stock modification to the Company's calculated basic earnings per share for the three and six months ended June 30, 2017.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Pre-Exchange: Basic net income per share available to:
Series A, B and C common stockholders	$0.65	$1.02
Series C-1 convertible preferred stockholders	$1.30	$2.04

Post-Exchange: Basic net income per share available to:
Series A, B and C common stockholders	$0.65	$1.02
Series C-1 convertible preferred stockholders	$12.54	$19.65

Accounting and Reporting Pronouncements Adopted
Recognition and Measurement of Financial Instruments ("ASU 2016-01")
On January 1, 2018, the Company adopted new guidance that enhances the reporting model for financial instruments. The new guidance impacted the financial statements as follows:

•
Gains and losses on common stock investments with readily determinable fair values are now recorded in other expense, net. Previously, the Company recorded these gains and losses in other comprehensive income ("OCI"). The Company adopted this guidance on a modified retrospective basis and recorded a transition adjustment to reclassify accumulated other comprehensive income to retained earnings of $26 million, net of tax, as of January 1, 2018. The new guidance eliminates the available-for-sale ("AFS") classification for common stock investments. (See Note 3 and Note 9.)

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

•
For equity interests without readily determinable fair values previously accounted for under the cost method, the Company has elected to apply the "measurement alternative" prospectively. Under this election, investments are recorded at cost, less impairment, adjusted for subsequent observable price changes as of the date that an observable transaction takes place. The Company will recognize observable price changes as adjustments to fair values of these investments as a component of other expense, net. (See Note 3 and Note 4.) In addition, companies are required to perform a qualitative assessment each reporting period to identify impairments under a single-step model. When a qualitative assessment indicates that an impairment exists, the Company will need to estimate the fair value of the investment and recognize in current earnings an impairment loss equal to the difference between the fair value and the carrying amount of the equity investment.

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and ASU 340-40, Other Assets and Deferred Costs ("Topic 606"), which updates numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance also addresses the accounting for costs incurred as part of obtaining or fulfilling a contract with a customer. The guidance in this Subtopic requires that costs of obtaining a contract be recognized as an asset and amortized as goods and services are transferred to the customer, as long as the costs are expected to be recovered.
On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Following the modified retrospective approach for the adoption of this accounting guidance, the Company recorded an increase to opening retained earnings of $7 million as of January 1, 2018, due to the cumulative impact of adopting Topic 606. The

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

impact relates to the capitalization of sales commissions for long-term education-based services for our Education Business, which was disposed of as of April 30, 2018. (See Note 2.) For the three and six months ended June 30, 2018, the total amortization of capitalized sales commissions recorded as a component of cost of revenues was immaterial. There was no impact to revenue as a result of applying Topic 606 for the three and six months ended June 30, 2018. (See Note 11.)
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
Clarifying the Definition of a Business
On January 1, 2018, the Company adopted new FASB guidance that amends the definition of a business and provides a threshold which must be considered to determine whether a transaction is an acquisition (or disposal) of an asset or a business. Under the previous accounting guidance, the minimum inputs and processes required for a “set” of assets and activities to meet the definition of a business was not specified. That lack of clarity led to broad interpretations of the definition of a business. Under the new guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. This guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in the revenue recognition guidance.
Compensation - Retirement Benefits
On March 10, 2017, the FASB issued new accounting guidance related to the presentation of net periodic pension costs and net periodic postretirement benefit costs, which requires employers sponsoring postretirement benefit plans to disaggregate the service cost component from the other components of net benefit cost. The standard also provides explicit guidance on how to present the service cost and other components of net benefit cost in the statement of operations and allows only the service cost component of net benefit cost to be eligible for capitalization. In conjunction with the acquisition of Scripps Networks, the Company evaluated the accounting for the Scripps Networks qualified defined benefit pension plan ("Pension Plan") and the Scripps Networks non-qualified unfunded Supplemental Executive Retirement Plan ("SERP"). As the Pension Plan was frozen effective December 31, 2009 and the Plan sponsor no longer grants credits to participants for service costs, the updated guidance on service costs is not applicable. The presentation as required by this guidance is reflected within the employee benefit plans footnote disclosures. (See Note 12.)
Accounting and Reporting Pronouncements Not Yet Adopted
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued updated guidance which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act ("TCJA") to retained earnings for each period in which the effect of the change is recorded. The update also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the pronouncement will have on our consolidated financial statements.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued significant amendments to hedge accounting which expand the eligibility for hedge accounting to more financial and nonfinancial hedging strategies. The guidance is intended to align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. In addition, the guidance amends the presentation and disclosure requirements and changes how companies assess effectiveness. The updated guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt the new guidance in the third quarter of 2018 with an effective date of January 1, 2018. Upon adoption, the Company will switch from the forward method to the spot method to assess hedge effectiveness for cross-currency swaps by de-designating and re-designating its net investment hedging relationships. The Company believes the spot method is an improved method for assessing effectiveness as it better matches the spot rate changes of the net investment. The Company will exclude the portion of the change in fair value related to cross-currency basis spreads from the assessment of hedge effectiveness and will amortize the excluded component into earnings over the life of the derivative. Previous gains and losses

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

incurred under the forward method will remain in other comprehensive (loss) income under the currency translation adjustments component and will be reclassified to earnings when the net investment is sold or liquidated. The Company does not anticipate that the new standard will have a material impact on our consolidated financial statements, including the cumulative-effect adjustment required upon adoption.
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
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, more than 96% of distribution revenue comes from the Company's largest 10 distributors in the U.S. For the International Networks segment, approximately 39% of distribution revenue comes from the Company's largest 10 distributors outside of the U.S. Agreements in place with the 10 largest cable and satellite operators in the U.S. Networks and International Networks expire at various times from 2018 through 2024. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three and six months ended June 30, 2018 or 2017. As of June 30, 2018 and December 31, 2017, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk. The Company performs periodic

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of June 30, 2018, the Company did not anticipate nonperformance by any of its counterparties.
Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks by evaluating and monitoring the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. In connection with the Company's economic hedge of certain investments classified as common stock investments with readily determinable fair value, the Company has pledged shares as collateral to the derivative counterparty. (See Note 3.) The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. As of June 30, 2018, $3 million of collateral has been posted by the Company under these arrangements and classified as other noncurrent assets in the consolidated balance sheets. As of June 30, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $58 million. (See Note 4.)
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Scripps Networks
On March 6, 2018, Discovery acquired Scripps Networks pursuant to the Agreement and Plan of Merger (the "Merger Agreement") by and among Discovery, Scripps Networks and Skylight Merger Sub, Inc. dated July 30, 2017 (the "acquisition of Scripps Networks"). The acquisition of Scripps Networks allows the Company to offer complementary brands with an extensive library of original programming to consumers and to create a scale player with the ability to compete for audiences and advertising revenue. The acquisition is intended to extend Scripps Networks' content to a broader international audience through Discovery's global distribution infrastructure. Finally, the acquisition of Scripps Networks is expected to create cost synergies for the Company.
The consideration paid for the acquisition of Scripps Networks consisted of (i) for Scripps Networks shareholders that did not make an election or elected to receive the mixed consideration, $65.82 in cash and 1.0584 shares of Discovery Series C common stock for each Scripps Networks share, (ii) for Scripps Networks shareholders that elected to receive the cash consideration, $90.00 in cash for each Scripps Networks share, (iii) for Scripps Networks shareholders that elected to receive the stock consideration, 3.9392 shares of Discovery Series C common stock for each Scripps Networks share, subject to the terms and conditions set forth in the Merger Agreement and (iv) transaction costs that Discovery paid for costs incurred by Scripps Networks in conjunction with the acquisition. The following table summarizes the components of the aggregate consideration paid for the acquisition of Scripps Networks (in millions of dollars and shares, except for per share amounts, share conversion ratio and stock option conversion ratio) as of March 6, 2018.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Scripps Networks equity
Scripps Networks shares outstanding	131
Cash consideration per Scripps Networks share	$65.82
Cash portion of consideration	$8,590

Scripps Networks shares outstanding	131
Share conversion ratio per Scripps Networks share	1.0584
Discovery Series C common stock	138
Discovery Series C common stock price per share	$23.01
Equity portion of consideration	$3,179

Shares awarded under Scripps Networks share-based compensation programs	3
Scripps Networks share-based compensation awards converting to cash	2
Average cash consideration per share awarded less applicable exercise price	$46.90
Cash portion of consideration	$88

Scripps Networks share-based compensation awards	1
Share-based compensation conversion ratio (based on intrinsic value per award)	3
Discovery Series C common stock issued (1) or share-based compensation converted (2)	3
Average equity value (intrinsic value of Discovery Series C common stock or options to be issued)	$15.19
Share-based compensation equity value	$51
Less: post-combination compensation expense	$(12)
Equity portion of consideration	$39

Scripps Networks transaction costs paid by Discovery	$117

Total consideration paid	$12,013
Balances reflect rounding of dollar and share amounts to millions, which may result in differences for recalculated standalone amounts compared with the amounts presented above.
The Company applied the acquisition method of accounting to Scripps Networks' business, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects workforce and synergies expected from cost savings, operations and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of this acquisition has been provisionally allocated to the U.S. Networks and International Networks reportable segments in the amounts of $5.6 billion and $600 million, respectively, and is not amortizable for tax purposes.
The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets, principally intangibles, equity method investments, contingent liabilities and income taxes. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of equity interests previously held by Scripps Networks was determined using the discounted cash flow and market value methods. The fair value for trade-names and trademarks was determined using an income approach based on the relief from royalty method; the remaining intangibles were determined using an income approach based on the excess earnings method. The fair value of interest-bearing debt was determined using publicly-traded prices. For the fair value estimates, the Company used: (i) projected discounted cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings and (iv) attrition rates, as relevant, that market participants would consider when estimating fair values. As the Company continues to finalize the fair value of assets acquired and liabilities assumed, purchase price adjustments have been recorded and additional purchase price adjustments may be recorded during the measurement period. The Company reflects measurement period adjustments in the period in which the adjustments occur. The current period adjustments result from receipt of additional financial projections associated with certain equity method investments, contingent liability estimates and true-ups for estimated working capital balances. These adjustments did not impact the Company's statements of operations. The preliminary

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

fair value of assets acquired and liabilities assumed, measurement period adjustments, as well as a reconciliation to consideration paid is presented in the table below (in millions).

	Preliminary March 6, 2018	Measurement Period Adjustments	Updated Preliminary March 6, 2018
Accounts receivable	$783	$—	$783
Other current assets	421	(24)	397
Content rights	1,088	—	1,088
Property and equipment	315	—	315
Goodwill	6,003	213	6,216
Intangible assets	9,175	—	9,175
Equity method investments, including note receivable	870	(132)	738
Other noncurrent assets	111	35	146
Current liabilities assumed	(494)	(133)	(627)
Debt assumed	(2,481)	—	(2,481)
Deferred income taxes	(1,695)	8	(1,687)
Other noncurrent liabilities	(383)	33	(350)
Noncontrolling interests	(1,700)	—	(1,700)
Total consideration paid	$12,013	$—	$12,013

The table below presents a summary of intangible assets acquired and weighted average estimated useful life of these assets.

	Fair Value	Weighted Average Useful Life in Years
Trademarks and trade names	$1,225	10
Advertiser relationships	4,995	10
Advertising backlog	280	1
Affiliate relationships	2,455	12
Broadcast licenses	220	6
Total intangible assets acquired	$9,175

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

OWN
On November 30, 2017, the Company acquired from Harpo, Inc. ("Harpo") a controlling interest in the Oprah Winfrey Network ("OWN"), increasing Discovery’s ownership from 49.50% to 73.75%. OWN is a pay-TV network and website that provides adult lifestyle and entertainment content, which is focused on African American viewers. Discovery paid $70 million in cash and recognized a gain of $33 million to account for the difference between the carrying value and the fair value of the previously held 49.50% equity method investment. The fair value of the equity interest in the network is subject to the impact of the note payable to Discovery. Discovery consolidated OWN under the VIE consolidation model upon closing of the transaction. Following the acquisition of the incremental equity interest and change to governance provisions, the Company has determined that it is now the primary beneficiary of OWN as Discovery obtained control of the Board of Directors and operational rights that significantly impact the economic performance of the business such as programming and marketing, and selection of key personnel. As a result, the accounting for OWN was changed from an equity method investment to a consolidated subsidiary. As the primary beneficiary, Discovery includes OWN's assets, liabilities and results of operations in the Company's consolidated financial statements. As of June 30, 2018, the carrying amounts of assets and liabilities of the consolidated VIE were $740 million and $276 million, respectively.
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
The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of contingent liabilities. The Company used DCF analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of intangibles was determined using an income approach based on the excess earnings method. For the fair value estimates, the Company used: (i) projected discounted cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings and (iv) attrition rates, as relevant, that market participants would consider when estimating fair values. The Company will reflect measurement period adjustments, if any, in the period in which the adjustment occurs. The preliminary fair value of assets acquired and liabilities assumed, as well as a reconciliation to cash consideration transferred is presented in the table below (in millions).

Preliminary November 30, 2017
Intangible assets	$295
Content rights	176
Accounts receivable	84
Other assets	26
Other liabilities	(230)
Net assets acquired	$351
Goodwill	136
Remeasurement gain on previously held equity interest	(33)
Carrying value of previously held equity interest	(329)
Redeemable noncontrolling interest	(55)
Cash consideration transferred	$70
Harpo has the right to require the Company to purchase its remaining noncontrolling interest in OWN during 90-day windows beginning on July 1, 2018 and every two and half years thereafter through January 1, 2026. As Harpo’s put right is outside the Company's control, Harpo’s noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. (See Note 8.) As of the issuance date of these financial statements, Harpo has not exercised its put right.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Enthusiast Network, Inc.
On September 25, 2017, the Company contributed its linear cable network focused on cars and motor sports, Velocity, to a new joint venture Motor Trend Group, LLC ("MTG") formally VTEN with GoldenTree Asset Management L.P. ("GoldenTree"). GoldenTree's contributions to the joint venture included businesses from The Enthusiast Network, Inc. ("TEN"), primarily MotorTrend.com, the Motor Trend YouTube channel and the Motor Trend OnDemand OTT service. TEN did not contribute its print businesses to the joint venture. The joint venture has a portfolio of digital content, social groups, live events and original content focused on the automotive audience. In exchange for their contributions, Discovery and GoldenTree received 67.5% and 32.5% ownership of the new joint venture, respectively.
Upon the closing of the transaction, Discovery consolidated the joint venture under the voting interest consolidation model. As the Company controlled Velocity and continues to control Velocity after the transaction, the change in the value of the Company's ownership interest was accounted for as an equity transaction and no gain or loss was recognized in the Company's consolidated statements of operations, but was reflected as a component of additional paid-in capital in the consolidated statement of equity. The Company applied the acquisition method of accounting to TEN's contributed businesses, whereby the excess of the fair value of the contributed business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce and synergies expected from broader exposure to the automotive entertainment sector. The goodwill recorded as part of this acquisition is included in the U.S. Network reportable segment and is not amortizable for tax purposes. Intangible assets primarily consist of trade names, licensing agreements and customer relationships with a weighted average estimated useful life of 16 years.
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
Discovery has a fair value call right exercisable during 30-day windows beginning on each of March 25, 2021, September 25, 2022 and March 25, 2024, that requires Discovery to either purchase all of GoldenTree's noncontrolling 32.5% interest in the joint venture at fair value or participate in an initial public offering for the joint venture. GoldenTree's 32.5% noncontrolling interest in the joint venture is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. The opening balance sheet value of redeemable noncontrolling interest recognized upon closing was $82 million based on GoldenTree's ownership interest in the book value of Velocity and fair value of GoldenTree's contribution. The balance was subsequently increased by $38 million to adjust the redemption value to fair value of $120 million. (See Note 8.)
Other
On March 2, 2018, the Company acquired a sports broadcaster in Turkey for $5 million. On September 1, 2017, the Company exercised its call right for the remaining outstanding equity in an equity method investment in a FTA company in Poland for $4 million. The operations of these entities were consolidated upon their acquisition dates.
Pro Forma Financial Information
The following unaudited pro forma information has been presented as if the acquisition of Scripps Networks occurred on January 1, 2017 and the OWN and MTG transactions occurred on January 1, 2016. The information is based on the historical results of operations of the acquired businesses, adjusted for:

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.
The exclusion of acquisition-related costs incurred during the six months ended June 30, 2018 and allocation of all acquisition-related costs to the six months ended June 30, 2017 (no adjustments required for the three months ended June 30, 2018 or 2017).

4.	Associated tax-related impacts of adjustments; and

5.	Changes to align accounting policies
The pro forma results do not necessarily represent what would have occurred if the transactions had taken place on January 1, 2017 for Scripps Networks or January 1, 2016 for OWN or MTG, nor do they represent the results that may occur in the future. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis (in millions). The following table presents the Company's pro forma combined revenues and net income (in millions, except per share value).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$2,845	$2,769	$5,774	$5,338
Net income available to Discovery, Inc.	260	424	348	583
Net income per share - basic	0.36	0.59	0.48	0.81
Net income per share - diluted	0.36	0.59	0.48	0.81
Impact of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents their revenue and earnings as reported within the consolidated financial statements (in millions).

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues:
Distribution	$286	$394
Advertising	742	986
Other	38	66
Total revenues	$1,066	$1,446
Net income available to Discovery, Inc.	$78	$28
Dispositions
Education Business
On April 30, 2018, the Company sold an 88% controlling equity stake in its Education Business to Francisco Partners for a sale price of $113 million. The Company recorded a gain of $84 million based on net assets disposed of $44 million, including $40 million of goodwill. The impact of the Education Business on the Company's income before income taxes was a loss of $5 million and $6 million for the three and six months ended June 30, 2018, respectively. Discovery retained a 12% ownership interest in the Education Business, which is accounted for as an equity method investment. (See Note 3.) Discovery has long-term trade name license agreements with the Education Business that are royalty arrangements at fair value.
Raw and Betty Studios, LLC
On April 28, 2017, the Company sold Raw and Betty to All3Media. All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting. The Company recorded a loss of $4 million for the disposition of these businesses for the three and six months ended June 30, 2017. The loss on disposition of Raw and Betty resulted from the disposition of net assets of $38 million, including $30 million of goodwill. The impact to the Company's income before income taxes for Raw and Betty through

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the date of sale were losses of $3 million and $4 million for the three and six months ended June 30, 2017, respectively. Raw and Betty were components of the studios operating segment reported with Education and Other.
The Company determined that these disposals did not meet the definition of a discontinued operation because they do not represent a strategic shift that has a significant impact on the Company's operations and consolidated financial results.
NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	June 30, 2018	December 31, 2017
Time deposits	Cash and cash equivalents	$—	$1,305
Trading securities:
Money market funds	Cash and cash equivalents	31	2,707
Mutual funds	Prepaid and other current assets	37	182
Mutual funds	Other noncurrent assets	198	—
Equity method investments:
Equity investments	Equity method investment	927	335
Note receivable	Equity method investment	96	—
Equity Investments:
Common stock investments with readily determinable fair values	Other noncurrent assets	121	164
Equity investments without readily determinable fair value	Other noncurrent assets	384	295
Total investments		$1,794	$4,988
Money Market Funds, Time Deposits and U.S. Treasury Securities
During 2017, the Company issued $6.8 billion in senior notes to fund the March 6, 2018 acquisition of Scripps Networks. (See Note 2 and Note 6.) A portion of the proceeds were invested in various short-term investments prior to the acquisition of Scripps Networks and were classified as cash and cash equivalents on the consolidated balance sheet. As of June 30, 2018, the decrease in these funds is the result of funding the acquisition of Scripps Networks.
Mutual Funds
Trading securities include investments in mutual funds held in separate trusts, which are owned as part of the Company’s supplemental retirement plans. (See Note 4.)
Equity Method Investments
The Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of June 30, 2018, the Company’s maximum exposure for all its unconsolidated VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $501 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $458 million and $181 million as of June 30, 2018 and December 31, 2017, respectively. The Company recognized its portion of VIE operating results with losses of $39 million and $35 million for the three months ended June 30, 2018 and 2017, respectively, and net losses generated by VIEs of $50 million and $78 million for the six months ended June 30, 2018 and 2017.
UKTV
In connection with the acquisition of Scripps Networks, the Company acquired a 50% ownership interest in UKTV, a British multi-channel broadcaster jointly owned with BBC Studios (“BBC”). UKTV was formed on March 26, 1992, through a joint venture arrangement between BBC and Virgin Media Inc. ("VMED"). On August 11, 2011, Scripps Networks acquired VMED's 50% equity interest in UKTV along with a note receivable for debt instruments provided by VMED to UKTV. The Company has determined that UKTV is a VIE as the entity is unable to fund its activities without additional subordinated financial support provided by the note receivable. While the Company and BBC have equal voting rights in the management committee, the governing body of UKTV, power is not shared because BBC holds operational rights related to programming and creative

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

development that significantly impact UKTV’s economic performance. Therefore, Discovery is not the primary beneficiary. The Company determined that its 50% equity interest in UKTV gives the Company the ability to exercise significant influence over the entity's operating and financial policies. Accordingly, the Company accounts for its investment in UKTV using the equity method. As of June 30, 2018, the Company’s investment in UKTV totaled $309 million, including a note receivable of $96 million.
nC+
In connection with the acquisition of Scripps Networks, the Company acquired a 32% ownership interest in nC+, a Polish satellite distributor of television content. nC+ is controlled by Group Canal+ S.A, a French broadcaster. The Company applies the equity method of accounting to its 32% investment in nC+ ordinary shares, which provide the ability to exercise significant influence over the operating and financial policies of nC+. The Company's investment in nC+ totaled $217 million as of June 30, 2018.
Renewable Energy Investments
During the six months ended June 30, 2018 and 2017, the Company invested $17 million and $196 million in limited liability companies that sponsor renewable energy projects related to solar energy, respectively. The Company expects these investments to result in tax benefits that reduce the Company's future tax liability, and cash flows from the operations of the investees. These investments are considered VIEs of the Company. The Company accounts for these investments under the equity method of accounting. While the Company possesses rights that allow it to exercise significant influence over the investments, the Company does not have the power to direct the activities that will most significantly impact their economic performance, such as the investee's ability to obtain sufficient customers or control solar panel assets. Once a stipulated return on investment is earned by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company applies the Hypothetical Liquidation at Book Value ("HLBV") methodology for allocating earnings, which is a generally accepted method under the equity method of accounting when a substantive profit sharing arrangement exists.
The following table presents renewable energy investments losses and associated tax benefits (in millions).

	Consolidated Statements of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
Renewable Energy Investments		2018	2017	2018	2017
Loss on renewable energy investments	Loss from equity investees, net	$(8)	$(43)	$(16)	$(126)

Tax benefit
Equity passive loss	Income tax expense	$2	$15	$4	$46
Investment tax credits	Income tax expense	3	41	3	66
Total tax benefit		$5	$56	$7	$112
The Company accounts for investment tax credits utilizing the flow through method. As of June 30, 2018 and December 31, 2017, the Company's carrying value of renewable energy investments was $94 million and $98 million, respectively. The Company has $4 million of future funding commitments for these investments as of June 30, 2018, which are cancelable under limited circumstances. The Company has concluded that losses incurred on these investments to-date are not indicative of an other-than-temporary impairment due to the nature of these investments. Losses in the early stages of investments in companies that sponsor renewable energy projects are not uncommon, and the Company expects improved performance from these investments in future periods.
Other Equity Method Investments
At June 30, 2018 and December 31, 2017, the Company's other equity method investments included production companies such as All3Media, a Russian cable television business, Mega TV in Chile and certain joint ventures in Canada. Other equity method investments acquired in conjunction with the acquisition of Scripps Networks include joint ventures in Canada, and HGTV and Food Network Magazines. The Company recorded an impairment loss of $19 million for the three months ended June 30, 2018 and $24 million for the six months ended June 30, 2018 because the carrying amount of certain investments was not recoverable. The impairment loss is reflected as a component of loss from equity investees on the Company's consolidated statement of operations.
Investor Basis Differential
With the exception of the OWN investment prior to the Company's November 30, 2017 consolidation (see Note 2), UKTV, nC+ and certain investments in renewable energy projects for which the Company uses the HLBV methodology for allocating

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

earnings, the carrying values of the Company’s remaining equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the purchase prices associated with these investments was attributed to amortizable intangible assets, which are included in their carrying values. Earnings from our equity investees were reduced by the amortization of these intangibles of $13 million during the period from March 6, 2018 to June 30, 2018. Amortization that reduces the Company's equity in earnings of equity method investees for future periods is expected to be approximately $348 million.
Common Stock Investments with Readily Determinable Fair Value
The Company owns 5 million shares of common stock, or approximately 3%, of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company. Lionsgate operates in the motion picture production and distribution, television programming and syndication, home entertainment and digital distribution business. Upon the adoption of ASU 2016-01, the shares are measured at fair value, with realized gains and losses recorded in other expense, net as the shares have a readily determinable fair value and the Company has the intent to retain the investment.
The accumulated amounts associated with the components of the Company's common stock investments with readily determinable fair values, which are included in other non-current assets, are summarized in the table below (in millions).

	June 30, 2018	December 31, 2017
Cost	$195	$195
Accumulated change in the value of:
Equity securities recognized in other expense, net	(44)	(1)
Unhedged equity securities recorded in other comprehensive income(a)	—	32
Reclassification of accumulated other comprehensive income to retained earnings(a)	32	—
Other-than-temporary impairment	(62)	(62)
Carrying value	$121	$164
(a) As of January 1, 2018, upon adoption of ASU 2016-01, the Company recorded a transition adjustment to reclassify accumulated other comprehensive income associated with Lionsgate shares in the amount of $32 million pre-tax ($26 million, net of tax) to retained earnings. Previously, amounts were recorded as a component of other comprehensive income.
The Company hedged 50% of the Lionsgate shares with an equity collar (the “Lionsgate Collar”) and pledged those shares as collateral to the derivative counterparty. Prior to adoption of ASU 2016-01, when the share price of Lionsgate was within the boundaries of the collar and the hedge had no intrinsic value, the Company recorded the gains or losses on the Lionsgate shares as a component of other comprehensive (loss) income. When the share price of the Lionsgate shares was outside the boundaries of the collar and the hedge had intrinsic value, the Company recorded the gains or losses resulting from a change in the fair value of the hedged portion of Lionsgate shares that correspond to the change in intrinsic value of the hedge as a component of other expense, net. Upon adoption of ASU 2016-01, the Lionsgate Collar no longer receives the hedge accounting designation and all changes to the fair value of the Lionsgate Collar are reflected in the financial statements as gains and losses as a component of other expense, net on the consolidated statements of operations. (See Note 1, Note 4 and Note 7.)
In 2016, the Company determined that the decline in value of equity securities related to its investment in Lionsgate was other-than-temporary in nature and, as such, the cost basis was adjusted to fair value. The impairment determination was based on the sustained decline in the stock price of Lionsgate in relation to the purchase price and the prolonged length of time the fair value of the investment had been less than the carrying value. Based on the other-than-temporary impairment determination, unrealized pre-tax losses of $62 million previously recorded as a component of other comprehensive (loss) income were recognized as an impairment charge that was included as a component of other expense, net for the quarter ended September 30, 2016.
Equity investments without readily determinable fair values assessed under the measurement alternative
The Company's equity investments without readily determinable fair values assessed under the measurement alternative as of June 30, 2018 primarily include its 42% minority interest in Group Nine Media recorded at $212 million. Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, however, this ownership interest has liquidation preferences that do not allow the investment to meet the definition of in-substance common stock. The Company accounts for its ownership interest in Group Nine Media as an equity investment without readily determinable fair values assessed under the measurement alternative. The Company also has similar investments in an educational website, an electric car racing series and certain investments to enhance the Company's digital distribution strategies, such as a $35 million investment in Refinery29. The

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company completed its quarterly qualitative assessment and concluded that its equity investments without readily determinable fair values had no indicators that a change in fair value had taken place as of June 30, 2018.
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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2018
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Trading securities:
Money market funds	Cash and cash equivalents	$31	$—	$—	$31
Mutual funds	Prepaid expenses and other current assets	37	—	—	37
Mutual funds	Other noncurrent assets	198	—	—	198
Equity investments with readily determinable fair value:
Common stock	Other noncurrent assets	121	—	—	121
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	28	—	28
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	6	—	6
No hedging designation:(a)
Equity (Lionsgate Collar)	Other noncurrent assets	—	24	—	24
Assets held for sale	Assets held for sale	—	68	—	68
Total		$387	$126	$—	$513
Liabilities
Deferred compensation plan	Accrued liabilities	$37	$—	$—	$37
Deferred compensation plan	Other noncurrent liabilities	208	—	—	$208
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	3	—	3
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	17	—	17
Cross-currency swaps	Other noncurrent liabilities	—	98	—	98
No hedging designation:
Cross-currency swaps	Accrued liabilities	—	1	—	1
Cross-currency swaps	Other noncurrent liabilities	—	3	—	3
Total		$245	$122	$—	$367

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$1,305	$—	$1,305
Trading securities:
Money market funds	Cash and cash equivalents	2,707	—	—	2,707
Mutual funds	Prepaid expenses and other current assets	182	—	—	182
Equity investments with readily determinable fair value:(a)
Common stock	Other noncurrent assets	82	—	—	82
Common stock - pledged	Other noncurrent assets	82	—	—	82
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	7	—	7
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	3	—	3
Foreign exchange	Prepaid expenses and other current assets	—	2	—	2
Fair value hedges:(a)
Equity (Lionsgate Collar)	Other noncurrent assets	—	13	—	13
Total		$3,053	$1,330	$—	$4,383
Liabilities
Deferred compensation plan	Accrued liabilities	$182	$—	$—	$182
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	12	—	12
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	13	—	13
Cross-currency swaps	Other noncurrent liabilities		98		98
Foreign exchange	Accrued liabilities	—	8	—	8
No hedging designation:
Credit contracts	Other noncurrent liabilities	—	1	—	1
Cross-currency swaps	Other noncurrent liabilities	—	6	—	6
Total		$182	$138	$—	$320
(a) Prior to January 1, 2018, and the adoption of ASU 2016-01, the Company applied hedge accounting to the Lionsgate Collar. (See Note 1 and Note 7.)
Cash obtained as a result of the issuance of senior notes to fund a portion of the purchase price of the acquisition of Scripps Networks was invested in money market funds, time deposit accounts, U.S. Treasury securities and highly liquid short-term instruments that qualify as cash and cash equivalents. Any accrued interest received after maturity was reinvested into additional short-term instruments. (See Note 3.) The Company values cash and cash equivalents using quoted market prices. As of June 30, 2018, following the acquisition of Scripps Networks, the Company no longer holds these investments as these investments were liquidated and utilized in the acquisition of Scripps Networks.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Common stock investments with readily determinable fair values are recorded by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. (See Note 3.) As of January 1, 2018, the Company adopted ASU 2016-01, which eliminates the AFS classification. (See Note 1 and Note 3.)
Derivative financial instruments are comprised of foreign exchange, interest rate, credit and equity contracts. (See Note 7.) The fair value of Level 2 derivative financial instruments was determined using a market-based approach.
On January 9, 2018, the Company announced plans to relocate its global headquarters from Silver Spring, Maryland ("the Silver Spring property") to New York City in 2019. In June 2018, the Company entered into a lease agreement for space in New York, which will serve as Discovery's new corporate headquarters. As of June 30, 2018, the Company determined that the Silver Spring property, which is reflected as a component of corporate and inter-segment eliminations for segment reporting, met the held for sale criteria as defined by GAAP and has been separately stated on the Company's consolidated balance sheet as a noncurrent asset at its estimated fair value less cost to sell. As a result of the change in classification, the Company recorded an impairment loss of $12 million for the three and six months ended June 30, 2018, which is reflected as a component of depreciation and amortization. The fair value was determined using a market approach based on a non-binding purchase and sale agreement to sell property and was classified as a Level 2 measurement.
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, borrowings under the revolving credit facility and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of June 30, 2018 and December 31, 2017. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $16.6 billion and $14.8 billion as of June 30, 2018 and December 31, 2017, respectively.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	June 30, 2018	December 31, 2017
Produced content rights:
Completed	$5,264	$4,355
In-production	750	442
Coproduced content rights:
Completed	772	745
In-production	71	27
Licensed content rights:
Acquired	972	1,070
Prepaid(a)	167	181
Content rights, at cost	7,996	6,820
Accumulated content rights expense	(4,380)	(4,197)
Total content rights, net	3,616	2,623
Current portion	(358)	(410)
Noncurrent portion	$3,258	$2,213
(a) Prepaid licensed content rights includes payments for rights to the Olympic games of $52 million that are reflected as noncurrent content rights and $83 million that are reflected as current content rights assets on the consolidated balance sheet as of June 30, 2018 and December 31, 2017, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Content expense consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Content amortization	$728	$446	$1,478	$901
Other production charges	112	76	272	141
Content impairments	104	6	182	9
Total content expense	$944	$528	$1,932	$1,051
Content expense is generally a component of costs of revenues on the consolidated statements of operations. Content impairments for 2018 were mainly due to the strategic realignment of content following the acquisition of Scripps Networks and are primarily reflected in restructuring and other charges. For the three and six months ended June 30, 2018, content impairments of $100 million and $177 million, respectively, were due to restructuring events following the acquisition of Scripps Networks. No content impairments were recorded as a component of restructuring and other during the three or six months ended June 30, 2017.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	June 30, 2018	December 31, 2017
5.625% Senior notes, semi-annual interest, due August 2019	$411	$411
2.200% Senior notes, semi-annual interest, due September 2019	500	500
Floating rate notes, quarterly interest, due September 2019	400	400
2.750% Senior notes, semi-annual interest, due November 2019	500	—
2.800% Senior notes, semi-annual interest, due June 2020	600	—
5.050% Senior notes, semi-annual interest, due June 2020	789	789
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	347	358
3.300% Senior notes, semi-annual interest, due May 2022	500	500
3.500% Senior notes, semi-annual interest, due June 2022	400	—
2.950% Senior notes, semi-annual interest, due March 2023	1,200	1,200
3.250% Senior notes, semi-annual interest, due April 2023	350	350
3.800% Senior notes, semi-annual interest, due March 2024	450	450
2.500% Senior notes, sterling denominated, annual interest, due September 2024	522	538
3.900% Senior notes, semi-annual interest, due November 2024	500	—
3.450% Senior notes, semi-annual interest, due March 2025	300	300
3.950% Senior notes, semi-annual interest, due June 2025	500	—
4.900% Senior notes, semi-annual interest, due March 2026	700	700
1.900% Senior notes, euro denominated, annual interest, due March 2027	694	717
3.950% Senior notes, semi-annual interest, due March 2028	1,700	1,700
5.000% Senior notes, semi-annual interest, due September 2037	1,250	1,250
6.350% Senior notes, semi-annual interest, due June 2040	850	850
4.950% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	1,250
Term loans	500	—
Revolving credit facility	375	425
Commercial paper	579	—
Program financing line of credit	23	—
Capital lease obligations	279	225
Total debt	18,469	14,913
Unamortized discount, premium and debt issuance costs, net	(140)	(128)
Debt, net of unamortized discount, premium and debt issuance costs	18,329	14,785
Current portion of debt	(646)	(30)
Noncurrent portion of debt	$17,683	$14,755
Senior Notes
In connection with the acquisition of Scripps Networks on March 6, 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes"). As part of accounting for the acquisition of Scripps Networks, the Scripps Networks Senior Notes were adjusted to fair value using observable trades as of the acquisition date. (See Note 2.) The fair value adjustment resulted in an opening balance sheet carrying value that is $19 million less than the face amount of the senior notes. As of June 30, 2018, fair value adjustments of $1 million were amortized to interest expense.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On April 3, 2018, pursuant to the Offering Memorandum and Consent Solicitation Statement to Exchange dated March 5, 2018, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, completed the exchange of $2.3 billion aggregate principal amount of Scripps Networks Senior Notes, for $2.3 billion aggregate principal amount of DCL's 2.750% senior notes due 2019 (the "2019 Notes"), 2.800% senior notes due 2020 (the "2020 Notes"), 3.500% senior notes due 2022 (the "2022 Notes"), 3.900% senior notes due 2024 (the "2024 Notes") and 3.950% senior notes due 2025 (the "2025 Notes"). Interest on the 2019 Notes and the 2024 Notes is payable semi-annually in arrears on May 15 and November 15 of each year beginning on May 15, 2018. Interest on the 2020 Notes, the 2022 Notes and the 2025 Notes is payable semi-annually in arrears on June 15 and December 15 of each year commencing on June 15, 2018. The exchange was accounted for as a debt modification and, as a result, third-party issuance costs were expensed as incurred.
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
As of June 30, 2018, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for $243 million of un-exchanged Scripps Networks Senior Notes acquired in conjunction with the acquisition of Scripps Networks. (See Note 20.)
Term Loans
On August 11, 2017, DCL entered into a three-year delayed draw tranche and a five-year delayed draw tranche unsecured term loan credit facility (the "Term Loans"), each with a principal amount of up to $1 billion. The term of each delayed draw loan commenced on March 6, 2018 when Discovery used these funds to finance a portion of the Scripps Networks acquisition. The Term Loans' interest rates are based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company paid a commitment fee of 20 basis points per annum for each loan, based on its then-current credit rating, beginning September 28, 2017 through March 6, 2018. As of June 30, 2018, the Company had an outstanding balance of $500 million on the three-year tranche. The Company used cash from operations and borrowings under the commercial paper program to pay down a portion of the outstanding Term Loan borrowings.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. In addition to the change in the revolver's capacity on August 11, 2017, the financial covenants were modified to increase the maximum consolidated leverage ratio financial covenant to 5.50 to 1.00, with step-downs to 5.00 to 1.00 and to 4.50 to 1.00, one year and two years after the closing of the Scripps Networks acquisition, respectively. As of June 30, 2018, the Company's subsidiary, DCL, was in compliance with all covenants and there were no events of default under the revolving credit facility.
As of June 30, 2018, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $375 million at a weighted average interest rate of 3.33%. As of December 31, 2017, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $425 million at a weighted average interest rate of 2.69%. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For U.S. dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company may also borrow in foreign currencies under the credit facility, at an interest rate based on adjusted LIBOR, plus a margin. The current margins are 1.30% and 0.30%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. The Company had no borrowings under the credit facility in foreign currencies as of June 30, 2018 or December 31, 2017. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.20% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $579 million with a weighted average interest rate of approximately 2.70% as of June 30, 2018. The Company had no outstanding borrowings as of December 31, 2017.
Program Financing Line of Credit
On January 12, 2018, the Company entered into a secured line of credit for an aggregate principal amount of $26 million to finance content production costs. Interest rates on this line of credit are based on the Company’s option to elect either an adjusted LIBOR or a variable prime rate. Interest on the outstanding balance is due quarterly commencing on October 15, 2018 with a final payment due on October 15, 2020. As of June 30, 2018, the Company has an outstanding balance of $23 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Effective January 1, 2018, upon adoption of ASU 2016-01, the Company no longer applies hedge accounting to the Lionsgate Collar. There is no change to the manner in which the Company accounts for the collar as movements in its fair value will continue to be recorded as a component of other expense, net on the consolidated statements of operations. (See Note 1 and Note 4.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of June 30, 2018 and December 31, 2017.

	June 30, 2018					December 31, 2017
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$835	$28	$—	$3	$—	$817	$7	$—	$12	$—
Net investment hedges:(a)
Cross-currency swaps	1,703	—	6	17	98	1,708	—	3	13	98
Foreign exchange	—	—	—	—	—	303	2	—	8	—
Fair value hedges:
Equity (Lionsgate collar)(b)	—	—	—	—	—	97	—	13	—	—
No hedging designation:
Interest rate swaps	25	—	—	—	—	25	—	—	—	—
Cross-currency swaps	64	—	—	1	3	64	—	—	—	6
Equity (Lionsgate collar)(b)	97	—	24	—	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	665	—	—	—	1
Total		$28	$30	$21	$101		$9	$16	$33	$105
(a) Excludes £400 million of sterling notes ($522 million equivalent at June 30, 2018) designated as a net investment hedge. (See Note 6.)
(b) Upon adoption of ASU 2016-01 on January 1, 2018, the Lionsgate Collar no longer receives the hedge accounting designation. (See Note 1 and Note 4.)
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$39	$(18)	$29	$(31)
Gains (losses) reclassified into income from accumulated other comprehensive loss (effective portion):
Foreign exchange - distribution revenue	3	(4)	3	(7)
Foreign exchange - advertising revenue	(2)	(1)	(1)	(1)
Foreign exchange - costs of revenues	—	—	(4)	4
Interest rate - interest expense	—	—	—	(1)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If current fair values of designated cash flow hedges as of June 30, 2018 remained static over the next twelve months, the Company would reclassify $22 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months.
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive (loss) income (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Currency translation adjustments:
Cross-currency swaps - changes in fair value	$54	$(39)	$(2)	$(48)
Cross-currency swaps - interest settlements	—	—	7	5
Foreign exchange - changes in fair value	—	—	(1)	—
Sterling Notes - changes in foreign exchange rates	41	—	16	—
Total other comprehensive income (loss)	$95	$(39)	$20	$(43)
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). Upon adoption of ASU 2016-01 on January 1, 2018, the Company no longer designates any of its derivatives as fair value hedges. As a result, there was no activity related to derivatives designated as fair value hedges for the three and six months ended June 30, 2018. There were no amounts of ineffectiveness recognized on fair value hedges for the three and six months ended June 30, 2017.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Gains on changes in fair value of hedged AFS	$4	$4
Gains on changes in the intrinsic value of equity contracts	(4)	(4)
Fair value of equity contracts excluded from effectiveness assessment	3	1
Total in other expense, net	$3	$1
The following table presents the pretax impact of derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cross-currency swaps	$4	$(2)	$—	$(3)
Credit contracts	—	—	(1)	—
Equity	1	—	11	—
Total in other expense, net	$5	$(2)	$10	$(3)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. REDEEMABLE NONCONTROLLING INTERESTS
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$419	$249	$413	$243
Cash distributions to redeemable noncontrolling interests	(19)	(17)	(21)	(20)
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	5	6	11	12
Other comprehensive income attributable to redeemable noncontrolling interests	—	—	—	1
Currency translation on redemption values	(1)	(1)	1	—
Retained earnings adjustments:
Adjustments of redemption values to the floor	6	—	6	1
Ending balance	$410	$237	$410	$237
Redeemable noncontrolling interests consist of the arrangements described below:
In connection with its noncontrolling interest in OWN, Harpo has the right to require the Company to purchase its remaining noncontrolling interest at fair value during 90-day windows beginning on July 1, 2018 and every two and a half years thereafter through January 1, 2026. As of the issuance date of these financial statements, Harpo has not exercised its right to put. As Harpo’s put right is outside the control of the Company, Harpo’s noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. As of June 30, 2018, the Company recorded $56 million for the redeemable noncontrolling interest in equity of OWN. (See Note 2.)
In connection with the MTG joint venture between Discovery and GoldenTree created on September 25, 2017, GoldenTree acquired a put right exercisable during 30-day windows beginning on each of March 25, 2021, September 25, 2022 and March 25, 2024, that requires Discovery to either purchase all of GoldenTree's noncontrolling 32.5% interest in the joint venture at fair value or participate in an initial public offering for the joint venture. As the put right is outside of the Company's control, GoldenTree's 32.5% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. As of June 30, 2018, the Company recorded $121 million for the redeemable noncontrolling interest in equity of MTG. (See Note 2.)
In connection with its noncontrolling interest in Discovery Family, Hasbro Inc. ("Hasbro") has the right to put the entirety of its remaining 40% interest in the Company to Discovery at any time during the one-year period beginning December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable during the same one-year period beginning December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is generally a function of the then-current fair market value of the redeemable noncontrolling interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. As of June 30, 2018, the Company recorded $206 million for the redeemable noncontrolling interest in equity of Discovery Family.
In connection with its noncontrolling interest in Discovery Japan, Jupiter Telecommunications Co., Ltd ("J:COM") has the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. As amended, through January 10, 2019, the redemption value is the January 10, 2013, fair value denominated in Japanese yen; thereafter, as chosen by J:COM, the redemption value is the then-current fair value or the January 10, 2013, fair value denominated in Japanese yen. As of June 30, 2018, the Company recorded $27 million for the redeemable noncontrolling interest in equity of Discovery Japan.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. The adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to income from continuing operations available to Discovery, Inc. stockholders in the calculation of earnings per share.
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
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. As of June 30, 2018, the Company had repurchased over the life of the program 3 million and 164 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $6.6 billion, respectively. The table below presents a summary of common stock repurchases (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Series C Common Stock:
Shares repurchased	—	9.1	—	14.3
Purchase price	$—	$241	$—	$381
Convertible Preferred Stock and Preferred Stock Modification
The Company has two series of preferred stock authorized, issued and outstanding as of June 30, 2018: Series A-1 convertible preferred stock and Series C-1 convertible preferred stock. There are 8 million shares authorized for Series A-1 convertible preferred stock and 6 million shares authorized for Series C-1 convertible preferred stock.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
As of June 30, 2018, all outstanding shares of Series A-1 and Series C-1 convertible preferred stock were held by Advance/Newhouse. Consistent with the terms of the arrangement prior to the Exchange, holders of Series A-1 and Series C-1 convertible preferred stock have equal rights, powers and privileges, except as otherwise noted. Except for the election of common stock directors, the holders of Series A-1 convertible preferred stock are entitled to vote on matters to which holders of Series A and Series B common stock are entitled to vote, and holders of Series C-1 convertible preferred stock are entitled to vote on matters to which holders of Series C common stock, which is generally non-voting, are entitled to vote pursuant to Delaware law. Series A-1 convertible preferred stockholders vote on an as converted to common stock basis together with the Series A and Series B common stockholders as a single class on all matters except the election of directors.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of Series C convertible preferred stock repurchases made under the repurchase agreement (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Series C convertible preferred stock:
Shares repurchased	—	1.1	—	2.3
Purchase price	$—	$60	$—	$120
There were no repurchases of Series C-1 convertible preferred stock during 2018 and 2017.
Stock Repurchases
As of June 30, 2018, total shares repurchased, on a split-adjusted and as-converted basis, under these programs were 33% of the Company's outstanding shares on a fully-diluted basis since the repurchase programs were authorized.
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
(unaudited)

Other Comprehensive (Loss) Income Adjustments
The table below presents the tax effects related to each component of other comprehensive (loss) income and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized (losses) gains:
Foreign currency	$(295)	$(10)	$(305)	$109	$9	$118
Net investment hedges	95	—	95	(39)	—	(39)
Reclassifications:
Loss on disposition	4	—	4	12	—	12
Total currency translation adjustments	(196)	(10)	(206)	82	9	91

AFS adjustments:(a)
Unrealized gains	—	—	—	9	—	9
Reclassifications to other expense, net:
Hedged portion of AFS securities	—	—	—	(4)	—	(4)
Total equity investment adjustments	—	—	—	5	—	5

Derivative adjustments:
Unrealized gains (losses)	39	(9)	30	(18)	5	(13)
Reclassifications:
Distribution revenue	(3)	—	(3)	4	(1)	3
Advertising revenue	2	—	2	1	—	1
Total derivative adjustments	38	(9)	29	(13)	4	(9)
Other comprehensive (loss) income adjustments	$(158)	$(19)	$(177)	$74	$13	$87

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized (losses) gains
Foreign currency	$(224)	$(3)	$(227)	$180	$10	$190
Net investment hedges	20	—	20	(43)	—	(43)
Reclassifications:
Loss on disposition	4	—	4	12	—	12
Total currency translation adjustments	(200)	(3)	(203)	149	10	159

AFS adjustments:(a)
Unrealized gains	—	—	—	8	—	8
Reclassifications to other expense, net:
Hedged portion of AFS securities	—	—	—	(4)	—	(4)
Total equity investment adjustments	—	—	—	4	—	4

Derivative adjustments:
Unrealized gains (losses)	29	(6)	23	(31)	10	(21)
Reclassifications:
Distribution revenue	(3)	—	(3)	7	(2)	5
Advertising revenue	1	—	1	1	—	1
Costs of revenues	4	(1)	3	(4)	1	(3)
Interest expense	—	—	—	1	—	1
Total derivative adjustments	31	(7)	24	(26)	9	(17)
Other comprehensive (loss) income adjustments	$(169)	$(10)	$(179)	$127	$19	$146
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended June 30, 2018
	Currency Translation	AFS(a)	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(612)	$—	$(1)	$(613)
Other comprehensive (loss) income before reclassifications	(210)	—	30	(180)
Reclassifications from accumulated other comprehensive loss to net income	4	—	(1)	3
Other comprehensive (loss) income	(206)	—	29	(177)
Ending balance	$(818)	$—	$28	$(790)

	Three Months Ended June 30, 2017
	Currency Translation	AFS(a)	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(730)	$10	$16	$(704)
Other comprehensive income (loss) before reclassifications	79	9	(13)	75
Reclassifications from accumulated other comprehensive loss to net income	12	(4)	4	12
Other comprehensive income (loss)	91	5	(9)	87
Ending balance	$(639)	$15	$7	$(617)

	Six Months Ended June 30, 2018
	Currency Translation	AFS(a)	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(615)	$26	$4	$(585)
Other comprehensive (loss) income before reclassifications	(207)	—	23	(184)
Reclassifications from accumulated other comprehensive loss to net income	4	—	1	5
Other comprehensive (loss) income	(203)	—	24	(179)
Reclassifications to retained earnings resulting from the adoption of ASU 2016-01	—	(26)	—	(26)
Ending balance	$(818)	$—	$28	$(790)

DISCOVERY, INC.
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
NOTE 10. NONCONTROLLING INTEREST
In conjunction with the acquisition of Scripps Networks, the Company acquired a controlling interest in the TV Food Network Partnership ("the Partnership"), which is jointly owned with Tribune Media Company (the "Tribune Company"). Food Network and Cooking Channel are operated and organized under the terms of the Partnership. The Company holds 80% of the voting interest and 68.7% of the economic interest in the Partnership. Under the terms of the Partnership, the Partnership has a dissolution date of December 31, 2020. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests. Ownership interests attributable to the Tribune Company are presented as noncontrolling interests on the Company's consolidated financial statements. Under the terms of the Partnership agreement, Tribune Company cannot force a redemption outside of the Company's control. As such, the noncontrolling interests in the Partnership are reflected as a component of permanent equity in the Company's consolidated financial statements.
NOTE 11. REVENUES
The Company generates revenues principally from: (i) distribution revenues for fees charged to distributors of its network content, which include cable, direct-to-home ("DTH") satellite, telecommunications and digital service providers and bundled long-term content arrangements, (ii) advertising revenue for advertising sold on its television networks and websites and (iii) other revenue related to several items including: (a) production studios content development and services, (b) affiliate and advertising sales representation services and (c) the licensing of the Company's brands for consumer products.
Revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those services or goods. Revenues do not include taxes collected from customers on behalf of taxing authorities such as sales tax and value-added tax. However, certain revenues include taxes that customers pay to taxing authorities on the Company’s behalf, such as foreign withholding tax. Revenue recognition for each source of revenue is also based on the following policies.
Distribution
Cable operators, DTH satellite operators and telecommunications service providers typically pay a per-subscriber fee for the right to distribute the Company’s programming under the terms of distribution contracts. The majority of the Company’s distribution fees are collected monthly throughout the year and distribution revenue is recognized over the term of the contracts based on contracted programming rates and reported subscriber levels. The amount of distribution fees due to the Company is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In these cases, the Company estimates the number of subscribers receiving the Company’s programming to estimate royalty revenue. Historical adjustments to recorded estimates have not been material. Distribution revenue from fixed-fee contracts is recognized over the contract term based on the continuous delivery of the content to the affiliate. Any monetary incentives provided to distributors are recognized as a reduction of revenue over the service term.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenues associated with digital distribution arrangements are recognized when the Company transfers control of the content and the rights to distribute the content to the customer.
Although the delivery of linear feeds and digital direct-to-consumer products, such as video on demand (“VOD”), are considered distinct performance obligations, VOD offerings generally match the programs that are airing on the linear network. Therefore, the Company recognizes revenue for licensing arrangements that include both linear feeds and VOD as the license fee is earned.
Advertising
Advertising revenues are principally generated from the sale of bundled commercial time on linear and digital platforms. A substantial portion of the advertising contracts in the U.S. and certain international markets guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. Revenues are recognized based on the audience level delivered multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered. As such, revenues are deferred until the guaranteed audience level is delivered or the rights associated with the guarantee lapse, which is less than a year. Audience guarantees are initially developed internally based on planned programming, historical audience levels, the success of pilot programs, and market trends. Invoiced advertising revenue receivables may exceed the value of the audience delivery, resulting in deferred revenue balances. Advertising contracts, which are generally short-term, are billed monthly, with payments due shortly after the invoice date. Actual audience and delivery information is published by independent ratings services. In certain instances, the independent ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue are based upon the Company’s estimates of the audience level delivered. Historical adjustments to recorded estimates have not been material.
For contracts without an audience guarantee, advertising revenues are recognized as each spot airs. Advertising revenues from digital platforms are recognized as impressions are delivered or the services are performed.
The airing of a campaign of advertising spots with a guaranteed audience level is considered a single, distinct performance obligation. The airing of individual spots without a guaranteed audience level are each distinct, individual performance obligations. The Company allocates the consideration to each spot based on their relative standalone selling prices.
Other
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
Revenue Recognition
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,
	2018			2017
	U.S. Networks	International Networks	Education and Other	U.S. Networks	International Networks	Education and Other
Revenues:
Distribution	$654	$532	$—	$400	$457	$—
Advertising	1,090	473	—	472	333	—
Other	36	46	14	18	21	44
Totals	$1,780	$1,051	$14	$890	$811	$44

	Six Months Ended June 30,
	2018			2017
	U.S. Networks	International Networks	Education and Other	U.S. Networks	International Networks	Education and Other
Revenues:
Distribution	$1,168	$1,069	$—	$808	$904	$—
Advertising	1,717	858	—	877	615	—
Other	69	222	49	34	39	81
Totals	$2,954	$2,149	$49	$1,719	$1,558	$81

Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows for the application of a practical expedient instead of estimating incremental royalty contract revenue. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.8 billion as of June 30, 2018, and is expected to be recognized over the next ten years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $535 million as of June 30, 2018, and is expected to be recognized over the next seven years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $79 million as of June 30, 2018, and is expected to be recognized over the next fifteen years.
Due to the use of the practical expedients noted below, the above disclosure does not include information related to advertising since the duration of these arrangements is less than one year.
Contract Balances
A receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. A contract liability, deferred revenue, is recorded when cash is received in advance of the Company's performance. The following table presents (in millions) the Company’s opening and closing balances of receivables and deferred revenues, as well as activity since the beginning of the period.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2017	Additions (b)	Reductions (c)	Foreign Currency	June 30, 2018
Accounts receivable	$1,838	5,933	(4,999)	(25)	$2,747
Deferred revenues:
Current	255	699	(668)	(9)	277
Long term (a)	109	9	(21)	—	97

	December 31, 2016	Additions	Reductions (d)	Foreign Currency	June 30, 2017
Accounts receivable	$1,495	3,382	(3,139)	20	$1,758
Deferred revenues:
Current	163	388	(388)	30	193
Long term (a)	122	9	(39)	3	95
(a) Long term deferred revenues is a component of other noncurrent liabilities on the consolidated balance sheets.
(b) This column includes Scripps Networks accounts receivable and deferred revenues balances of $783 million and $122 million, respectively, as of March 6, 2018, the date of the acquisition. (See Note 2.)
(c) This column includes the impact of the sale of the Education Business on April 30, 2018. (See Note 2.) As of the sale date, accounts receivable and deferred revenue balances were $32 million and $74 million, respectively.
(d) This column includes the impact of the sale of Raw and Betty on April 28, 2017. (See Note 2.) As of the sale date, accounts receivable and deferred revenue balances were $6 million and $17 million, respectively.
Practical Expedients and Exemptions
With the exception of commissions related to certain education products, sales commissions are generally expensed as incurred because contracts for which the sales commission are generated are one year or less or are not material. Sales commissions are recorded as a component of cost of revenues on the consolidated statements of operations. The financing component of content licensing arrangements is not capitalized, because the period between delivery of the license and customer payment is one year or less or is not material.
The value of unsatisfied performance obligations is not disclosed for: (i) contracts involving variable consideration for which revenues are recognized in accordance with the usage-based royalty exception, and (ii) contracts with an original expected length of one year or less, such as advertising contracts.
NOTE 12. EMPLOYEE BENEFIT PLANS
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
The following table presents the funded status of the benefit obligation of the Pension Plan and SERP based upon a valuation as of March 6, 2018, the date of the acquisition of Scripps Networks. The funded status represents the benefit obligation less the fair value of the plan assets. Plan assets consist of a mix of U.S. and non-U.S. equity securities, fixed income securities and alternative investment funds.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 6, 2018
	Pension Plan	SERP
Projected benefit obligation	$(96)	$(62)
Fair value of plan assets	60	—
Funded status	$(36)	$(62)
The following table presents the components of the net periodic pension cost for the Pension Plan and SERP (in millions).

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Pension Plan	SERP	Pension Plan	SERP
Interest cost	$0.9	$0.4	$1.2	$0.5
Expected return on plan assets, net of expenses	(1.0)	—	(1.4)	—
Net periodic pension cost	$(0.1)	$0.4	$(0.2)	$0.5
Following the acquisition of Scripps Networks, the Company contributed $1 million to the Pension Plan and made no SERP benefit payments. During the remainder of 2018, the Company anticipates contributing $2 million to fund the Pension Plan and making $35 million in SERP benefit payments.
Assumptions used in determining the Pension Plan and SERP expense, following the acquisition of Scripps Networks, were as follows.

	Six Months Ended June 30, 2018
	Pension Plan	SERP
Discount rate	3.70%	3.41%
Long-term rate of return on plan assets	7.50%	N/A
Rate of compensation increases	3.56%	3.21%

Assumption	Description
Discount rate	Based on a bond portfolio approach that includes securities rated Aa or better with maturities matching the Company's expected benefit payments from the plans.
Long-term rate of return on plan assets
Based on the weighted-average expected rate of return and capital market forecasts for each asset class employed and also considers the Company's historical compounded return on plan assets for 10 and 15 year periods.

Increase in compensation levels	Based on actual past experience and the near-term outlook.
Mortality	RP 2014 mortality tables adjusted and projected using the scale MP-2017 mortality improvement rates.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. INCOME TAXES
The following table reconciles the U.S. federal statutory income tax rate to the Company's effective income tax rate.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
U.S. federal statutory income tax provision	$77	21%	$165	35%	$73	21%	$262	35%
State and local income taxes, net of federal tax benefit	13	3%	8	2%	5	2%	11	2%
Effect of foreign operations	11	3%	(24)	(5)%	15	4%	(39)	(5)%
Domestic production activity deductions	—	—%	(14)	(3)%	—	—%	(22)	(3)%
Change in uncertain tax positions	25	7%	—	—%	27	7%	1	—%
Renewable energy investments tax credits (See Note 3)	(3)	(1)%	(40)	(9)%	(3)	(1)%	(66)	(9)%
U.S. legislative changes	—	—%	—	—%	(19)	(5)%	—	—%
Noncontrolling interest adjustment	(4)	(1)%	—	—%	(4)	(1)%	—	—%
Other, net	4	1%	(2)	—%	9	2%	1	—%
Income tax expense	$123	33%	$93	20%	$103	29%	$148	20%
On December 22, 2017, new federal tax reform legislation ("TCJA") was enacted in the United States, resulting in significant changes from previous tax law. The TCJA revised the U.S. corporate income tax most significantly for Discovery by lowering the statutory corporate tax rate from 35% to 21% and reinstating bonus depreciation that will allow for full expensing of qualified property, for property placed in service before 2023, including qualified films, such as content produced by the Company. The TCJA also eliminated or significantly amended certain deductions (interest, domestic production activities deduction and executive compensation). The TCJA fundamentally changed taxation of multinational entities by moving from a system of worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime with current taxation of certain foreign income. Included in the international provisions was the enactment of a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion and promote U.S. production. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S.
Based on our preliminary assessment of the TCJA impact, we recognized a one-time, provisional net tax benefit of $44 million in the fourth quarter of 2017 related to: the deemed repatriation tax on post-1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Our 2017 US federal income tax return will not be finalized until later in 2018, and while historically this process has resulted in offsetting changes in estimates in current and deferred taxes for items which are timing related, the reduction of the US tax rate will result in adjustments to our income tax provision when recorded. Given the substantial changes to the Internal Revenue Code as a result of the TCJA, our estimated financial impacts are subject to further analysis, interpretation and clarification of the new law, which could result in changes to our estimates in future quarters in 2018. We did not make an adjustment during the three and six months ended June 30, 2018 to our provisional estimate recognized in 2017. However, adjustments may be required in future periods.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Internal Revenue Service recently completed audit procedures for its 2008 to 2011 tax years, the results of which should be finalized in the coming year. The Company is currently under audit by the Internal Revenue Service for its 2012 to 2014 consolidated federal income tax returns. It is difficult to predict the final outcome or timing of resolution of any particular tax matter. Accordingly, the impact of these audits on any of the reserves for uncertain tax positions cannot currently be determined. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006.
The Company's reserves for uncertain tax positions as of June 30, 2018 and December 31, 2017 totaled $410 million and $189 million, respectively. The uncertain tax positions balance as of June 30, 2018 includes $188 million related to Scripps Networks upon the acquisition. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $49 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of June 30, 2018 and December 31, 2017, the Company had accrued approximately $57 million and $21 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The interest and penalties payable balance

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

as of June 30, 2018 includes $32 million carried over from Scripps Networks' financial information upon the acquisition. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 14. EARNINGS PER SHARE
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
Pursuant to the Exchange Agreement with Advance/Newhouse, Discovery issued newly designated shares of Series A-1 and Series C-1 preferred stock in exchange for all outstanding shares of Discovery's Series A and Series C convertible participating preferred stock. (See Note 9.) The Exchange is treated as a reverse stock split and the Company has recast historical basic and diluted earnings per share available to Series C-1 preferred stockholders (previously Series C preferred stockholders). Prior to the Exchange, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each share of Series C convertible preferred stock. Following the exchange, the Series C-1 preferred stock may be converted into Series C common stock at a conversion rate of 19.3648 shares of Series C common stock for each share of Series C-1 preferred stock. As such, the Company has retrospectively restated basic and diluted earnings per share information for Discovery's Series C-1 preferred stock for the three and six months ended June 30, 2017. The Exchange did not impact historical basic and diluted earnings per share attributable to the Company's Series A, B and C common stockholders.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the computation for income allocated to Discovery, Inc. stockholders (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$244	$380	$247	$601
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(21)	(46)	(22)	(72)
Net income attributable to noncontrolling interests	(23)	—	(28)	—
Net income attributable to redeemable noncontrolling interests	(5)	(6)	(11)	(12)
Redeemable noncontrolling interest adjustments to redemption value	(6)	—	(6)	—
Net income allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$189	$328	$180	$517

Allocation of net income to Discovery, Inc. Series A, B and C common stockholders and Series C-1 convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	155	250	145	393
Series C-1 convertible preferred stockholders	34	78	35	124
Total	189	328	180	517
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	21	46	22	72
Net income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$210	$374	$202	$589
Net income allocated to Discovery, Inc. Series C-1 convertible preferred stockholders for diluted net income per share is included in net income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share. For the three months ended June 30, 2018 and 2017, net income allocated to Discovery, Inc. Series C-1 convertible preferred stockholders used to calculate diluted net income per share was $34 million and $78 million, respectively. For the six months ended June 30, 2018 and 2017, net income allocated to Discovery, Inc. Series C-1 convertible preferred stockholders used to calculate diluted net income per share was $35 million and $124 million, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Denominator — weighted average:
Series A, B and C common shares outstanding — basic	523	384	473	387
Impact of assumed preferred stock conversion	187	192	187	193
Dilutive effect of share-based awards	2	2	1	3
Series A, B and C common shares outstanding — diluted	712	578	661	583

Series C-1 convertible preferred stock outstanding — basic and diluted	6	6	6	6
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
The table below sets forth the Company's calculated earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net income per share allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$0.30	$0.65	$0.31	$1.02
Series C-1 convertible preferred stockholders	$5.73	$12.54	$5.93	$19.65

Diluted net income per share allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$0.30	$0.64	$0.31	$1.01
Series C-1 convertible preferred stockholders	$5.72	$12.50	$5.92	$19.56
Earnings per share amounts may not recalculate due to rounding. The computation of the diluted earnings per share of Series A, B and C common stockholders assumes the conversion of Series A-1 and C-1 convertible preferred stock, while the diluted earnings per share amounts of Series C-1 convertible preferred stock does not assume conversion of those shares.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of the anticipated stock repurchases and share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive stock options and RSUs	11	11	12	10
PRSUs whose performance targets have not been achieved	2	1	2	1
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
NOTE 15. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities

	June 30, 2018	December 31, 2017
Accrued payroll and related benefits	$421	$535
Content rights payable	304	219
Accrued interest	150	148
Accrued income taxes	38	45
Current portion of share-based compensation liabilities	28	12
Other accrued liabilities	532	350
Total accrued liabilities	$1,473	$1,309
Other Expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency losses, net	$(47)	$(26)	$(51)	$(35)
Gain (loss) on derivative instruments, net	5	1	10	(2)
Change in the value of common stock investments with readily determinable fair value(a)	(5)	—	(43)	—
Interest income(b)	—	—	15	—
Other income, net	—	1	—	—
Total other expense, net	$(47)	$(24)	$(69)	$(37)
(a) As of January 1, 2018, upon adoption of ASU 2016-01, equity investments with readily determinable fair value for which the Company has the intent to retain the investment are measured at fair value, with unrealized gains and losses recorded in other expense, net. (See Notes 1 and 3.)
(b) Interest income for the six months ended June 30, 2018 is comprised primarily of interest on proceeds from the issuance of senior notes used to fund the acquisition of Scripps Networks. As of June 30, 2018, the Company had liquidated and utilized the proceeds in the acquisition of Scripps Networks.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Share-Based Plan Proceeds, net
Share-based plan payments, net in the statement of cash flows consisted of the following (in millions).

	Six Months Ended June 30,
	2018	2017
Tax settlements associated with share-based plans	$(17)	$(30)
Proceeds from issuance of common stock in connection with share-based plans	43	41
Total share-based plan proceeds, net	$26	$11
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2018	2017
Cash paid for taxes, net	$119	$199
Cash paid for interest, net	381	184
Non-cash investing and financing activities:
Equity issued for the acquisition of Scripps Networks	3,218	—
Accrued purchases of property and equipment	12	18
Assets acquired under capital lease arrangements	94	38
NOTE 16. RELATED PARTY TRANSACTIONS
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
The table below presents a summary of the transactions with related parties, including OWN, prior to the November 30, 2017 acquisition (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues and service charges:
Liberty Group	$162	$128	$307	$254
Equity method investees(a)	49	38	88	72
Other	17	8	37	21
Total revenues and service charges	$228	$174	$432	$347
Interest income	$2	$3	$2	$7
Expenses	$(116)	$(40)	$(182)	$(70)
(a) The increase for the three and six months ended June 30, 2018 relates to revenues and service charges earned from related party entities following the acquisition of Scripps Networks.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents receivables due from related parties (in millions).

	June 30, 2018	December 31, 2017
Receivables(b)	$153	$105
Note receivable(c)	$96	$—
(b) The increase in related party receivables was a result of the acquisition of Scripps Networks.
(c) Amount relates to a note receivable with UKTV, an equity method investee acquired in conjunction with the acquisition of Scripps Networks. (See Note 3.)
NOTE 17. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
The Company’s contractual commitments increased significantly following the acquisition of Scripps Networks. Below are the Company's updated combined contractual payment commitments as of June 30, 2018, including by period (in millions).

	Leases
Year Ending December 31,	Operating	Capital	Content	Other	Total
2018 (remaining six months)	$48	$31	$617	$281	$977
2019	91	50	725	424	1,290
2020	91	45	821	282	1,239
2021	78	40	377	138	633
2022	49	34	383	86	552
Thereafter	490	117	860	118	1,585
Total minimum payments	847	317	3,783	1,329	6,276
Amounts representing interest	—	(38)	—	—	(38)
Total	$847	$279	$3,783	$1,329	$6,238
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
Although the Company had funding commitments to equity method investees as of June 30, 2018, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 3.)
Contingencies
Put Rights
The Company has granted put rights to certain consolidated subsidiaries. Harpo, GoldenTree, Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in OWN, MTG, Discovery Family and Discovery Japan, respectively. The Company recorded the carrying value of the noncontrolling interest in the equity associated

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

with the put rights for OWN, MTG, Discovery Family and Discovery Japan as a component of redeemable noncontrolling interest in the amounts of $56 million, $121 million, $206 million and $27 million, respectively. (See Note 8.)
Legal Matters
The Company is party to various lawsuits and claims in the ordinary course of business, including claims related to employees, vendors, other business partners or patent issues. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the Company's future consolidated financial position, future results of operations or cash flows. During the quarter ended June 30, 2018, the Company received written notification from tax authorities of an indirect tax claim stemming from an audit that commenced in 2017. A liability of $74 million has been recorded as a measurement period adjustment to the provisional Scripps Networks purchase accounting. The Company intends to defend the matter vigorously and believes that the potential for material loss beyond the amount already provided is remote.
Guarantees
There were no guarantees recorded as of June 30, 2018 and December 31, 2017.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of June 30, 2018 and December 31, 2017.
NOTE 18. REPORTABLE SEGMENTS
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, and (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps Networks transaction and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. The Company also excludes depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. The tables below present summarized financial information for each of the Company’s reportable segments, other operating segments and corporate and inter-segment eliminations (in millions).

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Networks	$1,780	$890	$2,954	$1,719
International Networks	1,051	811	2,149	1,558
Education and Other	14	44	49	81
Total revenues	$2,845	$1,745	$5,152	$3,358
Adjusted OIBDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Networks	$983	$567	$1,635	$1,068
International Networks	336	236	473	430
Education and Other	—	5	3	(1)
Corporate and inter-segment eliminations	(105)	(91)	(200)	(177)
Total Adjusted OIBDA	$1,214	$717	$1,911	$1,320
Reconciliation of Net Income available to Discovery, Inc. to total Adjusted OIBDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to Discovery, Inc.	$216	$374	$208	$589
Net income attributable to redeemable noncontrolling interests	5	6	11	12
Net income attributable to noncontrolling interests	23	—	28	—
Income tax expense	123	93	103	148
Income before income taxes	367	473	350	749
Other expense, net	47	24	69	37
Loss from equity investees, net	40	42	62	95
Loss on extinguishment of debt	—	—	—	54
Interest expense	196	91	373	182
Operating income	650	630	854	1,117
(Gain) loss on disposition	(84)	4	(84)	4
Restructuring and other charges	187	8	428	32
Depreciation and amortization	410	80	603	160
Mark-to-market share-based compensation	26	(5)	29	7
Scripps Networks transaction and integration costs	25	—	81	—
Total Adjusted OIBDA	$1,214	$717	$1,911	$1,320

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total Assets

	June 30, 2018	December 31, 2017
U.S. Networks	$19,625	$4,127
International Networks	7,124	5,187
Education and Other	268	394
Corporate and inter-segment eliminations	6,475	12,847
Total assets	$33,492	$22,555
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments to account for goodwill. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.
NOTE 19. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by segment were as follows (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Networks	$19	$—	$53	$4
International Networks	146	4	246	21
Education and Other	1	—	1	1
Corporate	21	4	128	6
Total restructuring and other charges	$187	$8	$428	$32

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restructuring charges	$87	$4	$251	$28
Other charges	100	4	177	4
Total restructuring and other charges	$187	$8	$428	$32
Restructuring charges include contract terminations, employee terminations and facility closures. These charges result from activities to integrate Scripps Networks and establish an efficient cost structure. Contract-related restructuring charges include payments to terminate certain life of series production and music license contracts. Employee terminations relate to cost reduction efforts and management changes. Facility-related restructuring charges are recognized upon exiting all or a portion of a leased facility after meeting cease-use requirements. Other charges relate to content write-offs which resulted from a strategic review of content, primarily in the international networks segment, following the acquisition of Scripps Networks.
Changes in restructuring and other liabilities recorded in accrued liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Terminations	Total
December 31, 2017	$1	$42	$43
Net Accruals	50	194	244
Cash Paid	(29)	(129)	(158)
June 30, 2018	$22	$107	$129
Net accruals for the six months ended June 30, 2018 do not include $7 million of Scripps Networks equity awards exchanged for Discovery shares as of March 6, 2018 recorded in APIC and included in restructuring charges for the six months ended June 30, 2018.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of June 30, 2018 and December 31, 2017, most of the outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 6.) Each of the Company, DCL and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) have the ability to conduct registered offerings of debt securities.
Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and comprehensive income and cash flows of (i) the Company, (ii) Scripps Networks, (iii) DCH, (iv) DCL, (v) the non-guarantor subsidiaries of DCL and Scripps Networks on a combined basis, and (vi) reclassifications and eliminations necessary to arrive at the consolidated financial statement balances for the Company. DCL primarily includes the Discovery Channel and TLC networks in the U.S. The non-guarantor subsidiaries of DCL and Scripps Networks include substantially all of the Company’s other U.S. and international networks, education businesses, production companies and most of the Company’s websites and digital distribution arrangements. The non-guarantor subsidiaries of DCL are wholly owned subsidiaries of DCL with the exception of certain equity method investments. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly owned subsidiary of the Company. DHC is included in the other non-guarantor subsidiaries of the Company.
On April 3, 2018, the Company completed a non-cash transaction in which $2.3 billion aggregate principal amount of Scripps Networks outstanding debt was exchanged for Discovery senior notes (See Note 6). The exchanged Scripps Networks senior notes are fully and unconditionally guaranteed by Scripps Networks and the Company. During the three months ended June 30, 2018, the Company completed a series of senior note guaranty transactions and as a result as of June 30, 2018, the Company and Scripps Networks fully and unconditionally guarantee all of Discovery's senior notes on an unsecured basis, except for the $243 million un-exchanged Scripps Networks Senior Notes. (See Note 6.) The condensed consolidated financial statements presented below reflect the addition of Scripps Networks as a guarantor as of and for the three months ended June 30, 2018. Prior to the debt exchange and for the quarter ended March 31, 2018, the Company presented Scripps Networks combined with its non-guarantor subsidiaries separately as other non-guarantor subsidiaries of Discovery.
Basis of Presentation
Solely for purposes of presenting the condensed consolidating financial statements, investments in the Company’s subsidiaries have been accounted for by their respective parent company using the equity method. Accordingly, in the following condensed consolidating financial statements the equity method has been applied to (i) the Company’s interests in DCH, Scripps Networks, and the other non-guarantor subsidiaries of the Company, including the non-guarantor subsidiaries of Scripps Networks, (ii) DCH’s interest in DCL, and (iii) DCL’s interests in the non-guarantor subsidiaries of DCL and Scripps Networks. Inter-company accounts and transactions have been eliminated to arrive at the consolidated financial statement amounts for the Company. The Company’s accounting bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed down” to the applicable subsidiaries.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$47	$—	$25	$246	$74	$—	$392
Receivables, net	—	—	—	474	1,350	923	—	2,747
Content rights, net	—	—	—	3	269	86	—	358
Prepaid expenses and other current assets	20	53	31	33	155	117	—	409
Inter-company trade receivables, net	—	—	—	182	—	—	(182)	—
Total current assets	20	100	31	717	2,020	1,200	(182)	3,906
Investment in and advances to subsidiaries	7,918	13,795	(5,945)	6,494	—	(3,929)	(18,333)	—
Noncurrent content rights, net	—	—	—	676	1,576	1,006	—	3,258
Assets held for sale	—	—	—	68	—	—	—	68
Goodwill, net	—	—	—	3,678	3,316	6,125	—	13,119
Intangible assets, net	—	—	—	256	1,377	8,735	—	10,368
Equity method investments, including note receivable	—	96	—	23	317	587	—	1,023
Other noncurrent assets, including property and equipment, net	—	—	20	516	772	462	(20)	1,750
Total assets	$7,938	$13,991	$(5,894)	$12,428	$9,378	$14,186	$(18,535)	$33,492
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$—	$608	$27	$11	$—	$646
Other current liabilities	—	83	—	339	1,147	481	—	2,050
Inter-company trade payables, net	—	—	—	—	182	—	(182)	—
Total current liabilities	—	83	—	947	1,356	492	(182)	2,696
Noncurrent portion of debt	—	241	—	16,858	544	40	—	17,683
Other noncurrent liabilities	2	86	—	568	574	1,866	(19)	3,077
Total liabilities	2	410	—	18,373	2,474	2,398	(201)	23,456
Redeemable noncontrolling interests	—	—	—	—	410	—	—	410
Equity attributable to Discovery, Inc.	7,936	13,581	(5,894)	(5,945)	6,494	11,788	(20,024)	7,936
Noncontrolling interests	—	—	—	—	—	—	1,690	1,690
Total equity	7,936	13,581	(5,894)	(5,945)	6,494	11,788	(18,334)	9,626
Total liabilities and equity	$7,938	$13,991	$(5,894)	$12,428	$9,378	$14,186	$(18,535)	$33,492

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$506	$1,385	$961	$(7)	$2,845
Costs of revenues, excluding depreciation and amortization	—	—	—	107	593	292	3	995
Selling, general and administrative	5	1	—	87	417	187	(10)	687
Depreciation and amortization	—	—	—	11	100	299	—	410
Restructuring and other charges	1	—	—	16	137	35	(2)	187
Gain on disposition	—	—	—	—	(84)	—	—	(84)
Total costs and expenses	6	1	—	221	1,163	813	(9)	2,195
Operating (loss) income	(6)	(1)	—	285	222	148	2	650
Equity in earnings of subsidiaries	222	82	154	53	—	103	(614)	—
Interest income (expense)	—	2	—	(188)	(10)	—	—	(196)
Income (loss) from equity investees, net	—	—	—	1	(46)	5	—	(40)
Other income (expense), net	—	1	—	73	(82)	(38)	(1)	(47)
Income before income taxes	216	84	154	224	84	218	(613)	367
Income tax benefit (expense)	1	—	—	(70)	(26)	(28)	—	(123)
Net income	217	84	154	154	58	190	(613)	244
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Net income available to Discovery, Inc.	$217	$84	$154	$154	$58	$190	$(641)	$216

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$525	$1,224	$—	$(4)	$1,745
Costs of revenues, excluding depreciation and amortization	—	—	112	522	—	—	634
Selling, general and administrative	5	—	56	332	—	(4)	389
Depreciation and amortization	—	—	11	69	—	—	80
Restructuring and other charges	—	—	3	5	—	—	8
Loss on disposition	—	—	—	4	—	—	4
Total costs and expenses	5	—	182	932	—	(4)	1,115
Operating (loss) income	(5)	—	343	292	—	—	630
Equity in earnings of subsidiaries	376	376	245	—	251	(1,248)	—
Interest expense	—	—	(83)	(8)	—	—	(91)
Loss from equity investees, net	—	—	—	(42)	—	—	(42)
Other (expense) income, net	—	—	(62)	38	—	—	(24)
Income before income taxes	371	376	443	280	251	(1,248)	473
Income tax benefit (expense)	3	—	(67)	(29)	—	—	(93)
Net income	374	376	376	251	251	(1,248)	380
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Net income available to Discovery, Inc.	$374	$376	$376	$251	$251	$(1,254)	$374

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$994	$2,934	$1,234	$(10)	$5,152
Costs of revenues, excluding depreciation and amortization	—	—	—	214	1,459	384	(2)	2,055
Selling, general and administrative	31	—	—	167	853	253	(8)	1,296
Depreciation and amortization	—	—	—	28	193	382	—	603
Restructuring and other charges	9	—	—	59	235	127	(2)	428
Gain on disposition	—	—	—	—	(84)	—	—	(84)
Total costs and expenses	40	—	—	468	2,656	1,146	(12)	4,298
Operating (loss) income	(40)	—	—	526	278	88	2	854
Equity in earnings of subsidiaries	239	38	225	62	—	150	(714)	—
Interest expense	—	(4)	—	(345)	(22)	(2)	—	(373)
Income (loss) from equity investees, net	—	—	—	1	(77)	14	—	(62)
Other income (expense), net	—	2	—	49	(78)	(41)	(1)	(69)
Income before income taxes	199	36	225	293	101	209	(713)	350
Income tax benefit (expense)	9	—	—	(68)	(28)	(16)	—	(103)
Net income	208	36	225	225	73	193	(713)	247
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Net income available to Discovery, Inc.	$208	$36	$225	$225	$73	$193	$(752)	$208

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,016	$2,349	$—	$(7)	$3,358
Costs of revenues, excluding depreciation and amortization	—	—	220	1,021	—	—	1,241
Selling, general and administrative	9	—	130	672	—	(7)	804
Depreciation and amortization	—	—	23	137	—	—	160
Restructuring and other charges	—	—	19	13	—	—	32
Loss on disposition	—	—	—	4	—	—	4
Total costs and expenses	9	—	392	1,847	—	(7)	2,241
Operating (loss) income	(9)	—	624	502	—	—	1,117
Equity in earnings of subsidiaries	594	594	385	—	396	(1,969)	—
Interest expense	—	—	(169)	(13)	—	—	(182)
Loss on extinguishment of debt	—	—	(54)	—	—	—	(54)
Income (loss) from equity investees, net	—	—	1	(96)	—	—	(95)
Other (expense) income, net	—	—	(89)	52	—	—	(37)
Income before income taxes	585	594	698	445	396	(1,969)	749
Income tax benefit (expense)	4	—	(104)	(48)	—	—	(148)
Net income	589	594	594	397	396	(1,969)	601
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(12)	(12)
Net income available to Discovery, Inc.	$589	$594	$594	$397	$396	$(1,981)	$589

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$217	$84	$154	$154	$58	$190	$(613)	$244
Other comprehensive (loss) income adjustments, net of tax:
Currency translation	(206)	(197)	(49)	(49)	(64)	(230)	589	(206)
Derivatives	29	—	29	29	29	19	(106)	29
Comprehensive income (loss)	40	(113)	134	134	23	(21)	(130)	67
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Comprehensive income attributable to redeemable noncontrolling interests	2	—	2	2	2	1	(14)	(5)
Comprehensive income (loss) attributable to Discovery, Inc.	$42	$(113)	$136	$136	$25	$(20)	$(167)	$39

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$374	$376	$376	$251	$251	$(1,248)	$380
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	91	91	91	91	61	(334)	91
Available-for-sale securities	5	5	5	5	4	(19)	5
Derivatives	(9)	(9)	(9)	(9)	(6)	33	(9)
Comprehensive income	461	463	463	338	310	(1,568)	467
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	(6)	(6)
Comprehensive income attributable to Discovery, Inc.	$461	$463	$463	$338	$310	$(1,574)	$461

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$208	$36	$225	$225	$73	$193	$(713)	$247
Other comprehensive (loss) income adjustments, net of tax:
Currency translation	(203)	(177)	(26)	(26)	(41)	(194)	464	(203)
Derivatives	24	—	24	24	24	16	(88)	24
Comprehensive income (loss)	29	(141)	223	223	56	15	(337)	68
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Comprehensive income (loss) attributable to Discovery, Inc.	$29	$(141)	$223	$223	$56	$15	$(376)	$29

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$589	$594	$594	$397	$396	$(1,969)	$601
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	159	159	159	159	106	(583)	159
Available-for-sale securities	4	4	4	4	3	(15)	4
Derivatives	(17)	(17)	(17)	(18)	(11)	63	(17)
Comprehensive income	735	740	740	542	494	(2,504)	747
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	(8)	(13)
Comprehensive income attributable to Discovery, Inc.	$734	$739	$739	$541	$493	$(2,512)	$734

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018 (in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(100)	$(14)	$(8)	$156	$405	$277	$—	$716
Investing Activities
Business acquisitions, net of cash acquired	(8,714)	54	—	—	—	95	—	(8,565)
Payments for investments	—	—	—	(10)	(45)	7	—	(48)
Proceeds from dispositions, net of cash disposed	—	—	—	—	107	—	—	107
Purchases of property and equipment	—	—	—	(12)	(56)	(14)	—	(82)
Proceeds from derivative instruments, net	—	—	—	—	1	—	—	1
Inter-company distributions, and other investing activities, net	—	7	—	8	5	(8)	(8)	4
Cash (used in) provided by investing activities	(8,714)	61	—	(14)	12	80	(8)	(8,583)
Financing Activities
Commercial paper borrowings, net	—	—	—	579	—	—	—	579
Principal repayments of revolving credit facility	—	—	—	—	(50)	—	—	(50)
Borrowings under term loan facilities	—	—	—	2,000	—	—	—	2,000
Principal (repayments) borrowings of term loans	—	—	—	(1,500)	—	—	—	(1,500)
Principal repayments of capital lease obligations	—	—	—	(4)	(17)	(4)	—	(25)
Distributions to noncontrolling interests and redeemable noncontrolling interests	—	—	—	(19)	(2)	(38)	—	(59)
Share-based plan proceeds, net	26	—	—	—	—	—	—	26
Borrowings under program financing line of credit	—	—	—	23	—	—	—	23
Inter-company contributions and other financing activities, net	8,788	—	8	(7,996)	(589)	(236)	8	(17)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash provided by (used in) financing activities	8,814	—	8	(6,917)	(658)	(278)	8	977
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(22)	(5)	—	(27)
Net change in cash and cash equivalents	—	47	—	(6,775)	(263)	74	—	(6,917)
Cash and cash equivalents, beginning of period	—	—	—	6,800	509	—	—	7,309
Cash and cash equivalents, end of period	—	47	—	25	246	74	—	392

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$37	$(5)	$(22)	$433	$—	$—	$443
Investing Activities
Payments for investments	—	—	(7)	(263)	—	—	(270)
Purchases of property and equipment	—	—	(26)	(52)	—	—	(78)
Distributions from equity method investees	—	—	—	18	—	—	18
Proceeds from dispositions, net of cash disposed	—	—	—	29	—	—	29
Proceeds from derivative instruments, net	—	—	—	5	—	—	5
Other investing activities, net	—	—	27	3	—	(27)	3
Cash used in investing activities	—	—	(6)	(260)	—	(27)	(293)
Financing Activities
Commercial paper borrowings, net	—	—	25	—	—	—	25
Borrowings under revolving credit facility	—	—	350	—	—	—	350
Principal repayments of revolving credit facility	—	—	(200)	—	—	—	(200)
Borrowings from debt, net of discount and including premiums	—	—	659	—	—	—	659
Principal repayments of debt, including discount payment and premiums to par value	—	—	(650)	—	—	—	(650)
Principal repayments of capital lease obligations	—	—	(3)	(16)	—	—	(19)
Repurchases of stock	(501)	—	—	—	—	—	(501)
Cash settlement of common stock repurchase contracts	58	—	—	—	—	—	58
Distributions to redeemable noncontrolling interests	—	—	—	(20)	—	—	(20)
Share-based plan proceeds, net	11	—	—	—	—	—	11
Inter-company contributions and other financing activities, net	395	5	(165)	(270)	—	27	(8)
Cash (used in) provided by financing activities	(37)	5	16	(306)	—	27	(295)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	51	—	—	51
Net change in cash and cash equivalents	—	—	(12)	(82)	—	—	(94)
Cash and cash equivalents, beginning of period	—	—	20	280	—	—	300
Cash and cash equivalents, end of period	$—	$—	$8	$198	$—	$—	$206

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
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, anticipated sources and uses of capital and our acquisition of Scripps Networks. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, subscription video on demand (“SVOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue, as well as the development and proliferation of "skinny bundle" programming tiers; continued consolidation of distribution customers and production studios; acceleration of the decline in traditional cable subscribers; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; rapid technological changes; our ability to complete, integrate and obtain the anticipated benefits and synergies from our business combinations and acquisitions, including our acquisition of Scripps Networks, on a timely basis or at all; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; cybersecurity breaches or unauthorized access to our proprietary business data; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors or other business partners over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets, from events including Brexit; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software and services; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost-reduction initiative; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes, such as U.S. tax reform, or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; our significant level of debt; reduced access to capital markets or significant increases in costs to borrow; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. For additional risk factors, refer to Item 1A, “Risk Factors,” in the 2017 Form 10-K. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, FTA and broadcast television, authenticated GO applications, digital distribution arrangements and content licensing agreements. Our portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Food Network, HGTV, Investigation Discovery ("ID") and Velocity (known as Turbo outside of the U.S.) and Eurosport, a leading sports entertainment pay-TV programmer across Europe and Asia. We operate a production studio, and prior to the sale of the Education Business on April 30, 2018, we sold curriculum-based education products and services (See Note 2 to the accompanying consolidated financial statements.)
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
Our content spans genres including survival, exploration, sports, general entertainment, home, food and travel, heroes, adventure, crime and investigation, health and kids. We have an extensive library of high-definition content and own rights to much of our content and footage, which enables us to exploit our library to launch brands and services into new markets quickly. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world on a variety of platforms.
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television network brands and International Networks, consisting primarily of international television network brands. In addition, Education and Other consists principally of a production studio, and prior to the sale of the Education Business on April 30, 2018, curriculum-based education products and services (See Note 2 to the accompanying consolidated financial statements.) Our segment presentation aligns with our management structure and the financial information management uses to make strategic and operating decisions, such as the allocation of resources and business performance assessments.
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
In connection with the acquisition of Scripps Networks, on September 21, 2017, Discovery Communications, LLC ("DCL") issued several series of senior notes to partially fund the acquisition of Scripps Networks with an aggregate principal amount of $6.8 billion and entered into two term loan facilities with an aggregate principal amount of $2.0 billion. The Company applied the acquisition method of accounting to Scripps Networks' business, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill.
U.S. Networks
U.S. Networks generated revenues of $3.0 billion and Adjusted OIBDA of $1.6 billion during the six months ended June 30, 2018, which represented 57% and 86% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment owns and operates 17 national television networks, including fully distributed television networks such as Discovery Channel, TLC, Food Network, HGTV and Animal Planet.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from distributors for licensed content, referred to as other distribution revenue; fees from advertising sold on our television networks and digital content offerings, which include our authenticated GO applications; fees from providing sales representation, network distribution services; and revenue from licensing our brands for consumer products.
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. We provide authenticated U.S. TV Everywhere products that are available to certain subscribers and connect viewers through mobile platform applications with live and on-demand access to award-winning shows and series from 16 U.S. networks in the Discovery portfolio: Food Network, HGTV, Discovery Channel, TLC, Animal Planet, ID, Travel Channel, the Oprah Winfrey Network ("OWN"), Velocity, Science Channel, Cooking Channel, DIY Network, Great American Country, American Heroes Channel, Destination America and Discovery Life.
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
During the six months ended June 30, 2018, distribution, advertising and other revenues were 40%, 58% and 2%, respectively, of total revenues for this segment.
On November 30, 2017, the Company acquired from Harpo, Inc. ("Harpo") a controlling interest in OWN, increasing Discovery’s ownership stake from 49.50% to 73.75%. OWN is a pay-TV network and website that provides adult lifestyle and entertainment content, which is focused on African American viewers. As a result of the transaction on November 30, 2017, the accounting for OWN was changed from an equity method investment to a consolidated subsidiary.
On September 25, 2017, the Company contributed its linear cable network focused on cars and motor sports, Velocity, to a new joint venture ("MTG"), with GoldenTree Asset Management L.P. ("GoldenTree"). GoldenTree's contributions to MTG included businesses from The Enthusiast Network, Inc. ("TEN"), primarily MotorTrend.com, Motor Trend YouTube channel and the Motor Trend OnDemand OTT service. The joint venture has a portfolio of digital content, social groups and live events and original content focused on the automotive audience. In exchange for their contributions, Discovery and GoldenTree received 67.5% and 32.5% ownership of the new joint venture, respectively.
International Networks
International Networks generated revenues of $2.1 billion and Adjusted OIBDA of $473 million during the six months ended June 30, 2018, which represented 42% and 25% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks and brands that are delivered across multiple distribution platforms. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Food Network, HGTV, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, Real Time, DMAX and Discovery Kids. As of June 30, 2018, International Networks operated more than 400 unique distribution feeds in more than 45 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA networks in Europe and the Middle East and broadcast networks in Poland, Denmark, Norway and Sweden, and continues to pursue further international expansion. FTA networks generate a significant portion of International Networks' revenue. The penetration and growth rates of television services vary across countries and territories depending on numerous factors including the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks has a large international distribution platform for its 71 networks, with as many as 14 networks distributed in any particular country or territory across approximately 220 countries and territories around the world. International Networks pursues distribution across all television and other delivery platforms based on the specific dynamics of local markets and relevant commercial agreements.

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
During the six months ended June 30, 2018, distribution, advertising and other revenues were 50%, 40% and 10%, respectively, of total net revenues for this segment. For the six months ended June 30, 2018, FTA or broadcast networks generated 63% of International Networks' advertising revenue and pay-TV networks generated 37% of International Networks' advertising revenue.
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

Education and Other
Education and Other generated revenues of $49 million during the six months ended June 30, 2018, which represented 1% of our consolidated revenues.
On April 30, 2018, the Company sold an 88% controlling equity stake in its Education Business to Francisco Partners for cash of $113 million and recorded a gain of $84 million upon disposition. Education Business is comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hard copy curriculum-based content. Discovery retained a 12% ownership interest in the Education Business, which is accounted for as an equity method investment. (See Note 3 to the accompanying consolidated financial statements.) Discovery has long-term trade name license agreements with the Education Business that are royalty arrangements at fair value. The disposal is not accounted for as a discontinued operation, because the disposition does not represent a strategic shift that has a significant impact on the Company's operations and consolidated financial results. (See Note 2 to the accompanying consolidated financial statements.)
On April 28, 2017, the Company sold Raw and Betty to All3Media. All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting. Raw and Betty were components of the studios operating segment reported with Education and Other. (See Note 2 to the accompanying consolidated financial statements.)
Other is comprised of our wholly-owned production studio, which provides services to our U.S. Networks and International Networks segments at cost.

RESULTS OF OPERATIONS
The discussion below compares our actual and pro forma combined results for the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017, respectively, as if the Transactions occurred on January 1, 2017. Management believes reviewing our actual operating results in addition to combined pro forma results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our combined U.S. Networks, International Networks and Corporate and Inter-Segment Eliminations pro forma information is based on the historical operating results of the respective businesses as applicable to each segment and includes adjustments directly attributable to the Transactions as if they had occurred on January 1, 2017, such as:

1.	The impact of the purchase price allocation to the fair value of assets, liabilities, and noncontrolling interests, such as intangible amortization;

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
Actual amounts for the three and six months ended June 30, 2018 include the results of operations for the Discovery and Scripps Networks, OWN and MTG businesses for the period since each respective transaction. Scripps Networks was acquired on March 6, 2018, OWN was consolidated on November 30, 2017 and MTG was consolidated on September 25, 2017.

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,
	2018			2017
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
							$	%	$	%
Revenues:
Distribution	$1,186	$—	$1,186	$857	$277	$1,134	$329	38%	$52	5%
Advertising	1,563	1	1,564	805	715	1,520	758	94%	44	3%
Other	96	(2)	94	83	32	115	13	16%	(21)	(18)%
Total revenues	2,845	(1)	2,844	1,745	1,024	2,769	1,100	63%	75	3%
Costs of revenues, excluding depreciation and amortization	995	5	1,000	634	335	969	361	57%	31	3%
Selling, general and administrative	687	(2)	685	389	257	646	298	77%	39	6%
Depreciation and amortization	410	(70)	340	80	311	391	330	NM	(51)	(13)%
Restructuring and other charges	187	—	187	8	—	8	179	NM	179	NM
(Gain) loss on disposition	(84)	—	(84)	4	—	4	(88)	NM	(88)	NM
Total costs and expenses	2,195	(67)	2,128	1,115	903	2,018	1,080	97%	110	5%
Operating income	650	66	716	630	121	751	20	3%	(35)	(5)%
Interest expense	(196)			(91)			(105)	NM
Loss on extinguishment of debt	—			—			—	—
Loss from equity investees, net	(40)			(42)			2	5%
Other expense, net	(47)			(24)			(23)	(96)%
Income before income taxes	367			473			(106)	(22)%
Income tax expense	(123)			(93)			(30)	(32)%
Net income	244			380			(136)	(36)%
Net income attributable to noncontrolling interests	(23)			—			(23)	(100)%
Net income attributable to redeemable noncontrolling interests	(5)			(6)			1	17%
Net income available to Discovery, Inc.	$216			$374			$(158)	(42)%
NM - Not meaningful

	Six Months Ended June 30,
	2018			2017
	Actual	Pro Forma Adjustments (a)	Pro Forma Combined	Actual	Pro Forma Adjustments (a)	Pro Forma Combined	Actual Change		Pro Forma Combined Change
							$	%	$	%
Revenues:
Distribution	$2,237	$177	$2,414	$1,712	$555	$2,267	$525	31%	$147	6%
Advertising	2,575	426	3,001	$1,492	1,357	2,849	1,083	73%	152	5%
Other	340	19	359	154	68	222	186	NM	137	62%
Total revenues	5,152	622	5,774	3,358	1,980	5,338	1,794	53%	436	8%
Costs of revenues, excluding depreciation and amortization	2,055	205	2,260	1,241	642	1,883	814	66%	377	20%
Selling, general and administrative	1,296	130	1,426	804	525	1,329	492	61%	97	7%
Depreciation and amortization	603	64	667	160	622	782	443	NM	(115)	(15)%
Restructuring and other charges	428	10	438	32	—	32	396	NM	406	NM
(Gain) loss on disposition	(84)	—	(84)	4	—	4	(88)	NM	(88)	NM
Total costs and expenses	4,298	409	4,707	2,241	1,789	4,030	2,057	92%	677	17%
Operating income	854	213	1,067	1,117	191	1,308	(263)	(24)%	$(241)	(18)%
Interest expense	(373)			(182)			(191)	NM
Loss on extinguishment of debt	—			(54)			54	100%
Loss from equity investees, net	(62)			(95)			33	35%
Other expense, net	(69)			(37)			(32)	(86)%
Income before income taxes	350			749			(399)	(53)%
Income tax expense	(103)			(148)			45	30%
Net income	247			601			(354)	(59)%
Net income attributable to noncontrolling interests	(28)			—			(28)	(100)%
Net income attributable to redeemable noncontrolling interests	(11)			(12)			1	8%
Net income available to Discovery, Inc.	$208			$589			$(381)	(65)%
(a) Certain updates were made to previously disclosed pro forma adjustments as a result of further information identified after May 10, 2018, the date our March 31, 2018 quarterly report on Form 10-Q was filed. These changes impact the costs of revenue, depreciation and amortization, and restructuring and other charges line items. The pro forma adjustments disclosed above are inclusive of these updates and therefore many not reconcile to previously disclosed amounts.
Revenues
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from SVOD content licensing and other emerging forms of digital distribution. Distribution revenue increased 38% and 31% for the three and six months ended June 30, 2018, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions and foreign currency fluctuations, distribution revenue increased 3% and 5% for the three and six months ended June 30, 2018, respectively. For the three months ended June 30, 2018 the increase was a result of an increase of 6% at International Networks. For the six months ended June 30, 2018 the increase was a result of increases of

1% at U.S. Networks and 8% at International Networks. On a pro forma combined basis, distribution revenue increased 5% and 6% for the three and six months ended June 30, 2018, respectively. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, distribution revenue increased 3% and 4% for the three and six months ended June 30, 2018, respectively. The increase was a result of increases of 6% and 8% at International Networks for the three and six months ended June 30, 2018, respectively, with an increase of 1% at U.S. Networks also contributing to the change for the six months ended June 30, 2018.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix of sales of commercial time between the upfront and scatter markets and economic conditions. These factors impact the pricing and volume of our advertising inventory. Advertising revenue increased 94% and 73% for the three and six months ended June 30, 2018, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions and foreign currency fluctuations, advertising revenue was consistent with the prior period for the three months ended June 30, 2018 and increased 3% for the six months ended June 30, 2018. The increase for the year to date period was a result of increases of 2% at U.S. Networks and 5% at International Networks. On a pro forma combined basis, advertising revenue increased 3% and 5% for the three and six months ended June 30, 2018, respectively. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, advertising revenue increased 1% and 3% for the three and six months ended June 30, 2018, respectively. The increase was a result of increases of 1% and 1% at U.S. Networks and 2% and 6% at International Networks for the three and six months ended June 30, 2018, respectively.
Other revenue increased $13 million and $186 million for the three and six months ended June 30, 2018, respectively, partially due to the impact of the Transactions. Excluding the impact of the Transactions and foreign currency fluctuations, other revenue decreased $25 million for the three months ended June 30, 2018 and increased $113 million for the six months ended June 30, 2018. The decrease on a quarter to date basis was a result of decreases of $30 million at Education and Other and $6 million at U.S. Networks, partially offset by an increase of $12 million at International Networks. On a year to date basis the increase was a result of an increase of $157 million at International Networks, partially offset by decreases of $32 million at Education and Other and $9 million at U.S. Networks. Excluding the impact of foreign currency fluctuations and on a pro forma basis, other revenue decreased $22 million and increased $127 million for the three and six months ended June 30, 2018, respectively. For the three months ended June 30, 2018 the decrease was the result of a decrease of $30 million at Education and Other, partially offset by an increase of $13 million at International Networks. For the six months ended June 30, 2018 the increase was the result of an increase of $165 million at International Networks, partially offset by a decrease of $32 million at Education and Other.
Revenue for our segments is discussed separately below under the heading “Segment Results of Operations.”
Costs of Revenues
The Company's principal component of costs of revenues is content expense. Content expense includes television series, television specials, films, sporting events and digital products. The costs of producing a content asset and bringing that asset to market consist of film costs, participation costs, exploitation costs and manufacturing costs. Content rights expense excluding the impact of foreign currency fluctuations was $731 million and $463 million for the three months ended June 30, 2018 and 2017, respectively, and $1,474 million and $934 million for the six months ended June 30, 2018 and 2017, respectively. Costs of revenues increased 57% and 66% for the three and six months ended June 30, 2018, respectively. Excluding the impact of the Transactions and foreign currency fluctuations, costs of revenue increased 1% and 21%. The increase was a result of increases of 3% and 3% at U.S. Networks and 2% and 34% at International Networks for the three and six months ended June 30, 2018, respectively. On a pro forma combined basis, costs of revenues increased 3% and 20% for the three and six months ended June 30, 2018, respectively. Excluding the impact of foreign currency fluctuations and on a pro forma basis, costs of revenues increased 1% and 16%. The increase was a result of increases of 1% and 3% at U.S. Networks and 4% and 31% at International Networks for the three and six months ended June 30, 2018, respectively. On a pro forma basis and excluding the impacts of foreign currency, content expense was $736 million and $734 million for the three months ended June 30, 2018 and 2017, respectively, and $1,632 million and $1,449 million for the six months ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Selling, general and administrative expenses increased 77% and 61% for the three and six months ended June 30, 2018, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, directly related third-party transaction and planned integration costs and foreign currency fluctuations, selling, general and administrative expenses increased 9% and 7% for the three and six months ended June 30, 2018, respectively. The increase was due to increases of 7% and 3% at U.S. Networks, 3% and 10% at International Networks and 6% and 6% at Corporate, and to a lesser extent increases in mark-to-market share based compensation expense, partially offset by decreases of 64% and 41% at Education and Other, for the three and six months ended June 30, 2018, respectively. On a pro forma combined basis, selling, general and administrative expenses increased 6% and 7% for the three and six months ended June 30, 2018, respectively. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, selling, general and administrative expenses increased 4% for the three and six months ended June 30, 2018. The increases were primarily due to Scripps integration costs and to a lesser extent, increases in mark-to-market share based compensation expense, partially offset by decreases of 8% and 3% at Corporate for the three and six months ended June 30, 2018, respectively, with a decrease of 3% at International Networks also contributing to the decrease on quarter to date basis.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased $330 million and $443 million for the three and six months ended June 30, 2018, respectively, primarily due to the impact of the Transactions. On a pro forma combined basis, depreciation and amortization expense decreased $51 million and $115 million for the three and six months ended June 30, 2018, primarily due to amortization related to the ad revenue backlog intangible included in the pro forma results for the three and six months ended June 30, 2017, which has a one-year useful life, and was therefore fully amortized on a pro forma basis in 2017.
During the three months ended June 30, 2018, an impairment loss of $12 million was recorded upon the reclassification of the Company's Silver Spring headquarters to assets held for sale. The impairment loss is reflected as a component of depreciation and amortization. (See Note 4 to the accompanying consolidated financial statements.)
Restructuring and Other Charges
Restructuring and other charges increased $179 million and $396 million for the three and six months ended June 30, 2018, respectively, primarily as a result of higher personnel-related termination costs for involuntary severance actions associated with the integration of Scripps Networks, content impairments associated with changes in programming strategies primarily in the international networks segment and costs associated with the termination of long-term programming arrangements. (See Note 19 to the accompanying consolidated financial statements.) On a pro forma combined basis, restructuring and other charges increased $179 million and $406 million for the three and six months ended June 30, 2018, respectively. We expect to incur additional restructuring and integration expenses related to employee and contract terminations, relocation from the Company's Silver Spring headquarters to New York City and costs related to content.
(Gain) Loss on Disposition
We recorded an $84 million gain for each of the three and six months ended June 30, 2018 due to the sale of a controlling stake of the Education Business on April 30, 2018, compared with a loss of $4 million for the three and six months ended June 30, 2017 due to the disposition of the Raw and Betty production studios. (See Note 2 to the accompanying financial statements.)
Interest Expense
Interest expense increased $105 million and $191 million for the three and six months ended June 30, 2018, respectively, primarily due to interest accrued on the senior notes issued on September 21, 2017 and term loans drawn on March 6, 2018, both used to effect the acquisition of Scripps Networks. (See Note 6 to the accompanying consolidated financial statements.)
Loss from equity investees, net
Losses from our equity method investees decreased $2 million and $33 million for the three and six months ended June 30, 2018, respectively, primarily due to a reduction in losses from investments in limited liability companies that sponsor renewable energy projects related to solar energy, and to a lesser extent inclusion of equity earnings as a result of the acquisition of Scripps Networks, partially offset by the absence of earnings from the Company's equity method investment in OWN. The decrease in losses was partially offset by impairments of $19 million for the three months ended June 30, 2018 and $24 million for the six months ended June 30, 2018. (See Note 3 to the accompanying consolidated financial statements.)

Other Expense, net
The table below presents the details of other expense, net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency losses, net	$(47)	$(26)	$(51)	$(35)
Gain (loss) on derivative instruments, net	5	1	10	(2)
Change in the value of common stock investments with readily determinable fair value	(5)	—	(43)	—
Interest income	—	—	15	—
Other income, net	—	1	—	—
Total other expense, net	$(47)	$(24)	$(69)	$(37)
Total other expense, net increased $23 million and $32 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2018 foreign currency losses increased, mostly related to exchange rate changes in the Polish Zloty, and to a lesser extent other European currencies, that impacted foreign currency monetary assets. For the six months ended June 30, 2018 the increase in other expenses was primarily due to the adoption of the recognition and measurement of financial instruments guidance on January 1, 2018, which requires the Company to record gains and losses on equity investments with readily determinable fair values in other expense, net. Previously, unrealized gains and losses were recorded in other comprehensive income. The losses were partially offset by interest income of $15 million generated from the Company's short-term investment of a portion of the proceeds of the Company's $6.8 billion in senior notes issued to fund the acquisition of Scripps Networks prior to the acquisition date. (See Note 1 and Note 3 to the accompanying consolidated financial statements.)
Income Tax Expense
The following tables reconcile the U.S. federal statutory income tax rate to the Company's effective income tax rate.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
U.S. federal statutory income tax provision	$77	21%	$165	35%	$73	21%	$262	35%
State and local income taxes, net of federal tax benefit	13	3%	8	2%	5	2%	11	2%
Effect of foreign operations	11	3%	(24)	(5)%	15	4%	(39)	(5)%
Domestic production activity deductions	—	—%	(14)	(3)%	—	—%	(22)	(3)%
Change in uncertain tax positions	25	7%	—	—%	27	7%	1	—%
Renewable energy investments tax credits (See Note 3)	(3)	(1)%	(40)	(9)%	(3)	(1)%	(66)	(9)%
U.S. legislative changes	—	—%	—	—%	(19)	(5)%	—	—%
Noncontrolling interest adjustment	(4)	(1)%	—	—%	(4)	(1)%	—	—%
Other, net	4	1%	(2)	—%	9	2%	1	—%
Income tax expense	$123	33%	$93	20%	$103	29%	$148	20%
During 2018, the decrease in income tax expense was primarily attributable to decreases in income in addition to the TCJA, which revised the U.S. corporate income tax rate from 35% to 21%, and a discrete tax benefit of $19 million following U.S. legislative changes that extended the accelerated deduction of qualified film productions. These decreases were also partially offset by a reduction in benefits from investment tax credits from our renewable energy investments and provisions for uncertain tax positions. Excluding discrete items, the effective tax rates were 33% and 29% for the three and six months ended June 30, 2018, respectively, and 20% for each of the three and six months ended June 30, 2017, respectively.
Segment Results of Operations
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation,

(ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios and (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps Networks acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. We also exclude the depreciation of fixed assets and amortization of intangible assets as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives.
Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with US GAAP.
Additional financial information for our reportable segments is set forth in Note 18 to the accompanying consolidated financial statements.
The tables below present the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended June 30,
	2018	2017	% Change
Revenues:
U.S. Networks	$1,780	$890	100%
International Networks	1,051	811	30%
Education and Other	14	44	(68)%
Total revenues	2,845	1,745	63%
Costs of revenues, excluding depreciation and amortization	(995)	(634)	57%
Selling, general and administrative (a)	(636)	(394)	61%
Adjusted OIBDA	$1,214	$717	69%

	Six Months Ended June 30,
	2018	2017	% Change
Revenues:
U.S. Networks	$2,954	$1,719	72%
International Networks	2,149	1,558	38%
Education and Other	49	81	(40)%
Total revenues	5,152	3,358	53%
Costs of revenues, excluding depreciation and amortization	(2,055)	(1,241)	66%
Selling, general and administrative (a)	(1,186)	(797)	49%
Adjusted OIBDA	$1,911	$1,320	45%

(a) Selling, general and administrative expenses exclude mark-to-market share-based compensation and third-party transaction costs directly related to the acquisition of Scripps Networks and integration costs.

The tables below present our reconciliation of consolidated net income available to Discovery, Inc. to total Adjusted OIBDA and Adjusted OIBDA by segment (in millions).

	Three Months Ended June 30,
	2018	2017	% Change
Net income available to Discovery, Inc.	$216	$374	(42)%
Net income attributable to redeemable noncontrolling interests	5	6	(17)%
Net income attributable to noncontrolling interests	23	—	100%
Income tax expense	123	93	32%
Other expense, net	47	24	96%
Loss from equity investees, net	40	42	(5)%
Interest expense	196	91	NM
Operating income	650	630	3%
Restructuring and other charges	187	8	NM
Depreciation and amortization	410	80	NM
Mark-to-market share-based compensation	26	(5)	NM
Scripps Networks transaction and integration costs	25	—	100%
(Gain) loss on disposition	(84)	4	NM
Total Adjusted OIBDA	$1,214	$717	69%

Adjusted OIBDA:
U.S. Networks	$983	$567	73%
International Networks	336	236	42%
Education and Other	—	5	(100)%
Corporate and inter-segment eliminations	(105)	(91)	15%
Total Adjusted OIBDA	$1,214	$717	69%

	Six Months Ended June 30,
	2018	2017	% Change
Net income available to Discovery, Inc.	$208	$589	(65)%
Net income attributable to redeemable noncontrolling interests	11	12	(8)%
Net income attributable to noncontrolling interests	28	—	100%
Income tax expense	103	148	(30)%
Other expense, net	69	37	86%
Loss from equity investees, net	62	95	(35)%
Loss on extinguishment of debt	—	54	(100)%
Interest expense	373	182	NM
Operating income	854	1,117	(24)%
Restructuring and other charges	428	32	NM
Depreciation and amortization	603	160	NM
Mark-to-market share-based compensation	29	7	NM
Scripps Networks transaction and integration costs	81	—	100%
(Gain) loss on disposition	(84)	4	NM
Total Adjusted OIBDA	$1,911	$1,320	45%

Adjusted OIBDA:
U.S. Networks	$1,635	$1,068	53%
International Networks	473	430	10%
Education and Other	3	(1)	NM
Corporate and inter-segment eliminations	(200)	(177)	13%
Total Adjusted OIBDA	$1,911	$1,320	45%

U.S. Networks
The tables below present, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,
	2018			2017
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
Revenues:							$	%	$	%
Distribution	$654	$(1)	$653	$400	$249	$649	$254	64%	$4	1%
Advertising	1,090	1	1,091	472	607	1,079	618	NM	12	1%
Other	36	(1)	35	18	20	38	18	100%	(3)	(8)%
Total revenues	1,780	(1)	1,779	890	876	1,766	890	100%	13	1%
Costs of revenues, excluding depreciation and amortization	(490)	1	(489)	(216)	(267)	(483)	(274)	NM	(6)	(1)%
Selling, general and administrative	(307)	(1)	(308)	(107)	(202)	(309)	(200)	NM	1	—%
Total Adjusted OIBDA	983	(1)	982	567	407	974	416	73%	8	1%
Mark-to-market share-based compensation	—	—	—	—	2	2	—	—%	(2)	(100)%
Depreciation and amortization	(295)	70	(225)	(6)	(283)	(289)	(289)	NM	64	22%
Restructuring and other charges	(19)	—	(19)	—	—	—	(19)	(100)%	(19)	(100)%
Scripps Networks transaction and integration costs	(4)	—	(4)	—	—	—	(4)	(100)%	(4)	(100)%
Inter-segment eliminations	2	—	2	(2)	7	5	4	NM	(3)	(60)%
Operating income	$667	$69	$736	$559	$133	$692	$108	19%	$44	6%

	Six Months Ended June 30,
	2018			2017
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
Revenues:							$	%	$	%
Distribution	$1,168	$155	$1,323	$808	$500	$1,308	$360	45%	$15	1%
Advertising	1,717	357	2,074	877	1,168	2,045	840	96%	29	1%
Other	69	6	75	34	43	77	35	NM	(2)	(3)%
Total revenues	2,954	518	3,472	1,719	1,711	3,430	1,235	72%	42	1%
Costs of revenues, excluding depreciation and amortization	(811)	(152)	(963)	(426)	(510)	(936)	(385)	(90)%	(27)	(3)%
Selling, general and administrative	(508)	(111)	(619)	(225)	(404)	(629)	(283)	NM	10	2%
Total Adjusted OIBDA	1,635	255	1,890	1,068	797	1,865	567	53%	25	1%
Mark-to-market share-based compensation	—	—	—	—	2	2	—	—%	(2)	(100)%
Depreciation and amortization	(395)	(44)	(439)	(14)	(568)	(582)	(381)	NM	143	25%
Restructuring and other charges	(53)	(6)	(59)	(4)	—	(4)	(49)	NM	(55)	NM
Scripps Networks transaction and integration costs	(4)	—	(4)	—	—	—	(4)	(100)%	(4)	(100)%
Inter-segment eliminations	(1)	4	3	(8)	15	7	7	88%	(4)	(57)%
Operating income	$1,182	$209	$1,391	$1,042	$246	$1,288	$140	13%	$103	8%

Revenues
Distribution revenue increased 64% and 45% for the three and six months ended June 30, 2018, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, distribution revenue was flat for the three months ended June 30, 2018 and increased 1% for the six months ended June 30, 2018. On a pro forma combined basis, distribution revenue increased 1% for the three and six months ended June 30, 2018. For as reported, excluding the impact of the Transactions, and pro forma results for the three and six months ended June 30, 2018, increases in contractual affiliate rates were offset by a decline in subscribers and to a lesser extent lower contributions from content deliveries under licensing agreements. On a pro forma combined basis, total portfolio subscribers were 5% lower at June 30, 2018 than June 30, 2017, while subscribers to our fully distributed networks were 3% lower.
Advertising revenue for the three and six months ended June 30, 2018 increased $618 million and $840 million, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, advertising revenue was flat for the three months ended June 30, 2018 and increased 2% for the six months ended June 30, 2018. On a pro forma combined basis, advertising revenue increased 1% for the three and six months ended June 30, 2018. For both as reported excluding the impact of the Transactions and pro forma combined results increases from continued monetization of our digital content offerings, and to a lesser extent higher pricing for advertising spots on our linear networks, were partially offset by lower audience delivery on our linear networks, with lower audience delivery fully offsetting the increases on an as reported basis excluding the impact of the transactions for the three months ended June 30, 2018.
Other revenue increased $18 million and $35 million for the three and six months ended June 30, 2018, respectively, due to the impact of the Transactions. Excluding the impact of the Transactions, other revenue decreased $6 million and $9 million for the three and six months ended June 30, 2018, respectively. On a pro forma combined basis, other revenue decreased $4 million and $3 million for the three and six months ended June 30, 2018, respectively. For both as reported excluding the impact of the Transactions and pro forma combined results the decrease was due to lower program and merchandising sales.
Costs of Revenues
Costs of revenues increased $274 million and $385 million for the three and six months ended June 30, 2018, respectively, primarily due to the impact of the Transactions. Content expense was $418 million and $183 million for the three months ended June 30, 2018 and 2017, respectively, and $693 million and $361 million for the six months ended June 30, 2018 and 2017, respectively. Excluding the impact of the Transactions, costs of revenues increased 3% for three and six months ended June 30, 2018. On a pro forma combined basis, costs of revenues increased 1% and 3% for the three and six months ended June 30, 2018, respectively. Pro forma combined content expense was $418 million and $415 million for the three months ended June 30, 2018 and 2017, respectively, and $822 million and $801 million for the six months ended June 30, 2018 and 2017, respectively. For both as reported excluding the impact of the Transactions and pro forma combined results, the increases were primarily attributable to increased spending on content in the prior year that is amortizing in the current period, and to a lesser extent, increases in digital media production and distribution costs.
Selling, General and Administrative
Selling, general and administrative expenses increased $200 million and $283 million for the three and six months ended June 30, 2018, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, selling, general and administrative expenses increased 7% and 3%, respectively, for the same periods. The increase was primarily attributable to increased spending on marketing due to the timing of premieres for programming on our linear networks, partially offset by reductions in personnel costs due to restructuring and the integration of Scripps Networks for the three months ended June 30, 2018, and increased research costs for the six months ended June 30, 2018. On a pro forma combined basis, selling, general and administrative expenses were flat for the three months ended June 30, 2018, and decreased 2% for the six months ended June 30, 2018, due to cost reduction efforts implemented as part of the integration of Scripps Networks.
Adjusted OIBDA
Adjusted OIBDA increased 73% and 53% for the three and six months ended June 30, 2018, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, Adjusted OIBDA decreased 4% and 1%, for the three and six months ended June 30, 2018, respectively, primarily driven by increases in costs of revenues and selling, general and administrative expenses. On a pro forma combined basis, Adjusted OIBDA increased 1% for the three and six months ended June 30, 2018, primarily driven by increases in distribution and advertising revenue, partially offset by increases in costs of revenues.

International Networks
The following tables present, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,
	2018			2017			Actual Change		Pro Forma Combined Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenues:
Distribution	$532	$1	$533	$457	$28	$485	$75	16%	$48	10%
Advertising	473	—	473	333	108	441	140	42%	32	7%
Other	46	(1)	45	21	12	33	25	NM	12	36%
Total revenues	1,051	—	1,051	811	148	959	240	30%	92	10%
Costs of revenues, excluding depreciation and amortization	(499)	(6)	(505)	(400)	(68)	(468)	(99)	(25)%	(37)	(8)%
Selling, general and administrative	(216)	1	(215)	(175)	(35)	(210)	(41)	(23)%	(5)	(2)%
Total Adjusted OIBDA	336	(5)	331	236	45	281	100	42%	50	18%
Depreciation and amortization	(83)	—	(83)	(55)	(27)	(82)	(28)	(51)%	(1)	(1)%
Restructuring and other charges	(146)	—	(146)	(4)	—	(4)	(142)	NM	(142)	NM
Inter-segment eliminations	(5)	—	(5)	—	(6)	(6)	(5)	(100)%	1	17%
Operating income	$102	$(5)	$97	$177	$12	$189	$(75)	(42)%	$(92)	(49)%

	Six Months Ended June 30,
	2018			2017			Actual Change		Pro Forma Combined Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenues:
Distribution	$1,069	$22	$1,091	$904	$55	$959	$165	18%	$132	14%
Advertising	858	69	927	615	189	804	243	40%	123	15%
Other	222	13	235	39	25	64	183	NM	171	NM
Total revenues	2,149	104	2,253	1,558	269	1,827	591	38%	426	23%
Costs of revenues, excluding depreciation and amortization	(1,226)	(53)	(1,279)	(781)	(132)	(913)	(445)	(57)%	(366)	(40)%
Selling, general and administrative	(450)	(26)	(476)	(347)	(69)	(416)	(103)	(30)%	(60)	(14)%
Total Adjusted OIBDA	473	25	498	430	68	498	43	10%	—	—%
Depreciation and amortization	(150)	(19)	(169)	(109)	(53)	(162)	(41)	(38)%	(7)	(4)%
Restructuring and other charges	(246)	(2)	(248)	(21)	—	(21)	(225)	NM	(227)	NM
Inter-segment eliminations	(6)	(3)	(9)	—	(12)	(12)	(6)	(100)%	3	25%
Operating income	$71	$1	$72	$300	$3	$303	$(229)	(76)%	$(231)	(76)%
Revenues
Distribution revenue for the three and six months ended June 30, 2018 increased 16% and 18%, respectively, mostly due to the impact of the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, distribution revenue increased 6% and 8% for the three and six months ended June 30, 2018, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, distribution revenue increased 6% and 8% for the three and six months ended June 30, 2018, respectively. For both as reported excluding the impact of the acquisition of Scripps Networks and pro forma combined results, excluding the impact of foreign currency fluctuations, change is primarily driven by increases in digital subscription revenues in Europe and higher pricing in Latin America and Europe, partially offset by pricing declines in Asia.
Advertising revenue for the three and six months ended June 30, 2018 increased 42% and 40%, respectively, primarily due to the impact of the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, advertising revenue was flat and increased 5% for the three and six months ended June 30, 2018, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, advertising revenue increased 2% and 6% for the three and six months ended June 30, 2018, respectively. For as reported excluding the impact of the acquisition of Scripps Networks and pro forma combined results for the three months ended June 30, 2018, excluding the impact of foreign currency fluctuations, the impact of favorable pricing was offset by viewership declines in Europe, with strong performance at TVN driving an increase on a pro forma combined basis. For both as reported excluding the acquisition of Scripps and pro forma combined results, excluding the impact of foreign currency fluctuations, for the six months ended June 30, 2018 the increase is primarily driven by increases in pricing, partially offset by lower ratings in Europe.
Other revenue for the three and six months ended June 30, 2018 increased $25 million and $183 million, respectively. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, other revenue increased $12 million and $157 million, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, other revenue increased $13 million and $165 million for the three and six months ended June 30, 2018, respectively. For both as reported excluding the impact of the acquisition of Scripps Networks and pro forma combined results for the three months ended June 30, 2018, excluding the impact of foreign currency fluctuations, the increase is largely due to higher content sales. For both as reported excluding the impact of the acquisition of Scripps Networks and pro forma combined results for the six months ended June 30, 2018, excluding the impact of foreign currency fluctuations, the increase is primarily due to sublicensing of Olympics sports rights to broadcast networks throughout Europe.
Costs of Revenues
Costs of revenues for the three and six months ended June 30, 2018 increased 25% and 57%, respectively, primarily due to the impact of the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, costs of revenues increased 2% and 34% for the three and six months ended June 30, 2018, respectively. Content rights expense excluding the impact of foreign currency fluctuations was $312 million and $278 million for the three months ended June 30, 2018 and 2017, respectively, and $778 million and $568 million for the six months ended June 30, 2018 and 2017, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, costs of revenues increased 4% and 31% for the three and six months ended June 30, 2018, respectively. Pro forma combined content rights expense was $317 million and $317 million for the three months ended June 30, 2018 and 2017, respectively and $807 million and $643 million for the six months ended June 30, 2018 and 2017, respectively. For both as reported excluding the impact of the acquisition of Scripps Networks and pro forma combined results, excluding the impact of foreign currency fluctuations, the increase is primarily driven by spending on sports content and associated production costs for the three and six months ended June 30, 2018, particularly the Olympics for the six months ended June 30, 2018.
Selling, General and Administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2018 increased 23% and 30%, respectively, mostly due to the impact of the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, selling, general and administrative expenses increased 3% and 10% for the three and six months ended June 30, 2018, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, selling, general and administrative expenses decreased 3% for the three months ended June 30, 2018 due to management's cost containment efforts, and increased 4% for the six months ended June 30, 2018. The increases for as reported excluding the impact of the acquisition of Scripps Networks for the three and six months ended June 30, 2018 and pro forma combined results for the six months ended June 30, 2018, excluding the impact of foreign currency fluctuations, was primarily driven by increased spending related to digital distribution offerings and Olympic-related expenses.
Adjusted OIBDA
Adjusted OIBDA increased 42% and 10% for the three and six months ended June 30, 2018, respectively, primarily due to the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, Adjusted OIBDA increased 12% for the three months ended June 30, 2018 and decreased 10% for the six months ended June 30, 2018. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 14% and decreased 4% for the three and six months ended June 30, 2018, respectively. For both as reported excluding the impact of the acquisition of Scripps Networks and pro forma combined results the increase for the three months ended June 30, 2018, excluding the impact of foreign currency fluctuations, is primarily driven by increases in revenues, partially offset by increases in costs of revenues. For both as reported excluding the impact of the acquisition of Scripps Networks and pro forma combined results the decrease for the six months ended June 30, 2018, excluding the impact of foreign currency fluctuations, is primarily driven by increases in costs of revenues and selling, general and administrative expenses, including costs related to the Olympics, mostly offset by increases in revenues.
Education and Other
The following tables present, for our Education and Other segment, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,
	2018	2017	% Change
Revenues:	$14	$44	(68)%
Costs of revenues, excluding depreciation and amortization	(6)	(17)	65%
Selling, general and administrative	(8)	(22)	64%
Adjusted OIBDA	—	5	(100)%
Depreciation and amortization	(1)	(1)	—%
Restructuring and other charges	(1)	—	(100)%
Gain (loss) on disposition	84	(4)	NM
Inter-segment eliminations	3	2	50%
Operating income	$85	$2	NM

	Six Months Ended June 30,
	2018	2017	% Change
Revenues:	$49	$81	(40)%
Costs of revenues, excluding depreciation and amortization	(17)	(33)	48%
Selling, general and administrative	(29)	(49)	41%
Adjusted OIBDA	3	(1)	NM
Depreciation and amortization	(3)	(2)	(50)%
Restructuring and other charges	(1)	(1)	—%
Gain (loss) on disposition	84	(4)	NM
Inter-segment eliminations	7	8	(13)%
Operating income	$90	$—	100%
Subsequent to the sale of an 88% stake in the Education Business on April 30, 2018, the Education and Other segment only includes activities associated with inter-company sales of productions for our U.S. Networks segment. Adjusted OIBDA decreased $5 million and increased $4 million for the three and six months ended June 30, 2018, respectively. The decrease for the three months ended June 30, 2018 was primarily due to the sale of the Education Business, while the increase for the six months ended June 30, 2018 was mostly due to lower expenses, partially offset by lower revenues as a result of the sale of the Raw and Betty production studios on April 28, 2017.

Corporate and Inter-segment Eliminations
The following tables present our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended June 30,
	2018			2017			Actual Change		Pro Forma Combined Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenues	$—	$—	$—	$—	$—	$—	$—	—%	$—	—%
Costs of revenues, excluding depreciation and amortization	—	—	—	(1)	—	(1)	1	100%	1	100%
Selling, general and administrative	(105)	1	(104)	(90)	(22)	(112)	(15)	(17)%	8	7%
Adjusted OIBDA	(105)	1	(104)	(91)	(22)	(113)	(14)	(15)%	9	8%
Mark-to-market share-based compensation	(26)	1	(25)	5	—	5	(31)	NM	(30)	NM
Depreciation and amortization	(31)	—	(31)	(18)	(1)	(19)	(13)	(72)%	(12)	(63)%
Restructuring and other charges	(21)	—	(21)	(4)	—	(4)	(17)	NM	(17)	NM
Scripps Networks transaction and integration costs	(21)	—	(21)	—	—	—	(21)	(100)%	(21)	(100)%
Inter-segment eliminations	—	—	—	—	(1)	(1)	—	—%	1	100%
Operating loss	$(204)	$2	$(202)	$(108)	$(24)	$(132)	$(96)	(89)%	$(70)	(53)%

	Six Months Ended June 30,
	2018			2017			Actual Change		Pro Forma Combined Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenues	$—	$—	$—	$—	$—	$—	$—	—%	$—	—%
Costs of revenues, excluding depreciation and amortization	(1)	—	(1)	(1)	—	(1)	—	—%	—	—%
Selling, general and administrative	(199)	(22)	(221)	(176)	(51)	(227)	(23)	(13)%	6	3%
Adjusted OIBDA	(200)	(22)	(222)	(177)	(51)	(228)	(23)	(13)%	6	3%
Mark-to-market share-based compensation	(29)	—	(29)	(7)	(3)	(10)	(22)	NM	(19)	NM
Depreciation and amortization	(55)	(1)	(56)	(35)	(1)	(36)	(20)	(57)%	(20)	(56)%
Restructuring and other charges	(128)	(2)	(130)	(6)	—	(6)	(122)	NM	(124)	NM
Scripps Networks transaction and integration costs	(77)	28	(49)	—	—	—	(77)	(100)%	(49)	(100)%
Inter-segment eliminations	—	—	—	—	(3)	(3)	—	—%	3	100%
Operating loss	$(489)	$3	$(486)	$(225)	$(58)	$(283)	$(264)	NM	$(203)	(72)%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation and transaction and integration costs related to the acquisition of Scripps Networks.
Adjusted OIBDA decreased 15% and 13% for the three and six months ended June 30, 2018. Excluding the impact of the Transactions and foreign currency fluctuations, the Adjusted OIBDA loss increased 4% and 6% for the three and six months ended June 30, 2018, due to increases in selling, general and administrative costs driven by increases in technology costs, partially offset by reduced personnel costs following the restructuring. On a pro forma combined basis, the Adjusted OIBDA loss decreased 8% and 3% for the three and six months ended June 30, 2018 respectively. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, the Adjusted OIBDA loss decreased 9% and 3% for the three and six months ended June 30, 2018 respectively, due to reductions in personnel costs as a result of the integration of Scripps Networks, partially offset by increases in technology costs.
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
The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended June 30,
	2018	2017	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$1,186	$857	38%	36%
Advertising	1,563	805	94%	90%
Other	96	83	16%	16%
Total revenues	2,845	1,745	63%	60%
Costs of revenues, excluding depreciation and amortization	995	634	57%	52%
Selling, general and administrative	636	394	61%	59%
Adjusted OIBDA	$1,214	$717	69%	68%

	Six Months Ended June 30,
	2018	2017	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$2,237	$1,712	31%	27%
Advertising	2,575	1,492	73%	68%
Other	340	154	NM	NM
Total revenues	5,152	3,358	53%	49%
Costs of revenues, excluding depreciation and amortization	2,055	1,241	66%	58%
Selling, general and administrative	1,186	797	49%	44%
Adjusted OIBDA	$1,911	$1,320	45%	43%

The impact of foreign currency on the comparability of our financial results for International Networks for the three and six months ended June 30, 2018 is as follows (dollar amounts in millions).

	Three Months Ended June 30,
	2018	2017	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$532	$457	16%	13%
Advertising	473	333	42%	35%
Other	46	21	NM	NM
Total revenues	1,051	811	30%	25%
Costs of revenues, excluding depreciation and amortization	499	400	25%	19%
Selling, general and administrative	216	175	23%	20%
Adjusted OIBDA	$336	$236	42%	39%

	Six Months Ended June 30,
	2018	2017	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$1,069	$904	18%	12%
Advertising	858	615	40%	30%
Other	222	39	NM	NM
Total revenues	2,149	1,558	38%	30%
Costs of revenues, excluding depreciation and amortization	1,226	781	57%	46%
Selling, general and administrative	450	347	30%	22%
Adjusted OIBDA	$473	$430	10%	7%

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2018, we funded our working capital needs primarily through cash flows from operations. As of June 30, 2018, we had $392 million of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice. Access to sufficient capital from the public market is not assured.

•	Debt
Senior Notes
In connection with the acquisition of Scripps Networks on March 6, 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes").
On April 3, 2018, pursuant to the Offering Memorandum and Consent Solicitation Statement to Exchange dated March 5, 2018, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, completed the exchange of $2.3 billion aggregate principal amount of Scripps Networks Senior Notes, for $2.3 billion aggregate principal amount of DCL's 2.750% senior notes due 2019 (the "2019 Notes"), 2.800% senior notes due 2020 (the "2020 Notes"), 3.500% senior notes due 2022 (the "2022 Notes"), 3.900% senior notes due 2024 (the "2024 Notes") and 3.950% senior notes due 2025 (the "2025 Notes"). Interest on the 2019 Notes and the 2024 Notes is payable semi-annually in arrears on May 15 and November 15 of each year beginning on May 15, 2018. Interest on the 2020 Notes, the 2020 Notes and the 2025 Notes is payable semi-annually in arrears on June 15 and December 15 of each year commencing on June 15, 2018. The exchange was accounted for as a debt modification and, as a result, third-party issuance costs were expensed as incurred.

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
Revolving Credit Facility
We have access to a $2.5 billion revolving credit facility, as amended on August 11, 2017. (See Note 6 to the accompanying consolidated financial statements). Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of June 30, 2018, the Company had outstanding borrowings under the revolving credit facility of $375 million at a weighted average interest rate of 3.33%. The revolving credit facility agreement provides for a maturity date of August 11, 2022 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement, as amended on August 11, 2017, continues to require DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and now requires a consolidated leverage ratio of financial covenant of 5.50 to 1.00, with step-downs to 5.00 to 1.00 in the first year after the closing of the acquisition of Scripps Networks and 4.50 to 1.00 in the second year after the closing. As of June 30, 2018, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Term Loans
On August 11, 2017, DCL entered into a three-year delayed draw tranche and a five-year delayed draw tranche unsecured term loan credit facility (the "Term Loans"), each with a principal amount of up to $1 billion. The term of each delayed draw loan commenced on March 6, 2018 when Discovery used these funds to finance a portion of the acquisition of Scripps Networks. As of June 30, 2018, the Company had an outstanding balance of $500 million on the Term Loans. The Company used cash from operations and borrowings under the commercial paper program to pay down a portion of the outstanding Term Loan borrowings.

Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1 billion. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit rating assigned to the notes at the time of issuance. As of June 30, 2018, we had $579 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately 2.7%. Borrowings under the commercial paper program reduce the borrowing capacity under the revolving credit facility arrangement referenced above.
We repay our senior notes, revolving credit facility, term loans, and commercial paper as required, and accordingly these sources of cash also require use of our cash.

•	Dispositions
On April 30, 2018, the Company sold an 88% controlling equity stake in its Education Business to Francisco Partners for cash of $113 million and recorded a gain of $84 million upon disposition. Discovery retained a 12% ownership interest in the Education Business, which is accounted for as an equity method investment. (See Note 2 to the accompanying consolidated financial statements.)

•	Real Estate Strategy and Relocation of Global Headquarters
On January 9, 2018, as part of the Company's restructuring, a press release was issued announcing a new real estate strategy with plans to relocate the Company's global headquarters from Silver Spring, Maryland ("the Silver Spring property") to New York City in 2019. As of June 30, 2018, the Silver Spring property met the held for sale classification criteria, as defined in GAAP and recognized an impairment loss of $12 million, based on an estimated net sales proceeds of $68 million. (See Note 4 to the accompanying consolidated financial statements.)
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
The consideration for the acquisition of Scripps Networks totaled $12 billion, including cash of $8.8 billion and stock of $3.2 billion based on share prices as of March 6, 2018.
In addition, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks Senior Notes. On April 3, 2018, the Company completed a transaction in which most of Scripps Network outstanding debt was exchanged for DCL senior notes. In connection with that transaction, Scripps Networks Interactive, Inc., a wholly-owned subsidiary of the Company, fully and unconditionally guaranteed the DCL senior notes.
Other Investments
Our uses of cash have included investment in equity method investments and cost method investments (see Note 3 to the accompanying consolidated financial statements). We provide funding to our investees from time to time. During the six months ended June 30, 2018, the Company invested $17 million in limited liability companies that sponsor renewable energy projects related to solar energy. The Company has $3 million of future funding commitments for these investments as of June 30, 2018.

Redeemable Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $410 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. (See Note 8 to the accompanying consolidated financial statements).

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in Note 17 to the accompanying consolidated financial statements.

•	Common Stock Repurchases
The Company's the stock repurchase program, which authorized management to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors, expired on October 8, 2017, and we have not repurchased any shares of common stock since then. As of June 30, 2018, the Company had repurchased 3 million and 164 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $6.6 billion, respectively. We have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future, we may also choose to fund stock repurchases through borrowings under our revolving credit facility and future financing transactions. (See Note 9 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the six months ended June 30, 2018, we made cash payments of $119 million and $381 million for income taxes and interest on our outstanding debt, respectively.

•	Debt
We have $1.8 billion of outstanding senior notes coming due in 2019. As of June 30, 2018, the Company had paid down $1.5 billion on the Term Loans using cash from operations and borrowings under the Company's commercial paper program.

•	Restructuring and Other
Our uses of cash include restructuring and other charges related to content write-offs, contract terminations, employee terminations and facility closures.These charges result from activities to integrate the Scripps Networks and establish an efficient cost structure. As of June 30, 2018, we have restructuring liabilities of $107 million and $22 million related to employee and contract terminations, respectively. (See Note 19 to the accompanying consolidated financial statements). We expect to incur additional restructuring and integration expenses related to employee and contract terminations, relocation from the Silver Spring property to New York City, and costs related to content.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents, beginning of period	$7,309	$300
Cash provided by operating activities	716	443
Cash used in investing activities	(8,583)	(293)
Cash provided by (used in) financing activities	977	(295)
Effect of exchange rate changes on cash and cash equivalents	(27)	51
Net change in cash and cash equivalents	(6,917)	(94)
Cash and cash equivalents, end of period	$392	$206

Operating Activities
Cash provided by operating activities increased $273 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily attributable to the acquisition of Scripps Networks, as well as improved operating results and a decrease in cash paid for taxes, partially offset by spending on content, including sports rights and cash paid for interest.
Investing Activities
Cash flows used in investing activities increased $8.3 billion for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily attributable to the acquisition of Scripps Networks (see Note 2).
Financing Activities
Cash flows provided by financing activities increased $1.3 billion for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily attributable to net borrowings used to finance the acquisition of Scripps Networks.

Capital Resources
As of June 30, 2018, capital resources were comprised of the following (in millions).

	June 30, 2018
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$392	$—	$—	$392
Revolving credit facility and commercial paper program(a)	2,500	1	954	1,545
Term loans	500	—	500	—
Senior notes(b)	16,713	—	16,713	—
Program financing line of credit	26	—	23	3
Total	$20,131	$1	$18,190	$1,940
(a) Outstanding commercial paper borrowings of $579 million as of June 30, 2018 are supported by an unused committed capacity under the revolving credit facility and reduce unused capacity. There were $375 million in borrowings under the revolving credit facility outstanding as of June 30, 2018.
(b) Interest on the senior notes is paid annually, semi-annually or quarterly. Our senior notes outstanding as of June 30, 2018 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2047.
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
As of June 30, 2018, we held $167 million of our $392 million of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act enacted on December 22, 2017 featured a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on un-remitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. (See Note 17 to the accompanying consolidated financial statements.)

RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily Liberty Global, Liberty Broadband, our equity method investees and minority partners of our consolidated subsidiaries. (See Note 16 to the accompanying consolidated financial statements.) From time to time, we also enter into equity-related transactions and repurchases with Advance/Newhouse. (See Note 9 to the accompanying consolidated financial statements.)
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the six months ended June 30, 2018. (See Note 1 to the accompanying consolidated financial statements.)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2017 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2017.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 6, 2018, the Company acquired Scripps Networks (see Note 2 to the accompanying consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company and assessing the impact to our internal control over financial reporting. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended June 30, 2018.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
April 1, 2018 - April 30, 2018	—	$—	—	$—
May 1, 2018 - May 31, 2018	—	$—	—	$—
June 1, 2018 - June 30, 2018	—	$—	—	$—
Total	—	$—	—	$—

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
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C-1 convertible preferred stock convertible into a number of shares of Series C common stock. We did not convert any shares of Series C-1 convertible preferred stock during the three months ended June 30, 2018. There are no planned repurchases of Series C-1 convertible preferred stock for the third quarter of 2018 as there were no repurchases of Series C common stock during the three months ended June 30, 2018.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1	Sixteenth Supplemental Indenture, dates as of June 29, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee

10.1
Amended and Restated Employment Agreement, dated July 16, 2018, between David Zaslav and Discovery, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))

10.2	Form of David Zaslav Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (v) Consolidated Statement of Equity for the six months ended June 30, 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: August 7, 2018	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 7, 2018	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Sixteenth Supplemental Indenture, dates as of June 29, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee

10.1
Amended and Restated Employment Agreement, dated July 16, 2018, between David Zaslav and Discovery, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))

31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (v) Consolidated Statement of Equity for the six months ended June 30, 2018, and (vi) Notes to Consolidated Financial Statements.