Form 10-Q
period 2018-09-30
Discovery, Inc.
filed 2018-11-09
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Total number of shares outstanding of each class of the Registrant’s common stock as of October 31, 2018:

Series A Common Stock, par value $0.01 per share	156,742,885
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	360,244,964

DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$531	$7,309
Receivables, net	2,578	1,838
Content rights, net	349	410
Prepaid expenses and other current assets	456	434
Total current assets	3,914	9,991
Noncurrent content rights, net	3,115	2,213
Property and equipment, net	810	597
Goodwill, net	13,139	7,073
Intangible assets, net	10,040	1,770
Equity method investments, including note receivable (See Note 3)	1,015	335
Other noncurrent assets	879	576
Total assets	$32,912	$22,555
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$280	$277
Accrued liabilities	1,623	1,309
Deferred revenues	304	255
Current portion of debt	1,653	30
Total current liabilities	3,860	1,871
Noncurrent portion of debt	15,829	14,755
Deferred income taxes	1,901	319
Other noncurrent liabilities	1,089	587
Total liabilities	22,679	17,532
Commitments and contingencies (See Note 18)
Redeemable noncontrolling interests	414	413
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 authorized; 8 shares issued	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 authorized; 6 shares issued	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 159 and 157 shares issued	1	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 524 and 383 shares issued	5	4
Additional paid-in capital	10,627	7,295
Treasury stock, at cost	(6,737)	(6,737)
Retained earnings	4,984	4,632
Accumulated other comprehensive loss	(764)	(585)
Total Discovery, Inc. stockholders' equity	8,116	4,610
Noncontrolling interests	1,703	—
Total equity	9,819	4,610
Total liabilities and equity	$32,912	$22,555
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Distribution	$1,152	$881	$3,389	$2,593
Advertising	1,365	705	3,940	2,197
Other	75	65	415	219
Total revenues	2,592	1,651	7,744	5,009
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	934	670	2,989	1,911
Selling, general and administrative	667	457	1,963	1,261
Depreciation and amortization	398	80	1,001	240
Restructuring and other charges	224	11	652	43
(Gain) loss on disposition	—	—	(84)	4
Total costs and expenses	2,223	1,218	6,521	3,459
Operating income	369	433	1,223	1,550
Interest expense, net	(185)	(136)	(558)	(318)
Loss on extinguishment of debt	—	—	—	(54)
Income (loss) from equity investees, net	9	(27)	(53)	(122)
Other expense, net	(15)	(106)	(84)	(143)
Income before income taxes	178	164	528	913
Income tax (expense) benefit	(43)	59	(146)	(89)
Net income	135	223	382	824
Net income attributable to noncontrolling interests	(13)	—	(41)	—
Net income attributable to redeemable noncontrolling interests	(5)	(5)	(16)	(17)
Net income available to Discovery, Inc.	$117	$218	$325	$807
Net income per share allocated to Discovery, Inc. Series A, B and C common stockholders:
Basic	$0.16	$0.38	$0.47	$1.40
Diluted	$0.16	$0.38	$0.47	$1.39
Weighted average shares outstanding:
Basic	523	381	490	385
Diluted	713	571	679	581
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$135	$223	$382	$824
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	34	33	(169)	192
Available-for-sale securities	—	10	—	14
Derivatives	(8)	(12)	16	(29)
Comprehensive income	161	254	229	1,001
Comprehensive income attributable to noncontrolling interests	(13)	—	(41)	—
Comprehensive income attributable to redeemable noncontrolling interests	(4)	(5)	(15)	(18)
Comprehensive income attributable to Discovery, Inc.	$144	$249	$173	$983
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$382	$824
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	92	22
Depreciation and amortization	1,001	240
Content rights amortization and impairment	2,523	1,397
(Gain) loss on disposition	(84)	4
Equity in losses of equity method investee companies, net of cash distributions	106	130
Deferred income taxes	(140)	(167)
Loss on extinguishment of debt	—	54
Realized loss from derivative instruments, net	—	98
Other, net	54	74
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(19)	(138)
Content rights and payables, net	(2,222)	(1,400)
Accounts payable and accrued liabilities	(123)	23
Income taxes receivable and prepaid income taxes	(53)	11
Foreign currency and other, net	130	(5)
Cash provided by operating activities	1,647	1,167
Investing Activities
Business acquisitions, net of cash acquired	(8,565)	(4)
Payments for investments, net	(56)	(387)
Proceeds from dispositions, net of cash disposed	107	29
Proceeds from sale of assets previously held for sale	68	—
Purchases of property and equipment	(106)	(103)
Distributions from equity method investees	1	38
Payments for derivative instruments, net	(3)	(99)
Other investing activities, net	5	3
Cash used in investing activities	(8,549)	(523)
Financing Activities
Commercial paper borrowings (repayments), net	293	(48)
Borrowings under revolving credit facility	—	350
Principal repayments of revolving credit facility	(100)	(475)
Borrowings under term loan facilities	2,000	—
Principal repayments of term loans	(2,000)	—
Borrowings from debt, net of discount and including premiums	—	7,488
Principal repayments of debt, including discount payment and premiums to par value	—	(650)
Payments for bridge financing commitment fees	—	(40)
Principal repayments of capital lease obligations	(37)	(26)
Repurchases of stock	—	(603)
Cash settlement of common stock repurchase contracts	—	58
Distributions to noncontrolling interests and redeemable noncontrolling interests	(59)	(22)
Share-based plan proceeds, net	44	15
Borrowings under program financing line of credit	23	—
Other financing activities, net	(16)	(64)
Cash provided by financing activities	148	5,983
Effect of exchange rate changes on cash and cash equivalents	(24)	67
Net change in cash and cash equivalents	(6,778)	6,694
Cash and cash equivalents, beginning of period	7,309	300
Cash and cash equivalents, end of period	$531	$6,994
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2017	14	$—	547	$5	$7,295	$(6,737)	$4,632	$(585)	$4,610	$—	$4,610
Cumulative effect of accounting changes (See Note 1)	—	—	—	—	—	—	33	(26)	7	—	7
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	325	—	325	41	366
Other comprehensive loss	—	—	—	—	—	—	—	(153)	(153)	—	(153)
Share-based compensation	—	—	—	—	71	—	—	—	71	—	71
Tax settlements associated with share-based compensation	—	—	—	—	(18)	—	—	—	(18)	—	(18)
Issuance of stock and noncontrolling interest in connection with the acquisition of Scripps Networks Interactive, Inc. ("Scripps Networks")	—	—	139	1	3,217	—	—	—	3,218	1,700	4,918
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(38)	(38)
Issuance of stock in connection with share-based plans	—	—	4	—	62	—	—	—	62	—	62
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(6)	—	(6)	—	(6)
September 30, 2018	14	$—	690	$6	$10,627	$(6,737)	$4,984	$(764)	$8,116	$1,703	$9,819
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including pay-television ("pay-TV"), free-to-air ("FTA") and broadcast, various digital distribution platforms and content licensing agreements. The Company also operates a portfolio of digital direct-to-consumer products and a production studio. As further discussed in Note 2, on March 6, 2018, the Company acquired Scripps Networks Interactive, Inc. ("Scripps Networks") and changed its name from "Discovery Communications, Inc." to "Discovery, Inc." The Company presents the following business units: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting principally of international television networks and digital content services; and Education and Other, consisting of a production studio and previously consolidated curriculum-based education business that was sold on April 30, 2018. (See Note 2.) Financial information for Discovery’s reportable segments is discussed in Note 19.
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
Preferred Stock Exchange
Pursuant to the Preferred Share Exchange Agreement (the "Exchange Agreement") with Advance/Newhouse Programming Partnership ("Advance/Newhouse") on July 30, 2017, Discovery agreed to issue newly designated shares of Series A-1 and Series C-1 preferred stock in exchange for all outstanding shares of Discovery's Series A and Series C convertible participating preferred stock (see Note 9). As a result, historical basic and diluted earnings per share available to Series C-1 preferred stockholders, previously Series C preferred stockholders, changed. The transactions contemplated by the Exchange Agreement were completed on August 7, 2017. Prior to the Exchange Agreement, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each share of Series C preferred stock. Following the exchange, the Series C-1 preferred stock is convertible into Series C common stock at a conversion rate of 19.3648 shares of Series C common stock for each share of Series C-1 preferred stock. As such, the Company has retrospectively recast basic and diluted earnings per share information for the three and nine months ended September 30, 2017 for Series C preferred stock in order to conform with per share earnings that would have been available consistent with the ratios provided for the Series C-1 preferred

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

stock. (See Note 15.) The Exchange Agreement did not impact historical basic and diluted earnings per share attributable to the Company's Series A, B and C common stockholders.

Accounting and Reporting Pronouncements Adopted
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU 2017-12, which includes significant amendments that expand the eligibility for hedge accounting to more financial and nonfinancial hedging strategies. The guidance is intended to align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. In addition, the guidance amends the presentation and disclosure requirements and changes how companies assess effectiveness. The updated guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted the pronouncement on July 1, 2018. As a result, the Company changed the method by which it assesses effectiveness for net investment hedges from the forward-method to the spot-method.
The Company believes the spot method better matches the spot rate changes of the net investment. Previous net losses of $87 million incurred under the forward method related to net investment hedges will remain in other comprehensive loss under the currency translation adjustments component and will be reclassified to earnings when the net investment is sold or liquidated. The adoption of ASU 2017-12 did not result in a material impact to our consolidated results of operations; however, the Company has expanded its disclosures of its derivative activities as more fully described in Note 7.
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

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"), which updates numerous requirements in U.S. GAAP, eliminates industry-specific guidance, and provides companies with a single model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance also addresses the accounting for costs incurred as part of obtaining or fulfilling a contract with a customer by adding ASC Subtopic 340-40, Other Assets and Deferred Costs: Contracts with Customers, and requiring that costs of obtaining a contract be recognized as an asset and amortized as goods and services are transferred to the customer, as long as the costs are expected to be recovered.
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Following the modified retrospective approach for the adoption of this accounting guidance, the Company recorded an increase to opening retained earnings of $7 million as of January 1, 2018, due to the cumulative impact of adopting Topic 606. The

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

impact relates to the capitalization of sales commissions for long-term education-based services for the Education Business, which was disposed of as of April 30, 2018. (See Note 2.) For the nine months ended September 30, 2018, the total amortization of capitalized sales commissions recorded as a component of cost of revenues was immaterial. Since the Education Business was disposed of as of April 30, 2018, no commissions amortization expense was recorded for the three months ended September 30, 2018. The impact to revenue and costs of revenue as a result of applying Topic 606 was immaterial for the three and nine months ended September 30, 2018. (See Note 11.)
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
Compensation - Retirement Benefits
In March 2017, the FASB issued new accounting guidance related to the presentation of net periodic pension costs and net periodic postretirement benefit costs, which requires employers sponsoring postretirement benefit plans to disaggregate the service cost component from the other components of net benefit cost. The standard also provides explicit guidance on how to present the service cost and other components of net benefit cost in the statement of operations and allows only the service cost component of net benefit cost to be eligible for capitalization. In conjunction with the acquisition of Scripps Networks, the Company evaluated the accounting for the Scripps Networks qualified defined benefit pension plan ("Pension Plan") and the Scripps Networks non-qualified unfunded Supplemental Executive Retirement Plan ("SERP"). As the Pension Plan was frozen effective December 31, 2009 and the Plan sponsor no longer grants credits to participants for service costs, the updated guidance on service costs is not applicable. The presentation as required by this guidance is reflected within the employee benefit plans footnote disclosures. (See Note 13.)
Accounting and Reporting Pronouncements Not Yet Adopted
SEC's Disclosure Update and Simplification
In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. Among the amendments is the requirement to present the changes in stockholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The amendments are effective for all filings made on or after November 5, 2018. However, registrants may begin providing the new interim reconciliations of stockholders' equity in the Form 10-Q for the interim period beginning after the effective date. The Company plans to implement the changes required by these amendments to its Statements of Equity in its Form 10-Q filing for the period ended March 31, 2019.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. The new guidance eliminates Step 2 from the goodwill impairment test and eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Therefore, an entity will recognize impairment charges for the amount by which the carrying amount exceeds the reporting unit's fair value, and the same impairment assessment applies to all reporting units. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this update must be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Financial Instruments - Credit Losses
In June 2016, the FASB issued guidance on measurement of credit losses on financial instruments that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and that requires entities to use a new, forward-looking “expected loss” model that is expected to generally result in the earlier recognition of allowances for losses. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, but early adoption is permitted. The Company is evaluating the effect that the pronouncement will have on the Company's consolidated financial statements.
Leases
In February 2016, the FASB issued guidance on leases that will require lessees to recognize almost all of their leases on the balance sheet by recording a right-of-use asset and liability. The guidance also requires improved disclosures to help users of the financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for reporting periods beginning after December 15, 2018, and the new accounting guidance may be applied at the beginning of the earliest comparative period presented in the year of adoption or at the effective date without applying the provisions of the new guidance to comparative periods presented. During the three months ended September 30, 2018, the Company determined a number of adoption elections. The Company will elect to apply the guidance at the effective date without recasting the comparative periods presented. Additionally, the Company will elect to apply practical expedients that will allow it to not reassess 1) whether any expired or existing contracts are, or contain, leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. The Company will also elect to not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component will be accounted for as a single lease component. The Company will not elect to apply the practical expedient to use hindsight in determining the lease term and in assessing the right-of-use assets for impairment. Additionally, the Company will not elect to apply the short-term lease scope exemption. The Company continues to evaluate the impact that the pronouncement will have on the Company's consolidated financial statements. It is expected that assets and liabilities will increase materially when operating leases are recorded under the new standard and the pattern of expense recognition within the consolidated statements of operations will not change significantly. The adoption is not expected to have an impact on the Company's ability to meet its financial covenants.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, approximately 97% of distribution revenue comes from the Company's largest 10 distributors in the U.S. For the International Networks segment, approximately 41% of distribution revenue comes from the Company's largest 10 distributors outside of the U.S. Agreements in place with the 10 largest cable and satellite operators in the U.S. Networks and International Networks expire at various times from 2018 through 2023. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three and nine months ended September 30, 2018 or 2017. As of September 30, 2018 and December 31, 2017, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
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
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of September 30, 2018, the Company did not anticipate nonperformance by any of its counterparties.
Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks by evaluating and monitoring the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. In connection with the Company's economic hedge of certain investments classified as common stock investments with readily determinable fair value, the Company has pledged shares as collateral to the derivative counterparty. (See Note 3.) The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. As of September 30, 2018, $8 million of collateral has been posted by the Company under these arrangements and classified as other noncurrent assets in the consolidated balance sheets. As of September 30, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $51 million. (See Note 4.)

DISCOVERY, INC.
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

Scripps Networks equity
Scripps Networks shares outstanding	131
Cash consideration per Scripps Networks share	$65.82
Cash portion of consideration	$8,590

Scripps Networks shares outstanding	131
Share conversion ratio per Scripps Networks share	1.0584
Discovery Series C common stock	138
Discovery Series C common stock price per share	$23.01
Equity portion of consideration	$3,179

Shares awarded under Scripps Networks share-based compensation programs	3
Scripps Networks share-based compensation awards converting to cash	2
Average cash consideration per share awarded less applicable exercise price	$46.90
Cash portion of consideration	$88

Scripps Networks share-based compensation awards	1
Share-based compensation conversion ratio (based on intrinsic value per award)	3
Discovery Series C common stock issued (1) or share-based compensation converted (2)	3
Average equity value (intrinsic value of Discovery Series C common stock or options to be issued)	$15.19
Share-based compensation equity value	$51
Less: post-combination compensation expense	(12)
Equity portion of consideration	39

Scripps Networks transaction costs paid by Discovery	117

Total consideration paid	$12,013
Balances reflect rounding of dollar and share amounts to millions, which may result in differences for recalculated standalone amounts compared with the amounts presented above.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets, principally intangibles, equity method investments, contingent liabilities and income taxes. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of equity interests previously held by Scripps Networks was determined using the discounted cash flow and market value methods. The fair value of trade-names and trademarks was determined using an income approach based on the relief from royalty method; the remaining intangibles were determined using an income approach based on the excess earnings method. The fair value of interest-bearing debt was determined using publicly-traded prices. For the fair value estimates, the Company used: (i) projected discounted cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings and (iv) attrition rates, as relevant, that market participants would consider when estimating fair values. As the Company continues to finalize the fair value of assets acquired and liabilities assumed, purchase price adjustments have been recorded and additional purchase price adjustments may be recorded during the measurement period. The Company reflects measurement period adjustments in the period in which the adjustments occur. The adjustments for the nine months ended September 30, 2018 resulted from the receipt of additional financial projections associated with certain equity method investments, contingent liability estimates and true-ups for estimated working capital balances. These adjustments did not impact the Company's statements of operations. The preliminary fair value of assets acquired and liabilities assumed, measurement period adjustments, as well as a reconciliation to consideration paid is presented in the table below (in millions).

	Preliminary March 6, 2018	Measurement Period Adjustments	Updated Preliminary March 6, 2018
Accounts receivable	$783	$—	$783
Other current assets	421	(24)	397
Content rights	1,088	—	1,088
Property and equipment	315	—	315
Goodwill	6,003	213	6,216
Intangible assets	9,175	—	9,175
Equity method investments, including note receivable	870	(132)	738
Other noncurrent assets	111	3	114
Current liabilities assumed	(494)	(133)	(627)
Debt assumed	(2,481)	—	(2,481)
Deferred income taxes	(1,695)	8	(1,687)
Other noncurrent liabilities	(383)	65	(318)
Noncontrolling interests	(1,700)	—	(1,700)
Total consideration paid	$12,013	$—	$12,013

The table below presents a summary of intangible assets acquired and weighted average estimated useful life of these assets.

	Fair Value	Weighted Average Useful Life in Years
Trademarks and trade names	$1,225	10
Advertiser relationships	4,995	10
Advertising backlog	280	1
Affiliate relationships	2,455	12
Broadcast licenses	220	6
Total intangible assets acquired	$9,175

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

OWN
On November 30, 2017, the Company acquired from Harpo, Inc. ("Harpo") a controlling interest in the Oprah Winfrey Network ("OWN"), increasing Discovery’s ownership from 49.50% to 73.75%. OWN is a pay-TV network and website that provides adult lifestyle and entertainment content, which is focused on African American viewers. Discovery paid $70 million in cash and recognized a gain of $33 million to account for the difference between the carrying value and the fair value of the previously held 49.50% equity method investment. The fair value of the equity interest in the network is subject to the impact of the note payable to Discovery. Discovery consolidated OWN under the VIE consolidation model upon closing of the transaction. Following the acquisition of the incremental equity interest and change to governance provisions, the Company has determined that it is now the primary beneficiary of OWN as Discovery obtained control of the Board of Directors and operational rights that significantly impact the economic performance of the business such as programming and marketing, and selection of key personnel. As a result, the accounting for OWN was changed from an equity method investment to a consolidated subsidiary. As the primary beneficiary, Discovery includes OWN's assets, liabilities and results of operations in the Company's consolidated financial statements. As of September 30, 2018, the carrying amounts of assets and liabilities of the consolidated VIE were $707 million and $271 million, respectively.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Enthusiast Network, Inc.
On September 25, 2017, the Company contributed its linear cable network focused on cars and motor sports, Velocity, to a new joint venture Motor Trend Group, LLC ("MTG"), formally VTEN with GoldenTree Asset Management L.P. ("GoldenTree"). GoldenTree's contributions to the joint venture included businesses from The Enthusiast Network, Inc. ("TEN"), primarily MotorTrend.com, the Motor Trend YouTube channel and the Motor Trend OnDemand OTT service. TEN did not contribute its print businesses to the joint venture. The joint venture has a portfolio of digital content, social groups, live events and original content focused on the automotive audience. In exchange for their contributions, Discovery and GoldenTree received 67.5% and 32.5% ownership of the new joint venture, respectively.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.
The exclusion of acquisition-related costs incurred during the nine months ended September 30, 2018 and allocation of all acquisition-related costs to the nine months ended September 30, 2017 (no adjustments required for the three months ended September 30, 2018).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$2,593	$2,582	$8,367	$7,920
Net income available to Discovery, Inc.	162	232	510	815
Net income per share - basic	0.23	0.33	0.71	1.14
Net income per share - diluted	0.23	0.33	0.71	1.13

Impact of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents their revenue and earnings as reported within the consolidated financial statements (in millions).

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues:
Distribution	$279	$673
Advertising	645	1,631
Other	43	109
Total revenues	$967	$2,413
Net (loss) income available to Discovery, Inc.	$(16)	$12
Dispositions
Education Business
On April 30, 2018, the Company sold an 88% controlling equity stake in its Education Business to Francisco Partners for a sale price of $113 million. The Company recorded a gain of $84 million based on net assets disposed of $44 million, including $40 million of goodwill. The impact of the Education Business on the Company's income before income taxes was a loss of $2 million for the nine months ended September 30, 2018. Discovery retained a 12% ownership interest in the Education Business, which is accounted for as an equity method investment. (See Note 3.) Discovery has long-term trade name license agreements with the Education Business that are royalty arrangements at fair value.
Raw and Betty Studios, LLC
On April 28, 2017, the Company sold Raw and Betty to All3Media. All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting. The Company recorded a loss of $4 million for the disposition of these businesses for the nine months ended September 30, 2017. The loss on disposition of Raw and Betty resulted from the disposition of net assets of $38 million, including $30 million of goodwill. The impact to the Company's income before income taxes for Raw and Betty through

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the date of sale was a loss of $4 million for the nine months ended September 30, 2017. Raw and Betty were components of the studios operating segment reported with Education and Other.
The Company determined that these disposals did not meet the definition of a discontinued operation because they do not represent a strategic shift that has a significant impact on the Company's operations and consolidated financial results.
NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	September 30, 2018	December 31, 2017
Time deposits	Cash and cash equivalents	$—	$1,305
Equity securities:
Money market funds	Cash and cash equivalents	—	2,707
Mutual funds	Prepaid and other current assets	40	182
Mutual funds	Other noncurrent assets	199	—
Equity method investments:
Equity investments	Equity method investment	919	335
Note receivable	Equity method investment	96	—
Equity Investments:
Common stock investments with readily determinable fair values	Other noncurrent assets	120	164
Equity investments without readily determinable fair value	Other noncurrent assets	379	295
Total investments		$1,753	$4,988
Money Market Funds and Time Deposits
During 2017, the Company issued $6.8 billion in senior notes to fund the March 6, 2018 acquisition of Scripps Networks. (See Note 2 and Note 6.) A portion of the proceeds was invested in various short-term investments prior to the acquisition of Scripps Networks and were classified as cash and cash equivalents on the consolidated balance sheet. As of September 30, 2018, the decrease in these funds is the result of funding the acquisition of Scripps Networks.
Mutual Funds
Equity securities include investments in mutual funds held in separate trusts, which are owned as part of the Company’s supplemental retirement plans. (See Note 4.)
Equity Method Investments
The Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of September 30, 2018, the Company’s maximum exposure for all its unconsolidated VIEs including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs was approximately $501 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $458 million and $181 million as of September 30, 2018 and December 31, 2017, respectively. The Company recognized its portion of VIE operating results with net earnings of $4 million and net losses of $21 million for the three months ended September 30, 2018 and 2017, respectively, and net losses generated by VIEs of $46 million and $99 million for the nine months ended September 30, 2018 and 2017, respectively.
UKTV
In connection with the acquisition of Scripps Networks, the Company acquired a 50% ownership interest in UKTV, a British multi-channel broadcaster jointly owned with BBC Studios (“BBC”). UKTV was formed on March 26, 1992, through a joint venture arrangement between BBC and Virgin Media Inc. ("VMED"). On August 11, 2011, Scripps Networks acquired VMED's 50% equity interest in UKTV along with a note receivable for debt instruments provided by VMED to UKTV. The Company has determined that UKTV is a VIE as the entity is unable to fund its activities without additional subordinated financial support provided by the note receivable. While the Company and BBC have equal voting rights in the management committee, the governing body of UKTV, power is not shared because BBC holds operational rights related to programming and creative

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

development that significantly impact UKTV’s economic performance. Therefore, Discovery is not the primary beneficiary. The Company determined that its 50% equity interest in UKTV gives the Company the ability to exercise significant influence over the entity's operating and financial policies. Accordingly, the Company accounts for its investment in UKTV using the equity method. As of September 30, 2018, the Company’s investment in UKTV totaled $400 million, including a note receivable of $96 million.
nC+
In connection with the acquisition of Scripps Networks, the Company acquired a 32% ownership interest in nC+, a Polish satellite distributor of television content. nC+ is controlled by Group Canal+ S.A, a French broadcaster. The Company applies the equity method of accounting to its 32% investment in nC+ ordinary shares, which provide the ability to exercise significant influence over the operating and financial policies of nC+. The Company's investment in nC+ totaled $217 million as of September 30, 2018.
Renewable Energy Investments
During the nine months ended September 30, 2018, the Company invested $17 million in limited liability companies that sponsor renewable energy projects related to solar energy, and during the three and nine months ended September 30, 2017, the Company invested $104 million and $300 million, respectively, in these companies. No investments were made in these companies during the three months ended September 30, 2018. The Company expects these investments to result in tax benefits that reduce the Company's future tax liability, and cash flows from the operations of the investees. These investments are considered VIEs of the Company. The Company accounts for these investments under the equity method of accounting. While the Company possesses rights that allow it to exercise significant influence over the investments, the Company does not have the power to direct the activities that will most significantly impact their economic performance, such as the investee's ability to obtain sufficient customers or control solar panel assets. Once a stipulated return on investment is earned by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company applies the Hypothetical Liquidation at Book Value ("HLBV") methodology for allocating earnings, which is a generally accepted method under the equity method of accounting when a substantive profit sharing arrangement exists.
The following table presents renewable energy investments losses and associated tax benefits (in millions).

	Consolidated Statements of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
Renewable Energy Investments		2018	2017	2018	2017
Income (loss) on renewable energy investments	Income (loss) from equity investees, net	$2	$(41)	$(14)	$(167)

Tax benefit
Equity passive (income) loss	Income tax (expense) benefit	$(1)	$14	$3	$60
Investment tax credits	Income tax benefit	3	82	6	148
Total tax benefit		$2	$96	$9	$208
The Company accounts for investment tax credits utilizing the flow through method. As of September 30, 2018 and December 31, 2017, the Company's carrying value of renewable energy investments was $91 million and $98 million, respectively. The Company has $4 million of future funding commitments for these investments as of September 30, 2018, which are cancelable under limited circumstances. The Company has concluded that losses incurred on these investments to-date are not indicative of an other-than-temporary impairment due to the nature of these investments. Losses in the early stages of investments in companies that sponsor renewable energy projects are not uncommon, and the Company expects improved performance from these investments in future periods.
Other Equity Method Investments
At September 30, 2018 and December 31, 2017, the Company's other equity method investments included production companies such as All3Media, a Russian cable television business, Mega TV in Chile and certain joint ventures in Canada. Other equity method investments acquired in conjunction with the acquisition of Scripps Networks include joint ventures in Canada, and HGTV and Food Network Magazines. There were no impairment losses recorded during the three months ended September 30, 2018. The Company recorded an impairment loss of $24 million for the nine months ended September 30, 2018 because the carrying amount of certain investments was not recoverable. The impairment loss is reflected as a component of income (loss) from equity investees on the Company's consolidated statement of operations.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Investor Basis Differential
With the exception of the OWN investment prior to the Company's November 30, 2017 consolidation (see Note 2), UKTV, nC+ and certain investments in renewable energy projects for which the Company uses the HLBV methodology for allocating earnings, the carrying values of the Company’s remaining equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the purchase prices associated with these investments was attributed to amortizable intangible assets, which are included in their carrying values. Earnings from our equity investees were reduced by the amortization of these intangibles of $20 million during the period from March 6, 2018 to September 30, 2018. Amortization that reduces the Company's equity in earnings of equity method investees for future periods is expected to be approximately $316 million.
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

	September 30, 2018	December 31, 2017
Cost	$195	$195
Accumulated change in the value of:
Equity securities recognized in other expense, net	(45)	(1)
Unhedged equity securities recorded in other comprehensive income	—	32
Reclassification of accumulated other comprehensive income to retained earnings	32	—
Other-than-temporary impairment	(62)	(62)
Carrying value	$120	$164
The Company hedged 50% of the Lionsgate shares with an equity collar (the “Lionsgate Collar”) and pledged those shares as collateral to the derivative counterparty. Prior to adoption of ASU 2016-01, when the share price of Lionsgate was within the boundaries of the collar and the hedge had no intrinsic value, the Company recorded the gains or losses on the Lionsgate shares as a component of other comprehensive income (loss). When the share price of the Lionsgate shares was outside the boundaries of the collar and the hedge had intrinsic value, the Company recorded the gains or losses resulting from a change in the fair value of the hedged portion of Lionsgate shares that correspond to the change in intrinsic value of the hedge as a component of other expense, net. Upon adoption of ASU 2016-01, the Lionsgate Collar no longer receives the hedge accounting designation. Although there is a change in the hedging designation, all changes to the fair value of the Lionsgate Collar continue to be reflected in the financial statements as a component of other expense, net on the consolidated statements of operations (See Note 1, Note 4 and Note 7).
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
Equity investments without readily determinable fair values assessed under the measurement alternative
The Company's equity investments without readily determinable fair values assessed under the measurement alternative as of September 30, 2018 primarily include its 42% minority interest in Group Nine Media recorded at $212 million. Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, however, this ownership interest has liquidation preferences that do not allow the investment to meet the definition of in-substance common stock. The Company accounts for its ownership interest in Group Nine Media as an equity investment without a readily determinable fair value assessed under the measurement alternative. The Company also has similar investments in an educational website, an electric car racing

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

series and certain investments to enhance the Company's digital distribution strategies, such as a $35 million investment in Refinery29. The Company completed its quarterly qualitative assessment and concluded that its other equity investments without readily determinable fair values had no indicators that a change in fair value had taken place as of September 30, 2018.
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

Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2018
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Mutual funds	Prepaid expenses and other current assets	$40	$—	$—	$40
Mutual funds	Other noncurrent assets	199	—	—	199
Equity investments with readily determinable fair value:
Common stock	Other noncurrent assets	120	—	—	120
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	16	—	16
Foreign exchange	Other noncurrent assets	—	2	—	2
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	9	—	9
No hedging designation:(a)
Equity (Lionsgate Collar)	Prepaid expenses and other current assets	—	8	—	8
Equity (Lionsgate Collar)	Other noncurrent assets	—	16	—	16
Total		$359	$51	$—	$410
Liabilities
Deferred compensation plan	Accrued liabilities	$41	$—	$—	$41
Deferred compensation plan	Other noncurrent liabilities	202	—	—	202
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	3	—	3
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	19	—	19
Cross-currency swaps	Other noncurrent liabilities	—	99	—	99
No hedging designation:
Cross-currency swaps	Accrued liabilities	—	1	—	1
Cross-currency swaps	Other noncurrent liabilities	—	2	—	2
Total		$243	$124	$—	$367

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$1,305	$—	$1,305
Equity securities:
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
(a) Prior to January 1, 2018, and the adoption of ASU 2016-01, the Company applied hedge accounting to the Lionsgate Collar. (See Note 1 and Note 7.)
Cash obtained as a result of the issuance of senior notes to fund a portion of the purchase price of the acquisition of Scripps Networks was invested in money market funds, time deposit accounts and highly liquid short-term instruments that qualify as cash and cash equivalents. Any accrued interest received after maturity was reinvested into additional short-term instruments. (See Note 3.) The Company values cash and cash equivalents using quoted market prices. As of September 30, 2018, following the acquisition of Scripps Networks, the Company no longer holds these investments as these investments were liquidated and utilized in the acquisition of Scripps Networks.
The fair value of Level 1 equity securities was determined by reference to the quoted market price per share in active markets multiplied by the number of shares held without consideration of transaction costs. (See Note 3.) The fair value of the deferred compensation plan liability was determined based on the fair value of the related investments elected by employees. Changes in the fair value of the investments are offset by changes in the fair value of the deferred compensation obligation. (See Note 3.)

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
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, borrowings under the revolving credit facility and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of September 30, 2018 and December 31, 2017. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $16.6 billion and $14.8 billion as of September 30, 2018 and December 31, 2017, respectively.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	September 30, 2018	December 31, 2017
Produced content rights:
Completed	$5,359	$4,355
In-production	727	442
Coproduced content rights:
Completed	717	745
In-production	50	27
Licensed content rights:
Acquired	995	1,070
Prepaid(a)	155	181
Content rights, at cost	8,003	6,820
Accumulated content rights expense	(4,539)	(4,197)
Total content rights, net	3,464	2,623
Current portion	(349)	(410)
Noncurrent portion	$3,115	$2,213
(a) Prepaid licensed content rights includes payments for rights to the Olympic games of $67 million that are reflected as noncurrent content rights and $83 million that are reflected as current content rights assets on the consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.

Content expense consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Content amortization	$702	$485	$2,178	$1,386
Other production charges	94	80	366	221
Content impairments	163	2	345	11
Total content expense	$959	$567	$2,889	$1,618

Content expense is generally a component of costs of revenues on the consolidated statements of operations. Content impairments of $161 million and $338 million for the three and nine months ended September 30, 2018, respectively, were due to the strategic realignment of content following the acquisition of Scripps Networks and are reflected in restructuring and other charges as further described in Note 20. No content impairments were recorded as a component of restructuring and other during the three or nine months ended September 30, 2017.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	September 30, 2018	December 31, 2017
5.625% Senior notes, semi-annual interest, due August 2019	$411	$411
2.200% Senior notes, semi-annual interest, due September 2019	500	500
Floating rate notes, quarterly interest, due September 2019	400	400
2.750% Senior notes, semi-annual interest, due November 2019	500	—
2.800% Senior notes, semi-annual interest, due June 2020	600	—
5.050% Senior notes, semi-annual interest, due June 2020	789	789
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	350	358
3.300% Senior notes, semi-annual interest, due May 2022	500	500
3.500% Senior notes, semi-annual interest, due June 2022	400	—
2.950% Senior notes, semi-annual interest, due March 2023	1,200	1,200
3.250% Senior notes, semi-annual interest, due April 2023	350	350
3.800% Senior notes, semi-annual interest, due March 2024	450	450
2.500% Senior notes, sterling denominated, annual interest, due September 2024	525	538
3.900% Senior notes, semi-annual interest, due November 2024	500	—
3.450% Senior notes, semi-annual interest, due March 2025	300	300
3.950% Senior notes, semi-annual interest, due June 2025	500	—
4.900% Senior notes, semi-annual interest, due March 2026	700	700
1.900% Senior notes, euro denominated, annual interest, due March 2027	700	717
3.950% Senior notes, semi-annual interest, due March 2028	1,700	1,700
5.000% Senior notes, semi-annual interest, due September 2037	1,250	1,250
6.350% Senior notes, semi-annual interest, due June 2040	850	850
4.950% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	1,250
Revolving credit facility	325	425
Commercial paper	297	—
Program financing line of credit	23	—
Capital lease obligations	245	225
Total debt	17,615	14,913
Unamortized discount, premium and debt issuance costs, net	(133)	(128)
Debt, net of unamortized discount, premium and debt issuance costs	17,482	14,785
Current portion of debt	(1,653)	(30)
Noncurrent portion of debt	$15,829	$14,755
Senior Notes
In connection with the acquisition of Scripps Networks on March 6, 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes"). As part of accounting for the acquisition of Scripps Networks, the Scripps Networks Senior Notes were adjusted to fair value using observable trades as of the acquisition date. (See Note 2.) The fair value adjustment resulted in an opening balance sheet carrying

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

value that is $19 million less than the face amount of the senior notes. As of September 30, 2018, fair value adjustments of $3 million were amortized to interest expense.
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
As of September 30, 2018, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for $243 million of un-exchanged Scripps Networks Senior Notes acquired in conjunction with the acquisition of Scripps Networks. (See Note 21.)
Term Loans
On August 11, 2017, DCL entered into a three-year delayed draw tranche and a five-year delayed draw tranche unsecured term loan credit facility (the "Term Loans"), each with a principal amount of up to $1 billion. The term of each delayed draw loan commenced on March 6, 2018 when Discovery used these funds to finance a portion of the Scripps Networks acquisition. The Term Loans' interest rates are based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company paid a commitment fee of 20 basis points per annum for each loan, based on its then-current credit rating, beginning September 28, 2017 through March 6, 2018. As of September 30, 2018, the Company had used cash from operations and borrowings under the commercial paper program to fully repay the Term Loan borrowings.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

maturity date from February 4, 2021 to August 11, 2022. The original agreement includes the option for up to two additional 364-day renewal periods.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. In addition to the change in the revolver's capacity on August 11, 2017, the financial covenants were modified to increase the maximum consolidated leverage ratio financial covenant to 5.50 to 1.00, with step-downs to 5.00 to 1.00 and to 4.50 to 1.00, one year and two years after the closing of the Scripps Networks acquisition, respectively. As of September 30, 2018, the Company's subsidiary, DCL, was in compliance with all covenants and there were no events of default under the revolving credit facility.
As of September 30, 2018, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $325 million at a weighted average interest rate of 3.43%. As of December 31, 2017, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $425 million at a weighted average interest rate of 2.69%. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For U.S. dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company may also borrow in foreign currencies under the credit facility, at an interest rate based on adjusted LIBOR, plus a margin. The current margins are 1.30% and 0.30%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. The Company had no borrowings under the credit facility in foreign currencies as of September 30, 2018 or December 31, 2017. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.20% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $297 million with a weighted average interest rate of approximately 2.83% as of September 30, 2018. The Company had no outstanding borrowings as of December 31, 2017.
Program Financing Line of Credit
On January 12, 2018, the Company entered into a secured line of credit for an aggregate principal amount of $26 million to finance content production costs. Interest rates on this line of credit are based on the Company’s option to elect either an adjusted LIBOR or a variable prime rate. Interest on the outstanding balance is due quarterly commencing on October 15, 2018 with a final payment due on October 15, 2020. As of September 30, 2018, the Company has an outstanding balance of $23 million.

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
Unsettled derivative contracts are recorded at their gross fair values on the consolidated balance sheets. (See Note 4.) The portion of the fair value that represents cash flows occurring within one year is classified as current, and the portion related to cash flows occurring beyond one year is classified as noncurrent. Gains and losses on designated cash flow and net investment hedges are initially recognized as components of accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the statements of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings. The cash flows from the designated derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows of the hedged item. The Company records gains and losses for instruments that receive no hedging designation, as a component of other expense, net on the consolidated statements of operations.
Effective July 1, 2018, the Company early adopted ASU 2017-12. As a result, the Company changed the method by which it assesses effectiveness for net investment hedges from the forward-method to the spot-method. Management believes the spot method better matches the spot rate changes of the net investment. The entire change in the fair value of derivatives that qualify as net investment hedges is initially recorded in the currency translation adjustment component of other comprehensive income. While the change in fair value attributable to hedge effectiveness remains in accumulated other comprehensive income (loss) until the net investment is sold or liquidated, the change in fair value attributable to components excluded from the assessment of hedge effectiveness (e.g., forward points, cross currency basis, etc.) is reflected as a component of interest expense, net in the current period. Previous net losses of $87 million incurred under the forward method related to net investment hedges will remain in other comprehensive loss under the currency translation adjustments component and will be reclassified to earnings when the net investment is sold or liquidated. Additionally, as a result of ASU 2017-12, for foreign exchange forward contracts accounted for as cash flow hedges, the ineffective portion (if any) will not be separately recorded, as the entire change in the fair value of the forward contract will be recorded in other comprehensive income (loss) and reclassified into the statement of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of September 30, 2018 and December 31, 2017.

	September 30, 2018					December 31, 2017
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$412	$16	$2	$3	$—	$817	$7	$—	$12	$—
Net investment hedges:(a)
Cross-currency swaps	1,687	—	9	19	99	1,708	—	3	13	98
Foreign exchange	—	—	—	—	—	303	2	—	8	—
Fair value hedges:
Equity (Lionsgate collar)(b)	—	—	—	—	—	97	—	13	—	—
No hedging designation:
Interest rate swaps	25	—	—	—	—	25	—	—	—	—
Cross-currency swaps	64	—	—	1	2	64	—	—	—	6
Equity (Lionsgate collar)(b)	97	8	16	—	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	665	—	—	—	1
Total		$24	$27	$23	$101		$9	$16	$33	$105
(a) Excludes £400 million of sterling notes ($525 million equivalent at September 30, 2018) designated as a net investment hedge. (See Note 6.)
(b) Upon adoption of ASU 2016-01 on January 1, 2018, the Lionsgate Collar no longer receives hedge accounting designation. (See Note 1 and Note 4.)
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gains (losses) recognized in accumulated other comprehensive loss(a):
Foreign exchange - derivative adjustments	$2	$(15)	$31	$(46)
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	2	(9)	5	(16)
Foreign exchange - advertising revenue	—	(1)	(1)	(2)
Foreign exchange - costs of revenues	11	(2)	7	2
Interest rate - interest expense	—	—	—	(1)
Amount of gain recognized in income on derivative (amount excluded from effectiveness testing)(b):
Interest rate swaps - other expense, net	—	17	—	17

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(a) For periods prior to the Company's adoption of ASU 2017-12 on July 1, 2018, the amount of gain or (loss) represents only the effective portion of the hedging relationship. Effective with the adoption of ASU 2017-12, gains and losses resulting from the change in the fair value of the hedging relationship are recognized as components of accumulated other comprehensive loss.
(b) For periods prior to the Company's adoption of ASU 2017-12 on July 1, 2018, amounts reflect the change in the fair value of the ineffective portion of the hedging relationship. No hedging instruments for which ineffectiveness was recognized directly into income in 2017 or in years prior were outstanding at the date of adoption of ASU 2017-12.
If current fair values of designated cash flow hedges as of September 30, 2018 remained static over the next twelve months, the Company would reclassify $12 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months.
Effective with the Company’s initial application of ASU 2017-12, net periodic interest settlements and accruals on the cross currency swaps (which would include any cross-currency basis spread adjustment) are reported directly in interest expense, net. Changes in the fair value of the cross-currency swaps resulting from changes in the foreign exchange spot rate will continue to be recorded within the cumulative translation component of AOCI. The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three and nine months ended September 30, 2018 or the three and nine months ended September 30, 2017.

	Three Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2018	2017		2018	2017
Gains (losses) recognized in AOCI:
Cross currency swaps	$8	$(38)	Interest expense, net	$6	$—
Foreign exchange contracts(a)	—	(19)	N/A	—	—
Sterling notes (foreign denominated debt)(a)	(3)	3	N/A	—	—
Total	$5	$(54)		$6	$—

	Nine Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2018	2017		2018	2017
Gains (losses) recognized in AOCI:
Cross currency swaps	$13	$(81)	Interest expense, net	$6	$—
Foreign exchange contracts(a)	(1)	(19)	N/A	—	—
Sterling notes (foreign denominated debt)(a)	13	3	N/A	—	—
Total	$25	$(97)		$6	$—
(a) There are no existing components that are eligible for exclusion from effectiveness testing under ASU 2017-12. There were no forward exchange contracts outstanding at the date of adoption of ASU 2017-12.
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). Upon adoption of ASU 2016-01 on January 1, 2018, the Company no longer designates any of its derivatives as fair value hedges. As a result, there was no activity related to derivatives designated as fair value hedges for the three and nine months ended September 30, 2018. There were no amounts of ineffectiveness recognized on fair value hedges for the three and nine months ended September 30, 2017. As this hedge relationship was not active as of the date of adoption of ASU 2017-12, no transition adjustment was required for this hedge relationship.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Gains on changes in fair value of hedged AFS	$13	$17
Gains on changes in the intrinsic value of equity contracts	(13)	(17)
Fair value of equity contracts excluded from effectiveness assessment	5	6
Total in other expense, net	$5	$6
The following table presents the pretax impact of derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate swaps	$—	$(98)	$—	$(98)
Cross-currency swaps	1	(1)	1	(4)
Credit contracts	—	—	(1)	—
Equity	—	—	11	—
Total in other expense, net	$1	$(99)	$11	$(102)
NOTE 8. REDEEMABLE NONCONTROLLING INTERESTS
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$410	$237	$413	$243
Cash distributions to redeemable noncontrolling interests	—	(2)	(21)	(22)
Initial fair value of redeemable noncontrolling interest	—	93	—	93
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	5	5	16	17
Other comprehensive (loss) income attributable to redeemable noncontrolling interests	(1)	—	(1)	1
Currency translation on redemption values	—	—	1	—
Retained earnings adjustments:
Adjustments of redemption values to the floor	—	27	6	28
Ending balance	$414	$360	$414	$360

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Redeemable noncontrolling interests consist of the arrangements described below:
In connection with its noncontrolling interest in OWN, Harpo has the right to require the Company to purchase Harpo's remaining noncontrolling interest at fair value during four 90-day windows beginning on July 1, 2018 and every two and a half years thereafter through January 1, 2026. Harpo exercised the first of such remaining put rights on August 20, 2018. On November 6, 2018, the Company and Harpo entered into an amendment to the limited liability company agreement whereby Harpo agreed to withdraw its August 20, 2018 put notice and upon any succeeding redemption the put payment value will equal the fair value of Harpo's equity interest in OWN plus an incremental 9.337% per annum for the 2.5 year period between the July 1, 2018 put right date and the January 1, 2021 put right date. As Harpo’s put right is outside the control of the Company, Harpo’s noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. As of September 30, 2018, the Company recorded $56 million for the redeemable noncontrolling interest in equity of OWN. (See Note 2.)
In connection with the MTG joint venture between Discovery and GoldenTree created on September 25, 2017, GoldenTree acquired a put right exercisable during 30-day windows beginning on each of March 25, 2021, September 25, 2022 and March 25, 2024, that requires Discovery to either purchase all of GoldenTree's noncontrolling 32.5% interest in the joint venture at fair value or participate in an initial public offering for the joint venture. As the put right is outside of the Company's control, GoldenTree's 32.5% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. As of September 30, 2018, the Company recorded $121 million for the redeemable noncontrolling interest in equity of MTG. (See Note 2.)
In connection with its noncontrolling interest in Discovery Family, Hasbro Inc. ("Hasbro") has the right to put the entirety of its remaining 40% interest in the company to Discovery at any time during the one-year period beginning December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable during the same one-year period beginning December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is generally a function of the then-current fair market value of the redeemable noncontrolling interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet. As of September 30, 2018, the Company recorded $210 million for the redeemable noncontrolling interest in equity of Discovery Family.
In connection with its noncontrolling interest in Discovery Japan, Jupiter Telecommunications Co., Ltd ("J:COM") has the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. As amended, through January 10, 2019, the redemption value is the January 10, 2013, fair value denominated in Japanese yen; thereafter, as chosen by J:COM, the redemption value is the then-current fair value or the January 10, 2013, fair value denominated in Japanese yen. As of September 30, 2018, the Company recorded $27 million for the redeemable noncontrolling interest in equity of Discovery Japan.
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive income (loss); however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. The adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to income from continuing operations available to Discovery, Inc. stockholders in the calculation of earnings per share. (See Note 15.)
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The Company's authorization under the program expired on October 8, 2017.
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. Over the life of the program and as of September 30, 2018, the Company had repurchased 3 million and 164 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $6.6 billion, respectively. The table below presents a summary of common stock repurchases (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Series C common stock:
Shares repurchased	—	—	—	14.3
Purchase price	$—	$—	$—	$381
Convertible Preferred Stock and Preferred Stock Modification
The Company has two series of preferred stock authorized, issued and outstanding as of September 30, 2018: Series A-1 convertible preferred stock and Series C-1 convertible preferred stock. There are 8 million shares authorized for Series A-1 convertible preferred stock and 6 million shares authorized for Series C-1 convertible preferred stock.
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
Prior to the Exchange, each share of Series A preferred stock was convertible into one share of Series A common stock and one share of Series C common stock (referred to as the “embedded Series C common stock”). Through its ownership of the Series A convertible preferred stock, Advance/Newhouse had the right to elect three directors (the “preferred directors”) and maintained special voting rights on certain matters, including but not limited to blocking rights for material acquisitions, the issuance of debt securities and the issuance of equity securities (collectively, the “preferred rights”). Additionally, Advance/Newhouse was subject to certain transfer restrictions with respect to its governance rights. Prior to the Exchange, the Series C convertible preferred stock was considered the economic equivalent of Series C common stock.
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
As of September 30, 2018, all outstanding shares of Series A-1 and Series C-1 convertible preferred stock were held by Advance/Newhouse. Consistent with the terms of the arrangement prior to the Exchange, holders of Series A-1 and Series C-1 convertible preferred stock have equal rights, powers and privileges, except as otherwise noted. Except for the election of common

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

stock directors, the holders of Series A-1 convertible preferred stock are entitled to vote on matters to which holders of Series A and Series B common stock are entitled to vote, and holders of Series C-1 convertible preferred stock are entitled to vote on matters to which holders of Series C common stock, which is generally non-voting, are entitled to vote pursuant to Delaware law. Series A-1 convertible preferred stockholders vote on an as converted to common stock basis together with the Series A and Series B common stockholders as a single class on all matters except the election of directors.
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
The table below presents a summary of Series C convertible preferred stock repurchases made under the repurchase agreement (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Series C convertible preferred stock:
Shares repurchased	—	—	—	2.3
Purchase price	$—	$—	$—	$120
Series C-1 convertible preferred stock:
Shares repurchased	—	0.2	—	0.2
Purchase price	$—	$102	$—	$102
Stock Repurchases
As of September 30, 2018, total shares repurchased, on a split-adjusted and as-converted basis, under these programs were 33% of the Company's outstanding shares on a fully-diluted basis since the repurchase programs were authorized.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$26	$9	$35	$95	$(8)	$87
Net investment hedges	(1)	—	(1)	(54)	1	(53)
Reclassifications:
Other expense, net	—	—	—	(1)	—	(1)
Total currency translation adjustments	25	9	34	40	(7)	33

AFS adjustments:(a)
Unrealized gains	—	—	—	26	(6)	20
Reclassifications to other expense, net:
Hedged portion of AFS securities	—	—	—	(13)	3	(10)
Total equity investment adjustments	—	—	—	13	(3)	10

Derivative adjustments:
Unrealized gains (losses)	2	(1)	1	(15)	7	(8)
Reclassifications:
Distribution revenue	(2)	1	(1)	9	(4)	5
Advertising revenue	—	—	—	1	(1)	—
Costs of revenues	(11)	3	(8)	2	—	2
Other expense, net	—	—	—	(17)	6	(11)
Total derivative adjustments	(11)	3	(8)	(20)	8	(12)
Other comprehensive income (loss) adjustments	$14	$12	$26	$33	$(2)	$31

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized (losses) gains
Foreign currency	$(198)	$6	$(192)	$275	$2	$277
Net investment hedges	19	—	19	(97)	1	(96)
Reclassifications:
Loss on disposition	4	—	4	12	—	12
Other expense, net	—	—	—	(1)	—	(1)
Total currency translation adjustments	(175)	6	(169)	189	3	192

AFS adjustments:(a)
Unrealized gains	—	—	—	34	(6)	28
Reclassifications to other expense, net:
Hedged portion of AFS securities	—	—	—	(17)	3	(14)
Total equity investment adjustments	—	—	—	17	(3)	14

Derivative adjustments:
Unrealized gains (losses)	31	(7)	24	(46)	17	(29)
Reclassifications:
Distribution revenue	(5)	1	(4)	16	(6)	10
Advertising revenue	1	—	1	2	(1)	1
Costs of revenues	(7)	2	(5)	(2)	1	(1)
Interest expense	—	—	—	1	—	1
Other expense, net	—	—	—	(17)	6	(11)
Total derivative adjustments	20	(4)	16	(46)	17	(29)
Other comprehensive (loss) income adjustments	$(155)	$2	$(153)	$160	$17	$177
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended September 30, 2018
	Currency Translation	AFS(a)	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(818)	$—	$28	$(790)
Other comprehensive income before reclassifications	34	—	1	35
Reclassifications from accumulated other comprehensive loss to net income	—	—	(9)	(9)
Other comprehensive income (loss)	34	—	(8)	26
Ending balance	$(784)	$—	$20	$(764)

	Three Months Ended September 30, 2017
	Currency Translation	AFS(a)	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(639)	$15	$7	$(617)
Other comprehensive income (loss) before reclassifications	34	20	(8)	46
Reclassifications from accumulated other comprehensive loss to net income	(1)	(10)	(4)	(15)
Other comprehensive income (loss)	33	10	(12)	31
Ending balance	$(606)	$25	$(5)	$(586)

	Nine Months Ended September 30, 2018
	Currency Translation	AFS(a)	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(615)	$26	$4	$(585)
Other comprehensive (loss) income before reclassifications	(173)	—	24	(149)
Reclassifications from accumulated other comprehensive loss to net income	4	—	(8)	(4)
Other comprehensive (loss) income	(169)	—	16	(153)
Reclassifications to retained earnings resulting from the adoption of ASU 2016-01	—	(26)	—	(26)
Ending balance	$(784)	$—	$20	$(764)

DISCOVERY, INC.
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
NOTE 11. REVENUES
The Company generates revenues principally from: (i) distribution revenues for fees charged to distributors of its network content, which include cable, direct-to-home ("DTH") satellite, telecommunications and digital service providers and bundled long-term content arrangements, (ii) advertising revenue for advertising sold on its television networks and websites and (iii) other revenue related to several items including: (a) unbundled rights to sales of network content, including sports rights, (b) production studios content development and services, (c) the licensing of the Company's brands for consumer products and (d) affiliate and advertising sales representation services.
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
Distribution
Cable operators, DTH satellite operators and telecommunications service providers typically pay royalties via a per-subscriber fee for the right to distribute the Company’s programming under the terms of distribution contracts. The majority of the Company’s distribution fees are collected monthly throughout the year and distribution revenue is recognized over the term of the contracts based on contracted programming rates and reported subscriber levels. The amount of distribution fees due to the Company is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In these cases, the Company estimates the number of subscribers receiving the Company’s programming to estimate royalty revenue. Historical adjustments to recorded estimates have not been material. Distribution revenue from fixed-fee contracts is recognized over the contract term based on the continuous delivery of the content to the affiliate. Any monetary incentives provided to distributors are recognized as a reduction of revenue over the service term.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Although the delivery of linear feeds and digital direct-to-consumer products, such as video-on-demand (“VOD”) and digital distribution arrangements, are considered distinct performance obligations, on demand offerings generally match the programs that are airing on the linear network. Therefore, the Company recognizes revenue for licensing arrangements as the license fee is earned and based on continuous delivery for fixed fee contracts.
Revenues associated with digital distribution arrangements are recognized when the Company transfers control of the content and the rights to distribute the content to the customer.
Advertising
Advertising revenues are principally generated from the sale of bundled commercial time on linear and digital platforms. A substantial portion of the advertising contracts in the U.S. and certain international markets guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. The Company provides a service to deliver an advertising campaign which is satisfied by the provision of a minimum number of advertising spots in exchange for a fixed fee over a contract period of one year or less. The Company delivers spots in accordance with these contracts during a variety of day parts and programs. In the agreements governing these advertising campaigns, the Company has also promised to deliver to its customers a guaranteed minimum number of viewers (“impressions”) on a specific television network within a particular demographic (e.g. men aged 18-35). These advertising campaigns are considered to represent a single, distinct performance obligation. Revenues are recognized based on the audience level delivered multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered, and invoiced advertising revenue receivables may exceed the value of the audience delivery. As such, revenues are deferred until the guaranteed audience level is delivered or the rights associated with the guarantee lapse, which is less than one year. Audience guarantees are initially developed internally, based on planned programming, historical audience levels, the success of pilot programs, and market trends. Actual audience and delivery information is published by independent ratings services. In certain instances, the independent ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue are based upon the Company’s estimates of the audience level delivered. Historical adjustments to previously reported estimates have not been material.
For contracts without an audience guarantee, advertising revenues are recognized as each spot airs. Advertising revenues from digital platforms are recognized as impressions are delivered or the services are performed.
The airing of a campaign of advertising spots with a guaranteed audience level is considered a single, distinct performance obligation. The airing of individual spots without a guaranteed audience level are each distinct, individual performance obligations. The Company allocates the consideration to each spot based on its relative standalone selling price.
Other
License fees from the sublicensing of sports rights are recognized when the rights become available for airing. Revenue from the production studios segment is recognized when the content is delivered and available for airing by the customer. Royalties from brand licensing arrangements are earned as products are sold by the licensee. Affiliate and ad sales representation services are recognized as services are provided.
Multiple Performance Obligations
Contracts with customers may include multiple distinct performance obligations. For example, advertising contracts may include sponsorship, production, or product integration in addition to the airing of spots and the satisfaction of an audience guarantee. For such contracts, the contract value is allocated to the customer deliverables and recorded as revenue when value has been transferred to the customer. Distribution contracts also include multiple performance obligations. The Company also enters into certain distribution contracts that include promises to deliver content libraries. There are generally two types of such arrangements: 1) content licensing arrangements that include subscription video on demand (“SVOD”) licensing arrangements and 2) digital direct-to-consumer content (i.e., VOD) which includes a performance obligation within our linear distribution arrangements. These contracts vary by customer and in certain instances include a promise by the Company to deliver existing content and new content. For SVOD arrangements, revenue is allocated to each performance obligation based on that performance obligation's relative standalone selling price, which is determined based on the cost plus an expected margin. In the case of VOD, digital direct-to-consumer content and the linear feed, satisfaction of the performance obligations generally occurs at the same time as new titles are added and older titles are removed. Therefore, transaction price allocated to the performance obligations is recognized using the same pattern of recognition as the linear feed.
Deferred Revenue
Deferred revenue consists of cash received for television advertising for which the guaranteed viewership has not been provided, product licensing arrangements in which fee collections are in excess of the license value provided, advanced fees

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

	Three Months Ended September 30,
	2018			2017
	U.S. Networks	International Networks	Education and Other	U.S. Networks	International Networks	Education and Other
Revenues:
Distribution	$644	$508	$—	$402	$479	$—
Advertising	991	374	—	407	298	—
Other	39	33	3	14	19	32
Totals	$1,674	$915	$3	$823	$796	$32

	Nine Months Ended September 30,
	2018			2017
	U.S. Networks	International Networks	Education and Other	U.S. Networks	International Networks	Education and Other
Revenues:
Distribution	$1,812	$1,577	$—	$1,210	$1,383	$—
Advertising	2,708	1,232	—	1,284	913	—
Other	108	255	52	48	58	113
Totals	$4,628	$3,064	$52	$2,542	$2,354	$113

Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees or by calculating one twelfth of annual license fees specified in its distribution contracts. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.7 billion as of September 30, 2018, and is expected to be recognized over the next ten years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $513 million as of September 30, 2018, and is expected to be recognized over the next seven years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $77 million as of September 30, 2018, and is expected to be recognized over the next fifteen years.
Due to the use of the practical expedients noted below, the above disclosure does not include information related to advertising since the duration of these arrangements is less than one year.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

	December 31, 2017	Additions (b)	Reductions (c)	Foreign Currency	September 30, 2018
Accounts receivable	$1,838	8,655	(7,906)	(9)	$2,578
Deferred revenues:
Current	255	1,004	(946)	(9)	304
Long term (a)	109	37	(47)	—	99

	December 31, 2016	Additions	Reductions (d)	Foreign Currency	September 30, 2017
Accounts receivable	$1,495	5,144	(5,003)	16	$1,652
Deferred revenues:
Current	163	703	(658)	30	238
Long term (a)	122	27	(39)	3	113
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
NOTE 12. SHARE-BASED COMPENSATION
The Company has various incentive plans under which stock options, service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and stock appreciation rights ("SARs") have been issued. During the nine months ended September 30, 2018, the vesting and service requirements of share-based awards granted were consistent with the arrangements disclosed in the 2017 Form 10-K.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the components of share-based compensation expense (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PRSUs	$13	$(8)	$29	$(1)
RSUs	8	6	21	17
Stock options	8	4	15	8
SARs	14	(3)	27	(3)
ESPP	—	1	—	1
Total share-based compensation expense	$43	$—	$92	$22
Tax benefit recognized	$10	$—	$21	$8
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

	September 30, 2018	December 31, 2017
Current portion of liability-classified awards:
PRSUs	$26	$12
SARs	13	—
Non-current portion of liability-classified awards:
PRSUs	22	32
SARs	17	3
Total liability-classified share-based compensation award liability	$78	$47
The table below presents award activity (in millions, except weighted-average grant price) for PRSUs, RSUs and SARs.

	Nine Months Ended September 30, 2018
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.6	$24.06
RSUs(a)	6.9	$12.45
SARs	3.7	$22.37
Awards converted or settled:
PRSUs	1.1	$40.21
RSUs	1.3	$26.68
SARs	—	$—
(a) RSU awards granted during the nine months ended September 30, 2018 include 3.4 million awards granted to Scripps Networks employees following the acquisition of Scripps Networks at a grant price of $1.00 per share.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents stock option activity (in millions, except weighted-average exercise price).

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2017	12.3	$27.46
Granted(a)	15.1	$27.50
Exercised	(3.6)	$17.54
Forfeited/cancelled	(2.0)	$30.47
Outstanding as of September 30, 2018	21.8
(a) Stock options granted during the nine months ended September 30, 2018 include 2 million awards granted in connection with the acquisition of Scripps Networks.
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of September 30, 2018 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
RSUs	$89	2.04
PRSUs	28	1.26
Stock options	117	3.86
SARs	33	1.34
Total unrecognized compensation cost	$267
NOTE 13. EMPLOYEE BENEFIT PLANS
The Company has defined contribution and other savings plans for the benefit of its employees that meet eligibility requirements.
As a result of the acquisition of Scripps Networks on March 6, 2018, the Company assumed employee defined benefit plans previously sponsored by Scripps Networks: (i) a qualified defined benefit pension plan ("Pension Plan") that covers certain U.S.-based employees and (ii) a non-qualified unfunded Supplemental Executive Retirement Plan ("SERP"), which in addition to the Pension Plan provides defined pension benefits to eligible executives.
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
The following table presents the components of the net periodic pension cost for the Pension Plan and SERP (in millions). The components of net periodic pension costs are reflected in other expense, net in the consolidated statements of operations.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Pension Plan	SERP	Pension Plan	SERP
Interest cost	$0.8	$0.4	$2.0	$0.9
Expected return on plan assets, net of expenses	(1.3)	—	(2.7)	—
Net periodic pension cost	$(0.5)	$0.4	$(0.7)	$0.9
During the three months ended September 30, 2018, the Company contributed $21 million to the Pension Plan and made no SERP benefit payments, and during the period March 6, 2018 to September 30, 2018, the Company contributed $22 million to the Pension Plan and made no SERP benefit payments. Of the $21 million contributed to the Pension Plan during the three months ended September 30, 2018, $1 million was considered required funding. For the remainder of 2018, the Company does not anticipate any further contributions to the Pension Plan and plans to pay $35 million in SERP benefits.
Assumptions used in determining the Pension Plan and SERP expense, following the acquisition of Scripps Networks, were as follows.

	Nine Months Ended September 30, 2018
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 14. INCOME TAXES
The following table reconciles the U.S. federal statutory income tax rate to the Company's effective income tax rate.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
U.S. federal statutory income tax provision	$37	21%	$58	35%	$111	21%	$320	35%
State and local income taxes, net of federal tax benefit	10	5%	2	2%	15	3%	14	2%
Effect of foreign operations	(5)	(3)%	(34)	(21)%	10	2%	(72)	(8)%
Domestic production activity deductions	—	—%	(9)	(5)%	—	—%	(31)	(4)%
Change in uncertain tax positions	3	2%	—	—%	29	5%	1	—%
Renewable energy investments tax credits (See Note 3)	(1)	—%	(82)	(50)%	(3)	(1)%	(148)	(16)%
U.S. legislative changes	1	—%	—	—%	(18)	(3)%	—	—%
Noncontrolling interest adjustment	(3)	(2)%	—	—%	(7)	(1)%	—	—%
Preferred stock modification	—	—%	9	5%	—	—%	9	1%
Transaction costs	2	1%	—	—%	9	2%	—	—%
Other, net	(1)	—%	(3)	(2)%	—	—%	(4)	—%
Income tax expense	$43	24%	$(59)	(36)%	$146	28%	$89	10%
On December 22, 2017, new federal tax reform legislation ("TCJA") was enacted in the United States, resulting in significant changes from previous tax law. The TCJA revised the U.S. corporate income tax which impacted Discovery most significantly by lowering the statutory corporate tax rate from 35% to 21% and reinstating bonus depreciation that will allow for full expensing of qualified property, for property placed in service before 2023, including qualified films, such as content produced by the Company. The TCJA also eliminated or significantly amended certain deductions (interest, domestic production activities deduction and executive compensation). The TCJA fundamentally changed taxation of multinational entities by moving from a system of worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime with current taxation of certain foreign income. Included in the international provisions was the enactment of a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion and promote U.S. production. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S.
Based on our preliminary assessment of the TCJA impact, we recognized a one-time, provisional net tax benefit of $44 million in the fourth quarter of 2017 related to: the deemed repatriation tax on post-1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Our 2017 U.S. federal income tax return was filed in October 2018 and there were no material adjustments related to TCJA.
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
The Company's reserves for uncertain tax positions as of September 30, 2018 and December 31, 2017 totaled $390 million and $189 million, respectively. The uncertain tax positions balance as of September 30, 2018 includes $164 million related to Scripps Networks upon the acquisition. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $45 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of September 30, 2018 and December 31, 2017, the Company had accrued approximately $53 million and $21 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The interest and penalties payable balance

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

as of September 30, 2018 includes $26 million carried over from Scripps Networks' financial information upon the acquisition. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 15. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock and the Series C-1 convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as-converted basis with respect to income available to Discovery, Inc. The Company's Series A-1 convertible preferred stock is treated as a separate class for purposes of applying the two-class method.
Pursuant to the Exchange Agreement with Advance/Newhouse, Discovery issued newly designated shares of Series A-1 and Series C-1 preferred stock in exchange for all outstanding shares of Discovery's Series A and Series C convertible participating preferred stock. (See Note 9.) The Exchange is treated as a reverse stock split and the Company has recast historical basic and diluted earnings per share available to Series C-1 preferred stockholders (previously Series C preferred stockholders). Prior to the Exchange, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each share of Series C convertible preferred stock. Following the exchange, the Series C-1 preferred stock may be converted into Series C common stock at a conversion rate of 19.3648 shares of Series C common stock for each share of Series C-1 preferred stock. As such, the Company has retrospectively restated basic and diluted earnings per share information for Discovery's Series C-1 preferred stock for the three and nine months ended September 30, 2017. The Exchange did not impact historical basic and diluted earnings per share attributable to the Company's Series A, B and C common stockholders.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the computation for income allocated to Discovery, Inc. stockholders (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$135	$223	$382	$824
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(12)	(27)	(34)	(99)
Net income attributable to noncontrolling interests	(13)	—	(41)	—
Net income attributable to redeemable noncontrolling interests	(5)	(5)	(16)	(17)
Redeemable noncontrolling interest adjustments to redemption value	—	—	(6)	—
Net income allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$105	$191	$285	$708

Allocation of net income to Discovery, Inc. Series A, B and C common stockholders and Series C-1 convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	86	146	231	539
Series C-1 convertible preferred stockholders	19	45	54	169
Total	105	191	285	708
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	12	27	34	99
Net income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$117	$218	$319	$807
Net income allocated to Discovery, Inc. Series C-1 convertible preferred stockholders for diluted net income per share is included in net income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share. For the three months ended September 30, 2018 and 2017, net income allocated to Discovery, Inc. Series C-1 convertible preferred stockholders used to calculate diluted net income per share was $19 million and $45 million, respectively. For the nine months ended September 30, 2018 and 2017, net income allocated to Discovery, Inc. Series C-1 convertible preferred stockholders used to calculate diluted net income per share was $54 million and $169 million, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Denominator — weighted average:
Series A, B and C common shares outstanding — basic	523	381	490	385
Impact of assumed preferred stock conversion	187	189	187	194
Dilutive effect of share-based awards	3	1	2	2
Series A, B and C common shares outstanding — diluted	713	571	679	581

Series C-1 convertible preferred stock outstanding — basic and diluted	6	6	6	6
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
The table below sets forth the Company's calculated earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic net income per share allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$0.16	$0.38	$0.47	$1.40
Series C-1 convertible preferred stockholders	$3.19	$7.41	$9.13	$27.06

Diluted net income per share allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$0.16	$0.38	$0.47	$1.39
Series C-1 convertible preferred stockholders	$3.18	$7.40	$9.10	$26.96
Earnings per share amounts may not recalculate due to rounding. The computation of the diluted earnings per share of Series A, B and C common stockholders assumes the conversion of Series A-1 and C-1 convertible preferred stock, while the diluted earnings per share amounts of Series C-1 convertible preferred stock does not assume conversion of those shares.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Anti-dilutive stock options and RSUs	16	11	13	10
PRSUs whose performance targets have not been achieved	2	2	2	2
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
NOTE 16. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities

	September 30, 2018	December 31, 2017
Accrued payroll and related benefits	$471	$535
Content rights payable	363	219
Accrued interest	139	148
Accrued income taxes	108	45
Current portion of share-based compensation liabilities	39	12
Other accrued liabilities	503	350
Total accrued liabilities	$1,623	$1,309
Prepaid Expenses and Other Current Assets

	September 30, 2018	December 31, 2017
Income tax receivable	$213	$91
Other current assets	243	343
Total prepaid expenses and other current assets	$456	$434
Other Expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency losses, net	$(8)	$(27)	$(59)	$(62)
Gain (loss) on derivative instruments, net	1	(77)	11	(79)
Change in the value of common stock investments with readily determinable fair value(a)	(1)	—	(44)	—
Interest income(b)	—	—	15	—
Other expense, net	(7)	(2)	(7)	(2)
Total other expense, net	$(15)	$(106)	$(84)	$(143)
(a) As of January 1, 2018, upon adoption of ASU 2016-01, equity investments with readily determinable fair value for which the Company has the intent to retain the investment are measured at fair value, with unrealized gains and losses recorded in other expense, net. (See Notes 1 and 3.)
(b) Interest income for the nine months ended September 30, 2018 is comprised primarily of interest on proceeds from the issuance of senior notes used to fund the acquisition of Scripps Networks. As of September 30, 2018, the Company had liquidated and utilized the proceeds in the acquisition of Scripps Networks.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Share-Based Plan Proceeds, net
Share-based plan payments, net in the statement of cash flows consisted of the following (in millions).

	Nine Months Ended September 30,
	2018	2017
Tax settlements associated with share-based plans	$(18)	$(30)
Proceeds from issuance of common stock in connection with share-based plans	62	45
Total share-based plan proceeds, net	$44	$15
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2018	2017
Cash paid for taxes, net	$290	$232
Cash paid for interest, net	576	236
Non-cash investing and financing activities:
Fair value of assets and liabilities of business received in exchange for redeemable noncontrolling interests	—	144
Accrued financing costs for debt issuance	—	11
Renewable energy return of investment	—	10
Equity issued for the acquisition of Scripps Networks	3,218	—
Accrued purchases of property and equipment	36	18
Assets acquired under capital lease arrangements	51	39
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
The table below presents a summary of the transactions with related parties, including OWN, prior to the November 30, 2017 acquisition (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues and service charges:
Liberty Group	$165	$105	$472	$359
Equity method investees	101	40	189	112
Other	13	11	50	32
Total revenues and service charges	$279	$156	$711	$503
Interest income	$2	$4	$4	$11
Expenses	$(87)	$(71)	$(269)	$(141)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents receivables due from related parties (in millions).

	September 30, 2018	December 31, 2017
Receivables	$153	$105
Note receivable(a)	$96	$—

(a) Amount relates to a note receivable with UKTV, an equity method investee acquired in conjunction with the acquisition of Scripps Networks. (See Note 3.)
NOTE 18. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
The Company’s contractual commitments increased significantly following the acquisition of Scripps Networks. Below are the Company's updated combined contractual payment commitments as of September 30, 2018, including by period (in millions).

	Leases
Year Ending December 31,	Operating	Capital	Content	Other	Total
2018 (remaining three months)	$24	$15	$513	$197	$749
2019	96	48	945	443	1,532
2020	101	43	893	302	1,339
2021	88	38	490	153	769
2022	58	32	542	86	718
Thereafter	591	105	2,539	130	3,365
Total minimum payments	958	281	5,922	1,311	8,472
Amounts representing interest	—	(36)	—	—	(36)
Total	$958	$245	$5,922	$1,311	$8,436
The Company enters into multi-year lease arrangements for transponders, office space, studio facilities and other equipment. Most leases are not cancelable prior to their expiration. On January 9, 2018, the Company announced plans to relocate its global headquarters from Silver Spring, Maryland ("the Silver Spring property") to New York City in 2019. During the third quarter, the Company entered into a sale-lease back transaction for its Silver Spring property. The lease is classified as an operating lease. As a result of the sale, the Company received net proceeds of $68 million and recognized an impairment loss of $12 million for the nine months ended September 30, 2018 which is reflected in depreciation and amortization on the consolidated statements of operations.
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
Although the Company had funding commitments to equity method investees as of September 30, 2018, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 3.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contingencies
Put Rights
The Company has granted put rights to certain consolidated subsidiaries. Harpo, GoldenTree, Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in OWN, MTG, Discovery Family and Discovery Japan, respectively. The Company recorded the carrying value of the noncontrolling interest in the equity associated with the put rights for OWN, MTG, Discovery Family and Discovery Japan as a component of redeemable noncontrolling interest in the amounts of $56 million, $121 million, $210 million and $27 million, respectively. (See Note 8.)
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
Guarantees
There were no guarantees recorded as of September 30, 2018 and December 31, 2017.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of September 30, 2018 and December 31, 2017.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. Networks	$1,674	$823	$4,628	$2,542
International Networks	916	796	3,065	2,354
Education and Other	3	32	52	113
Corporate and inter-segment eliminations	(1)	—	(1)	—
Total revenues	$2,592	$1,651	$7,744	$5,009
Adjusted OIBDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. Networks	$901	$480	$2,536	$1,548
International Networks	254	180	727	610
Education and Other	—	—	3	(1)
Corporate and inter-segment eliminations	(111)	(85)	(311)	(262)
Total Adjusted OIBDA	$1,044	$575	$2,955	$1,895
Reconciliation of Net Income available to Discovery, Inc. to total Adjusted OIBDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income available to Discovery, Inc.	$117	$218	$325	$807
Net income attributable to redeemable noncontrolling interests	5	5	16	17
Net income attributable to noncontrolling interests	13	—	41	—
Income tax expense (benefit)	43	(59)	146	89
Income before income taxes	178	164	528	913
Other expense, net	15	106	84	143
(Income) loss from equity investees, net	(9)	27	53	122
Loss on extinguishment of debt	—	—	—	54
Interest expense	185	136	558	318
Operating income	369	433	1,223	1,550
(Gain) loss on disposition	—	—	(84)	4
Restructuring and other charges	224	11	652	43
Depreciation and amortization	398	80	1,001	240
Mark-to-market share-based compensation	27	(11)	56	(4)
Scripps Networks transaction and integration costs	26	62	107	62
Total Adjusted OIBDA	$1,044	$575	$2,955	$1,895

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total Assets

	September 30, 2018	December 31, 2017
U.S. Networks	$19,046	$4,127
International Networks	7,212	5,187
Education and Other	267	394
Corporate and inter-segment eliminations	6,387	12,847
Total assets	$32,912	$22,555
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.
NOTE 20. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by segment were as follows (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. Networks	$206	$2	$259	$6
International Networks	16	8	262	29
Education and Other	—	1	1	2
Corporate	2	—	130	6
Total restructuring and other charges	$224	$11	$652	$43

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restructuring charges	$63	$11	$314	$39
Other charges	161	—	338	4
Total restructuring and other charges	$224	$11	$652	$43
Restructuring charges include contract terminations, employee terminations and facility closures. For the three and nine months ended September 30, 2018, these charges result from activities to integrate Scripps Networks and establish an efficient cost structure. Contract-related restructuring charges include costs to terminate certain production commitments, life of series production and content licensing contracts. Employee terminations relate to cost reduction efforts and management changes. Facility-related restructuring charges are recognized upon exiting all or a portion of a leased facility after meeting cease-use requirements. Other charges relate to content write-offs which resulted from a global strategic review of content following the acquisition of Scripps Networks.
Changes in restructuring and other liabilities recorded in accrued liabilities and other noncurrent liabilities by major category were as follows (in millions).

	Contract Terminations	Employee Terminations	Total
December 31, 2017	$1	$42	$43
Net Accruals	79	228	307
Cash Paid	(31)	(167)	(198)
September 30, 2018	$49	$103	$152
Net accruals for the nine months ended September 30, 2018 do not include $7 million of Scripps Networks equity awards exchanged for Discovery shares as of March 6, 2018 recorded in APIC and included in restructuring charges for the nine months ended September 30, 2018.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of September 30, 2018 and December 31, 2017, most of the outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 6.) Each of the Company, DCL and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) have the ability to conduct registered offerings of debt securities.
Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and comprehensive income and cash flows of (i) the Company, (ii) Scripps Networks, (iii) DCH, (iv) DCL, (v) the non-guarantor subsidiaries of DCL, (vi) the non-guarantor subsidiaries of Discovery which includes Discovery Holding Company ("DHC") and Scripps Networks on a combined basis, and (vii) reclassifications and eliminations necessary to arrive at the consolidated financial statement balances for the Company. DCL primarily includes the Discovery Channel and TLC networks in the U.S. The non-guarantor subsidiaries of DCL include substantially all of the Company’s other U.S. and international networks, production companies and most of the Company’s websites and digital distribution arrangements. The non-guarantor subsidiaries of DCL are wholly owned subsidiaries of DCL with the exception of certain equity method investments. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly owned subsidiary of the Company. DHC is included in the other non-guarantor subsidiaries of the Company along with the operations of Scripps Networks.
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
Basis of Presentation
Solely for purposes of presenting the condensed consolidating financial statements, investments in the Company’s subsidiaries have been accounted for by their respective parent company using the equity method. Accordingly, in the following condensed consolidating financial statements the equity method has been applied to (i) the Company’s interests in DCH, Scripps Networks, and the other non-guarantor subsidiaries of the Company, including the non-guarantor subsidiaries of Scripps Networks, (ii) DCH’s interest in DCL, and (iii) DCL’s interests in the non-guarantor subsidiaries of DCL . Inter-company accounts and transactions have been eliminated to arrive at the consolidated financial statement amounts for the Company. The Company’s accounting bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed down” to the applicable subsidiaries.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$43	$—	$40	$347	$101	$—	$531
Receivables, net	—	—	—	443	1,297	838	—	2,578
Content rights, net	—	—	—	1	254	94	—	349
Prepaid expenses and other current assets	84	27	31	35	145	134	—	456
Inter-company trade receivables, net	—	—	—	159	—	—	(159)	—
Total current assets	84	70	31	678	2,043	1,167	(159)	3,914
Investment in and advances to subsidiaries*	8,034	13,563	(5,430)	6,357	—	(3,586)	(18,938)	—
Noncurrent content rights, net	—	—	—	604	1,554	957	—	3,115
Goodwill, net	—	—	—	3,678	3,326	6,135	—	13,139
Intangible assets, net	—	—	—	252	1,324	8,464	—	10,040
Equity method investments, including note receivable	—	96	—	23	316	580	—	1,015
Other noncurrent assets, including property and equipment, net	—	27	20	548	690	424	(20)	1,689
Total assets	$8,118	$13,756	$(5,379)	$12,140	$9,253	$14,141	$(19,117)	$32,912
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$—	$1,612	$31	$10	$—	$1,653
Other current liabilities	—	68	—	377	1,223	539	—	2,207
Inter-company trade payables, net	—	—	—	—	159	—	(159)	—
Total current liabilities	—	68	—	1,989	1,413	549	(159)	3,860
Noncurrent portion of debt	—	242	—	15,064	485	38	—	15,829
Other noncurrent liabilities	2	72	—	517	584	1,835	(20)	2,990
Total liabilities	2	382	—	17,570	2,482	2,422	(179)	22,679
Redeemable noncontrolling interests	—	—	—	—	414	—	—	414
Equity attributable to Discovery, Inc.	8,116	13,374	(5,379)	(5,430)	6,357	11,719	(20,641)	8,116
Noncontrolling interests	—	—	—	—	—	—	1,703	1,703
Total equity	8,116	13,374	(5,379)	(5,430)	6,357	11,719	(18,938)	9,819
Total liabilities and equity	$8,118	$13,756	$(5,379)	$12,140	$9,253	$14,141	$(19,117)	$32,912
* Negative balances represent permanent advances from subsidiaries.

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$487	$1,267	$853	$(15)	$2,592
Costs of revenues, excluding depreciation and amortization	—	—	—	118	542	284	(10)	934
Selling, general and administrative	5	—	—	119	386	162	(5)	667
Depreciation and amortization	—	1	—	13	87	297	—	398
Restructuring and other charges	(1)	—	—	56	87	80	2	224
Total costs and expenses	4	1	—	306	1,102	823	(13)	2,223
Operating (loss) income	(4)	(1)	—	181	165	30	(2)	369
Equity in earnings of subsidiaries	121	12	102	127	—	68	(430)	—
Interest (expense) income, net	—	(2)	—	(180)	(4)	1	—	(185)
Income from equity investees, net	—	—	—	2	1	6	—	9
Other income (expense), net	—	8	—	(14)	(8)	(2)	1	(15)
Income before income taxes	117	17	102	116	154	103	(431)	178
Income tax expense	—	—	—	(14)	(22)	(7)	—	(43)
Net income	117	17	102	102	132	96	(431)	135
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Net income available to Discovery, Inc.	$117	$17	$102	$102	$132	$96	$(449)	$117

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$493	$1,160	$—	$(2)	$1,651
Costs of revenues, excluding depreciation and amortization	—	—	126	546	—	(2)	670
Selling, general and administrative	39	—	99	319	—	—	457
Depreciation and amortization	—	—	11	69	—	—	80
Restructuring and other charges	—	—	2	9	—	—	11
Total costs and expenses	39	—	238	943	—	(2)	1,218
Operating (loss) income	(39)	—	255	217	—	—	433
Equity in earnings of subsidiaries	252	252	243	—	168	(915)	—
Interest expense	—	—	(130)	(6)	—	—	(136)
Loss from equity investees, net	—	—	—	(27)	—	—	(27)
Other (expense) income, net	—	—	(119)	13	—	—	(106)
Income before income taxes	213	252	249	197	168	(915)	164
Income tax benefit	5	—	3	51	—	—	59
Net income	218	252	252	248	168	(915)	223
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(5)	(5)
Net income available to Discovery, Inc.	$218	$252	$252	$248	$168	$(920)	$218

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$1,481	$4,201	$2,087	$(25)	$7,744
Costs of revenues, excluding depreciation and amortization	—	—	—	332	2,001	668	(12)	2,989
Selling, general and administrative	36	—	—	286	1,239	415	(13)	1,963
Depreciation and amortization	—	1	—	41	280	679	—	1,001
Restructuring and other charges	8	—	—	115	322	207	—	652
Gain on disposition	—	—	—	—	(84)	—	—	(84)
Total costs and expenses	44	1	—	774	3,758	1,969	(25)	6,521
Operating (loss) income	(44)	(1)	—	707	443	118	—	1,223
Equity in earnings of subsidiaries	360	50	327	189	—	218	(1,144)	—
Interest expense, net	—	(6)	—	(525)	(26)	(1)	—	(558)
Income (loss) from equity investees, net	—	—	—	3	(76)	20	—	(53)
Other income (expense), net	—	10	—	35	(86)	(43)	—	(84)
Income before income taxes	316	53	327	409	255	312	(1,144)	528
Income tax benefit (expense)	9	—	—	(82)	(50)	(23)	—	(146)
Net income	325	53	327	327	205	289	(1,144)	382
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(41)	(41)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Net income available to Discovery, Inc.	$325	$53	$327	$327	$205	$289	$(1,201)	$325

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,509	$3,509	$—	$(9)	$5,009
Costs of revenues, excluding depreciation and amortization	—	—	346	1,567	—	(2)	1,911
Selling, general and administrative	48	—	229	991	—	(7)	1,261
Depreciation and amortization	—	—	34	206	—	—	240
Restructuring and other charges	—	—	21	22	—	—	43
Loss on disposition	—	—	—	4	—	—	4
Total costs and expenses	48	—	630	2,790	—	(9)	3,459
Operating (loss) income	(48)	—	879	719	—	—	1,550
Equity in earnings of subsidiaries	846	846	628	—	564	(2,884)	—
Interest expense	—	—	(299)	(19)	—	—	(318)
Loss on extinguishment of debt	—	—	(54)	—	—	—	(54)
Income (loss) from equity investees, net	—	—	1	(123)	—	—	(122)
Other (expense) income, net	—	—	(208)	65	—	—	(143)
Income before income taxes	798	846	947	642	564	(2,884)	913
Income tax benefit (expense)	9	—	(101)	3	—	—	(89)
Net income	807	846	846	645	564	(2,884)	824
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(17)	(17)
Net income available to Discovery, Inc.	$807	$846	$846	$645	$564	$(2,901)	$807

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$117	$17	$102	$102	$132	$96	$(431)	$135
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	34	23	11	11	13	30	(88)	34
Derivatives	(8)	—	(8)	(8)	(8)	(5)	29	(8)
Comprehensive income	143	40	105	105	137	121	(490)	161
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Comprehensive income attributable to redeemable noncontrolling interests	1	—	1	1	1	1	(9)	(4)
Comprehensive income attributable to Discovery, Inc.	$144	$40	$106	$106	$138	$122	$(512)	$144

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$218	$252	$252	$248	$168	$(915)	$223
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	33	33	33	37	22	(125)	33
Available-for-sale securities	10	10	10	10	6	(36)	10
Derivatives	(12)	(12)	(12)	(1)	(8)	33	(12)
Comprehensive income	249	283	283	294	188	(1,043)	254
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	(5)	(5)
Comprehensive income attributable to Discovery, Inc.	$249	$283	$283	$294	$188	$(1,048)	$249

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$325	$53	$327	$327	$205	$289	$(1,144)	$382
Other comprehensive (loss) income adjustments, net of tax:
Currency translation	(169)	(154)	(15)	(15)	(28)	(164)	376	(169)
Derivatives	16	—	16	16	16	11	(59)	16
Comprehensive income (loss)	172	(101)	328	328	193	136	(827)	229
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(41)	(41)
Comprehensive income attributable to redeemable noncontrolling interests	1	—	1	1	1	1	(20)	(15)
Comprehensive income (loss) attributable to Discovery, Inc.	$173	$(101)	$329	$329	$194	$137	$(888)	$173

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$807	$846	$846	$645	$564	$(2,884)	$824
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	192	192	192	196	128	(708)	192
Available-for-sale securities	14	14	14	14	9	(51)	14
Derivatives	(29)	(29)	(29)	(19)	(19)	96	(29)
Comprehensive income	984	1,023	1,023	836	682	(3,547)	1,001
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	(13)	(18)
Comprehensive income attributable to Discovery, Inc.	$983	$1,022	$1,022	$835	$681	$(3,560)	$983

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018 (in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(68)	$(39)	$1	$(20)	$1,005	$768	$—	$1,647
Investing Activities
Purchases of property and equipment	—	—	—	(16)	(68)	(22)	—	(106)
(Payments for) proceeds from investments, net	—	—	—	(10)	(54)	8	—	(56)
Business acquisition, net of cash acquired	(8,714)	54	—	—	—	95	—	(8,565)
Proceeds from dispositions, net of cash disposed	—	—	—	—	107	—	—	107
Proceeds from sale of assets previously held for sale	—	—	—	—	68	—	—	68
Payments for derivative instruments	—	—	—	—	(3)	—	—	(3)
Distribution from equity method investee	—	—	—	—	1	—	—	1
Inter-company distributions (payments), and other investing activities, net	—	8	—	8	3	(6)	(8)	5
Cash (used in) provided by investing activities	(8,714)	62	—	(18)	54	75	(8)	(8,549)
Financing Activities
Commercial paper borrowings, net	—	—	—	293	—	—	—	293
Principal repayments of revolving credit facility	—	—	—	—	(100)	—	—	(100)
Borrowings under term loan facilities	—	—	—	2,000	—	—	—	2,000
Principal repayments of term loans	—	—	—	(2,000)	—	—	—	(2,000)
Principal repayments of capital lease obligations	—	—	—	(6)	(22)	(9)	—	(37)
Distributions to noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	(22)	(37)	—	(59)
Share-based plan proceeds, net	44	—	—	—	—	—	—	44
Borrowings under program financing line of credit	—	—	—	23	—	—	—	23
Inter-company contributions (distributions) and other financing activities, net	8,738	20	(1)	(7,032)	(1,059)	(690)	8	(16)
Cash provided by (used in) financing activities	8,782	20	(1)	(6,722)	(1,203)	(736)	8	148
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$—	$—	$(18)	$(6)	$—	$(24)
Net change in cash and cash equivalents	—	43	—	(6,760)	(162)	101	—	(6,778)
Cash and cash equivalents, beginning of period	—	—	—	6,800	509	—	—	7,309
Cash and cash equivalents, end of period	$—	$43	$—	$40	$347	$101	$—	$531

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(in millions)

	Discovery		DCH		DCL		Non-Guarantor Subsidiaries of DCL		Other Non- Guarantor Subsidiaries of Discovery		Reclassifications and Eliminations		Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$8		$(9)		$340		$828		$—		$—		$1,167
Investing Activities
Payments for investments, net	—		—		(12)		(375)		—		—		(387)
Purchases of property and equipment	—		—		(39)		(64)		—		—		(103)
Distributions from equity method investees	—		—		—		38		—		—		38
Business acquisitions, net of cash acquired	—		—		—		(4)		—		—		(4)
Proceeds from dispositions, net of cash disposed	—		—		—		29		—		—		29
(Payments for) proceeds from derivative instruments, net	—		—		(110)		11		—		—		(99)
Inter-company distributions	—		—		30		—		—		(30)		—
Other investing activities, net	—		—		—		3		—		—		3
Cash used in investing activities	—		—		(131)		(362)		—		(30)		(523)
Financing Activities
Commercial paper repayments, net	—		—		(48)		—		—		—		(48)
Borrowings under revolving credit facility	—		—		350		—		—		—		350
Principal repayments of revolving credit facility	—		—		(475)		—		—		—		(475)
Borrowings from debt, net of discount and including premiums	—		—		7,488		—		—		—		7,488
Principal repayments of debt, including discount payment and premiums to par value	—		—		(650)		—		—		—		(650)
Payments for bridge financing commitment fees	—		—		(40)		—		—		—		(40)
Principal repayments of capital lease obligations	—		—		(5)		(21)		—		—		(26)
Repurchases of stock	(603)		—		—		—		—		—		(603)
Cash settlement of common stock repurchase contracts	58		—		—		—		—		—		58
Distributions to noncontrolling interests and redeemable noncontrolling interests	—		—		—		(22)		—		—		(22)
Share-based plan proceeds, net	15		—		—		—		—		—		15
Inter-company contributions (distributions) and other financing activities, net	522	—	9	—	(263)	—	(362)	—	—	—	30	—	(64)
Cash (used in) provided by financing activities	(8)		9		6,357		(405)		—		30		5,983
Effect of exchange rate changes on cash and cash equivalents	—		—		—		67		—		—		67
Net change in cash and cash equivalents	—		—		6,566		128		—		—		6,694
Cash and cash equivalents, beginning of period	—		—		20		280		—		—		300
Cash and cash equivalents, end of period	$—		$—		$6,586		$408		$—		$—		$6,994

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
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, FTA and broadcast television, authenticated GO applications, digital distribution arrangements and content licensing agreements. Our portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Food Network, HGTV, Investigation Discovery ("ID"), Velocity (known as Turbo outside of the U.S.), and Eurosport, a leading sports entertainment pay-TV programmer across Europe and Asia. We operate a production studio, and prior to the sale of the Education Business on April 30, 2018, we sold curriculum-based education products and services (See Note 2 to the accompanying consolidated financial statements.)
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
U.S. Networks
U.S. Networks generated revenues of $4.6 billion and Adjusted OIBDA of $2.5 billion during the nine months ended September 30, 2018, which represented 60% and 86% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment owns and operates 17 national television networks, including fully distributed television networks such as Discovery Channel, TLC, Food Network, HGTV and Animal Planet.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which include cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from distributors for licensed content, referred to as other distribution revenue; fees from advertising sold on our television networks and digital content offerings, which include our authenticated GO applications; fees from providing sales representation and network distribution services; and revenue from licensing our brands for consumer products.
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. We provide authenticated U.S. TV Everywhere products that are available to certain subscribers and connect viewers through mobile platform applications with live and on-demand access to award-winning shows and series from 17 U.S. networks in the Discovery portfolio: Food Network, HGTV, Discovery Channel, TLC, Animal Planet, ID, Travel Channel, the Oprah Winfrey Network ("OWN"), Discovery Family, Velocity, Science Channel, Cooking Channel, DIY Network, Great American Country, American Heroes Channel, Destination America and Discovery Life.
Advertising revenue is generated across multiple platforms and is based on the price received for available advertising spots and is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a portfolio of channels and leverage multiple platforms to connect advertisers to target audiences. In the U.S., advertising time is sold in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for upcoming seasons and, by committing to purchase in advance, lock in the advertising rates they will pay for the upcoming year. Many upfront advertising commitments include options whereby advertisers may reduce purchase commitments. In the scatter market, advertisers buy advertising closer to the time when the commercials will be run, which often results in a pricing premium compared to the upfront rates and can be volatile. The mix of upfront and scatter market advertising time sold is based upon the economic conditions at the time that upfront sales take place, impacting the sell-out levels management is willing or able to obtain. The demand in the scatter market then impacts the pricing achieved for our remaining advertising inventory.
During the nine months ended September 30, 2018, distribution, advertising and other revenues were 39%, 59% and 2%, respectively, of total revenues for this segment.
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
International Networks
International Networks generated revenues of $3.1 billion and Adjusted OIBDA of $727 million during the nine months ended September 30, 2018, which represented 40% and 25% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks and brands that are delivered across multiple distribution platforms.
This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Food Network, HGTV, Animal Planet, TLC, ID, Science Channel and Turbo (known as Velocity in the U.S.), along with brands exclusive to International Networks, including Eurosport, Real Time, DMAX and Discovery Kids. As of September 30, 2018, International Networks operated more than 400 unique distribution feeds in more than 45 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA networks in Europe and the Middle East and broadcast networks in Poland, Denmark, Norway and Sweden, and continues to pursue further international expansion. FTA networks generate a significant portion of International Networks' revenue. The penetration and growth rates of television services vary across countries and territories depending on numerous factors including the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks has a large international distribution platform for its 72 networks, with as many as 14 networks distributed in any particular country or territory across approximately 220 countries and territories around the world. International Networks pursues distribution across all television and other delivery platforms based on the specific dynamics of local markets and relevant commercial agreements.

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
During the nine months ended September 30, 2018, distribution, advertising and other revenues were 52%, 40% and 8%, respectively, of total net revenues for this segment. For the nine months ended September 30, 2018, FTA or broadcast networks generated 62% of International Networks' advertising revenue and pay-TV networks generated 38% of International Networks' advertising revenue.
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

Education and Other
Education and Other generated revenues of $52 million during the nine months ended September 30, 2018, which represented less than 1% of our consolidated revenues.
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

RESULTS OF OPERATIONS
The discussion below compares our actual and pro forma combined results for the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017, respectively, as if the OWN and MTG transactions and the acquisition of Scripps Networks ("the Transactions") occurred on January 1, 2017. Management believes reviewing our actual operating results in addition to combined pro forma results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our combined U.S. Networks, International Networks and Corporate and Inter-Segment Eliminations pro forma information is based on the historical operating results of the respective businesses as applicable to each segment and includes adjustments directly attributable to the Transactions as if they had occurred on January 1, 2017, such as:

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
Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the acquired businesses since January 1, 2017 and should not be taken as indicative of the Company's future consolidated results of operations.
Actual amounts for the three and nine months ended September 30, 2018 include the results of operations for the Discovery and Scripps Networks, OWN and MTG businesses for the period since each respective transaction. Scripps Networks was acquired on March 6, 2018, OWN was consolidated on November 30, 2017 and MTG was consolidated on September 25, 2017.

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,
	2018			2017
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
							$	%	$	%
Revenues:
Distribution	$1,152	$1	$1,153	$881	$270	$1,151	$271	31%	$2	—%
Advertising	1,365	—	1,365	705	623	1,328	660	94%	37	3%
Other	75	—	75	65	38	103	10	15%	(28)	(27)%
Total revenues	2,592	1	2,593	1,651	931	2,582	941	57%	11	—%
Costs of revenues, excluding depreciation and amortization	934	(1)	933	670	366	1,036	264	39%	(103)	(10)%
Selling, general and administrative	667	3	670	457	189	646	210	46%	24	4%
Depreciation and amortization	398	(70)	328	80	311	391	318	NM	(63)	(16)%
Restructuring and other charges	224	—	224	11	—	11	213	NM	213	NM
Total costs and expenses	2,223	(68)	2,155	1,218	866	2,084	1,005	83%	71	3%
Operating income	369	69	438	433	65	498	(64)	(15)%	(60)	(12)%
Interest expense, net	(185)			(136)			(49)	(36)%
Income (loss) from equity investees, net	9			(27)			36	NM
Other expense, net	(15)			(106)			91	86%
Income before income taxes	178			164			14	9%
Income tax (expense) benefit	(43)			59			(102)	NM
Net income	135			223			(88)	(39)%
Net income attributable to noncontrolling interests	(13)			—			(13)	NM
Net income attributable to redeemable noncontrolling interests	(5)			(5)			—	—%
Net income available to Discovery, Inc.	$117			$218			$(101)	(46)%
NM - Not meaningful

	Nine Months Ended September 30,
	2018			2017
	Actual	Pro Forma Adjustments (a)	Pro Forma Combined	Actual	Pro Forma Adjustments (a)	Pro Forma Combined	Actual Change		Pro Forma Combined Change
							$	%	$	%
Revenues:
Distribution	$3,389	$178	$3,567	$2,593	$825	$3,418	$796	31%	$149	4%
Advertising	3,940	426	4,366	2,197	1,980	4,177	1,743	79%	189	5%
Other	415	19	434	219	106	325	196	89%	109	34%
Total revenues	7,744	623	8,367	5,009	2,911	7,920	2,735	55%	447	6%
Costs of revenues, excluding depreciation and amortization	2,989	204	3,193	1,911	1,008	2,919	1,078	56%	274	9%
Selling, general and administrative	1,963	133	2,096	1,261	714	1,975	702	56%	121	6%
Depreciation and amortization	1,001	(6)	995	240	933	1,173	761	NM	(178)	(15)%
Restructuring and other charges	652	10	662	43	—	43	609	NM	619	NM
(Gain) loss on disposition	(84)	—	(84)	4	—	4	(88)	NM	(88)	NM
Total costs and expenses	6,521	341	6,862	3,459	2,655	6,114	3,062	89%	748	12%
Operating income	1,223	282	1,505	1,550	256	1,806	(327)	(21)%	$(301)	(17)%
Interest expense, net	(558)			(318)			(240)	(75)%
Loss on extinguishment of debt	—			(54)			54	NM
Loss from equity investees, net	(53)			(122)			69	57%
Other expense, net	(84)			(143)			59	41%
Income before income taxes	528			913			(385)	(42)%
Income tax expense	(146)			(89)			(57)	(64)%
Net income	382			824			(442)	(54)%
Net income attributable to noncontrolling interests	(41)			—			(41)	NM
Net income attributable to redeemable noncontrolling interests	(16)			(17)			1	6%
Net income available to Discovery, Inc.	$325			$807			$(482)	(60)%
(a) Certain updates were made to previously disclosed pro forma adjustments as a result of further information identified after May 10, 2018, the date our March 31, 2018 quarterly report on Form 10-Q was filed. These changes impact the costs of revenue, depreciation and amortization, and restructuring and other charges line items. The pro forma adjustments disclosed above are inclusive of these updates and therefore may not reconcile to previously disclosed amounts.
Revenues
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from SVOD content licensing and other emerging forms of digital distribution. Distribution revenue increased 31% for the three and nine months ended September 30, 2018, primarily due to the impact of the Transactions. Excluding the impact of the Transactions and foreign currency fluctuations, distribution revenue increased 2% and 4% for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018, the increase was a result of an increase of 5% at International Networks, partially offset by a decrease of 2% at U.S. Networks. For the nine months ended September 30, 2018, the increase was a result of an increase of 7% at International Networks. On a pro forma combined basis, distribution revenue was consistent with the prior period for the three months ended September 30, 2018 and increased 4% for the nine months ended September 30, 2018. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, distribution revenue increased 2% and 3% for the three and nine months ended September 30, 2018, respectively. The increase for the three months ended September 30, 2018 was driven by an increase of 3% at International Networks. The increase for the nine months ended September 30, 2018 was a result of increases of 1% at U.S. Networks and 6% at International Networks.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix in sales of commercial time between the upfront and scatter markets and economic conditions. These factors impact the pricing and volume of our advertising inventory. Advertising revenue increased 94% and 79% for the three and nine months ended September 30, 2018, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions and foreign currency fluctuations, advertising revenue increased 4% for the three and nine months ended September 30, 2018. The increase for the three months ended September 30, 2018 was a result of an increase of 8% at U.S. Networks. The increase for the nine months ended September 30, 2018 was a result of increases of 4% at both U.S. Networks and International Networks. On a pro forma combined basis, advertising revenue increased 3% and 5% for the three and nine months ended September 30, 2018, respectively. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, advertising revenue increased 4% and 3% for the three and nine months ended September 30, 2018, respectively. The increase for the three months ended September 30, 2018 was a result of an increase of 5% at U.S. Networks. The increase for the nine months ended September 30, 2018 was a result of increases of 3% at U.S. Networks and 5% at International Networks.
Other revenue increased $10 million and $196 million for the three and nine months ended September 30, 2018, respectively, partially due to the impact of the Transactions. Excluding the impact of the Transactions and foreign currency fluctuations, other revenue decreased $35 million for the three months ended September 30, 2018 and increased $78 million for the nine months ended September 30, 2018. The decrease for the three months ended September 30, 2018 was a result of decreases of $29 million at Education and Other and $4 million at U.S. Networks. The increase for the nine months ended September 30, 2018 was a result of an increase of $156 million at International Networks, partially offset by decreases of $64 million at Education and Other and $13 million at U.S. Networks. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, other revenue decreased $28 million and increased $100 million for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018, the decrease was the result of decreases of $29 million at Education and Other and $4 million at International Networks, partially offset by an increase of $6 million at U.S. Networks. For the nine months ended September 30, 2018, the increase was the result of an increase of $160 million at International Networks, partially offset by a decrease of $64 million at Education and Other.
Revenue for our segments is discussed separately below under the heading “Segment Results of Operations.”
Costs of Revenues
Costs of revenues increased 39% and 56% for the three and nine months ended September 30, 2018, respectively. The Company's principal component of costs of revenues is content expense. Content expense includes television series, television specials, films, sporting events and digital products. The costs of producing a content asset and bringing that asset to market consist of film costs, participation costs, exploitation costs and manufacturing costs. Content rights expense excluding the impact of foreign currency fluctuations was $708 million and $487 million for the three months ended September 30, 2018 and 2017, respectively, and $2.2 billion and $1.4 billion for the nine months ended September 30, 2018 and 2017, respectively. Excluding the impact of the Transactions and foreign currency fluctuations, costs of revenue decreased 7% for the three months ended September 30, 2018 and increased 11% for the nine months ended September 30, 2018. For the three months ended September 30, 2018, the decrease was primarily due to decreases of 4% at U.S. Networks and 6% at International Networks. For the nine months ended September 30, 2018, the increase was a result of an increase of 20% at International Networks. Excluding the impact of foreign currency fluctuations and on a pro forma basis, costs of revenues decreased 8% and increased 8% for the three and nine months ended September 30, 2018, respectively. The decrease for the three months ended September 30, 2018 was a result of decreases of 6% at U.S. Networks and 7% at International Networks. The increase for the nine months ended September 30, 2018, is due to an increase of 18% at International Networks. On a pro forma basis and excluding the impacts of foreign currency, content expense was $708 million and $777 million for the three months ended September 30, 2018 and 2017, respectively, and $2.3 billion and $2.2 billion for the nine months ended September 30, 2018 and 2017, respectively.

Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Selling, general and administrative expenses increased 46% and 56% for the three and nine months ended September 30, 2018, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, directly related third-party transaction and planned integration costs and foreign currency fluctuations, selling, general and administrative expenses increased 11% and 8% for the three and nine months ended September 30, 2018, respectively. The increase for the three months ended September 30, 2018 is a result of increases of 4% at International Networks and 20% at Corporate, partially offset by a decrease of 85% at Education and Other. The increase for the nine months ended September 30, 2018 is primarily due to increases of 8% at International Networks, and 11% at Corporate, partially offset by decreases of 55% at Education and Other. On a pro forma combined basis, selling, general and administrative expenses increased 4% and 6% for the three and nine months ended September 30, 2018, respectively. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, selling, general and administrative expenses increased 5% and 4% for the three and nine months ended September 30, 2018, respectively. The increase for the three months ended September 30, 2018 was primarily due to increases in mark-to-market share-based compensation, partially offset by decreases in Scripps Networks integration and transaction costs and a decrease of 4% at U.S. Networks. The increase for the nine months ended September 30, 2018 was primarily a result of Scripps Networks integration and transaction costs and increases in mark-to-market share-based compensation as well as an increase in other selling, general, and administrative expenses of 2% at International Networks, partially offset by decreases of 2% at U.S. Networks and 1% at Corporate.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased $318 million and $761 million for the three and nine months ended September 30, 2018, respectively, primarily due to the impact of the Transactions. On a pro forma combined basis, depreciation and amortization expense decreased $63 million and $178 million for the three and nine months ended September 30, 2018, primarily due to pro forma amortization in 2017 related to the ad revenue backlog intangible, which has a one-year useful life and was therefore fully amortized on a pro forma basis in 2017.
During the nine months ended September 30, 2018, an impairment loss of $12 million was recorded upon the reclassification of the Company's Silver Spring headquarters to assets held for sale. The impairment loss is reflected as a component of depreciation and amortization. (See Note 18 to the accompanying consolidated financial statements.)
Restructuring and Other Charges
Restructuring and other charges increased $213 million and $609 million for the three and nine months ended September 30, 2018, respectively, primarily as a result of involuntary severance actions associated with the integration of Scripps Networks, content impairments associated with changes in programming strategies, costs associated with the termination of long-term programming arrangements, and lease exit costs. (See Note 20 to the accompanying consolidated financial statements.) On a pro forma combined basis, restructuring and other charges increased $213 million and $619 million for the three and nine months ended September 30, 2018, respectively. We expect to incur additional restructuring and integration expenses related to employee and contract terminations, relocation from the Company's Silver Spring headquarters to New York City, and content costs.
(Gain) Loss on Disposition
We recorded an $84 million gain during the nine months ended September 30, 2018 due to the sale of a controlling stake of the Education Business on April 30, 2018, compared with a loss of $4 million for the nine months ended September 30, 2017 due to the disposition of the Raw and Betty production studios. (See Note 2 to the accompanying financial statements.)
Interest Expense
Interest expense increased $49 million and $240 million for the three and nine months ended September 30, 2018, respectively, primarily due to interest accrued on the senior notes issued on September 21, 2017 and term loans outstanding from March 6, 2018 through September 30, 2018. The senior notes and term loans were used to effect the acquisition of Scripps Networks. (See Note 6 to the accompanying consolidated financial statements.)
Income (loss) from equity investees, net
We reported income from our equity method investees of $9 million for the three months ended September 30, 2018 versus a loss of $27 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018 losses decreased to $53 million from $122 million for the preceding year. The improvement was primarily due to a reduction in losses from investments in limited liability companies that sponsor renewable energy projects related to solar energy, and to a lesser extent inclusion of equity earnings as a result of the acquisition of Scripps Networks, partially offset by the absence of earnings from the Company's equity method investment in OWN. Additionally, the decrease in losses for the nine months ended September 30, 2018 was partially offset by impairments of $24 million recorded in the first half of the year. (See Note 3 to the accompanying consolidated financial statements.)
Other Expense, net
The table below presents the details of other expense, net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency losses, net	$(8)	$(27)	$(59)	$(62)
Gain (loss) on derivative instruments, net	1	(77)	11	(79)
Change in the value of common stock investments with readily determinable fair value	(1)	—	(44)	—
Interest income	—	—	15	—
Other expense, net	(7)	(2)	(7)	(2)
Total other expense, net	$(15)	$(106)	$(84)	$(143)
Total other expense, net decreased $91 million and $59 million for the three and nine months ended September 30, 2018, respectively. We recorded gains on derivative instruments for the three and nine months ended September 30, 2018 compared to losses for the three and nine months ended September 30, 2017, primarily due to losses of $98 million recorded during the three months ended September 30, 2017 on interest rate contracts used to economically hedge the pricing for the issuance of a portion of the dollar-denominated senior notes on September 21, 2017. Changes in foreign currency losses for the three and nine months ended September 30, 2018 mostly related to significant changes in net monetary asset balances associated with the the British Pound and the addition of monetary assets and liabilities associated with the Polish Zloty following the acquisition of Scripps Networks. For the nine months ended September 30, 2018 we recorded losses on equity investments with readily determinable fair values of $44 million due to the adoption of the recognition and measurement of financial instruments guidance on January 1, 2018, which requires the Company to record gains and losses on equity investments with readily determinable fair values in other expense, net. Previously, unrealized gains and losses were recorded in other comprehensive income. The losses were partially offset by interest income of $15 million generated from the Company's short-term investment of a portion of the proceeds of the Company's $6.8 billion in senior notes issued to fund the acquisition of Scripps Networks prior to the acquisition date. (See Note 1 and Note 3 to the accompanying consolidated financial statements.)

Income Tax Expense
The following tables reconcile the U.S. federal statutory income tax rate to the Company's effective income tax rate.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
U.S. federal statutory income tax provision	$37	21%	$58	35%	$111	21%	$320	35%
State and local income taxes, net of federal tax benefit	10	5%	2	2%	15	3%	14	2%
Effect of foreign operations	(5)	(3)%	(34)	(21)%	10	2%	(72)	(8)%
Domestic production activity deductions	—	—%	(9)	(5)%	—	—%	(31)	(4)%
Change in uncertain tax positions	3	2%	—	—%	29	5%	1	—%
Renewable energy investments tax credits (See Note 3)	(1)	—%	(82)	(50)%	(3)	(1)%	(148)	(16)%
U.S. legislative changes	1	—%	—	—%	(18)	(3)%	—	—%
Noncontrolling interest adjustment	(3)	(2)%	—	—%	(7)	(1)%	—	—%
Preferred stock modification	—	—%	9	5%	—	—%	9	1%
Transaction costs	2	1%	—	—%	9	2%	—	—%
Other, net	(1)	—%	(3)	(2)%	—	—%	(4)	—%
Income tax expense	$43	24%	$(59)	(36)%	$146	28%	$89	10%
The increase in income tax expense for the three months ended September 30, 2018 was primarily attributable to a reduction in benefits from investment tax credits from our renewable energy investments and the effect of foreign operations partially offset by the impact of the TCJA, which revised the U.S. corporate income tax rate from 35% to 21%. The effect of foreign operations during the three months ended September 30, 2018 includes a benefit recorded for additional foreign tax credit utilization. The increase in income tax expense for the nine months ended September 30, 2018 was primarily attributable to a reduction in benefits from investment tax credits from our renewable energy investments, the effect of foreign operations and provisions for uncertain tax positions, partially offset by the impact of the decrease in income, the TCJA, and a discrete tax benefit from U.S. legislative changes that extended the accelerated deduction of qualified film productions. The increase in the effect of foreign operations for the nine months ended September 30, 2018 was primarily due to the impact of withholding taxes based on revenue. The effective tax rates were 24% and 28% for the three and nine months ended September 30, 2018, respectively. The effective income tax benefit was 36% and expense was 10% for the three and nine months ended September 30, 2017, respectively.
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

Additional financial information for our reportable segments is set forth in Note 19 to the accompanying consolidated financial statements.
The tables below present the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended September 30,
	2018	2017	% Change
Revenues:
U.S. Networks	$1,674	$823	NM
International Networks	916	796	15%
Education and Other	3	32	(91)%
Corporate and inter-segment eliminations	(1)	—	NM
Total revenues	2,592	1,651	57%
Costs of revenues, excluding depreciation and amortization	(934)	(670)	(39)%
Selling, general and administrative (a)	(614)	(406)	(51)%
Adjusted OIBDA	$1,044	$575	82%

	Nine Months Ended September 30,
	2018	2017	% Change
Revenues:
U.S. Networks	$4,628	$2,542	82%
International Networks	3,065	2,354	30%
Education and Other	52	113	(54)%
Corporate and inter-segment eliminations	(1)	—	NM
Total revenues	7,744	5,009	55%
Costs of revenues, excluding depreciation and amortization	(2,989)	(1,911)	(56)%
Selling, general and administrative (a)	(1,800)	(1,203)	(50)%
Adjusted OIBDA	$2,955	$1,895	56%

(a) Selling, general and administrative expenses exclude mark-to-market share-based compensation and third-party transaction costs directly related to the acquisition of Scripps Networks and integration costs.

The tables below present our reconciliation of consolidated net income available to Discovery, Inc. to total Adjusted OIBDA and Adjusted OIBDA by segment (in millions).

	Three Months Ended September 30,
	2018	2017	% Change
Net income available to Discovery, Inc.	$117	$218	(46)%
Net income attributable to redeemable noncontrolling interests	5	5	—%
Net income attributable to noncontrolling interests	13	—	NM
Income tax expense (benefit)	43	(59)	NM
Other expense, net	15	106	(86)%
(Income) loss from equity investees, net	(9)	27	NM
Interest expense	185	136	36%
Operating income	369	433	(15)%
Restructuring and other charges	224	11	NM
Depreciation and amortization	398	80	NM
Mark-to-market share-based compensation	27	(11)	NM
Scripps Networks transaction and integration costs	26	62	(58)%
Total Adjusted OIBDA	$1,044	$575	82%

Adjusted OIBDA
U.S. Networks	$901	$480	88%
International Networks	254	180	41%
Education and Other	—	—	—%
Corporate and inter-segment eliminations	(111)	(85)	(31)%
Total Adjusted OIBDA	$1,044	$575	82%

	Nine Months Ended September 30,
	2018	2017	% Change
Net income available to Discovery, Inc.	$325	$807	(60)%
Net income attributable to redeemable noncontrolling interests	16	17	(6)%
Net income attributable to noncontrolling interests	41	—	NM
Income tax expense	146	89	64%
Other expense, net	84	143	(41)%
Loss from equity investees, net	53	122	(57)%
Loss on extinguishment of debt	—	54	NM
Interest expense	558	318	75%
Operating income	1,223	1,550	(21)%
Restructuring and other charges	652	43	NM
Depreciation and amortization	1,001	240	NM
Mark-to-market share-based compensation	56	(4)	NM
Scripps Networks transaction and integration costs	107	62	73%
(Gain) loss on disposition	(84)	4	NM
Total Adjusted OIBDA	$2,955	$1,895	56%

Adjusted OIBDA
U.S. Networks	$2,536	$1,548	64%
International Networks	727	610	19%
Education and Other	3	(1)	NM
Corporate and inter-segment eliminations	(311)	(262)	(19)%
Total Adjusted OIBDA	$2,955	$1,895	56%

U.S. Networks
The tables below present, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,
	2018			2017
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
Revenues:							$	%	$	%
Distribution	$644	$1	$645	$402	$240	$642	$242	60%	$3	—%
Advertising	991	(1)	990	407	534	941	584	NM	49	5%
Other	39	1	40	14	20	34	25	NM	6	18%
Total revenues	1,674	1	1,675	823	794	1,617	851	NM	58	4%
Costs of revenues, excluding depreciation and amortization	(486)	—	(486)	(226)	(292)	(518)	(260)	NM	32	6%
Selling, general and administrative	(287)	—	(287)	(117)	(183)	(300)	(170)	NM	13	4%
Total Adjusted OIBDA	901	1	902	480	319	799	421	88%	103	13%
Depreciation and amortization	(296)	69	(227)	(7)	(284)	(291)	(289)	NM	64	22%
Restructuring and other charges	(206)	—	(206)	(2)	—	(2)	(204)	NM	(204)	NM
Scripps Networks transaction and integration costs	(3)	—	(3)	—	—	—	(3)	NM	(3)	NM
Inter-segment eliminations	3	—	3	(2)	6	4	5	NM	(1)	(25)%
Operating income	$399	$70	$469	$469	$41	$510	$(70)	(15)%	$(41)	(8)%

	Nine Months Ended September 30,
	2018			2017
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
Revenues:							$	%	$	%
Distribution	$1,812	$156	$1,968	$1,210	$740	$1,950	$602	50%	$18	1%
Advertising	2,708	356	3,064	1,284	1,702	2,986	1,424	NM	78	3%
Other	108	7	115	48	63	111	60	NM	4	4%
Total revenues	4,628	519	5,147	2,542	2,505	5,047	2,086	82%	100	2%
Costs of revenues, excluding depreciation and amortization	(1,297)	(152)	(1,449)	(652)	(802)	(1,454)	(645)	(99)%	5	—%
Selling, general and administrative	(795)	(111)	(906)	(342)	(587)	(929)	(453)	NM	23	2%
Total Adjusted OIBDA	2,536	256	2,792	1,548	1,116	2,664	988	64%	128	5%
Mark-to-market share-based compensation	—	—	—	—	2	2	—	—%	(2)	NM
Depreciation and amortization	(691)	25	(666)	(21)	(852)	(873)	(670)	NM	207	24%
Restructuring and other charges	(259)	(6)	(265)	(6)	—	(6)	(253)	NM	(259)	NM
Scripps Networks transaction and integration costs	(7)	—	(7)	—	—	—	(7)	NM	(7)	NM
Inter-segment eliminations	2	4	6	(10)	21	11	12	NM	(5)	(45)%
Operating income	$1,581	$279	$1,860	$1,511	$287	$1,798	$70	5%	$62	3%

Revenues
Distribution revenue increased 60% and 50% for the three and nine months ended September 30, 2018, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, distribution revenue decreased 2% for the three months ended September 30, 2018 due to the timing of content deliveries under SVOD arrangements and was flat for the nine months ended September 30, 2018. On a pro forma combined basis, distribution revenue was consistent with the prior year for the three months ended September 30, 2018 and increased 1% for the nine months ended September 30, 2018, as increases in contractual affiliate rates were offset by a decline in subscribers. The quarter ended September 30, 2018 was further impacted by the timing of content deliveries under SVOD arrangements. On a pro forma combined basis, total portfolio subscribers were 5% lower at September 30, 2018 than September 30, 2017, while subscribers to our fully distributed networks were 2% lower.
Advertising revenue for the three and nine months ended September 30, 2018 increased $584 million and $1.4 billion, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, advertising revenue increased 8% and 4% for the three and nine months ended September 30, 2018, respectively. On a pro forma combined basis, advertising revenue increased 5% and 3% for the three and nine months ended September 30, 2018, respectively. The increases were due to increases in pricing and to a lesser extent volume, as well as the continued monetization of our digital content offerings, partially offset by the impact of audience declines on our linear networks.
Other revenue increased $25 million and $60 million for the three and nine months ended September 30, 2018, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, other revenue decreased $4 million and $13 million for the three and nine months ended September 30, 2018, respectively. On a pro forma combined basis, other revenue increased $6 million and $4 million for the three and nine months ended September 30, 2018, respectively.
Costs of Revenues
Costs of revenues increased $260 million and $645 million for the three and nine months ended September 30, 2018, respectively, primarily due to the impact of the Transactions. Content expense was $409 million and $192 million for the three months ended September 30, 2018 and 2017, respectively, and $1.1 billion and $553 million for the nine months ended September 30, 2018 and 2017, respectively. Excluding the impact of the Transactions, costs of revenues decreased 4% for the three months ended September 30, 2018 and remained consistent with the prior year for the nine months ended September 30, 2018. The decrease for the three months ended September 30, 2018 was due to content synergies following the acquisition of Scripps Networks. For the nine months ended September 30, 2018 decreases in advertising sales commissions were offset by increased spending on content in the prior year that is amortizing in the current period. On a pro forma combined basis, costs of revenues decreased 6% for the three months ended September 30, 2018, primarily due to higher content impairment expense recorded by Scripps Networks during the three months ended September 30, 2017. On a pro forma combined basis, costs of revenues was flat for the nine months ended September 30, 2018, due to the impact of increased spending on content in the prior year that is amortizing in the current period was offset by lower content impairment expense recorded by Scripps Networks during the nine months ended September 30, 2018. Pro forma combined content expense was $409 million and $440 million for the three months ended September 30, 2018 and 2017, respectively, and $1.2 billion and $1.2 billion for the nine months ended September 30, 2018 and 2017, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased $170 million and $453 million for the three and nine months ended September 30, 2018, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, selling, general and administrative expenses were largely unchanged for the three and nine months ended September 30, 2018. On a pro forma combined basis, selling, general and administrative expenses decreased 4% and 2% for the three and nine months ended September 30, 2018, respectively. The decreases were primarily a result of reductions in personnel costs due to restructuring and the integration of Scripps Networks, and to a lesser extent decreased spending on marketing.
Adjusted OIBDA
Adjusted OIBDA increased 88% and 64% for the three and nine months ended September 30, 2018, respectively, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, Adjusted OIBDA increased 6% and 2%, for the three and nine months ended September 30, 2018, respectively. On a pro forma combined basis, Adjusted OIBDA increased 13% and 5% for the three and nine months ended September 30, 2018, respectively. The increases for the three months ended September 30, 2018 were driven by increases in revenues and decreases in costs of revenues and selling, general and administrative expenses. The increases for the nine months ended September 30, 2018 were primarily due to increases in revenues.

International Networks
The following tables present, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,
	2018			2017			Actual Change		Pro Forma Combined Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenues:
Distribution	$508	$—	$508	$479	$30	$509	$29	6%	$(1)	—%
Advertising	374	1	375	298	89	387	76	26%	(12)	(3)%
Other	34	(1)	33	19	18	37	15	79%	(4)	(11)%
Total revenues	916	—	916	796	137	933	120	15%	(17)	(2)%
Costs of revenues, excluding depreciation and amortization	(449)	1	(448)	(433)	(73)	(506)	(16)	(4)%	58	11%
Selling, general and administrative	(213)	(1)	(214)	(183)	(38)	(221)	(30)	(16)%	7	3%
Total Adjusted OIBDA	254	—	254	180	26	206	74	41%	48	23%
Depreciation and amortization	(82)	—	(82)	(56)	(26)	(82)	(26)	(46)%	—	—%
Restructuring and other charges	(16)	—	(16)	(7)	—	(7)	(9)	NM	(9)	NM
Scripps Networks transaction and integration costs	(3)	—	(3)	—	—	—	(3)	NM	(3)	NM
Inter-segment eliminations	(7)	—	(7)	—	(9)	(9)	(7)	NM	2	22%
Operating income	$146	$—	$146	$117	$(9)	$108	$29	25%	$38	35%

	Nine Months Ended September 30,
	2018			2017			Actual Change		Pro Forma Combined Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenues:
Distribution	$1,577	$22	$1,599	$1,383	$85	$1,468	$194	14%	$131	9%
Advertising	1,232	70	1,302	913	278	1,191	319	35%	111	9%
Other	256	12	268	58	43	101	198	NM	167	NM
Total revenues	3,065	104	3,169	2,354	406	2,760	711	30%	409	15%
Costs of revenues, excluding depreciation and amortization	(1,675)	(52)	(1,727)	(1,214)	(205)	(1,419)	(461)	(38)%	(308)	(22)%
Selling, general and administrative	(663)	(27)	(690)	(530)	(107)	(637)	(133)	(25)%	(53)	(8)%
Total Adjusted OIBDA	727	25	752	610	94	704	117	19%	48	7%
Depreciation and amortization	(232)	(19)	(251)	(165)	(79)	(244)	(67)	(41)%	(7)	(3)%
Restructuring and other charges	(262)	(2)	(264)	(28)	—	(28)	(234)	NM	(236)	NM
Scripps Networks transaction and integration costs	(3)	—	(3)	—	—	—	(3)	NM	(3)	NM
Inter-segment eliminations	(13)	(3)	(16)	—	(21)	(21)	(13)	NM	5	24%
Operating income	$217	$1	$218	$417	$(6)	$411	$(200)	(48)%	$(193)	(47)%
Revenues
Distribution revenue increased 6% and 14% for the three and nine months ended September 30, 2018, respectively. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, distribution revenue increased

3% and 7% for the three and nine months ended September 30, 2018, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, distribution revenue increased 3% and 6% for the three and nine months ended September 30, 2018, respectively. The increases were primarily driven by increases in subscribers to our linear networks and digital subscription revenues in Europe, and increases in pricing in Latin America.
Advertising revenue increased 26% and 35% for the three and nine months ended September 30, 2018, respectively. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, advertising revenue was flat for the three months ended September 30, 2018 and increased 4% for the nine months ended September 30, 2018. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, advertising revenue increased 2% and 5% for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018, the impact of favorable pricing was partially offset by viewership declines in Europe. On a year-to-date basis the increases were primarily driven by Olympics revenue in the first quarter and higher pricing in Europe.
Other revenue increased $15 million and $198 million for the three and nine months ended September 30, 2018, respectively. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, other revenue decreased $1 million for the three months ended September 30, 2018 and increased $156 million for the nine months ended September 30, 2018. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, other revenue decreased $4 million and increased $160 million for the three and nine months ended September 30, 2018, respectively. The increase for the nine months ended September 30, 2018 is primarily due to sublicensing of Olympics sports rights to broadcast networks throughout Europe in the first quarter.
Costs of Revenues
Costs of revenues increased 4% and 38% for the three and nine months ended September 30, 2018, respectively. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, costs of revenues decreased 6% and increased 20% for the three and nine months ended September 30, 2018, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, costs of revenues decreased 7% and increased 18% for the three and nine months ended September 30, 2018, respectively. The decreases for the three months ended September 30, 2018 were primarily attributable to content synergies following the acquisition of Scripps Networks. The increases for the nine months ended September 30, 2018 were primarily attributable to spending on the Olympics and sports, partially offset by the impact of the aforementioned content synergies. Content rights expenses, excluding the impact of foreign currency fluctuations, was $298 million and $292 million for the three months ended September 30, 2018 and 2017, respectively, and $1.1 billion and $860 million for the nine months ended September 30, 2018 and 2017, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, content rights expense was $298 million and $334 million for the three months ended September 30, 2018 and 2017, respectively and $1.1 billion and $977 million for the nine months ended September 30, 2018 and 2017, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 16% and 25% for the three and nine months ended September 30, 2018, respectively, mostly due to the impact of the acquisition of Scripps Networks. Excluding foreign currency fluctuations and the impact of the acquisition of Scripps Networks, selling, general and administrative expenses increased 4% for the three months ended September 30, 2018 due to increased personnel spending related to digital distribution offerings and marketing, and was flat on a pro forma combined basis due to cost savings from the integration of Scripps Networks, which offset the aforementioned increases. For the nine months ended September 30, 2018, excluding foreign currency fluctuations and the impact of the acquisition of Scripps Networks, selling, general and administrative expenses increased 8% due to increases in marketing, and on a pro forma combined basis increased 2%. The increases were mostly driven by increased personnel spending related to digital distribution offerings and marketing, and Olympic-related expenses in the first quarter. On a pro forma combined basis, these increases were partially offset by cost savings from the integration of Scripps Networks.
Adjusted OIBDA
Adjusted OIBDA increased 41% and 19% for the three and nine months ended September 30, 2018, respectively, primarily due to the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, Adjusted OIBDA increased 21% for the three months ended September 30, 2018, due to decreases in costs of revenues and increases in revenues, and decreased 1% for the nine months ended September 30, 2018, due to increases in costs of revenues and selling, general and administrative expenses in excess of increases in revenues. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 27% for the three months ended September 30, 2018, due to decreases in costs of revenues and increases in revenues, and increased 5% for the nine months ended September 30, 2018, due to increases in revenues, partially offset by increases in costs of revenues and selling, general and administrative expenses.
Education and Other
The following tables present, for our Education and Other segment, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,
	2018	2017	% Change
Revenues:	$3	$32	(91)%
Costs of revenues, excluding depreciation and amortization	—	(11)	NM
Selling, general and administrative	(3)	(21)	86%
Adjusted OIBDA	—	—	—%
Depreciation and amortization	—	(2)	NM
Restructuring and other charges	—	(2)	NM
Inter-segment eliminations	1	2	(50)%
Operating income	$1	$(2)	NM

	Nine Months Ended September 30,
	2018	2017	% Change
Revenues:	$52	$113	(54)%
Costs of revenues, excluding depreciation and amortization	(17)	(44)	61%
Selling, general and administrative	(32)	(70)	54%
Adjusted OIBDA	3	(1)	NM
Depreciation and amortization	(3)	(4)	25%
Restructuring and other charges	(1)	(3)	67%
Gain (loss) on disposition	84	(4)	NM
Inter-segment eliminations	8	10	(20)%
Operating income	$91	$(2)	NM
Subsequent to the sale of an 88% stake in the Education Business resulting in deconsolidation on April 30, 2018, the Education and Other segment only includes activities associated with inter-company sales of productions for our U.S. Networks segment. Adjusted OIBDA increased $4 million for the nine months ended September 30, 2018, primarily due to reductions in personnel costs within selling, general, and administrative costs, offset by reductions in revenues as a result of the sale of the Education Business.

Corporate and Inter-segment Eliminations
The following tables present our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended September 30,
	2018			2017			Actual Change		Pro Forma Combined Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenues	$(1)	$—	$(1)	$—	$—	$—	$(1)	NM	$(1)	NM
Costs of revenues, excluding depreciation and amortization	1	—	1	—	(1)	(1)	1	NM	2	NM
Selling, general and administrative	(111)	—	(111)	(85)	(24)	(109)	(26)	(31)%	(2)	(2)%
Adjusted OIBDA	(111)	—	(111)	(85)	(25)	(110)	(26)	(31)%	(1)	(1)%
Mark-to-market share-based compensation	(27)	(1)	(28)	11	(4)	7	(38)	NM	(35)	NM
Depreciation and amortization	(20)	1	(19)	(15)	(1)	(16)	(5)	(33)%	(3)	(19)%
Restructuring and other charges	(2)	—	(2)	—	—	—	(2)	NM	(2)	NM
Scripps Networks transaction and integration costs	(20)	—	(20)	(62)	60	(2)	42	68%	(18)	NM
Inter-segment eliminations	3	(1)	2	—	3	3	3	NM	(1)	(33)%
Operating loss	$(177)	$(1)	$(178)	$(151)	$33	$(118)	$(26)	(17)%	$(60)	(51)%

	Nine Months Ended September 30,
	2018			2017			Actual Change		Pro Forma Combined Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenues	$(1)	$—	$(1)	$—	$—	$—	$(1)	NM	$(1)	NM
Costs of revenues, excluding depreciation and amortization	—	—	—	(1)	(1)	(2)	1	NM	2	NM
Selling, general and administrative	(310)	(22)	(332)	(261)	(75)	(336)	(49)	(19)%	4	1%
Adjusted OIBDA	(311)	(22)	(333)	(262)	(76)	(338)	(49)	(19)%	5	1%
Mark-to-market share-based compensation	(56)	(1)	(57)	4	(7)	(3)	(60)	NM	(54)	NM
Depreciation and amortization	(75)	—	(75)	(50)	(2)	(52)	(25)	(50)%	(23)	(44)%
Restructuring and other charges	(130)	(2)	(132)	(6)	—	(6)	(124)	NM	(126)	NM
Scripps Networks transaction and integration costs	(97)	28	(69)	(62)	60	(2)	(35)	(56)%	(67)	NM
Inter-segment eliminations	3	(1)	2	—	—	—	3	NM	2	NM
Operating loss	$(666)	$2	$(664)	$(376)	$(25)	$(401)	$(290)	(77)%	$(263)	(66)%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation and transaction and integration costs related to the acquisition of Scripps Networks.
The Adjusted OIBDA loss increased 31% and 19% for the three and nine months ended September 30, 2018. Excluding the impact of the Transactions and foreign currency fluctuations, the Adjusted OIBDA loss increased 20% and 11% for the three and nine months ended September 30, 2018, due to increases in selling, general and administrative costs driven by increases in technology costs, partially offset by reduced personnel costs following the restructuring. On a pro forma combined basis, the Adjusted OIBDA loss increased 1% and decreased 1% for the three and nine months ended September 30, 2018 respectively. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, the Adjusted OIBDA loss increased

1% for the three months ended September 30, 2018 due to increased technology costs, partially offset by reductions in personnel costs as a result of the integration of Scripps Networks. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, the Adjusted OIBDA loss decreased 2% for the nine months ended September 30, 2018, due to reductions in personnel costs as a result of the integration of Scripps Networks, partially offset by increases in technology costs.
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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, which is a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2018 Baseline Rate”), and the prior year amounts translated at the same 2018 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies. Selling, general and administrative expense, as presented below, excludes mark-to-market based compensation and Scripps Networks transaction and integration costs due to their impact on comparability between periods.
The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended September 30,
	2018	2017	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$1,152	$881	31%	33%
Advertising	1,365	705	94%	96%
Other	75	65	15%	12%
Total revenues	2,592	1,651	57%	59%
Costs of revenues, excluding depreciation and amortization	934	670	39%	43%
Selling, general and administrative	614	406	51%	53%
Adjusted OIBDA	$1,044	$575	82%	82%

	Nine Months Ended September 30,
	2018	2017	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$3,389	$2,593	31%	29%
Advertising	3,940	2,197	79%	76%
Other	415	219	89%	83%
Total revenues	7,744	5,009	55%	52%
Costs of revenues, excluding depreciation and amortization	2,989	1,911	56%	53%
Selling, general and administrative	1,800	1,203	50%	47%
Adjusted OIBDA	$2,955	$1,895	56%	55%

The impact of foreign currency on the comparability of our financial results for International Networks for the three and nine months ended September 30, 2018 is as follows (dollar amounts in millions).

	Three Months Ended September 30,
	2018	2017	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$508	$479	6%	11%
Advertising	374	298	26%	31%
Other	34	19	79%	62%
Total revenues	916	796	15%	19%
Costs of revenues, excluding depreciation and amortization	449	433	4%	9%
Selling, general and administrative	213	183	16%	20%
Adjusted OIBDA	$254	$180	41%	43%

	Nine Months Ended September 30,
	2018	2017	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$1,577	$1,383	14%	12%
Advertising	1,232	913	35%	30%
Other	256	58	NM	NM
Total revenues	3,065	2,354	30%	26%
Costs of revenues, excluding depreciation and amortization	1,675	1,214	38%	33%
Selling, general and administrative	663	530	25%	21%
Adjusted OIBDA	$727	$610	19%	18%

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the nine months ended September 30, 2018, we funded our working capital needs primarily through cash flows from operations. As of September 30, 2018, we had $531 million of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice. Access to sufficient capital from the public market is not assured.

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
Revolving Credit Facility
We have access to a $2.5 billion revolving credit facility, as amended on August 11, 2017. (See Note 6 to the accompanying consolidated financial statements.) Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of September 30, 2018, the Company had outstanding borrowings under the revolving credit facility of $325 million at a weighted average interest rate of 3.43%. The revolving credit facility agreement provides for a maturity date of August 11, 2022 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement, as amended on August 11, 2017, continues to require DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and now requires a consolidated leverage ratio of financial covenant of 5.50 to 1.00, with step-downs to 5.00 to 1.00 in the first year after the closing of the acquisition of Scripps Networks and 4.50 to 1.00 in the second year after the closing. As of September 30, 2018, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Term Loans
On August 11, 2017, DCL entered into a three-year delayed draw tranche and a five-year delayed draw tranche unsecured term loan credit facility (the "Term Loans"), each with a principal amount of up to $1 billion. The term of each delayed draw loan commenced on March 6, 2018 when Discovery used these funds to finance a portion of the acquisition of Scripps Networks. As of September 30, 2018, the Company had used cash from operations and borrowings under the commercial paper program to fully pay off the Term Loan borrowings.

Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1 billion. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit rating assigned to the notes at the time of issuance. As of September 30, 2018, we had $297 million of commercial paper borrowings outstanding with a weighted average interest rate of approximately 2.83%. Borrowings under the commercial paper program reduce the borrowing capacity under the revolving credit facility arrangement referenced above.
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
The Company enters into multi-year lease arrangements for transponders, office space, studio facilities and other equipment. Most leases are not cancelable prior to their expiration. On January 9, 2018, the Company announced plans to relocate its global headquarters from Silver Spring, Maryland ("the Silver Spring property") to New York City in 2019. During the third quarter, the Company entered into a sale-lease back transaction for its Silver Spring property. The lease is classified as an operating lease. As a result of the sale, the Company received net proceeds of $68 million and recognized an impairment loss of $12 million for the nine months ended September 30, 2018 which is reflected in depreciation and amortization on the consolidated statements of operations.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Investments and Business Combinations
Scripps Networks Acquisition
On March 6, 2018, Discovery merged with Scripps Networks pursuant to the Agreement and Plan of Merger by and among Discovery, Scripps Networks and Skylight Merger Sub, Inc., dated July 30, 2017 (the "acquisition of Scripps Networks"). The Company elected to exercise in full the cash top-up option. The acquisition of Scripps Networks consideration consisted of (i) for Scripps Networks shareholders who did not make an election or elected the mixed consideration, $65.82 in cash and 1.0584 shares of Discovery Series C common stock for each Scripps Networks share, (ii) for Scripps Networks shareholders that elected the cash consideration, $90.00 in cash for each Scripps Networks share and (iii) for Scripps Networks shareholders that elected the stock consideration, 3.9392 shares of Discovery Series C common stock for each Scripps Networks share, subject to the terms and conditions set forth in the acquisition of Scripps Networks Agreement.
The consideration for the acquisition of Scripps Networks totaled $12 billion, including cash of $8.8 billion and stock of $3.2 billion based on share prices as of March 6, 2018.
In addition, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025. On April 3, 2018, the Company completed a transaction in which most of Scripps Network outstanding debt was exchanged for DCL senior notes. In connection with that transaction, Scripps Networks Interactive, Inc., a wholly-owned subsidiary of the Company, fully and unconditionally guaranteed the DCL senior notes.
Other Investments
Our uses of cash have included investment in equity method investments and cost method investments. (See Note 3 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. During the nine months ended September 30, 2018, the Company contributed $56 million for investments in and advances to our investees.
Redeemable Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $414 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. (See Note 8 to the accompanying consolidated financial statements.)

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in Note 18 to the accompanying consolidated financial statements.

•	Common Stock Repurchases
The Company's stock repurchase program, which authorized management to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors, expired on October 8, 2017, and we have not repurchased any shares of common stock since then. As of September 30, 2018, the Company had repurchased 3 million and 164 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $6.6 billion, respectively. We have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future, we may also choose to fund stock repurchases through borrowings under our revolving credit facility and future financing transactions. (See Note 9 to the accompanying consolidated financial statements).

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the nine months ended September 30, 2018, we made cash payments of $290 million and $576 million for income taxes and interest on our outstanding debt, respectively.

•	Debt
We have $1.8 billion of outstanding senior notes coming due in 2019. As of September 30, 2018, the Company had paid down $2 billion on the Term Loans using cash from operations and borrowings under the Company's commercial paper program.

•	Restructuring and Other
Our uses of cash include restructuring and other charges related to contract terminations and employee terminations. These charges result from activities to integrate the Scripps Networks and establish an efficient cost structure. As of September 30, 2018, we have restructuring liabilities of $103 million and $49 million related to employee and contract terminations, respectively. (See Note 20 to the accompanying consolidated financial statements.) We expect to incur additional restructuring and integration expenses related to employee and contract terminations, relocation from the Silver Spring property to New York City, and costs related to content.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents, beginning of period	$7,309	$300
Cash provided by operating activities	1,647	1,167
Cash used in investing activities	(8,549)	(523)
Cash provided by financing activities	148	5,983
Effect of exchange rate changes on cash and cash equivalents	(24)	67
Net change in cash and cash equivalents	(6,778)	6,694
Cash and cash equivalents, end of period	$531	$6,994
Operating Activities
Cash provided by operating activities increased $480 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily attributable to increases in income following the acquisition of Scripps Networks and improvements in working capital, partially offset by cash paid for interest and spending on content, including sports rights.
Investing Activities
Cash flows used in investing activities increased $8.0 billion for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily attributable to the acquisition of Scripps Networks. See Note 2 to the accompanying consolidated financial statements.
Financing Activities
Cash flows provided by financing activities decreased $5.8 billion for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease was primarily attributable to net borrowings in 2017 used to finance the acquisition of Scripps Networks, offset by decreases in cash used to buy back stock and increases in commercial paper.

Capital Resources
As of September 30, 2018, capital resources were comprised of the following (in millions).

	September 30, 2018
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$531	$—	$—	$531
Revolving credit facility and commercial paper program(a)	2,500	1	622	1,877
Senior notes(b)	16,725	—	16,725	—
Program financing line of credit	26	—	23	3
Total	$19,782	$1	$17,370	$2,411

(a) Outstanding commercial paper borrowings of $297 million as of September 30, 2018 are supported by unused committed capacity under the revolving credit facility and reduce availability under the facility. There were $325 million in borrowings under the revolving credit facility outstanding as of September 30, 2018.
(b) Interest on the senior notes is paid annually, semi-annually or quarterly. Our senior notes outstanding as of September 30, 2018 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2047.
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

As of September 30, 2018, we held $204 million of our $531 million of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act enacted on December 22, 2017 featured a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on un-remitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the nine months ended September 30, 2018. (See Note 1 to the accompanying consolidated financial statements.)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2017 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2017.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 6, 2018, the Company acquired Scripps Networks. See Note 2 to the accompanying consolidated financial statements. We are currently integrating policies, processes, people, technology and operations for the combined company and assessing the impact to our internal control over financial reporting. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 18 to the accompanying consolidated financial statements
ITEM 1A. Risk Factors
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2017 Form 10-K. Our risk factors have not changed materially since December 31, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended September 30, 2018.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
July 1, 2018 - July 31, 2018	—	$—	—	$—
August 1, 2018 - August 31, 2018	—	$—	—	$—
September 1, 2018 - September 30, 2018	—	$—	—	$—
Total	—	$—	—	$—

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
(c) We entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C-1 convertible preferred stock convertible into a number of shares of Series C common stock. We did not convert any shares of Series C-1 convertible preferred stock during the three months ended September 30, 2018. There are no planned repurchases of Series C-1 convertible preferred stock for the fourth quarter of 2018 as there were no repurchases of Series C common stock during the three months ended September 30, 2018.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1
Sixteenth Supplemental Indenture, dated as of June 29, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (filed herewith)

31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (v) Consolidated Statement of Equity for the nine months ended September 30, 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: November 9, 2018	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 9, 2018	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer