Form 10-K
period 2018-12-31
Discovery, Inc.
filed 2019-03-01
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2018, was approximately $12 billion.
Total number of shares outstanding of each class of the Registrant’s common stock as of February 19, 2019 was:

Series A Common Stock, par value $0.01 per share	157,023,114
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	360,442,568

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

DISCOVERY, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, subscription video on demand (“SVOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; continued consolidation of distribution customers and production studios; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; rapid technological changes; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors or other business partners over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets, from events including Brexit; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; our ability to complete, integrate and obtain the anticipated benefits and synergies from our proposed business combinations and acquisitions on a timely basis or at all; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost-reduction initiative; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; our significant level of debt; reduced access to capital markets or significant increases in costs to borrow; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. For additional risk factors, refer to Item 1A, “Risk Factors.” These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
ITEM 1. Business.
For convenience, the terms “Discovery,” the “Company,” “we,” “us” or “our” are used in this Annual Report on Form 10-K to refer to both Discovery, Inc. and collectively to Discovery, Inc. and one or more of its consolidated subsidiaries, unless the context otherwise requires. On March 6, 2018, the Company acquired Scripps Networks Interactive, Inc. ("Scripps Networks") and changed its name from "Discovery Communications, Inc." to "Discovery, Inc." (See Note 3 to the accompanying consolidated financial statements.)
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

OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated GO applications, digital distribution arrangements and content licensing arrangements. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to approximately 4 billion cumulative subscribers and viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in nearly 50 languages. Our global portfolio of networks includes prominent nonfiction television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery, Science Channel, and MotorTrend (previously known as Velocity domestically and currently known as Turbo internationally). As a result of the acquisition of Scripps Networks, we also added a portfolio of networks that include Food Network, HGTV, Travel Channel, and TVN, a Polish media company. Our portfolio also includes Eurosport, a leading sports entertainment provider and broadcaster of the Olympic Games (the "Olympics") across Europe, as well as Discovery Kids, a leading children's entertainment brand in Latin America. We participate in joint ventures including Group Nine Media ("Group Nine"), a digital media holding company home to top digital brands including NowThis News, the Dodo, Thrillist, and Seeker. We operate production studios, and prior to the sale of our Education Business on April 30, 2018, we sold curriculum-based education products and services (See Note 3 to the accompanying consolidated financial statements.)
Our objectives are to invest in high-quality content for our networks and brands to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition branded channels and business to sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we have extended content distribution across new platforms, including brand-aligned websites, online streaming, mobile devices, video on demand (“VOD”) and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home ("DTH") satellite operators, telecommunication service providers, and other content distributors who deliver our content to their customers.
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
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting primarily of international television networks and digital content services. In addition, Education and Other consists principally of a production studio, and prior to the sale of the Education Business on April 30, 2018, also included curriculum-based product and service offerings. Our segment presentation aligns with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments. Financial information for our segments and the geographical areas in which we do business is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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

Our global brands are the following:

•
Discovery Channel reached approximately 88 million subscribers in the U.S. and 6 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2018. Discovery Channel reached approximately 361 million subscribers in international markets as of December 31, 2018 including the Discovery HD Showcase brand.

•
Discovery Channel is dedicated to creating the highest quality non-fiction content that informs and entertains its viewers about the world in all its wonder, diversity and amazement. The network offers a signature mix of high-end production values and vivid cinematography across genres including science and technology, exploration, adventure, history and in-depth, behind-the-scenes glimpses at the people, places and organizations that shape and share our world.

•	In the U.S., Discovery Channel audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•
Discovery Channel content includes Gold Rush, Naked and Afraid, Deadliest Catch, Fast N' Loud, Street Outlaws, Alaskan Bush People, Diesel Brothers, Expedition Unknown, and Cash Cab. Discovery Channel is also home to Shark Week, the network's long-running annual summer TV event.

•
Discovery continues to work with some of the best storytellers in the documentary space.  Recent projects include Oscar® nominated and Emmy® winner Rory Kennedy’s Above and Beyond: NASA’s Journey to Tomorrow, Racing Extinction from Oscar winners Louis Psihoyos and Fisher Stevens, and the upcoming Tigerland directed by Oscar® winner Ross Kauffman.

•	Target viewers are adults aged 25-54, particularly men.

•
TLC reached approximately 86 million subscribers in the U.S. and 6 million subscribers in Canada that are included in the U.S. Networks segment as of December 31, 2018. TLC content reached approximately 417 million subscribers in international markets as of December 31, 2018 including the Home & Health, Real Time and Travel & Living brands.

•
Offering remarkable real-life stories without judgment, TLC shares everyday heart, humor, hope, and human connection with programming genres that include fascinating families, heartwarming transformations and life's milestone moments.

•	In the U.S., TLC audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on TLC includes the 90 Day Fiancé franchise, Little People, Big World, Long Island Medium, Outdaughtered, Who Do You Think You Are? and Trading Spaces.

•	Target viewers are adults aged 25-54, particularly women.

•
Animal Planet reached approximately 85 million subscribers in the U.S. and 2 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2018. Animal Planet reached approximately 281 million subscribers in international markets as of December 31, 2018.

•
Animal Planet, one of Discovery's great global brands, is dedicated to creating high quality content with global appeal delivering on its mission to keep the childhood joy and wonder of animals alive by bringing people up close in every way.

•	In the U.S., Animal Planet audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content and talent on Animal Planet includes Crikey! It's the Irwins, Amanda to the Rescue, Coyote Peterson, The Zoo, Pit Bulls & Parolees, Dr. Jeff: Rocky Mountain Vet, and Puppy Bowl.

•	Target viewers are adults aged 25-54.

•
Investigation Discovery ("ID") reached approximately 82 million subscribers in the U.S. and 2 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2018. ID reached approximately 195 million subscribers in international markets as of December 31, 2018.

•
ID is a leading mystery and suspense network. From harrowing crimes and salacious scandals to the in-depth investigation and heart-breaking mysteries behind these "real people, real stories," ID challenges our everyday understanding of culture, society and the human condition.

•	In the U.S., ID audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	ID content includes On the Case with Paula Zahn, Homicide Hunter: Lt. Joe Kenda, the American Murder Mystery franchise, People Magazine Investigates, and Deadline: Crime with Tamron Hall.

•	Target viewers are adults aged 25-54, particularly women.

•
Science Channel reached approximately 60 million subscribers in the U.S. and 2 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2018. Science Channel reached approximately 135 million subscribers in international markets as of December 31, 2018.

•
Science Channel is home to all things science around the clock. Science Channel is the premiere TV, digital and social community for those with a passion for science, space, technology, archeology, and engineering.

•	In the U.S., Science Channel audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on Science Channel includes MythBusters, Mysteries of the Abandoned, Outrageous Acts of Science, What on Earth?, How the Universe Works and How It's Made.

•	Target viewers are adults aged 25-54.

&

•
MotorTrend reached approximately 73 million subscribers in the U.S. as of December 31, 2018. MotorTrend reached approximately 161 million combined subscribers and viewers in international markets, where the brand is known as Turbo (and known as Focus in Italy), as of December 31, 2018.

•
MotorTrend programming is engaging and informative, featuring the very best of the automotive world as told by top experts and personalities. In addition to series and specials exemplifying the very best of the automotive genre, the network broadcasts approximately 100 hours of live event coverage every year.

•	In the U.S., MotorTrend audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on MotorTrend includes Wheeler Dealers, Texas Metal, Roadkill, Iron Resurrection, and Barrett-Jackson Live.

•
In 2017, Discovery formed a joint venture ("MTG", then known as "VTEN") with MotorTrend (then Velocity) and TEN (now MotorTrend Group) to create a leading automotive digital media company comprised of consumer automotive brands including MotorTrend, HOTROD, Automobile, and more. MotorTrend SVOD service, which is part of the transaction and is being enhanced with MotorTrend content, represents the Company's first direct-to-consumer opportunity in the U.S. Discovery has a 67.5% ownership interest in the new joint venture. The joint venture is controlled and consolidated by Discovery. (See Note 3 to the accompanying consolidated financial statements.)

•	Target viewers are adults aged 25-54, particularly men.

•	HGTV was acquired as a result of the acquisition of Scripps Networks.

•
HGTV reached approximately 89 million subscribers in the U.S. as of December 31, 2018. HGTV reached approximately 20 million combined subscribers and viewers in international markets as of December 31, 2018.

•	HGTV programming content commands an audience interested specifically in home-related topics, such as decorating, interior design, home remodeling, landscape design and real estate.

•	In the U.S., HGTV audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•
Content on HGTV includes House Hunters, House Hunters International, Fixer Upper, Flip or Flop, The Property Brothers, Home Town, Good Bones, Restored by the Fords, Caribbean Life and Beachfront Bargain Hunt.

•	Target viewers are female viewers with higher incomes in the 25 to 54 age range.

•	Food Network was acquired as a result of the acquisition of Scripps Networks.

•
The most distributed ad-supported cable network in the U.S., Food Network reached approximately 91 million subscribers in the U.S. as of December 31, 2018 and 110 million combined subscribers and viewers in international markets as of December 31, 2018.

•
Food Network programming content attracts audiences interested specifically in food-related entertainment including competition and travel, as well as food-related topics such as recipes, food preparation, entertaining and dining out.

•	In the U.S., Food Network audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•
Content on Food Network includes primetime series Beat Bobby Flay, Chopped, Diners, Drive-ins and Dives, The Great Food Truck Race, Guy’s Grocery Games, Worst Cooks in America, and several seasonal baking championships, as well as daytime series Barefoot Contessa, Cook Like a Pro, Giada Entertains, Girl Meets Farm, Guy's Ranch Kitchen, The Kitchen, The Pioneer Woman, Trisha’s Southern Kitchen and Valerie's Home Cooking.

•	Target viewers are female viewers with higher incomes in the 25 to 54 age range.

•	Travel Channel was acquired as a result of the acquisition of Scripps Networks.

•	Travel Channel reached approximately 83 million subscribers in the U.S. as of December 31, 2018 and 78 million combined subscribers and viewers in international markets as of December 31, 2018.

•	Travel Channel is for the bold, daring and spontaneous: adventurers who embrace the thrill of the unexpected, risk-takers who aren’t afraid of a little mystery and anyone who loves a great story.

•	In the U.S., Travel Channel audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on Travel Channel includes Mysteries at the Museum, Expedition Unknown, Bizarre Foods with Andrew Zimmern, Ghost Adventures, and Legendary Locations.

•	Target viewers are adults aged 25-54.
U.S. NETWORKS
U.S. Networks generated revenues of $6.4 billion and adjusted operating income before depreciation and amortization ("Adjusted OIBDA") of $3.5 billion during 2018, which represented 60% and 85% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment principally consists of national television networks. Our U.S. Networks segment owns and operates 18 national television networks, including fully distributed television networks such as Discovery Channel, TLC, Food Network, HGTV and Animal Planet.
On March 6, 2018, we completed the acquisition of Scripps Networks Interactive, Inc. (the "Scripps Acquisition"), and added HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country to our U.S. Networks segment.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which includes cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from distributors for licensed content and content to equity method investee networks, referred to as other distribution revenue; fees from advertising sold on our television networks and digital products, which include our GO suite of TVE applications and our virtual reality product, Discovery VR; fees from providing sales representation, network distribution services; and revenue from licensing our brands for consumer products. During 2018, distribution, advertising and other revenues were 39%, 59% and 2%, respectively, of total net revenues for this segment.
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. We provide authenticated U.S. TV Everywhere streaming products that are available to pay-TV subscribers and connected viewers through GO applications with live and on-demand access to award-winning shows and series from 18 U.S. networks in the Discovery portfolio: Discovery Channel, HGTV, Food Network, TLC, ID, Animal Planet, Travel Channel, MotorTrend (previously known as Velocity), Science Channel, DIY Network, Cooking Channel, Discovery Family Channel, American Heroes Channel ("AHC"), Destination America, Discovery Life, Discovery en Espanol, Discovery Familia, and Great American Country. In addition, the Oprah Winfrey Network ("OWN"), a consolidated subsidiary as of November 30, 2017, is currently on the Watch OWN application. During 2018, we achieved incremental increases in U.S. digital platform consumption. We also provide certain networks to consumers as part of subscription-based over-the-top services provided by DirectTV Now, AT&T Watch, Hulu, SlingTV, fuboTV, Sony Vue and Philo.

Advertising revenue is generated across multiple platforms and is based on the price received for available advertising spots and is dependent upon a number of factors including the number of subscribers to our channels, viewership demographics, the popularity of our programming, our ability to sell commercial time over a portfolio of channels and leverage multiple platforms to connect advertisers to target audiences. In the U.S., advertising time is sold in the upfront and scatter markets. In the upfront market, advertisers buy advertising time for upcoming seasons and, by committing to purchase in advance, lock in the advertising rates they will pay for the upcoming year. Many upfront advertising commitments include options whereby advertisers may reduce or increase purchase commitments. In the scatter market, advertisers buy advertising closer to the time when the commercials will be run, which often results in a pricing premium compared to the upfront rates. The mix of upfront and scatter market advertising time sold is based upon the economic conditions at the time that upfront sales take place, impacting the sell-out levels management is willing or able to obtain. The demand in the scatter market then impacts the pricing achieved for our remaining advertising inventory. Scatter market pricing can vary from upfront pricing and can be volatile.
In addition to the global networks described in the overview section above, we operate networks in the U.S. that utilize the following brands:

•	OWN reached approximately 74 million subscribers in the U.S. as of December 31, 2018.

•
OWN is the first and only network named for, and inspired by, a single iconic leader. OWN is a leading destination for premium scripted and unscripted programming from today's most innovative storytellers, with popular series such as Queen Sugar, Greenleaf, Iyanla: Fix My Life, the anticipated dramas Ambitions and David Makes Man.

•
On November 30, 2017, the Company acquired from Harpo, Inc. ("Harpo") a controlling interest in OWN, increasing Discovery’s ownership stake from 49.50% to 73.75%. As a result of the transaction on November 30, 2017, the accounting for OWN was changed from an equity method investment to a consolidated subsidiary.

•	Target viewers are African-American women aged 25-54.

•	We have a 60% controlling financial interest in Discovery Family and account for it as a consolidated subsidiary. Hasbro, Inc. ("Hasbro") owns the remaining 40% of Discovery Family.

•	Discovery Family reached approximately 54 million subscribers in the U.S. as of December 31, 2018.

•	Discovery Family reached approximately 8 million viewers in international markets as of December 31, 2018.

•	Discovery Family is programmed with a mix of original series, family-friendly movies, and programming from Discovery’s nonfiction library and Hasbro Studios’ popular animation franchises.

•	In the U.S., Discovery Family audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on Discovery Family includes My Little Pony: Friendship is Magic and Equestria Girls, Transformers: Rescue Bots Academy, Littlest Pet Shop, lifestyle programming and family-friendly movies.

•	Target viewers are children aged 2-11, family inclusive and adults aged 25-54.

•
AHC reached approximately 48 million subscribers in the U.S. as of December 31, 2018. AHC also reached approximately 1 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2018.

•	AHC provides a rare glimpse into major events that shaped our world, visionary leaders and unexpected heroes who made a difference, and the great defenders of our freedom.

•	In the U.S., AHC audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on AHC includes Gunslingers, Apocalypse WWI and America: Fact vs. Fiction.

•	Target viewers are adults aged 35-64, particularly men.

•	Destination America reached approximately 45 million subscribers in the U.S. as of December 31, 2018.

•
Destination America celebrates the people, places and stories of the United States, showcasing programming about myths, legends, food, adventure, natural history, and iconic landscapes from Alaska to Appalachia.

•	In the U.S., Destination America audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on Destination America includes Ghosts of Shepherdstown, Paranormal Lockdown, Epic Log Homes, BBQ Pitmasters, and Buying Alaska.

•	Target viewers are adults aged 25-54.

•	Discovery Life reached approximately 43 million subscribers in the U.S. as of December 31, 2018.

•	Discovery Life reached approximately 8 million subscribers in international markets as of December 31, 2018.

•
Discovery Life entertains viewers with gripping, real-life dramas, featuring storytelling that chronicles the human experience from cradle to grave, including forensic mysteries, amazing medical stories, emergency room trauma, baby and pregnancy programming, parenting challenges, and stories of extreme life conditions.

•	In the U.S., Discovery Life audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on Discovery Life includes Untold Stories of the E.R., Body Bizarre, My Strange Addiction, Emergency 24/7 and Diagnose Me.

•	Target viewers are adults aged 25-54, particularly women.

•	DIY Network was acquired as a result of the acquisition of Scripps Networks.

•	DIY Network reached approximately 54 million subscribers in the U.S. as of December 31, 2018 and 3 million combined subscribers and viewers in international markets as of December 31, 2018.

•	In the U.S., DIY Network audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on DIY Channel includes Barnwood Builders, The Vanilla Ice Project, Building Alaska, First Time Flippers, Tiny House Big Living and Texas Flip N Move.

•	Target viewers are male viewers with higher incomes in the 25 to 54 age range.

•	Cooking Channel was acquired as a result of the acquisition of Scripps Networks.

•
Our U.S. Networks segment owns a controlling interest of 68.7% of Cooking Channel. Cooking Channel reached approximately 60 million subscribers in the U.S. as of December 31, 2018 and 2 million combined subscribers and viewers in international markets as of December 31, 2018.

•	In the U.S., Cooking Channel audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on Cooking Channel includes Beach Bites with Katie Lee, The Best Thing I Ever Ate, Carnival Eats, Cheap Eats, Food Fact or Fiction?, Good Eats: Reloaded, Man Fire Food and Man's Greatest Food.

•	Target viewers are female viewers with higher incomes in the 25 to 54 age range.

•	Great American Country was acquired as a result of the acquisition of Scripps Networks.

•	Great American Country reached approximately 50 million subscribers in the U.S. as of December 31, 2018.

•	In the U.S., Great American Country audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on Great American Country includes Going RV, Flea Market Flip, Log Cabin Living, and Living Alaska.

•	Target viewers are fans of country music and country lifestyle.

INTERNATIONAL NETWORKS
International Networks generated revenues of $4.1 billion and Adjusted OIBDA of $1.1 billion during 2018, which represented 39% and 26% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks and brands that are delivered across multiple distribution platforms. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Food Network, HGTV, Animal Planet, TLC, ID, Science Channel and MotorTrend (previously known as Velocity and known as Turbo outside of the U.S.), along with brands exclusive to International Networks, including Eurosport, Discovery Kids, DMAX, Discovery Home & Health, and TVN. TVN was acquired in March 2018, as part of the Scripps Acquisition. As of December 31, 2018, International Networks operated over 400 unique distribution feeds in over 50 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA networks in Europe and the Middle East and broadcast networks in Poland, Denmark, Norway and Sweden, and continues to pursue further international expansion. FTA and broadcast networks generate a significant portion of International Networks' revenue. The penetration and growth rates of television services vary across countries and territories depending on numerous factors including the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks has a large international distribution platform for its 75 networks, with as many as 14 networks distributed in any particular country or territory across the more than 220 countries and territories around the world. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.

Effective January 1, 2018, we realigned our International Networks management reporting structure, which was not affected by the Scripps Acquisition. The table below represents the reporting structures during the periods presented in the consolidated financial statements.

Reporting Structure effective January 1, 2018	Reporting Structure effective January 1, 2017
Europe, Middle East and Africa ("EMEA"), includes the former Central Europe, the Middle East and Africa ("CEEMEA"), Southern Europe, Nordics and the U.K. Additionally, the grouping includes Australia and New Zealand, previously included as part of Asia-Pacific
CEEMEA, expanded to include Belgium, the Netherlands and Luxembourg
Nordics
U.K.
Southern Europe
Latin America	Latin America
Asia-Pacific now excludes Australia and New Zealand	Asia-Pacific

In addition to the global networks described in the overview section above, we operate networks internationally that utilize the following brands:

•
For 30 years, Eurosport has established itself as a household name for live sports entertainment, reaching millions of fans across Europe and Asia via Eurosport 1, Eurosport 2, the network's direct-to-consumer streaming service, "Eurosport Player" and Eurosport.com.

•	Viewing subscribers reached by each brand as of December 31, 2018 were as follows: Eurosport 1: 157 million and Eurosport 2: 86 million.

•
Live, exclusive and premium sports is at the core of what Eurosport does, showcasing sporting events with both local and pan-regional appeal. Viewers across Europe can enjoy live action from some of the best sporting spectacles including the Tour de France and cycling's Grand Tours, all International Ski Federation World Cup and World Championship events as well as unrivaled coverage of all four Grand Slam tennis tournaments.

•
Increasingly, Eurosport is investing in more exclusive and localized rights to drive local audience and commercial relevance. Important local sports rights include the Bundesliga in Germany, Eliteserien in Norway, Europa League in Sweden and the ATP World Tour tennis in France.

•
Two-and-a-half years after securing the rights that led to Eurosport becoming the Home of the Olympics in Europe from 2018 through 2024, Eurosport delivered its first Olympic Games in PyeongChang. The PyeongChang Olympic Games in February represented an opportunity to engage sports fans across Europe as well as new and younger audiences. The Eurosport Player was the only place to watch every minute from South Korea while sub-license agreements with some of the biggest national broadcasters across Europe realized Eurosport’s objective to reach more people on more screens than ever before. These rights were acquired for €1.3 billion ($1.5 billion as of December 31, 2018).

•	As of December 31, 2018, DMAX reached approximately 149 million viewers through FTA networks, according to internal estimates.

•	DMAX is a men’s factual entertainment channel in Asia and Europe.

•	Discovery Kids reached approximately 144 million viewers, according to internal estimates, as of December 31, 2018.

•	Discovery Kids is a leading children's network in Latin America and Asia.

•	TVN was acquired as a result of the acquisition of Scripps Networks.

•
TVN operates a portfolio of free-to-air and pay-TV lifestyle, entertainment, and news networks in Poland, including TVN, TVN7, TTV, HGTV Home & Garden, TVN24, TVN Style, TVN Turbo, TVN24 BiS, TVN Fabu³a, Travel Channel, Food Network, iTVN, iTVNExtra & NTL.

•	TVN reached approximately 117 million combined subscribers as of December 31, 2018.

Our International Networks segment also owns and operates the following regional television networks, which reached the following number of subscribers and viewers via pay and FTA or broadcast networks, respectively, as of December 31, 2018:

	Television Service	International Subscribers/Viewers (millions)
Food Network (excluding TVN)	Pay	102
Quest	FTA	74
Travel Channel (excluding TVN)	Pay	70
Dsport	FTA	47
Nordic broadcast networks(a)	Broadcast	34
Quest Red	FTA	27
Giallo	FTA	25
Frisbee	FTA	25
K2	FTA	25
Nove	FTA	25
Discovery World	Pay	20
DKISS	Pay	19
Asian Food Channel	Pay	15
Discovery HD Theater	Pay	15
Fine Living Network	Pay	14
Shed	Pay	12
HGTV Home & Garden (excluding TVN)	Pay	11
Discovery History	Pay	10
Discovery Civilization	Pay	9
Discovery Historia	Pay	6
Discovery en Espanol (U.S.)	Pay	5
Discovery Familia (U.S.)	Pay	5
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
During 2018, distribution, advertising and other revenues were 50%, 43% and 7%, respectively, of total net revenues for this segment. While the Company has traditionally operated cable networks, in recent years an increasing portion of the Company's international advertising revenue is generated by FTA or broadcast networks, unlike U.S. Networks. During 2018, pay-TV networks generated 38% of International Networks' advertising revenue and FTA or broadcast networks generated 62% of International Networks' advertising revenue.

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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” E.U. law provides for a departing member state to have a two-year notice period to negotiate a term of exit, which the U.K. triggered on March 27, 2017. On November 22, 2018, a draft withdrawal agreement was published detailing the framework of the future relationship between the U.K. and the E.U. This agreement has not yet been ratified by the U.K. and European Parliaments and negotiations continue to find a mutually acceptable text in time for the deadline of March 29, 2019. Brexit may have an adverse impact on advertising, subscribers, distributors and employees, as described in Item 1A, Risk Factors, below. We continue to monitor the situation for potential effects to our distribution and licensing agreements, unusual foreign currency exchange rate fluctuations, and changes to the legal and regulatory landscape.
EDUCATION AND OTHER
Education and Other generated revenues of $54 million during 2018, which represented 1% of our total consolidated revenues. Our Education Business was comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hard copy curriculum-based content. On April 30, 2018, we sold an 88% controlling equity stake in our Education Business to Francisco Partners for a sale price of $113 million, which resulted in a gain of $84 million upon disposition. We retained a 12% ownership interest in the Education Business, which is accounted for as an equity method investment. (See Note 3 to the accompanying consolidated financial statements.) Other is comprised of a production studio that develops content for our networks and other television service providers throughout the world. Our wholly-owned production studio provides services to our U.S. Networks and International Networks segments at cost. The revenues and offsetting expenses associated with these inter-segment production services have been eliminated from the results of operations for Education and Other.
On April 28, 2017, the Company sold Raw and Betty LLC to All3Media. All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting.
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
Our production arrangements fall into three categories: produced, coproduced and licensed. Produced content includes content that we engage third parties or wholly owned production studios to develop and produce. We retain editorial control and own most or all of the rights, in exchange for paying all development and production costs. Production of digital-first content such as virtual reality and short-form video is typically done through wholly-owned production studios. Coproduced content refers to program rights on which we have collaborated with third parties to finance and develop either because world-wide rights are not available for acquisition or we save costs by collaborating with third parties. Licensed content is comprised of films or series that have been produced by third parties. Payments for sports rights made in advance of the event are recognized as prepaid content license assets.

International Networks maximizes the use of content from our U.S. Networks. Our non-fiction content tends to be culturally neutral and maintains its relevance for an extended period of time. As a result, a significant amount of our non-fiction content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world. International Networks executes a localization strategy by offering content from U.S. Networks, customized content and localized schedules via our distribution feeds. While our International Networks segment maximizes the use of content from U.S. Networks, we also develop local content that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third-party producers. To that end, during 2018, we entered into a 12-year partnership with the PGA Tour that includes TV and online rights to the PGA Tour outside the United States. Effective January 1, 2019, we announced the launch of GOLFTV, a new live and on-demand international video streaming service providing over 2,000 hours of live golf programming each year and extensive premium content on-demand. Discovery plans to invest more than $2 billion over the course of the partnership, including licensing rights and building the GOLFTV platform.
Our largest single cost is content expense, which includes content amortization, content impairment and production costs. We amortize the cost of capitalized content rights based on the proportion that the current year's estimated revenues bear to the estimated remaining total lifetime revenues, which normally results in an accelerated amortization method over the estimated useful lives. However, certain networks also utilize a straight-line method of amortization over the estimated useful lives of the content. Content is amortized primarily over periods of three to four years. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each season in the arrangement. Content assets are reviewed for impairment when impairment indicators are present, such as low viewership or limited expected use. Impairment losses are recorded when content asset carrying value exceeds net realizable value.
REVENUES
We generate revenues principally from the sale of advertising on our networks and digital products and from fees charged to distributors who distribute our network content, which primarily include cable, DTH satellite, telecommunication and digital service providers. Other transactions include curriculum-based products and services, affiliate and advertising sales representation services, production studios content development and services, content licenses and the licensing of our brands for consumer products. During 2018, distribution, advertising and other revenues were 43%, 52% and 5%, respectively, of consolidated revenues. No individual customer represented more than 10% of our total consolidated revenues for 2018, 2017 or 2016.
Distribution
Distribution revenue includes fees charged for the right to view Discovery's network branded content made available to customers through a variety of distribution platforms and viewing devices. The largest component of distribution revenue is comprised of linear distribution services for rights to our networks from cable, DTH satellite and telecommunication service providers. We have contracts with distributors representing most cable and satellite service providers around the world, including the largest operators in the U.S. and major international distributors. Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that Discovery’s networks will receive, and, if applicable, for scheduled graduated annual rate increases. Carriage of our networks depends upon package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages. Distribution revenues are largely dependent on the rates negotiated in the agreements, the number of subscribers that receive our networks or content, the number of platforms covered in the distribution agreement, and the market demand for the content that we provide. From time to time, renewals of multi-year carriage agreements include significant year one market adjustments to re-set subscriber rates, which then increase at rates lower than the initial increase in the following years. In some cases, we have provided distributors launch incentives, in the form of cash payments or free periods, to carry our networks.
In the U.S., more than 96% of distribution revenues come from the top 10 distributors, with whom we have agreements that expire at various times from 2019 through 2023. Outside of the U.S., approximately 39% of distribution revenue comes from the top 10 distributors. Distribution fees are typically collected ratably throughout the year. International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others operate in the analog environment with varying degrees of investment from distributors in expanding channel capacity or converting to digital.
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
Other
We also generate income associated with content production from our production studio. Prior to the sale of the Education Business on April 30, 2018, we generated income from curriculum-based products and services, the licensing of our brands for consumer products and third-party content sales.
COMPETITION
Providing content across various distribution platforms is a highly competitive business worldwide. We experience competition for the development and acquisition of content, distribution of our content, sale of commercial time on our networks and viewership. There is competition from other production studios, other television networks, and online-based content providers for the acquisition of content and creative talent such as writers, producers and directors. Our ability to produce and acquire popular content is an important competitive factor for the distribution of our content, attracting viewers and the sale of advertising. Our success in securing popular content and creative talent depends on various factors such as the number of competitors providing content that targets the same genre and audience, the distribution of our content, viewership, and the production, marketing and advertising support we provide.
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
Our networks and digital products compete for the sale of advertising with other television networks, including broadcast, cable, local networks, and other content distribution outlets for their target audiences and the sale of advertising. Our success in selling advertising is a function of the size and demographics of our audiences, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular content, the brand appeal of the network and ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.

Our networks and digital products also compete for their target audiences with all forms of content and other media provided to viewers, including broadcast, cable and local networks, pay-per-view and VOD services, DVDs, online activities and other forms of news, information and entertainment.
Our production studios compete with other production and media companies for talent. Prior to the sale of the Education Business on April 30, 2018, our education business competed with other providers of curriculum-based products and services to schools.
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
REGULATORY MATTERS
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of the countries and international bodies, such as the E.U., in which we operate. Content networks, such as those owned by us, are regulated by the Federal Communications Commission (“FCC”) including some regulations that only apply to content networks affiliated with a cable television operator. Other FCC regulations, although imposed on cable television operators and direct broadcast satellite ("DBS") operators and other distributors, affect content networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.
Program Access
The FCC’s program access rules prevent a satellite-delivered content vendor in which a cable operator has an “attributable” ownership interest from discriminating against unaffiliated multichannel video programming distributors (“MVPDs”), such as cable and DBS operators, in the rates, terms and conditions for the sale or delivery of content. These rules permit the unaffiliated MVPD to initiate a complaint to the FCC against content networks if it believes this rule has been violated. The FCC allowed a previous blanket prohibition on exclusive arrangements between content networks subject to these rules and cable operators to expire in October 2012, but will consider case-by-case complaints that exclusive contracts between cable operators and cable-affiliated programmers significantly hinder or prevent an unaffiliated MVPD from providing satellite or cable programming.
“Must-Carry”/Retransmission Consent
The Communications Act (the “Act”) imposes “must-carry” regulations on cable systems, requiring them to carry the signals of most local broadcast television stations in their market. DBS systems are also subject to their own must-carry rules. The FCC’s implementation of “must-carry” obligations requires cable operators and DBS providers to give broadcasters preferential access to channel space and favorable channel positions. This reduces the amount of channel space that is available for carriage of our networks by cable and DBS operators. The Act also gives broadcasters the choice of opting out of must-carry and invoking the right to retransmission consent, which refers to a broadcaster’s right to require MVPDs, such as cable and satellite operators, to obtain the broadcaster's consent before distributing the broadcaster's signal to the MVPDs' subscribers. Broadcasters have traditionally used the resulting leverage from demand for their must-have broadcast content to obtain carriage for their affiliated networks. Increasingly, broadcasters are additionally seeking substantial monetary compensation for granting carriage rights for their must-have broadcast content. Such increased financial demands on distributors reduce the content funds available for independent programmers not affiliated with broadcasters, such as us.

Accessibility and Advertising Restrictions
Certain of our content networks and some of our IP-delivered video content must provide closed-captioning and video description of some of their programming. Our content networks and digital products intended primarily for children 12 years of age and under must comply with certain limits on advertising. Commercials embedded in our networks’ content stream must adhere to certain standards for ensuring that those commercials are not transmitted at louder volumes than our program material.
Obscenity Restrictions
Network distributors are prohibited from transmitting obscene content, and our affiliation agreements generally require us to refrain from including such content on our networks.
Regulation of the Internet
We operate several digital products and websites that we use to distribute information about our programs and to offer consumers the opportunity to purchase consumer products and services. Internet services are now subject to regulation in the U.S. relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Children's Online Privacy Protection Act and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act. In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other on-line services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. We must design and operate our digital products and websites in compliance with these laws and regulations. In addition, to the extent we offer products and services to on-line consumers outside the U.S., the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.
Foreign Laws and Regulations
The foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations governing our businesses.
EMPLOYEES
As of December 31, 2018, we had approximately 9,000 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures. Scripps Networks had approximately 4,000 employees at the date of the acquisition.
AVAILABLE INFORMATION
All of our filings with the U.S. Securities and Exchange Commission (the “SEC”), including reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to such filings are available free of charge at the investor relations section of our website, https://corporate.discovery.com, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our annual report, corporate governance guidelines, code of business ethics, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are also available on our website. In addition, we will provide a printed copy of any of these documents, free of charge, upon written request to: Investor Relations, Discovery, Inc., 850 Third Avenue, 8th Floor, New York, NY 10022-7225. Additionally, the SEC maintains a website at http://www.sec.gov that contains quarterly, annual and current reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.
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
Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors and from connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Likewise, distributors are offering smaller programming packages known as “skinny bundles,” which are delivered at a lower cost than traditional offerings and sometimes allow consumers to create a customized package of networks, that are gaining popularity among consumers. If our networks are not included in these packages or consumers favor alternative offerings, we may experience a decline in viewership and ultimately the demand for our programming, which could lead to lower distribution and advertising revenues. We have also seen declines in subscribers to the traditional cable bundle. In 2018, total U.S. Networks portfolio subscribers declined 4% while subscribers to our fully distributed networks were consistent with the prior year. Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.
Consolidation among cable and satellite providers, both domestically and internationally, could have an adverse effect on our revenue and profitability.
Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. In the U.S., approximately 96% of our distribution revenues come from the top 10 distributors. For the International Networks segment, approximately 39% of distribution revenue comes from the 10 largest distributors. We currently have agreements in place with the major cable and satellite operators in U.S. Networks and International Networks which expire at various times through 2023. Some of our largest distributors have combined, and as a result, have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. In addition, many of the countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could reduce the number of distributors to carry our programming, subject our affiliate fee revenue to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators which could have an adverse effect on our financial condition or results of operations.
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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government has begun negotiating the terms of the U.K.’s future relationship with the E.U. Ratification should be finalized by March 29, 2019, although there is still considerable political uncertainty around the outcome. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose subscribers, distributors and employees. If the U.K. loses access to the single E.U. market, it could have a detrimental impact on our U.K. growth. Such a decline could also make our doing business in Europe more complex, which could involve operational changes in order to protect, delay and reduce the scope of our distribution and licensing agreements. Without access to the single E.U. market, it may be more challenging and costly to obtain intellectual property rights for our content within the U.K. or distribute our services in Europe. Discovery, like many international media businesses, has sought to mitigate this risk by applying for broadcast licenses in remaining E.U. Member States. There can be no assurance that this will be successful. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect our employees and their ability to move freely between the E.U. member states for work-related matters.
The announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations. With the expansion of our international operations, our exposure to exchange rate fluctuation has increased. This increase in exposure could have an adverse effect on our results of operations and net asset balances, as there can be no assurance that the downward trend of the British pound and the Euro will rebound. Brexit may also create global uncertainty, which may cause a decrease in consumer discretionary spending. These decreases in consumer discretionary spending may affect cable television and other video service subscriptions where our networks are distributed. This could lead to a decrease in the number of subscribers receiving our programming, which could in turn have a negative impact on our viewing subscribers and distribution revenues. A decrease in our viewing subscribers would have a negative impact on the number of viewers watching our programming, possibly impacting the rates we are able to charge for advertising. Any of the foregoing factors may adversely affect our business, results of operations or financial position.
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
Because our networks are licensed on a wholesale basis to distributors, such as cable and satellite operators, which in turn distribute them to consumers, we are dependent upon the maintenance of affiliation agreements with these operators. These affiliation agreements generally provide for the level of carriage our networks will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages) and for payment of a license fee to us based on the number of subscribers that receive our networks. While the number of subscribers associated with our networks impacts our ability to generate advertising revenue, these per subscriber payments also represent a significant portion of our revenue. Our affiliation agreements generally have a limited term which varies by market and distributor, and there can be no assurance that these affiliation agreements will be renewed in the future or renewed on terms that are favorable to us. A reduction in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage for our networks, could adversely affect our distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programs thereby adversely affecting our advertising revenue. In addition, our affiliation agreements are complex and individually negotiated. If we were to disagree with one of our counterparties on the interpretation of an affiliation agreement, our relationship with that counterparty could be damaged and our business could be negatively affected.
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
Our on-line, mobile and app offerings, as well as our internal systems, involve the storage and transmission of personal and proprietary information, and we and our partners rely on various technology systems in connection with the production and distribution of our programming. Our systems may be breached due to employee error, malicious code, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data and systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures, notwithstanding our ongoing efforts to develop and implement robust data security tools, practices, and protocols. Any such breach or unauthorized access could result in a loss of our proprietary information, which may include user data, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have an adverse effect on our business.
In addition, we face regulatory risk associated with the acquisition, storage, disclosure, use and protection of personal data, including under the European Union General Data Protection Regulation ("GDPR") and various other domestic and international privacy and data security laws and regulations, which are continually evolving. These evolving data protection laws may require Discovery to expend significant resources to implement additional data protection measures, and Discovery's actual or alleged failure to comply with such laws could result in legal claims, regulatory enforcement actions and significant fines and penalties.
Financial performance for our equity method investments and investments without readily determinable fair value may differ from current estimates.
We have equity investments in several entities and the accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership and the level of influence or control we have over the relevant entity. Any losses experienced by these entities could adversely impact our results of operations and the value of our investment. In addition, if these entities were to fail and cease operations, we may lose the entire value of our investment and the stream of any shared profits. Some of our ventures may require additional uncommitted funding. We also have significant investments in entities that we have accounted for as investments without readily determinable fair value. If these entities experience significant losses or were to fail and cease operations, our investments could be subject to impairment and the loss of a part or all of our investment value.

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

Following the merger, the size and complexity of the business of the combined company increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected synergies and benefits anticipated from the merger.
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
From time to time we make acquisitions, investments and enter into other strategic transactions, including the transaction with Scripps Networks. In connection with such acquisitions and strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, subscribers, affiliates and vendors, incur significant debt, or have to delay or not proceed with announced transactions. Additionally, regulatory agencies, such as the FCC or U.S. Department of Justice may impose additional restrictions on the operation of our business as a result of our seeking regulatory approvals for any significant acquisitions and strategic transactions. The occurrence of any of these events could have an adverse effect on our business.
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
Our business depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and entertainment personalities. With respect to the Scripps Networks acquisition, our success depends in part upon our ability to retain key employees. Following the completion of a merger, like the Scripps Acquisition, current and prospective employees may experience uncertainty about their future roles with Discovery and choose to pursue other opportunities, which could have an adverse effect on Discovery. If key employees depart, the integration of Scripps Networks with Discovery may be more difficult and our business may be adversely affected. Additionally, we employ or contract with entertainment personalities who may have loyal audiences. These individuals are important to audience endorsement of our programs and other content. There can be no assurance that these individuals will remain with us or retain their current audiences. If we fail to retain key individuals or if our entertainment personalities lose their current audience base, our operations could be adversely affected.
US tax reform could adversely impact our international business and results of operations.
Recently enacted US tax reform could adversely impact our business and results of operations. On December 22, 2017, President Trump signed the 2017 Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform regulations affecting businesses, including corporate tax rates, business deductions, and international tax provisions. Some of the changes, like the new tax on global intangible low-taxed income ("GILTI"), a deemed repatriation tax on previously deferred foreign income, has had an adverse impact to the results of our international operations. Others, like the reduction to the US corporate income tax rate from 35% to 21%, has had a positive impact to our overall tax liability. And some, like the base erosion and anti-abuse tax ("BEAT"), have resulted in little or no impact. Additional guidance continues to be issued through Treasury's proposed and final regulations and we continue to assess their impact.
Outside of the U.S., we continue to face the increasing complexity of operating in multiple non-US jurisdictions, many of which have increased scrutiny and have either changed, or plan to change, their international tax systems due to the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) recommendations. The BEPS recommendations call for enhanced transparency and reporting relating to companies’ entity structures and transfer pricing policies. These have been implemented through various initiatives including the requirement for taxpayers to comply with global country-by-country reporting and the filing of a global master file as well as the introduction of the multilateral instrument (“MLI”) which allows taxing authorities to better take aim at multinational tax avoidance. We continue to address and comply with these compliance and reporting requirements.
Additional complexity has also arisen in state aid: state resources used to provide recipients an advantage on a selective basis that has or could distort competition and affect trade between European member states. In recent years the European Commission (“EC”) has increased their scrutiny on state aid and deviated from the historical European Union (“EU”) state aid practices. There is great uncertainty about the future of EU state aid practices based on the appeals of many significant EC rulings against multinational corporations that are currently being challenged. While any potential impact of these rulings is difficult to assess, we believe our transfer pricing analyses conducted pursuant to accepted OECD methodologies assist in mitigating risk associated with our past or current agreements.
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
As of December 31, 2018, we had approximately $17 billion of consolidated debt, including capital leases, of which $1.9 billion is current. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts associated with our indebtedness. In addition, we have the ability to draw down our $2.5 billion revolving credit facility in the ordinary course, which would have the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.
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
Our ability to meet our financial obligations and other contractual commitments will depend upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, any dividends and interest we may receive from our investments, availability under our credit facility or any credit facilities that we may obtain in the future and proceeds from any asset sales we may undertake in the future. The ability of our operating subsidiaries, including Discovery Communications, LLC, to pay dividends or to make other payments or advances to us will depend on their individual operating results and any statutory, regulatory or contractual restrictions, including restrictions under our credit facility, to which they may be or may become subject. Under the TCJA, we were subject to U.S. taxes for the deemed repatriation of certain cash balances held by foreign corporations. The Company intends to continue to permanently reinvest these funds outside of the U.S., and current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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
Our twelve-person board of directors includes three designees of Advance/Newhouse, including Robert J. Miron, who was the Chairman of Advance/Newhouse until December 31, 2010, and Steven A. Miron, the Chief Executive Officer of Advance/Newhouse. In addition, our board of directors includes two persons who are currently members of the board of directors of Liberty Media, three persons who are currently members of the board of directors of Liberty Global, one person who is currently a member of the board of directors of Liberty Interactive, two persons who are currently members of the board of directors of Liberty Broadband and one person who is currently a member of the board of directors of Charter, of which Liberty Broadband owns an equity interest. John C. Malone is the Chairman of the boards of all of the Liberty Entities. The parent company of Advance/Newhouse and the Liberty Entities own interests in a range of media, communications and entertainment businesses.
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
None of the Liberty Entities own any interest in us. Mr. Malone beneficially owns stock of Liberty Media representing approximately 46% of the aggregate voting power of its outstanding stock, owns shares representing approximately 28% of the aggregate voting power of Liberty Global, shares representing approximately 38% of the aggregate voting power of Liberty Interactive, shares representing approximately 46% of the aggregate voting power of Liberty Broadband and shares representing approximately 21% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Mr. Malone controls approximately 28% of our aggregate voting power relating to the election of our eight common stock directors, assuming that the preferred stock owned by Advance/Newhouse has not been converted into shares of our common stock. Our directors who are also directors of the Liberty Entities own stock and stock incentives of the Liberty Entities and own our stock and stock incentives.
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
Advance/Newhouse has been granted registration rights covering all of the shares of common stock issuable upon conversion of the convertible preferred stock held by Advance/Newhouse. Advance/Newhouse’s Series A-1 convertible preferred stock is currently convertible into nine shares of our Series A common stock and Advance/Newhouse’s Series C-1 convertible preferred stock is convertible into 19.3648 shares of our Series C common stock, subject to certain anti-dilution adjustments. The registration rights, which are immediately exercisable, are transferable with the sale or transfer by Advance/Newhouse of blocks of shares representing 10% or more of the preferred stock it holds. The exercise of the registration rights, and subsequent sale of possibly large amounts of our common stock in the public market, could materially and adversely affect the market price of our common stock.
John C. Malone and Advance/Newhouse each have significant voting power with respect to corporate matters considered by our stockholders.
For corporate matters other than the election of directors, Mr. Malone and Advance/Newhouse each beneficially own shares of our stock representing approximately 21% and 24%, respectively, of the aggregate voting power represented by our outstanding stock. With respect to the election of directors, Mr. Malone controls approximately 28% of the aggregate voting power relating to the election of the eight common stock directors (assuming that the convertible preferred stock owned by Advance/Newhouse (the “A/N Preferred Stock”) has not been converted into shares of our common stock). The A/N Preferred Stock carries with it the right to designate three preferred stock directors to our board (subject to certain conditions) but does not carry voting rights with respect to the election of the eight common stock directors. Also, under the terms of the A/N Preferred Stock, Advance/Newhouse has special voting rights as to certain enumerated matters, including material amendments to the restated charter and bylaws, fundamental changes in our business, mergers and other business combinations, certain acquisitions and dispositions and future issuances of capital stock. Although there is no stockholder agreement, voting agreement or any similar arrangement between Mr. Malone and Advance/Newhouse, by virtue of their respective holdings, Mr. Malone and Advance/Newhouse each have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
We own and lease approximately 3.93 million square feet of building space for the conduct of our businesses at 108 locations throughout the world, including properties acquired in connection with the Scripps Acquisition that comprise 1.53 million square feet and 39 locations. In the U.S. alone, we own and lease approximately 398,000 and 1.91 million square feet of building space, respectively, at 25 locations.
Principal locations in the U.S. include: (i) leased headquarters located at One Discovery Place, Silver Spring, Maryland, where approximately 543,000 square feet are used for corporate offices and general office space by our U.S. Networks and Other segments, (ii) 3 leased offices across New York, New York located at 850 3rd Avenue, 1180 6th Avenue and 75 9th Avenue where 481,000 square feet are collectively used primarily for sales by our U.S. Networks segment and creation of network television content by our U.S. Networks segment, as well as general office space, corporate offices, and certain executive offices, and a fourth office in New York, New York, where 362,000 square feet at 230 Park Avenue South are amidst planning for future occupancy as a global headquarters, (iii) 2 owned offices located at 9721 Sherrill Boulevard, Knoxville, Tennessee, where approximately 344,000 square feet are used for corporate offices, general office space and technology support space, (iv) leased general office space at 6505 Blue Lagoon Drive, Miami, Florida, where approximately 91,000 square feet are primarily used by our International Networks segment, (v) leased general office space located at 10100 Santa Monica Boulevard, Los Angeles, California, where approximately 64,000 square feet are primarily used by our U.S. Networks segment, and (vi) a leased origination facility at 45580 Terminal Drive, Sterling, Virginia, where approximately 54,000 square feet of space are used to manage the distribution of domestic network television content by our U.S. Networks segment.
We also own and lease approximately 299,000 and 1.32 million square feet of building space, respectively, at 83 locations outside of the U.S., including Poland, the U.K., France, Denmark, Norway, Italy, and Singapore. Included in the non-US office figures are approximately 138,000 square feet of building space used for office, production and post-production for Eurosport.
Each property is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations. Our policy is to improve and replace property as considered appropriate to meet the needs of the individual operation.

On January 9, 2018, we issued a press release announcing a new real estate strategy with plans to relocate the Company's global headquarters from Silver Spring, Maryland to New York City in 2019. During the third quarter of 2018, the Company entered into a short-term sale-leaseback transaction for its Silver Spring property, which terminates March 31, 2019.
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
ITEM 4. Mine Safety Disclosures.
Not applicable.

Executive Officers of Discovery, Inc.
Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report. The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of March 1, 2019.

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

Bruce L. Campbell Born November 26, 1967
Chief Development, Distribution & Legal Officer. Mr. Campbell became our Chief Distribution Officer in October 2015, Chief Development Officer in August 2010 and served as our General Counsel from December 2010 to April 2017. Mr. Campbell served as Digital Media Officer from August 2014 through October 2015. Prior to that, Mr. Campbell served as our President, Digital Media & Corporate Development from March 2007 through August 2010. Mr. Campbell also served as our corporate secretary from December 2010 to February 2012. Mr. Campbell served as Executive Vice President, Business Development of NBC from December 2005 to March 2007, and Senior Vice President, Business Development of NBC from January 2003 to November 2005.

Peter Faricy Born September 7, 1966
Chief Executive Officer, Global Direct-To-Consumer. Mr. Faricy joined Discovery in September 2018. Prior to joining Discovery, Mr. Faricy served as Vice President of Amazon Marketplace and has over 20 years of leadership at the intersection of technology and media.

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

Name	Position

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
As of February 19, 2019, there were approximately 1,217, 68 and 1,816 record holders of our Series A common stock, Series B common stock and Series C common stock, respectively. These amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder.
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

Stock Performance Graph
The following graph sets forth the cumulative total shareholder return on our Series A common stock, Series B common stock and Series C common stock as compared with the cumulative total return of the companies listed in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group of companies comprised of CBS Corporation Class B common stock, Scripps Network Interactive, Inc. (acquired by the Company in March 2018), Time Warner, Inc. (acquired by AT&T Inc. in June 2018), Twenty-First Century Fox, Inc. Class A common stock (News Corporation Class A Common Stock prior to June 2013), Viacom, Inc. Class B common stock and The Walt Disney Company. The graph assumes $100 originally invested on December 31, 2013 in each of our Series A common stock, Series B common stock and Series C common stock, the S&P 500 Index, and the stock of our peer group companies, including reinvestment of dividends, for the years ended December 31, 2014, 2015, 2016, 2017 and 2018. Two peer companies, Scripps Networks Interactive, Inc. and Time Warner, Inc., were acquired in 2018. The stock performance chart shows the peer group including Scripps Networks Interactive, Inc. and Time Warner, Inc. and excluding both acquired companies for the entire five year period.

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
DISCA	$100.00	$74.58	$57.76	$59.34	$48.45	$53.56
DISCB	$100.00	$80.56	$58.82	$63.44	$53.97	$72.90
DISCK	$100.00	$80.42	$60.15	$63.87	$50.49	$55.04
S&P 500	$100.00	$111.39	$110.58	$121.13	$144.65	$135.63
Peer Group incl. Acquired Companies	$100.00	$116.64	$114.02	$127.96	$132.23	$105.80
Peer Group ex. Acquired Companies	$100.00	$113.23	$117.27	$120.58	$127.90	$141.58
Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

ITEM 6. Selected Financial Data.
The table set forth below presents our selected financial information for each of the past five years (in millions, except per share amounts). The selected statement of operations information for each of the three years ended December 31, 2018 and the selected balance sheet information as of December 31, 2018 and 2017 have been derived from the audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” and should be read in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K. The selected statement of operations information for each of the two years ended December 31, 2015 and 2014 and the selected balance sheet information as of December 31, 2016, 2015 and 2014 have been derived from financial statements not included in this Annual Report on Form 10-K.

	2018	2017	2016	2015	2014
Selected Statement of Operations Information:
Revenues	$10,553	$6,873	$6,497	$6,394	$6,265
Operating income	1,934	713	2,058	1,985	2,061
Net income (loss)	681	(313)	1,218	1,048	1,137
Net income (loss) available to Discovery, Inc.	594	(337)	1,194	1,034	1,139
Basic earnings per share available to Discovery, Inc. Series A, B and C common stockholders:
Net income (loss)	0.86	(0.59)	1.97	1.59	1.67
Diluted earnings per share available to Discovery, Inc. Series A, B and C common stockholders:
Net income (loss)	0.86	(0.59)	1.96	1.58	1.66
Weighted average shares outstanding:
Basic	498	384	401	432	454
Diluted	688	576	610	656	687
Selected Balance Sheet Information:
Cash and cash equivalents	$986	$7,309	$300	$390	$367
Total assets	32,550	22,555	15,672	15,864	16,014
Deferred income tax	1,811	319	467	556	588
Long-term debt:
Current portion	1,860	30	82	119	1,107
Long-term portion	15,185	14,755	7,841	7,616	6,046
Total liabilities	22,033	17,532	10,262	10,172	9,663
Redeemable noncontrolling interests	415	413	243	241	747
Equity attributable to Discovery, Inc.	8,386	4,610	5,167	5,451	5,602
Total equity	$10,102	$4,610	$5,167	$5,451	$5,604

•
On March 6, 2018, Discovery acquired Scripps Networks. Scripps Networks is a wholly-owned subsidiary whose total assets and total revenues represented approximately 55% and 29%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2018. On April 30, 2018, Discovery sold an 88% controlling equity stake in its Education Business to Francisco Partners for a sale price of $113 million. The Company recorded a gain of $84 million based on net assets disposed of $44 million, including $40 million of goodwill. (See Note 3 to the accompanying consolidated financial statements.) For the year ended December 31, 2018, Discovery has incurred transaction and integration costs for the Scripps Networks acquisition of $110 million.

•
As of December 31, 2017, Discovery recognized a goodwill impairment charge totaling $1.3 billion for its European reporting unit. (See Note 8 to the accompanying consolidated financial statements.) On November 30, 2017, Discovery acquired a controlling interest in OWN from Harpo, increasing Discovery’s ownership stake from 49.50% to 73.99%. Discovery paid $70 million in cash and recognized a gain of $33 million to account for the difference between the carrying value and the fair value of the previously held 49.50% equity interest. On September 25, 2017, Discovery acquired a 67.5% controlling interest in MTG (then known as VTEN), a new joint venture with GoldenTree, in exchange for its contribution of the Velocity network. On April 28, 2017, Discovery sold Raw and Betty to All3Media and recorded a loss of $4 million upon disposition. (See Note 3 to the accompanying consolidated financial statements.) For the year ended December 31, 2017, Discovery has incurred transaction and integration costs for the Scripps Networks acquisition of $79 million, including the $35 million charge associated with the modification of Advance/Newhouse's preferred stock. (See Note 12 to the accompanying consolidated financial statements.) In conjunction with the Scripps Networks acquisition, Discovery executed a number of new derivative instruments which were settled during September 2017 resulting in a $98 million and $12 million loss in connection with interest rate and foreign exchange contracts, respectively. (See Note 10 to the accompanying consolidated financial statements.)

•
On September 30, 2016, Discovery recorded an other-than-temporary impairment of $62 million related to its investment in Lionsgate. On December 2, 2016, Discovery acquired a minority interest in and formed a new joint venture, Group Nine Media Inc. ("Group Nine Media"), in exchange for contributions of $100 million and Discovery's digital network businesses Seeker and SourceFed, resulting in a gain of $50 million upon deconsolidation of the businesses ("Group Nine Transaction"). As of December 31, 2018, Discovery owns a 42% minority interest in Group Nine Media on an outstanding shares basis with a carrying value of $212 million. (See Note 4 to the accompanying consolidated financial statements.)

•
On October 7, 2015, Discovery recorded a loss of $5 million upon the deconsolidation of its Russian business following its contribution to a joint venture with a Russian media company, National Media Group (the "New Russian Business"). As part of the transaction, Discovery obtained a 20% ownership interest in the New Russian Business, which is accounted for under the equity method of accounting. On June 30, 2015, Discovery sold its radio businesses in Northern Europe to Bauer Media Group for total consideration, net of cash disposed of €72 million ($80 million). The cumulative gain on the disposal is $1 million. Based on the final resolution and receipt of contingent consideration payable, Discovery recorded a pre-tax gain of $13 million for the year ended December 31, 2016. Discovery had previously recorded a $12 million loss including estimated contingent consideration as disclosed for the year ended December 31, 2015.

•
On September 23, 2014, we acquired an additional 10% ownership interest in Discovery Family. The purchase increased our ownership interest from 50% to 60%. As a result, the accounting for Discovery Family was changed from an equity method investment to a consolidated subsidiary. (See Note 3 to the accompanying consolidated financial statements.) On May 30, 2014, Discovery acquired a controlling interest in Eurosport International by increasing Discovery’s ownership stake from 20% to 51%. As a result, as of that date, the accounting for Eurosport was changed from an equity method investment to a consolidated subsidiary. On March 31, 2015, Discovery acquired a controlling interest in Eurosport France increasing Discovery's ownership stake by 31% upon the resolution of certain regulatory matters and began accounting for Eurosport France as a consolidated subsidiary. On October 1, 2015, Discovery acquired the remaining 49% of Eurosport for €491 million ($548 million) upon TF1's exercise of its right to put. (See Note 11 to the accompanying consolidated financial statements.)

•
Balance sheet amounts for 2016, 2015 and 2014 have been adjusted to reclassify $86 million, $61 million, and $261 million, respectively, of deferred tax liabilities from current liabilities to non-current liabilities as a result of our adoption of ASU 2015-17. Additionally, balance sheet amounts for 2014 have been adjusted to reclassify $44 million of debt issuance costs from other noncurrent assets to noncurrent portion of debt as a result of our adoption of ASU 2015-03.

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
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including pay-TV, free to air ("FTA") and broadcast television, authenticated applications, digital distribution arrangements and content licensing agreements. Our portfolio of networks includes prominent television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Food Network, HGTV, ID, MotorTrend (previously known as Velocity and known as Turbo outside of the U.S.) and Eurosport, a leading sports entertainment pay-TV programmer across Europe and Asia. We operate production studios, and prior to the sale of our Education Business on April 30, 2018, we sold curriculum-based education products and services (See Note 3 to the accompanying consolidated financial statements.)
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
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital distribution arrangements, and International Networks, consisting primarily of international television networks and digital distribution arrangements. In addition, Education and Other consists principally of a production studio, and prior to the sale of the Education Business on April 30, 2018, curriculum-based education products and services (See Note 3 to the accompanying consolidated financial statements.) Our segment presentation aligns with our management structure and the financial information management uses to make strategic and operating decisions, such as the allocation of resources and business performance assessments. For further discussion of our Company, segments in which we do business, and our content development activities and revenues, see our business overview set forth in Item 1, "Business" in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS – 2018 vs. 2017
The discussion below compares our actual and pro forma combined results for the twelve months ended December 31, 2018 to the twelve months ended December 31, 2017, respectively, as if the OWN and MTG transactions and the acquisition of Scripps Networks (collectively, "the Transactions") occurred on January 1, 2017. Management believes reviewing our actual operating results in addition to combined pro forma results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. This information has not been prepared in accordance with GAAP, is not intended to be a substitute for or superior to GAAP. Please see our consolidated financial statements included in this annual report on Form 10-K. Our combined U.S. Networks, International Networks and Corporate and Inter-Segment Eliminations pro forma information is based on the historical operating results of the respective businesses as applicable to each segment and includes adjustments directly attributable to the Transactions as if they had occurred on January 1, 2017, such as:

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
Actual amounts for the years ended December 31, 2018 and 2017 include the results of operations for the Discovery and Scripps Networks, OWN and MTG businesses for the period since each respective transaction. Scripps Networks was acquired on March 6, 2018, OWN was consolidated on November 30, 2017 and MTG was consolidated on September 25, 2017.
Consolidated Results of Operations – 2018 vs. 2017
Our consolidated results of operations for 2018 and 2017 were as follows (in millions).

	Year Ended December 31,
	2018			2017
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
							$	%	$	%
Revenues:
Distribution	$4,538	$178	$4,716	$3,474	$1,090	$4,564	$1,064	31%	$152	3%
Advertising	5,514	425	5,939	3,073	2,677	5,750	2,441	79%	189	3%
Other	501	20	521	326	150	476	175	54%	45	9%
Total revenues	10,553	623	11,176	6,873	3,917	10,790	3,680	54%	386	4%
Costs of revenues, excluding depreciation and amortization	3,935	205	4,140	2,656	1,391	4,047	1,279	48%	93	2%
Selling, general and administrative	2,620	132	2,752	1,768	946	2,714	852	48%	38	1%
Impairment of goodwill	—	—	—	1,327	—	1,327	(1,327)	NM	(1,327)	NM
Depreciation and amortization	1,398	(76)	1,322	330	1,241	1,571	1,068	NM	(249)	(16)%
Restructuring and other charges	750	10	760	75	—	75	675	NM	685	NM
(Gain) loss on disposition	(84)	—	(84)	4	—	4	(88)	NM	(88)	NM
Total costs and expenses	8,619	271	8,890	6,160	3,578	9,738	2,459	40%	(848)	(9)%
Operating income	1,934	352	2,286	713	339	1,052	1,221	NM	1,234	NM
Interest expense, net	(729)			(475)			(254)	(53)%
Loss on extinguishment of debt	—			(54)			54	NM
Loss from equity investees, net	(63)			(211)			148	70%
Other expense, net	(120)			(110)			(10)	(9)%
Income (loss) before income taxes	1,022			(137)			1,159	NM
Income tax expense	(341)			(176)			(165)	(94)%
Net income (loss)	681			(313)			994	NM
Net income attributable to noncontrolling interests	(67)			—			(67)	NM
Net income attributable to redeemable noncontrolling interests	(20)			(24)			4	17%
Net income (loss) available to Discovery, Inc.	$594			$(337)			$931	NM
NM - Not meaningful

Revenues
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from SVOD content licensing and other emerging forms of digital distribution. Distribution revenue increased 31%, primarily due to the impact of the Transactions. Excluding the impact of the Transactions and on a pro forma combined basis, excluding the impact of foreign currency fluctuations, distribution revenue increased 3%. Increases at International Networks were primarily driven by increases in subscribers to our linear networks and higher digital subscription revenues and increases in pricing in Europe and Latin America. Increases at U.S. Networks were principally attributable to an increase in contractual affiliate rates, which was partially offset by a decline in subscribers and, to a lesser extent, the timing of content deliveries under SVOD arrangements.
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix in sales of commercial time between the upfront and scatter markets and economic conditions. These factors impact the pricing and volume of our advertising inventory. Advertising revenue increased 79%, primarily due to the impact of the Transactions. Excluding the impact of the Transactions and on a pro forma combined basis, excluding the impact of foreign currency fluctuations, advertising revenue increased 3%. The increases were due to continued monetization of our digital content offerings, an increase in pricing at U.S. Networks, and the Olympics.
Other revenue increased 54%, primarily due to the impact of the Transactions. Excluding the impact of the Transactions and on a pro forma combined basis, excluding the impact of foreign currency fluctuations, other revenue increased 8%. The increases were primarily due to sublicensing of Olympics sports rights to broadcast networks throughout Europe, partially offset by the Education and Other revenue that decreased 66% following the disposition of the Education Business on April 30, 2018. (See Note 3 to the accompanying consolidated financial statements.)
Revenue for our segments is discussed separately below under the heading “Segment Results of Operations.”
Costs of Revenues
Costs of revenues increased 48%, primarily due to the impact of the Transactions. The Company's principal component of costs of revenues is content expense. Content expense includes television series, television specials, films, sporting events and digital products. The costs of producing a content asset and bringing that asset to market consist of film costs, participation costs, exploitation costs and manufacturing costs. Content rights expense excluding the impact of foreign currency fluctuations was $2.9 billion and $1.9 billion for the years ended December 31, 2018 and 2017, respectively. Excluding the impact of the Transactions and foreign currency fluctuations, costs of revenue increased 5%. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, costs of revenues increased 2%. The increases were primarily due to spending on the Olympics at International Networks, partially offset by the impact of higher content impairment expenses recorded in the prior year at U.S. Networks and the impact of the disposition of the Education Business. On a pro forma combined basis and excluding the impacts of foreign currency fluctuations, content expense was $3.0 billion for each of the years ended December 31, 2018 and 2017. Content impairment is generally a component of costs of revenue on the consolidated statements of operations. However, during the year ended December 31, 2018, content impairments of $405 million were reflected as a component of restructuring and other charges as a result of the strategic programming changes following the acquisition of Scripps Networks. No content impairments were recorded as a component of restructuring and other charges during the year ended December 31, 2017.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Selling, general and administrative expenses increased 48%, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, directly related third-party transaction and planned integration costs and foreign currency fluctuations, selling, general and administrative expenses increased 6%, primarily due to increased marketing spend at International Networks, increased share-based compensation expense, charge-backs to an equity method investee in the prior year that is now consolidated, and increases in technology costs and tax advisory fees, partially offset by decreases at Education and Other following the disposition of the Education Business on April 30, 2018. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, selling, general and administrative expenses were largely consistent with the prior year.
Impairment of Goodwill
No goodwill impairment expense was recorded during the year ended December 31, 2018. Goodwill impairment expense of $1.3 billion was recognized during the year ended December 31, 2017. (See Note 8 to the accompanying consolidated financial statements.)

Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased $1.1 billion, primarily due to the impact of the Transactions. On a pro forma combined basis, depreciation and amortization expense decreased $249 million, primarily due to pro forma amortization in 2017 related to the ad revenue backlog intangible, which had a one-year useful life and was fully amortized on a pro forma basis in 2017.
Restructuring and Other Charges
Restructuring and other charges increased $675 million, primarily as a result of content impairments associated with changes in programming strategies, involuntary severance actions associated with the integration of Scripps Networks, costs associated with the termination of long-term programming arrangements, and lease exit costs. (See Note 17 to the accompanying consolidated financial statements.) On a pro forma combined basis, restructuring and other charges increased $685 million. We expect to incur additional restructuring and integration expenses related to employee and contract terminations, relocation from the Company's Silver Spring headquarters to New York City, and content costs.
(Gain) Loss on Disposition
We recorded an $84 million gain during the year ended December 31, 2018 due to the sale of a controlling stake in the Education Business on April 30, 2018, compared with a loss of $4 million for the year ended December 31, 2017 due to the disposition of the Raw and Betty production studios. (See Note 3 to the accompanying consolidated financial statements.)
Interest Expense
Interest expense increased $254 million, primarily due to interest accrued on higher debt balances, including the senior notes issued on September 21, 2017 and term loans outstanding from March 6, 2018 through September 30, 2018. The senior notes and term loans were used to effect the acquisition of Scripps Networks. (See Note 9 to the accompanying consolidated financial statements.)
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
Loss from equity investees, net
The loss from our equity method investees decreased $148 million for the year ended December 31, 2018, primarily due to a reduction in losses from investments in limited liability companies that sponsor renewable energy projects related to solar energy, and to a lesser extent, inclusion of equity earnings as a result of the acquisition of Scripps Networks, partially offset by the absence of earnings from the Company's equity method investment in OWN and impairments of $29 million. (See Note 4 to the accompanying consolidated financial statements.)
Other Expense, Net
The table below presents the details of other income (expense), net (in millions).

	Year Ended December 31,
	2018	2017
Foreign currency losses, net	$(93)	$(83)
Gains (losses) on derivative instruments	50	(82)
Change in the value of common stock investments with readily determinable fair value	(88)	—
Remeasurement gain on previously held equity interest	—	33
Interest income	15	21
Other (expense) income, net	(4)	1
Total other income (expense), net	$(120)	$(110)

Total other expense, net increased $10 million in 2018 compared to 2017. During the year ended December 31, 2018 we recorded losses on common stock investments with readily determinable fair value due to the adoption of the recognition and measurement of financial instruments guidance on January 1, 2018, which requires us to record gains and losses on equity investments with readily determinable fair values in other expense, net. Previously, unrealized gains and losses were recorded in other comprehensive income. The increase in foreign currency losses for the year ended December 31, 2018 was mostly related to remeasurement of net monetary assets and transactions associated with the Polish Zloty, the Euro and other European currencies, partially offset by a reduction in losses associated with the British Pound. We recorded gains on derivative instruments for the year ended December 31, 2018 compared to losses for the year ended December 31, 2017, primarily due to losses of $98 million recorded during the prior year on interest rate contracts used to economically hedge the pricing for the issuance of a portion of the dollar-denominated senior notes on September 21, 2017 and, to a lesser extent, gains recorded in the current year on the equity collar used to mitigate the risk of market fluctuations with respect to 50% of the Lionsgate shares held by the Company and foreign currency swaps. (See Note 10 to the accompanying consolidated financial statements.) On November 30, 2017, the Company acquired from Harpo a controlling interest in OWN. We recognized a remeasurement gain of $33 million to account for the difference between the carrying value and the fair value of previously held 49.50% equity interest. (See Note 3 to the accompanying consolidated financial statements.)
Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate.

	Year Ended December 31,
	2018		2017
U.S. federal statutory income tax provision	$215	21%	$(48)	35%
State and local income taxes, net of federal tax benefit	10	1%	23	(18)%
Effect of foreign operations	111	11%	(35)	25%
Domestic production activity deductions	—	—%	(52)	39%
Change in uncertain tax positions	37	3%	60	(44)%
Preferred stock modification	—	—%	12	(9)%
Goodwill impairment	—	—%	458	(334)%
Renewable energy investments tax credits (See Note 4)	(12)	(1)%	(195)	142%
Noncontrolling interest adjustment	(18)	(2)%	—	—%
U.S. Legislative Changes	(19)	(2)%	(43)	32%
Non-deductible compensation	20	2%	—	—%
Other, net	(3)	—%	(4)	4%
Income tax expense	$341	33%	$176	(128)%
Income tax expense was $341 million and $176 million and our effective tax rate was 33% and (128)% for 2018 and 2017, respectively. During 2018, the increase in the income tax expense was primarily attributable to an increase in income, a reduction in benefits from investment tax credits from our renewable energy investments, the effect of foreign operations, which included the establishment of valuation allowances and write-offs of deferred tax assets, and elimination of the domestic production activity deduction, partially offset by the lower U.S. Federal statutory income tax rate, a decrease in expense for uncertain tax positions, and a tax benefit from TCJA rate change on the deferred tax liability recomputation as a result of U.S. legislative changes that extended the accelerated deduction of qualified film productions.
In connection with the acquisition of Scripps Networks, we recorded reserves in purchase accounting totaling $110 million for foreign tax matters claimed by tax authorities that are currently pending resolution. After the purchase accounting measurement period closes on March 5, 2019, any adjustment to these estimated amounts resulting from their resolution will affect net income in the period resolved.

Segment Results of Operations – 2018 vs. 2017
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, and (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions, and Scripps Networks acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. We also exclude the depreciation of fixed assets and amortization of intangible assets and deferred launch incentives as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives.
Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).
Additional financial information for our segments and geographical areas in which we do business is discussed in Note 23 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
The table below presents our Adjusted OIBDA by segment, with a reconciliation of consolidated net income available to Discovery, Inc. to total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2018	2017	% Change
Net income (loss) available to Discovery, Inc.	$594	$(337)	NM
Net income attributable to redeemable noncontrolling interests	20	24	(17)%
Net income attributable to noncontrolling interests	67	—	NM
Income tax expense	341	176	94%
Income (loss) before income taxes	1,022	(137)	NM
Other expense, net	120	110	9%
Loss from equity investees, net	63	211	(70)%
Loss on extinguishment of debt	—	54	NM
Interest expense, net	729	475	53%
Operating income	1,934	713	NM
(Gain) loss on disposition	(84)	4	NM
Restructuring and other charges	750	75	NM
Depreciation and amortization	1,398	330	NM
Impairment of goodwill	—	1,327	NM
Mark-to-market share-based compensation	31	3	NM
Scripps Networks transaction and integration costs	110	79	39%
Total Adjusted OIBDA	$4,139	$2,531	64%
Adjusted OIBDA:
U.S. Networks	3,500	2,026	73%
International Networks	1,077	859	25%
Education and Other	3	6	(50)%
Corporate and inter-segment eliminations	(441)	(360)	(23)%
Total Adjusted OIBDA	$4,139	$2,531	64%

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2018	2017	% Change
Revenue:
U.S. Networks	$6,350	$3,434	85%
International Networks	4,149	3,281	26%
Education and Other	54	158	(66)%
Corporate and inter-segment eliminations	—	—	—%
Total revenue	10,553	6,873	54%
Costs of revenues, excluding depreciation and amortization	(3,935)	(2,656)	(48)%
Selling, general and administrative(a)	(2,479)	(1,686)	(47)%
Adjusted OIBDA	$4,139	$2,531	64%
(a) Selling, general and administrative expenses exclude mark-to-market share-based compensation and Scripps Networks transaction and integration costs due to their impact on comparability between periods.
Effective January 1, 2019, our definition of Adjusted OIBDA was modified to exclude all share-based compensation, whereas only mark-to-market share-based compensation is excluded for each of the periods presented herein. During 2018, the Company began granting a higher percentage of equity classified awards (in lieu of liability classified awards, which require mark-to-market accounting) under its stock incentive plans, and expects to continue this action in future periods. Since most equity classified awards are non-cash expenses not entirely under management control, the Company has elected to exclude all share-based compensation from Adjusted OIBDA beginning in 2019. The revised definition of Adjusted OIBDA will be used by our chief operating decision maker in evaluating segment performance in 2019.
The following table presents Adjusted OIBDA as historically reported and under the revised definition:

Year Ended December 31, 2018	U.S. Networks	International Networks	Education and Other	Corporate and inter-segment eliminations	Total
Adjusted OIBDA, as reported	$3,500	$1,077	$3	$(441)	$4,139
Deduct: Mark-to-market share-based compensation	(1)	—	—	32	31
Add: Total share-based compensation	(1)	—	—	81	80
Adjusted OIBDA, as revised	$3,500	$1,077	$3	$(392)	$4,188

Year Ended December 31, 2017
Adjusted OIBDA, as reported	$2,026	$859	$6	$(360)	$2,531
Deduct: Mark-to-market share-based compensation	—	—	—	3	3
Add: Total share-based compensation	—	—	—	39	39
Adjusted OIBDA, as revised	$2,026	$859	$6	$(324)	$2,567

Year Ended December 31, 2016
Adjusted OIBDA, as reported	$1,922	$835	$(10)	$(334)	$2,413
Deduct: Mark-to-market share-based compensation	—	—	—	38	38
Add: Total share-based compensation	—	—	—	69	69
Adjusted OIBDA, as revised	$1,922	$835	$(10)	$(303)	$2,444

U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2018			2017
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
Revenues:							$	%	$	%
Distribution	$2,456	$156	$2,612	$1,612	$974	$2,586	$844	52%	$26	1%
Advertising	3,749	356	4,105	1,740	2,261	4,001	2,009	NM	104	3%
Other	145	7	152	82	73	155	63	77%	(3)	(2)%
Total revenues	6,350	519	6,869	3,434	3,308	6,742	2,916	85%	127	2%
Costs of revenues, excluding depreciation and amortization	(1,748)	(153)	(1,901)	(917)	(1,087)	(2,004)	(831)	(91)%	103	5%
Selling, general and administrative	(1,102)	(111)	(1,213)	(491)	(758)	(1,249)	(611)	NM	36	3%
Total Adjusted OIBDA	3,500	255	3,755	2,026	1,463	3,489	1,474	73%	266	8%
Mark-to-market share-based compensation	1	—	1	—	1	1	1	NM	—	—%
Depreciation and amortization	(985)	95	(890)	(35)	(1,132)	(1,167)	(950)	NM	277	24%
Restructuring and other charges	(322)	(5)	(327)	(18)	—	(18)	(304)	NM	(309)	NM
Scripps Networks transaction and integration costs	(14)	—	(14)	—	—	—	(14)	NM	(14)	NM
Inter-segment eliminations	2	5	7	(12)	27	15	14	NM	(8)	(53)%
Operating income	$2,182	$350	$2,532	$1,961	$359	$2,320	$221	11%	$212	9%
Revenues
Distribution revenue increased 52%, primarily due to the impact of the Transactions. Excluding the impact of the Transactions and on a pro forma combined basis, distribution revenue increased 1% reflecting the impact of an increase in contractual affiliate rates, partially offset by a decline in subscribers and to a lesser extent, the timing of content deliveries under SVOD arrangements. On a pro forma combined basis, total portfolio subscribers for December 2018 were 4% lower than December 2017 and subscribers to our fully distributed networks were consistent with the prior year, due to additional carriage toward the end of the year, which offset the general trend of subscriber declines.
Advertising revenue increased $2.0 billion, primarily due to the impact of the Transactions. Excluding the impact of the Transactions and on a pro forma combined basis, advertising revenue increased 3%. The increases were due to the continued monetization of our digital content offerings and an increase in pricing, partially offset by the impact of audience declines on our linear networks.
Other revenue increased 77%, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, other revenue decreased 27% due to lower program and merchandising sales. On a pro forma combined basis, other revenue in 2018 was largely consistent with 2017.
Costs of Revenues
Costs of revenues increased 91%, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, costs of revenues decreased 4% and on a pro forma combined basis, costs of revenues decreased 5%. The decreases were primarily due to higher content impairment expenses recorded in costs of revenues in 2017. Content expense was $1.5 billion and $776 million for the years ended December 31, 2018 and 2017, respectively. Pro forma combined content expense was $1.6 billion and $1.7 billion for the years ended December 31, 2018 and 2017, respectively. Content impairment is generally a component of costs of revenue on the consolidated statements of operations. However, during the year ended December 31, 2018, content impairments of $221 million were reflected as a component of restructuring and other charges as a result of the strategic programming changes following the acquisition of Scripps Networks. No content impairments were recorded as a component of restructuring and other charges during the year ended December 31, 2017.

Selling, General and Administrative
Selling, general and administrative expenses increased $611 million in 2018 compared to 2017, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, selling, general and administrative expenses increased 4% as expenses in the prior year were reduced by charge-backs to an equity method investee that is now consolidated. On a pro forma combined basis, selling, general and administrative expenses decreased 3%, primarily as a result of reductions in personnel costs due to restructuring.
Adjusted OIBDA
Adjusted OIBDA increased 73%, primarily due to the impact of the Transactions. Excluding the impact of the Transactions, Adjusted OIBDA increased 3% driven by an increase in revenues and decrease in costs of revenues, partially offset by an increase in selling, general and administrative expenses. On a pro forma combined basis, Adjusted OIBDA increased 8%, driven by an increase in revenues combined with decreases in costs of revenues and selling, general and administrative expenses.
International Networks
The following table presents, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2018			2017
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
Revenues:							$	%	$	%
Distribution	$2,082	$22	$2,104	$1,862	$116	$1,978	$220	12%	$126	6%
Advertising	1,765	69	1,834	1,332	416	1,748	433	33%	86	5%
Other	302	13	315	87	77	164	215	NM	151	92%
Total revenues	4,149	104	4,253	3,281	609	3,890	868	26%	363	9%
Costs of revenues, excluding depreciation and amortization	(2,169)	(52)	(2,221)	(1,677)	(304)	(1,981)	(492)	(29)%	(240)	(12)%
Selling, general and administrative	(903)	(27)	(930)	(745)	(150)	(895)	(158)	(21)%	(35)	(4)%
Total Adjusted OIBDA	1,077	25	1,102	859	155	1,014	218	25%	88	9%
Depreciation and amortization	(315)	(19)	(334)	(222)	(107)	(329)	(93)	(42)%	(5)	(2)%
Impairment of goodwill	—	—	—	(489)	—	(489)	489	NM	489	NM
Restructuring and other charges	(307)	(2)	(309)	(42)	—	(42)	(265)	NM	(267)	NM
Scripps Networks transaction and integration costs	(3)	—	(3)	—	—	—	(3)	NM	(3)	NM
Inter-segment eliminations	(18)	(4)	(22)	—	(27)	(27)	(18)	NM	5	19%
Operating income	$434	$—	$434	$106	$21	$127	$328	NM	$307	NM
Revenues
Distribution revenue increased 12%, mostly due to the impact of the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and on a pro forma combined basis, excluding the impact of foreign currency fluctuations, distribution revenue increased 5%. The increases were primarily driven by increases in subscribers to our linear networks, higher digital subscription revenues in Europe and increases in pricing in Europe and Latin America.
Advertising revenue increased 33%, primarily due to the impact of the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, advertising revenue increased 2%. The increase was primarily attributable to the Olympics. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, advertising revenue increased 3%. The increase was primarily attributable to the Olympics and strength in certain European markets, and to a lesser extent continued monetization of our digital distribution offerings, partially offset by linear viewership declines in Europe and Latin America.
Other revenue increased $215 million. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, other revenue increased $153 million. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, other revenue increased $147 million. The increases were primarily due to sublicensing of Olympics sports rights to broadcast networks throughout Europe during 2018.

Costs of Revenues
Costs of revenues increased 29%, mostly due to the impact of the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, costs of revenues increased 12%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, costs of revenues increased 11%. The increases were primarily attributable to spending on the Olympics, partially offset by content synergies from the integration of Scripps Networks. Content rights expenses, excluding the impact of foreign currency fluctuations, was $1.4 billion and $1.2 billion for the years ended December 31, 2018 and 2017, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, content rights expense was $1.4 billion and $1.3 billion for the years ended December 31, 2018 and 2017, respectively. Content impairment is generally a component of costs of revenue on the consolidated statements of operations. However, during the year ended December 31, 2018, content impairments of $184 million were reflected as a component of restructuring and other charges as a result of the strategic programming changes following the acquisition of Scripps Networks. No content impairments were recorded as a component of restructuring and other charges during the year ended December 31, 2017.
Selling, General and Administrative
Selling, general and administrative expenses increased 21%, mostly due to the impact of the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, selling, general and administrative expenses increased 7%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 2%. The increases were due to increased marketing spend, particularly related to our digital distribution offerings. On a pro forma combined basis, the increase in costs was partially offset by cost savings from the integration of Scripps Networks.
Adjusted OIBDA
Adjusted OIBDA increased 25%, primarily due to the acquisition of Scripps Networks. Excluding the impact of the acquisition of Scripps Networks and foreign currency fluctuations, Adjusted OIBDA increased 2%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 7%. The increases reflect the growth in revenues, which outpaced the increases in costs of revenues and selling, general and administrative expenses.
The impairment of goodwill reflected above for International Networks is a portion of the total goodwill impairment recorded for the European reporting unit during 2017. The remaining portion of the impairment of $838 million is a component of corporate and inter-segment eliminations. The presentation of goodwill impairment is consistent with the financial reports that are reviewed by the Company's CEO. Goodwill has been allocated from corporate assets to reporting units within the International Networks segment.
Education and Other
The following table presents revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions) for Education and Other.

	Year Ended December 31,
	2018	2017	% Change
Revenues	$54	$158	(66)%
Costs of revenues, excluding depreciation and amortization	(17)	(60)	72%
Selling, general and administrative	(34)	(92)	63%
Adjusted OIBDA	3	6	(50)%
Depreciation and amortization	(2)	(5)	60%
Restructuring and other charges	(1)	(3)	67%
Gain (loss) on disposition	85	(4)	NM
Inter-segment eliminations	12	12	NM
Operating income	$97	$6	NM
Subsequent to the sale of an 88% stake in the Education Business resulting in deconsolidation on April 30, 2018, Education and Other only includes activities associated with inter-company sales of productions for our U.S. Networks segment. Adjusted OIBDA decreased $3 million, primarily due to the sale of the Education Business.

Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including revenue, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,
	2018			2017			Actual Change		Pro Forma Combined Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Costs of revenues, excluding depreciation and amortization	(1)	—	(1)	(2)	—	(2)	1	50%	1	50%
Selling, general and administrative	(440)	(21)	(461)	(358)	(98)	(456)	(82)	(23)%	(5)	(1)%
Adjusted OIBDA	(441)	(21)	(462)	(360)	(98)	(458)	(81)	(23)%	(4)	(1)%
Mark-to-market share-based compensation	(32)	(1)	(33)	(3)	(9)	(12)	(29)	NM	(21)	NM
Depreciation and amortization	(96)	—	(96)	(68)	(2)	(70)	(28)	(41)%	(26)	(37)%
Impairment of goodwill	—	—	—	(838)	—	(838)	838	NM	838	NM
Restructuring and other charges	(120)	(3)	(123)	(12)	—	(12)	(108)	NM	(111)	NM
Scripps Networks transaction and integration costs	(93)	28	(65)	(79)	68	(11)	(14)	(18)%	(54)	NM
Loss on disposition	(1)	—	(1)	—	—	—	(1)	NM	(1)	NM
Inter-segment eliminations	4	(1)	3	—	—	—	4	NM	3	NM
Operating loss	$(779)	$2	$(777)	$(1,360)	$(41)	$(1,401)	$581	43%	$624	45%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation and transaction and integration costs related to the acquisition of Scripps Networks.
The Adjusted OIBDA loss increased 23% in 2018 as compared to 2017. Excluding the impact of the Transactions and foreign currency fluctuations, the Adjusted OIBDA loss increased 16%, due to an increase in selling, general and administrative costs driven by increases in technology costs, tax advisory fees, and share-based compensation. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis, the Adjusted OIBDA loss was largely consistent with the prior year as the aforementioned increases were offset by a reduction in personnel costs as a result of restructuring and the integration of Scripps Networks.
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
Items Impacting Comparability
From time to time certain items may impact the comparability of our consolidated results of operations between two periods. In comparing the financial results for the years 2018 and 2017, in addition to the Transactions, the Company has identified foreign currency as one such item, as noted below.
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

The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, which is a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2018 Baseline Rate”), and the prior year amounts translated at the same 2018 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies. Selling, general and administrative expense, as presented below, excludes mark-to-market share-based compensation and Scripps Networks transaction and integration costs due to their impact on comparability between periods.
The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

Consolidated	Year Ended December 31,
	2018	2017	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$4,538	$3,474	31%	29%
Advertising	5,514	3,073	79%	78%
Other	501	326	54%	50%
Total revenues	10,553	6,873	54%	52%
Costs of revenue, excluding depreciation and amortization	3,935	2,656	48%	46%
Selling, general and administrative expense	2,479	1,686	47%	46%
Adjusted OIBDA	$4,139	$2,531	64%	62%
The impact of foreign currency on the comparability of our financial results for International Networks is as follows (dollar amounts in millions):

International Networks	Year Ended December 31,
	2018	2017	% Change (Reported)	% Change (ex-FX)
Revenues:
Distribution	$2,082	$1,862	12%	10%
Advertising	1,765	1,332	33%	31%
Other	302	87	NM	NM
Total revenues	4,149	3,281	26%	24%
Costs of revenue, excluding depreciation and amortization	2,169	1,677	29%	27%
Selling, general and administrative expenses	903	745	21%	20%
Adjusted OIBDA	$1,077	$859	25%	23%

RESULTS OF OPERATIONS – 2017 vs. 2016
Consolidated Results of Operations – 2017 vs. 2016
Our consolidated results of operations for 2017 and 2016 were as follows (in millions).

	Year Ended December 31,
	2017	2016	% Change
Revenues:
Distribution	$3,474	$3,213	8%
Advertising	3,073	2,970	3%
Other	326	314	4%
Total revenues	6,873	6,497	6%
Costs of revenues, excluding depreciation and amortization	2,656	2,432	9%
Selling, general and administrative	1,768	1,690	5%
Impairment of goodwill	1,327	—	NM
Depreciation and amortization	330	322	2%
Restructuring and other charges	75	58	29%
Loss (gain) on disposition	4	(63)	NM
Total costs and expenses	6,160	4,439	39%
Operating income	713	2,058	(65)%
Interest expense	(475)	(353)	35%
Loss on extinguishment of debt	(54)	—	NM
Loss from equity method investees, net	(211)	(38)	NM
Other (expense) income, net	(110)	4	NM
(Loss) income before income taxes	(137)	1,671	NM
Income tax expense	(176)	(453)	(61)%
Net (loss) income	(313)	1,218	NM
Net income attributable to noncontrolling interests	—	(1)	NM
Net income attributable to redeemable noncontrolling interests	(24)	(23)	4%
Net (loss) income available to Discovery, Inc.	$(337)	$1,194	NM

NM - Not meaningful
Revenues
Distribution revenue increased 8% in 2017 compared to 2016. Excluding the impact of foreign currency fluctuations, distribution revenue increased 7%. U.S. Networks distribution revenue increases were driven by increases in affiliate fee rates and increases in SVOD revenue partially offset by a decline in affiliate subscribers. Total U.S. Networks portfolio subscribers declined 5% for the year ended December 31, 2017, while subscribers to our fully distributed networks declined 3% for the same period. International Networks' distribution revenue increase was mostly due to increases in contractual rates in Europe following further investment in sports content, and to a lesser extent increases in Latin America due to increases in rates offset by decreases in subscribers. Contributions from other distribution revenues also contributed slightly to growth. Other distribution revenues were comprised of content deliveries under licensing agreements. These increases were partially offset by decreases in contractual rates in Asia.
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

Other revenue increased 4% compared with the prior year, primarily due to the formation and consolidation of the MTG joint venture (then known as VTEN) during the third quarter of the current year. (See Note 3 to the accompanying consolidated financial statements.)
Costs of Revenues
Costs of revenues increased 9%. Excluding the impact of foreign currency fluctuations, OWN and MTG transactions and the Group Nine Transaction, costs of revenues increased 7% for the year ended December 31, 2017. The increase was primarily attributable to increased spending on content at our International Networks segment, particularly sports rights and associated production costs. Content amortization was $1.9 billion and $1.7 billion for the years ended December 31, 2017 and December 31, 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 5%. Excluding the impact of foreign currency fluctuations, OWN and MTG transactions, selling, general and administrative expenses increased 3% for the year ended December 31, 2017. The increase was primarily due to transaction costs for the Scripps Networks acquisition and integration costs of $79 million, including the $35 million charge associated with the modification of Advance/Newhouse's preferred stock. (See Note 12 to the accompanying consolidated financial statements.)
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
Interest Expense
Interest expense increased $122 million for the year ended December 31, 2017 primarily due to costs incurred for the unsecured bridge loan commitment as well as interest accrued on the senior notes issued on September 21, 2017 for the financing of the Scripps Networks acquisition. (See Note 9 to the accompanying consolidated financial statements.)
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
Other expense increased $114 million in 2017. We recorded foreign currency losses during 2017 compared to foreign currency gains during 2016, mostly due to exchange rate changes on the U.S. dollar compared with the British pound that impacted foreign currency monetary assets. Increases in losses from derivative instruments primarily resulted from losses of $98 million on interest rate contracts used to economically hedge the pricing for the issuance of a portion of the dollar-denominated senior notes, which were settled on September 21, 2017. The interest rate contracts did not receive hedging designation. The losses were partially offset by various other items, including a gain of $17 million on previously settled interest rate contracts for which the hedged issuance of debt is considered remote following the issuance of the senior notes on September 21, 2017. (See Note 9 and Note 10 to the accompanying consolidated financial statements.) On November 30, 2017, the Company acquired from Harpo a controlling interest in OWN. We recognized a remeasurement gain to account for the difference between the carrying value and the fair value of our previously held 49.50% equity interest. (See Note 3 to the accompanying consolidated financial statements.)
Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate.

	Year Ended December 31,
	2017		2016
U.S. federal statutory income tax provision	$(48)	35%	$585	35%
State and local income taxes, net of federal tax benefit	23	(18)%	(36)	(2)%
Effect of foreign operations	(35)	25%	(17)	(1)%
Domestic production activity deductions	(52)	39%	(62)	(4)%
Change in uncertain tax positions	60	(44)%	8	—%
Preferred stock modification	12	(9)%	—	—%
Goodwill impairment	458	(334)%	—	—%
Renewable energy investments tax credits (See Note 4)	(195)	142%	(17)	(1)%
U.S. Legislative Changes	(43)	32%	—	—%
Other, net	(4)	4%	(8)	—%
Income tax expense	$176	(128)%	$453	27%

Income tax expense was $176 million and $453 million and our effective tax rate was (128)% and 27% for 2017 and 2016, respectively. During 2017, the decrease in the effective tax rate was primarily attributable to the impact of non-cash goodwill impairment charges that are non-deductible for tax purposes. Thereafter, the decrease in the effective tax rate was primarily due to investment tax credits that we receive related to our renewable energy investments, and to a lesser extent, the domestic production activity deduction benefit, the allocation and taxation of income among multiple foreign and domestic jurisdictions, and the impact of the TCJA (see Note 18 to the accompanying consolidating financial statements). The benefits were partially offset by an increase in reserves for uncertain tax positions in 2017. In 2016, we favorably resolved multi-year state tax positions that resulted in a reduction of reserves related to uncertain tax positions that did not recur in 2017.
Segment Results of Operations – 2017 vs. 2016
The table below presents the calculation of total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2017	2016	% Change
Revenues:
U.S. Networks	$3,434	$3,285	5%
International Networks	3,281	3,040	8%
Education and Other	158	174	(9)%
Corporate and inter-segment eliminations	—	(2)	NM
Total revenues	6,873	6,497	6%
Costs of revenues, excluding depreciation and amortization	(2,656)	(2,432)	9%
Selling, general and administrative(a)	(1,686)	(1,652)	2%
Adjusted OIBDA	$2,531	$2,413	5%
(a)Selling, general and administrative expenses exclude mark-to-market share-based compensation, restructuring and other charges, gains (losses) on dispositions and third-party transaction costs directly related to the Scripps Networks acquisition and planned integration.

The table below presents a reconciliation of consolidated net income available to Discovery, Inc. to total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2017	2016	% Change
Net (loss) income available to Discovery, Inc.	$(337)	$1,194	(128)%
Net income attributable to redeemable noncontrolling interests	24	23	4%
Net income attributable to noncontrolling interests	—	1	NM
Income tax expense	176	453	(61)%
Other expense (income), net	110	(4)	NM
Loss from equity investees, net	211	38	NM
Loss on extinguishment of debt	54	—	NM
Interest expense	475	353	35%
Operating income	713	2,058	(65)%
Loss (gain) on disposition	4	(63)	NM
Restructuring and other charges	75	58	29%
Depreciation and amortization	330	322	2%
Impairment of goodwill	1,327	—	NM
Mark-to-market share-based compensation	3	38	NM
Scripps Networks transaction and integration costs	79	—	NM
Total Adjusted OIBDA	$2,531	$2,413	5%

Adjusted OIBDA:
U.S. Networks	$2,026	$1,922	5%
International Networks	859	835	3%
Education and Other	6	(10)	NM
Corporate and inter-segment eliminations	(360)	(334)	8%
Total Adjusted OIBDA	$2,531	$2,413	5%
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

Revenues
Distribution revenues increased 5%. Excluding the impact of the OWN transaction, distribution revenues increased 4%, primarily driven by increases in affiliate fee rates and increases in SVOD revenue due to the timing of content deliveries. These increases were partially offset by a decline in affiliate subscribers. Total portfolio subscribers declined 5% for the year ended December 31, 2017, while subscribers to our fully distributed networks declined 3% for the same period.
Advertising revenue increased 3%. Excluding the impact of the OWN and MTG transactions and the Group Nine Transaction, advertising revenue increased 2% for the year ended December 31, 2017. The increase was primarily due to pricing increases and continued monetization of our GO platform, partially offset by lower audience delivery due to continued linear distribution audience universe declines.
Other revenue increased 30% primarily due to the formation and consolidation of the MTG joint venture (then known as VTEN) during the third quarter of the current year. (See Note 3 to the accompanying consolidated financial statements.)
Costs of Revenues
Costs of revenues increased 3% for the year ended December 31, 2017. Excluding the impact of OWN and MTG transactions and the Group Nine Transaction, costs of revenue increased 1%. Content amortization was $752 million and $716 million for 2017 and 2016, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 4%. Excluding the impact of OWN and MTG transactions and the Group Nine Transaction, selling, general and administrative expenses increased 1% for the year ended December 31, 2017. Increased spending on viewer research was offset by decreases in personnel and marketing costs.
Adjusted OIBDA
Adjusted OIBDA increased 5% primarily due to increases in distribution and advertising revenues, partially offset by increases in costs of revenues. Excluding the impact of the OWN and MTG transactions and the Group Nine Transaction, adjusted OIBDA also increased 5%.
International Networks
The following table presents, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2017	2016	% Change
Revenues:
Distribution	$1,862	$1,681	11%
Advertising	1,332	1,279	4%
Other	87	80	9%
Total revenues	3,281	3,040	8%
Costs of revenues, excluding depreciation and amortization	(1,677)	(1,462)	15%
Selling, general and administrative	(745)	(743)	—%
Adjusted OIBDA	859	835	3%
Depreciation and amortization	(222)	(221)	—%
Impairment of goodwill	(489)	—	NM
Restructuring and other charges	(42)	(26)	62%
Gain on disposition	—	13	NM
Inter-segment eliminations	—	(4)	NM
Operating income	$106	$597	(82)%

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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the year ended December 31, 2018, we funded our working capital needs primarily through cash flows from operations. As of December 31, 2018, we had $986 million of cash and cash equivalents on hand. We are a well-known seasoned issuer and have demonstrated the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice. Access to sufficient capital from the public market is not assured.

•	Debt
Senior Notes
In connection with the acquisition of Scripps Networks on March 6, 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes").

On April 3, 2018, pursuant to the Offering Memorandum and Consent Solicitation Statement to Exchange dated March 5, 2018, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, completed the exchange of $2.3 billion aggregate principal amount of Scripps Networks Senior Notes, for $2.3 billion aggregate principal amount of DCL's 2.750% senior notes due 2019 (the "2019 Notes"), 2.800% senior notes due 2020 (the "2020 Notes"), 3.500% senior notes due 2022 (the "2022 Notes"), 3.900% senior notes due 2024 (the "2024 Notes") and 3.950% senior notes due 2025 (the "2025 Notes"). Interest on the 2019 Notes and the 2024 Notes is payable semi-annually in arrears on May 15 and November 15 of each year. Interest on the 2020 Notes, the 2022 Notes and the 2025 Notes is payable semi-annually in arrears on June 15 and December 15 of each year commencing in 2018. The exchange was accounted for as a debt modification and, as a result, third-party issuance costs were expensed as incurred.
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
On March 13, 2017, DCL issued $450 million principal amount of 3.800% senior notes due March 13, 2024 (the "2017 USD Notes") and an additional $200 million principal amount of its existing 4.900% senior notes due March 11, 2026 (the "2016 USD Notes"). Interest on the 2017 USD Notes is payable semi-annually on March 13 and September 13 of each year. Interest on the 2016 USD Notes is payable semi-annually on March 11 and September 11 of each year. The proceeds received by DCL from the 2017 USD Notes were net of a $1 million issuance discount and $4 million of debt issuance costs. The proceeds received by DCL from the 2016 USD Notes included a $10 million issuance premium and were net of $2 million of debt issuance costs.
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
Revolving Credit Facility
We have access to a $2.5 billion revolving credit facility, as amended on August 11, 2017. (See Note 9 to the accompanying consolidated financial statements.) Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of December 31, 2018, the Company had outstanding borrowings under the revolving credit facility of $225 million at a weighted average interest rate of 3.82%. The revolving credit facility agreement provides for a maturity date of August 11, 2022 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement, as amended on August 11, 2017, continues to require DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and now requires a consolidated leverage ratio of financial covenant of 5.50 to 1.00, with step-downs to 5.00 to 1.00 in the first year after the closing of the acquisition of Scripps Networks and 4.50 to 1.00 in the second year after the closing. As of December 31, 2018, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.

Term Loans
On August 11, 2017, DCL entered into a delayed draw and unsecured term loan credit facility (the "Term Loans"), with a three-year tranche and a five-year tranche, each with a principal amount of up to $1 billion. The term of each delayed draw loan commenced on March 6, 2018 when Discovery borrowed the full amount of both tranches to finance a portion of the acquisition of Scripps Networks. As of December 31, 2018, the Company had used cash from operations and borrowings under the commercial paper program to repay in full the Term Loan borrowings.
Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1 billion. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit rating assigned to the notes at the time of issuance. As of December 31, 2018, we did not have outstanding commercial paper borrowings. Borrowings under the commercial paper program would reduce the borrowing capacity under the revolving credit facility arrangement referenced above.
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
The Company enters into multi-year lease arrangements for transponders, office space, studio facilities and other equipment. Most leases are not cancelable prior to their expiration. On January 9, 2018, the Company announced plans to relocate its global headquarters from Silver Spring, Maryland ("the Silver Spring property") to New York City in 2019. During the third quarter, the Company entered into a sale-lease back transaction for the Silver Spring property. The lease is classified as an operating lease. As a result of the sale, the Company received net proceeds of $68 million and recognized an impairment loss of $12 million for the year ended December 31, 2018 which is reflected in depreciation and amortization on the consolidated statements of operations.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Investments and Business Combinations
Scripps Networks Acquisition
On March 6, 2018, Discovery completed the acquisition of Scripps Networks (the "acquisition of Scripps Networks"). The Company elected to exercise in full the cash top-up option. The acquisition of Scripps Networks consideration consisted of (i) for Scripps Networks shareholders who did not make an election or elected the mixed consideration, $65.82 in cash and 1.0584 shares of Discovery Series C common stock for each Scripps Networks share, (ii) for Scripps Networks shareholders that elected the cash consideration, $90.00 in cash for each Scripps Networks share and (iii) for Scripps Networks shareholders that elected the stock consideration, 3.9392 shares of Discovery Series C common stock for each Scripps Networks share, subject to the terms and conditions set forth in the Agreement and Plan of Merger by and among Discovery, Scripps Networks and Skylight Merger Sub, Inc., dated July 30, 2017 (the "Merger Agreement").
The consideration for the acquisition of Scripps Networks totaled $12 billion, including cash of $8.8 billion and stock of $3.2 billion based on share prices as of March 6, 2018.
In addition, we assumed $2.5 billion aggregate principal amount of Scripps Networks 2.75% senior notes due 2019, 2.8% senior notes due 2020, 3.5% senior notes due 2022, 3.9% senior notes due 2024 and 3.95% senior notes due 2025. On April 3, 2018, we completed a transaction in which most of Scripps Network outstanding debt was exchanged for DCL senior notes. In connection with that transaction, Scripps Networks Interactive, Inc., a wholly-owned subsidiary of the Company, fully and unconditionally guaranteed the DCL senior notes.

•	Other Investments
Our uses of cash have included investment in equity method investments and equity investments without readily determinable fair value. (See Note 4 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. During the year ended December 31, 2018, we contributed $17 million in limited liability companies that sponsor renewable energy projects related to solar energy.

•	Redeemable Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $415 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. (See Note 11 to the accompanying consolidated financial statements.)

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in Note 22 to the accompanying consolidated financial statements.

•	Common Stock Repurchases
The Company's stock repurchase program, which authorized management to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing market prices or pursuant to one or more accelerated stock repurchase or other derivative arrangements as permitted by securities laws and other legal requirements and subject to stock price, business and market conditions and other factors, expired on October 8, 2017, and we have not repurchased any shares of common stock since then. As of December 31, 2018, the Company had repurchased 3 million and 164 million shares of our Series A and Series C common stock over the life of the program for the aggregate purchase price of $171 million and $6.6 billion, respectively. We have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In the future, should our board of directors authorize a new stock repurchase program, we may also choose to fund stock repurchases through borrowings under our revolving credit facility and future financing transactions. (See Note 12 to the accompanying consolidated financial statements).

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the year ended December 31, 2018, we made cash payments of $389 million and $740 million for income taxes and interest on our outstanding debt, respectively.

•	Debt
We have $1.8 billion of outstanding senior notes due in 2019, of which $411 million of our 5.625% senior notes due in August 2019 will be redeemed on March 21, 2019. (See Note 9 to the accompanying consolidated financial statements.) As of December 31, 2018, the Company had repaid in full $2 billion in Term Loans using cash from operations and borrowings under the Company's commercial paper program.

•	Restructuring and Other
Our uses of cash include restructuring and other charges related to contract terminations and employee terminations. These charges result from activities to integrate Scripps Networks and establish an efficient cost structure. As of December 31, 2018, we had restructuring liabilities of $108 million related to employee and contract terminations. (See Note 17 to the accompanying consolidated financial statements.) We expect to incur additional restructuring and integration expenses related to employee and contract terminations, relocation from the Silver Spring property to New York City, and costs related to content.

•	Share-Based Compensation
We expect to continue to make payments for vested cash-settled share-based awards. Actual amounts expensed and payable for cash-settled awards are dependent on future fair value calculations, which are primarily affected by changes in our stock price or changes in the number of awards outstanding. During 2018, no payments were made for cash-settled share-based awards. As of December 31, 2018, liabilities totaled $54 million for outstanding liability-classified share-based compensation awards, of which $23 million was classified as current. (See Note 15 to the accompanying consolidated financial statements.)

Cash Flows
Changes in cash and cash equivalents were as follows (in millions).

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents, beginning of period	$7,309	$300	$390
Cash provided by operating activities	2,576	1,629	1,380
Cash used in investing activities	(8,593)	(633)	(256)
Cash (used in) provided by financing activities	(283)	5,951	(1,184)
Effect of exchange rate changes on cash and cash equivalents	(23)	62	(30)
Net change in cash and cash equivalents	(6,323)	7,009	(90)
Cash and cash equivalents, end of period	$986	$7,309	$300
Operating Activities
Cash provided by operating activities increased $947 million for the twelve months ended December 31, 2018 as compared to the twelve months ended December 31, 2017. The increase was primarily attributable to increases in income following the acquisition of Scripps Networks, partially offset by cash paid for interest and spending on content, including sports rights.
Cash provided by operating activities increased $249 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily attributable to a $253 million decrease in cash paid for taxes. The decrease in cash paid for taxes, net, for the year ended December 31, 2017 is mostly due to the tax impact from our investments in limited liability companies that sponsor renewable energy projects related to solar energy. (See Note 5 and Note 22 to the accompanying consolidated financial statements.) Declines in working capital, primarily due to changes in accounts receivable, were offset by a decrease in the net negative effect of foreign currency and increases in payables.
Investing Activities
Cash flows used in investing activities increased $8.0 billion for the twelve months ended December 31, 2018 as compared to the twelve months ended December 31, 2017. The increase was primarily attributable to the acquisition of Scripps Networks, partially offset by a reduction in payments for investments. See Note 3 to the accompanying consolidated financial statements.
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
Financing Activities
Cash flows provided by financing activities decreased $6.2 billion for the twelve months ended December 31, 2018 as compared to the twelve months ended December 31, 2017. The decrease was primarily attributable to net borrowings in 2017 used to finance the acquisition of Scripps Networks, offset by decreases in cash used to buy back stock and increases in issuances of commercial paper.
Cash flows provided by financing activities increased $7.1 billion for the twelve months ended December 31, 2017 as compared to the twelve months ended December 31, 2016. The increase was primarily attributable to proceeds from the issuance of senior notes which were used to finance the acquisition of Scripps Networks (see Note 9 to the accompanying consolidated financial statements) and a decrease in repurchases of stock of $771 million, offset by an increase in principal repayments of debt.

Capital Resources
As of December 31, 2018, capital resources were comprised of the following (in millions).

	December 31, 2018
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$986	$—	$—	$986
Revolving credit facility	2,500	1	225	2,274
Senior notes (a)	16,671	—	16,671	—
Program financing line of credit	26	—	22	4
Total	$20,183	$1	$16,918	$3,264
(a) Interest on senior notes is paid annually, semi-annually or quarterly. Our senior notes outstanding as of December 31, 2018 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2047.
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
As of December 31, 2018, we held $242 million of our $986 million of cash and cash equivalents in our foreign subsidiaries. The TCJA enacted on December 22, 2017 featured a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation tax on unremitted foreign earnings. The U.S. taxation of these amounts, notwithstanding, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Obligations
As of December 31, 2018, our significant contractual obligations, including related payments due by period, were as follows (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$16,671	$1,811	$2,038	$2,779	$10,043
Interest payments	7,762	665	1,134	954	5,009
Capital lease obligations:
Principal payments	252	42	75	67	68
Interest payments	34	9	12	8	5
Operating lease obligations	944	89	182	109	564
Content	6,012	1,431	1,470	972	2,139
Other	1,363	523	552	199	89
Total	$33,038	$4,570	$5,463	$5,088	$17,917

The above table does not include certain long-term obligations as the timing or the amount of the payments cannot be predicted. For example, as of December 31, 2018, we have recorded $415 million for redeemable equity (see Note 11 to the accompanying consolidated financial statements), although we are unable to predict reasonably the ultimate amount or timing of any payment. The current portion of the liability for cash-settled share-based compensation awards was $23 million as of December 31, 2018. Additionally, reserves for unrecognized tax benefits have been excluded from the above table because we are unable to predict reasonably the ultimate amount or timing of settlement. Our unrecognized tax benefits totaled $378 million as of December 31, 2018.
The above table also does not include DCL's revolving credit facility that, during the year ended December 31, 2018, allowed DCL and certain designated foreign subsidiaries of DCL to borrow up to $2.5 billion, including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program discussed below. As of December 31, 2018, the revolving credit facility agreement provided for a maturity date of August 11, 2022 and the option for up to two additional 364-day renewal periods.
From time to time we may provide our equity method investees additional funding that has not been committed to as of December 31, 2018 based on unforeseen investee opportunities or cash flow needs. (See Note 4 to the accompanying consolidated financial statements.)
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

Put Rights
The Company has granted put rights to certain consolidated subsidiaries. Harpo, GoldenTree, Hasbro, Inc. ("Hasbro") and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in OWN, MTG, Discovery Family and Discovery Japan, respectively. The Company recorded the carrying value of the noncontrolling interest in the equity associated with the put rights for OWN, MTG, Discovery Family and Discovery Japan as a component of redeemable noncontrolling interest in the amounts of $58 million, $121 million, $206 million and $30 million, respectively. (See Note 11 to the accompanying consolidated financial statements.)
Pension Obligations
We sponsor a qualified defined benefit pension plan (“Pension Plan”) that covers certain U.S.-based employees. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”).
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our Pension Plan in 2019 and estimated benefit payments for our SERP. We do not anticipate contributing any cash to fund our Pension Plan in 2019. Payments for the SERP have been estimated over a ten-year period. Accordingly, the amounts in the over five years column include estimated payments for the 2024 through 2028 periods. While benefit payments under these plans are expected to continue beyond 2028, we believe it is not practicable to estimate payments beyond this period.
Non-controlling Interest
The Food Network and Cooking Channel are operated and organized under the terms of the TV Food Network Partnership (the "Partnership"). The Company and a non-controlling owner hold interests in the Partnership. During the fourth quarter of 2016, the Partnership agreement was extended and specifies a dissolution date of December 31, 2020. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily our equity method investees and Liberty Media, Liberty Global, Liberty Interactive and Liberty Broadband (together, the "Liberty Entities"). Information regarding transactions and amounts with related parties is discussed in Note 21 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during 2018. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K and accompanying notes. Management considers an accounting policy to be critical if it is important to reporting our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. We consider policies relating to the following matters to be critical accounting policies:

•	Revenue recognition;

•	Goodwill and intangible assets;

•	Income taxes;

•	Business combinations (See Note 3);

•	Content rights; and

•	Equity method investments.
With respect to our accounting policy for goodwill, we further supplement disclosures in Note 2 with the following:
Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units are as follows: U.S. Networks, Europe, Latin America, and Asia-Pacific.
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
During the fourth quarter of 2018, we performed a qualitative goodwill impairment assessment for all reporting units. This assessment included, but was not limited to, consideration of the results of the Company's most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key personnel and the Company's share price. Based on this assessment, the Company determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values, except for its Asia-Pacific reporting unit.
Based on the results of the qualitative assessment, the Company performed a quantitative step 1 impairment test (comparison of fair value to carrying value) for its Asia-Pacific reporting unit, which indicated limited headroom (the excess of fair value over carrying value) of 10%. In performing the step 1 test, the Company determined the fair value of its Asia-Pacific reporting unit by using a combination of discounted cash flow ("DCF") analyses and market-based valuation methodologies. The results of these valuation methodologies were weighted 50% towards the DCF analyses and 50% towards the market-based approach. The models relied on significant judgments and assumptions surrounding general market conditions, short-term growth rates, a terminal growth rate of 2.5%, and detailed management forecasts of future cash flow projections. Fair values were determined primarily by discounting estimated future cash flows at a weighted average cost of capital of 12%. During our annual impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 100 basis point change in the discount rate selected would not have impacted the test results. Additionally, the Company could reduce the terminal growth rate from its current 2.5% to 2.0% and the fair value of the Asia-Pacific reporting unit would still exceed its carrying value. As of December 31, 2018, the carrying value of goodwill assigned to the Asia-Pacific reporting unit was $188 million. Management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. See Item 1A, "Risk Factors" for details on all significant risks that could impact the Company's ability to successfully grow its cash flows. Additionally, as the Asia-Pacific reporting unit operates in foreign markets with various functional currencies and has significant U.S. dollar denominated assets, changes in foreign exchange rates that result in strengthening of the U.S. dollar may negatively impact the fair value of the reporting unit and the calculation of excess carrying value.

For an in-depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding estimates and assumptions involved in their application, see Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Interest Rates
We are exposed to the impact of interest rate changes primarily through our actual and potential borrowing activities. During the year ended December 31, 2018, we had access to a $2.5 billion revolving credit facility with outstanding borrowings of $225 million as of December 31, 2018. We also have access to a commercial paper program and had no outstanding borrowings as of December 31, 2018. The interest rate on borrowings under the revolving credit facility is variable based on an underlying index and DCL's then-current credit rating for its publicly traded debt. The revolving credit facility provides for a maturity date of August 11, 2022 and the option for up to two additional 364-day renewal periods. As of December 31, 2018, we had outstanding debt with a book value of $16.7 billion under various public senior notes with fixed interest rates and $400 million with a floating interest rate.
In 2017, we entered into a delayed draw unsecured term loan credit facility, with three-year and five-year tranches, each with a principal amount of up to $1 billion. The Term Loans' interest rates were based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. As of December 31, 2018, we had repaid the Term Loans in full.
Our current objectives in managing exposure to interest rate changes are to limit the impact of interest rates on earnings and cash flows. To achieve these objectives, we may enter into variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR, in order to reduce the amount of interest paid. As of December 31, 2018, we have no outstanding interest rate swaps.
As of December 31, 2018, the fair value of our outstanding public senior notes was $16.3 billion. The fair value of our long-term debt may vary as a result of market conditions and other factors. A change in market interest rates will impact the fair market value of our fixed rate debt. The potential change in fair value of these senior notes from an adverse 100 basis-point change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $1.1 billion as of December 31, 2018.
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

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive loss as a separate component of equity. Any increase or decrease in the value of the U.S. dollar against any foreign functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation gains (losses) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our net income (loss), other comprehensive income (loss) and equity with respect to our holdings solely as a result of changes in foreign currency.
The majority of our foreign currency exposure is to the Euro, Polish zloty, and the Brazilian real. We may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge certain exposures associated with affiliate revenue, the cost for producing or acquiring content, certain intercompany transactions or in connection with forecasted business combinations. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. The net market value of our foreign currency derivative instruments intended to hedge future cash flows held at December 31, 2018 was an asset value of $10 million. Most of our non-functional currency risks related to our revenue, operating expenses and capital expenditures were not hedged as of December 31, 2018. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.
Derivatives
We may use derivative financial instruments to modify our exposure to exogenous events and market risks from changes in foreign currency exchange rates, interest rates, and the fair value of investments with readily determinable fair values. We do not use derivative financial instruments unless there is an underlying exposure. While derivatives are used to mitigate cash flow risk and the risk of declines in fair value, they also limit potential economic benefits to our business in the event of positive shifts in foreign currency exchange rates, interest rates and market values. We do not hold or enter into financial instruments for speculative trading purposes.
Market Values of Investments
In addition to derivatives, we had investments in entities accounted as equity method investments, equity investments, and other highly liquid instruments, such as money market and mutual funds, that are accounted for at fair value. The carrying values of investments in equity method investees, equity investments, and equity securities were $935 million, $456 million, and $502 million, respectively, at December 31, 2018. Investments in mutual funds include both fixed rate and floating rate interest earning securities that carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future.

ITEM 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Discovery, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2018 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on the specified criteria.
The Company’s management has excluded Scripps Networks Interactive, Inc. ("Scripps Networks") from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination in 2018. Scripps Networks is a wholly-owned subsidiary whose total assets and total revenues excluded from the assessment represented approximately 11% and 29%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Discovery, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Discovery, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report On Internal Control Over Financial Reporting, management has excluded Scripps Networks from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Scripps Networks from our audit of internal control over financial reporting. Scripps Networks is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 11% and approximately 29%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 1, 2019

We have served as the Company’s auditor since 2008.

DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$986	$7,309
Receivables, net	2,620	1,838
Content rights, net	313	410
Prepaid expenses and other current assets	312	434
Total current assets	4,231	9,991
Noncurrent content rights, net	3,069	2,213
Property and equipment, net	800	597
Goodwill	13,006	7,073
Intangible assets, net	9,674	1,770
Equity method investments, including note receivable (See Note 4)	935	335
Other noncurrent assets	835	576
Total assets	$32,550	$22,555
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$325	$277
Accrued liabilities	1,563	1,309
Deferred revenues	249	255
Current portion of debt	1,860	30
Total current liabilities	3,997	1,871
Noncurrent portion of debt	15,185	14,755
Deferred income taxes	1,811	319
Other noncurrent liabilities	1,040	587
Total liabilities	22,033	17,532
Commitments and contingencies (See Note 22)
Redeemable noncontrolling interests	415	413
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued, and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized, issued, and outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 160 and 157 shares issued; and 157 and 154 shares outstanding	2	1
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 524 and 383 shares issued; and 360 and 219 shares outstanding	5	4
Additional paid-in capital	10,647	7,295
Treasury stock, at cost: 167 shares	(6,737)	(6,737)
Retained earnings	5,254	4,632
Accumulated other comprehensive loss	(785)	(585)
Total Discovery, Inc. stockholders’ equity	8,386	4,610
Noncontrolling interests	1,716	—
Total equity	10,102	4,610
Total liabilities and equity	$32,550	$22,555
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Distribution	$4,538	$3,474	$3,213
Advertising	5,514	3,073	2,970
Other	501	326	314
Total revenues	10,553	6,873	6,497
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	3,935	2,656	2,432
Selling, general and administrative	2,620	1,768	1,690
Impairment of goodwill	—	1,327	—
Depreciation and amortization	1,398	330	322
Restructuring and other charges	750	75	58
(Gain) loss on disposition	(84)	4	(63)
Total costs and expenses	8,619	6,160	4,439
Operating income	1,934	713	2,058
Interest expense, net	(729)	(475)	(353)
Loss on extinguishment of debt	—	(54)	—
Loss from equity investees, net	(63)	(211)	(38)
Other (expense) income, net	(120)	(110)	4
Income (loss) before income taxes	1,022	(137)	1,671
Income tax expense	(341)	(176)	(453)
Net income (loss)	681	(313)	1,218
Net income attributable to noncontrolling interests	(67)	—	(1)
Net income attributable to redeemable noncontrolling interests	(20)	(24)	(23)
Net income (loss) available to Discovery, Inc.	$594	$(337)	$1,194
Net income (loss) per share available to Discovery, Inc. Series A, B and C common stockholders:
Basic	$0.86	$(0.59)	$1.97
Diluted	$0.86	$(0.59)	$1.96
Weighted average shares outstanding:
Basic	498	384	401
Diluted	688	576	610
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$681	$(313)	$1,218
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(189)	183	(191)
Available-for-sale securities	—	15	38
Pension plan and SERP	3	—	—
Derivatives	12	(20)	24
Comprehensive income (loss)	507	(135)	1,089
Comprehensive income attributable to noncontrolling interests	(67)	—	(1)
Comprehensive income attributable to redeemable noncontrolling interests	(20)	(25)	(23)
Comprehensive income (loss) attributable to Discovery, Inc.	$420	$(160)	$1,065
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income (loss)	$681	$(313)	$1,218
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Share-based compensation expense	80	39	69
Depreciation and amortization	1,398	330	322
Content rights amortization and impairment	3,288	1,910	1,773
Impairment of goodwill	—	1,327	—
(Gain) loss on disposition	(84)	4	(63)
Remeasurement gain on previously held equity interests	—	(34)	—
Equity in earnings and distributions from equity method investee companies	138	223	44
Deferred income taxes	(131)	(199)	(27)
Loss on extinguishment of debt	—	54	—
Realized loss from derivative instruments, net	—	98	3
Other-than-temporary impairment of AFS investments	—	—	62
Other, net	141	85	50
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(84)	(258)	(25)
Content rights and payables, net	(2,883)	(1,947)	(1,904)
Accounts payable and accrued liabilities	(74)	265	(10)
Prepaid income taxes and income taxes receivable	57	20	(31)
Foreign currency and other, net	49	25	(101)
Cash provided by operating activities	2,576	1,629	1,380
Investing Activities
Business acquisitions, net of cash acquired	(8,565)	(60)	—
Payments for investments, net	(61)	(444)	(272)
Proceeds from dispositions, net of cash disposed	107	29	19
Proceeds from sale of assets	68	—	—
Purchases of property and equipment	(147)	(135)	(88)
Distributions from equity method investees	1	77	87
Payments for derivative instruments, net	(2)	(101)	—
Other investing activities, net	6	1	(2)
Cash used in investing activities	(8,593)	(633)	(256)
Financing Activities
Commercial paper repayments, net	(5)	(48)	(45)
Borrowings under revolving credit facility	—	350	613
Principal repayments of revolving credit facility	(200)	(475)	(835)
Borrowings under term loan facilities	2,000	—	—
Principal repayments of term loans	(2,000)	—	—
Borrowings from debt, net of discount and including premiums	—	7,488	498
Principal repayments of debt, including discount payment and premiums to par value	(16)	(650)	—
Payments for bridge financing commitment fees	—	(40)	—
Principal repayments of capital lease obligations	(50)	(33)	(28)
Repurchases of stock	—	(603)	(1,374)
Cash settlement (prepayments) of common stock repurchase contracts	—	58	(57)
Distributions to noncontrolling interests and redeemable noncontrolling interests	(76)	(30)	(22)
Share-based plan proceeds, net	54	16	39
Borrowings under program financing line of credit	22	—	—
Hedge of borrowings from debt instruments	—	—	40
Other financing activities, net	(12)	(82)	(13)
Cash (used in) provided by financing activities	(283)	5,951	(1,184)
Effect of exchange rate changes on cash and cash equivalents	(23)	62	(30)
Net change in cash and cash equivalents	(6,323)	7,009	(90)
Cash and cash equivalents, beginning of period	7,309	300	390
Cash and cash equivalents, end of period	$986	$7,309	$300
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2015	109	$2	536	$5	$7,021	$(5,461)	$4,517	$(633)	$5,451	$—	$5,451
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,194	—	1,194	1	1,195
Other comprehensive loss	—	—	—	—	—	—	—	(129)	(129)	—	(129)
Repurchases of stock and stock settlement of common stock repurchase contracts	(9)	—	—	—	—	(895)	(479)	—	(1,374)	—	(1,374)
Prepayments for common stock repurchase contracts	—	—	—	—	(57)	—	—	—	(57)	—	(57)
Share-based compensation	—	—	—	—	35	—	—	—	35	—	35
Excess tax benefits from share-based compensation	—	—	—	—	7	—	—	—	7	—	7
Tax settlements associated with share-based compensation	—	—	—	—	(11)	—	—	—	(11)	—	(11)
Issuance of stock in connection with share-based plans	—	—	5	—	51	—	—	—	51	—	51
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	(1)	—	2	—	—	—	—	—	—	—	—
December 31, 2016	99	2	543	5	7,046	(6,356)	5,232	(762)	5,167	—	5,167
Net loss available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	(337)	—	(337)	—	(337)
Cumulative effect of accounting change - share-based payments	—	—	—	—	4	—	(4)	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	177	177	—	177
Preferred stock modification	(82)	(2)	—	—	37	—	—	—	35	—	35
Repurchases of stock	(3)	—	—	—	—	(381)	(222)	—	(603)	—	(603)
Excess of fair value received over book value of equity contributed to redeemable noncontrolling interest in Velocity	—	—	—	—	57	—	—	—	57	—	57
Cash settlement of common stock repurchase contracts	—	—	—	—	58	—	—	—	58	—	58
Share-based compensation	—	—	—	—	44	—	—	—	44	—	44
Tax settlements associated with share-based compensation	—	—	(1)	—	(30)	—	—	—	(30)	—	(30)
Issuance of stock in connection with share-based plans	—	—	5	—	79	—	1	—	80	—	80
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(38)	—	(38)	—	(38)
December 31, 2017	14	—	547	5	7,295	(6,737)	4,632	(585)	4,610	—	4,610
Cumulative effect of accounting changes (See Note 2)	—	—	—	—	—	—	33	(26)	7	—	7
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	594	—	594	67	661
Other comprehensive loss	—	—	—	—	—	—	—	(174)	(174)	—	(174)
Share-based compensation	—	—	—	—	82	—	—	—	82	—	82
Tax settlements associated with share-based compensation	—	—	—	—	(18)	—	—	—	(18)	—	(18)
Issuance of stock and noncontrolling interest in connection with the acquisition of Scripps Networks Interactive, Inc. ("Scripps Networks")	—	—	139	1	3,217	—	—	—	3,218	1,700	4,918
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(51)	(51)
Issuance of stock in connection with share-based plans	—	—	5	1	71	—	—	—	72	—	72
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(5)	—	(5)	—	(5)
December 31, 2018	14	$—	691	$7	$10,647	$(6,737)	$5,254	$(785)	$8,386	$1,716	$10,102
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery, Inc. (“Discovery”, the “Company”, "we", "us" or "our") is a global media company that provides content across multiple distribution platforms, including pay-television ("pay-TV"), free-to-air ("FTA") and broadcast, various digital distribution platforms and content licensing agreements. The Company also operates a portfolio of digital direct-to-consumer products and a production studio. As further discussed in Note 3, on March 6, 2018, the Company acquired Scripps Networks Interactive, Inc. ("Scripps Networks") and changed its name from "Discovery Communications, Inc." to "Discovery, Inc." The Company presents the following business units: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting principally of international television networks and digital content services; and Education and Other, consisting of a production studio and previously consolidated curriculum-based education business that was sold on April 30, 2018. (See Note 3.) Financial information for Discovery’s reportable segments is discussed in Note 23.
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
The Company believes the spot method better matches the spot rate changes of the net investment. Previous net losses of $87 million incurred under the forward method related to net investment hedges will remain in other comprehensive loss under the currency translation adjustments component and will be reclassified to earnings when the net investment is sold or liquidated. The adoption of ASU 2017-12 did not result in a material impact to our consolidated results of operations; however, the Company has expanded its disclosures of its derivative activities in Note 10.
Recognition and Measurement of Financial Instruments
On January 1, 2018, the Company adopted ASU 2016-01 and ASU 2018-03, which enhance the reporting model for financial instruments. The guidance impacted the financial statements as follows:

•
Gains and losses on common stock investments with readily determinable fair values are now recorded in other expense, net. Previously, the Company recorded these gains and losses in other comprehensive income ("OCI"). The Company adopted this guidance on a modified retrospective basis and recorded a transition adjustment to reclassify accumulated other comprehensive income to retained earnings of $26 million, net of tax, as of January 1, 2018. The new guidance eliminates the available-for-sale ("AFS") classification for common stock investments. (See Note 4 and Note 12.)

•
Upon adoption of ASU 2016-01, the Lionsgate Collar, as defined in Note 4, no longer receives the hedge accounting designation. There is no change to the manner in which movements in fair value of these instruments are reflected in the financial statements, as gains and losses will continue to be recorded as a component of other (expense) income, net on the consolidated statements of operations. (See Note 10.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
For equity interests without readily determinable fair values previously accounted for under the cost method, the Company has elected to apply the "measurement alternative" prospectively. Under this election, investments are recorded at cost, less impairment, adjusted for subsequent observable price changes as of the date that an observable transaction takes place. The Company will recognize observable price changes as adjustments to fair values of these investments as a component of other (expense) income, net. (See Note 4 and Note 5.) In addition, companies are required to perform a qualitative assessment each reporting period to identify impairments under a single-step model. When a qualitative assessment indicates that an impairment exists, the Company will need to estimate the fair value of the investment and recognize in current earnings an impairment loss equal to the difference between the fair value and the carrying amount of the equity investment.

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
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Under Topic 605, revenue is recognized when persuasive evidence of a sales arrangement exists, services are rendered or delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured. Revenues do not include taxes collected from customers on behalf of taxing authorities such as sales tax and value-added tax. However, certain revenues include taxes that customers pay to taxing authorities on the Company’s behalf, such as foreign withholding tax.
Following the modified retrospective approach for the adoption of this accounting guidance, the Company recorded an increase to opening retained earnings of $7 million as of January 1, 2018, due to the cumulative impact of adopting Topic 606. The impact relates to the capitalization of sales commissions for long-term education-based services for the Education Business, which was disposed of as of April 30, 2018. (See Note 3.) For the year ended December 31, 2018, the total amortization of capitalized sales commissions recorded as a component of cost of revenues was immaterial. The impact to revenue and costs of revenue as a result of applying Topic 606 was immaterial for the year ended December 31, 2018. (See Note 14.)
Income Taxes
In October 2016, the FASB issued ASU 2016-16, which simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance includes requirements to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, and therefore eliminates the exception for an intra-entity transfer of an asset other than inventory. The Company adopted the new standard effective January 1, 2018, and there was no material impact on the consolidated financial statements upon adoption.
Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-01, which amends the definition of a business and provides a threshold which must be considered to determine whether a transaction is an acquisition (or disposal) of an asset or a business. Under the previous accounting guidance, the minimum inputs and processes required for a “set” of assets and activities to meet the definition of a business was not specified. That lack of clarity led to broad interpretations of the definition of a business. Under the new guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. This guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in the revenue recognition guidance. The Company adopted the new standard effective January 1, 2018, and there was no material impact on the consolidated financial statements upon adoption.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation - Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, which requires employers sponsoring postretirement benefit plans to disaggregate the service cost component from the other components of net benefit cost. The standard also provides explicit guidance on how to present the service cost and other components of net benefit cost in the statement of operations and allows only the service cost component of net benefit cost to be eligible for capitalization. In conjunction with the acquisition of Scripps Networks, the Company evaluated the accounting for the Scripps Networks qualified defined benefit pension plan ("Pension Plan") and the Scripps Networks nonqualified unfunded Supplemental Executive Retirement Plan ("SERP"). As the Pension Plan was frozen effective December 31, 2009, and the plan sponsor no longer grants credits to participants for service costs, the updated guidance on service costs is not applicable. The presentation as required by this guidance is reflected within the employee benefit plans footnote disclosures. (See Note 16.)
Accounting and Reporting Pronouncements Not Yet Adopted
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act ("TCJA") to retained earnings for each period in which the effect of the change is recorded. The update also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Goodwill
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill. The new guidance eliminates Step 2 from the goodwill impairment test and eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Therefore, an entity will recognize impairment charges for the amount by which the carrying amount exceeds the reporting unit's fair value, and the same impairment assessment applies to all reporting units. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this update must be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-03, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and that requires entities to use a new, forward-looking “expected loss” model that is expected to generally result in the earlier recognition of allowances for losses. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, but early adoption is permitted. The Company is evaluating the effect that the pronouncement will have on the Company's consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all of their leases on the balance sheet by recording a right-of-use asset and liability. The guidance also requires improved disclosures to help users of the financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for reporting periods beginning after December 15, 2018, and the new accounting guidance may be applied at the beginning of the earliest comparative period presented in the year of adoption or at the effective date without applying the provisions of the new guidance to comparative periods presented. During the year ended December 31, 2018, the Company determined a number of adoption elections. The Company will elect to apply the guidance at the effective date without recasting the comparative periods presented. Additionally, the Company will elect to apply practical expedients that will allow it to not reassess 1) whether any expired or existing contracts previously assessed as not containing leases are, or contain, leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. The Company will also elect to not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component will be accounted for as a single lease component. The Company will not elect to apply the practical expedient to use hindsight in determining the lease term and in assessing the right-of-use assets for impairment. Additionally, the Company will not elect to apply the short-term lease scope exemption. The Company continues to evaluate the impact that the pronouncement will have on the Company's consolidated financial statements. It is expected that assets and liabilities will increase materially when operating leases are recorded on the consolidated balance sheets under the new standard. The Company's existing operating lease obligations are included in Note 22. The pattern of expense recognition within the consolidated statements of operations is not expected to change significantly. The adoption is not expected to have an impact on the Company's ability to meet its financial covenants.
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
Estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, share-based compensation, defined benefit plans, income taxes, other financial instruments, contingencies, and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.
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
Ownership interests in entities for which the Company has significant influence that are not consolidated under the Company’s consolidation policy are accounted for as equity method investments. Related party transactions between the Company and its equity method investees have not been eliminated. (See Note 21.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments
The Company holds investments in equity method investees and equity investments with and without readily determinable fair value.
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
Equity investments without readily determinable fair value include ownership rights that either (i) do not meet the definition of in-substance common stock or (ii) do not provide the Company with control or significant influence and these investments do not have readily determinable fair values. Equity investments without readily determinable fair value are recorded at cost, less any impairment, and adjusted for subsequent observable price changes as of the date that an observable transaction takes place.
Investments in entities or other securities in which the Company has no control or significant influence, is not the primary beneficiary, and have a readily determinable fair value are recorded at fair value based on quoted market prices and are classified as equity securities or equity investments with readily determinable fair value. For equity securities with readily determinable fair value, realized gains and losses are recorded in other (expense) income, net. (See Note 4.)
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
Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses are included in other (expense) income, net, and totaled a loss of $93 million, a loss of $83 million, and a gain of $75 million for 2018, 2017 and 2016, respectively.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Costs of produced and coproduced content consist of development costs, acquired production costs, direct production costs, certain production overhead costs and participation costs. Costs incurred for produced and coproduced content are capitalized if the Company has previously generated revenues from similar content in established markets and the content will be used and revenues will be generated for a period of at least one year. The Company’s coproduction arrangements generally provide for the sharing of production costs. The Company records its costs but does not record the costs borne by the other party as the Company does not share any associated economics of exploitation. Program licenses typically have fixed terms and require payments during the term of the license. The cost of licensed content is capitalized when the license period for the programs has commenced and the programs are available for air or the Company has paid for the programs. The Company pays in advance of delivery for television series, specials, films and sports rights. Payments made in advance of when the right to air the content is received are recognized as in-production produced, coproduced content or prepaid licensed content. Content distribution, advertising, marketing, general and administrative costs are expensed as incurred.
Content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated distribution and advertising revenues for the current period represent in relation to the estimated remaining total lifetime revenues. Significant judgment is required to determine the useful lives of the Company’s content rights and the ultimate revenues to be derived from the exploitation of the individual content rights, which involves the use of significant estimates and assumptions with respect to the timing and frequency of forecasted future airings, the associated revenues to be derived from these airings, and revenues generated from service offerings other than traditional linear distribution. The Company annually, or on an as needed basis, prepares analyses to support its content amortization expense by network and by region. Critical assumptions used in determining content amortization include: (i) the grouping of content by network and or genre, (ii) the application of a quantitative revenue forecast model based on the adequacy of a network's historical data, (iii) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the revenue forecast model, (iv) assessing the accuracy of the Company's revenue forecasts and (v) incorporating secondary streams. The Company then considers the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving the Company’s networks, and program usage. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary. As part of the Company's annual assessment in determining the film forecast model, the Company compares the calculated amortization rates to those that have been utilized during the year. If the calculated rates do not deviate materially from the applied amortization rates, no adjustment is recorded for the current year amortization expense. The Company allocates the cost of multi-year sports programming arrangements over the contract period to each event or season based on the estimated relative value of each event or season.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
All produced and coproduced content is classified as long-term. The portion of the unamortized licensed content balance, including prepaid sports rights, that will be amortized within one year is classified as a current asset. (See Note 6.)
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and impairments. The cost of property and equipment acquired under capital lease arrangements represents the lesser of the present value of the minimum lease payments or the fair value of the leased asset as of the inception of the lease. The Company leases fixed assets and licenses software. Capitalized software costs are for internal use. Capitalization of software costs occurs during the application development stage. Software costs incurred during the preliminary project and post implementation stages are expensed as incurred. Repairs and maintenance expenditures that do not enhance the use or extend the life of property and equipment are expensed as incurred.
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
Asset Impairment Analysis
Goodwill and Indefinite-lived Intangible Assets
Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of November 30 and earlier if an event or other circumstance indicates that we may not recover the carrying value of the asset. If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required. The Company performs a quantitative impairment test every three years, irrespective of the outcome of the Company's qualitative assessment.
The quantitative goodwill impairment test is performed using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired, and the second step of the quantitative impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit’s identifiable net assets excluding goodwill is compared to the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Following a qualitative assessment indicating that it is not more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying amount, impairment of other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Determining fair value requires the exercise of judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. (See Note 8.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived Assets
Long-lived assets such as amortizing trademarks, customer lists, other intangible assets, and property and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, such as when the disposal of such assets is likely or there is an adverse change in the market involving the business employing the related assets. If an impairment analysis is required, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. Fair value is typically determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its fair value less costs to sell. To the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized in an amount equal to the difference. Significant judgments used for long-lived asset impairment assessments include identifying the appropriate asset groupings and primary assets within those groupings, determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and assumptions applied in determining fair value, which include reasonable discount rates, growth rates, market risk premiums and other assumptions about the economic environment.
Equity Method Investments and Equity Investments Without Readily Determinable Fair Value
Equity method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. Equity method investments are written down to fair value if there is evidence of a loss in value that is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as: the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. If declines in the value of the equity method investments are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of loss from equity investees, net on the consolidated statements of operations.
For equity investments without readily determinable fair value, the Company has elected to apply the measurement alternative. Under this election, investments are recorded at cost, less impairment, adjusted for subsequent observable price changes as of the date that an observable transaction takes place. The Company performs a qualitative assessment each reporting period to determine if an investment is impaired. If the qualitative assessment indicates that an investment is impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value and carrying value in the current period as a component of other (expense) income, net. (See Note 4.)
Derivative Instruments
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates, interest rates and from market volatility related to certain equity investments measured at fair value. At the inception of a derivative contract, the Company designates the derivative as one of four types based on the Company's intentions and expectations as to the likely effectiveness as a hedge. These four types are: (i) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), (ii) a hedge of net investments in foreign operations ("net investment hedge"), (iii) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), or (iv) an instrument with no hedging designation. (See Note 10.)
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Hedges
Upon adoption of 2017-12 for those derivative instruments designated as net investment hedges, the Company changed the method by which it assesses their effectiveness from the forward-method to the spot-method. The entire change in the fair value of the derivatives is initially recorded in the currency translation adjustment component of other comprehensive income (loss). While the change in fair value attributable to hedge effectiveness remains in accumulated other comprehensive loss until the net investment is sold or liquidated, the change in fair value attributable to components excluded from the assessment of hedge effectiveness (e.g., forward points, cross currency basis, etc.) is reflected as a component of interest expense, net in the current period.
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
The cash flows from the effective portion of derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows from the hedged item. For example, the cash paid or received to settle the effective portion of foreign exchange derivatives intended to hedge distribution revenue earned during the year ended December 31, 2018 is reported as an operating activity in the consolidated statements of cash flows consistent with the classification of cash received from customers. Also, the cash flows related to our interest rate contracts used to hedge the pricing for certain senior notes are reported as a financing activity in the consolidated statements of cash flows consistent with the cash proceeds from our debt offerings. The cash flows from the ineffective portion of derivative instruments used as hedges, periodic settlement of interest on cross-currency swaps, and derivative contracts not designated as hedges are reported as investing activities in the consolidated statements of cash flows.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue Recognition
The Company generates revenues principally from: (i) distribution revenues from fees charged to distributors of its network content, which include cable, direct-to-home ("DTH") satellite, telecommunications and digital service providers and bundled long-term content arrangements, (ii) advertising revenue from advertising sold on its television networks and websites and (iii) other revenue related to several items including: (a) unbundled rights to sales of network content, including sports rights, (b) production studios content development and services, (c) the licensing of the Company's brands for consumer products and (d) affiliate and advertising sales representation services.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising
Advertising revenues are principally generated from the sale of commercial time on linear and digital platforms. A substantial portion of the advertising contracts in the U.S. and certain international markets guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. The Company provides a service to deliver an advertising campaign which is satisfied by the provision of a minimum number of advertising spots in exchange for a fixed fee over a contract period of one year or less. The Company delivers spots in accordance with these contracts during a variety of day parts and programs. In the agreements governing these advertising campaigns, the Company has also promised to deliver to its customers a guaranteed minimum number of viewers (“impressions”) on a specific television network within a particular demographic (e.g. men aged 18-35). These advertising campaigns are considered to represent a single, distinct performance obligation. Revenues are recognized based on the audience level delivered multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered, and invoiced advertising revenue receivables may exceed the value of the audience delivery. As such, revenues are deferred until the guaranteed audience level is delivered or the rights associated with the guarantee lapse, which is less than one year. Audience guarantees are initially developed internally, based on planned programming, historical audience levels, the success of pilot programs, and market trends. Actual audience and delivery information is published by independent ratings services. In certain instances, the independent ratings information is not received until after the close of the reporting period. In these cases, reported advertising revenue and related deferred revenue are based upon the Company’s estimates of the audience level delivered. Historical adjustments to previously reported estimates have not been material.
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
Multiple Performance Obligations
Contracts with customers may include multiple distinct performance obligations. For example, advertising contracts may include sponsorship, production, or product integration in addition to the airing of spots and the satisfaction of an audience guarantee. For such contracts, the contract value is allocated to individual performance obligations and recorded as revenue when each performance obligation has been satisfied and value has been transferred to the customer. Distribution contracts also include multiple performance obligations. The Company also enters into certain distribution contracts that include promises to deliver content libraries. There are generally two types of such arrangements: 1) content licensing arrangements that include subscription video on demand (“SVOD”) licensing arrangements and 2) digital direct-to-consumer content (i.e., VOD) which includes a performance obligation within our linear distribution arrangements. These contracts vary by customer and in certain instances include a promise by the Company to deliver existing content and new content. For SVOD arrangements, revenue is allocated to each performance obligation based on that performance obligation's relative standalone selling price, which is determined based on the cost plus an expected margin. In the case of VOD and digital direct-to-consumer content, content is regularly refreshed over the term of the agreement, as new titles are added and older titles are removed. Consequently, satisfaction of the performance obligations generally occurs in the same pattern as the delivery of the linear feed.
Deferred Revenue
Deferred revenue consists of cash received for television advertising for which the guaranteed viewership has not been provided, product licensing arrangements in which fee collections are in excess of the license value provided, advanced fees received related to the sublicensing of Olympic rights and prior to the sale of the Education Business in 2018, advanced billings to subscribers for access to the Company’s curriculum-based streaming services. The amounts classified as current are expected to be earned within the next year.
Payment terms vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer. (See Note 14.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense
The Company has incentive plans under which performance-based restricted stock units (“PRSUs”), service-based restricted stock units (“RSUs”), stock options, and stock appreciation rights (“SARs”) are issued.
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
The Company measures the cost of employee services received in exchange for SARs based on the fair value of the award less actual forfeitures. Because certain SARs are cash-settled, the Company remeasures the fair value of these awards each reporting period until settlement. Compensation expense, including changes in fair value, for SARs is recognized during the vesting period in proportion to the requisite service that has been rendered as of the reporting date. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche.
The fair values of SARs and stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. For SARs, the expected term is the period from the grant date to the end of the contractual term of the award unless the terms of the award allow for cash-settlement automatically on the date the awards vest, in which case the vesting date is used. For stock options the simplified method is utilized to calculate the expected term, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method considers the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on the Company’s common stock and historical realized volatility of the Company’s common stock. The dividend yield is assumed to be zero because the Company has no history of paying cash dividends and no present intention to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.
The Employee Stock Purchase Plan (the “ESPP”) enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. The Company recognizes the fair value of the discount associated with shares purchased under the plan as share-based compensation expense.
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
Advertising Costs
Advertising costs are expensed as promotional services are delivered in selling, general and administrative expenses. Advertising costs paid to third parties totaled $355 million, $162 million and $166 million for 2018, 2017 and 2016, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In determining the Company's tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless the Company determines that such positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. The Company includes interest and where appropriate, penalties, in its tax reserves. There is significant judgment involved in determining the amount of reserve and whether positions taken on the Company's tax returns are more likely than not to be sustained, which involve the use of significant estimates and assumptions with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities. The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations and interpretations.
The Company has elected to treat tax on GILTI income as a period cost.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, more than 96% of distribution revenue comes from the 10 largest distributors. For the International Networks segment, approximately 39% of distribution revenue comes from the 10 largest distributors. Agreements in place with the 10 largest cable and satellite operators with the U.S. Networks and International Networks expire at various times from 2019 through 2023. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for 2018, 2017 or 2016. As of December 31, 2018 and 2017, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk. Additionally, the Company has cash and cash equivalents held by its foreign subsidiaries. Under the TCJA, the Company was subjected to U.S. taxes for the deemed repatriation of certain cash balances held by foreign corporations. The Company continues to permanently reinvest these funds outside of the U.S., and current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Lender Counterparties
There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund, have limited or no access to the commercial paper market. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of December 31, 2018, the Company did not anticipate nonperformance by any of its counterparties.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. In connection with the Company's hedge of certain investments classified as available-for-sale securities, the Company has pledged shares as collateral to the derivative counterparty. (See Note 5.) The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. As of December 31, 2018, no collateral has been posted by either party under these arrangements. As of December 31, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $107 million. (See Note 10.)
NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Scripps Networks
On March 6, 2018, Discovery acquired Scripps Networks pursuant to the Agreement and Plan of Merger (the "Merger Agreement") by and among Discovery, Scripps Networks and Skylight Merger Sub, Inc. dated July 30, 2017 (the "acquisition of Scripps Networks"). The acquisition of Scripps Networks allows the Company to offer complementary brands with an extensive library of original programming to consumers and to become a scale player with the ability to compete for audiences and advertising revenue. The acquisition is intended to extend Scripps Networks' content to a broader international audience through Discovery's global distribution infrastructure. Finally, the acquisition of Scripps Networks is expected to create cost synergies for the Company.
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

DISCOVERY, INC.
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
The Company applied the acquisition method of accounting to Scripps Networks' business, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects workforce and synergies expected from cost savings, operations and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of this acquisition has been provisionally allocated to the U.S. Networks and International Networks reportable segments in the amounts of $5.3 billion and $802 million, respectively, and is not amortizable for tax purposes.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets and assumed liabilities. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of equity interests previously held by Scripps Networks was determined using the DCF and market value methods. The fair value of tradenames and trademarks was determined using an income approach based on the relief from royalty method. The remaining intangibles were determined using an income approach based on the excess earnings method. The fair value of interest-bearing debt was determined using publicly-traded prices. For the fair value estimates, the Company used: (i) projected discounted cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings, and (iv) attrition rates, as relevant, that market participants would consider when estimating fair values. As the Company continues to finalize the fair value of assets acquired and liabilities assumed, purchase price adjustments have been recorded and additional purchase price adjustments may be recorded during the measurement period. The Company reflects measurement period adjustments in the period in which the adjustments occur. The adjustments for the year ended December 31, 2018 resulted from the receipt of additional financial projections associated with certain equity method investments, contingent liability estimates, deferred income tax adjustments, and true-ups for estimated working capital balances. These adjustments did not impact the Company's statements of operations. As of December 31, 2018, certain tax exposures are subject to further adjustment. The Company estimates the total remaining exposure relative to these matters to be approximately $110 million in the aggregate as of December 31, 2018.
The preliminary fair value of assets acquired and liabilities assumed, measurement period adjustments, as well as a reconciliation to consideration paid is presented in the table below (in millions).

	Preliminary March 6, 2018	Measurement Period Adjustments	Updated Preliminary March 6, 2018
Accounts receivable	$783	$—	$783
Other current assets	421	(9)	412
Content rights	1,088	—	1,088
Property and equipment	315	—	315
Goodwill	6,003	118	6,121
Intangible assets	9,175	—	9,175
Equity method investments, including note receivable	870	(157)	713
Other noncurrent assets	111	3	114
Current liabilities assumed	(494)	(105)	(599)
Debt assumed	(2,481)	—	(2,481)
Deferred income taxes	(1,695)	93	(1,602)
Other noncurrent liabilities	(383)	57	(326)
Noncontrolling interests	(1,700)	—	(1,700)
Total consideration paid	$12,013	$—	$12,013
The table below presents a summary of intangible assets acquired and weighted average estimated useful life of these assets.

	Fair Value	Weighted Average Useful Life in Years
Trademarks and trade names	$1,225	10
Advertiser relationships	4,995	10
Advertising backlog	280	1
Affiliate relationships	2,455	12
Broadcast licenses	220	6
Total intangible assets acquired	$9,175

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OWN
On November 30, 2017, the Company acquired a controlling interest in the Oprah Winfrey Network ("OWN") from Harpo, Inc. ("Harpo"), increasing Discovery’s ownership stake from 49.50% to 73.75%. OWN is a pay-TV network and website that provides adult lifestyle and entertainment content that is focused on African American viewers. Discovery paid $70 million in cash and recognized a gain of $33 million to account for the difference between the carrying value and the fair value of the previously held 49.50% equity method investment. The fair value of the equity interest in the network is subject to the impact of the note payable to Discovery. Discovery consolidated OWN under the VIE consolidation model upon closing of the transaction. Following the acquisition of the incremental equity interest and change to governance provisions, the Company has determined that it is now the primary beneficiary of OWN as Discovery obtained control of the Board of Directors and operational rights that significantly impact the economic performance of the business such as programming and marketing, and selection of key personnel. As a result, the accounting for OWN was changed from an equity method investment to a consolidated subsidiary. As the primary beneficiary, Discovery includes OWN's assets, liabilities and results of operations in the Company's consolidated financial statements. As of December 31, 2018, the carrying amounts of assets and liabilities of the consolidated VIE were $667 million and $235 million, respectively.
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
The Company used DCF analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of intangibles was determined using an income approach based on the excess earnings method. For the fair value estimates, the Company used: (i) projected discounted cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings and (iv) attrition rates, as relevant, that market participants would consider when estimating fair values. The Company reflected measurement period adjustments, in the period in which the adjustment occurred. The fair value of assets acquired and liabilities assumed, measurement period adjustments, as well as a reconciliation to cash consideration transferred is presented in the table below (in millions).

	Preliminary November 30, 2017	Measurement Period Adjustments	Final November 30, 2017
Intangible assets	$295	$—	$295
Content rights	176	—	176
Accounts receivable	84	—	84
Other assets	26	—	26
Other liabilities	(230)	12	(218)
Net assets acquired	$351	$12	$363
Goodwill	136	(12)	124
Remeasurement gain on previously held equity interest	(33)	—	(33)
Carrying value of previously held equity interest	(329)	—	(329)
Redeemable noncontrolling interest	(55)	—	(55)
Cash consideration transferred	$70	$—	$70
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MotorTrend Group
On September 25, 2017, the Company contributed its linear cable network focused on cars and motor sports, Velocity, to a new joint venture MotorTrend Group, LLC ("MTG"), formally VTEN with GoldenTree Asset Management L.P. ("GoldenTree"). GoldenTree's contributions to the joint venture included businesses from The Enthusiast Network, Inc. ("TEN"), primarily MotorTrend.com, the MotorTrend YouTube channel and the MotorTrend OnDemand OTT service. TEN did not contribute its print businesses to the joint venture. The joint venture has a portfolio of digital content, social groups, live events and original content focused on the automotive audience. In exchange for their contributions, Discovery and GoldenTree received 67.5% and 32.5% ownership of the new joint venture, respectively.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.	Impacts of debt financing, including interest for debt issued and amortization associated with the fair value adjustments of debt assumed;

3.	The movement and allocation of all acquisition-related costs incurred during the twelve months ended December 31, 2018 to the twelve months ended December 31, 2017;

4.	Associated tax-related impacts of adjustments; and

5.	Changes to align accounting policies.
The pro forma results do not necessarily represent what would have occurred if the transactions had taken place on January 1, 2017 for Scripps Networks or January 1, 2016 for OWN or MTG, nor do they represent the results that may occur in the future. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis (in millions). The following table presents the Company's pro forma combined revenues and net income (in millions, except per share value). The Company's 2017 OWN and MTG transactions were not material individually or in the aggregate, therefore no pro forma information is presented for 2016.

	Year Ended December 31,
	2018	2017
Revenues	$11,176	$10,790
Net income (loss) available to Discovery, Inc.	823	(329)
Net income (loss) per share - basic	1.15	(0.46)
Net income (loss) per share - diluted	1.15	(0.47)
Impact of Business Combinations
The operations of each of the business combinations discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents their revenue and earnings as reported within the consolidated financial statements (in millions).

	Year Ended December 31,
	2018	2017
Revenues:
Distribution	$961	$14
Advertising	2,377	25
Other	156	19
Total revenues	$3,494	$58
Net income (loss) available to Discovery, Inc.	$203	$(1)
Dispositions
Education Business
On April 30, 2018, the Company sold an 88% controlling equity stake in its Education Business to Francisco Partners for a sale price of $113 million. The Company recorded a gain of $84 million based on net assets disposed of $44 million, including $40 million of goodwill. The impact of the Education Business on the Company's income before income taxes was a loss of $2 million for the year ended December 31, 2018. Discovery retained a 12% ownership interest in the Education Business, which is accounted for as an equity method investment. (See Note 4.) Discovery has long-term trade name license agreements with the Education Business that are royalty arrangements at fair value.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Raw and Betty Studios, LLC
On April 28, 2017, the Company sold Raw and Betty to All3Media. All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting. The Company recorded a loss of $4 million for the disposition of these businesses for the year ended December 31, 2017. The loss on disposition of Raw and Betty resulted from the disposition of net assets of $38 million, including $30 million of goodwill. The impact to the Company's income before income taxes for Raw and Betty through the date of sale was a loss of $4 million for the year ended December 31, 2017. Raw and Betty were components of the studios operating segment reported with Education and Other.
Group Nine Transaction
On December 2, 2016, the Company recorded a pre-tax gain of $50 million upon disposition of its digital network Seeker and production studio SourceFed, following its contribution of the businesses and $100 million in cash for the formation of a new joint venture, Group Nine Media, Inc. ("Group Nine Media"), on December 2, 2016 ("Group Nine Transaction"). Group Nine Media includes Thrillist Media Group, NowThis Media and TheDodo.com. As a result of the transaction, Discovery obtained a noncontrolling ownership interest in the preferred stock of Group Nine Media, which is accounted for as an equity investment without readily determinable fair value. As of December 31, 2018, the Company owns a 42% minority interest in Group Nine Media on an outstanding shares basis with a carrying value of $212 million. (See Note 4.) The gain on contribution of the digital networks business included the disposition of $32 million in net assets, including $22 million of goodwill allocated to the transaction based on the relative fair values of the digital networks business disposed of and the portion of the U.S. Networks reporting unit that was retained.
The Company determined that these disposals did not meet the definition of a discontinued operation because they did not represent a strategic shift that has a significant impact on the Company's operations and consolidated financial results.
NOTE 4. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	December 31, 2018	December 31, 2017
Time deposits	Cash and cash equivalents	$—	$1,305
Equity securities:
Money market funds	Cash and cash equivalents	286	2,707
Mutual funds and company-owned life insurance contracts	Prepaid and other current assets	28	182
Mutual funds and company-owned life insurance contracts	Other noncurrent assets	188	—
Equity method investments:
Equity investments	Equity method investment	841	335
Note receivable	Equity method investment	94	—
Equity Investments:
Common stock investments with readily determinable fair values	Other noncurrent assets	77	164
Equity investments without readily determinable fair value	Other noncurrent assets	379	295
Total investments		$1,893	$4,988
Money Market Funds and Time Deposits
During 2017, the Company issued $6.8 billion in senior notes to fund the March 6, 2018 acquisition of Scripps Networks. (See Note 3 and Note 9.) A portion of the proceeds was invested in various short-term investments with original maturities of 90 days or less prior to the acquisition of Scripps Networks and was classified as cash and cash equivalents on the consolidated balance sheet. As of December 31, 2018, the decrease in these funds is the result of funding the acquisition of Scripps Networks.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mutual Funds
Equity securities include investments in mutual funds held in separate trusts, which are owned as part of the Company’s supplemental retirement plans. (See Note 5 and Note 16.)
Equity Method Investments
The Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of December 31, 2018, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs, was approximately $570 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments, including a note receivable of $94 million, were $528 million and $181 million as of December 31, 2018 and December 31, 2017, respectively. The Company recognized its portion of VIE operating results with net losses and impairments of $52 million, net losses of $182 million and net earnings of $7 million for 2018, 2017 and 2016, respectively, in loss from equity investees, net on the consolidated statements of operations.
UKTV
In connection with the acquisition of Scripps Networks, the Company acquired a 50% ownership interest in UKTV, a British multi-channel broadcaster jointly owned with BBC Studios (“BBC”). UKTV was formed on March 26, 1992, through a joint venture arrangement between BBC and Virgin Media Inc. ("VMED"). On August 11, 2011, Scripps Networks acquired VMED's 50% equity interest in UKTV along with a note receivable for debt instruments provided by VMED to UKTV. The Company has determined that UKTV is a VIE as the entity is unable to fund its activities without additional subordinated financial support provided by the note receivable. While the Company and BBC have equal voting rights in the management committee, which is the governing body of UKTV, power is not shared because BBC holds operational rights related to programming and creative development that significantly impact UKTV’s economic performance. Therefore, Discovery is not the primary beneficiary. The Company determined that its 50% equity interest in UKTV gives the Company the ability to exercise significant influence over the entity's operating and financial policies. Accordingly, the Company accounts for its investment in UKTV using the equity method. As of December 31, 2018, the Company’s investment in UKTV totaled $386 million, including a note receivable of $94 million.
nC+
In connection with the acquisition of Scripps Networks, the Company acquired a 32% ownership interest in nC+, a Polish satellite distributor of television content. nC+ is controlled by Group Canal+ S.A, a French broadcaster. The Company applies the equity method of accounting to its 32% investment in nC+ ordinary shares, which provide the ability to exercise significant influence over the entity's operating and financial policies. The Company's investment in nC+ totaled $180 million as of December 31, 2018.
Renewable Energy Investments
The Company invested $17 million, $322 million and $63 million in limited liability companies that sponsor renewable energy projects related to solar energy during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. The Company expects these investments to result in tax benefits that reduce the Company's tax liability, and increase cash flows from the operations. These investments are considered VIEs of the Company. The Company accounts for these investments under the equity method of accounting. While the Company possesses rights that allow it to exercise significant influence over the investments, the Company does not have the power to direct the activities that will most significantly impact their economic performance, such as the investee's ability to obtain sufficient customers or control solar panel assets. Once a stipulated return on investment is earned by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company applies the Hypothetical Liquidation at Book Value ("HLBV") methodology for allocating earnings, which is a generally accepted method under the equity method of accounting when a substantive profit sharing arrangement exists.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents renewable energy investments losses and associated tax benefits (in millions).

	Consolidated Statements of Operations Classification	Year Ended December 31,
Renewable Energy Investments		2018	2017	2016
Loss on renewable energy investments	Loss from equity investees, net	$(11)	$(251)	$(24)

Tax benefit:
Equity passive loss	Income tax expense	$2	$83	$9
Investment tax credits	Income tax expense	12	211	17
Total tax benefit		$14	$294	$26
The Company accounts for investment tax credits utilizing the flow through method. As of December 31, 2018 and December 31, 2017, the carrying value of the Company's renewable energy investments was $89 million and $98 million, respectively. The Company has $4 million of future funding commitments for these investments as of December 31, 2018, which are cancelable under limited circumstances. The Company has concluded that losses incurred on these investments to-date are not indicative of an other-than-temporary impairment due to the nature of these investments. Losses in the early stages of investments in companies that sponsor renewable energy projects are not uncommon, and the Company expects improved performance from these investments in future periods.
Other Equity Method Investments
At December 31, 2018 and December 31, 2017, the Company's other equity method investments included production companies such as All3Media, a Russian cable television business, Mega TV in Chile and certain joint ventures in Canada. Other equity method investments acquired in conjunction with the acquisition of Scripps Networks include joint ventures in Canada, and HGTV and Food Network Magazines. The Company recorded impairment losses of $29 million for the year ended December 31, 2018 because the carrying amount of certain investments was not recoverable. The impairment losses are reflected as a component of loss from equity investees, net on the Company's consolidated statement of operations.
Investor Basis Differential
With the exception of the OWN investment prior to the Company's November 30, 2017 consolidation (see Note 3), UKTV, nC+, and certain investments in renewable energy projects for which the Company uses the HLBV methodology for allocating earnings, the carrying values of the Company’s remaining equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the purchase prices associated with UKTV and nC+ was attributed to amortizable intangible assets, which are included in their carrying values. Earnings from our equity investees were reduced by the amortization of these intangibles by $27 million during the period from March 6, 2018 to December 31, 2018. Amortization that reduces the Company's equity in earnings of equity method investees for future periods is expected to be approximately $291 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Subsidiaries
The table set forth below presents selected financial information for investments accounted for under the equity method. Because renewable energy projects discussed above are accounted for under the HLBV equity method of accounting, the Company's equity method losses do not directly correlate with the GAAP results of the investees presented below. The selected statement of operations information for each of the three years ended December 31, 2018, 2017, and 2016 and the selected balance sheet information as of December 31, 2018 and 2017 (in millions) is summarized in the table below.

	2018	2017	2016
Selected Statement of Operations Information:
Revenues	$3,140	$1,780	$1,617
Cost of sales	1,973	1,100	998
Operating income	847	76	83
Pre-tax income (loss) from continuing operations before extraordinary items	180	16	(78)
After-tax net loss	96	(27)	(98)
Net loss attributable to the entity	96	(27)	(99)

Selected Balance Sheet Information:
Current assets	$1,855	$1,002
Noncurrent assets	2,465	1,946
Current liabilities	1,398	701
Noncurrent liabilities	1,334	1,008
Redeemable preferred stock	438	476
Non-controlling interests	267	6
Common Stock Investments with Readily Determinable Fair Value
The Company owns 5 million shares of common stock, or approximately 3%, of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company. Lionsgate operates in the motion picture production and distribution, television programming and syndication, home entertainment and digital distribution business. Upon the adoption of ASU 2016-01, the shares are measured at fair value, with realized gains and losses recorded in other (expense) income, net, as the shares have a readily determinable fair value and the Company has the intent to retain the investment. The Company recorded a transition adjustment to reclassify accumulated other comprehensive income associated with Lionsgate shares in the amount of $32 million pre-tax ($26 million, net of tax) to retained earnings. Previously, amounts were recorded as a component of other comprehensive income.
The accumulated amounts associated with the components of the Company's common stock investments with readily determinable fair values, which are included in other non-current assets, are summarized in the table below (in millions).

	December 31, 2018	December 31, 2017
Cost	$195	$195
Accumulated change in the value of:
Equity securities recognized in other expense, net	(88)	(1)
Unhedged equity securities recorded in other comprehensive income	—	32
Reclassification of accumulated other comprehensive income to retained earnings	32	—
Other-than-temporary impairment	(62)	(62)
Carrying value	$77	$164

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company hedged 50% of the Lionsgate shares with an equity collar (the “Lionsgate Collar”) and pledged those shares as collateral to the derivative counterparty. Prior to adoption of ASU 2016-01, when the share price of Lionsgate was within the boundaries of the collar and the hedge had no intrinsic value, the Company recorded the gains or losses on the Lionsgate shares as a component of other comprehensive income (loss). When the share price of the Lionsgate shares was outside the boundaries of the collar and the hedge had intrinsic value, the Company recorded the gains or losses resulting from a change in the fair value of the hedged portion of Lionsgate shares that correspond to the change in intrinsic value of the hedge as a component of other (expense) income, net. Upon adoption of ASU 2016-01, the Lionsgate Collar no longer receives the hedge accounting designation. Although there is a change in the hedging designation, all changes to the fair value of the Lionsgate Collar continue to be reflected in the financial statements as a component of other (expense) income, net on the consolidated statements of operations (See Note 2, Note 5 and Note 10).
In 2016, the Company determined that the decline in value of equity securities related to its investment in Lionsgate was other-than-temporary in nature and, as such, the cost basis was adjusted to fair value. The impairment determination was based on the sustained decline in the stock price of Lionsgate in relation to the purchase price and the prolonged length of time the fair value of the investment had been less than the carrying value. Based on the other-than-temporary impairment determination, unrealized pre-tax losses of $62 million previously recorded as a component of other comprehensive income (loss) were recognized as an impairment charge that was included as a component of other (expense) income, net for the year ended December 31, 2016.
Equity investments without readily determinable fair values assessed under the measurement alternative
The Company's equity investments without readily determinable fair values assessed under the measurement alternative as of December 31, 2018 primarily include its 42% minority interest in Group Nine Media on an outstanding shares basis recorded at $212 million. Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, however, this ownership interest has liquidation preferences that do not allow the investment to meet the definition of in-substance common stock. The Company accounts for its ownership interest in Group Nine Media as an equity investment without a readily determinable fair value assessed under the measurement alternative. The Company also has similar investments in an educational website, an electric car racing series and certain investments to enhance the Company's digital distribution strategies, such as a $35 million investment in Refinery29. The Company performs its qualitative assessment quarterly and concluded that its other equity investments without readily determinable fair values had no indicators that a change in fair value had taken place as of December 31, 2018.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		December 31, 2018
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Money market funds	Cash and cash equivalents	$286	$—	$—	$286
Mutual funds	Prepaid expenses and other current assets	13	—	—	13
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	15	—	15
Mutual funds	Other noncurrent assets	158	—	—	158
Company-owned life insurance contracts	Other noncurrent assets	—	30	—	30
Equity investments with readily determinable fair value:
Common stock	Other noncurrent assets	77	—	—	77
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	13	—	13
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	41	—	41
Foreign exchange	Other noncurrent assets	—	1	—	1
No hedging designation:(a)
Equity (Lionsgate Collar)	Prepaid expenses and other current assets	—	14	—	14
Equity (Lionsgate Collar)	Other noncurrent assets	—	27	—	27
Foreign exchange	Other noncurrent assets	—	11	—	11
Total		$534	$152	$—	$686
Liabilities
Deferred compensation plan	Accrued liabilities	$37	$—	$—	$37
Deferred compensation plan	Other noncurrent liabilities	178	—	—	178
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	3	—	3
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	39	—	39
Cross-currency swaps	Other noncurrent liabilities	—	81	—	81
No hedging designation:
Cross-currency swaps	Accrued liabilities	—	1	—	1
Total		$215	$124	$—	$339

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$1,305	$—	$1,305
Equity securities:
Money market funds	Cash and cash equivalents	2,707	—	—	2,707
Mutual funds	Prepaid expenses and other current assets	182	—	—	182
Equity investments with readily determinable fair value:(a)
Common stock	Other noncurrent assets	82	—	—	82
Common stock - pledged	Other noncurrent assets	82	—	—	82
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	7	—	7
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	3	—	3
Foreign exchange	Prepaid expenses and other current assets	—	2	—	2
Fair value hedges:(a)
Equity (Lionsgate Collar)	Other noncurrent assets	—	13	—	13
Total		$3,053	$1,330	$—	$4,383
Liabilities
Deferred compensation plan	Accrued liabilities	$182	$—	$—	$182
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	12	—	12
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	13	—	13
Cross-currency swaps	Other noncurrent liabilities	—	98	—	98
Foreign exchange	Accrued liabilities	—	8	—	8
No hedging designation:
Credit contracts	Other noncurrent liabilities	—	1	—	1
Cross-currency swaps	Other noncurrent liabilities	—	6	—	6
Total		$182	$138	$—	$320
(a) Prior to January 1, 2018, and the adoption of ASU 2016-01, the Company applied hedge accounting to the Lionsgate Collar. (See Note 2 and Note 10.)
Cash obtained as a result of the issuance of senior notes to fund a portion of the purchase price of the acquisition of Scripps Networks was invested in money market funds, time deposit accounts, U.S. Treasury securities, and highly liquid short-term instruments that qualify as cash and cash equivalents. Any accrued interest received after maturity was reinvested into additional short-term instruments. (See Note 4.) The Company values cash and cash equivalents using quoted market prices. As of December 31, 2018, following the acquisition of Scripps Networks, the Company no longer holds these investments as these investments were liquidated and utilized in the acquisition of Scripps Networks.
The fair value of Level 1 equity securities was determined by reference to the quoted market price per share in active markets multiplied by the number of shares held without consideration of transaction costs. (See Note 4.) The fair value of the deferred compensation plan liability was determined based on the fair value of the related investments elected by employees. Changes in the fair value of the investments are offset by changes in the fair value of the deferred compensation obligation. (See Note 16.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock investments with readily determinable fair values are recorded by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. (See Note 4.) As of January 1, 2018, the Company adopted ASU 2016-01, which eliminates the AFS classification. (See Note 2 and Note 4.)
Company-owned life insurance contracts are recorded at their cash surrender value. (See Note 4 and 16.)
Derivative financial instruments are comprised of foreign exchange, interest rate, credit and equity contracts. (See Note 10.) The fair value of Level 2 derivative financial instruments was determined using a market-based approach.
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, commercial paper, borrowings under the revolving credit facility, capital leases and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of December 31, 2018 and December 31, 2017. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $16.3 billion and $14.8 billion as of December 31, 2018 and December 31, 2017, respectively.
NOTE 6. CONTENT RIGHTS
The following table presents the components of content rights (in millions).

	December 31,
	2018	2017
Produced content rights:
Completed	$5,609	$4,355
In-production	612	442
Coproduced content rights:
Completed	682	745
In-production	53	27
Licensed content rights:
Acquired	1,007	1,070
Prepaid (a)	154	181
Content rights, at cost	8,117	6,820
Accumulated amortization	(4,735)	(4,197)
Total content rights, net	3,382	2,623
Current portion	(313)	(410)
Noncurrent portion	$3,069	$2,213
a) Prepaid licensed content rights includes payments for rights to the Olympic Games of $65 million that are reflected as noncurrent content rights and $83 million that are reflected as current content rights on the consolidated balance sheet as of December 31, 2018 and 2017, respectively.
Content expense consisted of the following (in millions).

	For the year ended December 31,
	2018	2017	2016
Content amortization	$2,858	$1,878	$1,701
Other production charges	471	310	272
Content impairments	430	32	72
Total content expense	$3,759	$2,220	$2,045

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Content expense is generally a component of costs of revenue on the consolidated statements of operations. Content impairments of $405 million for the year ended December 31, 2018, were due to the strategic programming changes following the acquisition of Scripps Networks and are reflected in restructuring and other charges as further described in Note 17. No content impairments were recorded as a component of restructuring and other during the year ended December 31, 2017, and content impairments of $7 million were recorded as a component of restructuring and other charges for the year ended December 31, 2016.
As of December 31, 2018, the Company estimates that approximately 96% of unamortized costs of content rights, excluding content in-production and prepaid licenses, will be amortized within the next three years. As of December 31, 2018, the Company will amortize $1.5 billion of the above unamortized content rights, excluding content in-production and prepaid licenses, during the next twelve months.
NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in millions).

	December 31,
	2018	2017
Land, buildings and leasehold improvements	$365	$363
Broadcast equipment	730	728
Capitalized software costs	440	379
Office equipment, furniture, fixtures and other	458	431
Property and equipment, at cost	1,993	1,901
Accumulated depreciation	(1,193)	(1,304)
Property and equipment, net	$800	$597
Property and equipment includes assets acquired under capital lease arrangements, primarily satellite transponders classified as broadcast equipment, with gross carrying values of $369 million and $358 million as of December 31, 2018 and 2017, respectively. The related accumulated amortization for capital lease assets was $181 million and $154 million as of December 31, 2018 and 2017, respectively.
Capitalized software costs are for internal use. The net book value of capitalized software costs was $136 million and $86 million as of December 31, 2018 and 2017, respectively. The related accumulated amortization was $304 million and $293 million as of December 31, 2018 and 2017, respectively.
Depreciation expense for property and equipment, including amortization of capitalized software costs and capital lease assets, totaled $229 million, $150 million and $139 million for 2018, 2017 and 2016, respectively.
In addition to the capitalized property and equipment included in the above table, the Company rents certain facilities and equipment under operating lease arrangements. Rental expense for operating leases totaled $205 million, $127 million and $122 million for 2018, 2017 and 2016, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each business unit were as follows (in millions).

	U.S. Networks	International Networks	Education and Other	Total
December 31, 2016	$5,265	$2,708	$67	$8,040
Acquisitions (Note 3)	211	7	—	218
Dispositions (Note 3)	—	—	(30)	(30)
Impairment of goodwill	—	(1,327)	—	(1,327)
Foreign currency translation	2	167	3	172
December 31, 2017	5,478	1,555	40	7,073
Acquisitions (Note 3)	5,319	802	—	6,121
Dispositions (Note 3)	—	—	(40)	(40)
Foreign currency translation and other adjustments	$(12)	$(136)	$—	(148)
December 31, 2018	$10,785	$2,221	$—	$13,006
The carrying amount of goodwill at the International Networks segment included accumulated impairments of $1.3 billion as of each of December 31, 2018 and December 31, 2017. The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of December 31, 2018 and 2017.
Intangible Assets
Finite-lived intangible assets consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	December 31, 2018			December 31, 2017
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Trademarks	10	$1,669	$(342)	$1,327	$494	$(224)	$270
Customer relationships	10	9,455	(1,501)	7,954	2,026	(758)	1,268
Other	9	314	(85)	229	118	(50)	68
Total		$11,438	$(1,928)	$9,510	$2,638	$(1,032)	$1,606
Indefinite-lived intangible assets not subject to amortization (in millions):

	December 31,
	2018	2017
Trademarks	$164	$164
Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $1.2 billion, $180 million and $183 million for 2018, 2017 and 2016, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2019	2020	2021	2022	2023	Thereafter
Amortization expense	$1,120	$1,065	$1,042	$1,015	$986	$4,282
The amount and timing of the estimated expenses in the above table may vary due to future acquisitions, dispositions, impairments, changes in estimated useful lives or changes in foreign currency exchange rates.
Impairment Analysis
As of November 30, 2018, the Company performed a qualitative goodwill impairment assessment for all reporting units and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values, except for its Asia-Pacific reporting unit. Based on the results of the qualitative assessment, the Company performed a quantitative step 1 impairment test (comparison of fair value to carrying value) for its Asia-Pacific reporting unit, which indicated that the estimated fair value exceeded its carrying value by approximately 10% and, therefore, no impairment was recorded. The fair value of the Asia-Pacific reporting unit was determined using DCF and market-based valuation models. Cash flows were determined based on Company estimates of future operating results and were discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit. The market-based valuation models utilized multiples of revenue and earnings before interest, taxes, depreciation and amortization. Both the DCF and market-based models resulted in substantially similar fair values. As of December 31, 2018, the carrying value of goodwill assigned to the Asia-Pacific reporting unit was $188 million. Management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability.
As of November 30, 2017, the Company performed a qualitative goodwill impairment assessment for all reporting units and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values, except for its DNI-Europe reporting unit. Based on the results of the qualitative assessment, the Company performed a quantitative step 1 impairment test for its European reporting unit as of November 30, 2017, using the same methodology as in 2016, noting potential impairment (approximately $100 million or 3% deficit). Given these results, the Company then applied the hypothetical purchase price analysis required by the step 2 test and recognized a pre-tax goodwill impairment charge of $1.3 billion as of November 30, 2017, for the European reporting unit. The impairment charge of $1.3 billion significantly exceeded the deficit of fair value to carrying value of approximately $100 million because of significant intangible assets that were not recognized on the Company's consolidated balance sheet (i.e., excluded from book carrying value) but were considered in the step 2 calculation on a fair value basis.
After the impairment charge was recorded, the carrying value of remaining goodwill assigned to the European reporting unit was $1.1 billion and the net assets of the reporting unit were approximately $2.7 billion, which resulted in $1.2 billion headroom based on the estimated fair value of $3.9 billion. The determination of fair value of the Company's DNI-Europe reporting unit represented a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. Changes in significant judgments and estimates could significantly impact the concluded fair value of the reporting unit or the valuation of intangible assets. The goodwill impairment charge did not have an impact on the calculation of the Company's financial covenants under the Company's debt arrangements.
As of November 30, 2016, the Company performed a quantitative goodwill impairment assessment for all reporting units consistent with the Company's accounting policy. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The fair values of the reporting units were determined using DCF and market-based valuation models. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization. Both the DCF and market-based models resulted in substantially similar fair values.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT
The table below presents the components of outstanding debt (in millions).

	December 31,
	2018	2017
5.625% Senior notes, semi-annual interest, due August 2019	$411	$411
2.200% Senior notes, semi-annual interest, due September 2019	500	500
Floating rate notes, quarterly interest, due September 2019	400	400
2.750% Senior notes, semi-annual interest, due November 2019	500	—
2.800% Senior notes, semi-annual interest, due June 2020	600	—
5.050% Senior notes, semi-annual interest, due June 2020	789	789
4.375% Senior notes, semi-annual interest, due June 2021	650	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	344	358
3.300% Senior notes, semi-annual interest, due May 2022	500	500
3.500% Senior notes, semi-annual interest, due June 2022	400	—
2.950% Senior notes, semi-annual interest, due March 2023	1,185	1,200
3.250% Senior notes, semi-annual interest, due April 2023	350	350
3.800% Senior notes, semi-annual interest, due March 2024	450	450
2.500% Senior notes, sterling denominated, annual interest, due September 2024	507	538
3.900% Senior notes, semi-annual interest, due November 2024	497	—
3.450% Senior notes, semi-annual interest, due March 2025	300	300
3.950% Senior notes, semi-annual interest, due June 2025	500	—
4.900% Senior notes, semi-annual interest, due March 2026	700	700
1.900% Senior notes, euro denominated, annual interest, due March 2027	688	717
3.950% Senior notes, semi-annual interest, due March 2028	1,700	1,700
5.000% Senior notes, semi-annual interest, due September 2037	1,250	1,250
6.350% Senior notes, semi-annual interest, due June 2040	850	850
4.950% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	1,250
Revolving credit facility	225	425
Program financing line of credit	22	—
Capital lease obligations	252	225
Total debt	17,170	14,913
Unamortized discount, premium and debt issuance costs, net	(125)	(128)
Debt, net of unamortized discount, premium and debt issuance costs	17,045	14,785
Current portion of debt	(1,860)	(30)
Noncurrent portion of debt	$15,185	$14,755
Senior Notes
On February 19, 2019, Discovery Communications, LLC (“DCL”), a wholly owned subsidiary of Discovery, Inc., issued a notice for the redemption in full of all $411 million aggregate principal amount outstanding of its 5.625% senior notes due August 2019 in accordance with the terms of the indenture governing the notes. The notes will be redeemed on March 21, 2019 (the “Redemption Date”), at a redemption price with respect to each note equal to the greater of (i) 100% of the principal amount of the notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the Redemption Date) discounted to the Redemption Date on a semi-annual basis at a comparable treasury rate plus 30 basis points, plus accrued interest thereon to the Redemption Date.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of Scripps Networks on March 6, 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes"). As part of accounting for the acquisition of Scripps Networks, the Scripps Networks Senior Notes were adjusted to fair value using observable trades as of the acquisition date. (See Note 3.) The fair value adjustment resulted in an opening balance sheet carrying value that was $19 million less than the face amount of the senior notes. As of December 31, 2018, fair value adjustments of $4 million were amortized to interest expense.
On April 3, 2018, pursuant to an Offering Memorandum and Consent Solicitation Statement to Exchange dated March 5, 2018, Discovery Communications, LLC ("DCL"), a wholly-owned subsidiary of the Company, completed the exchange of $2.3 billion aggregate principal amount of Scripps Networks Senior Notes, for $2.3 billion aggregate principal amount of DCL's 2.750% senior notes due 2019 (the "2019 Notes"), 2.800% senior notes due 2020 (the "2020 Notes"), 3.500% senior notes due 2022 (the "2022 Notes"), 3.900% senior notes due 2024 (the "2024 Notes") and 3.950% senior notes due 2025 (the "2025 Notes"). Interest on the 2019 Notes and the 2024 Notes is payable semi-annually in arrears on May 15 and November 15 of each year. Interest on the 2020 Notes, the 2022 Notes and the 2025 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The exchange was accounted for as a debt modification and, as a result, third-party issuance costs were expensed as incurred.
On September 21, 2017, DCL issued $500 million principal amount of 2.200% senior notes due 2019, $1.20 billion principal amount of 2.950% senior notes due 2023, $1.70 billion principal amount of 3.950% senior notes due 2028, $1.25 billion principal amount of 5.000% senior notes due 2037, $1.25 billion principal amount of 5.200% senior notes due 2047 (collectively, the “Senior Fixed Rate Notes”) and $400 million principal amount of floating rate senior notes due 2019 (the “Senior Floating Rate Notes” and, together with the Senior Fixed Rate Notes, the “USD Notes”). Interest on the Senior Fixed Rate Notes is payable on March 20 and September 20 of each year. Interest on the Senior Floating Rate Notes is payable on March 20, June 20, September 20 and December 20 of each year. The USD Notes are fully and unconditionally guaranteed by the Company. On September 21, 2017, DCL also issued £400 million principal amount ($540 million at issuance based on the exchange rate of $1.35 per pound at September 21, 2017) of 2.500% senior notes due 2024 (the “Sterling Notes”). Interest on the Sterling Notes is payable on September 20 of each year. The proceeds received by DCL from the USD Notes and the Sterling Notes were net of an $11 million issuance discount and $57 million of debt issuance costs. The net proceeds from the issuance of these senior notes were used to finance a portion of the Scripps Networks acquisition. (See Note 3.)
On March 13, 2017, DCL issued $450 million principal amount of 3.800% senior notes due March 13, 2024 (the "2017 USD Notes") and an additional $200 million principal amount of its existing 4.900% senior notes due March 11, 2026 (the "2016 USD Notes"). Interest on the 2017 USD Notes is payable semi-annually on March 13 and September 13 of each year. Interest on the 2016 USD Notes is payable semi-annually on March 11 and September 11 of each year. The proceeds received by DCL from the 2017 USD Notes were net of a $1 million issuance discount and $4 million of debt issuance costs. The proceeds received by DCL from the 2016 USD Notes included a $10 million issuance premium and were net of $2 million of debt issuance costs.
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
As of December 31, 2018, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for $243 million of un-exchanged Scripps Networks Senior Notes acquired in conjunction with the acquisition of Scripps Networks. (See Note 25.)
Term Loans
On August 11, 2017, DCL entered into a  delayed draw and unsecured term loan credit facility (the "Term Loans"), with a three-year tranche and a five-year tranche, each with a principal amount of up to $1 billion. The term of each delayed draw loan commenced on March 6, 2018 when Discovery used these funds to finance a portion of the Scripps Networks acquisition. The Term Loans' interest rates were based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company paid a commitment fee of 20 basis points per annum for each loan, based on its then-current credit rating, beginning September 28, 2017 through March 6, 2018. As of December 31, 2018, the Company had used cash from operations and borrowings under the commercial paper program to fully repay the Term Loans.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured Bridge Loan Commitment
On July 30, 2017, the Company obtained a commitment letter from a financial institution for a $9.6 billion unsecured bridge term loan facility that could have been used to complete the Scripps Networks acquisition. No amounts were drawn under the bridge loan commitment and, following the execution of the Term Loans and the issuance of the USD Notes and the Sterling Notes on September 21, 2017, the commitment was terminated. The Company incurred $40 million of debt issuance costs, which were fully amortized as a component of interest expense following the issuance of the USD Notes and Sterling Notes on September 21, 2017. The associated cash payment was classified as a component of financing activity in the consolidated statements of cash flows.
Revolving Credit Facility
On August 11, 2017, DCL amended its $2.0 billion revolving credit facility to allow DCL and certain designated foreign subsidiaries of DCL to borrow up to $2.5 billion, including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for Euro-denominated swing line loans. Borrowing capacity under this credit facility is reduced by any outstanding borrowings under the commercial paper program. The revolving credit facility agreement amendment extended the maturity date from February 4, 2021 to August 11, 2022. The original agreement included the option for up to two additional 364-day renewal periods.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. In addition to the change in the revolver's capacity on August 11, 2017, the financial covenants were modified to increase the maximum consolidated leverage ratio financial covenant to 5.50 to 1.00, with step-downs to 5.00 to 1.00 and to 4.50 to 1.00, one year and two years after the closing of the Scripps Networks acquisition, respectively. As of December 31, 2018, the Company's subsidiary, DCL, was in compliance with all covenants and there were no events of default under the revolving credit facility.
As of December 31, 2018, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $225 million at a weighted average interest rate of 3.820%. As of December 31, 2017, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $425 million at a weighted average interest rate of 2.690%. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For U.S. dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company may also borrow foreign currencies under the credit facility, at an interest rate based on adjusted LIBOR, plus a margin. The current margins are 1.300% and 0.300%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. The Company had no borrowings under the credit facility in foreign currencies as of December 31, 2018 and 2017. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.200% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. The Company had no outstanding borrowings as of December 31, 2018 and 2017.
Program Financing Line of Credit
On January 12, 2018, the Company entered into a secured line of credit for an aggregate principal amount of $26 million to finance content production costs. Interest rates on this line of credit are based on the Company’s option to elect either an adjusted LIBOR or a variable prime rate. Interest on the outstanding balance is due quarterly commencing on October 15, 2018 with a final payment due on October 15, 2020. As of December 31, 2018, the Company has an outstanding balance of $22 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term Debt Repayment Schedule
The following table presents a summary of scheduled and estimated debt payments, excluding the revolving credit facility, commercial paper borrowings and capital lease obligations, for the next five years based on the amount of the Company's debt outstanding as of December 31, 2018 (in millions).

	2019	2020	2021	2022	2023	Thereafter
Long-term debt repayments	$1,811	$1,388	$650	$1,244	$1,535	$10,043
Scheduled payments for capital lease obligations outstanding as of December 31, 2018 are disclosed in Note 22.
NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to exogenous events and market risks from changes in foreign currency exchange rates and interest rates. At the inception of a derivative contract, the Company designates the derivative as one of four types based on the Company's intentions and belief as to its likely effectiveness as a hedge. These four types are: (i) a cash flow hedge, (ii) a net investment hedge, (iii) a fair value hedge, or (iv) an instrument with no hedging designation. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
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
Cash Flow Hedges
The Company designates foreign currency forward and option contracts as cash flow hedges to mitigate foreign currency risk arising from third-party revenue and inter-company licensing agreements. The Company also designates interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. As of December 31, 2018 there were no interest rate contracts outstanding.
During the year ended December 31, 2016, the Company terminated and settled its outstanding interest rate cash flow hedges which resulted in a $40 million pretax gain. As the hedges were considered to be effective and the forecasted transactions were considered probable of occurring, the gain remained in accumulated other comprehensive loss and will be amortized as a reduction to interest expense over the term of the forecasted senior notes. The Company reclassified $17 million of the gains from accumulated other comprehensive loss to other (expense) income, net, in the Company's consolidated statements of operations, as the forecasted transaction was considered remote following the issuance of the USD Notes on September 21, 2017.
Net Investment Hedges
The Company designates cross-currency swaps and foreign currency forward contracts as hedges of net investments in foreign operations. Under ASU 2017-12, changes in the fair value of these instruments related to changes in spot rates are included in other comprehensive income (i.e., cumulative translation adjustment), while excluded components (i.e., anything other than the change in fair value due to changes in spot rates such as cross currency basis spread and forward points) are recorded as part of interest expense.
On December 6, 2018, Discovery Networks SL (Spain) entered into a foreign currency forward contract with a notional value of 35.6 billion Chilean Pesos (equivalent to $53 million) at execution date and with a due date of December 15, 2021. This was designated a net investment hedge, hedging against changes in the foreign currency-equivalent of the net investment in the foreign operation due to movements in exchange rates. As of December 31, 2018 the Company recorded an unrealized gain of $1 million as a cumulative translation adjustment under other comprehensive income (loss).

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 18, 2018, DNI Europe Holdings Limited entered into three fixed cross-currency swaps that were all designated as net investment hedges, which had a notional amount of €750 million (equivalent to $853 million), and due dates in 2022 and 2027. Also on December 18, 2018, Discovery Luxembourg Holdings 1 S.A.R.L. entered into three fixed cross-currency swaps that were all designated as net investment hedges, which had an aggregate notional amount of £674 million (equivalent to $853 million), and due dates in 2022 and 2027. The objective of these swaps is to protect the companies against the risk of changes in the foreign currency-equivalent of net investments in the foreign operations due to movements in foreign currency. As of December 31, 2018, the Company has recorded an unrealized loss of $10 million in connection with these contracts which has been recorded as a cumulative translation adjustment in other comprehensive income (loss).
On September 21, 2017, in conjunction with the Scripps Networks acquisition (see Note 3 and Note 9), DCL issued £400 million (equivalent to $543 million) principal amount of 2.500% senior notes due 2024. The Sterling Notes were designated as net investment hedges, hedging against fluctuations in foreign currency exchange rates on a portion of the Company's investments in foreign subsidiaries. Prior to issuance of the Sterling Notes, the Company also entered into a series of foreign exchange contracts designated as net investment hedges on a portion of the Company's investments in foreign subsidiaries. These foreign exchange contracts were settled on the date of issuance of the Sterling Notes and resulted in a $12 million loss, which has been reflected as a component of currency translation adjustments on the Company's consolidated balance sheets as of December 31, 2017.
Fair Value Hedges
Prior to the adoption of ASU 2016-01, the Company designated derivative instruments used to mitigate the risk of changes in the fair value of its AFS securities as fair value hedges. On November 12, 2015, the Company entered into the Lionsgate Collar, designed to mitigate the risk of market fluctuations with respect to 50% of the Lionsgate shares held by the Company. (See Note 4.) The collar settles in three tranches starting in 2019 and ending in 2022.
Effective January 1, 2018, upon adoption of ASU 2016-01, the Company no longer applies hedge accounting to the Lionsgate Collar. There is no change to the manner in which the Company accounts for the collar as movements in its fair value will continue to be recorded as a component of other (expense) income, net on the consolidated statements of operations. (See Note 2 and Note 5.)
No Hedging Designation
The Company may also enter into derivative financial instruments that do not qualify for hedge accounting and are not designated as hedges. These instruments are intended to mitigate economic exposures due to exogenous events and changes in foreign currency exchange rates and interest rates.
On December 18, 2018, Discovery, Inc. entered into three foreign exchange forwards contracts with a notional value of $860 million. The objective of these contracts is to protect the Company against adverse revaluation impact on its Euro denominated debt. As of December 31, 2018, the Company has recorded a gain of $11 million as part of other (expense) income, net on the consolidated statements of operations.
On October 17, 2018, DNI Global LLP and Discovery Communications Europe entered into four foreign exchange forwards contracts with a notional value of $300 million. The objective of these contracts was to protect the companies against volatility in the revaluation of foreign accounts receivable and accounts payable. These contracts were settled on November 30, 2018, and in connection with these transactions a total gain of $7 million was recorded as part of other (expense) income, net on the consolidated statements of operations.
During the year ended December 31, 2017, in conjunction with the Scripps Networks acquisition (see Note 3 and Note 9), the Company entered into $4 billion notional amount of interest rate contracts used to economically hedge a portion of the pricing of the 2017 USD Notes. These interest rate contracts were settled on September 21, 2017 and did not receive hedging designation. The Company recognized a $98 million loss in connection with these interest rate contracts, which has been reflected as a component of other (expense) income, net on the Company's consolidated statements of operations.
Financial Statement Presentation
The Company records all unsettled derivative contracts at their gross fair values on the consolidated balance sheets. (See Note 5.) The portion of the fair value that represents cash flows occurring within one year are classified as current, and the portion related to cash flows occurring beyond one year are classified as noncurrent.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of December 31, 2018 and December 31, 2017.

	December 31, 2018					December 31, 2017
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$267	$13	$—	$3	$—	$817	$7	$—	$12	$—
Net investment hedges:(a)
Cross-currency swaps	3,387	—	41	39	81	1,708	—	3	13	98
Foreign exchange	52	—	1	—	—	303	2	—	8	—
Fair value hedges:
Equity (Lionsgate collar) (b)	—	—	—	—	—	97	—	13	—	—
No hedging designation:
Foreign exchange	860	—	11	—	—	—	—	—	—	—
Interest rate swaps	25	—	—	—	—	25	—	—	—	—
Cross-currency swaps	64	—	—	1	—	64	—	—	—	6
Equity (Lionsgate collar) (b)	97	14	27	—	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	665	—	—	—	1
Total		$27	$80	$43	$81		$9	$16	$33	$105
(a) Excludes £400 million of sterling notes ($507 million equivalent at December 31, 2018) designated as a net investment hedge. (See Note 9.)
(b) Upon adoption of ASU 2016-01 on January 1, 2018, the Lionsgate Collar no longer receives hedge accounting designation. (See Note 2 and Note 5.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Year Ended December 31,
	2018	2017	2016
Gains (losses) recognized in accumulated other comprehensive loss (a):
Foreign exchange - derivative adjustments	$34	$(41)	$(1)
Interest rate - derivative adjustments	—	—	40
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	9	(22)	(25)
Foreign exchange - advertising revenue	(1)	(3)	(2)
Foreign exchange - costs of revenues	11	—	27
Foreign exchange - other income, net	—	—	3
Interest rate - interest expense	—	(1)	(3)
Amount of gain recognized in income on derivative (amount excluded from effectiveness testing) (b):
Foreign exchange - other income, net	—	—	1
Interest rate - other income, net	—	17	—
Fair value excluded from effectiveness assessment:
Foreign exchange - other income, net	—	—	(5)
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
If current fair values of designated cash flow hedges as of December 31, 2018 remained static over the next twelve months, the Company would reclassify $10 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective with the Company’s initial application of ASU 2017-12, net periodic interest settlements and accruals on the cross-currency swaps (which would include any cross-currency basis spread adjustment) are reported directly in interest expense, net. Changes in the fair value of the cross-currency swaps resulting from changes in the foreign exchange spot rate will continue to be recorded within the cumulative translation component of AOCI. The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	Amount of gain (loss) recognized in AOCI			Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2018	2017	2016		2018	2017	2016
Gains (losses) recognized in AOCI:
Cross currency swaps	$43	$(96)	$3	Interest expense, net	$14	$—	$—
Foreign exchange contracts(a)	—	(18)	—	N/A	—	—	—
Sterling notes (foreign denominated debt)(a)	30	2	—	N/A	—	—	—
Total	$73	$(112)	$3		$14	$—	$—
(a) There are no existing components that are eligible for exclusion from effectiveness testing under ASU 2017-12. There were no forward exchange contracts outstanding at the date of adoption of ASU 2017-12.

The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). Upon adoption of ASU 2016-01 on January 1, 2018, the Company no longer designates any of its derivatives as fair value hedges. As a result, there was no activity related to derivatives designated as fair value hedges for the year ended December 31, 2018. There were no amounts of ineffectiveness recognized on fair value hedges for the year ended December 31, 2018. As this hedge relationship was not active as of the date of adoption of ASU 2017-12, no transition adjustment was required.

	Year Ended December 31,
	2017	2016
Gains (losses) on changes in fair value of hedged AFS	$18	$(17)
(Losses) gains on changes in the intrinsic value of equity contracts	(17)	16
Fair value of equity contracts excluded from effectiveness assessment	5	(6)
Total in other income (expense), net	$6	$(7)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Year Ended December 31,
	2018	2017	2016
Interest rate swaps	$—	$(98)	$—
Cross-currency swaps	4	(6)	—
Foreign exchange	18	—	(1)
Credit contracts	(1)	(1)	—
Equity	29	—	—
Total in other income (expense), net	$50	$(105)	$(1)
NOTE 11. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive income (loss); however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. The adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to income from continuing operations available to Discovery, Inc. stockholders in the calculation of earnings per share. (See Note 19.) The table below summarizes the Company's redeemable noncontrolling interests balances (in millions).

	December 31,
	2018	2017
OWN	$58	$56
MTG	121	120
Discovery Family	206	210
Discovery Japan	30	27
Total	$415	$413

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	December 31,
	2018	2017	2016
Beginning balance	$413	$243	$241
Initial fair value of redeemable noncontrolling interests of acquired businesses	—	137	—
Cash distributions to redeemable noncontrolling interests	(25)	(30)	(22)
Comprehensive income (loss) adjustments:
Net income attributable to redeemable noncontrolling interests	20	24	23
Other comprehensive earnings attributable to redeemable noncontrolling interests	—	1	—
Currency translation on redemption values	2	—	1
Retained earnings adjustments:
Adjustments to redemption value	3	38	—
Interest adjustment	2	—	—
Ending balance	$415	$413	$243

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In connection with its non-controlling interest in Discovery Family, Hasbro Inc ("Hasbro") has the right to put the entirety of its remaining 40% interest in the company to Discovery at any time during the one-year period beginning December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is a function of the then-current fair market value of the redeemable noncontrolling interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet.
In connection with its non-controlling interest in Discovery Japan, Jupiter Telecommunications Co., Ltd. ("J:COM") has the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. As amended, through January 10, 2019, the redemption value is the January 10, 2013 fair value denominated in Japanese yen; thereafter, as chosen by J:COM, the redemption value is the then-current fair value or the January 10, 2013, fair value denominated in Japanese yen.
NOTE 12. EQUITY
Common Stock
Common Stock Issued in Connection with Scripps Networks Acquisition
On March 6, 2018, the Company issued 139 million shares of Series C common stock as part of the consideration paid for the acquisition of Scripps Networks, inclusive of the conversion of 1 million Scripps Networks share-based compensation awards. (See Note 3.)
Common Stock
The Company has three series of common stock authorized, issued and outstanding as of December 31, 2018: Series A common stock, Series B common stock and Series C common stock. Holders of these three series of common stock have equal rights, powers and privileges, except as otherwise noted. Holders of Series A common stock are entitled to one vote per share and holders of Series B common stock are entitled to ten votes per share on all matters voted on by stockholders, except for directors to be elected by holders of the Company’s Series A-1 convertible preferred stock. Holders of Series C common stock are not entitled to any voting rights, except as required by Delaware law. Generally, holders of Series A common stock and Series B common stock and Series A-1 convertible preferred stock vote as one class, except for certain preferential rights afforded to holders of Series A-1 convertible preferred stock.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Repurchase Programs
Common Stock
On August 10, 2010, the Company implemented a stock repurchase program. Under the Company's stock repurchase program, management was authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The Company's authorization under the program expired on October 8, 2017.
All common stock repurchases, including prepaid common stock repurchase contracts, were made through open market transactions in 2017 and 2016. There were no common stock repurchases during 2018. As of December 31, 2018 and over the life of the program, the Company had repurchased 3 million and 164 million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $6.6 billion, respectively.
The table below presents a summary of common stock repurchases (in millions).

	Year Ended December 31,
	2017	2016
Series C Common Stock:
Shares repurchased	14.3	34.8
Purchase price(a)	$381	$895
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
Convertible Preferred Stock and Preferred Stock Modification
The Company has two series of preferred stock authorized, issued and outstanding as of December 31, 2018: Series A-1 convertible preferred stock and Series C-1 convertible preferred stock. There are 8 million shares authorized for Series A-1 convertible preferred stock and 6 million shares authorized for Series C-1 convertible preferred stock.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2018, all outstanding shares of Series A-1 and Series C-1 convertible preferred stock were held by Advance/Newhouse. Consistent with the terms of the arrangement prior to the Exchange, holders of Series A-1 and Series C-1 convertible preferred stock have equal rights, powers and privileges, except as otherwise noted. Except for the election of common stock directors, the holders of Series A-1 convertible preferred stock are entitled to vote on matters to which holders of Series A and Series B common stock are entitled to vote, and holders of Series C-1 convertible preferred stock are entitled to vote on matters to which holders of Series C common stock, which is generally non-voting, are entitled to vote pursuant to Delaware law. Series A-1 convertible preferred stockholders vote on an as converted to common stock basis together with the Series A and Series B common stockholders as a single class on all matters except the election of directors.
Additionally, through its ownership of the Series A-1 convertible preferred stock, Advance/Newhouse has special voting rights on certain matters and the right to elect three directors. Holders of the Company’s common stock are not entitled to vote in the election of such directors. Advance/Newhouse retains these rights so long as it or its permitted transferees own or have the right to vote such shares that equal at least 80% of the shares of Series A convertible preferred stock issued to Advance/Newhouse in connection with the formation of Discovery, as converted to Series A-1 convertible preferred stock, plus any Series A-1 convertible preferred stock released from escrow, as may be adjusted for certain capital transactions.
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
Preferred Stock Conversion and Repurchases
Prior to the Exchange, the Company had an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C convertible preferred stock convertible into Series C common stock based on the number of shares of Series C common stock purchased under the Company’s stock repurchase program during the then most recently completed fiscal quarter. The price paid per share is calculated as 99% of the average price paid for the Series C common shares repurchased by the Company during the applicable fiscal quarter multiplied by the Series C conversion rate. The Advance/Newhouse repurchases are made outside of the Company’s publicly announced stock repurchase program. The repurchase transactions are recorded as a decrease of par value of preferred stock and retained earnings upon settlement as there is no remaining additional paid-in capital ("APIC") for this class of stock and the shares are retired upon repurchase. The Advance/Newhouse repurchase agreement was amended on August 7, 2017 to conform the terms of the previous agreement, as detailed above, to the conversion ratio of the newly issued Series C-1 convertible preferred stock. During 2017 there were 2.3 million shares of Series C convertible preferred stock and 0.2 million shares of Series C-1 convertible preferred stock repurchased for $120 million and $102 million, respectively. There were no preferred stock repurchases during 2018.
Common Stock Repurchase Contracts
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

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized (losses) gains:
Foreign currency	$(246)	$(6)	$(252)	$280	$3	$283	$(234)	$41	$(193)
Net investment hedges	59	—	59	(112)	—	(112)	3	(1)	2
Reclassifications:
Gain on disposition	4	—	4	12	—	12	—	—	—
Total currency translation adjustments	(183)	(6)	(189)	180	3	183	(231)	40	(191)
AFS adjustments (a):
Unrealized gains (losses) - AFS securities	—	—	—	36	(6)	30	(34)	6	(28)
Reclassifications to other expense, net:
Other-than-temporary-impairment AFS securities	—	—	—	—	—	—	62	(10)	52
Hedged portion of AFS securities	—	—	—	(18)	3	(15)	17	(3)	14
Total equity investment adjustments	—	—	—	18	(3)	15	45	(7)	38
Derivative adjustments:
Unrealized gains (losses)	34	(8)	26	(41)	15	(26)	39	(14)	25
Reclassifications:
Distribution revenue	(9)	2	(7)	22	(8)	14	25	(7)	18
Advertising revenue	1	—	1	3	(1)	2	2	—	2
Costs of revenues	(11)	3	(8)	—	—	—	(27)	7	(20)
Interest expense	—	—	—	1	—	1	3	(1)	2
Other (expense) income, net	—	—	—	(17)	6	(11)	(4)	1	(3)
Total derivative adjustments	15	(3)	12	(32)	12	(20)	38	(14)	24
Pension Plan and SERP Liability:
Unrealized gains	3	—	3	—	—	—	—	—	—
Total Pension Plan and SERP Liability adjustments	3	—	3	—	—	—	—	—	—
Other comprehensive (loss) income adjustments	$(165)	$(9)	$(174)	$166	$12	$178	$(148)	$19	$(129)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Currency Translation Adjustments	AFS Adjustments (a)	Derivative Adjustments	Pension Plan and SERP Liability	Accumulated Other Comprehensive Income (Loss)
December 31, 2015	$(606)	$(27)	$—	$—	$(633)
Other comprehensive (loss) income before reclassifications	(191)	(28)	25	—	(194)
Reclassifications from accumulated other comprehensive loss to net income	—	66	(1)	—	65
Other comprehensive loss	(191)	38	24	—	(129)
December 31, 2016	(797)	11	24	—	(762)
Other comprehensive income (loss) before reclassifications	171	30	(26)	—	175
Reclassifications from accumulated other comprehensive loss to net income	12	(15)	6	—	3
Other comprehensive income (loss)	183	15	(20)	—	178
Other comprehensive loss attributable to redeemable noncontrolling interests	(1)	—	—	—	(1)
December 31, 2017	(615)	26	4	—	(585)
Other comprehensive (loss) income before reclassifications	(193)	—	26	3	(164)
Reclassifications from accumulated other comprehensive loss to net income	4	—	(14)	—	(10)
Other comprehensive (loss) income	(189)	—	12	3	(174)
Reclassifications to retained earnings resulting from the adoption of ASU 2016-01	—	(26)	—	—	(26)
December 31, 2018	$(804)	$—	$16	$3	$(785)
(a) Effective January 1, 2018, unrealized gains and losses on equity investments with readily determinable fair values are recorded in other (expense) income, net. (See Note 2 and Note 4.)
NOTE 13. NONCONTROLLING INTEREST
In conjunction with the acquisition of Scripps Networks, the Company acquired a controlling interest in the TV Food Network Partnership, which is jointly owned with Tribune Media Company (the "Tribune Company"). Food Network and Cooking Channel are operated and organized under the terms of the Partnership. The Company holds 80% of the voting interest and 68.7% of the economic interest in the Partnership. Under the terms of the Partnership, the Partnership has a dissolution date of December 31, 2020. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests. Ownership interests attributable to the Tribune Company are presented as noncontrolling interests on the Company's consolidated financial statements. Under the terms of the Partnership agreement, Tribune Company cannot force a redemption outside of the Company's control. As such, the noncontrolling interests in the Partnership are reflected as a component of permanent equity in the Company's consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. REVENUES
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Year Ended December 31, 2018
	U.S. Networks	International Networks	Education and Other	Corporate and inter-segment	Total
Revenues:
Distribution	$2,456	$2,082	$—	$—	$4,538
Advertising	3,749	1,765	—	—	5,514
Other	145	302	54	—	501
Totals	$6,350	$4,149	$54	$—	$10,553

	Year Ended December 31, 2017
	U.S. Networks	International Networks	Education and Other	Corporate and inter-segment	Total
Revenues:
Distribution	$1,612	$1,862	$—	$—	$3,474
Advertising	1,740	1,332	1	—	3,073
Other	82	87	157	—	326
Totals	$3,434	$3,281	$158	$—	$6,873

	Year Ended December 31, 2016
	U.S. Networks	International Networks	Education and Other	Corporate and inter-segment	Total
Revenues:
Distribution	$1,532	$1,681	$—	$—	$3,213
Advertising	1,690	1,279	1	—	2,970
Other	63	80	173	(2)	314
Totals	$3,285	$3,040	$174	$(2)	$6,497
Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees or by calculating one twelfth of annual license fees specified in its distribution contracts. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.7 billion as of December 31, 2018, and is expected to be recognized over the next nine years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $511 million as of December 31, 2018, and is expected to be recognized over the next six years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $86 million as of December 31, 2018, and is expected to be recognized over the next fourteen years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the use of the practical expedients noted below, the above disclosure does not include information related to advertising since the duration of these arrangements is less than one year.
Contract Balances
A receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. A contract liability, i.e. deferred revenue, is recorded when cash is received in advance of the Company's performance. The following table presents (in millions) the Company’s opening and closing balances of receivables and deferred revenues, as well as activity since the beginning of the period.

	December 31, 2017	Additions (b)	Reductions (c)	Foreign Currency	December 31, 2018
Accounts receivable	$1,838	11,321	(10,527)	(12)	$2,620
Deferred revenues:
Current	255	1,378	(1,371)	(13)	249
Long term (a)	109	38	(27)	—	120

	December 31, 2016	Additions (d)	Reductions (e)	Foreign Currency	December 31, 2017
Accounts receivable	$1,495	7,074	(6,747)	16	$1,838
Deferred revenues:
Current	163	936	(875)	31	255
Long term (a)	122	26	(43)	4	109
(a) Long term deferred revenues is a component of other noncurrent liabilities on the consolidated balance sheets.
(b) This column includes Scripps Networks accounts receivable and deferred revenues balances of $783 million and $122 million, respectively, as of March 6, 2018, the date of the acquisition. (See Note 3.)
(c) This column includes the impact of the sale of the Education Business on April 30, 2018. (See Note 3.) As of the sale date, accounts receivable and deferred revenue balances were $32 million and$74 million, respectively.
(d) This column includes OWN accounts receivable and deferred revenues balances of $84 million and $5 million, respectively, as of November 30, 2017, the acquisition date, and TEN deferred revenues balance of $8 million as of September 25, 2017, the acquisition date. (See Note 3.)
(e) This column includes the impact of the sale of Raw and Betty on April 28, 2017. (See Note 3.) As of the sale date, accounts receivable and deferred revenue balances were $6 million and $17 million, respectively.
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
NOTE 15. SHARE-BASED COMPENSATION
The Company has various incentive plans under which stock options, RSUs, PRSUs and SARs have been issued. As of December 31, 2018, the Company has reserved a total of 123 million shares of its Series A and Series C common stock for future exercises of outstanding and future grants of stock options and stock-settled SARs and future vesting of outstanding and future grants of PRSUs and RSUs. Upon exercise of stock options and stock-settled SARs or vesting of PRSUs and RSUs, the Company issues new shares from its existing authorized but unissued shares. There were 83 million shares of common stock in reserves that were available for future grant under the incentive plans as of December 31, 2018.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense
The table below presents the components of share-based compensation expense (in millions).

	Year Ended December 31,
	2018	2017	2016
PRSUs	$24	$6	$34
RSUs	27	23	17
Stock options	22	12	13
SARs	8	(3)	4
ESPP and other	(1)	1	1
Total share-based compensation expense	$80	$39	$69
Tax benefit recognized	$13	$9	$25
Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. Liability-classified share-based compensation awards include certain PRSUs and SARs. The Company recorded total liabilities for cash-settled and other liability-classified share-based compensation awards of $54 million and $47 million as of December 31, 2018 and 2017, respectively. The current portion of the liability for cash-settled awards was $23 million and $12 million as of December 31, 2018 and 2017, respectively.
Share-Based Award Activity
PRSUs
The table below presents PRSU activity (in millions, except years and weighted-average grant price).

	PRSUs	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2017	3.5	$33.41	0.9	$76
Granted	0.6	$24.06
Converted	(1.1)	$40.21		$25
Forfeited	(0.1)	$26.98
Outstanding as of December 31, 2018	2.9	$28.98	0.8	$69
Vested and expected to vest as of December 31, 2018	2.9	$28.98	0.8	$69
Convertible as of December 31, 2018	0.5	$39.96	0.0	$13
The Company has granted PRSUs to certain senior level executives. PRSUs represent the contingent right to receive shares of the Company’s Series A and C common stock, substantially all of which vest over three to four years based on continuous service and whether the Company achieves certain operating performance targets. The performance targets for substantially all PRSUs are cumulative measures of the Company’s adjusted operating income before depreciation and amortization (as defined in Note 23), free cash flows and revenues over a three-year period. The number of PRSUs that vest principally range from 0% to 100% based on a sliding scale where achieving or exceeding the performance target will result in 100% of the PRSUs vesting and achieving less than 80% of the target will result in no portion of the PRSUs vesting. Additionally, for certain PRSUs, the Company’s Compensation Committee has discretion in determining the final amount of units that vest, but may not increase the amount of any PRSU award above 100%. Upon vesting, each PRSU becomes convertible into one share of the Company’s Series A or Series C common stock as applicable. Holders of PRSUs do not receive payments of dividends in the event the Company pays a cash dividend until such PRSUs are converted into shares of the Company’s common stock.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense is separately recorded for each vesting tranche of PRSUs for a particular grant. For certain PRSUs, the Company measures the fair value and related compensation cost based on the closing price of the Company’s Series A or C common stock on the grant date. For PRSUs for which the Company’s Compensation Committee has discretion in determining the final amount of units that vest or in situations where the executive is able to withhold taxes in excess of the maximum statutory requirement, compensation cost is remeasured at each reporting date based on the closing price of the Company’s Series A or Series C common stock.
As of December 31, 2018, unrecognized compensation cost related to PRSUs was $16 million, which is expected to be recognized over a weighted-average period of 1.0 year based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.
RSUs
The table below presents RSU activity (in millions, except years and weighted-average grant price).

	RSUs	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2017	3.4	$28.78	2.6	$77
Granted	3.6	$23.85
Converted	(1.2)	$26.68		$30
Forfeited	(0.9)	$27.38
Outstanding as of December 31, 2018	4.9	$25.95	2.6	$120
Vested and expected to vest as of December 31, 2018	4.9	$25.95	2.6	$120
RSUs represent the contingent right to receive shares of the Company's Series A and C common stock, substantially all of which vest ratably each year over periods of one to four years based on continuous service. As of December 31, 2018, there was $78 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.7 years.
Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	12.3	$27.46	3.5	$14
Granted (a)	15.1	$27.51
Exercised	(3.9)	$18.14		$30
Forfeited	(2.4)	$30.47
Outstanding as of December 31, 2018	21.1	$28.86	5.3	$9
Vested and expected to vest as of December 31, 2018	21.1	$28.86	5.3	$9
Exercisable as of December 31, 2018	5.1	$29.92	2.6	$7
(a) Stock options granted during the year ended December 31, 2018 include 2 million awards granted in connection with the acquisition of Scripps Networks.
Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s Series A or Series C common stock on the date of grant. Substantially all stock options vest ratably over three to four years from the grant date based on continuous service and expire seven to ten years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company received cash payments from the exercise of stock options totaling $68 million, $42 million and $46 million during 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $107 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.7 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2018, 2017 and 2016 were as follows.

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.74%	1.87%	1.26%
Expected term (years)	5.5	5.0	5.0
Expected volatility	29.57%	27.52%	28.74%
Dividend yield	—	—	—
The weighted-average grant date fair value of options granted during 2018, 2017 and 2016 was $7.95, $7.99 and $7.09, respectively, per option. The total intrinsic value of options exercised during 2018, 2017 and 2016 was $30 million, $26 million and $42 million, respectively.
SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	7.7	$31.58	1.0	$—
Granted	3.7	$22.37
Settled	(0.1)	$26.80		$—
Forfeited	(3.7)	$35.75
Outstanding as of December 31, 2018	7.6	$25.10	1.2	$6
Vested and expected to vest as of December 31, 2018	7.6	$25.10	1.2	$6
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

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.53%	1.74%	0.95%
Expected term (years)	1.2	1.0	0.9
Expected volatility	36.52%	31.37%	29.46%
Dividend yield	—	—	—
As of December 31, 2018 and 2017, the weighted-average fair value of SARs outstanding was $3.31 and $1.01 per award. The Company made no cash payments to settle exercised SARs during 2018. The Company made cash payments of $1 million and $5 million to settle exercised SARs during 2017 and 2016, respectively. As of December 31, 2018, there was $13 million of unrecognized compensation cost related to SARs, which is expected to be recognized over a weighted-average period of 1.1 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan
The ESPP enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. Unless otherwise determined by the Company’s Compensation Committee, the purchase price for shares offered under the ESPP is 85% of the closing price of the Company’s Series A common stock on the purchase date. The Company recognizes the fair value of the discount associated with shares purchased in selling, general and administrative expense on the consolidated statement of operations. The Company’s Board of Directors has authorized 9 million shares of the Company’s common stock to be issued under the ESPP. During the years ended December 31, 2018, 2017 and 2016 the Company issued 133 thousand, 179 thousand and 191 thousand shares under the ESPP, respectively, and received cash totaling $3 million, $4 million and $4 million, respectively.
NOTE 16. RETIREMENT SAVINGS PLANS
The Company has defined contribution and other savings plans for the benefit of its employees that meet eligibility requirements. In addition to these plans, as a result of the acquisition of Scripps Networks on March 6, 2018, the Company assumed the following employee defined benefit plans previously sponsored by Scripps Networks: (i) a qualified defined benefit pension plan ("Pension Plan") that covers certain U.S. based employees and (ii) a non-qualified unfunded Supplemental Executive Retirement Plan ("SERP"), which in addition to the Pension Plan provides defined pension benefits to eligible executives, (iii) defined contribution plan and (iv) executive deferred compensation plan.
Defined Contribution Plans
Eligible employees may contribute a portion of their compensation to the plans, which may be subject to certain statutory limitations. For these plans, the Company also makes contributions including discretionary contributions, subject to plan provisions, which vest immediately. The Company made total contributions of $41 million, $30 million and $29 million during 2018, 2017 and 2016, respectively. The Company's contributions were recorded in cost of revenues and selling, general and administrative expense in the consolidated statements of operations.
Employees of TVN and their subsidiaries are covered by state managed defined contribution plans. The Company made total contributions of $3 million in 2018. The Company's contributions were recorded in cost of revenues and selling, general and administrative expense in the consolidated statements of operations.
Executive Deferred Compensation Plans
The Company’s savings plans also include a deferred compensation plan through which members of the Company’s executive team in the U.S. may elect to defer a portion of their eligible compensation. The amounts deferred are invested in various mutual funds at the direction of the executive, which are used to finance payment of the deferred compensation obligation. Distributions from the deferred compensation plan are made upon termination or other events as specified in the plan. The Company has established separate rabbi trusts to hold the investments that finance the deferred compensation obligation. The accounts of the separate rabbi trusts are included in the Company’s consolidated financial statements. The investments are included in prepaid expenses and other current assets and other noncurrent assets. The deferred compensation obligation is included in accrued liabilities and other noncurrent liabilities in the consolidated balance sheets. The values of the investments and deferred compensation obligation are recorded at fair value. Changes in the fair value of the investments are offset by changes in the fair value of the deferred compensation obligation and are recorded in earnings as a component of other (expense) income, net, on the consolidated statements of operations. (See Note 5.)
Defined Benefit Plans
Pension Plan and SERP
Expense recognized in relation to the Pension Plan and SERP is based upon actuarial valuations. Inherent in those valuations are key assumptions including discount rates and, where applicable, expected returns on assets and projected future salary rates. Benefits are generally based on the employee’s compensation and years of service. Since December 31, 2009, no additional service benefits have been earned by participants under the Pension Plan. The amount of eligible compensation that is used to calculate a plan participant’s pension benefit includes compensation earned by the employee through December 31, 2019, after which time all plan participants will have a frozen pension benefit.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of the net periodic pension cost for the Pension Plan and SERP (in millions). The components of net periodic pension costs are reflected in other expense, net in the consolidated statements of operations.

	Year Ended December 31, 2018
	Pension Plan	SERP
Interest cost	$3	$1
Expected return on plan assets, net of expenses	(4)	—
Settlement charges	—	(2)
Net periodic pension cost	$(1)	$(1)
During the period March 6, 2018 to December 31, 2018, the Company contributed $21 million to the Pension Plan and made $31 million SERP benefit payments. Of the $21 million contributed to the Pension Plan during the period, $3 million was considered required funding. The Company does not anticipate contributing any cash to fund the Pension Plan and anticipates contributing $8 million to fund SERP benefit payments in 2019.
Assumptions used in determining the Pension Plan and SERP expense as of December 31, 2018.

	December 31, 2018
	Pension Plan	SERP
Discount rate	3.84%	3.41%
Long-term rate of return on plan assets	7.50%	N/A
Rate of compensation increases	3.57%	3.21%

Assumption	Description
Discount rate	Based on a bond portfolio approach that includes high-quality debt instruments with maturities matching the Company's expected benefit payments from the plans.
Long-term rate of return on plan assets
Based on the weighted-average expected rate of return and capital market forecasts for each asset class employed and also considers the Company's historical compounded return on plan assets for 10 and 15-year periods.

Increase in compensation levels	Based on past experience and the near-term outlook.
Mortality	RP 2014 mortality tables adjusted and projected using the scale MP-2018 mortality improvement rates.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status
The following table presents information about plan assets and obligations of the Pension Plan and SERP based upon a valuation as of December 31, 2018.

	Year Ended December 31, 2018
	Pension Plan	SERP
Accumulated benefit obligation	$81	$24
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$96	$62
Interest cost	3	1
Benefits paid	(1)	—
Actuarial gains	(5)	(5)
Curtailments	(1)	—
Settlement charges (a)	(8)	(32)
Projected benefit obligation at end of year	84	26
Plan assets:
Fair value at beginning of year	60	—
Actual return on plan assets	(2)	—
Company contributions	21	32
Benefits paid	(1)	—
Settlement charges (a)	(8)	(32)
Fair value at end of year	70	—
Underfunded status	$(14)	$(26)
Amounts recognized as assets and liabilities in the consolidated balance sheets:
Current liabilities	$—	$(7)
Non-current liabilities	(14)	(19)
Total	$(14)	$(26)
Amounts recognized in accumulated other comprehensive loss consist of:
Net gain	$—	$(3)
(a) In 2018, Discovery incurred pension settlement charges primarily related to former employees impacted by the restructuring plan.
Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive loss for the defined benefit plans, following the acquisition of Scripps Networks, consist of the following.

	Year Ended December 31, 2018
	Pension Plan	SERP
Net actuarial loss (gain)	$1	$(5)
Curtailments	(1)	—
Settlement charges	—	2
Total recognized in other comprehensive (income) loss	—	(3)
Net periodic benefit cost	(1)	(1)
Total recognized in net periodic benefit cost and other comprehensive loss	$(1)	$(4)
The Company does not expect to amortize any amounts related to the Pension Plan or SERP from accumulated other comprehensive loss into net periodic benefit cost for the net actuarial gain during 2019.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used in determining benefit obligations for the defined benefit plans were as follows.

	December 31, 2018
	Pension Plan	SERP
Discount rate	3.93%	3.77%
Rate of compensation increases	3.23%	2.89%
Plan Assets
The Company's investment policy is to maximize the total rate of return on plan assets to meet the long-term funding obligations of the Pension Plan. There are no restrictions on types of investments held in the Pension Plan, which are invested using a combination of active management and passive investment strategies. Risk is controlled through diversification among multiple asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning return targets and evaluating performance against these targets. The following table presents Pension Plan asset allocations by asset category.

Investment Type	Target Allocations for 2019	December 31, 2018
Debt securities	90%	89%
U.S. equity securities	10%	8%
Cash	—%	3%
Total	100%	100%

Investment Type	Description
Debt securities	Includes securities issued or guaranteed by the U.S. government and corporate debt obligations.
U.S. equity securities	Includes common stocks of large, medium and small companies that are predominantly U.S.-based.
Cash
Fair Value Measurements
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Debt securities
Mutual funds	$62	$62	—	—
U.S. equity securities
Mutual funds	6	6	—	—
Cash	2	2	—	—
Total	$70	$70	$—	$—

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Benefit Payments
The following table presents the estimated future benefit payments expected to be paid out for the defined benefits plans over the next ten years.

	Pension Plan	SERP
2019	$5	$8
2020	5	2
2021	4	2
2022	5	2
2023	7	2
Thereafter	29	7
NOTE 17. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segment, education and other, and corporate and inter-segment eliminations were as follows (in millions).

	Year Ended December 31,
	2018	2017	2016
U.S. Networks	$322	$18	$15
International Networks	307	42	26
Education and Other	1	3	3
Corporate and inter-segment eliminations	120	12	14
Total restructuring and other charges	$750	$75	$58

	Year Ended December 31,
	2018	2017	2016
Restructuring charges	$345	$68	$55
Other charges	405	7	3
Total restructuring and other charges	$750	$75	$58

Restructuring charges include contract terminations, employee terminations and facility closures. For the year ended December 31, 2018, these charges result from activities to integrate Scripps Networks and establish an efficient cost structure. Contract-related restructuring charges include costs to terminate certain production commitments, life of series production and content licensing contracts. Employee terminations relate to cost reduction efforts and management changes. Facility-related restructuring charges are recognized upon exiting all or a portion of a leased facility after meeting cease-use requirements. Other charges relate to content write-offs that resulted from strategic programming changes following the acquisition of Scripps Networks. Charges incurred in 2017 and 2016 resulted from management changes and cost reduction efforts, including employee terminations, intended to enable the Company to more efficiently operate in a leaner and more directed cost structure and invest in growth initiatives, including digital services and content creation.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in restructuring and other liabilities recorded in accrued liabilities and other noncurrent liabilities by reportable segment, education and other, and corporate and inter-segment eliminations were as follows (in millions).

	U.S. Networks	International Networks	Education and Other	Corporate and inter-segment eliminations	Total
December 31, 2016	$11	$11	$—	$17	$39
Net contract termination accruals	3	—	—	—	3
Net employee relocation/termination accruals	12	42	4	7	65
Cash paid	(21)	(28)	(3)	(12)	(64)
December 31, 2017	5	25	1	12	43
Net contract termination accruals	12	67	—	14	93
Net employee relocation/termination accruals	89	56	1	99	245
Cash paid	(90)	(102)	(2)	(79)	(273)
December 31, 2018	$16	$46	$—	$46	$108
Net accruals for the year ended December 31, 2018 do not include $7 million of Scripps Networks share-based awards exchanged for Discovery shares as of March 6, 2018 recorded in APIC and included in restructuring charges for the year ended December 31, 2018.
NOTE 18. INCOME TAXES
The domestic and foreign components of income (loss) before income taxes were as follows (in millions).

	Year Ended December 31,
	2018	2017	2016
Domestic	$1,125	$815	$1,414
Foreign	(103)	(952)	257
Income (loss) before income taxes	$1,022	$(137)	$1,671
The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$323	$177	$384
State and local	30	45	(56)
Foreign	119	153	152
	472	375	480
Deferred:
Federal	(113)	(124)	45
State and local	(21)	(7)	—
Foreign	3	(68)	(72)
	(131)	(199)	(27)
Income taxes	$341	$176	$453

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The TCJA revised the U.S. corporate income tax by among other things, lowering the statutory corporate tax rate from 35% to 21% and reinstating bonus depreciation that will allow for full expensing of qualified property, for property placed in service before 2023, including qualified film, such as content produced by the Company. The TCJA also eliminated or significantly amended certain deductions (interest, domestic production activities deduction and executive compensation). The TCJA fundamentally changed taxation of multinational entities by moving from a system of worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime with current taxation of certain foreign income. Included in the international provisions was the enactment of a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion and promote U.S. production. In addition, the TCJA imposed a mandatory repatriation toll tax on unremitted foreign earnings. The U.S. taxation of these amounts notwithstanding, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S.
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
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. Adjustments made to the provisional amounts allowed under SAB 118 were identified and recorded as discrete adjustments during the year ended December 31, 2018. The Company has completed its accounting for all TCJA tax effects and there were no material adjustments to the provisional net tax benefit recognized in 2017.
The following table reconciles the Company's effective income tax rates to the U.S. federal statutory income tax rates.

	Year Ended December 31,
	2018		2017		2016
U.S. federal statutory income tax provision	$215	21%	$(48)	35%	$585	35%
State and local income taxes, net of federal tax benefit	10	1%	23	(18)%	(36)	(2)%
Effect of foreign operations	111	11%	(35)	25%	(17)	(1)%
Domestic production activity deductions	—	—%	(52)	39%	(62)	(4)%
Change in uncertain tax positions	37	3%	60	(44)%	8	—%
Preferred stock modification	—	—%	12	(9)%	—	—%
Goodwill impairment	—	—%	458	(334)%	—	—%
Renewable energy investments tax credits (See Note 4)	(12)	(1)%	(195)	142%	(17)	(1)%
Noncontrolling interest adjustment	(18)	(2)%	—	—%	—	—%
U.S. Legislative Changes	(19)	(2)%	(43)	32%	—	—%
Non-deductible compensation	20	2%	—	—%	—	—%
Other, net	(3)	—%	(4)	4%	(8)	—%
Income tax expense	$341	33%	$176	(128)%	$453	27%

Income tax expense was $341 million and $176 million, and our effective tax rate was 33% and (128)% for 2018 and 2017, respectively. During 2018, the increase in the income tax expense was primarily attributable to an increase in income, a reduction in benefits from investment tax credits from our renewable energy investments, the effect of foreign operations, which included establishment of valuation allowances and write-offs of deferred tax assets, and elimination of the domestic production activity deduction, partially offset by the lower U.S. Federal statutory income tax rate, a decrease in expense for uncertain tax positions, and a tax benefit from TCJA rate change on the deferred tax liability recomputation as a result of U.S. legislative changes that extended the accelerated deduction of qualified film productions.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense was $176 million and $453 million and our effective tax rate was (128)% and 27% for 2017 and 2016, respectively. During 2017, the decrease in the effective tax rate was primarily attributable to the impact of a goodwill impairment charge that is non-deductible for tax purposes. Thereafter, the decrease in the effective tax rate was primarily due to investment tax credits that the Company received related to its renewable energy investments, and to a lesser extent, the domestic production activity deduction benefit, the allocation and taxation of income among multiple foreign and domestic jurisdictions, and the impact of the TCJA. The benefits were partially offset by an increase in reserves for uncertain tax positions in 2017. In 2016, the Company favorably resolved multi-year state tax positions that resulted in a reduction of reserves related to uncertain tax positions that did not recur in 2017.
Components of deferred income tax assets and liabilities were as follows (in millions).

	December 31,
	2018	2017
Deferred income tax assets:
Accounts receivable	$11	$5
Tax attribute carry-forward	321	151
Accrued liabilities and other	302	190
Total deferred income tax assets	634	346
Valuation allowance	(336)	(105)
Net deferred income tax assets	298	241
Deferred income tax liabilities:
Intangible assets	(1,418)	(315)
Content rights	(107)	(82)
Equity method investments in partnerships	(488)	(68)
Other	(15)	(31)
Total deferred income tax liabilities	(2,028)	(496)
Net deferred income tax liabilities	$(1,730)	$(255)

The Company’s net deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	December 31,
	2018	2017
Noncurrent deferred income tax assets (included within other noncurrent assets)	$81	$64
Deferred income tax liabilities (classified on the balance sheet)	(1,811)	(319)
Net deferred income tax liabilities	$(1,730)	$(255)

The Company’s loss carry-forwards were reported on the consolidated balance sheets as follows (in millions).

	State	Foreign
Loss carry-forwards	$322	$1,727
Deferred tax asset related to loss carry-forwards	16	249
Valuation allowance against loss carry-forwards	(17)	(201)
Earliest expiration date of loss carry-forwards	2019	2019

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest and penalty amounts) is as follows (in millions).

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$189	$117	$173
Additions based on tax positions related to the current year	43	27	13
Additions for tax positions of prior years	52	57	19
Additions for tax positions acquired in business combinations	169	—	—
Reductions for tax positions of prior years	(9)	—	(60)
Settlements	(6)	(8)	(16)
Reductions due to lapse of statutes of limitations	(52)	(6)	(9)
(Reductions) additions due to foreign currency exchange rates	(8)	2	(3)
Ending balance	$378	$189	$117
The balances as of December 31, 2018, 2017 and 2016 included $378 million, $189 million and $117 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions. For the year ended December 31, 2018, increases in unrecognized tax benefits related to the uncertainty of allocation and taxation of income among multiple jurisdictions was offset by the movements of tax positions as a result of multiple audit resolutions and lapse of statutes of limitations. The uncertain tax positions balance as of December 31, 2018 includes tax additions of $169 million (prior to current year activity) related to Scripps Networks upon the acquisition
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Internal Revenue Service recently completed audit procedures for its 2008 to 2011 tax years, the results of which should be finalized in the coming year. The Company is currently under audit by the Internal Revenue Service for its 2012 to 2014 consolidated federal income tax returns. It is difficult to predict the final outcome or timing of resolution of any particular tax matter. Accordingly, an estimate of any related impact to the reserve for uncertain tax positions cannot currently be determined. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006. Adjustments that arose from the completion of audits for certain tax years have been included in the change in uncertain tax positions in the table above.
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $101 million within the next twelve months as a result of ongoing audits, foreign judicial proceedings, lapses of statutes of limitations or regulatory developments.
As of December 31, 2018, 2017 and 2016, the Company had accrued approximately $51 million, $21 million and $11 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
In connection with the acquisition of Scripps Networks, the Company recorded reserves in purchase accounting totaling $110 million for foreign tax matters claimed by tax authorities that are currently pending resolution. After the purchase accounting measurement period closes on March 5, 2019, any adjustment to these estimated amounts resulting from their resolution will affect net income in the period resolved.
NOTE 19. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income (loss). The Company's Series A, B and C common stock and the Series C-1 convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as converted basis with respect to income (loss) available to Discovery, Inc. The Company's Series A-1 convertible preferred stock is treated as a separate class for purposes of applying the two-class method.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the computation for income (loss) available to Discovery, Inc. stockholders (in millions).

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income (loss)	$681	$(313)	$1,218
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(60)	41	(139)
Net income attributable to noncontrolling interests	(67)	—	(1)
Net income attributable to redeemable noncontrolling interests	(20)	(24)	(23)
Redeemable noncontrolling interest adjustments to redemption value	(5)	—	—
Net income (loss) available to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$529	$(296)	$1,055
Allocation of net income (loss) available to Discovery, Inc. Series A, B and C common stockholders and Series C-1 convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	429	(225)	789
Series C-1 convertible preferred stockholders	100	(71)	266
Total	529	(296)	1,055
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	60	(41)	139
Net income (loss) available to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$589	$(337)	$1,194
Net income (loss) allocated to Discovery, Inc. Series C-1 convertible preferred stockholders for diluted net income (loss) per share is included in net income (loss) allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income (loss) per share. For the year ended December 31, 2018, net income allocated to Discovery, Inc. Series C-1 convertible preferred stockholders used to calculate diluted income per share was $100 million. For the years ended years ended December 31, 2017 and December 31, 2016, net (loss) income allocated to Discovery, Inc. Series C-1 convertible preferred stockholders used to calculate diluted net (loss) income per share were $(71) million and $265 million, respectively.
The table below sets forth the weighted average number of shares outstanding utilized in determining the denominator for basic and diluted earnings per share (in millions).

	Year Ended December 31,
	2018	2017	2016
Denominator — weighted average:
Series A, B and C common shares outstanding — basic	498	384	401
Impact of assumed preferred stock conversion	187	192	206
Dilutive effect of share-based awards	3	—	3
Series A, B and C common shares outstanding — diluted	688	576	610

Series C-1 convertible preferred stock outstanding — basic and diluted	6	6	7
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the Company's calculated earnings (loss) per share.

	Year Ended December 31,
	2018	2017	2016
Basic net income (loss) per share available to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$0.86	$(0.59)	$1.97
Series C-1 convertible preferred stockholders	$16.65	$(11.33)	$38.07

Diluted net income (loss) per share available to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$0.86	$(0.59)	$1.96
Series C-1 convertible preferred stockholders	$16.58	$(11.33)	$37.88
Earnings (loss) per share amounts may not recalculate due to rounding. The computation of the diluted earnings (loss) per share of Series A, B and C common stockholders assumes the conversion of Series A-1 and C-1 convertible preferred stock, while the diluted earnings per share amounts of Series C-1 convertible preferred stock does not assume conversion of those shares.
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Year Ended December 31,
	2018	2017	2016
Anti-dilutive share-based awards	15	19	8
PRSUs whose performance targets have not yet been achieved	1	2	4
Anti-dilutive common stock repurchase contracts	—	—	2
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
Pursuant to the Exchange Agreement with Advance/Newhouse on July 30, 2017, Discovery issued newly designated shares of Series A-1 and Series C-1 preferred stock in exchange for all outstanding shares of Discovery's Series A and Series C convertible participating preferred stock. (See Note 12). The Exchange was treated as a reverse stock split and the Company has recast historical basic and diluted earnings per share available to Series C-1 preferred stockholders (previously Series C preferred stockholders). Prior to the Exchange, Series C convertible preferred stock was convertible into Series C common stock at a conversion rate of 2.0 shares of Series C common stock for each share of Series C convertible preferred stock. Following the exchange, the Series C-1 preferred stock may be converted into Series C common stock at a conversion rate of 19.3648 shares of Series C common stock for each share of Series C-1 preferred stock. As such, the Company has retrospectively restated basic and diluted earnings per share information for Discovery's Series C preferred stock for the year ended December 31, 2016 in order to conform with earnings per share that would have been available for Series C-1 preferred stock. The Exchange did not impact historical basic and diluted earnings per share attributable to the Company's Series A, B and C common stockholders.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the impact of the preferred stock modification to the Company's calculated basic earnings per share:

Year Ended December 31,
2016
Pre-Exchange: Basic net income per share available to:
Series A, B and C common stockholders	$1.97
Series C-1 convertible preferred stockholders	$3.94

Post-Exchange: Basic net income per share available to:
Series A, B and C common stockholders	$1.97
Series C-1 convertible preferred stockholders	$38.07
NOTE 20. SUPPLEMENTAL DISCLOSURES
Valuation and Qualifying Accounts
Changes in valuation and qualifying accounts consisted of the following (in millions):

	Beginning of Year	Additions	Write-offs	End of Year
2018
Allowance for doubtful accounts	$55	$6	$(15)	$46
Deferred tax valuation allowance (a)	105	283	(52)	336
2017
Allowance for doubtful accounts	47	12	(4)	55
Deferred tax valuation allowance	25	84	(4)	105
2016
Allowance for doubtful accounts	40	13	(6)	47
Deferred tax valuation allowance	19	9	(3)	25
(a) Additions to the valuation allowance for deferred tax assets of $195 million relate to balances acquired through acquisitions in the current year, with the remainder charged to income tax expense.
Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	December 31,
	2018	2017
Accrued payroll and related benefits	$484	$535
Content rights payable	384	219
Accrued interest	154	148
Other accrued liabilities	541	407
Total accrued liabilities	$1,563	$1,309

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Expense, net
Other (expense) income, net, consisted of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Foreign currency (losses) gains, net	$(93)	$(83)	$75
Gains (losses) on derivative instruments	50	(82)	(12)
Remeasurement gain on previously held equity interest	—	33	—
Change in the value of common stock investments with readily determinable fair value (a)	(88)	—	—
Interest income (b)	15	21	—
Other-than-temporary impairment of AFS investments	—	—	(62)
Other (expense) income, net	(4)	1	3
Total other (expense) income, net	$(120)	$(110)	$4
(a) As of January 1, 2018, upon adoption of ASU 2016-01, equity investments with readily determinable fair value for which the Company has the intent to retain the investment are measured at fair value, with unrealized gains and losses recorded in other expense, net. (See Notes 2 and 4).
(b) Interest income for the years ended December 31, 2018 and 2017 is comprised primarily of interest on proceeds from the issuance of senior notes used to fund the acquisition of Scripps Networks. As of December 31, 2018, the Company had liquidated and utilized the proceeds in the acquisition of Scripps Networks.
Share-Based Plan Proceeds, Net
Share-based plan proceeds, net in the statement of cash flows consisted of the following (in millions): (a)

	Year Ended December 31,
	2018	2017	2016
Tax settlements associated with share-based plans	$(18)	$(30)	$(11)
Proceeds from issuance of common stock in connection with share-based plans	72	46	50
Total share-based plan proceeds, net	$54	$16	$39
(a) Share-based plan payments, net includes the retrospective reclassification of windfall tax benefits or deficiencies from financing activities or operating activities in the statement of cash flows presentation pursuant to the adoption of the guidance on share-based payments on January 1, 2017. There were $7 million in net windfall tax adjustments for the year ended December 31, 2016 reclassified from financing activities to operating activities. (See Note 2).

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

	Year Ended December 31,
	2018	2017	2016
Cash paid for taxes, net (a)	$389	$274	$527
Cash paid for interest	740	357	343
Non-cash investing and financing activities:
Fair value of assets and liabilities of business received in exchange for redeemable noncontrolling interests (b)	—	144	—
Fair value of investment received, net of cash paid	—	—	82
Net asset value of contributed business	—	—	32
Equity issued for the acquisition of Scripps Networks	3,218	—	—
Accrued purchases of property and equipment	39	24	42
Assets acquired under capital lease arrangements	58	103	37
(a)The increase in cash paid for taxes, net, between 2017 and 2018 is mostly due to non-recurring tax benefits from the Company's investments in limited liability companies that sponsor renewable energy projects in 2017 (See Note 4), partially offset by the lower tax rate enacted as part of the TCJA, in addition to higher foreign tax payments, and a decrease in refunds.
(b) Amount relates to the Company's MTG joint venture. (See Note 3.) The joint venture was affected via DCL's contribution of the Velocity network to a newly formed entity, MTG, which is a non-guarantor subsidiary of the Company and is reflected as a non-cash contribution in the condensed consolidating financial statements. (See Note 25.)
The table above does not include the November 30, 2017, acquisition of a controlling interest in OWN from Harpo. The Company increased its ownership stake from 49.50% to 73.75%. Upon consolidation, a cash payment for a portion of this business resulted in inclusion of the fair value of all of the net assets and liabilities of OWN in Discovery's consolidated financial statements. (See Note 3.)
NOTE 21. RELATED PARTY TRANSACTIONS
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
The table below presents a summary of the transactions with related parties, including OWN, prior to the November 30, 2017 acquisition (in millions).

	Year Ended December 31,
	2018	2017	2016
Revenues and service charges:
Liberty Group	$627	$476	$387
Equity method investees	289	145	129
Other	69	46	32
Total revenues and service charges	$985	$667	$548
Interest income	$4	$13	$17
Expenses	$(321)	$(178)	$(102)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents receivables due from related parties (in millions).

	December 31,
	2018	2017
Receivables	$167	$105
Note receivable (See Note 4.) (a)	94	—
(a) Amount relates to a note receivable with UKTV, an equity method investee acquired in conjunction with the acquisition of Scripps Networks. (See Note 4.)
NOTE 22. COMMITMENTS AND CONTINGENCIES
Contractual Commitments
The Company’s undiscounted contractual commitments increased significantly following the acquisition of Scripps Networks. As of December 31, 2018, the Company’s significant contractual commitments, including related payments due by period, were as follows (in millions).

	Leases
Year Ending December 31,	Operating	Capital	Content	Other	Total
2019	$89	$51	$1,431	$523	$2,094
2020	90	46	960	352	1,448
2021	92	41	510	200	843
2022	58	34	554	123	769
2023	51	41	418	76	586
Thereafter	564	73	2,139	89	2,865
Total minimum payments	944	286	6,012	1,363	8,605
Amounts representing interest	—	(34)	—	—	(34)
Total	$944	$252	$6,012	$1,363	$8,571
The Company enters into multi-year lease arrangements for transponders, office space, studio facilities, and other equipment. Most leases are not cancelable prior to their expiration. On January 9, 2018, the Company announced plans to relocate its global headquarters from Silver Spring, Maryland (the "Silver Spring property") to New York City in 2019. Included in the table above are the undiscounted future lease payments for the New York City headquarters totaling approximately $535 million. Portions of the lease are expected to commence on various dates throughout 2019 as each floor becomes available for use by the Company. During the third quarter, the Company entered into a sale-lease back transaction for the Silver Spring property. The lease is classified as an operating lease. As a result of the sale, the Company received net proceeds of $68 million and recognized an impairment loss of $12 million for the year ended December 31, 2018 which is reflected in depreciation and amortization on the consolidated statements of operations.
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
Although the Company had funding commitments to equity method investees as of December 31, 2018, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 4.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies
Put Rights
The Company has granted put rights to certain consolidated subsidiaries. Harpo, GoldenTree, Hasbro and J:COM have the right to require the Company to purchase their remaining noncontrolling interests in OWN, MTG, Discovery Family and Discovery Japan, respectively. The Company recorded the carrying value of the noncontrolling interest in the equity associated with the put rights for OWN, MTG, Discovery Family and Discovery Japan as a component of redeemable noncontrolling interest in the amounts of $58 million, $121 million, $206 million and $30 million, respectively. (See Note 11.)
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
During the quarter ended June 30, 2018, the Company received written notification from tax authorities of an indirect tax claim stemming from an audit that commenced in 2017. A liability of $40 million has been recorded as a measurement period adjustment to the provisional Scripps Networks purchase accounting. The Company intends to defend the matter vigorously and believes that the potential for material loss beyond the amount already provided is remote.
Guarantees
There were no guarantees recorded as of December 31, 2018 and December 31, 2017.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2018 and 2017.
NOTE 23. REPORTABLE SEGMENTS
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) mark-to-market share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, and (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes mark-to-market share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps Networks transaction and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. The Company also excludes depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. The tables below present summarized financial information for each of the Company’s reportable segments, education and other, and corporate and inter-segment eliminations (in millions).

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues

	Year Ended December 31,
	2018	2017	2016
U.S. Networks	$6,350	$3,434	$3,285
International Networks	4,149	3,281	3,040
Education and Other	54	158	174
Corporate and inter-segment eliminations	—	—	(2)
Total revenues	$10,553	$6,873	$6,497
Adjusted OIBDA

	Year Ended December 31,
	2018	2017	2016
U.S. Networks	$3,500	$2,026	$1,922
International Networks	1,077	859	835
Education and Other	3	6	(10)
Corporate and inter-segment eliminations	(441)	(360)	(334)
Total Adjusted OIBDA	$4,139	$2,531	$2,413
Reconciliation of Net Income (Loss) Available to Discovery, Inc. to Total Adjusted OIBDA

	Year Ended December 31,
	2018	2017	2016
Net income (loss) available to Discovery, Inc.	$594	$(337)	$1,194
Net income attributable to redeemable noncontrolling interests	20	24	23
Net income attributable to noncontrolling interests	67	—	1
Income tax expense	341	176	453
Income (loss) before income taxes	1,022	(137)	1,671
Other expense (income), net	120	110	(4)
Loss from equity investees, net	63	211	38
Loss on extinguishment of debt	—	54	—
Interest expense, net	729	475	353
Operating income	1,934	713	2,058
(Gain) loss on disposition	(84)	4	(63)
Restructuring and other charges	750	75	58
Depreciation and amortization	1,398	330	322
Impairment of goodwill	—	1,327	—
Mark-to-market share-based compensation	31	3	38
Scripps Networks transaction and integration costs	110	79	—
Total Adjusted OIBDA	$4,139	$2,531	$2,413

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Assets

	December 31,
	2018	2017
U.S. Networks	$18,683	$4,127
International Networks	7,208	5,187
Education and Other	227	394
Corporate and inter-segment eliminations	6,432	12,847
Total assets	$32,550	$22,555
The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company's CEO. Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company's segments. The goodwill allocated from corporate assets to U.S. Networks and International Networks is included in the goodwill balances disclosed in Note 8. The goodwill recorded as a result of the acquisition of Scripps Networks is $6.1 billion (see Note 3).
Content Amortization and Impairment Expense

	Year Ended December 31,
	2018	2017	2016
U.S. Networks	$1,702	$776	$756
International Networks	1,584	1,126	1,008
Education and Other	2	8	9
Total content amortization and impairment expense	$3,288	$1,910	$1,773
Content amortization and impairment expense are generally included in costs of revenues on the consolidated statements of operations (see Note 6). Content impairments of $405 million for the year ended December 31, 2018, were due to strategic program changes following the acquisition of Scripps Networks and are reflected in restructuring and other charges as further described in Note 17. No content impairments were recorded as a component of restructuring and other during the year ended December 31, 2017, and content impairments of $7 million were recorded as a component of restructuring and other charges for the year ended December 31, 2016.
Revenues by Geography

	Year Ended December 31,
	2018	2017	2016
U.S.	$6,415	$3,560	$3,411
Non-U.S.	4,138	3,313	3,086
Total revenues	$10,553	$6,873	$6,497
Distribution and advertising revenues are attributed to each country based on viewer location. Other revenues are attributed to each country based on customer location.
Property and Equipment by Geography

	December 31,
	2018	2017
U.S.	$350	$309
Poland	185	—
U.K.	160	173
Other non-U.S.	105	115
Total property and equipment, net	$800	$597

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2018(a)(e)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$2,307	$2,845	$2,592	$2,809
Operating income	204	650	369	711
Net income	3	244	135	299
Net (loss) income available to Discovery, Inc.	(8)	216	117	269

Earnings (loss) per share available to Discovery, Inc. Series A, B and C common stockholders:
Basic	$(0.01)	$0.30	$0.16	$0.38
Diluted	$(0.01)	$0.30	$0.16	$0.38

	2017(b)(c)(d)(e)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$1,613	$1,745	$1,651	$1,864
Operating income (loss)	487	630	433	(837)
Net income (loss)	221	380	223	(1,137)
Net income (loss) available to Discovery, Inc.	215	374	218	(1,144)

Earnings (loss) per share available to Discovery, Inc. Series A, B and C common stockholders:
Basic	$0.37	$0.65	$0.38	$(1.99)
Diluted	$0.37	$0.64	$0.38	$(1.99)
(a) On March 6, 2018, Discovery acquired Scripps Networks pursuant to the Merger Agreement. On April 30, 2018, the Company sold an 88% controlling equity stake in its Education Business to Francisco Partners for a sale price of $113 million. The Company recorded a gain of $84 million based on net assets disposed of $44 million, including $40 million of goodwill. (See Note 3.)
(b) Goodwill impairment expense of $1.3 billion was recognized during the fourth quarter of 2017. (See Note 8.)
(c) On September 25, 2017, the Company acquired a 67.5% controlling interest in MTG, a new joint venture with GoldenTree, in exchange for its contribution of the MotorTrend (previously known as Velocity). On November 30, 2017, the Company acquired a controlling interest in OWN from Harpo, increasing Discovery’s ownership stake from 49.50% to 73.75%. Discovery paid $70 million in cash and recognized a gain of $33 million to account for the difference between the carrying value and the fair value of the previously held 49.50% equity interest. On April 28, 2017, the Company sold Raw and Betty to All3Media and recorded a loss of $4 million upon disposition. (See Note 3.) As of December 31, 2017, the Company had incurred transaction and integration costs for the Scripps Networks acquisition of $79 million, including the $35 million charge associated with the modification of Advance/Newhouse's preferred stock. (See Note 12.)
(d) In March 2017, DCL completed a cash tender offer for $600 million aggregate principal amount of DCL's 5.050% senior notes due 2020 and 5.625% senior notes due 2019. This transaction resulted in a pretax loss on extinguishment of debt of $54 million for the year ended December 31, 2017, which is presented as a separate line item on the Company's consolidated statements of operations and recognized as a component of financing cash outflows on the consolidated statements of cash flows. The loss included $50 million for premiums to par value, $2 million of non-cash write-offs of unamortized deferred financing costs, $1 million for the write-off of the original issue discount of these senior notes and $1 million accrued for other third-party fees. (See Note 9.)
(e) Earnings (loss) per share amounts may not sum to annual total since each is calculated independently.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Overview
As of December 31, 2018 and 2017, most of the outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 9.) Each of the Company, DCL and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) have the ability to conduct registered offerings of debt securities.
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
On April 3, 2018, the Company completed a non-cash transaction in which $2.3 billion aggregate principal amount of Scripps Networks outstanding debt was exchanged for Discovery senior notes (See Note 9). The exchanged Scripps Networks senior notes are fully and unconditionally guaranteed by Scripps Networks and the Company. During the three months ended June 30, 2018, the Company completed a series of senior note guaranty transactions and as a result as of June 30, 2018, the Company and Scripps Networks fully and unconditionally guarantee all of Discovery's senior notes on an unsecured basis, except for the $243 million un-exchanged Scripps Networks Senior Notes. (See Note 9.) The condensed consolidated financial statements presented below reflect the addition of Scripps Networks as a guarantor as of December 31, 2018. Prior to the debt exchange and for the quarter ended March 31, 2018, the Company presented Scripps Networks combined with its non-guarantor subsidiaries separately as other non-guarantor subsidiaries of Discovery.
On September 25, 2017, the Company acquired a 67.5% controlling interest in MTG, a new joint venture with GoldenTree, in exchange for its contribution of the Velocity network. The MTG non-cash transaction and all related financial activity is included within the non-guarantor subsidiaries of DCL. (See Note 3.) The Company's 2016 minority investment in Group Nine Media and all related financial activity is included within the DCL issuer entity in the accompanying condensed consolidated financial statements. (See Note 4.)
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018
(in millions)

	Discovery	Scripps Inc.	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$315	$—	$61	$475	$135	$—	$986
Receivables, net	—	—	—	405	1,305	910	—	2,620
Content rights, net	—	—	—	1	250	62	—	313
Prepaid expenses and other current assets	21	18	22	49	134	68	—	312
Inter-company trade receivables, net	—	—	—	151	—	—	(151)	—
Total current assets	21	333	22	667	2,164	1,175	(151)	4,231
Investment in and advances to subsidiaries	8,367	13,248	—	6,290	—	—	(27,905)	—
Noncurrent content rights, net	—	—	—	607	1,501	961	—	3,069
Goodwill	—	—	—	3,678	3,298	6,030	—	13,006
Intangible assets, net	—	—	—	246	1,261	8,167	—	9,674
Equity method investments, including note receivable	—	94	—	23	291	527	—	935
Other noncurrent assets, including property and equipment, net	—	35	20	537	607	456	(20)	1,635
Total assets	$8,388	$13,710	$42	$12,048	$9,122	$17,316	$(28,076)	$32,550
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$106	$—	$1,709	$35	$10	$—	$1,860
Other current liabilities	—	30	—	394	1,243	470	—	2,137
Inter-company trade payables, net	—	—	—	—	151	—	(151)	—
Total current liabilities	—	136	—	2,103	1,429	480	(151)	3,997
Noncurrent portion of debt	—	134	—	14,641	375	35	—	15,185
Negative carrying amount in subsidiaries, net	—	—	5,183	—	—	3,427	(8,610)	—
Other noncurrent liabilities	2	56	—	487	613	1,713	(20)	2,851
Total liabilities	2	326	5,183	17,231	2,417	5,655	(8,781)	22,033
Redeemable noncontrolling interests	—	—	—	—	415	—	—	415
Total Discovery, Inc. stockholders’ equity	8,386	13,384	(5,141)	(5,183)	6,290	11,661	(21,011)	8,386
Noncontrolling interests	—	—	—	—	—	—	1,716	1,716
Total equity	8,386	13,384	(5,141)	(5,183)	6,290	11,661	(19,295)	10,102
Total liabilities and equity	$8,388	$13,710	$42	$12,048	$9,122	$17,316	$(28,076)	$32,550

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$6,800	$509	$—	$—	$7,309
Receivables, net	—	—	410	1,428	—	—	1,838
Content rights, net	—	—	4	406	—	—	410
Prepaid expenses and other current assets	49	32	204	149	—	—	434
Inter-company trade receivables, net	—	—	205	—	—	(205)	—
Total current assets	49	32	7,623	2,492	—	(205)	9,991
Investment in and advances to subsidiaries	4,563	4,532	6,951	—	3,056	(19,102)	—
Noncurrent content rights, net	—	—	672	1,541	—	—	2,213
Goodwill	—	—	3,677	3,396	—	—	7,073
Intangible assets, net	—	—	259	1,511	—	—	1,770
Equity method investments, including note receivable	—	—	25	310	—	—	335
Other noncurrent assets, including property and equipment, net	—	20	364	809	—	(20)	1,173
Total assets	$4,612	$4,584	$19,571	$10,059	$3,056	$(19,327)	$22,555
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$7	$23	$—	$—	$30
Other current liabilities	—	—	572	1,269	—	—	1,841
Inter-company trade payables, net	—	—	—	205	—	(205)	—
Total current liabilities	—	—	579	1,497	—	(205)	1,871
Noncurrent portion of debt	—	—	14,163	592	—	—	14,755
Other noncurrent liabilities	2	—	297	606	21	(20)	906
Total liabilities	2	—	15,039	2,695	21	(225)	17,532
Redeemable noncontrolling interests	—	—	—	413	—	—	413
Total equity	4,610	4,584	4,532	6,951	3,035	(19,102)	4,610
Total liabilities and equity	$4,612	$4,584	$19,571	$10,059	$3,056	$(19,327)	$22,555

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2018
(in millions)

	Discovery	Scripps Inc.	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$1,950	$5,597	$3,047	$(41)	$10,553
Costs of revenues, excluding depreciation and amortization	—	—	—	445	2,558	956	(24)	3,935
Selling, general and administrative	41	—	—	315	1,694	587	(17)	2,620
Depreciation and amortization	—	1	—	53	365	979	—	1,398
Restructuring and other charges	8	—	—	118	407	217	—	750
Gain on disposition	—	—	—	—	(84)	—	—	(84)
Total costs and expenses	49	1	—	931	4,940	2,739	(41)	8,619
Operating (loss) income	(49)	(1)	—	1,019	657	308	—	1,934
Equity in earnings of subsidiaries	637	198	473	209	—	315	(1,832)	—
Interest expense, net	—	(6)	—	(693)	(29)	(1)	—	(729)
Income (loss) from equity investees, net	—	—	—	4	(91)	24	—	(63)
Other (expense) income, net	(5)	12	—	71	(145)	(53)	—	(120)
Income before income taxes	583	203	473	610	392	593	(1,832)	1,022
Income tax benefit (expense)	11	—	—	(137)	(163)	(52)	—	(341)
Net income	594	203	473	473	229	541	(1,832)	681
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(67)	(67)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Net income available to Discovery, Inc.	$594	$203	$473	$473	$229	$541	$(1,919)	$594

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,988	$4,897	$—	$(12)	$6,873
Costs of revenues, excluding depreciation and amortization	—	—	467	2,191	—	(2)	2,656
Selling, general and administrative	53	—	309	1,416	—	(10)	1,768
Impairment of goodwill	—	—	—	1,327	—	—	1,327
Depreciation and amortization	—	—	42	288	—	—	330
Restructuring and other charges	—	—	35	40	—	—	75
Loss on disposition	—	—	—	4	—	—	4
Total costs and expenses	53	—	853	5,266	—	(12)	6,160
Operating (loss) income	(53)	—	1,135	(369)	—	—	713
Equity in loss of subsidiaries	(288)	(288)	(541)	—	(192)	1,309	—
Interest expense, net	—	—	(448)	(27)	—	—	(475)
Loss on extinguishment of debt	—	—	(54)	—	—	—	(54)
Loss from equity method investees, net	—	—	(3)	(208)	—	—	(211)
Other (expense) income, net	—	—	(204)	94	—	—	(110)
Loss before income taxes	(341)	(288)	(115)	(510)	(192)	1,309	(137)
Income tax benefit (expense)	4	—	(173)	(7)	—	—	(176)
Net loss	(337)	(288)	(288)	(517)	(192)	1,309	(313)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(24)	(24)
Net loss available to Discovery, Inc.	$(337)	$(288)	$(288)	$(517)	$(192)	$1,285	$(337)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,963	$4,547	$—	$(13)	$6,497
Costs of revenues, excluding depreciation and amortization	—	—	466	1,970	—	(4)	2,432
Selling, general and administrative	14	—	292	1,393	—	(9)	1,690
Depreciation and amortization	—	—	41	281	—	—	322
Restructuring and other charges	—	—	28	30	—	—	58
Gain on disposition	—	—	(50)	(13)	—	—	(63)
Total costs and expenses	14	—	777	3,661	—	(13)	4,439
Operating (loss) income	(14)	—	1,186	886	—	—	2,058
Equity in earnings of subsidiaries	1,203	1,203	602	—	802	(3,810)	—
Interest expense, net	—	—	(332)	(21)	—	—	(353)
Loss from equity method investees, net	—	—	(3)	(35)	—	—	(38)
Other income (expense), net	—	—	40	(36)	—	—	4
Income before income taxes	1,189	1,203	1,493	794	802	(3,810)	1,671
Income tax benefit (expense)	5	—	(290)	(168)	—	—	(453)
Net income	1,194	1,203	1,203	626	802	(3,810)	1,218
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(23)	(23)
Net income available to Discovery, Inc.	$1,194	$1,203	$1,203	$626	$802	$(3,834)	$1,194

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2018
(in millions)

	Discovery	Scripps Inc.	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$594	$203	$473	$473	$229	$541	$(1,832)	$681
Other comprehensive (loss) income, net of tax:
Currency translation	(189)	(204)	15	15	(15)	(194)	383	(189)
Pension and SERP	3	3	—	—	—	—	(3)	3
Derivatives	12	—	12	12	12	8	(44)	12
Comprehensive income	420	2	500	500	226	355	(1,496)	507
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(67)	(67)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Comprehensive income attributable to Discovery, Inc.	$420	$2	$500	$500	$226	$355	$(1,583)	$420

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net loss	$(337)	$(288)	$(288)	$(517)	$(192)	$1,309	$(313)
Other comprehensive (loss) income, net of tax:
Currency translation	183	183	183	186	122	(674)	183
Available-for-sale securities	15	15	15	15	10	(55)	15
Derivatives	(20)	(20)	(20)	(9)	(13)	62	(20)
Comprehensive loss	(159)	(110)	(110)	(325)	(73)	642	(135)
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(1)	(1)	(1)	(1)	(20)	(25)
Comprehensive loss attributable to Discovery, Inc.	$(160)	$(111)	$(111)	$(326)	$(74)	$622	$(160)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$1,194	$1,203	$1,203	$626	$802	$(3,810)	$1,218
Other comprehensive (loss) income, net of tax:
Currency translation	(191)	(191)	(191)	(190)	(127)	699	(191)
Available-for-sale securities	38	38	38	38	25	(139)	38
Derivatives	24	24	24	22	16	(86)	24
Comprehensive income	1,065	1,074	1,074	496	716	(3,336)	1,089
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Comprehensive income attributable to redeemable noncontrolling interests	(23)	(23)	(23)	(23)	(15)	84	(23)
Comprehensive income attributable to Discovery, Inc.	$1,042	$1,051	$1,051	$473	$701	$(3,253)	$1,065

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018
(in millions)

	Discovery	Scripps Inc.	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(15)	$(85)	$11	$(111)	$1,543	$1,233	$—	$2,576
Investing Activities
Purchases of property and equipment	—	—	—	(24)	(94)	(29)	—	(147)
(Payments) receipts for investments, net	—	—	—	(10)	(59)	8	—	(61)
Business (acquisitions) dispositions, net of cash (acquired) disposed	(8,714)	54	—	—	—	95	—	(8,565)
Payments for derivative instruments	—	—	—	—	(2)	—	—	(2)
Proceeds from dispositions, net of cash disposed	—	—	—	—	107	—	—	107
Distributions from equity method investees	—	—	—	—	1	—	—	1
Proceeds from sale of assets	—	—	—	—	68	—	—	68
Intercompany distributions, and other investing activities, net	—	11	—	12	4	(9)	(12)	6
Cash (used in) provided by investing activities	(8,714)	65	—	(22)	25	65	(12)	(8,593)
Financing Activities
Commercial paper repayments, net	—	—	—	(5)	—	—	—	(5)
Principal repayment of revolving credit facility	—	—	—	—	(200)	—	—	(200)
Borrowings under term loan facilities	—	—	—	2,000	—	—	—	2,000
Principal repayments of term loans	—	—	—	(2,000)	—	—	—	(2,000)
Principal repayment of long term debt	—	—	—	(16)	—	—	—	(16)
Principal repayments of capital lease obligations	—	—	—	(10)	(28)	(12)	—	(50)
Distributions to noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	(26)	(50)	—	(76)
Share-based plan proceeds, net	51	—	—	—	3	—	—	54
Borrowings under program financing line of credit	—	—	—	22	—	—	—	22
Inter-company contributions and other financing activities, net	8,678	335	(11)	(6,597)	(1,336)	(1,093)	12	(12)
Cash provided by (used in) financing activities	8,729	335	(11)	(6,606)	(1,587)	(1,155)	12	(283)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(15)	(8)	—	(23)
Net change in cash and cash equivalents	—	315	—	(6,739)	(34)	135	—	(6,323)
Cash and cash equivalents, beginning of period	—	—	—	6,800	509	—	—	7,309
Cash and cash equivalents, end of period	$—	$315	$—	$61	$475	$135	$—	$986

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(3)	$3	$476	$1,153	$—	$—	$1,629
Investing Activities
Business acquisitions, net of cash acquired	—	—	—	(60)	—	—	(60)
Payments for investments, net	—	—	(45)	(399)	—	—	(444)
Proceeds from dispositions, net of cash disposed	—	—	—	29	—	—	29
Purchases of property and equipment	—	—	(43)	(92)	—	—	(135)
Distributions from equity method investees	—	—	—	77	—	—	77
Payments (receipts) for derivative instruments, net	—	—	(111)	10	—	—	(101)
Other investing activities, net	—	—	(1)	2	—	—	1
Inter-company contributions (distributions)	—	—	42	—	—	(42)	—
Cash used in investing activities	—	—	(158)	(433)	—	(42)	(633)
Financing Activities
Commercial paper repayments, net	—	—	(48)	—	—	—	(48)
Borrowings under revolving credit facility	—	—	350		—	—	350
Principal repayments of revolving credit facility	—	—	(475)		—	—	(475)
Borrowings from debt, net of discount and including premiums to par value	—	—	7,488	—	—	—	7,488
Principal repayments of debt, including discount payment and premiums to par value	—	—	(650)	—	—	—	(650)
Payments for bridge financing commitment fees	—	—	(40)	—	—	—	(40)
Principal repayments of capital lease obligations	—	—	(7)	(26)	—	—	(33)
Repurchases of stock	(603)	—	—	—	—	—	(603)
Cash settlement of common stock repurchase contracts	58	—	—	—	—	—	58
Distributions to redeemable noncontrolling interests	—	—	—	(30)	—	—	(30)
Share-based plan proceeds, net	16	—	—	—	—	—	16
Inter-company distributions	—	—	—	(42)	—	42	—
Inter-company contributions and other financing activities, net	532	(3)	(156)	(455)	—	—	(82)
Cash provided by (used in) financing activities	3	(3)	6,462	(553)	—	42	5,951
Effect of exchange rate changes on cash and cash equivalents	—	—	—	62	—	—	62
Net change in cash and cash equivalents	—	—	6,780	229	—	—	7,009
Cash and cash equivalents, beginning of period	—	—	20	280	—	—	300
Cash and cash equivalents, end of period	$—	$—	$6,800	$509	$—	$—	$7,309

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(20)	$(9)	$249	$1,160	$—	$—	$1,380
Investing Activities
Payments for investments, net	—	—	(124)	(148)	—	—	(272)
Proceeds from dispositions, net of cash disposed	—	—	—	19	—	—	19
Purchases of property and equipment	—	—	(18)	(70)	—	—	(88)
Distributions from equity method investees	—	—	—	87	—	—	87
Inter-company distributions	—	—	30	—	—	(30)	—
Other investing activities, net	—	—	—	(2)	—	—	(2)
Cash used in investing activities	—	—	(112)	(114)	—	(30)	(256)
Financing Activities
Commercial paper repayments, net	—	—	(45)	—	—	—	(45)
Borrowings under revolving credit facility	—	—	350	263	—	—	613
Principal repayments of revolving credit facility	—	—	(225)	(610)	—	—	(835)
Borrowings from debt, net of discount and including premiums	—	—	498	—	—	—	498
Principal repayments of capital lease obligations	—	—	(5)	(23)	—	—	(28)
Repurchases of stock	(1,374)	—	—	—	—	—	(1,374)
Prepayments of common stock repurchase contracts	(57)	—	—	—	—	—	(57)
Distributions to redeemable noncontrolling interests	—	—	—	(22)	—	—	(22)
Share-based plan proceeds, net	39	—	—	—	—	—	39
Hedge of borrowings from debt instruments	—	—	40	—	—	—	40
Intercompany distributions	—	—	—	(30)	—	30	—
Inter-company contributions and other financing activities, net	1,412	9	(733)	(701)	—	—	(13)
Cash provided by (used in) financing activities	20	9	(120)	(1,123)	—	30	(1,184)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(30)	—	—	(30)
Net change in cash and cash equivalents	—	—	17	(107)	—	—	(90)
Cash and cash equivalents, beginning of period	—	—	3	387	—	—	390
Cash and cash equivalents, end of period	$—	$—	$20	$280	$—	$—	$300

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 6, 2018, the Company acquired Scripps Networks. See Note 3 to the accompanying consolidated financial statements. We are currently integrating policies, processes, people, technology and operations for the combined company and assessing the impact to our internal control over financial reporting. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.
ITEM 9B. Other Information.
None.

PART III
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (“2019 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.
ITEM 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2019 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, which are incorporated herein by reference.
Information regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Discovery, Inc.” as permitted by General Instruction G(3) to Form 10-K.
We have adopted a Code of Ethics (the “Code”) that is applicable to all of our directors, officers and employees. Our Board of Directors approved the Code in September 2008 and reviews it regularly. A copy of the Code and any amendments or waivers that would be required to be disclosed under applicable SEC rules are available free of charge at the investor relations section of our website, https://corporate.discovery.com. In addition, we will provide a printed copy of the Code, free of charge, upon written request to: Investor Relations, Discovery, Inc., 850 Third Avenue, 8th Floor, New York, NY 10022-7225.
ITEM 11. Executive Compensation.
Information regarding executive compensation will be set forth in our 2019 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” which are incorporated herein by reference.
Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2019 Proxy Statement under the captions “Risk Considerations in our Compensation Programs,” “Board Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee,” respectively, which are incorporated herein by reference.
Information regarding the compensation committee report will be set forth in our 2019 Proxy Statement under the caption “Report of the Compensation Committee” which is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2019 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.
Information regarding security ownership of certain beneficial owners and management will be set forth in our 2019 Proxy Statement under the captions “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Certain Beneficial Owners of Discovery” and “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Discovery Management,” which are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence will be set forth in our 2019 Proxy Statement under the captions “Certain Relationships and Related Person Transactions,” “Policy Governing Related Person Transactions,” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services will be set forth in our 2019 Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Description of Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm,” which are incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
1. The following consolidated financial statements of Discovery, Inc. are filed as part of Item 8 of this Annual Report on Form 10-K:
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

3.1	Form of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 2”))

3.2	Amendment to the Certificate of Incorporation, dated as of March 6, 2018 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 6, 2018 (SEC File No. 001-34177))

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on November 16, 2009 (SEC File No. 001-34177))

3.4
Certificate of Designation of Series A-1 Convertible Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 7, 2017 (SEC File No. 001-34177))

EXHIBITS INDEX
Exhibit No.	Description

3.5
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

4.4
Form of Registration Rights Agreement, by and between Discovery Communications, Inc. and Advance/Newhouse content Partnership (incorporated by reference to Exhibit 4.4 to the Registration Statement (SEC 333-151586))

4.5
Amendment No. 1 to Registration Rights Agreement, dated as of August 7, 2017, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on November 2, 2017 (SEC File No. 001-34177))

4.6
Registration Rights Agreement, dated as of April 3, 2018, by and between Discovery Communications, LLC, Discovery, Inc. and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K filed April 4, 2018 (SEC File No. 001-34177))

4.7
Form of Rights Agreement, by and between Discovery Communications, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 to the Registration Statement (SEC File No. 333-151586))

4.8
Amendment No. 1 to Rights Agreement between Discovery Communications, Inc. and Computershare Trust Company, N.A. dated December 10, 2008 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 11, 2008 (SEC File No. 001-34177))

4.9
Amendment No. 2 to Rights Agreement, dated as of July 30, 2017, by and between Discovery Communications, Inc. and Computershare Trust Company N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 31, 2017 (SEC File No. 001-34177))

4.10
Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009 (SEC File No. 001-34177))

4.11
First Supplemental Indenture dated as of August 19, 2009 among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 19, 2009 (SEC File No. 001-34177))

4.12
Second Supplemental Indenture dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010 (SEC File No. 001-34177))

EXHIBITS INDEX
Exhibit No.	Description
4.13
Third Supplemental Indenture, dated as of June 20, 2011, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 21, 2011 (SEC File No. 001-34177))

4.14
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

4.16
Sixth Supplemental Indenture, dated as of March 7, 2014, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as trustee and Evalon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on March 7, 2014 (SEC File No. 001-34177))

4.17
Seventh Supplemental Indenture, dated March 2, 2015, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 2, 2015 (SEC File No. 001-34177))

4.18
Eighth Supplemental Indenture, dated March 19, 2015, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee, and Elavon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2015 (SEC File No. 001-34177))

4.19
Ninth Supplemental Indenture, dated March 11, 2016, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 11, 2016 (SEC File No. 001-34177))

4.20
Tenth Supplemental Indenture, dated as of March 13, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 13, 2017 (SEC File No. 001-34177))

4.21
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

4.23
Thirteenth Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc., Elavon Financial Service DAC, UK Branch, as London Paying Agent, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.24
Fourteenth Supplemental Indenture, dated as of April 2, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 4, 2018 (SEC File No. 001-34177))

EXHIBITS INDEX
Exhibit No.	Description

4.25
Fifteenth Supplemental Indenture, dated as of April 3, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 4, 2018 (SEC File No. 001-34177))

4.26
Sixteenth Supplemental Indenture, dated as of June 29, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed November 9, 2018 (SEC File No. 001-34177))

4.27
Amended and Restated Credit Agreement, dated February 4, 2016, among Discovery Communications, LLC ("DCL"), certain wholly-owned subsidiaries of DCL, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Lender (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 5, 2016 (SEC File No. 001-34177))

4.28
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 11, 2017, among Discovery Communications, LLC ("DCL"), certain wholly-owned subsidiaries of DCL, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 to the Form 10-Q filed on November 2, 2017 (SEC File No. 001-34177))

4.29
Term Loan Credit Agreement, dated as of August 11, 2017, among Discovery Communications, LLC, as the Company, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto, Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Form 10-Q filed on November 2, 2017 (SEC File No. 001-34177))

10.1	Discovery Communications U.S. Executive Relocation Policy (incorporated by reference to Exhibit 10.1 to the Form 10-K filed on February 28, 2018 (SEC File No. 001-34177))*

10.2
Discovery Communications Standard-Company Initiated Permanent International Transfer Relocation Benefits Policy (incorporated by reference to Exhibit 10.2 to the Form 10-K filed on February 28, 2018 (SEC File No. 001-34177))*

10.3
Discovery Communications International Relocation Benefits Policy, effective as of June 1, 2017 (incorporated by reference to Exhibit 10.3 to the Form 10-K filed on February 28, 2018 (SEC File No. 001-34177))*

10.4	Discovery Communications Executive Benefit Summary (incorporated by reference to Exhibit 10.4 to the Form 10-K filed February 28, 2018 (SEC File No. 001-34177))*

10.5	Discovery Communications Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on February 28, 2018 (SEC File No. 001-34177))*

10.6
Amended and Restated Discovery Communications, LLC Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 19, 2009 (SEC File No. 001-34177))*

10.7	Discovery Communications, Inc. 2005 Incentive Plan (As Amended and Restated) (incorporated by reference to Exhibit 10.6 to Amendment No. 2 (SEC File No. 333-151586))*

EXHIBITS INDEX
Exhibit No.	Description
10.8	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 19, 2011 (SEC File No. 001-34177))*

10.9	Discovery Communications, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 16, 2013 (SEC File No. 001-34177))*

10.10
Discovery Communications, Inc. 2013 Incentive Plan (As Amended and Restated Effective May 10, 2018) (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on May 16, 2018 (SEC File No. 001-34177))

10.11
Discovery Communications, Inc. 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective May 20, 2015) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2015 (SEC File No. 001-34177))*

10.12	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 7, 2008 (SEC File No. 001-34177))*

10.13	Form of 7-year Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on October 7, 2008 (SEC File No. 001-34177))*

10.14	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 9, 2009 (SEC File No. 001-34177))*

10.15	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 4, 2009 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
10.16	Form of Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.17	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.27 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.18	Form of Cash-Settled Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.28 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.19	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.29 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.20	Form of Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

10.21	Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

10.22	Form of Cash-Settled Stock Appreciation Right Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

10.23	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

10.24	Form of David Zaslav Cash-Settled Stock Appreciation Award Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 21, 2011 (SEC File No. 001-34177))*

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

10.29	Form of Special Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2014 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
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

10.4	Form of David Zaslav Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))*

10.41
Employment Agreement, dated as of November 28, 2006, between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4, SEC File No. 333-151586 (“Amendment No. 1”))*

10.42
Addendum to Employment Agreement dated September 9, 2009 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2009 (SEC File No. 001-34177))*

10.43
Second Addendum to Employment Agreement dated December 15, 2011 between David Zaslav and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 21, 2011 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
10.44
Employment Agreement between Discovery Communications, Inc. and David Zaslav dated January 2, 2014 (incorporated by reference to Exhibit 10.44 to the Form 10-K filed on February 20, 2014 (SEC File No. 001-34177))*

10.45
Amended and Restated Employment Agreement, dated July 16, 2018, between David Zaslav and Discovery, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))

10.46
Amended and Restated Employment Agreement, dated as of July 21, 2010, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2010 (SEC File No. 001-34177))*

10.47
First Amendment to Employment Agreement, dated as of July 31, 2014, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

10.48
Employment Agreement, dated as of August 8, 2014, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

10.49
Amendment to Employment Agreement, dated September 24, 2015, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2015 (SEC File No. 001-34177))*

10.50
Second Amendment to Employment Agreement, dated as of February 9, 2018, between Bruce Campbell and Discovery Communications, LLC (Incorporated by reference to Exhibit 10.1 to the Form 10-Q Filed on May 10, 2018 (SEC File No. 001-34177))*

10.51	Employment Agreement dated as of July 27, 2018 between Peter Faricy and Discovery Communications, LLC (filed herewith)*

10.52
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

EXHIBITS INDEX
Exhibit No.	Description
10.56
Letter Amendment, dated August 25, 2014, between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 26, 2014 (SEC File No. 001-34177))

10.57
Amendment No. 2 to Share Repurchase Agreement, dated as of August 7, 2017, by and between Discovery Communications, Inc. and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on November 2, 2017 (SEC File No. 001-34177))

14	Discovery Communications, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 8-K filed on April 30, 2012 (SEC File No. 001-34177))

21	List of Subsidiaries of Discovery, Inc. (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

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
†Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017, and 2016, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017, and 2016, and (v) Notes to Consolidated Financial Statements.

ITEM 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: March 1, 2019	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 1, 2019
David M. Zaslav

/s/ Gunnar Wiedenfels	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2019
Gunnar Wiedenfels

/s/ Kurt T. Wehner	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2019
Kurt T. Wehner

/s/ S. Decker Anstrom	Director	March 1, 2019
S. Decker Anstrom

/s/ Robert R. Beck	Director	March 1, 2019
Robert R. Beck

/s/ Robert R. Bennett	Director	March 1, 2019
Robert R. Bennett

/s/ Paul A. Gould	Director	March 1, 2019
Paul A. Gould

/s/ Ken Lowe	Director	March 1, 2019
Ken Lowe

/s/ John C. Malone	Director	March 1, 2019
John C. Malone

/s/ Robert J. Miron	Director	March 1, 2019
Robert J. Miron

/s/ Steven A. Miron	Director	March 1, 2019
Steven A. Miron

/s/ Susan M. Swain	Director	March 1, 2019
Susan M. Swain

/s/ Daniel E. Sanchez	Director	March 1, 2019
Daniel E. Sanchez

/s/ J. David Wargo	Director	March 1, 2019
J. David Wargo