Form 10-Q
period 2019-03-31
Discovery, Inc.
filed 2019-05-02
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-34177

Discovery, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	35-2333914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8403 Colesville Road Silver Spring, Maryland	20910
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Series A Common Stock	DISCA	Nasdaq
Series B Common Stock	DISCB	Nasdaq
Series C Common Stock	DISCK	Nasdaq
Total number of shares outstanding of each class of the Registrant’s common stock as of April 22, 2019:

Series A Common Stock, par value $0.01 per share	157,848,790
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	360,553,643

DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$745	$986
Receivables, net	2,625	2,620
Content rights, net	364	313
Prepaid expenses and other current assets	291	312
Total current assets	4,025	4,231
Noncurrent content rights, net	3,098	3,069
Property and equipment, net	802	800
Goodwill, net	13,037	13,006
Intangible assets, net	9,366	9,674
Equity method investments, including note receivable (See Note 3)	955	935
Other noncurrent assets	1,161	835
Total assets	$32,444	$32,550
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314	$325
Accrued liabilities	1,538	1,604
Deferred revenues	236	249
Current portion of debt	1,387	1,819
Total current liabilities	3,475	3,997
Noncurrent portion of debt	14,956	14,974
Deferred income taxes	1,700	1,811
Other noncurrent liabilities	1,573	1,251
Total liabilities	21,704	22,033
Commitments and contingencies (See Note 18)
Redeemable noncontrolling interests	440	415
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized, issued and outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 161 and 160 shares issued; and 158 and 157 shares outstanding	2	2
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 525 and 524 shares issued; and 361 and 360 shares outstanding	5	5
Additional paid-in capital	10,670	10,647
Treasury stock, at cost: 167 shares	(6,737)	(6,737)
Retained earnings	5,663	5,254
Accumulated other comprehensive loss	(895)	(785)
Total Discovery, Inc. stockholders' equity	8,708	8,386
Noncontrolling interests	1,592	1,716
Total equity	10,300	10,102
Total liabilities and equity	$32,444	$32,550
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Advertising	1,415	$1,012
Distribution	1,224	1,051
Other	68	244
Total revenues	2,707	2,307
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	930	1,060
Selling, general and administrative	626	609
Depreciation and amortization	372	193
Restructuring and other charges	5	241
Total costs and expenses	1,933	2,103
Operating income	774	204
Interest expense, net	(182)	(177)
Loss on extinguishment of debt	(5)	—
Income (loss) from equity investees, net	11	(22)
Other expense, net	(27)	(22)
Income (loss) before income taxes	571	(17)
Income tax (expense) benefit	(153)	20
Net income	418	3
Net income attributable to noncontrolling interests	(29)	(5)
Net income attributable to redeemable noncontrolling interests	(5)	(6)
Net income (loss) available to Discovery, Inc.	$384	$(8)
Net income (loss) per share allocated to Discovery, Inc. Series A, B and C common stockholders:
Basic	$0.53	$(0.01)
Diluted	$0.53	$(0.01)
Weighted average shares outstanding:
Basic	524	422
Diluted	714	609
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$418	$3
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(69)	3
Derivatives	(11)	(5)
Comprehensive income	338	1
Comprehensive income (loss) attributable to noncontrolling interests	(29)	(5)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	(5)	(6)
Comprehensive income (loss) attributable to Discovery, Inc.	$304	$(10)
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$418	$3
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	30	15
Depreciation and amortization	372	193
Content rights amortization and impairment	697	751
Remeasurement gain on previously held equity interest	(8)	—
Equity in earnings of equity method investee companies, net of cash distributions	3	36
Deferred income taxes	(43)	(35)
Other, net	44	67
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(10)	(36)
Content rights and payables, net	(816)	(698)
Accounts payable and accrued liabilities	(211)	(171)
Prepaid income taxes and income taxes receivable	41	(42)
Foreign currency and other, net	25	77
Cash provided by operating activities	542	160
Investing Activities
Business acquisitions, net of cash acquired	(22)	(8,565)
Payments for investments, net	(34)	(22)
Purchases of property and equipment	(44)	(48)
Proceeds from (payments for) derivative instruments, net	5	(42)
Other investing activities, net	1	2
Cash used in investing activities	(94)	(8,675)
Financing Activities
Borrowings under term loan facilities	—	2,000
Principal repayments of debt, including discount payment and premiums to par value	(453)	—
Principal repayments of finance lease obligations	(17)	(13)
Distributions to noncontrolling interests and redeemable noncontrolling interests	(163)	(2)
Share-based plan (payments) proceeds, net	(15)	23
(Repayments) borrowings under program financing line of credit, net	(3)	22
Other financing activities, net	(1)	(11)
Cash (used in) provided by financing activities	(652)	2,019
Effect of exchange rate changes on cash and cash equivalents	(37)	(1)
Net change in cash and cash equivalents	(241)	(6,497)
Cash and cash equivalents, beginning of period	986	7,309
Cash and cash equivalents, end of period	$745	$812
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2018	14	$—	691	$7	$10,647	$(6,737)	$5,254	$(785)	$8,386	$1,716	$10,102
Cumulative effect of accounting changes (See Note 1)	—	—	—	—	—	—	30	(30)	—	—	—
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	384	—	384	29	413
Other comprehensive loss	—	—	—	—	—	—	—	(80)	(80)	—	(80)
Share-based compensation	—	—	—	—	38	—	—	—	38	—	38
Tax settlements associated with share-based compensation	—	—	—	—	(21)	—	—	—	(21)	—	(21)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(153)	(153)
Issuance of stock in connection with share-based plans	—	—	2	—	6	—	—	—	6	—	6
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(5)	—	(5)	—	(5)
March 31, 2019	14	$—	693	$7	$10,670	$(6,737)	$5,663	$(895)	$8,708	$1,592	$10,300
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2017	14	$—	547	$5	$7,295	$(6,737)	$4,632	$(585)	$4,610	$—	$4,610
Cumulative effect of accounting change	—	—	—	—	—	—	33	(26)	7	—	7
Net (loss) income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	(8)	—	(8)	5	(3)
Other comprehensive loss	—	—	—	—	—	—	—	(2)	(2)	—	(2)
Share-based compensation	—	—	—	—	41	—	—	—	41	—	41
Tax settlements associated with share-based compensation	—	—	—	—	(16)	—	—	—	(16)	—	(16)
Issuance of stock and noncontrolling interest in connection with the acquisition of Scripps Networks Interactive, Inc. ("Scripps Networks")	—	—	139	1	3,217	—	—	—	3,218	1,700	4,918
Issuance of stock in connection with share-based plans	—	—	4	—	39	—	—	—	39	—	39
March 31, 2018	14	$—	690	$6	$10,576	$(6,737)	$4,657	$(613)	$7,889	$1,705	$9,594
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained. For each non-wholly owned subsidiary, the Company evaluates its ownership and other interests to determine whether it should consolidate the entity or account for its ownership interest as an equity method investment or an equity investment without a readily determinable fair value. As part of its evaluation, the Company makes judgments in determining whether the entity is a variable interest entity ("VIE") and, if so, whether it is the primary beneficiary of the VIE and is thus required to consolidate the entity. (See Note 3.) Inter-company accounts and transactions between consolidated entities have been eliminated in consolidation.
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting and Reporting Pronouncements Adopted
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, which requires lessees to recognize almost all of their leases on the balance sheet by recording a right-of-use asset and lease liability. The guidance also requires improved disclosures to help users of the financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 effective January 1, 2019 and elected to apply the guidance at the effective date without recasting the comparative periods presented. Additionally, the Company elected to apply practical expedients allowing it to not reassess 1) whether any expired or existing contracts previously assessed as not containing leases are, or contain, leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. The Company also elected to not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component. The Company did not elect to apply the practical expedient to use hindsight in determining the lease term and in assessing the right-of-use assets for impairment. Additionally, the Company did not elect to apply the short-term lease scope exemption.
The adoption of ASU 2016-02 resulted in recognition of operating lease right-of-use assets of $342 million (included in “Other noncurrent assets”) and operating lease liabilities of $372 million (included in “Accrued liabilities” and “Other noncurrent liabilities”). The operating lease right-of use assets recorded upon adoption were offset by prepaid and deferred rent balances and ASC 420 liabilities totaling approximately $30 million. In addition, capital lease obligations totaling $252 million as of December 31, 2018 (known as finance lease liabilities effective January 1, 2019) were reclassified from current and noncurrent debt to components of "Accrued liabilities" and "Other noncurrent liabilities" on the consolidated balance sheet to conform with the new presentation. The adoption did not affect the pattern of expense recognition, cash flow presentation, or the Company's ability to meet its financial covenants. See Note 7 for further information.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act ("TCJA") to retained earnings for each period in which the effect of the change is recorded. The update also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The Company adopted ASU 2018-02 effective January 1, 2019, which resulted in a reclassification of $30 million between accumulated other comprehensive loss and retained earnings on the consolidated balance sheet and the consolidated statement of equity. Tax effects unrelated to the TCJA are released from accumulated other comprehensive loss using either the specific identification approach or the portfolio approach based on the nature of the underlying item.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU 2017-12, which includes significant amendments that expand the eligibility for hedge accounting to more financial and nonfinancial hedging strategies. The guidance is intended to align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. In addition, the guidance amends the presentation and disclosure requirements and changes how companies assess effectiveness. The updated guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted the pronouncement on July 1, 2018. As a result, the Company changed the method by which it assesses effectiveness for net investment hedges from the forward-method to the spot-method. The Company believes the spot method better matches the spot rate changes of the net investment. Previous net losses of $87 million incurred under the forward method related to net investment hedges will remain in other comprehensive loss under the currency translation adjustments component and will be reclassified to earnings when the net investment is sold or liquidated. The adoption of ASU 2017-12 did not result in a material impact to our consolidated results of operations; however, the Company has expanded its disclosures of its derivative activities in Note 8.
Accounting and Reporting Pronouncements Not Yet Adopted
Targeted Improvements to Accounting for Financial Instruments, Credit Losses, and Hedging Activities
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The new ASU provides narrow-scope amendments to help apply these recent standards. The Company will be required to adopt the provisions of this ASU on January 1, 2020, with early adoption permitted for certain amendments. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Content
In March 2019, the FASB issued ASU 2019-02, which aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. This ASU must be adopted on a prospective basis and is effective for annual periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that this pronouncement will have on its consolidated financial statements.
Goodwill
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the former two-step goodwill impairment test and eliminating the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Therefore, an entity will recognize impairment charges for the amount by which the carrying amount exceeds the reporting unit's fair value not to exceed the amount of goodwill recorded for that reporting unit. Goodwill impairment will no longer be measured as the excess of the carrying amount of goodwill over its implied fair value determined by assigning the fair value of a reporting unit to all of its assets and liabilities as if it had been acquired in a business combination. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This ASU must be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company is currently evaluating the impact that this pronouncement will have on its consolidated financial statements.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-03, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new, forward-looking “expected loss” model that would generally result in the earlier recognition of allowances for losses. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. The Company is currently evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems.
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
No individual customer accounted for more than 10% of total consolidated revenues for the three months ended March 31, 2019 or 2018. As of March 31, 2019 and December 31, 2018, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2. ACQUISITIONS
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company applied the acquisition method of accounting to Scripps Networks' business, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects workforce and synergies expected from cost savings, operations and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of this acquisition was allocated to the U.S. Networks and International Networks reportable segments in the amounts of $5.3 billion and $817 million, respectively, and is not amortizable for tax purposes.
The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of equity interests previously held by Scripps Networks was determined using the discounted cash flow and market value methods. The fair value of trade-names and trademarks was determined using an income approach based on the relief from royalty method; the remaining intangibles were determined using an income approach based on the excess earnings method. The fair value of interest-bearing debt was determined using publicly-traded prices. For the fair value estimates, the Company used: (i) projected discounted cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings and (iv) attrition rates, as relevant, that market participants would consider when estimating fair values. During the three months ended March 31, 2019, the Company finalized the fair value of assets acquired and liabilities assumed. Measurement period adjustments were reflected in the periods in which the adjustments occurred. The adjustments resulted from the receipt of additional financial projections associated with certain equity method investments, contingent liability estimates, deferred income tax adjustments, and true-ups for estimated working capital balances. The fair value of assets acquired and liabilities assumed, measurement period adjustments, as well as a reconciliation to consideration paid is presented in the table below (in millions).

	Preliminary March 6, 2018	Measurement Period Adjustments	Final March 6, 2018
Accounts receivable	$783	$—	$783
Other current assets	421	(9)	412
Content rights	1,088	(14)	1,074
Property and equipment	315	—	315
Goodwill	6,003	154	6,157
Intangible assets	9,175	—	9,175
Equity method investments, including note receivable	870	(157)	713
Other noncurrent assets	111	4	115
Current liabilities assumed	(494)	(105)	(599)
Debt assumed	(2,481)	—	(2,481)
Deferred income taxes	(1,695)	123	(1,572)
Other noncurrent liabilities	(383)	4	(379)
Noncontrolling interests	(1,700)	—	(1,700)
Total consideration paid	$12,013	$—	$12,013

The table below presents a summary of intangible assets acquired (in millions) and weighted average estimated useful life of these assets.

	Fair Value	Weighted Average Useful Life in Years
Trademarks and trade names	$1,225	10
Advertiser relationships	4,995	10
Advertising backlog	280	1
Affiliate relationships	2,455	12
Broadcast licenses	220	6
Total intangible assets acquired	$9,175

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other
On January 8, 2019, the Company paid $41 million in cash to acquire a controlling interest in Play Sports Group Limited ("PSG"), increasing Discovery's ownership stake from 20.1% to 70.7%. The Company recognized a gain of $8 million, which represents the difference between the carrying value and the fair value of the previously held 20.1% equity method investment. The gain is included in other expense, net in the Company's consolidated statement of operations (see Note 16). The Company consolidated PSG under the voting interest model upon the closing of the transaction and as a result, the accounting for PSG was changed from an equity method investment to a consolidated subsidiary. The Company applied the acquisition method of accounting to PSG, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The Company recorded preliminary net assets of $79 million, subject to adjustment based on the final assessment of the fair values of the assets acquired and liabilities assumed, including cash of $19 million, intangible assets of $29 million, redeemable noncontrolling interest of $25 million, and goodwill of $37 million. Intangible assets consist of trademarks and trade names, advertiser relationships, affiliate backlog and broadcast licenses. The goodwill reflects the workforce and synergies expected from broader exposure to the cycling entertainment sector. The goodwill recorded as part of this acquisition is included in the International Networks reportable segment and is not amortizable for tax purposes.
Pro Forma Financial Information
The following unaudited pro forma information has been presented as if the acquisition of Scripps Networks occurred on January 1, 2017. The information is based on the historical results of operations of the acquired business, adjusted for:

1.
The allocation of purchase price and related adjustments, including adjustments to amortization expense related to the fair value of intangible assets acquired and the recognition of the noncontrolling interests;

2.	Impacts of debt financing, including interest for debt issued and amortization associated with the fair value adjustments of debt assumed;

3.	The movement and allocation of all acquisition-related costs incurred during the three months ended March 31, 2018 to the three months ended March 31, 2017;

4.	Associated tax-related impacts of adjustments; and

5.	Changes to align accounting policies.
The pro forma results do not necessarily represent what would have occurred if the acquisition of Scripps Networks had taken place on January 1, 2017, nor do they represent the results that may occur in the future. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company's historical financial information on a supplemental pro forma basis (in millions). The following table presents the Company's pro forma combined revenues and net income (in millions, except per share value). Pro forma results for the three months ended March 31, 2019 are not presented below because the results for Scripps Networks are included in the Company's March 31, 2019 unaudited consolidated statement of operations for the quarterly period.

Three months ended March 31, 2018
Revenues	$2,930
Net income available to Discovery, Inc.	88
Net income per share - basic	0.08
Net income per share - diluted	0.08

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Impact of Business Combination
The operations of Scripps Networks discussed above were included in the consolidated financial statements as of the acquisition date of March 6, 2018. The following table presents their revenue and earnings as reported within the consolidated financial statements (in millions).

Three months ended March 31, 2018
Revenues:
Advertising	$195
Distribution	69
Other	10
Total revenues	$274
Net loss available to Discovery, Inc.	$(49)
NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	March 31, 2019	December 31, 2018
Time deposits	Cash and cash equivalents	2	$—
Equity securities:
Money market funds	Cash and cash equivalents	200	286
Mutual funds and company-owned life insurance contracts	Prepaid and other current assets	25	28
Mutual funds and company-owned life insurance contracts	Other noncurrent assets	206	188
Equity method investments:
Equity investments	Equity method investment	857	841
Note receivable	Equity method investment	98	94
Equity Investments:
Common stock investments with readily determinable fair values	Other noncurrent assets	77	77
Equity investments without readily determinable fair value	Other noncurrent assets	382	379
Total investments		$1,847	$1,893
Money Market Funds and Time Deposits
Money market funds and time deposits represent cash equivalents with original maturities of 90 days or less.
Equity Securities
Equity securities include investments in mutual funds held in separate trusts, which are owned as part of the Company’s supplemental retirement plans and company-owned life insurance contracts. (See Note 4.)
Equity Method Investments
The Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of March 31, 2019, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs, was approximately $590 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $546 million and $528 million as of March 31, 2019 and December 31, 2018, respectively. The Company recognized its portion of VIE operating results with net gains of $3 million and net losses of $11 million for the three months ended March 31, 2019 and 2018, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

UKTV
In connection with the acquisition of Scripps Networks, the Company acquired a 50% ownership interest in UKTV, a British multi-channel broadcaster jointly owned with BBC Studios (“BBC”). UKTV was formed on March 26, 1992, through a joint venture arrangement between BBC and Virgin Media Inc. ("VMED"). On August 11, 2011, Scripps Networks acquired VMED's 50% equity interest in UKTV along with a note receivable for debt instruments provided by VMED to UKTV. The Company has determined that UKTV is a VIE as the entity is unable to fund its activities without additional subordinated financial support provided by the note receivable. While the Company and BBC have equal voting rights in the management committee, which is the governing body of UKTV, power is not shared equally because BBC holds operational rights related to programming and creative development that significantly impact UKTV’s economic performance. Therefore, Discovery is not the primary beneficiary. The Company determined that its 50% equity interest in UKTV gives the Company the ability to exercise significant influence over the entity's operating and financial policies. Accordingly, the Company accounts for its investment in UKTV using the equity method. As of March 31, 2019 and December 31, 2018, the Company’s investment in UKTV totaled $402 million and $386 million, respectively, including a note receivable of $98 million and $94 million, respectively.
On April 1, 2019, the Company announced a series of agreements with BBC , which included a ten-year licensing agreement, a new co-production deal and dissolution of the UKTV joint venture in which the Company will take full control of three lifestyle channels - Good Food, Home, and Really. BBC will make payments to the Company totaling approximately $240 million based on exchange rates in effect on April 1, 2019, which includes payment related to the channels acquisition, repayment of a portion of the debt that is currently financed by the Company, and a portion of the cash currently on UKTV's balance sheet. The transaction for the dissolution of the UKTV joint venture is expected to close in the second quarter of 2019.
nC+
In connection with the acquisition of Scripps Networks, the Company acquired a 32% ownership interest in nC+, a Polish satellite distributor of television content. nC+ is controlled by Group Canal+ S.A, a French broadcaster. The Company applies the equity method of accounting to its 32% investment in nC+ ordinary shares, which provide the ability to exercise significant influence over the operating and financial policies of nC+. The Company's investment in nC+ totaled $185 million and $180 million as of March 31, 2019 and December 31, 2018, respectively.
Renewable Energy Investments
During the three months ended March 31, 2018, the Company invested $17 million in limited liability companies that sponsor renewable energy projects related to solar energy. No investments were made in these companies during the three months ended March 31, 2019. As of March 31, 2019 and December 31, 2018, the Company's carrying value of renewable energy investments was $90 million and $89 million, respectively. The Company has $4 million of future funding commitments for these investments as of March 31, 2019, which are cancelable under limited circumstances. The Company expects these investments to result in tax benefits that reduce the Company's future tax liability and provide cash flows from the operations of the investees.
These investments are considered VIEs of the Company and are accounted for under the equity method of accounting. While the Company possesses rights that allow it to exercise significant influence over the investments, the Company does not have the power to direct the activities that will most significantly impact their economic performance, such as the investee's ability to obtain sufficient customers or control solar panel assets. Once a stipulated return on investment is earned by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company applies the Hypothetical Liquidation at Book Value ("HLBV") methodology for allocating earnings, which is a generally accepted method under the equity method of accounting when a substantive profit-sharing arrangement exists. The Company accounts for investment tax credits utilizing the flow through method. The renewable energy investments income, losses and associated tax effects were not material for the three months ended March 31, 2019 and March 31, 2018.
Other Equity Method Investments
At March 31, 2019 and December 31, 2018, the Company's other equity method investments included production companies such as All3Media, a Russian cable television business, Mega TV in Chile and certain joint ventures in Canada. Other equity method investments acquired in conjunction with the acquisition of Scripps Networks include joint ventures in Canada, and HGTV and Food Network Magazines.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Investor Basis Differential
With the exception UKTV, nC+ and certain investments in renewable energy projects for which the Company uses the HLBV methodology for allocating earnings, the carrying values of the Company’s remaining equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the purchase prices associated with the investments in UKTV and nC+ was attributed to amortizable intangible assets, which are included in their carrying values. Earnings from these equity investees were reduced by the amortization of these intangibles of $1 million and $7 million during the period March 6, 2018 to March 31, 2018 and the three months ended March 31, 2019, respectively. Amortization that reduces the Company's equity in earnings of equity method investees for future periods is expected to be approximately $290 million.
Significant Subsidiaries
The table set forth below presents selected financial information for investments accounted for under the equity method. Because renewable energy projects discussed above are accounted for under the HLBV equity method of accounting, the Company's equity method losses do not directly correlate with the GAAP results of the investees presented below. The selected statement of operations information for each of the three months ended March 31, 2019 and 2018 (in millions) is summarized in the table below.

	Three Months Ended March 31,
	2019	2018
Selected Statement of Operations Information:
Revenues	$500	$286
Cost of revenues	341	201
Operating income	159	12
Pre-tax income from continuing operations	55	7
After-tax net income	43	4
Net income attributable to the entity	43	4

Common Stock Investments with Readily Determinable Fair Value
The Company owns 5 million shares of common stock of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company. Upon the adoption of ASU 2016-01 on January 1, 2018, the shares are measured at fair value, with gains and losses recorded in other expense, net, as the shares have a readily determinable fair value and the Company has the intent to retain the investment. The Company recorded a transition adjustment to reclassify accumulated other comprehensive income associated with Lionsgate shares in the amount of $32 million pre-tax ($26 million, net of tax) to retained earnings. Previously, amounts were recorded as a component of other comprehensive income.
The unrealized gains and losses related to the Company's common stock investments with readily determinable fair values held at March 31, 2018 and 2019 are summarized in the table below (in millions).

	Three Months Ended March 31,
	2019	2018
Net gains and losses recognized during the period on equity securities	$—	$39
Less: Net gains and losses recognized on equity securities sold	—	—
Unrealized gains and losses recognized during reporting period on equity securities still held at the reporting date	$—	$39
The Company hedged 50% of the Lionsgate shares with an equity collar (the "Lionsgate Collar") and pledged those shares as collateral to the derivative counterparty. Upon adoption of ASU 2016-01, the Lionsgate Collar no longer receives the hedge accounting designation and as such, all changes in the fair value of the Lionsgate Collar are reflected as a component of other expense, net on the consolidated statements of operations. (See Note 4 and Note 8.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity investments without readily determinable fair values assessed under the measurement alternative
The Company's equity investments without readily determinable fair values assessed under the measurement alternative as of March 31, 2019 primarily include its 42% minority interest in Group Nine Media on an outstanding shares basis recorded at $212 million. Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, however, this ownership interest has liquidation preferences that do not allow the investment to meet the definition of in-substance common stock. The Company accounts for its ownership interest in Group Nine Media as an equity investment without a readily determinable fair value assessed under the measurement alternative. The Company also has similar investments in an educational website, an electric car racing series and certain investments to enhance the Company's digital distribution strategies, such as a $35 million investment in Refinery29. The Company completed its quarterly qualitative assessment and concluded that its other equity investments without readily determinable fair values had no indicators that a change in fair value had taken place as of March 31, 2019.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Money market funds	Cash and cash equivalents	$200	$—	$—	$200
Mutual funds	Prepaid expenses and other current assets	13	—	—	13
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	12	—	12
Mutual funds	Other noncurrent assets	172	—	—	172
Company-owned life insurance contracts	Other noncurrent assets	—	34	—	34
Equity investments with readily determinable fair value:
Common stock	Other noncurrent assets	77	—	—	77
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	14	—	14
Net investment hedges:
Cross-currency swaps	Other noncurrent assets	—	60	—	60
No hedging designation:
Equity (Lionsgate Collar)	Prepaid expenses and other current assets	—	15	—	15
Equity (Lionsgate Collar)	Other noncurrent assets	—	28	—	28
Total		$462	$163	$—	$625
Liabilities
Deferred compensation plan	Accrued liabilities	$33	$—	$—	$33
Deferred compensation plan	Other noncurrent liabilities	197	—	—	197
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	4	—	4
Interest rate swaps	Accrued liabilities	—	15	—	15
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	20	—	20
Cross-currency swaps	Other noncurrent liabilities	—	82	—	82
No hedging designation:
Foreign exchange	Other noncurrent liabilities	—	23	—	23
Cross-currency swaps	Accrued liabilities	—	1	—	1
Cross-currency swaps	Other noncurrent liabilities	—	1	—	1
Total		$230	$146	$—	$376

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
No hedging designation:
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
Company-owned life insurance contracts are recorded at their cash surrender value, which approximates fair value.
Derivative financial instruments are comprised of foreign exchange, interest rate, credit and equity contracts. (See Note 8.) The fair value of Level 2 derivative financial instruments was determined using a market-based approach.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, borrowings under the revolving credit facility, finance and operating lease liabilities, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of March 31, 2019 and December 31, 2018. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $16 billion as of March 31, 2019 and December 31, 2018.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	March 31, 2019	December 31, 2018
Produced content rights:
Completed	$5,849	$5,609
In-production	639	612
Coproduced content rights:
Completed	707	682
In-production	62	53
Licensed content rights:
Acquired	985	1,007
Prepaid (a)	287	154
Content rights, at cost	8,529	8,117
Accumulated content rights expense	(5,067)	(4,735)
Total content rights, net	3,462	3,382
Current portion	(364)	(313)
Noncurrent portion	$3,098	$3,069
(a) Prepaid licensed content rights includes payments for rights to the Olympic games of $145 million and $65 million reflected as noncurrent content rights on the consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	March 31, 2019	December 31, 2018
5.625% Senior notes, semi-annual interest, due August 2019	$—	$411
2.200% Senior notes, semi-annual interest, due September 2019	500	500
Floating rate notes, quarterly interest, due September 2019	400	400
2.750% Senior notes, semi-annual interest, due November 2019	477	500
2.800% Senior notes, semi-annual interest, due June 2020	600	600
5.050% Senior notes, semi-annual interest, due June 2020	789	789
4.375% Senior notes, semi-annual interest, due June 2021	640	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	337	344
3.300% Senior notes, semi-annual interest, due May 2022	496	500
3.500% Senior notes, semi-annual interest, due June 2022	400	400
2.950% Senior notes, semi-annual interest, due March 2023	1,185	1,185
3.250% Senior notes, semi-annual interest, due April 2023	350	350
3.800% Senior notes, semi-annual interest, due March 2024	450	450
2.500% Senior notes, sterling denominated, annual interest, due September 2024	525	507
3.900% Senior notes, semi-annual interest, due November 2024	497	497
3.450% Senior notes, semi-annual interest, due March 2025	300	300
3.950% Senior notes, semi-annual interest, due June 2025	500	500
4.900% Senior notes, semi-annual interest, due March 2026	700	700
1.900% Senior notes, euro denominated, annual interest, due March 2027	674	688
3.950% Senior notes, semi-annual interest, due March 2028	1,700	1,700
5.000% Senior notes, semi-annual interest, due September 2037	1,250	1,250
6.350% Senior notes, semi-annual interest, due June 2040	850	850
4.950% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	1,250
Revolving credit facility	225	225
Program financing line of credit	19	22
Total debt (a)	16,464	16,918
Unamortized discount, premium and debt issuance costs, net (b)	(121)	(125)
Debt, net of unamortized discount, premium and debt issuance costs	16,343	16,793
Current portion of debt	(1,387)	(1,819)
Noncurrent portion of debt	$14,956	$14,974
(a) As a result of the adoption of ASU 2016-02, capital lease obligations totaling $252 million as of December 31, 2018 (known as finance lease liabilities effective January 1, 2019) were reclassified from current and noncurrent debt to components of "Accrued liabilities" and "Other noncurrent liabilities" on the consolidated balance sheet to conform with the new presentation. (See Note 1 and Note 7.)
(b) Current portion of unamortized discount, premium, and debt issuance costs, net is $3 million.
Senior Notes
On March 21, 2019, the Company redeemed $411 million aggregate principal amount of its 5.625% senior notes that had an original maturity of August 15, 2019. The repayment included $5 million for premium over par on the 5.625% senior notes and resulted in a loss on extinguishment of debt of $5 million, which is presented as a separate line item on the Company's consolidated statement of operations.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with the acquisition of Scripps Networks on March 6, 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes"). As part of accounting for the acquisition of Scripps Networks, the Scripps Networks Senior Notes were adjusted to fair value using observable trades as of the acquisition date. (See Note 2.) The fair value adjustment resulted in an opening balance sheet carrying value that is $19 million less than the face amount of the senior notes. For the three months ended March 31, 2019, fair value adjustments of $2 million were amortized to interest expense.
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
On September 21, 2017, DCL issued $500 million principal amount of 2.200% senior notes due 2019, $1.2 billion principal amount of 2.950% senior notes due 2023, $1.7 billion principal amount of 3.950% senior notes due 2028, $1.3 billion principal amount of 5.000% senior notes due 2037, $1.3 billion principal amount of 5.200% senior notes due 2047 (collectively, the “Senior Fixed Rate Notes”) and $400 million principal amount of floating rate senior notes due 2019 (the “Senior Floating Rate Notes” and, together with the Senior Fixed Rate Notes, the “USD Notes”). Interest on the Senior Fixed Rate Notes is payable on March 20 and September 20 of each year. Interest on the Senior Floating Rate Notes is payable on March 20, June 20, September 20 and December 20 of each year. The USD Notes are fully and unconditionally guaranteed by the Company. On September 21, 2017, DCL also issued £400 million principal amount ($540 million at issuance based on the exchange rate of $1.35 per pound at September 21, 2017) of 2.500% senior notes due 2024 (the “Sterling Notes”). Interest on the Sterling Notes is payable on September 20 of each year. The proceeds received by DCL from the USD Notes and the Sterling Notes were net of an $11 million issuance discount and $57 million of debt issuance costs. The net proceeds from the issuance of these senior notes were used to finance a portion of the Scripps Networks acquisition. (See Note 2.)
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
As of March 31, 2019, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for $243 million of un-exchanged Scripps Networks Senior Notes acquired in conjunction with the acquisition of Scripps Networks. (See Note 22.)
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. In addition to the change in the revolver's capacity on August 11, 2017, the financial covenants were modified to increase the maximum consolidated leverage ratio financial covenant to 5.50 to 1.00, with step-downs to 5.00 to 1.00 and to 4.50 to 1.00, one year and two years after the closing of the Scripps Networks acquisition, respectively. As of March 31, 2019, the Company's subsidiary, DCL, was in compliance with all covenants and there were no events of default under the revolving credit facility.
As of March 31, 2019, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $225 million at a weighted average interest rate of 3.79%. As of December 31, 2018, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $225 million at a weighted average interest rate of 3.82%. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For U.S. dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company may also borrow in foreign currencies under the credit facility, at an interest rate based on adjusted LIBOR, plus a margin. The current margins are 1.300% and 0.300%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. The Company had no borrowings under the credit facility in foreign currencies as of March 31, 2019 or December 31, 2018. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.200% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
Program Financing Line of Credit
On January 12, 2018, the Company entered into a secured line of credit for an aggregate principal amount of $26 million to finance content production costs. Interest rates on this line of credit are based on the Company’s option to elect either an adjusted LIBOR or a variable prime rate. Interest on the outstanding balance is due quarterly commencing on October 15, 2018 with a final payment due on October 15, 2020. As of March 31, 2019, the Company has an outstanding balance of $19 million.
NOTE 7. LEASES
The Company has operating and finance leases for transponders, office space, studio facilities, and other equipment. The Company's leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to ten additional years. Most leases are not cancelable prior to their expiration.
The Company determines if an arrangement is a lease at its inception. Operating lease right-of-use ("ROU") assets are included in "Other noncurrent assets" and operating lease liabilities are included in “Accrued liabilities” and “Other noncurrent liabilities” in our March 31, 2019 consolidated balance sheet. Finance lease ROU assets are included in "Property and equipment, net" and finance lease liabilities are included in “Accrued liabilities” and “Other noncurrent liabilities” in our March 31, 2019 consolidated balance sheet. A rate implicit in the lease when readily determinable is used in arriving at the present value of lease payments. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at lease commencement date for the majority of its leases. The incremental borrowing rate is based on the Company's U.S. dollar denominated senior unsecured borrowing curves using public credit ratings adjusted down to a collateralized basis using a combination of recovery rate and credit notching approaches, and translated into major contract currencies as applicable. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Variable lease payments that are based on an index or rate are included in measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in measurement of ROU assets and lease liabilities.
Lease expense for operating leases is recognized on a straight-line basis. For finance leases, the Company recognizes interest expense on lease liabilities using the effective interest method and amortization of ROU assets on a straight-line basis.
Because the Company elected a practical expedient allowing it not to allocate contract consideration between lease and non-lease components, these components are accounted for together under Topic 842 as lease components across all lease categories.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The components of lease cost were as follows (in millions):

Three Months Ended March 31, 2019
Operating lease cost	$26

Finance lease cost:
Amortization of right-of-use assets	$11
Interest on lease liabilities	2
Total finance lease cost	$13

Supplemental cash flow information related to leases was as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21
Financing cash flows from finance leases	17

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4
Finance leases	2

Supplemental balance sheet information related to leases was as follows (in millions):

Category	Location on Balance Sheet	March 31, 2019
Operating Leases
Operating lease right-of-use assets	Other noncurrent assets	$326

Operating lease liabilities (current)	Accrued liabilities	$76
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	279
Total operating lease liabilities		$355

Finance Leases
Finance lease right-of-use assets	Property and equipment, net	$228

Finance lease liabilities (current)	Accrued liabilities	$45
Finance lease liabilities (noncurrent)	Other noncurrent liabilities	197
Total finance lease liabilities		$242

March 31, 2019
Weighted average remaining lease term:
Operating leases	7 years
Finance leases	7 years

Weighted average discount rate:
Operating leases	3.19%
Finance leases	3.60%

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of lease liabilities as of March 31, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
April 1, 2019 to March 31, 2020	$93	$49
April 1, 2020 to March 31, 2021	76	45
April 1, 2021 to March 31, 2022	54	40
April 1, 2022 to March 31, 2023	33	33
April 1, 2023 to March 31, 2024	27	32
Thereafter	128	69
Total lease payments	411	268
Less: Imputed interest	(56)	(26)
Total	$355	$242

As of March 31, 2019, the Company has additional operating leases that have not yet commenced, primarily related to moving its global headquarters from Silver Spring, Maryland to New York City in 2019, with undiscounted lease payments totaling approximately $515 million. These operating leases will commence between fiscal year 2019 and fiscal year 2021 with lease terms of 2 years to 18 years and include options to extend the term for up to 10 additional years.
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
Effective July 1, 2018, the Company early adopted ASU 2017-12. As a result, the Company changed the method by which it assesses effectiveness for net investment hedges from the forward-method to the spot-method. Management believes the spot method better matches the spot rate changes of the net investment. The entire change in the fair value of derivatives that qualify as net investment hedges is initially recorded in the currency translation component of other comprehensive income. While the change in fair value attributable to hedge effectiveness remains in accumulated other comprehensive income (loss) until the net investment is sold or liquidated, the change in fair value attributable to components excluded from the assessment of hedge effectiveness (e.g., forward points, cross currency basis, etc.) is reflected as a component of interest expense, net in the current period. Previous net losses of $87 million incurred under the forward method related to net investment hedges will remain in other comprehensive loss under the currency translation component and will be reclassified to earnings when the net investment is sold or liquidated. Additionally, as a result of ASU 2017-12, for foreign exchange forward contracts accounted for as cash flow hedges, the ineffective portion (if any) will not be separately recorded, as the entire change in the fair value of the forward contract will be recorded in other comprehensive income (loss) and reclassified into the statement of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings.
During the three months ended March 31, 2019, the Company executed two forward starting swap agreements with an aggregate $500 million notional amount. The swaps were designated as cash flow hedges and will hedge the interest rate risk and overall variability of proceeds received from a potential issuance of fixed rate debt later in 2019.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of March 31, 2019 and December 31, 2018.

	March 31, 2019					December 31, 2018
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$592	$14	$—	$4	$—	$267	$13	$—	$3	$—
Interest rate swaps	500	—	—	15	—	—	—	—	—	—
Net investment hedges:(a)
Cross-currency swaps	3,430	—	60	20	82	3,387	—	41	39	81
Foreign exchange	52	—	—	—	—	52	—	1	—	—
No hedging designation:
Foreign exchange	842	—	—	—	23	860	—	11	—	—
Interest rate swaps	25	—	—	—	—	25	—	—	—	—
Cross-currency swaps	64	—	—	1	1	64	—	—	1	—
Equity (Lionsgate Collar)	97	15	28	—	—	97	14	27	—	—
Total		$29	$88	$40	$106		$27	$80	$43	$81
(a) Excludes £400 million of sterling notes ($525 million equivalent at March 31, 2019) designated as a net investment hedge. (See Note 6.)
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended March 31,
	2019	2018
Gains (losses) recognized in accumulated other comprehensive loss (a):
Foreign exchange - derivative adjustments	$3	$(10)
Interest rate - derivative adjustments	(15)	—
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	$1	$1
Foreign exchange - distribution revenue	4	—
Foreign exchange - costs of revenues	(2)	(4)
(a) For periods prior to the Company's adoption of ASU 2017-12 on July 1, 2018, the amount of gain or (loss) represents only the effective portion of the hedging relationship. Effective with the adoption of ASU 2017-12, gains and losses resulting from the change in the fair value of the hedging relationship are recognized as components of accumulated other comprehensive loss.
If current fair values of designated cash flow hedges as of March 31, 2019 remained static over the next twelve months, the Company would reclassify $10 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months. All outstanding cash flow hedges have maturities of less than one year.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Effective with the Company’s initial application of ASU 2017-12, net periodic interest settlements and accruals on the cross-currency swaps (which would include any cross-currency basis spread adjustment) are reported directly in interest expense, net. Changes in the fair value of the cross-currency swaps resulting from changes in the foreign exchange spot rate will continue to be recorded within the cumulative translation component of Accumulated Other Comprehensive Income ("AOCI"). The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended March 31, 2019 or 2018.

	Three Months Ended March 31,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2019	2018		2019	2018

Cross currency swaps	$52	$(49)	Interest expense, net	$7	$—
Foreign exchange contracts (a)	(1)	(1)	Other expense, net	—	—
Sterling notes (foreign denominated debt) (a)	(17)	(25)	N/A	—	—
Total	$34	$(75)		$7	$—
(a) There are no existing components that are eligible for exclusion from effectiveness testing under ASU 2017-12. There were no forward exchange contracts outstanding at the date of adoption of ASU 2017-12.
The following table presents the pretax impact of derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Three Months Ended March 31,
	2019	2018
Interest rate swaps	$1	$—
Cross-currency swaps	(2)	(4)
Credit contracts	—	(1)
Equity	1	10
Foreign exchange derivatives	$(34)	$—
Total in other expense, net	$(34)	$5
NOTE 9. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation, a component of other comprehensive income (loss); however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. The adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to income from continuing operations available to Discovery, Inc. stockholders in the calculation of earnings per share. (See Note 15.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below summarizes the Company's redeemable noncontrolling interest balances (in millions).

	March 31, 2019	December 31, 2018
Discovery Family	$206	$206
MotorTrend Group, LLC ("MTG")	121	121
Oprah Winfrey Network ("OWN")	60	58
Discovery Japan	28	30
PSG	25	—
Total	$440	$415
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended March 31,
	2019	2018
Beginning balance	$415	$413
Initial fair value of redeemable noncontrolling interests of acquired businesses	25	—
Cash distributions to redeemable noncontrolling interests	(10)	(2)
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	5	6
Currency translation on redemption values	—	2
Retained earnings adjustments:
Adjustments of redemption values to the floor	3	—
OWN interest adjustment	2	—
Ending balance	$440	$419
Redeemable noncontrolling interests consist of the arrangements described below:
In connection with its noncontrolling interest in Discovery Family, Hasbro Inc. ("Hasbro") has the right to put the entirety of its remaining 40% interest in Discovery Family to Discovery at any time during the one-year period beginning December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable during the same one-year period beginning December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is generally a function of the then-current fair market value of the redeemable noncontrolling interest, to which certain discounts and floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call. As Hasbro's put right is outside the control of the Company, Hasbro's 40% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet.
In connection with the MTG joint venture between Discovery and GoldenTree, GoldenTree acquired a put right exercisable during 30-day windows beginning on each of March 25, 2021, September 25, 2022 and March 25, 2024, that requires Discovery to either purchase all of GoldenTree's noncontrolling 32.5% interest in the joint venture at fair value or participate in an initial public offering for the joint venture. As the put right is outside of the Company's control, GoldenTree's 32.5% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with its noncontrolling interest in Discovery Japan, Jupiter Telecommunications Co., Ltd ("J:COM") has the right to put all, but not less than all, of its 20% noncontrolling interest to Discovery at any time for cash. As amended, through December 31, 2022, the redemption value is the January 10, 2013, fair value denominated in Japanese yen; thereafter, as chosen by J:COM, the redemption value is the then-current fair value or the January 10, 2013, fair value denominated in Japanese yen. As the shareholders' put right is outside the control of the Company, their 20% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet.
In connection with its noncontrolling interest in PSG, the noncontrolling shareholders have a put right exercisable that requires Discovery to purchase 50% of their shares on January 8, 2022 and 50% on January 8, 2023, or 100% of their shares on January 8, 2023 if the three-year put option is not exercised. Discovery also has a parallel call right on the same dates. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is the then-current fair market value of the redeemable noncontrolling interest, subject to a floor and cap value. As the shareholders' put right is outside the control of the Company, their 29.3% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet.
NOTE 10. EQUITY
Common Stock Issued in Connection with Scripps Networks Acquisition
On March 6, 2018, the Company issued 139 million shares of Series C common stock as part of the consideration paid for the acquisition of Scripps Networks, inclusive of the conversion of 1 million Scripps Networks share-based compensation awards. (See Note 2.)
Repurchase Programs
Common Stock
There were no common stock repurchases during the three months ended March 31, 2019 and 2018, as the Company's authorization under its prior stock repurchase program expired on October 8, 2017. All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. As of March 31, 2019, the Company had repurchased 3 million and 164 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $6.6 billion, respectively.
In April 2019, the Company's Board of Directors authorized additional stock repurchases of up to $1 billion. Under the stock authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors.
Convertible Preferred Stock
In 2014, we entered into an agreement with Advance/Newhouse to repurchase, on a quarterly basis, a number of shares of Series C-1 convertible preferred stock convertible into a number of shares of Series C common stock. That agreement terminated in accordance with its terms on October 7, 2017.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(98)	$2	$(96)	$71	$7	$78
Net investment hedges	27	—	27	(75)	—	(75)
Total currency translation adjustments	(71)	2	(69)	(4)	7	3

Derivative adjustments:
Unrealized gains (losses)	(12)	4	(8)	(10)	3	(7)
Reclassifications:
Distribution revenue	(4)	—	(4)	—	—	—
Advertising revenue	(1)	—	(1)	(1)	—	(1)
Costs of revenues	2	—	2	4	(1)	3
Total derivative adjustments	(15)	4	(11)	(7)	2	(5)
Other comprehensive income (loss) adjustments	$(86)	$6	$(80)	$(11)	$9	$(2)
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended March 31, 2019
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(804)	$16	$3	$(785)
Other comprehensive income before reclassifications	(69)	(8)	—	(77)
Reclassifications from accumulated other comprehensive loss to net income	—	(3)	—	(3)
Other comprehensive income (loss)	(69)	(11)	—	(80)
Reclassifications to retained earnings resulting from the adoption of ASU 2018-02	(28)	(2)	—	(30)
Ending balance	$(901)	$3	$3	$(895)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31, 2018
	Currency Translation	AFS (a)	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(615)	$26	$4	$(585)
Other comprehensive income (loss) before reclassifications	3	—	(7)	(4)
Reclassifications from accumulated other comprehensive loss to net income	—	—	2	2
Other comprehensive income (loss)	3	—	(5)	(2)
Reclassifications to retained earnings resulting from the adoption of ASU 2016-01	—	(26)	—	(26)
Ending balance	$(612)	$—	$(1)	$(613)
(a) Effective January 1, 2018, unrealized gains and losses on equity investments with readily determinable fair values are recorded in other expense, net. (See Note 3.)
NOTE 11. NONCONTROLLING INTEREST
In conjunction with the acquisition of Scripps Networks, the Company acquired a controlling interest in the TV Food Network Partnership ("the Partnership"), which includes the Food Network and Cooking Channel, and is jointly owned with Tribune Media Company (the "Tribune Company"). Food Network and Cooking Channel are operated and organized under the terms of the Partnership. The Company holds 80% of the voting interest and 68.7% of the economic interest in the Partnership. Under the terms of the Partnership, the Partnership has a dissolution date of December 31, 2020. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests. Ownership interests attributable to the Tribune Company are presented as noncontrolling interests on the Company's consolidated financial statements. Under the terms of the Partnership agreement, Tribune Company cannot force a redemption outside of the Company's control. As such, the noncontrolling interests in the Partnership are reflected as a component of permanent equity in the Company's consolidated financial statements.
NOTE 12. REVENUES
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended March 31,
	2019				2018
	U.S. Networks	International Networks	Other	Total	U.S. Networks	International Networks	Other	Total
Revenues:
Advertising	$1,022	$393	$—	$1,415	$627	$385	$—	$1,012
Distribution	697	527	—	1,224	514	537	—	1,051
Other	33	32	3	68	33	176	35	244
Totals	$1,752	$952	$3	$2,707	$1,174	$1,098	$35	$2,307

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts monthly based on minimum monthly fees or by calculating one twelfth of annual license fees specified in its distribution contracts. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.3 billion as of March 31, 2019 and is expected to be recognized over the next five years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $577 million as of March 31, 2019 and is expected to be recognized over the next six years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $78 million as of March 31, 2019 and is expected to be recognized over the next thirteen years.
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

	December 31, 2018	Additions	Reductions	Foreign Currency	March 31, 2019
Accounts receivable	$2,620	2,711	(2,693)	(13)	$2,625
Deferred revenues:
Current	249	293	(306)	—	236
Long term (a)	120	4	—	(1)	123

	December 31, 2017	Additions (b)	Reductions	Foreign Currency	March 31, 2018
Accounts receivable	$1,838	2,981	(2,163)	(2)	$2,654
Deferred revenues:
Current	255	354	(304)	(6)	299
Long term (a)	109	3	—	—	112
(a) Long term deferred revenues is a component of other noncurrent liabilities on the consolidated balance sheets.
(b) This column includes Scripps Networks accounts receivable and deferred revenues balances of $783 million and $116 million, respectively, as of March 6, 2018, the date of the acquisition. (See Note 2.)
Revenue recognized for the three months ended March 31, 2019 related to the contract liability (deferred revenues) as of December 31, 2018 was $99 million.
Capitalized Contract Costs
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. SHARE-BASED COMPENSATION
The Company has various incentive plans under which stock options, service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and stock appreciation rights ("SARs") have been issued. During the three months ended March 31, 2019, the vesting and service requirements of share-based awards granted were consistent with the arrangements disclosed in the 2018 Form 10-K.
The table below presents the components of share-based compensation expense (in millions).

	Three Months Ended March 31,
	2019	2018
PRSUs	$10	$2
RSUs	6	7
Stock options	9	5
SARs	5	1
Total share-based compensation expense	$30	$15
Tax benefit recognized	$3	$3
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

	March 31, 2019	December 31, 2018
Current portion of liability-classified awards:
PRSUs	$15	$21
SARs	7	2
Non-current portion of liability-classified awards:
PRSUs	14	22
SARs	7	9
Total liability-classified share-based compensation award liability	$43	$54
The table below presents award activity (in millions, except weighted-average grant price) for PRSUs, RSUs and SARs.

	Three Months Ended March 31, 2019
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.5	$28.48
RSUs	2.9	$29.01
SARs	—	$—
Awards converted or settled:
PRSUs	1.1	$33.31
RSUs	0.7	$28.56
SARs	0.9	$22.34

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents stock option activity (in millions, except weighted-average exercise price).

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2018	21.1	$28.86
Granted	2.1	$31.01
Exercised	(0.4)	$23.47
Forfeited/cancelled	(0.2)	$30.26
Outstanding as of March 31, 2019	22.6

The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of March 31, 2019 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
RSUs	$149	3.28
PRSUs	24	1.35
Stock options	115	3.75
SARs	13	1.45
Total unrecognized compensation cost	$301
NOTE 14. INCOME TAXES
The following table reconciles the U.S. federal statutory income tax rate to the Company's effective income tax rate.

	Three Months Ended March 31,
	2019		2018
U.S. federal statutory income tax provision	$(120)	21%	$4	21%
State and local income taxes, net of federal tax benefit	(20)	4%	7	44%
Effect of foreign operations	(11)	2%	(4)	(21)%
Change in uncertain tax positions	(6)	1%	—	(2)%
Renewable energy investments tax credits (See Note 3)	—	—%	—	(1)%
Noncontrolling interest adjustment	12	(2)%	—	(1)%
U.S. legislative changes	—	—%	19	109%
Other, net	(8)	1%	(6)	(31)%
Income tax (expense) benefit	$(153)	27%	$20	118%

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
The Company's reserves for uncertain tax positions as of March 31, 2019 and December 31, 2018 totaled $438 million and $378 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $99 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2019 and December 31, 2018, the Company had accrued approximately $66 million and $51 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
We expect to recognize a non-cash deferred income tax benefit of approximately $450 to $500 million, primarily during the three months ended June 30, 2019. (See Note 21.)
NOTE 15. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock and the Series C-1 convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as-converted basis with respect to income available to Discovery, Inc. The Company's Series A-1 convertible preferred stock is treated as a separate class for purposes of applying the two-class method. Series A-1 convertible preferred stock is currently convertible into nine shares of our Series A common stock and Series C-1 convertible preferred stock is convertible into 19.3648 shares of our Series C common stock, subject to certain anti-dilution adjustments.
Net income (loss) allocated to Discovery, Inc. Series C-1 convertible preferred stockholders for diluted net income (loss) per share is included in net income (loss) allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share. The weighted average number of diluted shares outstanding adjusts the weighted average number of shares of Series A, B and C common stock outstanding for the potential dilution that would occur if common stock equivalents, including convertible preferred stock and share-based awards, were converted into common stock or exercised, calculated using the treasury stock method. The computation of the diluted earnings (loss) per share of Series A, B and C common stockholders assumes the conversion of Series A-1 and C-1 convertible preferred stock, while the diluted earnings (loss) per share amounts of Series C-1 convertible preferred stock does not assume conversion of those shares.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the Company's calculated earnings (loss) per share. Earnings (loss) per share amounts may not recalculate due to rounding.

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$418	$3
Less:
Allocation of undistributed (income) loss to Series A-1 convertible preferred stock	(38)	1
Net income attributable to noncontrolling interests	(29)	(5)
Net income attributable to redeemable noncontrolling interests	(5)	(6)
Redeemable noncontrolling interest adjustments to redemption value	(5)	—
Net income (loss) allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$341	$(7)

Allocation of net income (loss) to Discovery, Inc. Series A, B and C common stockholders and Series C-1 convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	279	(6)
Series C-1 convertible preferred stockholders	62	(1)
Total	341	(7)
Add:
Allocation of undistributed income (loss) to Series A-1 convertible preferred stockholders	38	(1)
Net income (loss) allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$379	$(8)

Denominator — weighted average:
Series A, B and C common shares outstanding — basic	524	422
Impact of assumed preferred stock conversion	187	187
Dilutive effect of share-based awards	3	—
Series A, B and C common shares outstanding — diluted	714	609
Series C-1 convertible preferred stock outstanding — basic and diluted	6	6

Basic net income (loss) per share allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$0.53	$(0.01)
Series C-1 convertible preferred stockholders	$10.31	$(0.25)

Diluted net income (loss) per share allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$0.53	$(0.01)
Series C-1 convertible preferred stockholders	$10.27	$(0.25)
For three months ended March 31, 2018, the weighted average number of shares outstanding for the computation of diluted loss per share does not include 2 million of share-based awards, as the effects of these potentially outstanding shares would have been anti-dilutive.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings (loss) per share (in millions).

	Three Months Ended March 31,
	2019	2018
Anti-dilutive share-based awards	21	16
PRSUs whose performance targets have not been achieved	1	2
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
NOTE 16. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other Expense, net

	Three Months Ended March 31,
	2019	2018
Foreign currency losses, net	$(9)	$(4)
(Loss) gain on derivative instruments, net	(34)	5
Change in the value of common stock investments with readily determinable fair value	—	(38)
Interest income (a)	—	15
Other income, net	8	—
Remeasurement gain on previously held equity interest	8	$—
Total other expense, net	$(27)	$(22)
(a) Interest income for the three months ended March 31, 2018 is comprised primarily of interest on proceeds from the issuance of senior notes used to fund the acquisition of Scripps Networks. As of March 31, 2018, the Company had utilized the proceeds in the acquisition of Scripps Networks.
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2019	2018
Cash paid for taxes, net	$34	$44
Cash paid for interest, net	197	199
Non-cash investing and financing activities:
Equity issued for the acquisition of Scripps Networks	—	3,218
Accrued purchases of property and equipment	26	13
Assets acquired under finance lease arrangements	2	24

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 17. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 28% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 48% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as All3Media, UKTV, nC+ and a Russian cable television business, or minority partners of consolidated subsidiaries, such as Hasbro and the Tribune Company.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2019	2018
Revenues and service charges:
Liberty Group	$168	$145
Equity method investees	74	38
Other	14	10
Total revenues and service charges	$256	$193
Interest income	$1	$—
Expenses	$(196)	$(55)
The table below presents receivables due from related parties (in millions).

	March 31, 2019	December 31, 2018
Receivables	155	167
Note receivable (a)	$98	$94
(a) Amount relates to a note receivable with UKTV, an equity method investee acquired in conjunction with the acquisition of Scripps Networks. (See Note 2.)
NOTE 18. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and finance leases, employment contracts, arrangements to purchase various goods and services, future funding commitments to equity method investees, and the conditional obligation to issue or acquire additional shares of preferred stock. (See Note 10.)
Contingencies
Put Rights
The Company has granted put rights to certain consolidated subsidiaries. Hasbro, GoldenTree, Harpo, J:COM, and PSG have the right to require the Company to purchase their remaining noncontrolling interests in Discovery Family, MTG, OWN, Discovery Japan, and PSG, respectively. The Company recorded the carrying value of the noncontrolling interest in the equity associated with the put rights for Discovery Family, MTG, OWN, Discovery Japan, and PSG as a component of redeemable noncontrolling interest in the amounts of $206 million, $121 million, $60 million, $28 million, and $25 million, respectively. (See Note 9.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Legal Matters
The Company is party to various lawsuits and claims in the ordinary course of business, including claims related to employees, vendors, other business partners or patent issues. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the Company's future consolidated financial position, future results of operations or cash flows. During the quarter ended June 30, 2018, the Company received written notification from tax authorities of a withholding tax claim stemming from an audit that commenced in 2017. A liability of $40 million was recorded as part of the provisional Scripps Networks purchase accounting as of December 31, 2018. During the three months ended March 31, 2019, the withholding tax claim was settled with a portion of the claim being resolved subsequent to the measurement period, which resulted in a reversal of the remaining accrual and a reduction in selling, general, and administrative expense of approximately $29 million.
Guarantees
There were no guarantees recorded as of March 31, 2019 and December 31, 2018.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of March 31, 2019 and December 31, 2018.
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks, and (viii) other items impacting comparability, such as the non-cash settlement of a withholding tax claim. (See Note 18.) The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps Networks transaction and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. The Company also excludes depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP.
Effective January 1, 2019, the Company's definition of Adjusted OIBDA was modified to exclude all share-based compensation, whereas only mark-to-market share-based compensation was previously excluded. Over time, the Company has moved to a higher percentage of equity classified awards (in lieu of liability classified awards, which require mark-to-market accounting) under its stock incentive plans and expects to continue this practice in future periods. Since most equity classified awards are non-cash expenses not entirely under management control, we have elected to exclude all share-based compensation from Adjusted OIBDA beginning in 2019. The revised definition of Adjusted OIBDA will be used by the Company's CODM in evaluating segment performance in 2019. Accordingly, prior period amounts have been recast to reflect the current definition.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present summarized financial information for each of the Company’s reportable segments, other, and corporate and inter-segment eliminations (in millions).
Revenues

	Three Months Ended March 31,
	2019	2018
U.S. Networks	$1,752	$1,174
International Networks	952	1,098
Other	3	35
Corporate and inter-segment eliminations	—	—
Total revenues	$2,707	$2,307
Adjusted OIBDA

	Three Months Ended March 31,
	2019	2018
U.S. Networks	$1,061	$652
International Networks	219	137
Other	1	3
Corporate and inter-segment eliminations	(122)	(83)
Total Adjusted OIBDA	$1,159	$709
Reconciliation of Net Income available to Discovery, Inc. to Total Adjusted OIBDA

	Three Months Ended March 31,
	2019	2018
Net income (loss) available to Discovery, Inc.	384	(8)
Net income attributable to noncontrolling interests	29	5
Net income attributable to redeemable noncontrolling interests	5	6
Income tax expense (benefit)	153	(20)
Income (loss) before income taxes	571	(17)
Other expense, net	27	22
(Income) loss from equity investees, net	(11)	22
Loss on extinguishment of debt	5	—
Interest expense	182	177
Operating income	774	204
Restructuring and other charges	5	241
Depreciation and amortization	372	193
Share-based compensation	30	15
Scripps Networks transaction and integration costs	7	56
Settlement of a withholding tax claim	(29)	—
Total Adjusted OIBDA	$1,159	$709

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total Assets

	March 31, 2019	December 31, 2018
U.S. Networks	$18,539	$18,683
International Networks	7,229	7,208
Other	223	227
Corporate and inter-segment eliminations	6,453	6,432
Total assets	$32,444	$32,550
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.
NOTE 20. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended March 31,
	2019	2018
U.S. Networks	$4	$34
International Networks	4	100
Corporate and inter-segment eliminations	(3)	107
Total restructuring and other charges	$5	$241

	Three Months Ended March 31,
	2019	2018
Restructuring charges	$5	$164
Other charges	—	77
Total restructuring and other charges	$5	$241
Restructuring charges include contract terminations, employee terminations and facility closures. For the three months ended March 31, 2019 and 2018, these charges result from activities to integrate Scripps Networks and establish an efficient cost structure. Contract-related restructuring charges include costs to terminate certain production commitments, life of series production and content licensing contracts. Employee terminations relate to cost reduction efforts and management changes. Facility-related restructuring charges are recognized upon exiting all or a portion of a leased facility after meeting cease-use requirements. Other charges relate to content write-offs which resulted from a global strategic review of content following the acquisition of Scripps Networks.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in restructuring and other liabilities recorded in accrued liabilities and other noncurrent liabilities by major category were as follows (in millions).

	U.S. Networks	International Networks	Corporate and inter-segment eliminations (a)	Total
December 31, 2018	$16	$46	$46	$108
Net contract termination accruals	—	—	(6)	(6)
Net employee relocation/termination accruals	4	4	(3)	5
Cash paid	(11)	(6)	(8)	(25)
March 31, 2019	$9	$44	$29	$82
(a) $1 million and $5 million of net contract termination accruals related to lease exits were reclassed from accrued liabilities and other noncurrent liabilities, respectively, to right-of-use assets on the balance sheet upon adoption of ASU 842 on January 1, 2019.
NOTE 21. SUBSEQUENT EVENTS
Investments
On April 10, 2019, the Company announced an agreement to launch a media joint venture with Magnolia, the home and lifestyle brand led by Chip and Joanna Gaines. The multi-platform media company will be comprised of a rebranded linear television network (currently operating as DIY), a TV Everywhere app that will be released in 2020, and a subscription streaming service planned for a later date. Discovery expects to hold a 75% ownership interest in the joint venture. The transaction is expected to close in the second quarter of 2019.
Income Taxes
We intend to carry out numerous internal transactions during the year that are intended to integrate assets acquired from the Scripps Networks business with the Discovery business; streamline and simplify our corporate entity structures; simplify our internal financing structures; respond to the expected exit of the United Kingdom from the European Union; make our managerial structures and processes more efficient and nimble; and reduce costs associated with the maintenance of legal entities. These transactions will include mergers, liquidations, and intercompany sales among members of the consolidated Discovery group. Some of these transactions will result in changes in certain of our deferred tax items, which are based on differences between the book versus tax bases of the assets and liabilities and on certain tax attributes, such as net operating loss carryovers. The items involved in these restructurings primarily relate to a variety of jurisdictions in our International Networks segment. Recent changes in accounting for intercompany transactions will also impact our effective tax rate. For example, following our adoption of Accounting Standards Update No. 2016-16, effective January 1, 2018, the income tax effects of intercompany transfers will be recognized in the period in which the transfer occurs, rather than amortized over time, which will increase the impact of such transfers on our effective tax rate in the periods in which the transfers occur. Moreover, U.S. tax reform will have a continued effect as the U.S. Treasury Department issues final regulations clarifying application of the new law; several tax controversies may come to resolution; and we expect to realize state tax incentives related to job creation and investments. The net effect of the various changes in our deferred tax balances and related valuation allowances will be the recognition of a non-cash deferred income tax benefit of approximately $450 to $500 million, primarily during the three months ended June 30, 2019.
NOTE 22. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of March 31, 2019 and December 31, 2018, most of the Company's outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 6.) Each of the Company, DCL and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) have the ability to conduct registered offerings of debt securities.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and comprehensive income and cash flows of (i) the Company, (ii) Scripps Networks, (iii) DCH, (iv) DCL, (v) the non-guarantor subsidiaries of DCL, (vi) the non-guarantor subsidiaries of Discovery, which includes Discovery Holding Company ("DHC") and Scripps Networks on a combined basis, and (vii) reclassifications and eliminations necessary to arrive at the consolidated financial statement balances for the Company. DCL primarily includes the Discovery Channel and TLC networks in the U.S. The non-guarantor subsidiaries of DCL include substantially all of the Company’s other U.S. and international networks, production companies and most of the Company’s websites and digital distribution arrangements. The non-guarantor subsidiaries of DCL are wholly owned subsidiaries of DCL with the exception of certain equity method investments. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly owned subsidiary of the Company. DHC is included in the other non-guarantor subsidiaries of the Company along with the operations of Scripps Networks.
On April 3, 2018, the Company completed a non-cash transaction in which $2.3 billion aggregate principal amount of Scripps Networks outstanding debt was exchanged for Discovery senior notes (See Note 6). The exchanged Scripps Networks senior notes are fully and unconditionally guaranteed by Scripps Networks and the Company. During the three months ended June 30, 2018, the Company completed a series of senior note guaranty transactions and as a result as of June 30, 2018, the Company and Scripps Networks fully and unconditionally guarantee all of Discovery's senior notes on an unsecured basis, except for the $243 million un-exchanged Scripps Networks Senior Notes. (See Note 6.) The condensed consolidated financial statements presented below have been recast to reflect the addition of Scripps Networks as a guarantor as of and for the three months ended March 31, 2018 and to reflect conforming classification changes made in conjunction with the adoption of ASU 2016-02. (See Note 1.)
Basis of Presentation
Solely for purposes of presenting the condensed consolidating financial statements, investments in the Company’s subsidiaries have been accounted for by their respective parent company using the equity method. Accordingly, in the following condensed consolidating financial statements the equity method has been applied to (i) the Company’s interests in DCH, Scripps Networks, and the other non-guarantor subsidiaries of the Company, including the non-guarantor subsidiaries of Scripps Networks, (ii) DCH’s interest in DCL, and (iii) DCL’s interests in the non-guarantor subsidiaries of DCL. Intercompany accounts and transactions have been eliminated to arrive at the consolidated financial statement amounts for the Company. The Company’s accounting bases in all subsidiaries, including goodwill and recognized intangible assets, have been “pushed down” to the applicable subsidiaries.
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
The condensed consolidating financial statements below should be read in conjunction with the consolidated financial statements of the Company.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$237	$—	$134	$291	$83	$—	$745
Receivables, net	—	—	—	434	1,321	870	—	2,625
Content rights, net	—	—	—	28	273	63	—	364
Prepaid expenses and other current assets	1	14	12	50	149	65	—	291
Inter-company trade receivables, net	—	—	—	272	—	—	(272)	—
Total current assets	1	251	12	918	2,034	1,081	(272)	4,025
Investment in and advances to subsidiaries	8,818	13,041	—	6,325	—	—	(28,184)	—
Noncurrent content rights, net	—	—	—	580	1,564	954	—	3,098
Goodwill, net	—	—	—	3,678	3,309	6,050	—	13,037
Intangible assets, net	—	—	—	242	1,230	7,894	—	9,366
Equity method investments, including note receivable	—	98	—	20	295	542	—	955
Other noncurrent assets, including property and equipment, net	—	39	18	610	822	493	(19)	1,963
Total assets	$8,819	$13,429	$30	$12,373	$9,254	$17,014	$(28,475)	$32,444
LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$109	$27	$—	$349	$1,141	$462	$—	$2,088
Inter-company trade payables, net	—	—	—	—	272	—	(272)	—
Current portion of debt	—	106	—	1,268	13	—	—	1,387
Total current liabilities	109	133	—	1,617	1,426	462	(272)	3,475
Noncurrent portion of debt	—	135	—	14,590	231	—	—	14,956
Negative carrying amount in subsidiaries, net	—	—	4,459	—	—	2,953	(7,412)	—
Other noncurrent liabilities	2	59	—	625	832	1,775	(20)	3,273
Total liabilities	111	327	4,459	16,832	2,489	5,190	(7,704)	21,704
Redeemable noncontrolling interests	—	—	—	—	440	—	—	440
Total Discovery, Inc. stockholders' equity	8,708	13,102	(4,429)	(4,459)	6,325	11,824	(22,363)	8,708
Noncontrolling interests	—	—	—	—	—	—	1,592	1,592
Total equity	8,708	13,102	(4,429)	(4,459)	6,325	11,824	(20,771)	10,300
Total liabilities and equity	$8,819	$13,429	$30	$12,373	$9,254	$17,014	$(28,475)	$32,444

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$315	$—	$61	$475	$135	$—	$986
Receivables, net	—	—	—	405	1,305	910	—	2,620
Content rights, net	—	—	—	1	250	62	—	313
Prepaid expenses and other current assets	21	18	22	49	134	68	—	312
Inter-company trade receivables, net	—	—	—	151	—	—	(151)	—
Total current assets	21	333	22	667	2,164	1,175	(151)	4,231
Investment in and advances to subsidiaries	8,367	13,248	—	6,290	—	—	(27,905)	—
Noncurrent content rights, net	—	—	—	607	1,501	961	—	3,069
Goodwill, net	—	—	—	3,678	3,298	6,030	—	13,006
Intangible assets, net	—	—	—	246	1,261	8,167	—	9,674
Equity method investments, including note receivable	—	94	—	23	291	527	—	935
Other noncurrent assets, including property and equipment, net	—	35	20	537	607	456	(20)	1,635
Total assets	$8,388	$13,710	$42	$12,048	$9,122	$17,316	$(28,076)	$32,550
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$106	$—	$1,701	$12	$—	$—	$1,819
Other current liabilities	—	30	—	402	1,266	480	—	2,178
Inter-company trade payables, net	—	—	—	—	151	—	(151)	—
Total current liabilities	—	136	—	2,103	1,429	480	(151)	3,997
Noncurrent portion of debt	—	134	—	14,606	234	—	—	14,974
Negative carrying amount in subsidiaries, net	—	—	5,183	—	—	3,427	(8,610)	—
Other noncurrent liabilities	2	56	—	522	754	1,748	(20)	3,062
Total liabilities	2	326	5,183	17,231	2,417	5,655	(8,781)	22,033
Redeemable noncontrolling interests	—	—	—	—	415	—	—	415
Total Discovery, Inc. stockholders’ equity	8,386	13,384	(5,141)	(5,183)	6,290	11,661	(21,011)	8,386
Noncontrolling interests	—	—	—	—	—	—	1,716	1,716
Total equity	8,386	13,384	(5,141)	(5,183)	6,290	11,661	(19,295)	10,102
Total liabilities and equity	$8,388	$13,710	$42	$12,048	$9,122	$17,316	$(28,076)	$32,550

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$507	$1,296	$911	$(7)	$2,707
Costs of revenues, excluding depreciation and amortization	—	—	—	101	588	245	(4)	930
Selling, general and administrative	5	—	—	69	425	129	(2)	626
Depreciation and amortization	—	—	—	12	80	280	—	372
Restructuring and other charges	—	—	—	—	5	—	—	5
Total costs and expenses	5	—	—	182	1,098	654	(6)	1,933
Operating (loss) income	(5)	—	—	325	198	257	(1)	774
Equity in earnings (loss) of subsidiaries	387	230	220	121	—	146	(1,104)	—
Interest expense, net	—	—	—	(175)	(1)	(6)	—	(182)
Loss on extinguishment of debt	—	—	—	(5)	—	—	—	(5)
Income (loss) from equity investees, net	—	—	—	1	(2)	12	—	11
Other income (expense), net	—	4	—	(6)	(20)	(5)	—	(27)
Income before income taxes	382	234	220	261	175	404	(1,105)	571
Income tax benefit (expense)	2	(1)	—	(41)	(49)	(64)	—	(153)
Net income	384	233	220	220	126	340	(1,105)	418
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Net income available to Discovery, Inc.	$384	$233	$220	$220	$126	$340	$(1,139)	$384

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$488	$1,549	$273	$(3)	$2,307
Costs of revenues, excluding depreciation and amortization	—	—	—	107	866	92	(5)	1,060
Selling, general and administrative	26	(1)	—	80	436	66	2	609
Depreciation and amortization	—	—	—	17	93	83	—	193
Restructuring and other charges	8	—	—	43	98	92	—	241
Total costs and expenses	34	(1)	—	247	1,493	333	(3)	2,103
Operating (loss) income	(34)	1	—	241	56	(60)	—	204
Equity in earnings (loss) of subsidiaries	17	(44)	71	9	—	91	(144)	—
Interest expense	—	(6)	—	(157)	(12)	(2)	—	(177)
(Loss) income from equity investees, net	—	—	—	—	(31)	9	—	(22)
Other income (expense), net	—	1	—	(24)	4	(3)	—	(22)
(Loss) income before income taxes	(17)	(48)	71	69	17	35	(144)	(17)
Income tax benefit (expense)	8	—	—	2	(2)	12	—	20
Net (loss) income	(9)	(48)	71	71	15	47	(144)	3
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Net (loss) income available to Discovery, Inc.	$(9)	$(48)	$71	$71	$15	$47	$(155)	$(8)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$384	$233	$220	$220	$126	$340	$(1,105)	$418
Other comprehensive (loss) income adjustments, net of tax:
Currency translation	(69)	(17)	(52)	(52)	(35)	(52)	208	(69)
Derivatives	(11)	—	(11)	(11)	(11)	(7)	40	(11)
Comprehensive income	304	216	157	157	80	281	(857)	338
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Comprehensive income attributable to Discovery, Inc.	$304	$216	$157	$157	$80	$281	$(891)	$304

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$(9)	$(48)	$71	$71	$15	$47	$(144)	$3
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	3	20	23	23	23	(25)	(64)	3
Derivatives	(5)	—	(5)	(5)	(5)	(3)	18	(5)
Comprehensive (loss) income	(11)	(28)	89	89	33	19	(190)	1
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Comprehensive income attributable to redeemable noncontrolling interests	(2)	—	(2)	(2)	(2)	(1)	3	(6)
Comprehensive (loss) income attributable to Discovery, Inc.	$(13)	$(28)	$87	$87	$31	$18	$(192)	$(10)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019 (in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$15	$—	$10	$(8)	$(22)	$547	$—	$542
Investing Activities
Business acquisitions, net of cash acquired	—	—	—	—	(22)	—	—	(22)
Investments in and advances to equity method investees	—	—	—	—	(34)	—	—	(34)
Payments for property and equipment	—	—	—	(3)	(33)	(8)	—	(44)
Proceeds from derivative instruments	—	—	—	—	5	—	—	5
Inter-company distributions, and other investing activities, net	—	—	—	20	—	1	(20)	1
Cash provided by (used in) investing activities	—	—	—	17	(84)	(7)	(20)	(94)
Financing Activities
Principal repayments of debt, including discount payment and premiums to par value	—	—	—	(453)	—	—	—	(453)
Principal repayments of finance lease obligations	—	—	—	(2)	(14)	(1)	—	(17)
Distributions to noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	(10)	(153)	—	(163)
Share-based plan (payments) proceeds, net	(15)	—	—	—	—	—	—	(15)
Repayments under program financing line of credit, net	—	—	—	—	(3)	—	—	(3)
Inter-company contributions (distributions) and other financing activities, net	—	(78)	(10)	519	(13)	(439)	20	(1)
Cash used in (provided by) financing activities	(15)	(78)	(10)	64	(40)	(593)	20	(652)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(38)	1	—	(37)
Net change in cash and cash equivalents	—	(78)	—	73	(184)	(52)	—	(241)
Cash and cash equivalents, beginning of period	—	315	—	61	475	135	—	986
Cash and cash equivalents, end of period	$—	$237	$—	$134	$291	$83	$—	$745

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018 (in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(54)	$(1)	$(8)	$17	$210	$(4)	$—	$160
Investing Activities
Business acquisitions, net of cash acquired	(8,714)	54	—	—	—	95	—	(8,565)
(Payments for) proceeds from investments	—	—	—	—	(28)	6	—	(22)
Purchases of property and equipment	—	—	—	(25)	(23)	—	—	(48)
Payments for derivative instruments, net	—	—	—	—	(42)	—	—	(42)
Other investing activities, net	—	6	—	—	2	(6)	—	2
Cash (used in) provided by investing activities	(8,714)	60	—	(25)	(91)	95	—	(8,675)
Financing Activities
Borrowings under term loan agreements	—	—	—	2,000	—	—	—	2,000
Principal repayments of capital lease obligations	—	—	—	(2)	(11)	—	—	(13)
Distributions to redeemable noncontrolling interests	—	—	—	—	(2)	—	—	(2)
Share-based plan proceeds, net	23	—	—	—	—	—	—	23
Borrowing under program financing line of credit	—	—	—	—	22	—	—	22
Other financing activities, net	8,745	—	8	(8,445)	(319)	—	—	(11)
Cash provided by (used in) financing activities	8,768	—	8	(6,447)	(310)	—	—	2,019
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(1)	—	—	(1)
Net change in cash and cash equivalents	—	59	—	(6,455)	(192)	91	—	(6,497)
Cash and cash equivalents, beginning of period	—	—	—	6,800	509	—	—	7,309
Cash and cash equivalents, end of period	$—	$59	$—	$345	$317	$91	$—	$812

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery, Inc.’s (“Discovery,” the “Company,” “we,” “us,” or “our”) businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in our 2018 Annual Report on Form 10-K.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated: changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, subscription video on demand (“SVOD”), internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue; continued consolidation of distribution customers and production studios; a failure to secure affiliate agreements or renewal of such agreements on less favorable terms; rapid technological changes; the inability of advertisers or affiliates to remit payment to us in a timely manner or at all; general economic and business conditions; industry trends, including the timing of, and spending on, feature film, television and television commercial production; spending on domestic and foreign television advertising; disagreements with our distributors or other business partners over contract interpretation; fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets, from events including Brexit; market demand for foreign first-run and existing content libraries; the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; uncertainties inherent in the development of new business lines and business strategies; uncertainties regarding the financial performance of our equity method investees; our ability to complete, integrate and obtain the anticipated benefits and synergies from our proposed business combinations and acquisitions, including our acquisition of Scripps Networks Interactive, Inc. ("Scripps Networks"), on a timely basis or at all; uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms, and deployment of capital; the ability of suppliers and vendors to deliver products, equipment, software, and services; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost-reduction initiative; the outcome of any pending or threatened litigation; availability of qualified personnel; the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings; changes in income taxes due to regulatory changes or changes in our corporate structure; changes in the nature of key strategic relationships with partners, distributors and equity method investee partners; competitor responses to our products and services and the products and services of the entities in which we have interests; threatened terrorist attacks and military action; our significant level of debt; reduced access to capital markets or significant increases in costs to borrow; and a reduction of advertising revenue associated with unexpected reductions in the number of subscribers. These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. For additional risk factors, refer to Item 1A, “Risk Factors,” in our 2018 Annual Report on Form 10-K. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated GO applications, digital distribution arrangements and content licensing arrangements. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to approximately 4 billion cumulative subscribers and viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in nearly 50 languages. Our global portfolio of networks includes prominent nonfiction television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery, Science Channel, and MotorTrend (previously known as Velocity domestically and currently known as Turbo internationally). As a result of the acquisition of Scripps Networks, we also added a portfolio of networks that include Food Network, HGTV, Travel Channel, and TVN, a Polish media company. Our portfolio also includes Eurosport, a leading sports entertainment provider and broadcaster of the Olympic Games (the "Olympics") across Europe, as well as Discovery Kids, a leading children's entertainment brand in Latin America. We participate in joint ventures including Group Nine Media ("Group Nine"), a digital media holding company home to top digital brands including NowThis News, the Dodo, Thrillist, and Seeker. We operate production studios, and prior to the sale of our Education Business on April 30, 2018, we sold curriculum-based education products and services (See Note 2 to the accompanying consolidated financial statements) .
Our objectives are to invest in high quality content for our networks and brands to build viewership, optimize distribution revenue, capture advertising sales and create or reposition branded channels and businesses to sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we have extended content distribution across new platforms, including brand-aligned websites, on-line streaming, mobile devices, video on demand ("VOD") and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home ("DTH") satellite operators, telecommunication service providers, and other content distributors who deliver our content to their customers.
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
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting primarily of international television networks and digital content services. In addition, Other consists principally of a production studio, and prior to the sale of the Education Business on April 30, 2018, also included curriculum-based product and service offerings. Our segment presentation aligns with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments.
Scripps Networks
On March 6, 2018, Discovery acquired Scripps Networks. Scripps Networks was a global media company with lifestyle-oriented content, such as home, food, and travel-related programming. The Scripps Networks portfolio of networks included HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel, Great American Country and TVN S.A.’s (“TVN”) portfolio of networks outside the United States. Additionally, outside the United States, Scripps Networks participated in UKTV, a joint venture with BBC Worldwide Limited (the “BBC”). The consideration for the acquisition of Scripps Networks consisted of: (i) for Scripps Networks shareholders that did not make an election or elected to receive the mixed consideration, $65.82 in cash and 1.0584 shares of Discovery Series C common stock for each Scripps Networks share, (ii) for Scripps Networks shareholders that elected to receive the cash consideration, $90.00 in cash for each Scripps Networks share, and (iii) for Scripps Networks shareholders that elected to receive the stock consideration, 3.9392 shares of Discovery Series C common stock for each Scripps Networks share.
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

U.S. Networks
U.S. Networks generated revenues of $1.8 billion and Adjusted OIBDA of $1.1 billion during the three months ended March 31, 2019, which represented 65% and 92% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment principally consists of 17 national television networks which we own and operate, including fully distributed television networks such as Discovery Channel, TLC, and Animal Planet.
On March 6, 2018, we completed the acquisition of Scripps Networks and added HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country to our U.S. Networks segment.
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which includes cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from distributors for licensed content and content to networks in which we hold ownership interests, referred to as other distribution revenue; fees from advertising sold on our television networks and digital products, which include our GO suite of television everywhere ("TVE") applications and our virtual reality product, Discovery VR; fees from providing sales representation and network distribution services; and revenue from licensing our brands for consumer products. During the three months ended March 31, 2019, advertising, distribution, and other revenues were $1.0 billion, $697 million, and $33 million, respectively, of total net revenues for this segment.
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. We provide authenticated U.S. TV Everywhere streaming products that are available to pay TV subscribers and connected viewers through GO applications with live and on-demand access to award-winning shows and series from 17 U.S. networks in our portfolio: Discovery Channel, HGTV, Food Network, TLC, ID, Animal Planet, Travel Channel, MotorTrend (previously known as Velocity), Science Channel, DIY Network, Cooking Channel, Discovery Family Channel, American Heroes Channel ("AHC"), Destination America, Discovery Life, Great American Country, and the Oprah Winfrey Network ("OWN"). We also provide certain networks to consumers as part of subscription-based over-the-top services provided by DirectTV Now, AT&T Watch, Hulu, SlingTV, fuboTV, Sony Vue, Philo and YouTube.
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
International Networks
International Networks generated revenues of $952 million and Adjusted OIBDA of $219 million during the three months ended March 31, 2019, which represented 35% and 19% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks and brands that are delivered across multiple distribution platforms.

This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Food Network, HGTV, Animal Planet, TLC, ID, Science Channel and MotorTrend (previously known as Velocity and known as Turbo outside of the U.S.), along with brands exclusive to International Networks, including Eurosport, Discovery Kids, DMAX, Discovery Home & Health, and TVN. TVN was acquired in March 2018, as part of the acquisition of Scripps Networks. As of March 31, 2019, International Networks operated over 400 unique distribution feeds in over 50 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA networks in Europe and the Middle East and broadcast networks in Poland, Denmark, Norway and Sweden, and continues to pursue further international expansion. FTA and broadcast networks generate a significant portion of International Networks' revenue. The penetration and growth rates of television services vary across countries and territories depending on numerous factors including the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks has a large international distribution platform for its 75 networks, with as many as 14 networks distributed in any particular country or territory across the more than 220 countries and territories around the world. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
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
The other significant source of revenue for International Networks relates to advertising sold on our television networks and across distribution platforms, similar to U.S. Networks. Advertising revenue is dependent upon a number of factors, including the development of pay and FTA television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming and our ability to sell commercial time over a portfolio of channels on multiple platforms. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets.
During the three months ended March 31, 2019, advertising, distribution, and other revenues were 41%, 55%, and 3%, respectively, of total net revenues for this segment. While the Company has traditionally operated cable networks, in recent years an increasing portion of the Company's international advertising revenue is generated by FTA or broadcast networks, unlike U.S. Networks. For the three months ended March 31, 2019, FTA or broadcast networks generated 62% of International Networks' advertising revenue and FTA or broadcast networks generated 38% of International Networks' advertising revenue.
International Networks’ largest cost is content expense for localized programming disseminated via more than 400 unique distribution feeds. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third parties. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenue, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to five years. Content acquired from U.S. Networks and content developed locally airing on the same network is amortized similarly, as amortization rates vary by network. More than half of International Networks' content is amortized using an accelerated amortization method, while the remainder is amortized on a straight-line basis. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each component of the arrangement.
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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” E.U. law provides for a departing member state to have a two-year notice period to negotiate a term of exit, which the U.K. triggered on March 27, 2017. On November 22, 2018, a draft withdrawal agreement was published detailing the framework of the future relationship between the U.K. and the E.U. This agreement has not yet been ratified by the U.K. and European Parliaments and negotiations continue. While the deadline for the U.K.'s departure from the E.U. has been extended to October 31, 2019, there remains uncertainty as to whether an agreement would be reached prior to such date, whether the U.K. will depart without such an agreement in place, or the deadline will be further extended. Brexit may have an adverse impact on advertising, subscribers, distributors and employees, as described in Item 1A, "Risk Factors," in our 2018 Annual Report on 10-K. We continue to monitor the situation for potential effects to our distribution and licensing agreements, unusual foreign currency exchange rate fluctuations, and changes to the legal and regulatory landscape.
Other
Other generated revenues of $3 million during the three months ended March 31, 2019, which represented less than 1% of our total consolidated revenues. This business line previously included our Education Business, which was comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hard copy curriculum-based content. On April 30, 2018, we sold an 88% controlling equity stake in our Education Business to Francisco Partners for a sale price of $113 million, which resulted in a gain of $84 million upon disposition. We retained a 12% ownership interest in the Education Business, which is accounted for as an equity method investment. Other is now comprised of a production studio that develops content for our networks and other television service providers throughout the world. Our wholly-owned production studio provides services to our U.S. Networks and International Networks segments at cost. The revenues and offsetting expenses associated with these inter-segment production services have been eliminated from the results of operations for Other.

RESULTS OF OPERATIONS
The discussion below compares our actual results for the three months ended March 31, 2019 to the three months ended March 31, 2018 as well as actual results for the three months ended March 31, 2019 to pro forma combined results for the three months ended March 31, 2018, as if the acquisition of Scripps Networks occurred on January 1, 2017. Management believes reviewing our actual operating results in addition to combined pro forma results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our combined U.S. Networks, International Networks and Corporate and Inter-Segment Eliminations pro forma information is based on the historical operating results of the respective businesses as applicable to each segment and includes adjustments directly attributable to the prior year acquisition of Scripps Networks as if they had occurred on January 1, 2017, such as:

1.	The impact of the purchase price allocation to the fair value of assets, liabilities, and noncontrolling interests, such as intangible amortization;

2.
Adjustments to remove items associated with the acquisition of Scripps Networks that will not have a continuing impact on the combined entity, such as transaction costs and the impact of employee retention agreements; and

3.	Changes to align accounting policies.
Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what our results would have been had we operated Scripps Networks since January 1, 2017 and should not be taken as indicative of the Company's future consolidated results of operations.
Actual amounts for the three months ended March 31, 2019 include the results of operations for Discovery and Scripps Networks for the entire quarterly period. Scripps Networks was acquired on March 6, 2018.

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2019		2018
	Actual		Actual	Pro Forma Adjustments (a)	Pro Forma Combined (a)	Actual Change		Pro Forma Combined Change
						$	%	$	%
Revenues:
Advertising	$1,415		$1,012	$425	$1,437	$403	40%	$(22)	(2)%
Distribution	1,224		1,051	177	1,228	173	16%	(4)	—%
Other	68		244	21	265	(176)	(72)%	(197)	(74)%
Total revenues	2,707		2,307	623	2,930	400	17%	(223)	(8)%
Costs of revenues, excluding depreciation and amortization	930		1,060	200	1,260	(130)	(12)%	(330)	(26)%
Selling, general and administrative	626		609	132	741	17	3%	(115)	(16)%
Depreciation and amortization	372		193	134	327	179	93%	45	14%
Restructuring and other charges	5		241	10	251	(236)	(98)%	(246)	(98)%
Total costs and expenses	1,933		2,103	476	2,579	(170)	(8)%	(646)	(25)%
Operating income	774	—	204	147	351	570	NM	423	NM
Interest expense, net	(182)		(177)			(5)	3%
Loss on extinguishment of debt	(5)		—			(5)	NM
Income (loss) from equity investees, net	11		(22)			33	NM
Other expense, net	(27)		(22)			(5)	23%
Income (loss) before income taxes	571		(17)			588	NM
Income tax (expense) benefit	(153)		20			(173)	NM
Net income	418		3			415	NM
Net income attributable to noncontrolling interests	(29)		(5)			(24)	NM
Net income attributable to redeemable noncontrolling interests	(5)		(6)			1	(17)%
Net income (loss) available to Discovery, Inc.	$384		$(8)			$392	NM
NM - Not meaningful
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
Revenues
Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, market demand, the mix in sales of commercial time between the upfront and scatter markets, and economic conditions. These factors impact the pricing and volume of our advertising inventory. Advertising revenue increased 40% for the three months ended March 31, 2019. Excluding the impact of foreign currency fluctuations, advertising revenue increased 44% for the three months ended March 31, 2019. The increases were primarily due to the prior year acquisition of Scripps Networks. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, advertising revenue increased 1% for the three months ended March 31, 2019, as a result of an increase of 4% at U.S. Networks, partially offset by a 6% decrease at International Networks.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from SVOD content licensing and other emerging forms of digital distribution. Distribution revenue increased 16% for the three months ended March 31, 2019. Excluding the impact of foreign currency fluctuations, distribution revenue increased 20%. These increases were primarily due to the prior year acquisition of Scripps Networks. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, distribution revenue increased 3%, driven by increases of 4% at U.S. Networks and 1% at International Networks.

Other revenue decreased 72% for the three months ended March 31, 2019. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, other revenue decreased 73%, as a result of decreases of 81% at International Networks and 91% at Other.
Revenue for our segments is discussed separately below under the heading “Segment Results of Operations.”
Costs of Revenues
Costs of revenues decreased 12% for the three months ended March 31, 2019. The Company's principal component of costs of revenues is content expense. Content expense includes television series, television specials, films, sporting events and digital products. The costs of producing a content asset and bringing that asset to market consist of film costs, participation costs, exploitation costs and production costs. Content rights expense excluding the impact of foreign currency fluctuations was $699 million and $743 million for three months ended March 31, 2019 and 2018, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, costs of revenues decreased 24%. These decreases were due to decreases of 31% at International Networks and 11% at U.S. Networks, and on an as reported basis, partially offset by the prior year acquisition of Scripps Networks. Pro forma combined content expense, excluding the impacts of foreign currency, was $883 million for the three months ended March 31, 2018.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Selling, general and administrative expenses increased 3% for the three months ended March 31, 2019 due to the prior year acquisition of Scripps Networks, partially offset by the favorable resolution of a withholding tax claim related to the acquisition of Scripps Networks that was settled subsequent to the measurement period. (See Note 18 to the accompanying consolidated financial statements.) On a pro forma combined basis, excluding the impact of foreign currency fluctuations, selling, general and administrative expenses decreased 12%, driven by decreases of 13% at U.S. Networks and 3% at International Networks.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased 93% for the three months ended March 31, 2019, primarily due to the impact of the acquisition of Scripps Networks.
Restructuring and Other Charges
Restructuring and other charges decreased 98% for the three months ended March 31, 2019, primarily as a result of the impact of involuntary severance actions associated with the integration of Scripps Networks, content impairments associated with changes in programming strategies, costs associated with the termination of long-term programming arrangements, and lease exit costs during the three months ended March 31, 2018. (See Note 19 to the accompanying consolidated financial statements.)
Interest Expense
Interest expense was largely consistent with that of the prior period. (See Note 6 to the accompanying consolidated financial statements.)
Income (loss) from equity investees, net
We reported income from our equity method investees of $11 million for the three months ended March 31, 2019 as compared to a loss of $22 million for the three months ended March 31, 2018. The improvement was primarily due to income from investments in limited liability companies that sponsor renewable energy projects related to solar energy, and to a lesser extent inclusion of equity earnings from investments acquired in connection with the acquisition of Scripps Networks. (See Note 3 to the accompanying consolidated financial statements.)

Other Expense, net
The table below presents the details of other expense, net (in millions).

	Three Months Ended March 31,
	2019	2018
Foreign currency losses, net	$(9)	$(4)
(Loss) gain on derivative instruments, net	(34)	5
Change in the value of common stock investments with readily determinable fair value	—	(38)
Interest income	—	15
Other expense, net	8	—
Remeasurement gain on previously held equity interest	8
Total other expense, net	$(27)	$(22)
Total other expense, net increased $5 million for the three months ended March 31, 2019. We recorded losses of $34 million on derivative instruments for the three months ended March 31, 2019 compared to gains of $5 million for the three months ended March 31, 2018, primarily due to losses on foreign exchange derivatives entered into during the three months ended March 31, 2019. For the three months ended March 31, 2019 we recorded no gains or losses on equity investments with readily determinable fair values compared to losses of $38 million for the three months ended March 31, 2018.

Income Tax Expense
The following tables reconcile the U.S. federal statutory income tax rate to our effective income tax rate.

	Three Months Ended March 31,
	2019		2018
U.S. federal statutory income tax provision	$(120)	21%	$4	21%
State and local income taxes, net of federal tax benefit	(20)	4%	7	44%
Effect of foreign operations	(11)	2%	(4)	(21)%
Change in uncertain tax positions	(6)	1%	—	(2)%
Renewable energy investments tax credits (See Note 3)	—	—%	—	(1)%
Noncontrolling interest adjustment	12	(2)%	—	(1)%
U.S. legislative changes	—	—%	19	109%
Other, net	(8)	1%	(6)	(31)%
Income tax (expense) benefit	$(153)	27%	$20	118%

The increase in income tax expense for the three months ended March 31, 2019 was primarily attributable to an increase in income. Additionally, the income tax expense for the three months ended March 31, 2018 included a discrete tax benefit from U.S. legislative changes that extended the accelerated deduction of qualified film productions and a reduction in reserves for uncertain tax positions following the favorable resolution of multi-year state tax positions. Both favorable items did not recur in 2019. The effective tax rate was 27% for the three months ended March 31, 2019. The effective income tax rate was 118% for the three months ended March 31, 2018.
We intend to carry out numerous internal transactions during the year that are intended to integrate assets acquired from the Scripps Networks business with the Discovery business; streamline and simplify our corporate entity structures; simplify our internal financing structures; respond to the expected exit of the United Kingdom from the European Union; make our managerial structures and processes more efficient and nimble; and reduce costs associated with the maintenance of legal entities. These transactions will include mergers, liquidations, and intercompany sales among members of the consolidated Discovery group. Some of these transactions will result in changes in certain of our deferred tax items, which are based on differences between the book versus tax bases of the assets and liabilities and on certain tax attributes, such as net operating loss carryovers. The items involved in these restructurings primarily relate to a variety of jurisdictions in our International Networks segment. Recent changes in accounting for intercompany transactions will also impact our effective tax rate. For example, following our adoption of Accounting Standards Update No. 2016-16, effective January 1, 2018, the income tax effects of intercompany transfers will be recognized in the period in which the transfer occurs, rather than amortized over time, which will increase the impact of such transfers on our effective tax rate in the periods in which the transfers occur. Moreover, U.S. tax reform will have a continued effect as the U.S. Treasury Department issues final regulations clarifying application of the new law; several tax controversies may come to resolution; and we expect to realize state tax incentives related to job creation and investments. The net effect of the various changes in our deferred tax balances and related valuation allowances will be the recognition of a non-cash deferred income tax benefit of approximately $450 to $500 million, primarily during the three months ended June 30, 2019.

Segment Results of Operations
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks, and (viii) other items impacting comparability, such as the non-cash settlement of a withholding tax claim. (See note 18 to the accompanying consolidated financial statements.) We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps Networks acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. We also exclude the depreciation of fixed assets and amortization of intangible assets as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Additional financial information for our reportable segments is set forth in Note 19 to the accompanying consolidated financial statements.
Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with US GAAP.
Effective January 1, 2019, our definition of Adjusted OIBDA was modified to exclude all share-based compensation, whereas only mark-to-market share-based compensation was previously excluded. Over time, the Company has moved to a higher percentage of equity classified awards (in lieu of liability classified awards, which require mark-to-market accounting) under its stock incentive plans and expects to continue this practice in future periods. Since most equity classified awards are non-cash expenses not entirely under management control, we have elected to exclude all share-based compensation from Adjusted OIBDA beginning in 2019. The revised definition of Adjusted OIBDA will be used by our chief operating decision maker in evaluating segment performance in 2019. Accordingly, prior period amounts have been recast to reflect the current definition.

The table below presents our reconciliation of consolidated net income available to Discovery, Inc. to total Adjusted OIBDA and Adjusted OIBDA by segment (in millions).

	Three Months Ended March 31,
	2019	2018	% Change
Net income (loss) available to Discovery, Inc.	$384	$(8)	NM
Net income attributable to redeemable noncontrolling interests	5	6	(17)%
Net income attributable to noncontrolling interests	29	5	NM
Income tax expense (benefit)	153	(20)	NM
Other expense, net	27	22	23%
(Income) loss from equity investees, net	(11)	22	NM
Loss on extinguishment of debt	5	—	NM
Interest expense	182	177	3%
Operating income	774	204	NM
Restructuring and other charges	5	241	(98)%
Depreciation and amortization	372	193	93%
Share-based compensation	30	15	NM
Scripps Networks transaction and integration costs	7	56	(88)%
Settlement of a withholding tax claim	(29)	—	NM
Total Adjusted OIBDA	$1,159	$709	63%

Adjusted OIBDA
U.S. Networks	$1,061	$652	63%
International Networks	219	137	60%
Other	1	3	(67)%
Corporate and inter-segment eliminations	(122)	(83)	(47)%
Total Adjusted OIBDA	$1,159	$709	63%

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended March 31,
	2019	2018	% Change
Revenues:
U.S. Networks	$1,752	$1,174	49%
International Networks	952	1,098	(13)%
Other	3	35	(91)%
Total revenues	2,707	2,307	17%
Costs of revenues, excluding depreciation and amortization	930	1,060	(12)%
Selling, general and administrative (a)	618	538	15%
Adjusted OIBDA	$1,159	$709	63%
(a) Selling, general and administrative expenses exclude share-based compensation, third-party transaction costs directly related to the acquisition of Scripps Networks and integration costs, and for 2019, exclude the settlement of a withholding tax claim.
U.S. Networks
The tables below present, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2019	2018
	Actual	Actual	Pro Forma Adjustments (b)	Pro Forma Combined (b)	Actual Change		Pro Forma Combined Change
Revenues:					$	%	$	%
Advertising	$1,022	627	$356	$983	$395	63%	$39	4%
Distribution	697	514	156	670	183	36%	27	4%
Other	33	33	7	40	—	—%	(7)	(18)%
Total revenues	1,752	1,174	519	1,693	578	49%	59	3%
Costs of revenues, excluding depreciation and amortization	422	321	153	474	101	31%	(52)	(11)%
Selling, general and administrative (a)	269	201	108	309	68	34%	(40)	(13)%
Total Adjusted OIBDA	1,061	652	258	910	409	63%	151	17%
Share-based compensation	—	—	2	2	—	NM	(2)	NM
Depreciation and amortization	273	100	114	214	173	NM	59	28%
Restructuring and other charges	4	34	6	40	(30)	(88)%	(36)	(90)%
Inter-segment eliminations	(3)	3	(4)	(1)	(6)	NM	(2)	NM
Operating income	$787	$515	$140	$655	$272	53%	$132	20%

(a) Selling, general and administrative expenses exclude share-based compensation and third-party transaction and integration costs directly related to the acquisition of Scripps Networks.
(b) Certain updates were made to previously disclosed pro forma adjustments as a result of further information identified after May 10, 2018, the date our March 31, 2018 quarterly report on Form 10-Q was filed. These changes impact the costs of revenue, depreciation and amortization, and restructuring and other charges line items. The pro forma adjustments disclosed above are inclusive of these updates and therefore may not reconcile to previously disclosed amounts.

Revenues
Advertising revenue for the three months ended March 31, 2019 increased 63% primarily due to the prior year acquisition of Scripps Networks. On a pro forma combined basis, advertising revenue increased 4% for the three months ended March 31, 2019. The increase is primarily driven by an increase in pricing and continued monetization of digital content offerings, partially offset by the impact of audience declines on our linear networks, in part driven by subscriber universe declines.
Distribution revenue increased 36% for the three months ended March 31, 2019 primarily due to the prior year acquisition of Scripps Networks. On a pro forma combined basis, distribution revenue increased 4% for the three months ended March 31, 2019, primarily reflecting increases in contractual affiliate rates and additional carriage that were partially offset by a decline in subscribers and the timing of content deliveries under SVOD arrangements in the prior year quarter. On a pro forma combined basis, total portfolio subscribers at March 31, 2019 were 4% lower than March 31, 2018, while subscribers to our fully distributed networks were 1% lower.
Other revenues, as reported and on a pro forma combined basis, for the three months ended March 31, 2019, were largely consistent with that of the prior year period.
Costs of Revenues
Costs of revenues increased 31% for the three months ended March 31, 2019 primarily due to the prior year acquisition of Scripps Networks. Content expense was $365 million and $275 million for the three months ended March 31, 2019 and 2018, respectively. On a pro forma combined basis, costs of revenues decreased 11% for the three months ended March 31, 2019, primarily due to content synergies following the acquisition of Scripps Networks. Pro forma combined content expense was $404 million for the three months ended March 31, 2018.
Selling, General and Administrative
Selling, general and administrative expenses increased 34% for the three months ended March 31, 2019 primarily due to the prior year acquisition of Scripps Networks. On a pro forma combined basis, selling, general and administrative expenses decreased 13% for the three months ended March 31, 2019, primarily as a result of reductions in personnel costs due to restructuring and the integration of Scripps Networks.
Adjusted OIBDA
Adjusted OIBDA increased 63% for the three months ended March 31, 2019. On a pro forma combined basis, adjusted OIBDA increased 17% for the three months ended March 31, 2019, primarily due to the factors described above.

International Networks
The following tables present, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2019	2018			Actual Change		Pro Forma Combined Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenues:
Advertising	$393	$385	$69	$454	$8	2%	$(61)	(13)%
Distribution	527	537	21	558	(10)	(2)%	(31)	(6)%
Other	32	176	14	190	(144)	(82)%	(158)	(83)%
Total revenues	952	1,098	104	1,202	(146)	(13)%	(250)	(21)%
Costs of revenues, excluding depreciation and amortization	507	727	47	774	(220)	(30)%	(267)	(34)%
Selling, general and administrative	226	234	27	261	(8)	(3)%	(35)	(13)%
Total Adjusted OIBDA	219	137	30	167	82	60%	52	31%
Depreciation and amortization	82	67	19	86	15	22%	(4)	(5)%
Restructuring and other charges	4	100	2	102	(96)	(96)%	(98)	(96)%
Inter-segment eliminations	3	1	3	4	2	NM	(1)	(25)%
Settlement of a withholding tax claim	(29)	—	—	—	(29)	NM	(29)	NM
Operating income	$159	$(31)	$6	$(25)	$190	NM	$184	NM
Revenues
Advertising revenue increased 2% for the three months ended March 31, 2019. Excluding the impact of foreign currency fluctuations, advertising revenue increased 10% for the three months ended March 31, 2019. The previously mentioned increases were primarily driven by the prior year acquisition of Scripps Networks, partially offset by the impact of the Olympics in 2018. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, advertising revenue decreased 6% for the three months ended March 31, 2019, primarily due to the impact of the Olympics in 2018, partially offset by continued monetization of our digital distribution offerings and higher pricing in Europe.
Distribution revenue decreased 2% for the three months ended March 31, 2019. Excluding the impact of foreign currency fluctuations, distribution revenue increased 5% for the three months ended March 31, 2019, primarily driven by the prior year acquisition of Scripps Networks. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, distribution revenue increased 1% for the three months ended March 31, 2019. The increase was driven by increases in pricing across Latin America and Europe, and growth in subscribers to our linear networks and digital subscription services in Europe.
Other revenue decreased 82% for the three months ended March 31, 2019. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, other revenue decreased by 81% for the three months ended March 31, 2019. The decreases were primarily due to the impact of sublicensing of Olympics sports rights in 2018.
Costs of Revenues
Costs of revenues decreased 30% for the three months ended March 31, 2019. Content rights expense, excluding the impact of foreign currency fluctuations, was $334 million and $466 million for the three months ended March 31, 2019 and 2018, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, costs of revenues decreased 31% for the three months ended March 31, 2019. The decreases were primarily attributable to the impact of costs related to the Olympics in 2018, and on an as reported basis, partially offset by the acquisition of Scripps Networks. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, content expense was $477 million for the three months ended March 31, 2018.

Selling, General and Administrative
Selling, general and administrative expenses decreased 3% for the three months ended March 31, 2019. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, selling, general and administrative expenses decreased 3% for the three months ended March 31, 2019. The decreases were primarily attributable to the impact of marketing related expenses for the Olympics and certain channel launches in Asia in 2018.
Adjusted OIBDA
Adjusted OIBDA increased 60% for the three months ended March 31, 2019, primarily due to the acquisition of Scripps Networks. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, adjusted OIBDA increased 46% for the three months ended March 31, 2019, primarily due to the factors described above.
Other
The following tables present, for Other, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2019	2018	% Change
Revenues:	$3	$35	(91)%
Costs of revenues, excluding depreciation and amortization	—	11	(100)%
Selling, general and administrative	2	21	(90)%
Adjusted OIBDA	1	3	(67)%
Depreciation and amortization	—	2	(100)%
Inter-segment eliminations	(2)	(4)	(50)%
Operating income	$3	$5	(40)%
Subsequent to the sale of an 88% stake in the Education Business resulting in deconsolidation on April 30, 2018, Other only includes activities associated with inter-company sales of productions for our U.S Networks segment. Adjusted OIBDA decreased $2 million for the three months ended March 31, 2019, due to the sale of the Education Business.
Corporate and Inter-segment Eliminations
The following tables present our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended March 31,
	2019	2018			Actual Change		Pro Forma Combined Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Costs of revenues, excluding depreciation and amortization	1	1	—	1	—	—%	—	—%
Selling, general and administrative	121	82	20	102	39	48%	19	19%
Adjusted OIBDA	(122)	(83)	(20)	(103)	(39)	(47)%	(19)	(18)%
Share-based compensation	30	15	4	19	15	NM	11	58%
Depreciation and amortization	17	24	1	25	(7)	(29)%	(8)	(32)%
Restructuring and other charges	(3)	107	2	109	(110)	NM	(112)	NM
Scripps Networks transaction and integration costs	7	56	(28)	28	(49)	(88)%	(21)	(75)%
Inter-segment eliminations	2	—	—	—	2	NM	2	NM
Operating loss	$(175)	$(285)	$1	$(284)	$110	39%	$109	38%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation, and transaction and integration costs related to the acquisition of Scripps Networks.

Adjusted OIBDA decreased 47% for the three months ended March 31, 2019. Compared to pro forma combined results for the three months ended March 31, 2018, Adjusted OIBDA decreased 18%, primarily due to higher professional services fees and higher technology costs.
Foreign Exchange Impacting Comparability
The impact of exchange rates on our business is an important factor in understanding period-to-period comparisons of our results. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. We believe the presentation of results on a constant currency basis ("ex-FX"), in addition to results reported in accordance with GAAP provides useful information about our operating performance because the presentation ex-FX excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of results on a constant currency basis should be considered in addition to, but not a substitute for, measures of financial performance reported in accordance with GAAP.
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, which is a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2019 Baseline Rate”), and the prior year amounts translated at the same 2019 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies. Selling, general and administrative expense, as presented below, excludes share-based compensation and Scripps Networks transaction and integration costs due to their impact on comparability between periods.
The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2019	2018	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$1,415	$1,012	40%	44%
Distribution	1,224	1,051	16%	20%
Other	68	244	(72)%	(71)%
Total revenues	2,707	2,307	17%	21%
Costs of revenues, excluding depreciation and amortization	930	1,060	(12)%	(9)%
Selling, general and administrative	618	538	15%	18%
Adjusted OIBDA	$1,159	$709	63%	67%

The impact of foreign currency on the comparability of our financial results for International Networks for the three months ended March 31, 2019 is as follows (dollar amounts in millions).

	Three Months Ended March 31,
	2019	2018	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$393	$385	2%	10%
Distribution	527	537	(2)%	5%
Other	32	176	(82)%	(80)%
Total revenues	952	1,098	(13)%	(7)%
Costs of revenues, excluding depreciation and amortization	507	727	(30)%	(26)%
Selling, general and administrative	226	234	(3)%	4%
Adjusted OIBDA	$219	$137	60%	79%

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the three months ended March 31, 2019, we funded our working capital needs primarily through cash flows from operations. As of March 31, 2019, we had $745 million of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice. Access to sufficient capital from the public market is not assured.

•	Debt
Senior Notes
In connection with the acquisition of Scripps Networks on March 6, 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes").
On April 3, 2018, pursuant to the Offering Memorandum and Consent Solicitation Statement to Exchange dated March 5, 2018, Discovery Communications, LLC ("DCL"), our wholly-owned subsidiary, completed the exchange of $2.3 billion aggregate principal amount of Scripps Networks Senior Notes, for $2.3 billion aggregate principal amount of DCL's 2.750% senior notes due 2019 (the "2019 Notes"), 2.800% senior notes due 2020 (the "2020 Notes"), 3.500% senior notes due 2022 (the "2022 Notes"), 3.900% senior notes due 2024 (the "2024 Notes") and 3.950% senior notes due 2025 (the "2025 Notes"). Interest on the 2019 Notes and the 2024 Notes is payable semi-annually in arrears on May 15 and November 15 of each year. Interest on the 2020 Notes, the 2022 Notes and the 2025 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The exchange was accounted for as a debt modification and, as a result, third-party issuance costs were expensed as incurred. In connection with this exchange transaction, Scripps Networks Interactive, Inc., which had become our wholly-owned subsidiary of the Company through acquisition, fully and unconditionally guaranteed the DCL senior notes.
Revolving Credit Facility
We have access to a $2.5 billion revolving credit facility, as amended on August 11, 2017. (See Note 6 to the accompanying consolidated financial statements.) Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of March 31, 2019, we had outstanding borrowings under the revolving credit facility of $225 million at a weighted average interest rate of 3.79%. The revolving credit facility agreement provides for a maturity date of August 11, 2022 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement, as amended on August 11, 2017, continues to require DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and requires a consolidated leverage ratio of financial covenant of 5.50 to 1.00, with step-downs to 5.00 to 1.00 in the first year after the closing of the acquisition of Scripps Networks and 4.50 to 1.00 in the second year after the closing. As of March 31, 2019, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
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

Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1 billion. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit rating assigned to the notes at the time of issuance. As of March 31, 2019, we had no commercial paper borrowings outstanding. Borrowings under the commercial paper program reduce the borrowing capacity under the revolving credit facility arrangement referenced above.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Investments and Business Combinations
Scripps Networks Acquisition
On March 6, 2018, Discovery completed the acquisition of Scripps Networks (the "acquisition of Scripps Networks"). The Company elected to exercise in full the cash top-up option. The acquisition of Scripps Networks consideration consisted of (i) for Scripps Networks shareholders who did not make an election or elected the mixed consideration, $65.82 in cash and 1.0584 shares of Discovery Series C common stock for each Scripps Networks share, (ii) for Scripps Networks shareholders that elected the cash consideration, $90.00 in cash for each Scripps Networks share and (iii) for Scripps Networks shareholders that elected the stock consideration, 3.9392 shares of Discovery Series C common stock for each Scripps Networks share, subject to the terms and conditions set forth in the Agreement and Plan of Merger by and among Discovery, Scripps Networks, and Skylight Merger Sub, Inc., dated July 30, 2017.
The consideration for the acquisition of Scripps Networks totaled $12 billion, including cash of $9 billion and stock of $3 billion based on share prices as of March 6, 2018.
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
Other Investments
Our uses of cash have included investment in equity method investments and equity investments without readily determinable fair value. (See Note 3 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. During the three months ended March 31, 2019, the Company contributed $34 million for investments in and advances to our investees.
Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $440 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. (See Note 9 to the accompanying consolidated financial statements.) Distributions to redeemable noncontrolling interests and noncontrolling interests totaled $163 million and $2 million for the three months ended March 31, 2019 and 2018.

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Contractual commitments to acquire content have not materially changed as set forth in "Commitments and Off-Balance Sheet Arrangements" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K.

•	Common Stock Repurchases
There were no common stock repurchases during the three months ended March 31, 2019, as our authorization under our prior stock repurchase program expired on October 8, 2017. Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In April 2019, our Board of Directors authorized additional stock repurchases of up to $1 billion. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 10 to the accompanying consolidated financial statements.)

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the three months ended March 31, 2019, we made cash payments of $34 million and $197 million for income taxes and interest on our outstanding debt, respectively.

•	Debt
We have $1.4 billion of outstanding senior notes coming due in 2019. On March 21, 2019, we redeemed $411 million aggregate principal amount of our outstanding 5.625% senior notes that had an original maturity of August 15, 2019. The repayment included $5 million for premium over par on the 5.625% senior notes and resulted in a loss on extinguishment of debt of $5 million, which is presented as a separate line item on our consolidated statement of operations.

•	Restructuring and Other
Our uses of cash include restructuring and other charges related to contract terminations and employee terminations. These charges result from activities to integrate the Scripps Networks and establish an efficient cost structure. For the three month period ended March 31, 2019, we have restructuring liabilities of $82 million related to employee and contract terminations. (See Note 20 to the accompanying consolidated financial statements.)
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents, beginning of period	$986	$7,309
Cash provided by operating activities	542	160
Cash used in investing activities	(94)	(8,675)
Cash (used in) provided by financing activities	(652)	2,019
Effect of exchange rate changes on cash and cash equivalents	(37)	(1)
Net change in cash and cash equivalents	(241)	(6,497)
Cash and cash equivalents, end of period	$745	$812
Operating Activities
Cash provided by operating activities increased $382 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily attributable to an increase in income following the acquisition of Scripps Networks.
Investing Activities
Cash flows used in investing activities decreased $8.6 billion for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease was primarily attributable to the acquisition of Scripps Networks in 2018. See Note 2 to the accompanying consolidated financial statements.

Financing Activities
Cash flows from financing activities decreased $2.7 billion for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease was primarily attributable to borrowings in 2018 under the term loan facility used to finance the acquisition of Scripps Networks, the redemption of $411 million aggregate principal amount of 5.625% senior notes that had an original maturity of August 15, 2019, and other open market repurchases of Senior Notes during the quarter ended March 31, 2019.
Capital Resources
As of March 31, 2019, capital resources were comprised of the following (in millions).

	March 31, 2019
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$745	$—	$—	$745
Revolving credit facility and commercial paper program(a)	2,500	1	225	2,274
Senior notes(b)	16,220	—	16,220	—
Program financing line of credit	26	—	19	7
Total	$19,491	$1	$16,464	$3,026

(a) There were $225 million in borrowings under the revolving credit facility outstanding as of March 31, 2019. There were no commercial paper borrowings as of March 31, 2019.
(b) Interest on the senior notes is paid annually, semi-annually or quarterly. Our senior notes outstanding as of March 31, 2019 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2047.
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
As of March 31, 2019, we held $156 million of our $745 million of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act enacted on December 22, 2017 features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Contractual commitments have not materially changed as set forth in "Commitments and Off-Balance Sheet Arrangements" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report on Form 10-K.
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily Liberty Global, Liberty Broadband, our equity method investees and minority partners of our consolidated subsidiaries. (See Note 17 to the accompanying consolidated financial statements.) From time to time, we also enter into equity-related transactions and repurchases with Advance/Newhouse. (See Note 10 to the accompanying consolidated financial statements.)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2018. For a discussion of each of our critical accounting policies listed below, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in our 2018 Annual Report on Form 10-K:
•Revenue recognition;
•Goodwill and intangible assets;
•Income taxes;
•Business combinations;
•Content rights; and
•Equity method investments.

During the fourth quarter of 2018, we performed a qualitative goodwill impairment assessment for all reporting units. This assessment included, but was not limited to, consideration of the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key personnel and our share price. Based on this assessment, we determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values, except for our Asia-Pacific reporting unit. Based on the results of this qualitative assessment, we performed a quantitative step 1 impairment test (comparison of fair value to carrying value) for its Asia-Pacific reporting unit, which indicated limited headroom (the excess of fair value over carrying value) of 10%.
During the quarter ended March 31, 2019, we considered actual results for the Asia-Pacific reporting unit compared to budget and forecasted projections used in our last impairment review and noted no additional indicators of impairment. As of March 31, 2019, the carrying value of goodwill assigned to the Asia-Pacific reporting unit was $189 million. Management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. See Item 1A, "Risk Factors" in the 2018 Annual Report on 10-K for details on all significant risks that could impact the Company's ability to successfully grow its cash flows. Additionally, as the Asia-Pacific reporting unit operates in foreign markets with various functional currencies and has significant U.S. dollar denominated assets, changes in foreign exchange rates that result in strengthening of the U.S. dollar may negatively impact the fair value of the reporting unit and the calculation of excess carrying value.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the three months ended March 31, 2019. (See Note 1 to the accompanying consolidated financial statements.)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2018 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2018.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 6, 2018, we acquired Scripps Networks. See Note 2 to the accompanying consolidated financial statements. As a result, we are currently integrating policies, processes, people, technology and operations for the combined company and assessing the impact to our internal control over financial reporting. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 18 to the accompanying consolidated financial statements.
ITEM 1A. Risk Factors
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2018 Form 10-K. Our risk factors have not changed materially since December 31, 2018.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	Amendment to Employment Agreement, dated February 4, 2019, between Jean-Briac Perrette and Discovery Corporate Services Limited, a wholly owned subsidiary of Discovery, Inc. (filed herewith)

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (v) Consolidated Statement of Equity for the three months ended March 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: May 2, 2019	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 2, 2019	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer