Form 10-Q
period 2019-06-30
Discovery, Inc.
filed 2019-08-06
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-34177

Discovery, Inc.
(Exact name of Registrant as specified in its charter)

Delaware		35-2333914
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

8403 Colesville Road		20910
Silver Spring,	Maryland	(Zip Code)
(Address of principal executive offices)
(240) 662-2000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Series A Common Stock	DISCA	The Nasdaq Global Select Market
Series B Common Stock	DISCB	The Nasdaq Global Select Market
Series C Common Stock	DISCK	The Nasdaq Global Select Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of July 24, 2019:

Series A Common Stock, par value $0.01 per share	158,036,795
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	373,071,710

DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,321	$986
Receivables, net	2,854	2,620
Content rights, net	330	313
Prepaid expenses and other current assets	427	312
Total current assets	4,932	4,231
Noncurrent content rights, net	3,258	3,069
Property and equipment, net	828	800
Goodwill, net	13,222	13,006
Intangible assets, net	9,172	9,674
Equity method investments, including note receivable (See Note 3)	542	935
Other noncurrent assets	1,891	835
Total assets	$33,845	$32,550
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$325	$325
Accrued liabilities	1,570	1,604
Deferred revenues	293	249
Current portion of debt	1,686	1,819
Total current liabilities	3,874	3,997
Noncurrent portion of debt	14,823	14,974
Deferred income taxes	1,656	1,811
Other noncurrent liabilities	1,827	1,251
Total liabilities	22,180	22,033
Commitments and contingencies (See Note 18)
Redeemable noncontrolling interests	444	415
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized; 5 and 6 shares issued and outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 161 and 160 shares issued; and 158 and 157 shares outstanding	2	2
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 537 and 524 shares issued; and 373 and 360 shares outstanding	5	5
Additional paid-in capital	10,648	10,647
Treasury stock, at cost: 167 shares	(6,737)	(6,737)
Retained earnings	6,616	5,254
Accumulated other comprehensive loss	(913)	(785)
Total Discovery, Inc. stockholders' equity	9,621	8,386
Noncontrolling interests	1,600	1,716
Total equity	11,221	10,102
Total liabilities and equity	$33,845	$32,550
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Advertising	$1,619	$1,563	$3,034	$2,575
Distribution	1,206	1,186	2,430	2,237
Other	60	96	128	340
Total revenues	2,885	2,845	5,592	5,152
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	938	995	1,868	2,055
Selling, general and administrative	709	687	1,335	1,296
Depreciation and amortization	320	410	692	603
Restructuring and other charges	7	187	12	428
Gain on disposition	—	(84)	—	(84)
Total costs and expenses	1,974	2,195	3,907	4,298
Operating income	911	650	1,685	854
Interest expense, net	(161)	(196)	(343)	(373)
Loss on extinguishment of debt	(23)	—	(28)	—
Loss from equity investees, net	(20)	(40)	(9)	(62)
Other income (expense), net	9	(47)	(18)	(69)
Income before income taxes	716	367	1,287	350
Income tax benefit (expense)	271	(123)	118	(103)
Net income	987	244	1,405	247
Net income attributable to noncontrolling interests	(36)	(23)	(65)	(28)
Net income attributable to redeemable noncontrolling interests	(4)	(5)	(9)	(11)
Net income available to Discovery, Inc.	$947	$216	$1,331	$208
Net income per share allocated to Discovery, Inc. Series A, B and C common stockholders:
Basic	$1.33	$0.30	$1.86	$0.31
Diluted	$1.33	$0.30	$1.86	$0.31
Weighted average shares outstanding:
Basic	528	523	526	473
Diluted	716	712	715	661
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$987	$244	$1,405	$247
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	10	(206)	(59)	(203)
Derivatives	(28)	29	(39)	24
Comprehensive income	969	67	1,307	68
Comprehensive income attributable to noncontrolling interests	(36)	(23)	(65)	(28)
Comprehensive income attributable to redeemable noncontrolling interests	(5)	(5)	(10)	(11)
Comprehensive income attributable to Discovery, Inc.	$928	$39	$1,232	$29
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$1,405	$247
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	69	49
Depreciation and amortization	692	603
Content rights amortization and impairment	1,378	1,660
Gain on disposition	—	(84)
Remeasurement gain on previously held equity interest	(14)	—
Equity in earnings of equity method investee companies, net of cash distributions	37	95
Deferred income taxes	(554)	(80)
Loss on extinguishment of debt	28	—
Other, net	50	25
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(231)	(176)
Content rights and payables, net	(1,570)	(1,583)
Accounts payable and accrued liabilities	(132)	(68)
Prepaid income taxes and income taxes receivable	(3)	(42)
Foreign currency and other, net	61	70
Cash provided by operating activities	1,216	716
Investing Activities
Business acquisitions, net of cash acquired	(60)	(8,565)
Investments in and advances to equity investments	(147)	(48)
Proceeds from dispositions, net of cash disposed	—	107
Proceeds from dissolution of joint venture	105	—
Purchases of property and equipment	(122)	(82)
Other investing activities, net	4	5
Cash used in investing activities	(220)	(8,583)
Financing Activities
Commercial paper borrowings, net	173	579
Principal repayments of revolving credit facility	(225)	(50)
Borrowings under term loan facilities	—	2,000
Principal repayments of term loans	—	(1,500)
Borrowings from debt, net of discount and including premiums	1,482	—
Principal repayments of debt, including discount payment	(1,740)	—
Principal repayments of finance lease obligations	(26)	(25)
Cash prepayments for common stock repurchase contracts, net	(79)	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(191)	(59)
Share-based plan (payments) proceeds, net	(11)	26
(Repayments) borrowings under program financing line of credit, net	(6)	23
Payments for hedging instruments	(18)	—
Other financing activities, net	(2)	(17)
Cash (used in) provided by financing activities	(643)	977
Effect of exchange rate changes on cash and cash equivalents	(18)	(27)
Net change in cash and cash equivalents	335	(6,917)
Cash and cash equivalents, beginning of period	986	7,309
Cash and cash equivalents, end of period	$1,321	$392
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2018	14	$—	691	$7	$10,647	$(6,737)	$5,254	$(785)	$8,386	$1,716	$10,102
Cumulative effect of accounting changes (See Note 1)	—	—	—	—	—	—	30	(30)	—	—	—
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	384	—	384	29	413
Other comprehensive loss	—	—	—	—	—	—	—	(80)	(80)	—	(80)
Share-based compensation	—	—	—	—	38	—	—	—	38	—	38
Tax settlements associated with share-based compensation	—	—	—	—	(21)	—	—	—	(21)	—	(21)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(153)	(153)
Issuance of stock in connection with share-based plans	—	—	2	—	6	—	—	—	6	—	6
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(5)	—	(5)	—	(5)
March 31, 2019	14	$—	693	$7	$10,670	$(6,737)	$5,663	$(895)	$8,708	$1,592	$10,300
Cumulative effect of accounting changes of an equity method investee	—	—	—	—	—	—	5	—	5	—	5
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	947	—	947	36	983
Other comprehensive loss	—	—	—	—	—	—	—	(18)	(18)	—	(18)
Preferred stock conversion	(1)	—	12	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	19	—	—	—	19	—	19
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(28)	(28)
Issuance of stock in connection with share-based plans	—	—	—	—	4	—	—	—	4	—	4
Prepayments for common stock repurchase contracts, net of settlements	—	—	—	—	(45)	—	—	—	(45)	—	(45)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	1	—	1	—	1
June 30, 2019	13	$—	705	$7	$10,648	$(6,737)	$6,616	$(913)	$9,621	$1,600	$11,221
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2017	14	$—	547	$5	$7,295	$(6,737)	$4,632	$(585)	$4,610	$—	$4,610
Cumulative effect of accounting change	—	—	—	—	—	—	33	(26)	7	—	7
Net (loss) income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	(8)	—	(8)	5	(3)
Other comprehensive loss	—	—	—	—	—	—	—	(2)	(2)	—	(2)
Share-based compensation	—	—	—	—	41	—	—	—	41	—	41
Tax settlements associated with share-based compensation	—	—	—	—	(16)	—	—	—	(16)	—	(16)
Issuance of stock and noncontrolling interest in connection with the acquisition of Scripps Networks Interactive, Inc. ("Scripps Networks")	—	—	139	1	3,217	—	—	—	3,218	1,700	4,918
Issuance of stock in connection with share-based plans	—	—	4	—	39	—	—	—	39	—	39
March 31, 2018	14	$—	690	$6	$10,576	$(6,737)	$4,657	$(613)	$7,889	$1,705	$9,594
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	216	—	216	23	239
Other comprehensive loss	—	—	—	—	—	—	—	(177)	(177)	—	(177)
Share-based compensation	—	—	—	—	11	—	—	—	11	—	11
Tax settlements associated with share-based compensation	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(38)	(38)
Issuance of stock in connection with share-based plans	—	—	—	—	4	—	—	—	4	—	4
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(6)	—	(6)	—	(6)
June 30, 2018	14	$—	690	$6	$10,590	$(6,737)	$4,867	$(790)	$7,936	$1,690	$9,626
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated GO applications, digital distribution arrangements and content licensing agreements. The Company also operates a portfolio of digital direct-to-consumer products and production studios. As further discussed in Note 2, on March 6, 2018, the Company acquired Scripps Networks Interactive, Inc. ("Scripps Networks"). The Company presents the following business units: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting principally of international television networks and digital content services; and Other, consisting of a production studio and previously consolidated curriculum-based education business that was sold on April 30, 2018. Financial information for Discovery’s reportable segments is discussed in Note 19.
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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually re-evaluates its estimates, judgments and assumptions, and management’s evaluation could change as actual results may differ materially from those estimates. These estimates are sometimes complex, sensitive to changes in assumptions and may require fair value determinations using Level 3 fair value measurements. Estimates and judgments inherent in the preparation of the consolidated financial statements include, but are not limited to, accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, depreciation and amortization, business combinations, share-based compensation, defined benefit plans, income taxes, other financial instruments, contingencies and the determination of whether the Company is the primary beneficiary of entities in which it holds variable interests.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting and Reporting Pronouncements Adopted
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, which requires lessees to recognize almost all of their leases on the balance sheet by recording a right-of-use asset and lease liability. The guidance also requires improved disclosures to help users of the financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 effective January 1, 2019 and elected to apply the guidance at the effective date without recasting the comparative periods presented. Additionally, the Company elected to apply practical expedients allowing it to not reassess: 1) whether any expired or existing contracts previously assessed as not containing leases are, or contain, leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. The Company also elected to not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component. The Company did not elect to apply the practical expedient to use hindsight in determining the lease term and in assessing the right-of-use assets for impairment. Additionally, the Company did not elect to apply the short-term lease scope exemption.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Content
In March 2019, the FASB issued ASU 2019-02, which generally aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. This ASU must be adopted on a prospective basis and is effective for annual periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that this pronouncement will have on its consolidated financial statements.
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
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, approximately 96% of distribution revenue comes from the Company's 10 largest distributors in the U.S. For the International Networks segment, approximately 41% of distribution revenue comes from the Company's 10 largest distributors outside of the U.S. Agreements in place with the 10 largest cable and satellite operators in the U.S. Networks and International Networks expire at various times from 2019 through 2024. Additionally, agreements covering the legacy Scripps Networks’ portfolio may expire at different dates than those covering the legacy Discovery portfolio and thus the Company may be negotiating with a higher number of the 10 largest U.S. operators as one or more of the legacy company portfolio agreements expire. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three and six months ended June 30, 2019 or 2018. As of June 30, 2019 and December 31, 2018, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
UKTV - Lifestyle Business
On June 11, 2019, the Company and BBC Studios (“BBC”) dissolved their 50/50 joint venture, UKTV, a British multi-channel broadcaster, with the Company taking full control of UKTV’s three lifestyle channels (the “Lifestyle Business”) and BBC taking full control of UKTV’s seven entertainment channels (the "Entertainment Business"). Prior to the transaction, the Company held a note receivable from UKTV of $118 million, which was included in equity method investments in the Company’s consolidated balance sheets. (See Note 3.) Concurrent with the transaction, the note was settled.
To compensate Discovery for the note receivable and for the difference in fair value between the Lifestyle Business and the Entertainment Business retained by BBC, Discovery received cash of $88 million at closing and a note receivable from BBC of $130 million, payable in two equal installments on June 11, 2020 and 2021. The Company used a market-based valuation model to determine the fair value of the previously held 50% equity method investment in the Lifestyle Business and recognized a gain of $5 million for the difference between the carrying value and the fair value of the of the previously held equity interest, which is included in other income (expense), net in the Company's consolidated statements of operations. (See Note 16.)
The Company applied the acquisition method of accounting to the Lifestyle Business, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce and synergies expected from broader exposure to the lifestyle entertainment sector in the U.K. The goodwill recorded as part of this acquisition is included in the International Networks reportable segment and is not amortizable for tax purposes. Intangible assets consist of electronic program guide slots and trademarks and have a weighted average useful life of 6 years. The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets, principally intangibles, and certain liabilities assumed. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur.
The preliminary fair value of Lifestyle Business assets acquired and liabilities assumed, as well as a reconciliation to total assets received in dissolution of the UKTV joint venture, is presented in the table below (in millions).

Preliminary June 11, 2019
Cash	$17
Content rights	18
Intangible assets	34
Goodwill	121
Accrued liabilities	(12)
Total assets acquired and liabilities assumed in Lifestyle Business	178
Note receivable from BBC	130
Cash received	88
Net assets received in dissolution of UKTV joint venture	$396

A summary of total assets derecognized in connection with the dissolution of the UKTV joint venture is presented in the table below (in millions).

Carrying value of UKTV equity method investment	$278
Settlement of note receivable	118
Total assets derecognized in dissolution of UKTV joint venture	$396

As described further in Note 5, in connection with the above transaction, the Company contemporaneously entered into a ten-year content licensing arrangement with BBC in exchange for license fees over the term.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other
On May 13, 2019, the Company paid $36 million in cash to acquire Golf Digest, a leading golf brand whose content is available across multiple platforms, including print and social media. The Company applied the acquisition method of accounting to Golf Digest, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The Company recorded preliminary net assets of $36 million, subject to adjustment based on the final assessment of the fair values of the assets acquired and liabilities assumed, including net working capital liabilities of $12 million, intangible assets of $25 million and goodwill of $23 million. Intangible assets consist of trademarks and trade names and licensing agreements and have a weighted average useful life of 9 years. The goodwill reflects the workforce and synergies expected from broader exposure to the golf entertainment sector. The goodwill recorded as part of this acquisition is included in the International Networks reportable segment and is not amortizable for tax purposes.
On January 8, 2019, the Company paid $41 million in cash to acquire a controlling interest in Play Sports Group Limited ("PSG"), increasing Discovery's ownership stake from 20.1% to 70.7%. The Company recognized a gain of $8 million, which represents the difference between the carrying value and the fair value of the previously held 20.1% equity method investment. The gain is included in other expense, net in the Company's consolidated statement of operations. (See Note 16.) The Company consolidated PSG under the voting interest model upon the closing of the transaction and as a result, the accounting for PSG was changed from an equity method investment to a consolidated subsidiary. The Company applied the acquisition method of accounting to PSG, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The Company recorded preliminary net assets of $79 million, subject to adjustment based on the final assessment of the fair values of the assets acquired and liabilities assumed, including cash of $19 million, other net working capital liabilities of $6 million, intangible assets of $29 million, and goodwill of $37 million. Intangible assets consist of trademarks and trade names, advertiser relationships, affiliate backlog and broadcast licenses and have a weighted average useful life of 10 years. The goodwill reflects the workforce and synergies expected from broader exposure to the cycling entertainment sector. The goodwill recorded as part of this acquisition is included in the International Networks reportable segment and is not amortizable for tax purposes. Additionally, the Company recorded a redeemable noncontrolling interest of $25 million. (See Note 9.)
Pro Forma Financial Information
The following unaudited pro forma information has been presented as if the acquisition of Scripps Networks occurred on January 1, 2017. Pro forma information for the Company's other acquisitions was not material. The information is based on the historical results of operations of the acquired business, adjusted for:

1.
The allocation of purchase price and related adjustments, including adjustments to amortization expense related to the fair value of intangible assets acquired and the recognition of the noncontrolling interests;

2.	Impacts of debt financing, including interest for debt issued and amortization associated with the fair value adjustments of debt assumed;

3.	The movement and allocation of all acquisition-related costs incurred during the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017;

4.	Associated tax-related impacts of adjustments; and

5.	Changes to align accounting policies.
The pro forma results do not necessarily represent what would have occurred if the acquisition of Scripps Networks had taken place on January 1, 2017, nor do they represent the results that may occur in the future. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company's historical financial information on a supplemental pro forma basis (in millions). The following table presents the Company's pro forma combined revenues and net income (in millions, except per share value). Pro forma results for the three and six months ended June 30, 2019 are not presented below because the results for Scripps Networks are included in the Company's June 30, 2019 unaudited consolidated statement of operations.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues	$2,845	$5,774
Net income available to Discovery, Inc.	260	348
Net income per share - basic	0.36	0.48
Net income per share - diluted	0.36	0.48

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Impact of Business Combination
The operations of Scripps Networks discussed above were included in the consolidated financial statements as of the acquisition date of March 6, 2018. The following table presents their revenue and earnings as reported within the consolidated financial statements (in millions).

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues:
Advertising	$690	$885
Distribution	246	315
Other	24	34
Total revenues	$960	$1,234
Net income available to Discovery, Inc.	$85	$36

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
NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	June 30, 2019	December 31, 2018
Time deposits	Cash and cash equivalents	$2	$—
Equity securities:
Money market funds	Cash and cash equivalents	641	286
Mutual funds and company-owned life insurance contracts	Prepaid and other current assets	16	28
Mutual funds and company-owned life insurance contracts	Other noncurrent assets	225	188
Equity method investments:
Equity investments	Equity method investments	542	841
Note receivable	Equity method investments	—	94
Equity Investments:
Common stock investments with readily determinable fair values	Other noncurrent assets	60	77
Equity investments without readily determinable fair value	Other noncurrent assets	463	379
Total investments		$1,949	$1,893

Money Market Funds and Time Deposits
Money market funds and time deposits represent cash equivalents with original maturities of 90 days or less.
Equity Securities
Equity securities include investments in mutual funds held in separate trusts, which are owned as part of the Company’s supplemental retirement plans and company-owned life insurance contracts. (See Note 4.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity Method Investments
The Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of June 30, 2019, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs, was approximately $142 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $142 million and $528 million as of June 30, 2019 and December 31, 2018, respectively. The Company recognized its portion of VIE operating results with net losses of $9 million and $39 million for the three months ended June 30, 2019 and 2018, respectively, and net losses of $6 million and $50 million for the six months ended June 30, 2019 and 2018, respectively.
UKTV
In connection with the acquisition of Scripps Networks, the Company acquired a 50% ownership interest in UKTV, a British multi-channel broadcaster jointly owned with BBC. On June 11, 2019, the Company and BBC dissolved their 50/50 joint venture with the Company taking full control of the Lifestyle Business and BBC taking full control of the Entertainment Business. (See Note 2.) As of December 31, 2018, the Company’s investment in UKTV totaled $386 million, including a note receivable of $94 million.
nC+
In connection with the acquisition of Scripps Networks, the Company acquired a 32% ownership interest in nC+, a Polish satellite distributor of television content. nC+ is controlled by Group Canal+ S.A, a French broadcaster. The Company applies the equity method of accounting to its 32% investment in nC+ ordinary shares, which provide the ability to exercise significant influence over the operating and financial policies of nC+. The Company's investment in nC+ totaled $187 million and $180 million as of June 30, 2019 and December 31, 2018, respectively.
Renewable Energy Investments
During the six months ended June 30, 2019 and 2018, the Company invested $4 million and $17 million, respectively, in limited liability companies that sponsor renewable energy projects related to solar energy. As of June 30, 2019 and December 31, 2018, the Company's carrying value of renewable energy investments was $94 million and $89 million, respectively. As of June 30, 2019, the Company had no future funding commitments for these investments. The Company expects these investments to result in tax benefits that reduce the Company's future tax liability and provide cash flows from the operations of the investees.
These investments are considered VIEs of the Company and are accounted for under the equity method of accounting. While the Company possesses rights that allow it to exercise significant influence over the investments, the Company does not have the power to direct the activities that will most significantly impact their economic performance, such as the investee's ability to obtain sufficient customers or control solar panel assets. Once a stipulated return on investment is earned by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company applies the Hypothetical Liquidation at Book Value ("HLBV") methodology for allocating earnings, which is a generally accepted method under the equity method of accounting when a substantive profit-sharing arrangement exists. The Company accounts for investment tax credits utilizing the flow through method. The net effect on the Company's Consolidated Statement of Operations related to the renewable energy investments was not material for the three and six months ended June 30, 2019 and 2018.
Other Equity Method Investments
At June 30, 2019 and December 31, 2018, the Company's other equity method investments included production companies such as All3Media, a Russian cable television business, Mega TV in Chile and certain joint ventures in Canada. Other equity method investments acquired in conjunction with the acquisition of Scripps Networks include joint ventures in Canada, and HGTV and Food Network Magazines. The Company recorded impairment losses of $4 million and $19 million for the three months ended June 30, 2019 and 2018, respectively, and impairment losses of $4 million and $24 million for the six months ended June 30, 2019 and 2018, respectively, because the change in value was considered other-than-temporary. The impairment losses are reflected as a component of loss from equity investees on the Company's consolidated statement of operations.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Investor Basis Differential
With the exception of UKTV prior to the dissolution discussed in Note 2, nC+ and certain investments in renewable energy projects for which the Company uses the HLBV methodology for allocating earnings, the carrying values of the Company’s remaining equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the purchase prices associated with the investments in UKTV and nC+ was attributed to amortizable intangible assets, which are included in their carrying values. Earnings from these equity investees were reduced by the amortization of these intangibles of $13 million during the period March 6, 2018 to June 30, 2018 and the six months ended June 30, 2019. Amortization that reduces the Company's equity in earnings of equity method investees for future periods is expected to be approximately $65 million.
Common Stock Investments with Readily Determinable Fair Value
The Company owns 5 million shares of common stock of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company. Upon the adoption of ASU 2016-01 on January 1, 2018, the shares are measured at fair value, with gains and losses recorded in other income (expense), net, as the shares have a readily determinable fair value and the Company has the intent to retain the investment. The Company recorded a transition adjustment to reclassify accumulated other comprehensive income associated with the Lionsgate shares in the amount of $32 million pre-tax ($26 million, net of tax) to retained earnings. Previously, amounts were recorded as a component of other comprehensive income.
The unrealized gains and losses related to the Company's common stock investments with readily determinable fair values for the three and six months ended June 30, 2019 or 2018 are summarized in the table below (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net losses recognized during the period on equity securities	$(17)	$(5)	$(17)	$(43)
Less: Net losses recognized on equity securities sold	—	—	—	—
Unrealized losses recognized during reporting period on equity securities still held at the reporting date	$(17)	$(5)	$(17)	$(43)

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
Equity investments without readily determinable fair values assessed under the measurement alternative
The Company's equity investments without readily determinable fair values assessed under the measurement alternative as of June 30, 2019 primarily include its 42% minority interest in Group Nine Media on an outstanding shares basis recorded at $212 million. Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, however, this ownership interest has liquidation preferences that do not allow the investment to meet the definition of in-substance common stock. The Company accounts for its ownership interest in Group Nine Media as an equity investment without a readily determinable fair value assessed under the measurement alternative. The Company also has similar investments in an educational website, an electric car racing series and certain investments to enhance the Company's digital distribution strategies. For the six months ended June 30, 2019, the Company invested $80 million in various equity investments without readily determinable fair values. The Company concluded that its other equity investments without readily determinable fair values had increased $9 million in fair value as of June 30, 2019 (see Note 16) as the result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Money market funds	Cash and cash equivalents	$641	$—	$—	$641
Mutual funds	Prepaid expenses and other current assets	13	—	—	13
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	3	—	3
Mutual funds	Other noncurrent assets	183	—	—	183
Company-owned life insurance contracts	Other noncurrent assets	—	42	—	42
Equity investments with readily determinable fair value:
Common stock	Other noncurrent assets	60	—	—	60
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	10	—	10
Net investment hedges:
Cross-currency swaps	Prepaid expenses and other current assets	—	1	—	1
Cross-currency swaps	Other noncurrent assets	—	50	—	50
No hedging designation:
Equity (Lionsgate Collar)	Prepaid expenses and other current assets	—	18	—	18
Equity (Lionsgate Collar)	Other noncurrent assets	—	34	—	34
Total		$897	$158	$—	$1,055
Liabilities
Deferred compensation plan	Accrued liabilities	$24	$—	$—	$24
Deferred compensation plan	Other noncurrent liabilities	205	—	—	205
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	14	—	14
Foreign exchange	Other noncurrent liabilities	—	19	—	19
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	15	—	15
Cross-currency swaps	Other noncurrent liabilities	—	84	—	84
No hedging designation:
Foreign exchange	Other noncurrent liabilities	—	21	—	21
Total		$229	$153	$—	$382

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, borrowings under the revolving credit facility and its commercial paper facilities, finance and operating lease liabilities, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of June 30, 2019 and December 31, 2018. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $17.2 billion and $16.3 billion as of June 30, 2019 and December 31, 2018, respectively.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	June 30, 2019	December 31, 2018
Produced content rights:
Completed	$6,214	$5,609
In-production	697	612
Coproduced content rights:
Completed	745	682
In-production	68	53
Licensed content rights:
Acquired	1,060	1,007
Prepaid (a)	266	154
Content rights, at cost	9,050	8,117
Accumulated content rights expense	(5,462)	(4,735)
Total content rights, net	3,588	3,382
Current portion	(330)	(313)
Noncurrent portion	$3,258	$3,069

(a) Prepaid licensed content rights includes payments for rights to the Olympic games of $133 million and $65 million reflected as noncurrent content rights on the consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.
Contemporaneous with the UKTV transaction with BBC described in Note 2, the Company entered into a ten-year content licensing arrangement with BBC in exchange for license fees over the term. The Company capitalized $47 million of content assets during the three months ended June 30, 2019 for the programs in which the license period has commenced and the programs are available for air or the Company has paid for the programs. The content assets were recorded as acquired content rights within the period.
Content expense consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Content amortization	$678	$728	$1,375	$1,478
Other production charges	110	112	204	272
Content impairments	3	104	3	182
Total content expense	$791	$944	$1,582	$1,932

Content expense is generally a component of costs of revenues on the consolidated statements of operations. For the three and six months ended June 30, 2018, content impairments of $100 million and $177 million, respectively, were due to the strategic realignment of content following the acquisition of Scripps Networks and are primarily reflected in restructuring and other charges. No content impairments were recorded as a component of restructuring and other during the three and six months ended June 30, 2019.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	June 30, 2019	December 31, 2018
5.625% Senior notes, semi-annual interest, due August 2019	$—	$411
2.200% Senior notes, semi-annual interest, due September 2019	500	500
Floating rate notes, quarterly interest, due September 2019	400	400
2.750% Senior notes, semi-annual interest, due November 2019	—	500
2.800% Senior notes, semi-annual interest, due June 2020	600	600
5.050% Senior notes, semi-annual interest, due June 2020	—	789
4.375% Senior notes, semi-annual interest, due June 2021	640	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	341	344
3.300% Senior notes, semi-annual interest, due May 2022	496	500
3.500% Senior notes, semi-annual interest, due June 2022	400	400
2.950% Senior notes, semi-annual interest, due March 2023	1,185	1,185
3.250% Senior notes, semi-annual interest, due April 2023	350	350
3.800% Senior notes, semi-annual interest, due March 2024	450	450
2.500% Senior notes, sterling denominated, annual interest, due September 2024	508	507
3.900% Senior notes, semi-annual interest, due November 2024	497	497
3.450% Senior notes, semi-annual interest, due March 2025	300	300
3.950% Senior notes, semi-annual interest, due June 2025	500	500
4.900% Senior notes, semi-annual interest, due March 2026	700	700
1.900% Senior notes, euro denominated, annual interest, due March 2027	682	688
3.950% Senior notes, semi-annual interest, due March 2028	1,700	1,700
4.125% Senior notes, semi-annual interest, due May 2029	750	—
5.000% Senior notes, semi-annual interest, due September 2037	1,250	1,250
6.350% Senior notes, semi-annual interest, due June 2040	850	850
4.950% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	1,250
5.300% Senior notes, semi-annual interest, due May 2049	750	—
Revolving credit facility	—	225
Program financing line of credit	16	22
Commercial paper	176	—
Total debt (a)	16,641	16,918
Unamortized discount, premium and debt issuance costs, net (b)	(132)	(125)
Debt, net of unamortized discount, premium and debt issuance costs	16,509	16,793
Current portion of debt	(1,686)	(1,819)
Noncurrent portion of debt	$14,823	$14,974

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Senior Notes
On May 21, 2019, Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, issued $750 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “2029 Notes”) and $750 million aggregate principal amount of 5.300% Senior Notes due 2049 (the “2049 Notes” and, together with the 2029 Notes, the “Notes”). Interest on the Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2019. The proceeds received by DCL from the Notes were net of a $6 million issuance discount and $12 million of debt issuance costs. The Notes are fully and unconditionally guaranteed by the Company and Scripps Networks. DCL used the proceeds from the offering of the Notes to redeem and repurchase approximately $1.3 billion aggregate principal amount of DCL's and Scripps Networks' 2.750% senior notes due 2019 and 5.050% senior notes due 2020 in accordance with their terms. The redemptions and repurchase resulted in a loss on extinguishment of debt of $23 million for the three months ended June 30, 2019, which is presented as a separate line item on the Company's consolidated statements of operations and recognized as a component of financing cash outflows on the consolidated statements of cash flows. The loss included $20 million of net premiums to par value and $3 million of other non-cash charges.
On March 21, 2019, the Company redeemed $411 million aggregate principal amount of its 5.625% senior notes that had an original maturity of August 15, 2019. The repayment included $5 million for premium over par on the 5.625% senior notes and resulted in a loss on extinguishment of debt of $5 million.
In addition to the redemptions and repurchases of notes outlined above, the Company made open market bond repurchases of $37 million during the six months ended June 30, 2019, resulting in an immaterial loss on extinguishment of debt.
In connection with the acquisition of Scripps Networks on March 6, 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes"). As part of accounting for the acquisition of Scripps Networks, the Scripps Networks Senior Notes were adjusted to fair value using observable trades as of the acquisition date. (See Note 2.) The fair value adjustment resulted in an opening balance sheet carrying value that is $19 million less than the face amount of the Scripps Networks Senior Notes. For the six months ended June 30, 2019, fair value adjustments of $3 million were amortized to interest expense.
On April 3, 2018, pursuant to the Offering Memorandum and Consent Solicitation Statement to Exchange dated March 5, 2018, DCL completed the exchange of $2.3 billion aggregate principal amount of Scripps Networks Senior Notes, for $2.3 billion aggregate principal amount of DCL's 2.750% senior notes due 2019 (the "2019 Notes"), 2.800% senior notes due 2020 (the "2020 Notes"), 3.500% senior notes due 2022 (the "2022 Notes"), 3.900% senior notes due 2024 (the "2024 Notes") and 3.950% senior notes due 2025 (the "2025 Notes"). Interest on the 2019 Notes and the 2024 Notes is payable semi-annually in arrears on May 15 and November 15 of each year. Interest on the 2020 Notes, the 2022 Notes and the 2025 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The exchange was accounted for as a debt modification and, as a result, third-party issuance costs were expensed as incurred.
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
As of June 30, 2019, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for the remaining $135 million of un-exchanged Scripps Networks Senior Notes acquired in conjunction with the acquisition of Scripps Networks. (See Note 22.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. In addition to the change in the revolver's capacity on August 11, 2017, the financial covenants were modified to increase the maximum consolidated leverage ratio financial covenant to 5.50 to 1.00, with step-downs to 5.00 to 1.00 and to 4.50 to 1.00, one year and two years after the closing of the Scripps Networks acquisition, respectively. As of June 30, 2019, the Company's subsidiary, DCL, was in compliance with all covenants and there were no events of default under the revolving credit facility.
As of June 30, 2019, the Company had no outstanding borrowings under the revolving credit facility. As of December 31, 2018, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $225 million at a weighted average interest rate of 3.82%. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For U.S. dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company may also borrow in foreign currencies under the credit facility, at an interest rate based on adjusted LIBOR, plus a margin. The current margins are 1.300% and 0.300%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. The Company had no borrowings under the credit facility in foreign currencies as of June 30, 2019 or December 31, 2018. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.200% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
Program Financing Line of Credit
On January 12, 2018, the Company entered into a secured line of credit for an aggregate principal amount of $26 million to finance content production costs. Interest rates on this line of credit are based on the Company’s option to elect either an adjusted LIBOR or a variable prime rate. Interest on the outstanding balance is due quarterly commencing on October 15, 2018 with a final payment due on October 15, 2020. As of June 30, 2019, the Company has an outstanding balance of $16 million.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. Outstanding commercial paper borrowings were $176 million U.S. dollar equivalent of Euro borrowings with a weighted average interest rate of approximately 0.10% as of June 30, 2019. The Company had no outstanding borrowings as of December 31, 2018.
NOTE 7. LEASES
The Company has operating and finance leases for transponders, office space, studio facilities, and other equipment. The Company's leases have remaining lease terms of up to 18 years, some of which include options to extend the leases for up to 10 additional years. Most leases are not cancelable prior to their expiration.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company determines if an arrangement is a lease at its inception. Operating lease right-of-use ("ROU") assets are included in "Other noncurrent assets" and operating lease liabilities are included in “Accrued liabilities” and “Other noncurrent liabilities” in our June 30, 2019 consolidated balance sheet. Finance lease ROU assets are included in "Property and equipment, net" and finance lease liabilities are included in “Accrued liabilities” and “Other noncurrent liabilities” in our consolidated balance sheets. A rate implicit in the lease when readily determinable is used in arriving at the present value of lease payments. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at lease commencement date for the majority of its leases. The incremental borrowing rate is based on the Company's U.S. dollar denominated senior unsecured borrowing curves using public credit ratings adjusted down to a collateralized basis using a combination of recovery rate and credit notching approaches, and translated into major contract currencies as applicable. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Variable lease payments that are based on an index or rate are included in measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in measurement of ROU assets and lease liabilities.
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
The components of lease cost were as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$26	$52

Finance lease cost:
Amortization of right-of-use assets	$11	$22
Interest on lease liabilities	2	4
Total finance lease cost	$13	$26

Variable lease cost	$4	$4

Supplemental cash flow information related to leases was as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(47)
Operating cash flows from finance leases	$(4)
Financing cash flows from finance leases	$(26)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$170
Finance leases	$3

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Supplemental balance sheet information related to leases was as follows (in millions):

Category	Location on Balance Sheet	June 30, 2019
Operating Leases
Operating lease right-of-use assets	Other noncurrent assets	$461

Operating lease liabilities (current)	Accrued liabilities	$81
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	438
Total operating lease liabilities		$519

Finance Leases
Finance lease right-of-use assets	Property and equipment, net	$218

Finance lease liabilities (current)	Accrued liabilities	$41
Finance lease liabilities (noncurrent)	Other noncurrent liabilities	196
Total finance lease liabilities		$237

June 30, 2019
Weighted average remaining lease term:
Operating leases	11
Finance leases	7

Weighted average discount rate:
Operating leases	3.75%
Finance leases	3.61%

Maturities of lease liabilities as of June 30, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
July 1, 2019 to June 30, 2020	$91	$50
July 1, 2020 to June 30, 2021	87	46
July 1, 2021 to June 30, 2022	61	39
July 1, 2022 to June 30, 2023	46	35
July 1, 2023 to June 30, 2024	40	31
Thereafter	340	66
Total lease payments	665	267
Less: Imputed interest	(146)	(30)
Total	$519	$237

During the three months ended June 30, 2019, the Company recorded approximately $180 million of operating lease liabilities associated with the upcoming move of its global headquarters from Silver Spring, Maryland to New York City. As of June 30, 2019, the Company has additional lease commitments that have not yet commenced, primarily related to the New York City headquarters (with undiscounted lease payments totaling approximately $280 million) and other commitments. The remaining leases will commence between fiscal year 2019 and fiscal year 2021 with lease terms of 4 to 18 years and include options to extend the terms for up to 10 additional years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Unsettled derivative contracts are recorded at their gross fair values on the consolidated balance sheets. (See Note 4.) The portion of the fair value that represents cash flows occurring within one year is classified as current, and the portion related to cash flows occurring beyond one year is classified as noncurrent. Gains and losses on designated cash flow and net investment hedges are initially recognized as components of accumulated other comprehensive loss on the consolidated balance sheets and reclassified into the statements of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings. The cash flows from the designated derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows of the hedged item. The Company records gains and losses for instruments that receive no hedging designation, as a component of other income (expense), net on the consolidated statements of operations.
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
In addition to the Company's normal course of business cash flow hedging program, during the three months ended June 30, 2019, the Company executed foreign exchange forward contracts with an aggregate notional amount of $798 million. The forwards were designated as cash flow hedges and will mitigate exposure to foreign exchange rate volatility and the associated impact on earnings related to a portion of forecasted foreign currency revenues from PGA Golf from 2023 through 2030. Also, during the three months ended June 30, 2019, the Company entered into two fixed-to-fixed cross-currency swaps with an aggregate notional amount of $201 million. The swaps were designated as net investment hedges of NOK assets and GBP assets. The maturity date of both swaps is February 2024. Lastly, during the three months ended June 30, 2019, the Company terminated and settled its interest rate cash flow hedges with a total notional value of $500 million following the pricing of its offering of 4.125% senior notes due May 2029. (See Note 6.) The $18 million pretax accumulated other comprehensive loss at the termination date will be amortized as an adjustment to interest expense over the ten-year term of the newly issued notes.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of June 30, 2019 and December 31, 2018.

	June 30, 2019					December 31, 2018
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$2,137	$10	$—	$14	$19	$267	$13	$—	$3	$—
Net investment hedges: (a)
Cross-currency swaps	3,480	1	50	15	84	3,387	—	41	39	81
Foreign exchange	52	—	—	—	—	52	—	1	—	—
No hedging designation:
Foreign exchange	852	—	—	—	21	860	—	11	—	—
Interest rate swaps	25	—	—	—	—	25	—	—	—	—
Cross-currency swaps	64	—	—	—	—	64	—	—	1	—
Equity (Lionsgate Collar)	97	18	34	—	—	97	14	27	—	—
Total		$29	$84	$29	$124		$27	$80	$43	$81

(a) Excludes £400 million of sterling notes ($508 million equivalent at June 30, 2019) designated as a net investment hedge. (See Note 6.)
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gains (losses) recognized in accumulated other comprehensive loss (a):
Foreign exchange - derivative adjustments	$(29)	$39	$(26)	$29
Interest rate - derivative adjustments	$(3)	$—	$(18)	$—
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	$2	$(2)	$3	$(1)
Foreign exchange - distribution revenue	$2	$3	$6	$3
Foreign exchange - costs of revenues	$—	$—	$(2)	$(4)

(a) For periods prior to the Company's adoption of ASU 2017-12 on July 1, 2018, the amount of gain or (loss) represents only the effective portion of the hedging relationship. Effective with the adoption of ASU 2017-12, gains and losses resulting from the change in the fair value of the hedging relationship are recognized as components of accumulated other comprehensive loss.
If current fair values of designated cash flow hedges as of June 30, 2019 remained static over the next twelve months, the Company would reclassify $6 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 11 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Effective with the Company’s initial application of ASU 2017-12, net periodic interest settlements and accruals on the cross-currency swaps (which would include any cross-currency basis spread adjustment) are reported directly in interest expense, net. Changes in the fair value of the cross-currency swaps resulting from changes in the foreign exchange spot rate will continue to be recorded within the cumulative translation component of Accumulated Other Comprehensive Income ("AOCI"). The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2019	2018		2019	2018
Cross currency swaps - changes in fair value	$(6)	$54	Interest expense, net	$10	$—
Sterling notes (foreign denominated debt) (a)	16	41	N/A	—	—
Total	$10	$95		$10	$—

	Six Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2019	2018		2019	2018
Cross currency swaps - changes in fair value	$46	$(2)	Interest expense, net	$17	$—
Cross currency swaps - Interest settlements	—	7	Interest expense, net	—	—
Foreign exchange contracts (a)	(1)	(1)	Other expense, net	—	—
Sterling notes (foreign denominated debt) (a)	(1)	16	N/A		—
Total	$44	$20		$17	$—
(a) There are no existing components that are eligible for exclusion from effectiveness testing under ASU 2017-12. There were no forward exchange contracts outstanding at the date of adoption of ASU 2017-12.
The following table presents the pretax impact of derivatives not designated as hedges and recognized in other income (expense), net in the consolidated statements of operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest rate swaps	$(1)	$—	$—	$—
Cross-currency swaps	3	4	1	—
Credit contracts	—	—	—	(1)
Equity	9	1	10	11
Foreign exchange derivatives	—	—	(34)	—
Total in other income (expense), net	$11	$5	$(23)	$10

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The table below summarizes the Company's redeemable noncontrolling interest balances (in millions).

	June 30, 2019	December 31, 2018
Discovery Family	$206	$206
MotorTrend Group, LLC	120	121
Oprah Winfrey Network ("OWN")	61	58
Discovery Japan	32	30
PSG (a)	25	—
Total	$444	$415
(a) In connection with the noncontrolling interest in PSG that was acquired in January 2019, the noncontrolling shareholders have a put right exercisable that requires Discovery to purchase 50% of their shares on January 8, 2022 and 50% on January 8, 2023, or 100% of their shares on January 8, 2023 if the three-year put option is not exercised. Discovery also has a parallel call right on the same dates. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is the then-current fair market value of the redeemable noncontrolling interest, subject to a floor and cap value. As the shareholders' put right is outside the control of the Company, their 29.3% noncontrolling interest is presented as redeemable noncontrolling interest outside of permanent equity on the Company's consolidated balance sheet.
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$440	$419	$415	$413
Initial fair value of redeemable noncontrolling interests of acquired businesses	—	—	25	—
Cash distributions to redeemable noncontrolling interests	—	(19)	(10)	(21)
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	4	5	9	11
Currency translation on redemption values	1	(1)	1	1
Retained earnings adjustments:
Adjustments of redemption values to the floor	(2)	6	1	6
OWN interest adjustment	1	—	3	—
Ending balance	$444	$410	$444	$410

NOTE 10. EQUITY
Common Stock Issued in Connection with Scripps Networks Acquisition
On March 6, 2018, the Company issued 139 million shares of Series C common stock as part of the consideration paid for the acquisition of Scripps Networks, inclusive of the conversion of 1 million Scripps Networks share-based compensation awards. (See Note 2.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Repurchase Programs
In April 2019, the Company's Board of Directors authorized additional common stock repurchases of up to $1 billion. Under the stock authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. There were no common stock repurchases during the six months ended June 30, 2019 and 2018.
On May 31, 2019, the Company made an upfront cash payment of $96 million to enter into two prepaid common stock repurchase contracts for the Company’s Series C common stock. Under these contracts, if the price of Discovery’s Series C common stock is below the strike price at expiration, the Company will receive a fixed number of shares of its Series C common stock. If the price of Discovery’s Series C common stock is above the strike price at expiration, the Company can elect to receive $50 million of cash per contract or that number of Series C common stock at the then current market price equal to $50 million. The first contract settled in cash for $50 million during the period of June 26 to June 28, 2019 as the price of Discovery’s Series C common stock during that period was above the strike price. The second contract is scheduled to settle during the quarter ending September 30, 2019. The contracts are accounted for as equity transactions.
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. Over the life of the Company's repurchase programs and as of June 30, 2019, the Company had repurchased 3 million and 164 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $6.6 billion, respectively.
Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Expense	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$7	$(3)	$4	$(295)	$(10)	$(305)
Net investment hedges	—	—	—	95	—	95
Reclassifications:
Loss on disposition	6	—	6	4	—	4
Total currency translation adjustments	13	(3)	10	(196)	(10)	(206)

Derivative adjustments:
Unrealized gains (losses)	(32)	6	(26)	39	(9)	30
Reclassifications:
Distribution revenue	(2)	1	(1)	(3)	—	(3)
Advertising revenue	(2)	1	(1)	2	—	2
Total derivative adjustments	(36)	8	(28)	38	(9)	29
Other comprehensive income (loss) adjustments	$(23)	$5	$(18)	$(158)	$(19)	$(177)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Expense	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(91)	$(1)	$(92)	$(224)	$(3)	$(227)
Net investment hedges	27	—	27	20	—	20
Reclassifications:
Loss on disposition	6	—	6	4	—	4
Total currency translation adjustments	(58)	(1)	(59)	(200)	(3)	(203)

Derivative adjustments:
Unrealized gains (losses)	(44)	10	(34)	29	(6)	23
Reclassifications:
Distribution revenue	(6)	1	(5)	(3)	—	(3)
Advertising revenue	(3)	1	(2)	1	—	1
Costs of revenues	2	—	2	4	(1)	3
Total derivative adjustments	(51)	12	(39)	31	(7)	24
Other comprehensive income (loss) adjustments	$(109)	$11	$(98)	$(169)	$(10)	$(179)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended June 30, 2019
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(901)	$3	$3	$(895)
Other comprehensive income before reclassifications	4	(26)	—	(22)
Reclassifications from accumulated other comprehensive loss to net income	6	(2)	—	4
Other comprehensive income (loss)	10	(28)	—	(18)
Ending balance	$(891)	$(25)	$3	$(913)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2018
	Currency Translation	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(612)	$(1)	$(613)
Other comprehensive income (loss) before reclassifications	(210)	30	(180)
Reclassifications from accumulated other comprehensive loss to net income	4	(1)	3
Other comprehensive income (loss)	(206)	29	(177)
Ending balance	$(818)	$28	$(790)

	Six Months Ended June 30, 2019
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(804)	$16	$3	$(785)
Other comprehensive income before reclassifications	(65)	(34)	—	(99)
Reclassifications from accumulated other comprehensive loss to net income	6	(5)	—	1
Other comprehensive loss	(59)	(39)	—	(98)
Reclassifications to retained earnings resulting from the adoption of ASU 2018-02	(28)	(2)	—	(30)
Ending balance	$(891)	$(25)	$3	$(913)

	Six Months Ended June 30, 2018
	Currency Translation	AFS (a)	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(615)	$26	$4	$(585)
Other comprehensive income (loss) before reclassifications	(207)	—	23	(184)
Reclassifications from accumulated other comprehensive loss to net income	4	—	1	5
Other comprehensive income (loss)	(203)	—	24	(179)
Reclassifications to retained earnings resulting from the adoption of ASU 2016-01	—	(26)	—	(26)
Ending balance	$(818)	$—	$28	$(790)

(a) Effective January 1, 2018, unrealized gains and losses on equity investments with readily determinable fair values are recorded in other expense, net. (See Note 3.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11. NONCONTROLLING INTEREST
The Company has a controlling interest in the TV Food Network Partnership (the "Partnership"), which includes the Food Network and Cooking Channel, and is jointly owned with Tribune Media Company (the "Tribune Company"). Food Network and Cooking Channel are operated and organized under the terms of the Partnership. The Company holds 80% of the voting interest and 68.7% of the economic interest in the Partnership. Under the terms of the Partnership, the Partnership has a dissolution date of December 31, 2020. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests. Ownership interests attributable to the Tribune Company are presented as noncontrolling interests on the Company's consolidated financial statements. Under the terms of the Partnership agreement, the Tribune Company cannot force a redemption outside of the Company's control. As such, the noncontrolling interests in the Partnership are reflected as a component of permanent equity in the Company's consolidated financial statements.
NOTE 12. REVENUES
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended June 30,
	2019				2018
	U.S. Networks	International Networks	Other	Total	U.S. Networks	International Networks	Other	Total
Revenues:
Advertising	$1,153	$466	$—	$1,619	$1,090	$473	$—	$1,563
Distribution	688	518	—	1,206	654	532	—	1,186
Other	22	36	2	60	36	46	14	96
Total	$1,863	$1,020	$2	$2,885	$1,780	$1,051	$14	$2,845

	Six Months Ended June 30,
	2019				2018
	U.S. Networks	International Networks	Other	Total	U.S. Networks	International Networks	Other	Total
Revenues:
Advertising	$2,175	$859	$—	$3,034	$1,717	$858	$—	$2,575
Distribution	1,385	1,045	—	2,430	1,168	1,069	—	2,237
Other	55	68	5	128	69	222	49	340
Total	$3,615	$1,972	$5	$5,592	$2,954	$2,149	$49	$5,152

Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts monthly based on minimum monthly fees or by calculating one twelfth of annual license fees specified in its distribution contracts. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.2 billion as of June 30, 2019 and is expected to be recognized over the next 6 years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $730 million as of June 30, 2019 and is expected to be recognized over the next 6 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $71 million as of June 30, 2019 and is expected to be recognized over the next 12 years.
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

	December 31, 2018	Additions (a)	Reductions	Foreign Currency	June 30, 2019
Accounts receivable	$2,620	5,676	(5,452)	10	$2,854
Deferred revenues:
Current	$249	666	(622)	—	$293
Long-term (b)	$120	49	(2)	—	$167

	December 31, 2017	Additions (c)	Reductions	Foreign Currency	June 30, 2018
Accounts receivable	$1,838	5,933	(4,999)	(25)	$2,747
Deferred revenues:
Current	$255	699	(668)	(9)	$277
Long-term (b)	$109	9	(21)	—	$97
(a) This column includes accounts receivable and deferred revenues balances of $10 million and $22 million, respectively, for acquisitions completed during the six months ended June 30, 2019.
(b) Long term deferred revenues is a component of other noncurrent liabilities on the consolidated balance sheets.
(c) This column includes Scripps Networks accounts receivable and deferred revenues balances of $783 million and $116 million, respectively, as of March 6, 2018, the date of the acquisition. (See Note 2.)
Revenue recognized for the three and six months ended June 30, 2019 related to the contract liability (deferred revenues) as of December 31, 2018 was $45 million and $144 million, respectively.
Capitalized Contract Costs
Sales commissions are generally expensed as incurred because contracts for which the sales commission are generated have terms of one year or less or are not material. Sales commissions are recorded as a component of cost of revenues on the consolidated statements of operations. The financing component of content licensing arrangements is not capitalized, because the period between delivery of the license and customer payment is one year or less or is not material.
NOTE 13. SHARE-BASED COMPENSATION
The Company has various incentive plans under which stock options, service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and stock appreciation rights ("SARs") have been issued. During the six months ended June 30, 2019, the vesting and service requirements of share-based awards granted were consistent with the arrangements disclosed in the Company's 2018 Form 10-K.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the components of share-based compensation expense (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PRSUs	$13	$14	$23	$16
RSUs	10	6	16	13
Stock options	8	2	17	7
SARs	8	12	13	13
Total share-based compensation expense	$39	$34	$69	$49
Tax benefit recognized	$5	$8	$8	$11

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

	June 30, 2019	December 31, 2018
Current portion of liability-classified awards:
PRSUs	$21	$21
SARs	11	2
Non-current portion of liability-classified awards:
PRSUs	20	22
SARs	11	9
Total liability-classified share-based compensation award liability	$63	$54

The table below presents award activity (in millions, except weighted-average grant price) for PRSUs, RSUs and SARs.

	Six Months Ended June 30, 2019
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.5	$28.48
RSUs	3.0	$29.01
SARs	—	$—
Awards converted or settled:
PRSUs	1.1	$33.31
RSUs	0.8	$28.21
SARs	0.9	$22.39

The table below presents stock option activity (in millions, except weighted-average exercise price).

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2018	21.1	$28.86
Granted	2.1	$31.01
Exercised	(0.5)	$24.08
Forfeited/cancelled	(0.5)	$29.82
Outstanding as of June 30, 2019	22.2

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of June 30, 2019 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
RSUs	$135	3.08
PRSUs	19	1.10
Stock options	107	3.55
SARs	15	1.20
Total unrecognized compensation cost	$276

NOTE 14. INCOME TAXES
The following table reconciles the U.S. federal statutory income tax rate to the Company's effective income tax rate.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
U.S. federal statutory income tax provision	$150	21%	$77	21%	$270	21%	$73	21%
State and local income taxes, net of federal tax benefit	17	2%	13	3%	37	3%	5	2%
Effect of foreign operations	24	3%	11	3%	35	3%	15	4%
Change in uncertain tax positions	4	1%	25	7%	10	1%	27	7%
Legal entity restructuring, deferred tax impact	(455)	(64)%	—	—%	(455)	(36)%	—	—%
Renewable energy investments tax credits (See Note 3)	—	—%	(3)	(1)%	—	—%	(3)	(1)%
Noncontrolling interest adjustment	(16)	(2)%	(4)	(1)%	(28)	(2)%	(4)	(1)%
U.S. legislative changes	—	—%	—	—%	—	—%	(19)	(5)%
Other, net	5	1%	4	1%	13	1%	9	2%
Income tax (benefit) expense	$(271)	(38)%	$123	33%	$(118)	(9)%	$103	29%

We carried out numerous internal transactions during the six months ended June 30, 2019 that were intended to integrate assets acquired from the Scripps Networks business with the Discovery business; streamline and simplify our corporate entity structures; simplify our internal financing structures; respond to the expected exit of the United Kingdom from the European Union; make our managerial structures and processes more efficient and nimble; and reduce costs associated with the maintenance of legal entities. These transactions included mergers, liquidations, and intercompany sales among members of the consolidated Discovery group. Some of these transactions have resulted in changes in certain of our deferred tax items, which are based on differences between the book versus tax bases of the assets and liabilities and on certain tax attributes, such as net operating loss carryovers. The items involved in these restructurings relate to a variety of jurisdictions in our International Networks segment. Recent changes in accounting for intercompany transactions have also impacted our effective tax rate. For example, following our adoption of ASU 2016-16, effective January 1, 2018, the income tax effects of intercompany transfers will be recognized in the period in which the transfer occurs, rather than amortized over time, which will increase the impact of such transfers on our effective tax rate in the periods in which the transfers occur. Moreover, U.S. tax reform has a continued effect as the U.S. Treasury Department issues final regulations clarifying application of the new law; and several tax controversies have come to resolution. The net effect of the various changes in our deferred tax balances and related valuation allowances has been the recognition of a one-time, non-cash deferred income tax benefit of $455 million during the three months ended June 30, 2019.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The Company's reserves for uncertain tax positions as of June 30, 2019 and December 31, 2018 totaled $442 million and $378 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $110 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of June 30, 2019 and December 31, 2018, the Company had accrued approximately $74 million and $51 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 15. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock and the Series C-1 convertible preferred stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as-converted basis with respect to income available to Discovery, Inc. The Company's Series A-1 convertible preferred stock is treated as a separate class for purposes of applying the two-class method. Series A-1 convertible preferred stock is currently convertible into nine shares of our Series A common stock and Series C-1 convertible preferred stock is convertible into 19.3648 shares of our Series C common stock, subject to certain anti-dilution adjustments. During the three months ended June 30, 2019, Advance Newhouse Programming Partnership converted 645,502 of its Series C-1 convertible preferred stock into 12.5 million shares of Series C common stock.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the Company's calculated earnings per share. Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$987	$244	$1,405	$247
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(94)	(21)	(132)	(22)
Net income attributable to noncontrolling interests	(36)	(23)	(65)	(28)
Net income attributable to redeemable noncontrolling interests	(4)	(5)	(9)	(11)
Redeemable noncontrolling interest adjustments to redemption value	1	(6)	(4)	(6)
Net income allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$854	$189	$1,195	$180

Allocation of net income to Discovery, Inc. Series A, B and C common stockholders and Series C-1 convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	$702	$155	$980	$145
Series C-1 convertible preferred stockholders	152	34	215	35
Total	854	189	1,195	180
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	94	21	132	22
Net income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$948	$210	$1,327	$202

Denominator — weighted average:
Series A, B and C common shares outstanding — basic	528	523	526	473
Impact of assumed preferred stock conversion	185	187	186	187
Dilutive effect of share-based awards	3	2	3	1
Series A, B and C common shares outstanding — diluted	716	712	715	661
Series C-1 convertible preferred stock outstanding — basic and diluted	6	6	6	6

Basic net income per share allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$1.33	$0.30	$1.86	$0.31
Series C-1 convertible preferred stockholders	$25.76	$5.73	$36.08	$5.93

Diluted net income per share allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$1.33	$0.30	$1.86	$0.31
Series C-1 convertible preferred stockholders	$25.67	$5.72	$35.95	$5.92

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anti-dilutive share-based awards	20	11	15	12
PRSUs whose performance targets have not been achieved	2	2	2	2

Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
NOTE 16. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other Income (Expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency income (losses), net	$2	$(47)	$(7)	$(51)
Gains (losses) on derivative instruments, net	11	5	(23)	10
Change in the value of common stock investments with readily determinable fair value	(17)	(5)	(17)	(43)
Gain on sale of equity method investments	10	—	10	—
Remeasurement gain on previously held equity interest	6	—	14	—
Interest income (a)	—	—	—	15
Other (expense) income, net	(3)	—	5	—
Total other income (expense), net	$9	$(47)	$(18)	$(69)

(a) Interest income for the six months ended June 30, 2018 is comprised primarily of interest on proceeds from the issuance of senior notes used to fund the acquisition of Scripps Networks. As of June 30, 2018, the Company had utilized the proceeds in the acquisition of Scripps Networks.
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2019	2018
Cash paid for taxes, net	$354	$119
Cash paid for interest, net	363	381
Non-cash investing and financing activities:
Equity issued for the acquisition of Scripps Networks	—	3,218
Disposal of UKTV investment and acquisition of Lifestyle Business	291	—
Common stock repurchase contract	33	—
Accrued purchases of property and equipment	22	12
Assets acquired under finance lease arrangements	4	94

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 17. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 28% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 48% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, such as All3Media, UKTV (prior to the transaction discussed in Note 2), nC+ and a Russian cable television business, or minority partners of consolidated subsidiaries, such as Hasbro and the Tribune Company.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues and service charges:
Liberty Group	$183	$162	$351	$307
Equity method investees	68	49	142	88
Other	13	17	27	37
Total revenues and service charges	$264	$228	$520	$432
Interest income	$—	$2	$1	$2
Expenses	$(65)	$(116)	$(260)	$(182)

The table below presents receivables due from related parties (in millions).

	June 30, 2019	December 31, 2018
Receivables	133	167
Note receivable (a)	$—	$94

(a) Amount relates to a note receivable with UKTV, an equity method investee acquired in conjunction with the acquisition of Scripps Networks. On June 11, 2019, the Company and BBC dissolved their 50/50 joint venture in UKTV. (See Note 2.)
NOTE 18. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and finance leases, employment contracts, arrangements to purchase various goods and services, and future funding commitments to equity method investees.
Contingencies
Put Rights
The Company has granted put rights to certain consolidated subsidiaries. (See Note 9.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Legal Matters
The Company is party to various lawsuits and claims in the ordinary course of business, including claims related to employees, vendors, other business partners or patent issues. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the Company's future consolidated financial position, future results of operations or cash flows. During the three months ended June 30, 2018, the Company received written notification from tax authorities of a withholding tax claim stemming from an audit that commenced in 2017. A liability of $40 million was recorded as part of the provisional Scripps Networks purchase accounting as of December 31, 2018. During the three months ended March 31, 2019, the withholding tax claim was settled with a portion of the claim being resolved subsequent to the measurement period, which resulted in a reversal of the remaining accrual and a reduction in selling, general, and administrative expense of approximately $29 million.
Guarantees
There were no guarantees recorded under ASC 460 as of June 30, 2019 and December 31, 2018.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of June 30, 2019 and December 31, 2018.
NOTE 19. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on: (i) financial information reviewed by its chief operating decision maker ("CODM"), the Chief Executive Officer ("CEO"), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. The Company's operating segments did not change as a result of the acquisition of Scripps Networks.
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
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Networks	$1,863	$1,780	$3,615	$2,954
International Networks	1,020	1,051	1,972	2,149
Other	2	14	5	49
Corporate and inter-segment eliminations	—	—	—	—
Total revenues	$2,885	$2,845	$5,592	$5,152

Adjusted OIBDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Networks	$1,126	$983	$2,187	$1,635
International Networks	286	336	505	473
Other	1	—	2	3
Corporate and inter-segment eliminations	(132)	(97)	(254)	(180)
Total Adjusted OIBDA	$1,281	$1,222	$2,440	$1,931

Reconciliation of Net Income available to Discovery, Inc. to Total Adjusted OIBDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income available to Discovery, Inc.	$947	$216	$1,331	$208
Net income attributable to noncontrolling interests	36	23	65	28
Net income attributable to redeemable noncontrolling interests	4	5	9	11
Income tax (benefit) expense	(271)	123	(118)	103
Income before income taxes	716	367	1,287	350
Other (income) expense, net	(9)	47	18	69
Loss from equity investees, net	20	40	9	62
Loss on extinguishment of debt	23	—	28	—
Interest expense	161	196	343	373
Operating income	911	650	1,685	854
Gain on disposition	—	(84)	—	(84)
Restructuring and other charges	7	187	12	428
Depreciation and amortization	320	410	692	603
Share-based compensation	39	34	69	49
Scripps Networks transaction and integration costs	4	25	11	81
Settlement of a withholding tax claim	—	—	(29)	—
Total Adjusted OIBDA	$1,281	$1,222	$2,440	$1,931

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total Assets

	June 30, 2019	December 31, 2018
U.S. Networks	$18,726	$18,683
International Networks	7,840	7,208
Other	196	227
Corporate and inter-segment eliminations	7,083	6,432
Total assets	$33,845	$32,550

Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.
NOTE 20. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segments, other, and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Networks	$3	$19	$7	$53
International Networks	6	146	10	246
Other	—	1	—	1
Corporate and inter-segment eliminations	(2)	21	(5)	128
Total restructuring and other charges	$7	$187	$12	$428

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restructuring charges	$7	$87	$12	$251
Other charges	—	100	—	177
Total restructuring and other charges	$7	$187	$12	$428

Restructuring charges include contract terminations, employee terminations and facility closures. For the three and six months ended June 30, 2019 and 2018, these charges result from activities to integrate Scripps Networks and establish an efficient cost structure. Contract-related restructuring charges include costs to terminate certain production commitments, life of series production and content licensing contracts. Employee terminations relate to cost reduction efforts and management changes. Facility-related restructuring charges are recognized upon exiting all or a portion of a leased facility after meeting cease-use requirements. Other charges relate to content write-offs which resulted from a global strategic review of content following the acquisition of Scripps Networks.
Changes in restructuring and other liabilities recorded in accrued liabilities and other noncurrent liabilities by major category were as follows (in millions).

	U.S. Networks	International Networks	Corporate and inter-segment eliminations (a)	Total
December 31, 2018	$16	$46	$46	$108
Net contract termination accruals	—	—	(6)	(6)
Net employee relocation/termination accruals	7	10	(5)	12
Cash paid	(16)	(23)	(14)	(53)
June 30, 2019	$7	$33	$21	$61

(a) $1 million and $5 million of net contract termination accruals related to lease exits were reclassified from accrued liabilities and other noncurrent liabilities, respectively, to right-of-use assets on the balance sheet upon adoption of ASU 842 on January 1, 2019.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 21. SUBSEQUENT EVENTS
On July 19, 2019, the Company closed the transaction to launch a media joint venture with Magnolia, the home and lifestyle brand led by Chip and Joanna Gaines. The multi-platform media company will be comprised of a rebranded linear television network (currently operating as DIY), a TV Everywhere app that will be released in 2020, and a subscription streaming service planned for a later date. Discovery expects to hold a 75% ownership interest in the joint venture.
NOTE 22. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of June 30, 2019 and December 31, 2018, most of the Company's outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 6.) Each of the Company, DCL and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) have the ability to conduct registered offerings of debt securities.
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
On April 3, 2018, the Company completed a non-cash transaction in which $2.3 billion aggregate principal amount of Scripps Networks outstanding debt was exchanged for Discovery senior notes (See Note 6). The exchanged Scripps Networks senior notes are fully and unconditionally guaranteed by Scripps Networks and the Company. During the three months ended June 30, 2018, the Company completed a series of senior note guaranty transactions and as a result as of June 30, 2018, the Company and Scripps Networks fully and unconditionally guarantee all of Discovery's senior notes on an unsecured basis, except for the $135 million un-exchanged Scripps Networks Senior Notes. (See Note 6.) The condensed consolidated financial statements presented below have been recast to reflect the addition of Scripps Networks as a guarantor as of and for the three and six months ended June 30, 2018 ended March 31, 2018 and to reflect conforming classification changes made in conjunction with the adoption of ASU 2016-02. (See Note 1.)
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$299	$—	$525	$324	$173	$—	$1,321
Receivables, net	—	—	—	514	1,426	914	—	2,854
Content rights, net	—	—	—	2	253	75	—	330
Prepaid expenses and other current assets	34	4	19	87	158	125	—	427
Inter-company trade receivables, net	—	33	—	87	—	—	(120)	—
Total current assets	34	336	19	1,215	2,161	1,287	(120)	4,932
Investment in and advances to subsidiaries	9,589	12,934	—	7,017	—	—	(29,540)	—
Noncurrent content rights, net	—	—	—	652	1,645	961	—	3,258
Goodwill, net	—	—	—	3,678	3,349	6,195	—	13,222
Intangible assets, net	—	—	—	238	1,213	7,721	—	9,172
Equity method investments	—	—	—	14	283	245	—	542
Other noncurrent assets, including property and equipment, net	—	49	20	831	1,268	572	(21)	2,719
Total assets	$9,623	$13,319	$39	$13,645	$9,919	$16,981	$(29,681)	$33,845
LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	$—	$7	$—	$375	$1,305	$501	$—	$2,188
Inter-company trade payables, net	—	—	—	—	87	33	(120)	—
Current portion of debt	—	58	—	1,439	189	—	—	1,686
Total current liabilities	—	65	—	1,814	1,581	534	(120)	3,874
Noncurrent portion of debt	—	77	—	14,743	3	—	—	14,823
Negative carrying amount in subsidiaries, net	—	—	3,748	—	—	2,472	(6,220)	—
Other noncurrent liabilities	2	62	—	836	874	1,729	(20)	3,483
Total liabilities	2	204	3,748	17,393	2,458	4,735	(6,360)	22,180
Redeemable noncontrolling interests	—	—	—	—	444	—	—	444
Total Discovery, Inc. stockholders' equity	9,621	13,115	(3,709)	(3,748)	7,017	12,246	(24,921)	9,621
Noncontrolling interests	—	—	—	—	—	—	1,600	1,600
Total equity	9,621	13,115	(3,709)	(3,748)	7,017	12,246	(23,321)	11,221
Total liabilities and equity	$9,623	$13,319	$39	$13,645	$9,919	$16,981	$(29,681)	$33,845

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$540	$1,362	$990	$(7)	$2,885
Costs of revenues, excluding depreciation and amortization	—	—	—	104	573	265	(4)	938
Selling, general and administrative	7	1	—	94	458	152	(3)	709
Depreciation and amortization	—	—	—	11	81	228	—	320
Restructuring and other charges	—	—	—	—	7	—	—	7
Total costs and expenses	7	1	—	209	1,119	645	(7)	1,974
Operating (loss) income	(7)	(1)	—	331	243	345	—	911
Equity in earnings of subsidiaries	953	185	685	593	—	458	(2,874)	—
Interest (expense), net	—	—	—	(166)	(1)	6	—	(161)
Loss on extinguishment of debt	—	—	—	(23)	—	—	—	(23)
(Loss) income from equity investees, net	—	—	—	(3)	(26)	9	—	(20)
Other income (expense), net	—	4	—	(10)	6	9	—	9
Income before income taxes	946	188	685	722	222	827	(2,874)	716
Income tax benefit (expense)	1	(1)	—	(37)	375	(67)	—	271
Net income	947	187	685	685	597	760	(2,874)	987
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Net income available to Discovery, Inc.	$947	$187	$685	$685	$597	$760	$(2,914)	$947

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$506	$1,385	$961	$(7)	$2,845
Costs of revenues, excluding depreciation and amortization	—	—	—	107	593	292	3	995
Selling, general and administrative	5	1	—	87	417	187	(10)	687
Depreciation and amortization	—	—	—	11	100	299	—	410
Restructuring and other charges	1	—	—	16	137	35	(2)	187
Gain on disposition	—	—	—	—	(84)	—	—	(84)
Total costs and expenses	6	1	—	221	1,163	813	(9)	2,195
Operating (loss) income	(6)	(1)	—	285	222	148	2	650
Equity in earnings (loss) of subsidiaries	222	82	154	53	—	103	(614)	—
Interest expense	—	2	—	(188)	(10)	—	—	(196)
(Loss) income from equity investees, net	—	—	—	1	(46)	5	—	(40)
Other income (expense), net	—	1	—	73	(82)	(38)	(1)	(47)
(Loss) income before income taxes	216	84	154	224	84	218	(613)	367
Income tax benefit (expense)	1	—	—	(70)	(26)	(28)	—	(123)
Net (loss) income	217	84	154	154	58	190	(613)	244
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Net (loss) income available to Discovery, Inc.	$217	$84	$154	$154	$58	$190	$(641)	$216

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$1,047	$2,658	$1,901	$(14)	$5,592
Costs of revenues, excluding depreciation and amortization	—	—	—	205	1,161	510	(8)	1,868
Selling, general and administrative	12	1	—	163	883	281	(5)	1,335
Depreciation and amortization	—	—	—	23	161	508	—	692
Restructuring and other charges	—	—	—	—	12	—	—	12
Total costs and expenses	12	1	—	391	2,217	1,299	(13)	3,907
Operating (loss) income	(12)	(1)	—	656	441	602	(1)	1,685
Equity in earnings (loss) of subsidiaries	1,340	415	905	714	—	604	(3,978)	—
Interest expense, net	—	—	—	(341)	(2)	—	—	(343)
Loss on extinguishment of debt	—	—	—	(28)	—	—	—	(28)
Income (loss) from equity investees, net	—	—	—	(2)	(28)	21	—	(9)
Other income (expense), net	—	8	—	(16)	(14)	4	—	(18)
Income before income taxes	1,328	422	905	983	397	1,231	(3,979)	1,287
Income tax benefit (expense)	3	(2)	—	(78)	326	(131)	—	118
Net income	1,331	420	905	905	723	1,100	(3,979)	1,405
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(65)	(65)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Net income available to Discovery, Inc.	$1,331	$420	$905	$905	$723	$1,100	$(4,053)	$1,331

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$994	$2,934	$1,234	$(10)	$5,152
Costs of revenues, excluding depreciation and amortization	—	—	—	214	1,459	384	(2)	2,055
Selling, general and administrative	31	—	—	167	853	253	(8)	1,296
Depreciation and amortization	—	—	—	28	193	382	—	603
Restructuring and other charges	9	—	—	59	235	127	(2)	428
Gain on disposition	—	—	—	—	(84)	—	—	(84)
Total costs and expenses	40	—	—	468	2,656	1,146	(12)	4,298
Operating (loss) income	(40)	—	—	526	278	88	2	854
Equity in earnings (loss) of subsidiaries	239	38	225	62	—	150	(714)	—
Interest expense	—	(4)	—	(345)	(22)	(2)	—	(373)
(Loss) income from equity investees, net	—	—	—	1	(77)	14	—	(62)
Other income (expense), net	—	2	—	49	(78)	(41)	(1)	(69)
(Loss) income before income taxes	199	36	225	293	101	209	(713)	350
Income tax benefit (expense)	9	—	—	(68)	(28)	(16)	—	(103)
Net (loss) income	208	36	225	225	73	193	(713)	247
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Net (loss) income available to Discovery, Inc.	$208	$36	$225	$225	$73	$193	$(752)	$208

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$947	$187	$685	$685	$597	$760	$(2,874)	$987
Other comprehensive (loss) income adjustments, net of tax:								—
Currency translation	10	14	(4)	(4)	(20)	12	2	10
Derivatives	(28)	—	(28)	(28)	(28)	(19)	103	(28)
Comprehensive income	929	201	653	653	549	753	(2,769)	969
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Comprehensive income attributable to Discovery, Inc.	$929	$201	$653	$653	$549	$753	$(2,810)	$928

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$217	$84	$154	$154	$58	$190	$(613)	$244
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(206)	(197)	(49)	(49)	(64)	(230)	589	(206)
Derivatives	29	—	29	29	29	19	(106)	29
Comprehensive (loss) income	40	(113)	134	134	23	(21)	(130)	67
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Comprehensive income attributable to redeemable noncontrolling interests	2	—	2	2	2	1	(14)	(5)
Comprehensive (loss) income attributable to Discovery, Inc.	$42	$(113)	$136	$136	$25	$(20)	$(167)	$39

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$1,331	$420	$905	$905	$723	$1,100	$(3,979)	$1,405
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(59)	(3)	(56)	(56)	(55)	(40)	210	(59)
Derivatives	(39)	—	(39)	(39)	(39)	(26)	143	(39)
Comprehensive income	1,233	417	810	810	629	1,034	(3,626)	1,307
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(65)	(65)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Comprehensive income attributable to Discovery, Inc.	$1,233	$417	$810	$810	$629	$1,034	$(3,701)	$1,232

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$208	$36	$225	$225	$73	$193	$(713)	$247
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(203)	(177)	(26)	(26)	(41)	(194)	464	(203)
Derivatives	24	—	24	24	24	16	(88)	24
Comprehensive (loss) income	29	(141)	223	223	56	15	(337)	68
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Comprehensive (loss) income attributable to Discovery, Inc.	$29	$(141)	$223	$223	$56	$15	$(376)	$29

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019 (in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$(23)	$(12)	$3	$(14)	$472	$790	$—	$1,216
Investing Activities
Business acquisitions, net of cash acquired	—	—	—	—	(60)	—	—	(60)
Investments in and advances to equity investments	—	—	—	(36)	(88)	(23)	—	(147)
Proceeds from dissolution of joint venture	—	60	—	—	—	45	—	105
Purchases of property and equipment	—	—	—	(5)	(95)	(22)	—	(122)
Inter-company distributions, and other investing activities, net	—	—	—	20	—	4	(20)	4
Cash provided by (used in) investing activities	—	60	—	(21)	(243)	4	(20)	(220)
Financing Activities
Commercial paper borrowings, net	—	—	—	—	173	—	—	173
Principle repayments of revolving credit facility	—	—	—	—	(225)	—	—	(225)
Borrowings from debt, net of discount and including premiums	—	—	—	1,482	—	—	—	1,482
Principal repayments of debt, including discount payment and premiums to par value	—	(107)	—	(1,633)	—	—	—	(1,740)
Principal repayments of finance lease obligations	—	—	—	(5)	(19)	(2)	—	(26)
Distributions to noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	(10)	(181)	—	(191)
Share-based plan (payments) proceeds, net	(11)	—	—	—		—	—	(11)
Cash prepayments for common stock repurchase contracts, net	(79)	—	—	—		—		(79)
Repayments under program financing line of credit, net	—	—	—	—	(6)	—	—	(6)
Inter-company contributions (distributions) and other financing activities, net	113	43	(3)	655	(274)	(574)	20	(20)
Cash used in (provided by) financing activities	23	(64)	(3)	499	(361)	(757)	20	(643)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(19)	1	—	(18)
Net change in cash and cash equivalents	—	(16)	—	464	(151)	38	—	335
Cash and cash equivalents, beginning of period	—	315	—	61	475	135	—	986
Cash and cash equivalents, end of period	$—	$299	$—	$525	$324	$173	$—	$1,321

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018 (in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(100)	$(14)	$(8)	$156	$405	$277	$—	$716
Investing Activities
Business acquisitions, net of cash acquired	(8,714)	54	—	—	—	95	—	(8,565)
(Payments for) proceeds from investments	—	—	—	(10)	(45)	7	—	(48)
Proceeds from dispositions, net of cash disposed	—	—	—	—	107	—	—	107
Purchases of property and equipment	—	—	—	(12)	(56)	(14)	—	(82)
Payments for derivative instruments, net	—	—	—	—	1	—	—	1
Other investing activities, net	—	7	—	8	5	(8)	(8)	4
Cash (used in) provided by investing activities	(8,714)	61	—	(14)	12	80	(8)	(8,583)
Financing Activities
Commercial paper borrowings	—	—	—	579	—	—	—	579
Principal repayments of revolving credit facility	—	—	—	—	(50)	—	—	(50)
Borrowings under term loan agreements	—	—	—	2,000	—	—	—	2,000
Principal (repayments) borrowings of term loans	—	—	—	(1,500)	—	—	—	(1,500)
Principal repayments of capital lease obligations	—	—	—	(4)	(17)	(4)	—	(25)
Distributions to redeemable noncontrolling interests	—	—	—	(19)	(2)	(38)	—	(59)
Share-based plan proceeds, net	26	—	—	—	—	—	—	26
Borrowing under program financing line of credit	—	—	—	23	—	—	—	23
Other financing activities, net	8,788	—	8	(7,996)	(589)	(236)	8	(17)
Cash provided by (used in) financing activities	8,814	—	8	(6,917)	(658)	(278)	8	977
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(22)	(5)	—	(27)
Net change in cash and cash equivalents	—	47	—	(6,775)	(263)	74	—	(6,917)
Cash and cash equivalents, beginning of period	—	—	—	6,800	509	—	—	7,309
Cash and cash equivalents, end of period	$—	$47	$—	$25	$246	$74	$—	$392

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
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated GO applications, digital distribution arrangements and content licensing arrangements. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to approximately 4 billion cumulative subscribers and viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in nearly 50 languages. Our global portfolio of networks includes prominent nonfiction television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery, Science Channel, and MotorTrend (previously known as Velocity domestically and currently known as Turbo internationally). As a result of the acquisition of Scripps Networks Interactive, Inc. ("Scripps Networks"), we also added a portfolio of networks that include Food Network, HGTV, Travel Channel, and TVN, a Polish media company. Our portfolio also includes Eurosport, a leading sports entertainment provider and broadcaster of the Olympic Games (the "Olympics") across Europe, as well as Discovery Kids, a leading children's entertainment brand in Latin America. We participate in joint ventures including Group Nine Media ("Group Nine"), a digital media holding company home to top digital brands including NowThis News, the Dodo, Thrillist, and Seeker. We operate production studios, and prior to the sale of our Education Business on April 30, 2018, we sold curriculum-based education products and services. (See Note 2 to the accompanying consolidated financial statements.)
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

Scripps Networks
On March 6, 2018, Discovery acquired Scripps Networks (the "Scripps Networks acquisition"). Scripps Networks was a global media company with lifestyle-oriented content, such as home, food, and travel-related programming. The Scripps Networks portfolio of networks included HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel, Great American Country and TVN S.A.’s (“TVN”) portfolio of networks outside the United States. Additionally, outside the United States, Scripps Networks participated in UKTV, a joint venture with BBC Worldwide Limited (the “BBC”). The consideration for the Scripps Networks acquisition consisted of: (i) for Scripps Networks shareholders that did not make an election or elected to receive the mixed consideration, $65.82 in cash and 1.0584 shares of Discovery Series C common stock for each Scripps Networks share, (ii) for Scripps Networks shareholders that elected to receive the cash consideration, $90.00 in cash for each Scripps Networks share, and (iii) for Scripps Networks shareholders that elected to receive the stock consideration, 3.9392 shares of Discovery Series C common stock for each Scripps Networks share.
In connection with the Scripps Networks acquisition, on September 21, 2017, Discovery Communications, LLC ("DCL") issued several series of senior notes to partially fund the Scripps Networks acquisition with an aggregate principal amount of $6.8 billion and entered into two term loan facilities with an aggregate principal amount of $2.0 billion. The Company applied the acquisition method of accounting to Scripps Networks' business, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill.

RESULTS OF OPERATIONS
The discussion below compares our actual results for the three months ended June 30, 2019 to the three months ended June 30, 2018, as well as our actual results for the six months ended June 30, 2019 to pro forma combined results for the six months ended June 30, 2018, as if the Scripps Networks acquisition occurred on January 1, 2017. Scripps Networks was acquired on March 6, 2018. Management believes reviewing our actual operating results in addition to combined pro forma results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our combined U.S. Networks, International Networks and Corporate and Inter-Segment Eliminations pro forma information is based on the historical operating results of the respective businesses as applicable to each segment and includes adjustments directly attributable to the prior year Scripps Networks acquisition as if it had occurred on January 1, 2017, such as:

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

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,
	2019	2018	Change
Revenues:			$	%
Advertising	$1,619	$1,563	$56	4%
Distribution	1,206	1,186	20	2%
Other	60	96	(36)	(38)%
Total revenues	2,885	2,845	40	1%
Costs of revenues, excluding depreciation and amortization	938	995	(57)	(6)%
Selling, general and administrative	709	687	22	3%
Depreciation and amortization	320	410	(90)	(22)%
Restructuring and other charges	7	187	(180)	(96)%
Gain on disposition	—	(84)	84	NM
Total costs and expenses	1,974	2,195	(221)	(10)%
Operating income	911	650	261	40%
Interest expense, net	(161)	(196)	35	(18)%
Loss on extinguishment of debt	(23)	—	(23)	NM
Loss from equity investees, net	(20)	(40)	20	(50)%
Other income (expense), net	9	(47)	56	NM
Income before income taxes	716	367	349	95%
Income tax benefit (expense)	271	(123)	394	NM
Net income	987	244	743	NM
Net income attributable to noncontrolling interests	(36)	(23)	(13)	57%
Net income attributable to redeemable noncontrolling interests	(4)	(5)	1	(20)%
Net income available to Discovery, Inc.	$947	$216	$731	NM

	Six Months Ended June 30,
	2019		2018
	Actual		Actual	Pro Forma Adjustments (a)	Pro Forma Combined (a)	Actual Change		Pro Forma Combined Change
						$	%	$	%
Revenues:
Advertising	$3,034		$2,575	$426	$3,001	$459	18%	$33	1%
Distribution	2,430		2,237	177	2,414	193	9%	16	1%
Other	128		340	19	359	(212)	(62)%	(231)	(64)%
Total revenues	5,592		5,152	622	5,774	440	9%	(182)	(3)%
Costs of revenues, excluding depreciation and amortization	1,868		2,055	205	2,260	(187)	(9)%	(392)	(17)%
Selling, general and administrative	1,335		1,296	130	1,426	39	3%	(91)	(6)%
Depreciation and amortization	692		603	64	667	89	15%	25	4%
Restructuring and other charges	12		428	10	438	(416)	(97)%	(426)	(97)%
Gain on disposition	—		(84)	—	(84)	84	NM	84	NM
Total costs and expenses	3,907		4,298	409	4,707	(391)	(9)%	(800)	(17)%
Operating income	1,685	—	854	213	1,067	831	NM	618	NM
Interest expense, net	(343)		(373)			30	(8)%
Loss on extinguishment of debt	(28)		—			(28)	NM
Loss from equity investees, net	(9)		(62)			53	NM
Other expense, net	(18)		(69)			51	(74)%
Income before income taxes	1,287		350			937	NM
Income tax benefit (expense)	118		(103)			221	NM
Net income	1,405		247			1,158	NM
Net income attributable to noncontrolling interests	(65)		(28)			(37)	NM
Net income attributable to redeemable noncontrolling interests	(9)		(11)			2	(18)%
Net income available to Discovery, Inc.	1,331		208			1,123	NM

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
Advertising revenue increased 4% and 18% for the three and six months ended June 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 6% and 21% for the three and six months ended June 30, 2019, respectively. The increase for the three months ended June 30, 2019 was a result of an increase of 6% at U.S. Networks, partially offset by a decrease of 1% at International Networks. The increase for the six months ended June 30, 2019 was primarily due to the prior year Scripps Networks acquisition. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, advertising revenue increased 3% for the six months ended June 30, 2019, as a result of an increase of 5% at U.S. Networks.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from subscription video on demand ("SVOD") content licensing and other emerging forms of digital distribution.

Distribution revenue increased 2% and 9% for the three and six months ended June 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 4% and 12% for the three and six months ended June 30, 2019, respectively. The increase for the three months ended June 30, 2019 was a result of an increase of 5% at U.S. Networks, partially offset by a 3% decrease of International Networks. The increase for the six months ended June 30, 2019 was primarily due to the acquisition of Scripps Networks. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, distribution revenue increased 4% for the six months ended June 30, 2019. The increase was driven by increases of 5% and 2% at U.S. Networks and International Networks, respectively.
Other revenue decreased 38% and 62% for the three and six months ended June 30, 2019, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, other revenue decreased 62% for the six months ended June 30, 2019. The decrease for the three months ended June 30, 2019 was primarily due to the sale of the Education Business on April 30, 2018. For both as reported and pro forma combined results, excluding the impact of foreign currency fluctuations, the decreases in other revenue for the six months ended June 30, 2019, were primarily attributable to the impact of sublicensing of Olympics sports rights in 2018.
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
Costs of revenues decreased 6% and 9% for the three and six months ended June 30, 2019, respectively, due to content synergies related to the integration of Scripps Networks. Content expense excluding the impact of foreign currency fluctuations was $686 million and $731 million for three months ended June 30, 2019 and 2018, respectively, and $1.4 billion and $1.5 billion for the six months ended June 30, 2019 and 2018, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, costs of revenues decreased 15% for the six months ended June 30, 2019. The results were due to a decrease of 17% and 10% at International Networks and U.S. Networks, respectively. Pro forma combined content expense, excluding the impact of foreign currency fluctuations, was $1.4 billion and $1.6 billion for the six months ended June 30, 2019 and 2018, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees.
Selling, general and administrative expenses increased 3% and 3% for the three and six months ended June 30, 2019, respectively. The increase for the three months ended June 30, 2019 was due to an increase of 10% at International Networks, partially offset by a decrease of 4% at U.S. Networks. The increase for the six months ended June 30, 2019 was primarily due to the acquisition of Scripps Networks. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 1% for the six months ended June 30, 2019.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization decreased 22% and increased 15% for the three and six months ended June 30, 2019, respectively. The decrease for the three months ended June 30, 2019 is primarily attributable to amortization related to the advertising revenue backlog intangible recorded as part of the acquisition of Scripps Networks, which had a one-year useful life and was fully amortized during the first quarter of 2019. The increase for the six months ended June 30, 2019 was primarily due to the impact of the acquisition of Scripps Networks.
Restructuring and Other Charges
Restructuring and other charges were $7 million and $12 million for the three and six months ended June 30, 2019, as compared to $187 million and $428 million for the three and six months ended June 30, 2018. The restructuring and other charges for the three and six months ended June 30, 2018 included involuntary severance actions associated with the integration of Scripps Networks, content impairments associated with changes in programming strategies, costs associated with the termination of long-term programming arrangements, and lease exit costs during the three and six months ended June 30, 2018. (See Note 20 to the accompanying consolidated financial statements.)

Interest Expense, net
Interest expense decreased 18% and 8% for the three and six months ended June 30, 2019, respectively. The decrease for the three and six months ended June 30, 2019 was primarily attributable to interest income related to the change in fair value of the Company's cross currency swaps. (See Note 8 to the accompanying consolidated financial statements.)
Loss from equity investees, net
We reported losses from our equity method investees of $20 million and $9 million for the three and six months ended June 30, 2019, respectively, as compared to losses of $40 million and $62 million for the three and six months ended June 30, 2018, respectively. The improvement was primarily due to income from investments in limited liability companies that sponsor renewable energy projects related to solar energy, and to a lesser extent the inclusion of equity earnings from investments acquired in connection with the acquisition of Scripps Networks. (See Note 3 to the accompanying consolidated financial statements.)
Other Income (Expense), net
The table below presents the details of other income (expense), net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency income (losses), net	$2	$(47)	$(7)	$(51)
Gains (losses) on derivative instruments, net	11	5	(23)	10
Change in the value of common stock investments with readily determinable fair value	(17)	(5)	(17)	(43)
Gain on sale of equity method investments	10	—	10	—
Remeasurement gain on previously held equity interest	6	—	14	—
Interest income	—	—	—	15
Other (expense) income, net	(3)	—	5	—
Total other income (expense), net	$9	$(47)	$(18)	$(69)

Income Tax (Benefit)Expense
The following tables reconcile the U.S. federal statutory income tax rate to our effective income tax rate.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
U.S. federal statutory income tax provision	$150	21%	$77	21%	$270	21%	$73	21%
State and local income taxes, net of federal tax benefit	17	2%	13	3%	37	3%	5	2%
Effect of foreign operations	24	3%	11	3%	35	3%	15	4%
Change in uncertain tax positions	4	1%	25	7%	10	1%	27	7%
Legal entity restructuring, deferred tax impact	(455)	(64)%	—	—%	(455)	(36)%	—	—%
Renewable energy investments tax credits (See Note 3)	—	—%	(3)	(1)%	—	—%	(3)	(1)%
Noncontrolling interest adjustment	(16)	(2)%	(4)	(1)%	(28)	(2)%	(4)	(1)%
U.S. legislative changes	—	—%	—	—%	—	—%	(19)	(5)%
Other, net	5	1%	4	1%	13	1%	9	2%
Income tax (benefit) expense	$(271)	(38)%	$123	33%	$(118)	(9)%	$103	29%

The decrease in income tax expense for the three and six months ended June 30, 2019 was primarily attributable to the discrete, one-time, non-cash deferred tax benefit of $455 million from legal entity restructurings discussed below and a decrease in provision for uncertain tax positions. The decrease is partially offset by an increase in income during the three and six months ended June 30, 2019. Additionally, the income tax expense for the six months ended June 30, 2018 included a discrete tax benefit from U.S. legislative changes that extended the accelerated deduction of qualified film productions and a reduction in reserves for uncertain tax positions following the favorable resolution of multi-year state tax positions. Both favorable items did not recur in 2019. The effective tax rate was (38)% and (9)% for the three and six months ended June 30, 2019, respectively, and 33% and 29% for the three and six months ended June 30, 2018, respectively.

We carried out numerous internal transactions during the six months ended June 30, 2019 that were intended to integrate assets acquired from the Scripps Networks business with the Discovery business; streamline and simplify our corporate entity structures; simplify our internal financing structures; respond to the expected exit of the United Kingdom from the European Union; make our managerial structures and processes more efficient and nimble; and reduce costs associated with the maintenance of legal entities. These transactions included mergers, liquidations, and intercompany sales among members of the consolidated Discovery group. Some of these transactions have resulted in changes in certain of our deferred tax items, which are based on differences between the book versus tax bases of the assets and liabilities and on certain tax attributes, such as net operating loss carryovers. The items involved in these restructurings relate to a variety of jurisdictions in our International Networks segment. Recent changes in accounting for intercompany transactions have also impacted our effective tax rate. For example, following our adoption of Accounting Standards Update 2016-16, effective January 1, 2018, the income tax effects of intercompany transfers will be recognized in the period in which the transfer occurs, rather than amortized over time, which will increase the impact of such transfers on our effective tax rate in the periods in which the transfers occur. Moreover, U.S. tax reform has a continued effect as the U.S. Treasury Department issues final regulations clarifying application of the new law; and several tax controversies have come to resolution. The net effect of the various changes in our deferred tax balances and related valuation allowances has been the recognition of a one-time, non-cash deferred income tax benefit of $455 million during the three months ended June 30, 2019.
Segment Results of Operations
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted Operating Income Before Depreciation and Amortization ("Adjusted OIBDA"). Adjusted OIBDA is defined as operating income excluding: (i) share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks, and (viii) other items impacting comparability, such as the non-cash settlement of a withholding tax claim. (See Note 18 to the accompanying consolidated financial statements.) We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps Networks acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. We also exclude the depreciation of fixed assets and amortization of intangible assets as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Additional financial information for our reportable segments is set forth in Note 19 to the accompanying consolidated financial statements.
Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with US Generally Accepted Accounting Principles.
Effective January 1, 2019, our definition of Adjusted OIBDA was modified to exclude all share-based compensation, whereas only mark-to-market share-based compensation was previously excluded. Over time, the Company has moved to a higher percentage of equity-classified awards (in lieu of liability-classified awards, which require mark-to-market accounting) under its stock incentive plans and expects to continue this practice in future periods. Since most equity classified awards are non-cash expenses not entirely under management control, we have elected to exclude all share-based compensation from Adjusted OIBDA beginning in 2019. The revised definition of Adjusted OIBDA will be used by our chief operating decision maker in evaluating segment performance in 2019. Accordingly, prior period amounts have been recast to reflect the current definition.

The tables below present our reconciliation of consolidated net income available to Discovery, Inc. to Total Adjusted OIBDA and Adjusted OIBDA by segment (in millions).

	Three Months Ended June 30,
	2019	2018	% Change
Net income available to Discovery, Inc.	$947	$216	NM
Net income attributable to redeemable noncontrolling interests	4	5	(20)%
Net income attributable to noncontrolling interests	36	23	57%
Income tax (benefit) expense	(271)	123	NM
Other (income) expense, net	(9)	47	NM
Loss from equity investees, net	20	40	(50)%
Loss on extinguishment of debt	23	—	NM
Interest expense, net	161	196	(18)%
Operating income	911	650	40%
Restructuring and other charges	7	187	(96)%
Depreciation and amortization	320	410	(22)%
Share-based compensation	39	34	15%
Scripps Networks transaction and integration costs	4	25	(84)%
Gain on disposition	—	(84)	(100)%
Total Adjusted OIBDA	$1,281	$1,222	5%

Adjusted OIBDA
U.S. Networks	$1,126	$983	15%
International Networks	286	336	(15)%
Other	1	—	NM
Corporate and inter-segment eliminations	(132)	(97)	36%
Total Adjusted OIBDA	$1,281	$1,222	5%

	Six Months Ended June 30,
	2019	2018	% Change
Net income available to Discovery, Inc.	$1,331	$208	540%
Net income attributable to redeemable noncontrolling interests	9	11	(18)%
Net income attributable to noncontrolling interests	65	28	132%
Income tax (benefit) expense	(118)	103	(215)%
Other expense, net	18	69	NM
Loss from equity investees, net	9	62	NM
Loss on extinguishment of debt	28	—	NM
Interest expense	343	373	NM
Operating income	1,685	854	97%
Restructuring and other charges	12	428	(97)%
Depreciation and amortization	692	603	15%
Share-based compensation	69	49	41%
Scripps Networks transaction and integration costs	11	81	(86)%
Settlement of a withholding tax claim	(29)	—	NM
Gain on disposition	—	(84)	(100)%
Total Adjusted OIBDA	$2,440	$1,931	26%

Adjusted OIBDA
U.S. Networks	$2,187	$1,635	34%
International Networks	505	473	7%
Other	2	3	(33)%
Corporate and inter-segment eliminations	(254)	(180)	(41)%
Total Adjusted OIBDA	$2,440	$1,931	26%

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Revenues:
U.S. Networks	$1,863	$1,780	5%	$3,615	$2,954	22%
International Networks	1,020	1,051	(3)%	1,972	2,149	(8)%
Other	2	14	(86)%	5	49	(90)%
Corporate and inter-segment eliminations	—	—	NM	—	—	NM
Total revenues	2,885	2,845	1%	5,592	5,152	9%
Costs of revenues, excluding depreciation and amortization	938	995	(6)%	1,868	2,055	(9)%
Selling, general and administrative (a)	666	628	6%	1,284	1,166	10%
Adjusted OIBDA	$1,281	$1,222	5%	$2,440	$1,931	26%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018
				Actual	Actual	Pro Forma Adjustments (b)	Pro Forma Combined (b)	Actual Change		Pro Forma Combined Change
Revenues:								$	%	$	%
Advertising	$1,153	$1,090	6%	$2,175	$1,717	$357	$2,074	$458	27%	$101	5%
Distribution	688	654	5%	1,385	1,168	155	1,323	217	19%	62	5%
Other	22	36	(39)%	55	69	6	75	(14)	(20)%	(20)	(27)%
Total revenues	1,863	1,780	5%	3,615	2,954	518	3,472	661	22%	143	4%
Costs of revenues, excluding depreciation and amortization	441	490	(10)%	863	811	152	963	52	6%	(100)	(10)%
Selling, general and administrative (a)	296	307	(4)%	565	508	109	617	57	11%	(52)	(8)%
Total Adjusted OIBDA	1,126	983	15%	2,187	1,635	257	1,892	552	34%	295	16%
Share-based compensation	—	—	NM	—	—	2	2	—	NM	(2)	NM
Depreciation and amortization	222	295	(25)%	495	395	44	439	100	25%	56	13%
Restructuring and other charges	3	19	(84)%	7	53	6	59	(46)	(87)%	(52)	(88)%
Scripps Networks transaction and integration costs	—	4	(100)%	—	4	—	4	(4)	(100)%	(4)	NM
Inter-segment eliminations	3	(2)	NM	—	1	(4)	(3)	(1)	NM	3	NM
Operating income	$898	$667	35%	$1,685	$1,182	$209	$1,391	$503	43%	$294	21%

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
Revenues
Advertising revenue for the three and six months ended June 30, 2019 increased 6% and 27%, respectively. The increase for the three months ended June 30, 2019, was primarily attributable to increases in pricing, and, to a lesser extent, inventory and the continued monetization of digital content offerings, partially offset by lower overall ratings and the impact of audience declines on our linear networks. The increase for the six months ended June 30, 2019, was primarily due to the prior year acquisition of Scripps Networks. On a pro forma combined basis, advertising revenue increased 5% for the six months ended June 30, 2019, primarily attributable to an increase in pricing, volume, and continued monetization of digital content offerings, partially offset by lower overall ratings and the impact of audience declines on our linear networks.
Distribution revenue increased 5% and 19% for the three and six months ended June 30, 2019, respectively. The increase for the three months ended June 30, 2019 was primarily attributable to increases in contractual affiliate rates and additional carriage on streaming platforms, partially offset by a decline in overall subscribers. The increase for the six months ended June 30, 2019, was primarily due to the prior year acquisition of Scripps Networks. On a pro forma combined basis, distribution revenue increased 5% for the six months ended June 30, 2019, due to increases in contractual affiliate rates and additional carriage on streaming platforms, partially offset by a decline in overall subscribers. Total portfolio subscribers at June 30, 2019 were 3% lower than at June 30, 2018, while subscribers to our fully distributed networks were consistent with the prior year.

Other revenues decreased $14 million and $20 million for the three and six months ended June 30, 2019, respectively.
Costs of Revenues
Costs of revenues decreased 10% and increased 6% for the three and six months ended June 30, 2019, respectively. The decrease for the three months ended June 30, 2019 was primarily attributable to lower content amortization due to content synergies related to the integration of Scripps Networks. The increase for the six months ended June 30, 2019 was primarily due to the prior year acquisition of Scripps Networks. Content expense was $371 million and $418 million for the three months ended June 30, 2019 and 2018, respectively, and $736 million and $693 million for the six months ended June 30, 2019 and 2018. On a pro forma combined basis, costs of revenues decreased 10% for the six months ended June 30, 2019, primarily attributable to lower content amortization due to content synergies related to the integration of Scripps Networks. On a pro forma combined basis, content expense was $822 million for the six months ended June 30, 2018.
Selling, General and Administrative
Selling, general and administrative expenses decreased 4% and increased 11% for the three and six months ended June 30, 2019, respectively. The decrease for the three months ended June 30, 2019, was primarily attributable to reductions in personnel costs due to restructuring and the integration of Scripps Networks, partially offset by higher marketing expenses. The increase for the six months ended June 30, 2019, was primarily due to the prior year acquisition of Scripps Networks. On a pro forma combined basis, selling, general and administrative expenses decreased 8% for the six months ended June 30, 2019, primarily as a result of reductions in personnel costs from the restructuring and integration of Scripps Networks.
Adjusted OIBDA
Adjusted OIBDA increased 15% and 34% for the three and six months ended June 30, 2019, respectively. On a pro forma combined basis, adjusted OIBDA increased 16% for the six months ended June 30, 2019, primarily due to the factors described above.
International Networks
The following tables present, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018			Actual Change		Pro Forma Combined Change
				Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenues:
Advertising	$466	$473	(1)%	$859	$858	$69	$927	$1	—%	$(68)	(7)%
Distribution	518	532	(3)%	1,045	1,069	22	1,091	(24)	(2)%	(46)	(4)%
Other	36	46	(22)%	68	222	13	235	(154)	(69)%	(167)	(71)%
Total revenues	1,020	1,051	(3)%	1,972	2,149	104	2,253	(177)	(8)%	(281)	(12)%
Costs of revenues, excluding depreciation and amortization	497	499	—%	1,004	1,226	53	1,279	(222)	(18)%	(275)	(22)%
Selling, general and administrative	237	216	10%	463	450	26	476	13	3%	(13)	(3)%
Total Adjusted OIBDA	286	336	(15)%	505	473	25	498	32	7%	7	1%
Depreciation and amortization	82	83	(1)%	164	150	19	169	14	9%	(5)	(3)%
Restructuring and other charges	6	146	(96)%	10	246	2	248	(236)	(96)%	(238)	(96)%
Inter-segment eliminations	18	5	NM	21	6	3	9	15	NM	12	NM
Settlement of a withholding tax claim	—	—	NM	(29)	—	—	—	(29)	NM	(29)	NM
Operating income	$180	$102	76%	$339	$71	$1	$72	$268	NM	$267	NM

Revenues
Advertising revenue decreased 1% and was flat for the three and six months ended June 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 5% and 8% for the three and six months ended June 30, 2019, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, advertising revenue was flat for the six months ended June 30, 2019. As reported results, excluding the impact of foreign currency fluctuations, for the three months ended June 30, 2019, were primarily attributable to higher pricing in certain markets in Europe and to a lesser extent, the consolidation of the UKTV Lifestyle Business and expansion of our digital content offerings. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, for the six months ended June 30, 2019, the aforementioned factors were offset by the impact of the Olympics in 2018.
Distribution revenue decreased 3% and 2% for the three and six months ended June 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 3% and 4% for the three and six months ended June 30, 2019, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, distribution revenue increased 2% for the six months ended June 30, 2019. As reported results, excluding the impact of foreign currency fluctuations, for the three months ended June 30, 2019, were attributable to growth in Latin America, primarily due to contractual price increases and subscriber growth resulting from new channel launches and the timing of certain content licensing arrangements, and subscriber growth in certain European markets. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, for the six months ended June 30, 2019, the increase is primarily attributable to higher pricing and subscribers in Latin America, growth in pricing and an increase in subscribers to our linear networks and digital subscription services in Europe, partially offset by a decline in the timing of digital licensing revenues in Asia.
Other revenue decreased $10 million and $154 million for the three and six months ended June 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, other revenue decreased $8 million for the three months ended June 30, 2019. For both as reported and pro forma combined results, excluding the impact of foreign currency fluctuations, other revenue decreased $140 million and $153 million for the six months ended June 30, 2019, respectively, primarily attributable to the impact of sublicensing of Olympics sports rights in 2018.
Costs of Revenues
Costs of revenues were flat and decreased 18% for the three and six months ended June 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues increased 4% and decreased 13% for the three and six months ended June 30, 2019, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, costs of revenues decreased 17% for the six months ended June 30, 2019. As reported results, excluding the impact of foreign currency fluctuations, for the three months ended June 30, 2019, were primarily attributable to higher costs associated with our expanded digital content offerings and to a lesser extent, the Company's recent consolidation of the UKTV Lifestyle Business. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, for the six months ended June 30, 2019, the decrease was primarily attributable to the impact of costs related to the Olympics in 2018, partially offset by higher costs related to our expanded digital content offerings and consolidation of the UKTV Lifestyle Business.
Content expense, excluding the impact of foreign currency fluctuations, was $314 million and $312 million for the three months ended June 30, 2019 and 2018, respectively, and $648 million and $778 million for the six months ended June 30, 2019 and 2018, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, content expense was $787 million for the six months ended June 30, 2018.
Selling, General and Administrative
Selling, general and administrative expenses increased 10% and 3% for the three and six months ended June 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 16% and 10% for the three and six months ended June 30, 2019, respectively, primarily due to higher professional services fees, technology costs and personnel costs as a result of our expanded digital content offerings. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 7% for the six months ended June 30, 2019, primarily due to the aforementioned factors, partially offset by the impact of marketing related expenses for the Olympics and certain channel launches in Asia in 2018.
Adjusted OIBDA
Adjusted OIBDA decreased 15% and increased 7% for the three and six months ended June 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, adjusted OIBDA decreased 7% and increased 18% for the three and six months ended June 30, 2019, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, adjusted OIBDA increased 11% for the six months ended June 30, 2019, primarily due to the factors described above.

Other
The following table presents, for Other, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Revenues	$2	$14	(86)%	$5	$49	(90)%
Costs of revenues, excluding depreciation and amortization	—	6	(100)%	—	17	(100)%
Selling, general and administrative	1	8	(88)%	3	29	(90)%
Adjusted OIBDA	1	—	NM	2	3	(33)%
Depreciation and amortization	—	1	(100)%	—	3	(100)%
Restructuring and other charges	—	1	(100)%	—	1	100%
(Gain) loss on disposition	—	(84)	(100)%	—	(84)	100%
Inter-segment eliminations	(4)	(3)	33%	(6)	(7)	(14)%
Operating income	$5	$85	(94)%	$8	$90	(91)%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018			Actual Change		Pro Forma Combined Change
				Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Costs of revenues, excluding depreciation and amortization	$—	$—	—%	$1	$1	—	$1	—	—%	—	—%
Selling, general and administrative	132	97	36%	253	179	19	198	74	41%	55	28%
Adjusted OIBDA	(132)	(97)	(36)%	(254)	(180)	(19)	(199)	(74)	(41)%	(55)	(28)%
Share-based compensation	39	34	15%	69	49	3	52	20	NM	17	33%
Depreciation and amortization	16	31	(48)%	33	55	1	56	(22)	(40)%	(23)	(41)%
Restructuring and other charges	(2)	21	NM	(5)	128	2	130	(133)	NM	(135)	NM
Scripps Networks transaction and integration costs	4	21	(81)%	11	77	(28)	49	(66)	(86)%	(38)	(78)%
Inter-segment eliminations	(17)	—	NM	(15)	—	—	—	(15)	NM	(15)	NM
Operating loss	$(172)	$(204)	16%	$(347)	$(489)	$3	$(486)	$142	29%	$139	29%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation, and transaction and integration costs related to the acquisition of Scripps Networks.
Adjusted OIBDA decreased 36% and 41% for the three and six months ended June 30, 2019, respectively. Compared to pro forma combined results for the six months ended June 30, 2018, Adjusted OIBDA decreased 28%. The decreases were primarily due to higher technology costs and higher professional services fees.

Foreign Exchange Impacting Comparability
The impact of exchange rates on our business is an important factor in understanding period-to-period comparisons of our results. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. We believe the presentation of results on a constant currency basis ("ex-FX"), in addition to results reported in accordance with GAAP provides useful information about our operating performance because the presentation ex-FX excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of results on a constant currency basis should be considered in addition to, but not a substitute for, measures of financial performance reported in accordance with GAAP.
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
The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended June 30,
	2019	2018	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$1,619	$1,563	4%	6%
Distribution	1,206	1,186	2%	4%
Other	60	96	(38)%	(35)%
Total revenues	2,885	2,845	1%	4%
Costs of revenues, excluding depreciation and amortization	938	995	(6)%	(4)%
Selling, general and administrative	666	628	6%	8%
Adjusted OIBDA	$1,281	$1,222	5%	7%

	Six Months Ended June 30,
	2019	2018	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$3,034	$2,575	18%	21%
Distribution	2,430	2,237	9%	12%
Other	128	340	(62)%	(60)%
Total revenues	5,592	5,152	9%	12%
Costs of revenues, excluding depreciation and amortization	1,868	2,055	(9)%	(6)%
Selling, general and administrative	1,284	1,166	10%	13%
Adjusted OIBDA	$2,440	$1,931	26%	29%

The impact of foreign currency on the comparability of our financial results for International Networks for the three and six months ended June 30, 2019 is as follows (dollar amounts in millions).

	Three Months Ended June 30,
	2019	2018	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$466	$473	(1)%	5%
Distribution	518	532	(3)%	3%
Other	36	46	(22)%	(18)%
Total revenues	1,020	1,051	(3)%	3%
Costs of revenues, excluding depreciation and amortization	497	499	—%	4%
Selling, general and administrative	237	216	10%	16%
Adjusted OIBDA	$286	$336	(15)%	(7)%

	Six Months Ended June 30,
	2019	2018	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$859	$858	—%	8%
Distribution	1,045	1,069	(2)%	4%
Other	68	222	(69)%	(67)%
Total revenues	1,972	2,149	(8)%	(1)%
Costs of revenues, excluding depreciation and amortization	1,004	1,226	(18)%	(13)%
Selling, general and administrative	463	450	3%	10%
Adjusted OIBDA	$505	$473	7%	18%
FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2019, we funded our working capital needs primarily through cash flows from operations. As of June 30, 2019, we had $1.3 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice. Access to sufficient capital from the public market is not assured.

•	Debt
Senior Notes
On May 21, 2019, Discovery Communications, LLC ("DCL") issued $750 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “2029 Notes”) and $750 million aggregate principal amount of 5.300% Senior Notes due 2049 (the “2049 Notes”). All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by the Company and by Scripps Networks and contain certain covenants, events of default and other customary provisions.
In connection with the Scripps Networks acquisition on March 6, 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes").

On April 3, 2018, pursuant to the Offering Memorandum and Consent Solicitation Statement to Exchange dated March 5, 2018, DCL, our wholly-owned subsidiary, completed the exchange of $2.3 billion aggregate principal amount of Scripps Networks Senior Notes, for $2.3 billion aggregate principal amount of DCL's 2.750% senior notes due 2019 (the "2019 Notes"), 2.800% senior notes due 2020 (the "2020 Notes"), 3.500% senior notes due 2022 (the "2022 Notes"), 3.900% senior notes due 2024 (the "2024 Notes") and 3.950% senior notes due 2025 (the "2025 Notes"). Interest on the 2019 Notes and the 2024 Notes is payable semi-annually in arrears on May 15 and November 15 of each year. Interest on the 2020 Notes, the 2022 Notes and the 2025 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The exchange was accounted for as a debt modification and, as a result, third-party issuance costs were expensed as incurred. In connection with this exchange transaction, Scripps Networks Interactive, Inc., which had become our wholly-owned subsidiary of the Company through acquisition, fully and unconditionally guaranteed the DCL senior notes.
Revolving Credit Facility
We have access to a $2.5 billion revolving credit facility, as amended on August 11, 2017. (See Note 6 to the accompanying consolidated financial statements.) Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of June 30, 2019, we had no outstanding borrowings under the revolving credit facility. The revolving credit facility agreement provides for a maturity date of August 11, 2022 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants, including limitations on liens, investments, indebtedness, dispositions, affiliate transactions, dividends and restricted payments. DCL, its subsidiaries and Discovery are also subject to a limitation on mergers, liquidation and disposals of all or substantially all of their assets. The Credit Agreement, as amended on August 11, 2017, continues to require DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and requires a consolidated leverage ratio of financial covenant of 5.50 to 1.00, with step-downs to 5.00 to 1.00 that occurred in the first year after the closing of the acquisition of Scripps Networks and 4.50 to 1.00 that will occur in the second year after the closing. As of June 30, 2019, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
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
Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1 billion. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit rating assigned to the notes at the time of issuance. As of June 30, 2019, we had $176 million U.S. dollar equivalent of Euro commercial paper borrowings outstanding. Borrowings under the commercial paper program reduce the borrowing capacity under the revolving credit facility arrangement referenced above.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Investments and Business Combinations
Scripps Networks Acquisition
On March 6, 2018, Discovery completed the Scripps Networks acquisition. The Company elected to exercise in full the cash top-up option. The Scripps Networks acquisition consideration consisted of (i) for Scripps Networks shareholders who did not make an election or elected the mixed consideration, $65.82 in cash and 1.0584 shares of Discovery Series C common stock for each Scripps Networks share, (ii) for Scripps Networks shareholders that elected the cash consideration, $90.00 in cash for each Scripps Networks share and (iii) for Scripps Networks shareholders that elected the stock consideration, 3.9392 shares of Discovery Series C common stock for each Scripps Networks share, subject to the terms and conditions set forth in the Agreement and Plan of Merger by and among Discovery, Scripps Networks, and Skylight Merger Sub, Inc., dated July 30, 2017.
The consideration for the Scripps Networks acquisition totaled $12.0 billion, including cash of $8.8 billion and stock of $3.2 billion based on share prices as of March 6, 2018.
In addition, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks' 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025. On April 3, 2018, the Company completed a transaction in which most of Scripps Networks' outstanding debt was exchanged for DCL senior notes. In connection with that transaction, Scripps Networks, a wholly-owned subsidiary of the Company, fully and unconditionally guaranteed the DCL senior notes.
Other Investments
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 3 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. During the six months ended June 30, 2019, the Company contributed $147 million for investments in and advances to our investees.
Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $444 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. (See Note 9 to the accompanying consolidated financial statements.) Distributions to redeemable noncontrolling interests and noncontrolling interests totaled $191 million and $59 million for the six months ended June 30, 2019 and 2018.

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
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In April 2019, our Board of Directors authorized additional stock repurchases of up to $1 billion. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 10 to the accompanying consolidated financial statements.) There were no common stock repurchases during the six months ended June 30, 2019.

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the six months ended June 30, 2019, we made cash payments of $354 million and $363 million for income taxes and interest on our outstanding debt, respectively.

•	Debt
We used the net proceeds from our issuance of the 2029 Notes and 2049 Notes to redeem and repurchase $477 million aggregate principal amount of our outstanding 2.750% senior notes and $789 million aggregate principal amount of our outstanding 5.050% senior notes that had original maturities of November 2019 and June 2020, respectively. The repayment included $20 million for net premiums over par and $3 million of non-cash charges resulting in a loss on extinguishment of debt of $23 million, which is presented as a separate line item on our consolidated statement of operations.
On March 21, 2019, we redeemed $411 million aggregate principal amount of our outstanding 5.625% senior notes that had an original maturity of August 15, 2019. The repayment included $5 million for premium over par on the 5.625% senior notes and resulted in a loss on extinguishment of debt of $5 million.
During the six months ended June 30, 2019, we made additional open market bond repurchases totaling $37 million. We have an additional $900 million of outstanding senior notes coming due in September 2019.

•	Restructuring and Other
Our uses of cash include restructuring and other charges related to contract terminations and employee terminations. These charges result from activities to integrate the Scripps Networks and establish an efficient cost structure. As of June 30, 2019, we have restructuring liabilities of $61 million related to employee and contract terminations. (See Note 20 to the accompanying consolidated financial statements.)
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents, beginning of period	$986	$7,309
Cash provided by operating activities	1,216	716
Cash used in investing activities	(220)	(8,583)
Cash (used in) provided by financing activities	(643)	977
Effect of exchange rate changes on cash and cash equivalents	(18)	(27)
Net change in cash and cash equivalents	335	(6,917)
Cash and cash equivalents, end of period	$1,321	$392
Operating Activities
Cash provided by operating activities was $1.2 billion and $716 million during the six months ended June 30, 2019 and 2018, respectively. The increase was primarily attributable to an increase in net income following the acquisition of Scripps Networks.
Investing Activities
Cash used in investing activities was $220 million and $8.6 billion during the six months ended June 30, 2019 and 2018, respectively, which was primarily attributable to the acquisition of Scripps Networks in 2018. (See Note 2 to the accompanying consolidated financial statements.)
Financing Activities
Cash used in financing activities was $643 million for the six months ended June 30, 2019, and cash provided by financing activities was $977 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, cash used in financing activities was primarily attributable to principal repayments of debt and the revolving credit facility and distributions to noncontrolling interests and redeemable noncontrolling interests, partially offset by the issuance of 10- and 30-year notes. For the six months ended June 30, 2018, cash provided by financing activities was primarily attributable to borrowings under the term loan facility and commercial paper program, partially offset by principal repayments of term loans.

Capital Resources
As of June 30, 2019, capital resources were comprised of the following (in millions).

	June 30, 2019
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$1,321	$—	$—	$1,321
Revolving credit facility and commercial paper program (a)	2,500	1	176	2,323
Senior notes (b)	16,449	—	16,449	—
Program financing line of credit	26	—	16	10
Total	$20,296	$1	$16,641	$3,654

(a) There were no borrowings under the revolving credit facility outstanding as of June 30, 2019. There were $176 million of U.S. dollar equivalent borrowings under the commercial paper program as of June 30, 2019.
(b) Interest on the senior notes is paid annually, semi-annually or quarterly. Our senior notes outstanding as of June 30, 2019 had interest rates that ranged from 1.90% to 6.35% and will mature between 2019 and 2049.
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
As of June 30, 2019, we held $172 million of our $1.3 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act enacted on December 22, 2017 features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2018. For a discussion of each of our critical accounting policies listed below, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in our 2018 Annual Report on Form 10-K:
•Revenue recognition;
•Goodwill and intangible assets;
•Income taxes;
•Business combinations;
•Content rights; and
•Equity method investments.

During the fourth quarter of 2018, we performed a qualitative goodwill impairment assessment for all reporting units. This assessment included, but was not limited to, consideration of the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key personnel and our share price. Based on this assessment, we determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values, except for our Asia-Pacific reporting unit. Based on the results of this qualitative assessment, we performed a quantitative step 1 impairment test (comparison of fair value to carrying value) for our Asia-Pacific reporting unit, which indicated limited headroom (the excess of fair value over carrying value) of 10%.
During the three months ended June 30, 2019, we considered actual results for the Asia-Pacific reporting unit compared to budget and forecasted projections used in our last impairment review and noted no additional indicators of impairment. As of June 30, 2019, the carrying value of goodwill assigned to the Asia-Pacific reporting unit was $190 million. Management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. See Item 1A, "Risk Factors" in the 2018 Annual Report on 10-K for details on all significant risks that could impact the Company's ability to successfully grow its cash flows. Additionally, as the Asia-Pacific reporting unit operates in foreign markets with various functional currencies and has significant U.S. dollar denominated assets, changes in foreign exchange rates that result in strengthening of the U.S. dollar may negatively impact the fair value of the reporting unit and the calculation of excess carrying value.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the six months ended June 30, 2019. (See Note 1 to the accompanying consolidated financial statements.)
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:

•
changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, SVOD, internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue;

•	continued consolidation of distribution customers and production studios;

•	a failure to secure affiliate agreements or renewal of such agreements on less favorable terms;

•	rapid technological changes;

•	the inability of advertisers or affiliates to remit payment to us in a timely manner or at all;

•	general economic and business conditions;

•	industry trends, including the timing of, and spending on, feature film, television and television commercial production;

•	spending on domestic and foreign television advertising;

•	disagreements with our distributors or other business partners over contract interpretation;

•	fluctuations in foreign currency exchange rates, political unrest and regulatory changes in international markets;

•	market demand for foreign first-run and existing content libraries;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

•	uncertainties inherent in the development of new business lines and business strategies;

•	uncertainties regarding the financial performance of our equity method investees;

•
our ability to complete, integrate and obtain the anticipated benefits and synergies from our proposed business combinations and acquisitions, including our 2018 acquisition of Scripps Networks, on a timely basis or at all;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	future financial performance, including availability, terms, and deployment of capital;

•	the ability of suppliers and vendors to deliver products, equipment, software, and services;

•	our ability to achieve the efficiencies, savings and other benefits anticipated from our cost-reduction initiatives;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings;

•	changes in income taxes due to regulatory changes or changes in our corporate structure;

•	changes in the nature of key strategic relationships with partners, distributors and equity method investee partners;

•	competitor responses to our products and services and the products and services of the entities in which we have interests;

•	threatened terrorist attacks and military action;

•	our level of debt;

•	reduced access to capital markets or significant increases in costs to borrow; and

•	a reduction of advertising revenue associated with unexpected reductions in the number of subscribers.
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. For additional risk factors, refer to Item 1A, “Risk Factors,” in our 2018 Annual Report on Form 10-K and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2018 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2018.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 6, 2018, we acquired Scripps Networks. See Note 2 to the accompanying consolidated financial statements. As a result, we are currently integrating policies, processes, people, technology and operations for the combined company and assessing the impact to our internal control over financial reporting. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

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
ITEM 1A. Risk Factors
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2018 Form 10-K. Our risk factors have not changed materially since December 31, 2018, other than the following:
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” E.U. law provides for a departing member state to have a two-year notice period to negotiate a term of exit, which the U.K. triggered on March 27, 2017. On November 22, 2018, a draft withdrawal agreement was published detailing the framework of the future relationship between the U.K. and the E.U. This agreement has not yet been ratified by the U.K. and European Parliaments and negotiations continue. While the deadline for the U.K.'s departure from the E.U. has been extended to October 31, 2019, there remains uncertainty as to whether an agreement would be reached prior to such date, whether the U.K. will depart without such an agreement in place, or whether the deadline will be further extended. Brexit may have an adverse impact on advertising, subscribers, distributors and employees, as described in Item 1A, "Risk Factors," in our 2018 Annual Report on Form 10-K. We continue to monitor the situation for potential effects to our distribution and licensing agreements, unusual foreign currency exchange rate fluctuations, and changes to the legal and regulatory landscape.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1
Seventeenth Supplemental Indenture, dated as of May 21, 2019, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 21, 2019 (SEC File No. 001-34177))

31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)†

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)†

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)†

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)†

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)†
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Consolidated Statement of Equity for the three and six months ended June 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: August 6, 2019	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 6, 2019	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer