Form 10-Q
period 2019-09-30
Discovery, Inc.
filed 2019-11-07
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of October 28, 2019:

Series A Common Stock, par value $0.01 per share	158,140,027
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	360,663,977

DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$813	$986
Receivables, net	2,695	2,620
Content rights, net	442	313
Prepaid expenses and other current assets	363	312
Total current assets	4,313	4,231
Noncurrent content rights, net	3,095	3,069
Property and equipment, net	856	800
Goodwill, net	12,977	13,006
Intangible assets, net	8,880	9,674
Equity method investments, including note receivable (See Note 3)	529	935
Other noncurrent assets	2,175	835
Total assets	$32,825	$32,550
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$380	$325
Accrued liabilities	1,462	1,604
Deferred revenues	384	249
Current portion of debt	611	1,819
Total current liabilities	2,837	3,997
Noncurrent portion of debt	14,757	14,974
Deferred income taxes	1,624	1,811
Other noncurrent liabilities	2,028	1,251
Total liabilities	21,246	22,033
Commitments and contingencies (See Note 19)
Redeemable noncontrolling interests	446	415
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized; 5 and 6 shares issued; and 5 and 6 shares outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 161 and 160 shares issued; and 158 and 157 shares outstanding	2	2
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 537 and 524 shares issued; and 362 and 360 shares outstanding	5	5
Additional paid-in capital	10,718	10,647
Treasury stock, at cost: 178 and 167 shares	(7,037)	(6,737)
Retained earnings	6,859	5,254
Accumulated other comprehensive loss	(1,029)	(785)
Total Discovery, Inc. stockholders' equity	9,518	8,386
Noncontrolling interests	1,615	1,716
Total equity	11,133	10,102
Total liabilities and equity	$32,825	$32,550
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Advertising	$1,413	$1,365	$4,447	$3,940
Distribution	1,201	1,152	3,631	3,389
Other	64	75	192	415
Total revenues	2,678	2,592	8,270	7,744
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	914	934	2,782	2,989
Selling, general and administrative	660	667	1,995	1,963
Depreciation and amortization	322	398	1,014	1,001
Impairment of goodwill	155	—	155	—
Restructuring and other charges	8	224	20	652
Gain on disposition	—	—	—	(84)
Total costs and expenses	2,059	2,223	5,966	6,521
Operating income	619	369	2,304	1,223
Interest expense, net	(163)	(185)	(515)	(558)
Loss on extinguishment of debt	—	—	(28)	—
(Loss) income from equity investees, net	(11)	9	(20)	(53)
Other expense, net	(1)	(15)	(10)	(84)
Income before income taxes	444	178	1,731	528
Income tax expense	(147)	(43)	(29)	(146)
Net income	297	135	1,702	382
Net income attributable to noncontrolling interests	(29)	(13)	(94)	(41)
Net income attributable to redeemable noncontrolling interests	(6)	(5)	(15)	(16)
Net income available to Discovery, Inc.	$262	$117	$1,593	$325
Net income per share allocated to Discovery, Inc. Series A, B and C common stockholders:
Basic	$0.35	$0.16	$2.22	$0.47
Diluted	$0.35	$0.16	$2.21	$0.47
Weighted average shares outstanding:
Basic	535	523	529	490
Diluted	713	713	714	679
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$297	$135	$1,702	$382
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(146)	34	(205)	(169)
Derivatives	30	(8)	(9)	16
Comprehensive income	181	161	1,488	229
Comprehensive income attributable to noncontrolling interests	(29)	(13)	(94)	(41)
Comprehensive income attributable to redeemable noncontrolling interests	(5)	(4)	(15)	(15)
Comprehensive income attributable to Discovery, Inc.	$147	$144	$1,379	$173
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$1,702	$382
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	2,078	2,523
Depreciation and amortization	1,014	1,001
Deferred income taxes	(572)	(140)
Impairment of goodwill	155	—
Share-based compensation expense	82	92
Equity in losses of equity method investee companies, net of cash distributions	61	106
Unrealized loss (gain) from derivative instruments, net	53	(2)
Loss on extinguishment of debt	28	—
Remeasurement gain on previously held equity interest	(14)	—
Realized gain from derivative instruments, net	(12)	—
Gain on disposition	—	(84)
Other, net	47	56
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(84)	(19)
Content rights and payables, net	(2,332)	(2,222)
Accounts payable and accrued liabilities	(21)	(123)
Prepaid income taxes and income taxes receivable	43	(53)
Foreign currency and other, net	(61)	130
Cash provided by operating activities	2,167	1,647
Investing Activities
Business acquisitions, net of cash acquired	(60)	(8,565)
Investments in and advances to equity investments	(215)	(56)
Purchases of property and equipment	(189)	(106)
Proceeds from dissolution of joint venture and sale of investments	117	—
Proceeds from (payments for) derivative instruments, net	52	(3)
Proceeds from dispositions, net of cash disposed	—	107
Proceeds from sale of assets	—	68
Other investing activities, net	4	6
Cash used in investing activities	(291)	(8,549)
Financing Activities
Principal repayments of debt, including discount payment	(2,652)	—
Borrowings from debt, net of discount and issuance costs	1,479	—
Repurchases of stock	(300)	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(227)	(59)
Principal repayments of revolving credit facility	(225)	(100)
Principal repayments of finance lease obligations	(35)	(37)
Payments for hedging instruments	(18)	—
Share-based plan (payments) proceeds, net	(9)	44
(Repayments) borrowings under program financing line of credit, net	(8)	23
Borrowings under term loan facilities	—	2,000
Principal repayments of term loans	—	(2,000)
Commercial paper borrowings, net	—	293
Other financing activities, net	3	(16)
Cash (used in) provided by financing activities	(1,992)	148
Effect of exchange rate changes on cash and cash equivalents	(57)	(24)
Net change in cash and cash equivalents	(173)	(6,778)
Cash and cash equivalents, beginning of period	986	7,309
Cash and cash equivalents, end of period	$813	$531
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2018	14	$—	691	$7	$10,647	$(6,737)	$5,254	$(785)	$8,386	$1,716	$10,102
Cumulative effect of accounting changes (See Note 1)	—	—	—	—	—	—	30	(30)	—	—	—
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	384	—	384	29	413
Other comprehensive loss	—	—	—	—	—	—	—	(80)	(80)	—	(80)
Share-based compensation	—	—	—	—	38	—	—	—	38	—	38
Tax settlements associated with share-based compensation	—	—	—	—	(21)	—	—	—	(21)	—	(21)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(153)	(153)
Issuance of stock in connection with share-based plans	—	—	2	—	6	—	—	—	6	—	6
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(5)	—	(5)	—	(5)
March 31, 2019	14	$—	693	$7	$10,670	$(6,737)	$5,663	$(895)	$8,708	$1,592	$10,300
Cumulative effect of accounting changes of an equity method investee	—	—	—	—	—	—	5	—	5	—	5
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	947	—	947	36	983
Other comprehensive loss	—	—	—	—	—	—	—	(18)	(18)	—	(18)
Preferred stock conversion	(1)	—	12	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	19	—	—	—	19	—	19
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(28)	(28)
Issuance of stock in connection with share-based plans	—	—	—	—	4	—	—	—	4	—	4
Prepayments for common stock repurchase contracts, net of settlements	—	—	—	—	(45)	—	—	—	(45)	—	(45)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	1	—	1	—	1
June 30, 2019	13	$—	705	$7	$10,648	$(6,737)	$6,616	$(913)	$9,621	$1,600	$11,221
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	262	—	262	29	291
Other comprehensive loss	—	—	—	—	—	—	—	(116)	(116)	—	(116)
Repurchases of stock	—	—	—	—	—	(300)	—	—	(300)	—	(300)
Share-based compensation	—	—	—	—	18	—	—	—	18	—	18
Tax settlements associated with share-based compensation	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(14)	(14)
Issuance of stock in connection with share-based plans	—	—	—	—	3	—	—	—	3	—	3
Settlement of common stock repurchase contract	—	—	—	—	50	—	—	—	50	—	50
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(19)	—	(19)	—	(19)
September 30, 2019	13	$—	705	$7	$10,718	$(7,037)	$6,859	$(1,029)	$9,518	$1,615	$11,133
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2017	14	$—	547	$5	$7,295	$(6,737)	$4,632	$(585)	$4,610	$—	$4,610
Cumulative effect of accounting change	—	—	—	—	—	—	33	(26)	7	—	7
Net (loss) income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	(8)	—	(8)	5	(3)
Other comprehensive loss	—	—	—	—	—	—	—	(2)	(2)	—	(2)
Share-based compensation	—	—	—	—	41	—	—	—	41	—	41
Tax settlements associated with share-based compensation	—	—	—	—	(16)	—	—	—	(16)	—	(16)
Issuance of stock and noncontrolling interest in connection with the acquisition of Scripps Networks Interactive, Inc. ("Scripps Networks")	—	—	139	1	3,217	—	—	—	3,218	1,700	4,918
Issuance of stock in connection with share-based plans	—	—	4	—	39	—	—	—	39	—	39
March 31, 2018	14	$—	690	$6	$10,576	$(6,737)	$4,657	$(613)	$7,889	$1,705	$9,594
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	216	—	216	23	239
Other comprehensive loss	—	—	—	—	—	—	—	(177)	(177)	—	(177)
Share-based compensation	—	—	—	—	11	—	—	—	11	—	11
Tax settlements associated with share-based compensation	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(38)	(38)
Issuance of stock in connection with share-based plans	—	—	—	—	4	—	—	—	4	—	4
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(6)	—	(6)	—	(6)
June 30, 2018	14	$—	690	$6	$10,590	$(6,737)	$4,867	$(790)	$7,936	$1,690	$9,626
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	117	—	117	13	130
Other comprehensive income	—	—	—	—	—	—	—	26	26	—	26
Share-based compensation	—	—	—	—	19	—	—	—	19	—	19
Tax settlements associated with share-based compensation	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Issuance of stock in connection with share-based plans	—	—	—	—	19	—	—	—	19	—	19
September 30, 2018	14	$—	690	$6	$10,627	$(6,737)	$4,984	$(764)	$8,116	$1,703	$9,819
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery, Inc. (“Discovery” or the “Company”) is a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated GO applications, digital distribution arrangements and content licensing agreements. The Company also operates a portfolio of digital direct-to-consumer products and production studios. As further discussed in Note 2, on March 6, 2018, the Company acquired Scripps Networks Interactive, Inc. ("Scripps Networks"). The Company presents the following business units: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting principally of international television networks and digital content services; and Other, consisting of a production studio. Financial information for Discovery’s reportable segments is discussed in Note 20.
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
The adoption of ASU 2016-02 resulted in recognition of operating lease right-of-use assets of $342 million (included in “Other noncurrent assets”) and operating lease liabilities of $372 million (included in “Accrued liabilities” and “Other noncurrent liabilities”). The operating lease right-of use assets recorded upon adoption were offset by prepaid and deferred rent balances and ASC 420 liabilities totaling approximately $30 million. In addition, capital lease obligations totaling $252 million as of December 31, 2018 (known as finance lease liabilities effective January 1, 2019) were reclassified from current and noncurrent debt to components of "Accrued liabilities" and "Other noncurrent liabilities" on the consolidated balance sheet to conform with the new presentation. The adoption did not affect the pattern of expense recognition, cash flow presentation, or the Company's ability to meet its financial covenants. See Note 8 for further information.
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
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU 2017-12, which includes significant amendments that expand the eligibility for hedge accounting to more financial and nonfinancial hedging strategies. The guidance is intended to align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. In addition, the guidance amends the presentation and disclosure requirements and changes how companies assess effectiveness. The updated guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted the pronouncement on July 1, 2018. As a result, the Company changed the method by which it assesses effectiveness for net investment hedges from the forward-method to the spot-method. The Company believes the spot method better matches the spot rate changes of the net investment. Previous net losses of $87 million incurred under the forward method related to net investment hedges will remain in other comprehensive loss under the currency translation adjustments component and will be reclassified to earnings when the net investment is sold or liquidated. The adoption of ASU 2017-12 did not result in a material impact to our consolidated results of operations; however, the Company has expanded its disclosures of its derivative activities in Note 9.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Content
In March 2019, the FASB issued ASU 2019-02, which generally aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. This ASU must be adopted on a prospective basis and is effective for annual periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that this pronouncement will have on its consolidated financial statements and is in the process of updating policies, processes and controls in preparation for the adoption.
Goodwill
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the former two-step goodwill impairment test and eliminating the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Therefore, an entity will recognize impairment charges for the amount by which the carrying amount exceeds the reporting unit's fair value not to exceed the amount of goodwill recorded for that reporting unit. Goodwill impairment will no longer be measured as the excess of the carrying amount of goodwill over its implied fair value determined by assigning the fair value of a reporting unit to all of its assets and liabilities as if it had been acquired in a business combination. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This ASU must be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company is planning to adopt ASU 2017-04 for impairment tests to be performed after January 1, 2020.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new, forward-looking “expected loss” model that would generally result in the earlier recognition of allowances for losses. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. The Company plans to adopt ASU 2016-13 effective January 1, 2020 and is currently aggregating collections data for new credit loss models and updating policies, processes and controls in preparation for the adoption. The effect of the adoption on the consolidated financial statements will largely depend on the composition and credit quality of the Company's assets falling within the scope of ASU 2016-13 and the information about current and forecasted economic conditions available at the time of adoption.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, approximately 96% of distribution revenue comes from the Company's 10 largest distributors in the U.S. For the International Networks segment, approximately 37% of distribution revenue comes from the Company's 10 largest distributors outside of the U.S. Agreements in place with the 10 largest cable and satellite operators in the U.S. Networks and International Networks expire at various times from 2019 through 2024. Additionally, agreements covering the legacy Scripps Networks’ portfolio may expire at different dates than those covering the legacy Discovery portfolio and thus the Company may be negotiating with a higher number of the 10 largest U.S. operators as one or more of the legacy company portfolio agreements expire. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for the three and nine months ended September 30, 2019 or 2018. As of September 30, 2019 and December 31, 2018, the Company’s trade receivables did not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.

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
To compensate Discovery for the note receivable and for the difference in fair value between the Lifestyle Business and the Entertainment Business retained by BBC, Discovery received cash of $88 million at closing and a note receivable from BBC of $130 million, payable in two equal installments on June 11, 2020 and 2021. The Company used a market-based valuation model to determine the fair value of the previously held 50% equity method investment in the Lifestyle Business and recognized a gain of $5 million for the difference between the carrying value and the fair value of the of the previously held equity interest, which is included in other expense, net in the Company's consolidated statements of operations. (See Note 17.)
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other
On July 19, 2019, the Company contributed its linear cable network focused on home improvement, DIY Network, to a new joint venture, Magnolia Discovery Ventures, LLC ("Magnolia"), with Chip and Joanna Gaines acting as Chief Creative Officers to the joint venture. The joint venture will replace and rebrand the DIY Network, include a TV Everywhere app that will be released in 2020, and a subscription streaming service planned for a later date.
Upon formation of Magnolia, Discovery received a 75% ownership interest in the joint venture. In exchange for providing services and exclusivity to the joint venture, the Gaines received a 25% ownership interest in the joint venture, a put right after 6.5 years at fair value, potential for an additional 5% incentive equity, and certain guaranteed payments. Discovery consolidated the joint venture under the voting interest consolidation model. Payments to the Gaines for rendering services in their capacity as the Chief Creative Officers of the joint venture will be accounted for as liability-classified share-based awards to non-employees as services are rendered.
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
On January 8, 2019, the Company paid $41 million in cash to acquire a controlling interest in Play Sports Group Limited ("PSG"), increasing Discovery's ownership stake from 20.1% to 70.7%. The Company recognized a gain of $8 million, which represents the difference between the carrying value and the fair value of the previously held 20.1% equity method investment. The gain is included in other expense, net in the Company's consolidated statement of operations. (See Note 17.) The Company consolidated PSG under the voting interest model upon the closing of the transaction and as a result, the accounting for PSG was changed from an equity method investment to a consolidated subsidiary. The Company applied the acquisition method of accounting to PSG, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The Company recorded preliminary net assets of $79 million, subject to adjustment based on the final assessment of the fair values of the assets acquired and liabilities assumed, including cash of $19 million, other net working capital liabilities of $6 million, intangible assets of $29 million, and goodwill of $37 million. Intangible assets consist of trademarks and trade names, advertiser relationships, affiliate backlog and broadcast licenses and have a weighted average useful life of 10 years. The goodwill reflects the workforce and synergies expected from broader exposure to the cycling entertainment sector. The goodwill recorded as part of this acquisition is included in the International Networks reportable segment and is not amortizable for tax purposes. Additionally, the Company recorded a redeemable noncontrolling interest of $25 million. (See Note 10.)
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

2.	Impacts of debt financing, including interest for debt issued and amortization associated with the fair value adjustments of debt assumed;

3.	The movement and allocation of all acquisition-related costs incurred during the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017;

4.	Associated tax-related impacts of adjustments; and

5.	Changes to align accounting policies.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The pro forma results do not necessarily represent what would have occurred if the acquisition of Scripps Networks had taken place on January 1, 2017, nor do they represent the results that may occur in the future. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company's historical financial information on a supplemental pro forma basis (in millions). The following table presents the Company's pro forma combined revenues and net income (in millions, except per share value). Pro forma results for the three and nine months ended September 30, 2019 are not presented below because the results for Scripps Networks are included in the Company's September 30, 2019 unaudited consolidated statement of operations.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues	$2,593	$8,367
Net income available to Discovery, Inc.	$162	$510
Net income per share - basic	$0.23	$0.71
Net income per share - diluted	$0.23	$0.71
Impact of Business Combination
The operations of Scripps Networks discussed above were included in the consolidated financial statements as of the acquisition date of March 6, 2018. The following table presents their revenue and earnings as reported within the consolidated financial statements (in millions).

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues:
Advertising	$588	$1,473
Distribution	241	556
Other	26	60
Total revenues	$855	$2,089
Net income available to Discovery, Inc.	$18	$54

Dispositions
Education Business
In April 2018, the Company sold an 88% controlling equity stake in its education business to Francisco Partners for a sale price of $113 million. The Company recorded a gain of $84 million based on net assets disposed of $44 million, including $40 million of goodwill. The impact of the education business on the Company's income before income taxes was a loss of $2 million for the year ended December 31, 2018. Discovery retained a 12% ownership interest in the education business, which is accounted for as an equity method investment. (See Note 3.) Discovery has long-term trade name license agreements with the education business that are royalty arrangements at fair value.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. INVESTMENTS
The Company’s investments consisted of the following (in millions).

Category	Balance Sheet Location	September 30, 2019	December 31, 2018
Time deposits	Cash and cash equivalents	$4	$—
Equity securities:
Money market funds	Cash and cash equivalents	200	286
Mutual funds and company-owned life insurance contracts	Prepaid and other current assets	13	28
Mutual funds and company-owned life insurance contracts	Other noncurrent assets	229	188
Equity method investments:
Equity investments	Equity method investments	529	841
Note receivable	Equity method investments	—	94
Equity Investments:
Common stock investments with readily determinable fair values	Other noncurrent assets	45	77
Equity investments without readily determinable fair value	Other noncurrent assets	507	379
Total investments		$1,527	$1,893

Money Market Funds and Time Deposits
Money market funds and time deposits represent cash equivalents with original maturities of 90 days or less.
Equity Securities
Equity securities include investments in mutual funds held in separate trusts, which are owned as part of the Company’s supplemental retirement plans and company-owned life insurance contracts. (See Note 4.)
Equity Method Investments
The Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming. Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of September 30, 2019, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values, unfunded contractual commitments, and guarantees made on behalf of VIEs, was approximately $152 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $152 million and $528 million as of September 30, 2019 and December 31, 2018, respectively. The Company recognized its portion of VIE operating results with net losses of $4 million and net earnings of $4 million for the three months ended September 30, 2019 and 2018, respectively, and net losses of $10 million and net earnings of $46 million for the nine months ended September 30, 2019 and 2018, respectively.
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
nC+
In connection with the acquisition of Scripps Networks, the Company acquired a 32% ownership interest in nC+, a Polish satellite distributor of television content. nC+ is controlled by Group Canal+ S.A, a French broadcaster. The Company applies the equity method of accounting to its 32% investment in nC+ ordinary shares, which provide the ability to exercise significant influence over the operating and financial policies of nC+. The Company's investment in nC+ totaled $181 million and $180 million as of September 30, 2019 and December 31, 2018, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Renewable Energy Investments
During the nine months ended September 30, 2019 and 2018, the Company invested $4 million and $17 million, respectively, in limited liability companies that sponsor renewable energy projects related to solar energy. As of September 30, 2019 and December 31, 2018, the Company's carrying value of renewable energy investments was $93 million and $89 million, respectively. As of September 30, 2019, the Company had no future funding commitments for these investments. The Company expects these investments to result in tax benefits that reduce the Company's future tax liability and provide cash flows from the operations of the investees.
These investments are considered VIEs of the Company and are accounted for under the equity method of accounting. While the Company possesses rights that allow it to exercise significant influence over the investments, the Company does not have the power to direct the activities that will most significantly impact their economic performance, such as the investee's ability to obtain sufficient customers or control solar panel assets. Once a stipulated return on investment is earned by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company applies the Hypothetical Liquidation at Book Value ("HLBV") methodology for allocating earnings, which is a generally accepted method under the equity method of accounting when a substantive profit-sharing arrangement exists. The Company accounts for investment tax credits utilizing the flow through method. The net effect on the Company's Consolidated Statement of Operations related to the renewable energy investments was not material for the three and nine months ended September 30, 2019 and 2018.
Other Equity Method Investments
At September 30, 2019 and December 31, 2018, the Company's other equity method investments included production companies such as All3Media, a Russian cable television business, Mega TV in Chile and certain joint ventures in Canada. Other equity method investments acquired in conjunction with the acquisition of Scripps Networks include joint ventures in Canada, and HGTV and Food Network Magazines. The Company recorded impairment losses of $4 million and $24 million for the nine months ended September 30, 2019 and 2018, respectively, because the change in value was considered other-than-temporary. There were no impairment losses recorded during the three months ended September 30, 2019 and 2018. The impairment losses are reflected as a component of loss from equity investees on the Company's consolidated statement of operations.
Investor Basis Differential
With the exception of UKTV prior to the dissolution discussed in Note 2 and nC+, the carrying values of the Company’s remaining equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the purchase prices associated with the investments in UKTV and nC+ was attributed to amortizable intangible assets, which are included in their carrying values. Earnings from these equity investees were reduced by the amortization of these intangibles of $20 million and $15 million during the period March 6, 2018 to September 30, 2018 and the nine months ended September 30, 2019, respectively. Amortization that reduces the Company's equity in earnings of equity method investees for future periods is expected to be $60 million.
Common Stock Investments with Readily Determinable Fair Value
The Company owns shares of common stock of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company. Upon the adoption of ASU 2016-01 on January 1, 2018, the shares are measured at fair value, with gains and losses recorded in other expense, net, as the shares have a readily determinable fair value and the Company has the intent to retain the investment (see Note 17). The Company recorded a transition adjustment to reclassify accumulated other comprehensive income associated with the Lionsgate shares in the amount of $32 million pre-tax ($26 million, net of tax) to retained earnings. Previously, amounts were recorded as a component of other comprehensive income.
The unrealized gains and losses related to the Company's common stock investments with readily determinable fair values for the three and nine months ended September 30, 2019 or 2018 are summarized in the table below (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net losses recognized during the period on equity securities	$(15)	$(1)	$(32)	$(44)
Less: Net losses recognized on equity securities sold	—	—	—	—
Unrealized losses recognized during reporting period on equity securities still held at the reporting date	$(15)	$(1)	$(32)	$(44)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company hedged 50% of the Lionsgate shares with an equity collar (the "Lionsgate Collar") and pledged those shares as collateral to the derivative counterparty. Upon adoption of ASU 2016-01, the Lionsgate Collar no longer receives the hedge accounting designation and as such, all changes in the fair value of the Lionsgate Collar are reflected as a component of other expense, net on the consolidated statements of operations. (See Note 4 and Note 9.) During the three months ended September 30, 2019, tranche 1 of the Lionsgate Collar, which covered one-third of the hedged shares, was settled. The Company received cash of $18 million upon settlement.
Equity investments without readily determinable fair values assessed under the measurement alternative
The Company's equity investments without readily determinable fair values assessed under the measurement alternative as of September 30, 2019 primarily include its 46% minority interest in Group Nine Media on an outstanding shares basis recorded at $256 million. Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, however, this ownership interest has liquidation preferences that do not allow the investment to meet the definition of in-substance common stock. The Company accounts for its ownership interest in Group Nine Media as an equity investment without a readily determinable fair value assessed under the measurement alternative. The Company also has similar investments in an educational website, an electric car racing series and certain investments to enhance the Company's digital distribution strategies.
For the nine months ended September 30, 2019, the Company invested $125 million in various equity investments without readily determinable fair values, which includes a $45 million investment in Group Nine Media. The Company concluded that its other equity investments without readily determinable fair values had increased $9 million in fair value as of September 30, 2019 as the result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Money market funds	Cash and cash equivalents	$200	$—	$—	$200
Mutual funds	Prepaid expenses and other current assets	12	—	—	12
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	183	—	—	183
Company-owned life insurance contracts	Other noncurrent assets	—	46	—	46
Equity investments with readily determinable fair value:
Common stock	Other noncurrent assets	45	—	—	45
Derivatives:
Cash flow hedges:
Foreign exchange	Prepaid expenses and other current assets	—	13	—	13
Foreign exchange	Other noncurrent assets	—	12	—	12
Net investment hedges:
Foreign exchange	Other noncurrent assets	—	2	—	2
Cross-currency swaps	Prepaid expenses and other current assets	—	2	—	2
Cross-currency swaps	Other noncurrent assets	—	117	—	117
No hedging designation:
Foreign exchange	Prepaid expenses and other current assets	—	6	—	6
Foreign exchange	Other noncurrent assets	—	1	—	1
Equity (Lionsgate Collar)	Other noncurrent assets	—	40	—	40
Total		$440	$240	$—	$680
Liabilities
Deferred compensation plan	Accrued liabilities	$21	$—	$—	$21
Deferred compensation plan	Other noncurrent liabilities	201	—	—	201
Derivatives:
Cash flow hedges:
Foreign exchange	Accrued liabilities	—	2	—	2
Foreign exchange	Other noncurrent liabilities	—	6	—	6
Net investment hedges:
Cross-currency swaps	Accrued liabilities	—	13	—	13
Cross-currency swaps	Other noncurrent liabilities	—	66	—	66
No hedging designation:
Foreign exchange	Accrued liabilities	—	1	—	1
Foreign exchange	Other noncurrent liabilities	—	66	—	66
Total		$222	$154	$—	$376

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
Derivative financial instruments are comprised of foreign exchange, interest rate, credit and equity contracts. (See Note 9.) The fair value of Level 2 derivative financial instruments was determined using a market-based approach.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, borrowings under the revolving credit facility, finance and operating lease liabilities, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of September 30, 2019 and December 31, 2018. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over the counter markets, considered Level 2 inputs, was $16.6 billion and $16.3 billion as of September 30, 2019 and December 31, 2018, respectively.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	September 30, 2019	December 31, 2018
Produced content rights:
Completed	$6,451	$5,609
In-production	648	612
Coproduced content rights:
Completed	863	682
In-production	52	53
Licensed content rights:
Acquired	981	1,007
Prepaid (a)	217	154
Content rights, at cost	9,212	8,117
Accumulated content rights expense	(5,675)	(4,735)
Total content rights, net	3,537	3,382
Current portion	(442)	(313)
Noncurrent portion	$3,095	$3,069

(a) Prepaid licensed content rights includes payments for rights to the Olympic games of $138 million and $65 million reflected as current and noncurrent content rights on the consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.
Contemporaneous with the UKTV transaction with BBC described in Note 2, the Company entered into a ten-year content licensing arrangement with BBC in exchange for license fees over the term. The Company capitalized $47 million of content assets for the nine months ended September 30, 2019 for this arrangement, which are recorded as acquired content rights.
Content expense consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Content amortization	$696	$702	$2,071	$2,178
Other production charges	96	94	300	366
Content impairments	4	163	7	345
Total content expense	$796	$959	$2,378	$2,889

Content expense is generally a component of costs of revenues on the consolidated statements of operations. For the three and nine months ended September 30, 2018, content impairments of $161 million and $338 million, respectively, were due to the strategic realignment of content following the acquisition of Scripps Networks and are primarily reflected in restructuring and other charges. No content impairments were recorded as a component of restructuring and other during the three and nine months ended September 30, 2019.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. GOODWILL
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each business unit were as follows (in millions).

	U.S. Networks	International Networks	Total
December 31, 2018	$10,785	$2,221	$13,006
Acquisitions (Note 2)	3	190	193
Impairment of goodwill	—	(155)	(155)
Foreign currency translation and other adjustments	25	(92)	(67)
September 30, 2019	$10,813	$2,164	$12,977

The carrying amount of goodwill at the International Networks segment included accumulated impairments of $1.5 billion and $1.3 billion as of September 30, 2019 and December 31, 2018, respectively. The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of September 30, 2019 and December 31, 2018.
Impairment Analysis
During the fourth quarter of 2018, the Company performed a qualitative goodwill impairment assessment for all reporting units and determined that it was more likely than not that the fair value of its reporting units exceeded their carrying values, except for its Asia-Pacific reporting unit. For the Asia-Pacific reporting unit, the Company then performed a quantitative step 1 impairment test, which indicated limited headroom (the excess of fair value over carrying value) of 10%.
Given the limited headroom in the Asia-Pacific reporting unit, the Company closely monitored its results during 2019. During the third quarter, due to an increasingly challenging business environment in the Asia-Pacific region, which included 1) moderating revenue growth projections, 2) underperformance of certain sports investments, 3) heightened volatility in China and surrounding economies, and 4) a decline in Asia-Pacific stock price multiples for peer media companies, the Company believed the increased risk required it to perform an interim impairment test. The step 1 test utilized a DCF valuation methodology. Significant judgments and assumptions included the amount and timing of expected future cash flows, long-term growth rates ranging from 2% to 2.5%, and a discount rate of 11%. The cash flows employed in the DCF analysis for the Asia-Pacific reporting unit are based on the reporting unit's budget and long-term business plan. The results of the step 1 test indicated that the carrying value of the net assets in the Asia-Pacific reporting unit exceeded its fair value.
In the second step of the impairment test, the Company hypothetically assigned the Asia-Pacific reporting unit's fair value to its individual assets and liabilities, including unrecognized intangible assets such as customer relationships and trade names, in a hypothetical purchase price allocation that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. The fair value estimates incorporated in step 2 for the hypothetical intangible assets were based on the excess earnings income approach for customer relationships and the relief-from-royalty method for trademarks. Key judgments made by management in step 2 of the impairment test included revenue growth rates, length of contract term, number of renewals, customer attrition rates, market-based royalty rates, and market-based tax rates. The step 2 impairment test indicated an implied fair value of goodwill of $40 million, which resulted in a pre-tax impairment charge of $155 million during the three months ended September 30, 2019, which was not deductible for tax purposes.
The determination of fair value of the Company's Asia-Pacific reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. Changes in significant judgments and estimates could significantly impact the concluded fair value of the reporting unit or the valuation of intangible assets.
The goodwill impairment charge did not have an impact on the calculation of the Company's financial covenants under the Company's debt arrangements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. DEBT
The table below presents the components of outstanding debt (in millions).

	September 30, 2019	December 31, 2018
5.625% Senior notes, semi-annual interest, due August 2019	$—	$411
2.200% Senior notes, semi-annual interest, due September 2019	—	500
Floating rate notes, quarterly interest, due September 2019	—	400
2.750% Senior notes, semi-annual interest, due November 2019	—	500
2.800% Senior notes, semi-annual interest, due June 2020	600	600
5.050% Senior notes, semi-annual interest, due June 2020	—	789
4.375% Senior notes, semi-annual interest, due June 2021	640	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	328	344
3.300% Senior notes, semi-annual interest, due May 2022	496	500
3.500% Senior notes, semi-annual interest, due June 2022	400	400
2.950% Senior notes, semi-annual interest, due March 2023	1,172	1,185
3.250% Senior notes, semi-annual interest, due April 2023	350	350
3.800% Senior notes, semi-annual interest, due March 2024	450	450
2.500% Senior notes, sterling denominated, annual interest, due September 2024	493	507
3.900% Senior notes, semi-annual interest, due November 2024	497	497
3.450% Senior notes, semi-annual interest, due March 2025	300	300
3.950% Senior notes, semi-annual interest, due June 2025	500	500
4.900% Senior notes, semi-annual interest, due March 2026	700	700
1.900% Senior notes, euro denominated, annual interest, due March 2027	656	688
3.950% Senior notes, semi-annual interest, due March 2028	1,700	1,700
4.125% Senior notes, semi-annual interest, due May 2029	750	—
5.000% Senior notes, semi-annual interest, due September 2037	1,250	1,250
6.350% Senior notes, semi-annual interest, due June 2040	850	850
4.950% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	1,250
5.300% Senior notes, semi-annual interest, due May 2049	750	—
Revolving credit facility	—	225
Program financing line of credit	14	22
Total debt (a)	15,496	16,918
Unamortized discount, premium and debt issuance costs, net (b)	(128)	(125)
Debt, net of unamortized discount, premium and debt issuance costs	15,368	16,793
Current portion of debt	(611)	(1,819)
Noncurrent portion of debt	$14,757	$14,974

(a) As a result of the adoption of ASU 2016-02, capital lease obligations totaling $252 million as of December 31, 2018 (known as finance lease liabilities effective January 1, 2019) were reclassified from current and noncurrent debt to components of "Accrued liabilities" and "Other noncurrent liabilities" on the consolidated balance sheet to conform with the new presentation. (See Note 1 and Note 8.)
(b) Current portion of unamortized discount, premium, and debt issuance costs, net is $2 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Senior Notes
In May 2019, Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, issued $750 million aggregate principal amount of 4.125% Senior Notes due 2029 and $750 million aggregate principal amount of 5.300% Senior Notes due 2049. Interest on these notes is payable semi-annually. The proceeds received by DCL were net of a $6 million issuance discount and $12 million of debt issuance costs. These notes are fully and unconditionally guaranteed by the Company and Scripps Networks. DCL used the proceeds from the offering to redeem and repurchase approximately $1.3 billion aggregate principal amount of DCL's and Scripps Networks' 2.750% senior notes due 2019 and 5.050% senior notes due 2020 in accordance with their terms. The redemptions and repurchase resulted in a loss on extinguishment of debt of $23 million for the nine months ended September 30, 2019, which is presented as a separate line item on the Company's consolidated statements of operations and recognized as a component of financing cash outflows on the consolidated statements of cash flows. The loss included $20 million of net premiums to par value and $3 million of other non-cash charges.
In March 2019, the Company redeemed $411 million aggregate principal amount of its 5.625% senior notes that had an original maturity of August 2019. The repayment included $5 million for premium over par on the 5.625% senior notes and resulted in a loss on extinguishment of debt of $5 million.
In addition to the redemptions and repurchases of notes outlined above, the Company made open market bond repurchases of $50 million during the nine months ended September 30, 2019, resulting in an immaterial loss on extinguishment of debt.
In connection with the acquisition of Scripps Networks in March 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes"). As part of accounting for the acquisition of Scripps Networks, the Scripps Networks Senior Notes were adjusted to fair value using observable trades as of the acquisition date. (See Note 2.) The fair value adjustment resulted in an opening balance sheet carrying value that is $19 million less than the face amount of the Scripps Networks Senior Notes. For the nine months ended September 30, 2019, fair value adjustments of $4 million were amortized to interest expense.
In April 2018, pursuant to the Offering Memorandum and Consent Solicitation Statement to Exchange dated March 5, 2018, DCL completed the exchange of $2.3 billion aggregate principal amount of Scripps Networks Senior Notes, for $2.3 billion aggregate principal amount of DCL's 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024and 3.950% senior notes due 2025. Interest on these notes is payable semi-annually in arrears. The exchange was accounted for as a debt modification and, as a result, third-party issuance costs were expensed as incurred.
In September 2017, DCL issued $500 million principal amount of 2.200% senior notes due 2019, $1.2 billion principal amount of 2.950% senior notes due 2023, $1.7 billion principal amount of 3.950% senior notes due 2028, $1.3 billion principal amount of 5.000% senior notes due 2037, $1.3 billion principal amount of 5.200% senior notes due 2047 (collectively, the “Senior Fixed Rate Notes”) and $400 million principal amount of floating rate senior notes due 2019 (the “Senior Floating Rate Notes” and, together with the Senior Fixed Rate Notes, the “USD Notes”). Interest on the Senior Fixed Rate Notes is payable semi-annually. Interest on the Senior Floating Rate Notes is payable quarterly. The USD Notes are fully and unconditionally guaranteed by the Company. In September 2017, DCL also issued £400 million principal amount of 2.500% senior notes due 2024 (the “Sterling Notes”). Interest on the Sterling Notes is payable in September of each year. The proceeds received by DCL from the USD Notes and the Sterling Notes were net of an $11 million issuance discount and $57 million of debt issuance costs. The net proceeds from the issuance of these senior notes were used to finance a portion of the Scripps Networks acquisition. (See Note 2.)
In March 2017, DCL issued $450 million principal amount of 3.80% senior notes due March 2024 and an additional $200 million principal amount of its existing 4.90% senior notes due March 2026. Interest on these notes is payable semi-annually.
As of September 30, 2019, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for the remaining $135 million of un-exchanged Scripps Networks Senior Notes acquired in conjunction with the acquisition of Scripps Networks. (See Note 22.)
Term Loans
In August 2017, DCL entered into a three-year delayed draw tranche and a five-year delayed draw tranche unsecured term loan credit facility (the "Term Loans"), each with a principal amount of up to $1 billion. The term of each delayed draw loan commenced in March 2018 when Discovery used these funds to finance a portion of the Scripps Networks acquisition. The Term Loans' interest rates are based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company paid a commitment fee of 20 basis points per annum for each loan, based on its then-current credit rating, beginning September 2017 through March 2018. As of December 31, 2018, the Company had used cash from operations and borrowings under the commercial paper program to fully repay the Term Loan borrowings.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facility
In August 2017, DCL amended its revolving credit facility to allow DCL and certain designated foreign subsidiaries of DCL to borrow up to $2.5 billion, including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for Euro-denominated swing line loans. Borrowing capacity under this credit facility is reduced by any outstanding borrowings under the commercial paper program. The maturity date of the revolving credit facility agreement is August 2022 with the option for up to two additional 364-day renewal periods.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The financial covenants were modified as part of the amendment to increase the maximum consolidated leverage ratio financial covenant to 5.50 to 1.00, with step-downs to 5.00 to 1.00 and to 4.50 to 1.00, one year and two years after the closing of the Scripps Networks acquisition, respectively. As of September 30, 2019, the Company's subsidiary, DCL, was in compliance with all covenants and there were no events of default under the revolving credit facility.
As of September 30, 2019, the Company had no outstanding borrowings under the revolving credit facility. As of December 31, 2018, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $225 million at a weighted average interest rate of 3.82%. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For U.S. dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company may also borrow in foreign currencies under the credit facility, at an interest rate based on adjusted LIBOR, plus a margin. The current margins are 1.300% and 0.300%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. The Company had no borrowings under the credit facility in foreign currencies as of September 30, 2019 or December 31, 2018. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.200% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
Program Financing Line of Credit
In January 2018, the Company entered into a secured line of credit for an aggregate principal amount of $26 million to finance content production costs. Interest rates on this line of credit are based at the Company’s option on either an adjusted LIBOR or a variable prime rate. Interest on the outstanding balance is due quarterly. As of September 30, 2019, the Company had an outstanding balance of $14 million.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. The Company had no outstanding borrowings as of September 30, 2019 and December 31, 2018.
NOTE 8. LEASES
The Company has operating and finance leases for transponders, office space, studio facilities, and other equipment. The Company's leases have remaining lease terms of up to 17 years, some of which include options to extend the leases for up to 10 additional years. Most leases are not cancelable prior to their expiration.
The Company determines if an arrangement is a lease at its inception. Operating lease right-of-use ("ROU") assets are included in "Other noncurrent assets" and operating lease liabilities are included in “Accrued liabilities” and “Other noncurrent liabilities” in our September 30, 2019 consolidated balance sheet. Finance lease ROU assets are included in "Property and equipment, net" and finance lease liabilities are included in “Accrued liabilities” and “Other noncurrent liabilities” in the consolidated balance sheets. A rate implicit in the lease when readily determinable is used in arriving at the present value of lease payments. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at lease commencement date for the majority of its leases. The incremental borrowing rate is based on the Company's U.S. dollar denominated senior unsecured borrowing curves using public credit ratings adjusted down to a collateralized basis using a combination of recovery rate and credit notching approaches and translated into major contract currencies as applicable. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Variable lease payments that are based on an index or rate are included in measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in measurement of ROU assets and lease liabilities.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The components of lease cost were as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$29	$81

Finance lease cost:
Amortization of right-of-use assets	$8	$30
Interest on lease liabilities	2	6
Total finance lease cost	$10	$36

Variable lease cost	$3	$7

Supplemental cash flow information related to leases was as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(68)
Operating cash flows from finance leases	$(6)
Financing cash flows from finance leases	$(35)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$360
Finance leases	$13

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Supplemental balance sheet information related to leases was as follows (in millions):

Category	Location on Balance Sheet	September 30, 2019
Operating Leases
Operating lease right-of-use assets	Other noncurrent assets	$620

Operating lease liabilities (current)	Accrued liabilities	$76
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	622
Total operating lease liabilities		$698

Finance Leases
Finance lease right-of-use assets	Property and equipment, net	$213

Finance lease liabilities (current)	Accrued liabilities	$43
Finance lease liabilities (noncurrent)	Other noncurrent liabilities	190
Total finance lease liabilities		$233

September 30, 2019
Weighted average remaining lease term (in years):
Operating leases	13
Finance leases	6

Weighted average discount rate:
Operating leases	3.77%
Finance leases	3.60%

Maturities of lease liabilities as of September 30, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
October 1, 2019 to September 30, 2020	$91	$51
October 1, 2020 to September 30, 2021	99	47
October 1, 2021 to September 30, 2022	69	39
October 1, 2022 to September 30, 2023	60	35
October 1, 2023 to September 30, 2024	56	28
Thereafter	544	61
Total lease payments	919	261
Less: Imputed interest	(221)	(28)
Total	$698	$233

During the nine months ended September 30, 2019, the Company recorded approximately $370 million of operating lease liabilities associated with the upcoming move of its global headquarters from Silver Spring, Maryland to New York City. As of September 30, 2019, the Company has additional lease commitments that have not yet commenced with total minimum lease payments of approximately $24 million, primarily related to equipment leases. The remaining leases will commence between fiscal year 2019 and fiscal year 2021, have lease terms of 3 to 16 years and include options to extend the terms for up to 10 additional years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. At the inception of a derivative contract, the Company designates the derivative as one of four types based on the Company's intentions and belief as to its likely effectiveness as a hedge. These four types are:
(1) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge");
(2) a hedge of net investments in foreign operations ("net investment hedge");
(3) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"); or
(4) an instrument with no hedging designation.
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
In addition to the Company's normal course of business cash flow hedging program, during the nine months ended September 30, 2019, the Company executed foreign exchange forward contracts with an aggregate notional amount of $798 million. The forwards were designated as cash flow hedges and will mitigate exposure to foreign exchange rate volatility and the associated impact on earnings related to a portion of forecasted foreign currency revenues from PGA Golf from 2023 through 2030. Also, during the nine months ended September 30, 2019, the Company entered into two fixed-to-fixed cross-currency swaps with an aggregate notional amount of $201 million. The swaps were designated as net investment hedges of NOK assets and GBP assets. The maturity date of both swaps is February 2024. Contemporaneously, the Company unwound an existing $100 million notional fixed-to-fixed cross currency swap that was designated as a net investment hedge of NOK assets. Lastly, during the nine months ended September 30, 2019, the Company terminated and settled its interest rate cash flow hedges with a total notional value of $500 million following the pricing of its offering of 4.125% senior notes due May 2029. (See Note 7.) The $18 million pretax accumulated other comprehensive loss at the termination date will be amortized as an adjustment to interest expense over the ten-year term of the newly issued notes.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of September 30, 2019 and December 31, 2018.

	September 30, 2019					December 31, 2018
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,684	$13	$12	$2	$6	$267	$13	$—	$3	$—
Net investment hedges: (a)
Cross-currency swaps	$3,429	2	117	13	66	$3,387	—	41	39	81
Foreign exchange	$52	—	2	—	—	$52	—	1	—	—
No hedging designation:
Foreign exchange	$1,100	6	1	1	66	$860	—	11	—	—
Interest rate swaps	$—	—	—	—	—	$25	—	—	—	—
Cross-currency swaps	$—	—	—	—	—	$64	—	—	1	—
Equity (Lionsgate Collar)	$65	—	40	—	—	$97	14	27	—	—
Total		$21	$172	$16	$138		$27	$80	$43	$81

(a) Excludes £400 million of sterling notes ($493 million equivalent at September 30, 2019) designated as a net investment hedge. (See Note 7.)
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gains (losses) recognized in accumulated other comprehensive loss (a):
Foreign exchange - derivative adjustments	$41	$2	$15	$31
Interest rate - derivative adjustments	$—	$—	$(18)	$—
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	$1	$—	$4	$(1)
Foreign exchange - distribution revenue	$(5)	$2	$1	$5
Foreign exchange - costs of revenues	$3	$11	$1	$7
Foreign exchange - other expense, net (dedesignated portion):	$3	$—	$3	$—
Interest rate - interest expense	$(1)	$—	$(1)	$—

(a) For periods prior to the Company's adoption of ASU 2017-12 on July 1, 2018, the amount of gain or (loss) represents only the effective portion of the hedging relationship. Effective with the adoption of ASU 2017-12, gains and losses resulting from the change in the fair value of the hedging relationship are recognized as components of accumulated other comprehensive loss.
If current fair values of designated cash flow hedges as of September 30, 2019 remained static over the next twelve months, the Company would reclassify $9 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 11 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Effective with the Company’s initial application of ASU 2017-12, net periodic interest settlements and accruals on the cross-currency swaps (which would include any cross-currency basis spread adjustment) are reported directly in interest expense, net. Changes in the fair value of the cross-currency swaps resulting from changes in the foreign exchange spot rate will continue to be recorded within the cumulative translation component of Accumulated Other Comprehensive Income ("AOCI"). The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2019	2018		2019	2018
Cross currency swaps - changes in fair value	$82	$8	Interest expense, net	$16	$6
Foreign exchange contracts (a)	3	—	Other expense, net	—	—
Sterling notes (foreign denominated debt) (a)	16	(3)	N/A	—	—
Total	$101	$5		$16	$6

	Nine Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2019	2018		2019	2018
Cross currency swaps - changes in fair value	$128	$13	Interest expense, net	$33	$6
Foreign exchange contracts (a)	2	(1)	Other expense, net	—	—
Sterling notes (foreign denominated debt) (a)	15	13	N/A		—
Total	$145	$25		$33	$6
(a) There are no existing components that are eligible for exclusion from effectiveness testing under ASU 2017-12. There were no forward exchange contracts outstanding at the date of adoption of ASU 2017-12.
The following table presents the pretax impact of derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest rate swaps	$1	$—	$1	$—
Cross-currency swaps	1	1	2	1
Credit contracts	—	—	—	(1)
Equity	6	—	16	11
Foreign exchange derivatives	(30)	—	(64)	—
Total in other expense, net	$(22)	$1	$(45)	$11

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation, a component of other comprehensive income (loss); however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. The adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to income from continuing operations available to Discovery, Inc. stockholders in the calculation of earnings per share. (See Note 16.)
The table below summarizes the Company's redeemable noncontrolling interest balances (in millions).

	September 30, 2019	December 31, 2018
Discovery Family	$206	$206
MotorTrend Group, LLC	120	121
Oprah Winfrey Network ("OWN")	63	58
Discovery Japan	33	30
PSG (a)	24	—
Total	$446	$415
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
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$444	$410	$415	$413
Initial fair value of redeemable noncontrolling interests of acquired businesses	—	—	25	—
Cash distributions to redeemable noncontrolling interests	(22)	—	(32)	(21)
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	6	5	15	16
Other comprehensive loss adjustments	(1)	(1)	(1)	(1)
Currency translation on redemption values	—	—	1	1
Retained earnings adjustments:
Adjustments of redemption values to the floor	11	—	12	6
Adjustments of carrying value to fair value	7	—	7	—
OWN interest adjustment	1	—	4	—
Ending balance	$446	$414	$446	$414

NOTE 11. EQUITY
Common Stock Issued in Connection with Scripps Networks Acquisition
On March 6, 2018, the Company issued 139 million shares of Series C common stock as part of the consideration paid for the acquisition of Scripps Networks, inclusive of the conversion of 1 million Scripps Networks share-based compensation awards. (See Note 2.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Repurchase Programs
In April 2019, the Company's Board of Directors authorized additional common stock repurchases of up to $1 billion. Under the stock authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. During the three months ended September 30, 2019, the Company repurchased 11.6 million shares of its Series C common stock for $300 million at an average price of $25.93 per share.
In May 2019, the Company made an upfront cash payment of $96 million to enter into two prepaid common stock repurchase contracts for the Company’s Series C common stock. Under these contracts, if the price of Discovery’s Series C common stock was below the strike price at expiration, the Company would have received a fixed number of shares of its Series C common stock. If the price of Discovery’s Series C common stock was above the strike price at expiration, the Company could have elected to receive $50 million of cash per contract or that number of Series C common stock at the then current market price equal to $50 million. Both contracts settled in cash for $50 million each during June 2019 and August 2019, as the price of Discovery’s Series C common stock was above the strike price at expiration for each contract. The contracts were accounted for as equity transactions.
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. Over the life of the Company's repurchase programs and as of September 30, 2019, the Company had repurchased 2.8 million and 175.7 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $6.9 billion, respectively.
Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Expense	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(242)	$(5)	$(247)	$26	$9	$35
Net investment hedges	101	—	101	(1)	—	(1)
Total currency translation adjustments	(141)	(5)	(146)	25	9	34

Derivative adjustments:
Unrealized gains (losses)	41	(8)	33	2	(1)	1
Reclassifications:
Advertising revenue	(1)	—	(1)	—	—	—
Distribution revenue	5	(1)	4	(2)	1	(1)
Costs of revenues	(3)	—	(3)	(11)	3	(8)
Other expense, net	(3)	—	(3)	—	—	—
Total derivative adjustments	39	(9)	30	(11)	3	(8)
Other comprehensive income (loss) adjustments	$(102)	$(14)	$(116)	$14	$12	$26

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Expense	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(333)	$(6)	$(339)	$(198)	$6	$(192)
Net investment hedges	128	—	128	19	—	19
Reclassifications:
Loss on disposition	6	—	6	4	—	4
Total currency translation adjustments	(199)	(6)	(205)	(175)	6	(169)

Derivative adjustments:
Unrealized gains (losses)	(3)	2	(1)	31	(7)	24
Reclassifications:
Advertising revenue	(4)	1	(3)	1	—	1
Distribution revenue	(1)	—	(1)	(5)	1	(4)
Costs of revenues	(1)	—	(1)	(7)	2	(5)
Other expense, net	(3)	—	(3)	—	—	—
Total derivative adjustments	(12)	3	(9)	20	(4)	16
Other comprehensive income (loss) adjustments	$(211)	$(3)	$(214)	$(155)	$2	$(153)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended September 30, 2019
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(891)	$(25)	$3	$(913)
Other comprehensive income (loss) before reclassifications	(146)	33	—	(113)
Reclassifications from accumulated other comprehensive income to net income	—	(3)	—	(3)
Other comprehensive income (loss)	(146)	30	—	(116)
Ending balance	$(1,037)	$5	$3	$(1,029)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30, 2018
	Currency Translation	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(818)	$28	$(790)
Other comprehensive income (loss) before reclassifications	34	1	35
Reclassifications from accumulated other comprehensive loss to net income	—	(9)	(9)
Other comprehensive income (loss)	34	(8)	26
Ending balance	$(784)	$20	$(764)

	Nine Months Ended September 30, 2019
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(804)	$16	$3	$(785)
Other comprehensive income before reclassifications	(211)	(1)	—	(212)
Reclassifications from accumulated other comprehensive loss to net income	6	(8)	—	(2)
Other comprehensive loss	(205)	(9)	—	(214)
Reclassifications to retained earnings resulting from the adoption of ASU 2018-02	(28)	(2)	—	(30)
Ending balance	$(1,037)	$5	$3	$(1,029)

	Nine Months Ended September 30, 2018
	Currency Translation	AFS (a)	Derivatives	Accumulated Other Comprehensive Loss
Beginning balance	$(615)	$26	$4	$(585)
Other comprehensive income (loss) before reclassifications	(173)	—	24	(149)
Reclassifications from accumulated other comprehensive loss to net income	4	—	(8)	(4)
Other comprehensive income (loss)	(169)	—	16	(153)
Reclassifications to retained earnings resulting from the adoption of ASU 2016-01	—	(26)	—	(26)
Ending balance	$(784)	$—	$20	$(764)

(a) Effective January 1, 2018, unrealized gains and losses on equity investments with readily determinable fair values are recorded in other expense, net. (See Note 3.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12. NONCONTROLLING INTEREST
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
NOTE 13. REVENUES
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended September 30,
	2019				2018
	U.S. Networks	International Networks	Corporate and Other	Total	U.S. Networks	International Networks	Corporate and Other	Total
Revenues:
Advertising	$1,019	$394	$—	$1,413	$991	$374	$—	$1,365
Distribution	681	520	—	1,201	644	508	—	1,152
Other	25	36	3	64	39	34	2	75
Total	$1,725	$950	$3	$2,678	$1,674	$916	$2	$2,592

	Nine Months Ended September 30,
	2019				2018
	U.S. Networks	International Networks	Corporate and Other	Total	U.S. Networks	International Networks	Corporate and Other	Total
Revenues:
Advertising	$3,194	$1,253	$—	$4,447	$2,708	$1,232	$—	$3,940
Distribution	2,066	1,565	—	3,631	1,812	1,577	—	3,389
Other	80	104	8	192	108	256	51	415
Total	$5,340	$2,922	$8	$8,270	$4,628	$3,065	$51	$7,744

Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts monthly based on minimum monthly fees or by calculating one twelfth of annual license fees specified in its distribution contracts. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.2 billion as of September 30, 2019 and is expected to be recognized over the next 5 years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $724 million as of September 30, 2019 and is expected to be recognized over the next 7 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $80 million as of September 30, 2019 and is expected to be recognized over the next 12 years.
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

	December 31, 2018	Additions (a)	Reductions	Foreign Currency	September 30, 2019
Accounts receivable	$2,620	8,492	(8,419)	2	$2,695
Deferred revenues:
Current	$249	1,006	(870)	(1)	$384
Long-term (b)	$120	67	(13)	(3)	$171

	December 31, 2017	Additions (c)	Reductions (d)	Foreign Currency	September 30, 2018
Accounts receivable	$1,838	8,655	(7,906)	(9)	$2,578
Deferred revenues:
Current	$255	1,004	(946)	(9)	$304
Long-term (b)	$109	37	(47)	—	$99
(a) This column includes accounts receivable and deferred revenues balances of $10 million and $22 million, respectively, for acquisitions completed during the nine months ended September 30, 2019.
(b) Long term deferred revenues is a component of other noncurrent liabilities on the consolidated balance sheets.
(c) This column includes Scripps Networks accounts receivable and deferred revenues balances of $783 million and $116 million, respectively, as of March 6, 2018, the date of the acquisition. (See Note 2.)
(d) This column includes the impact of the sale of the Education Business on April 30, 2018. (See Note 2.) As of the sale date, accounts receivable and deferred revenue balances were $32 million and $74 million, respectively.
Revenue recognized for the three and nine months ended September 30, 2019 related to the contract liability (deferred revenues) as of December 31, 2018 was $50 million and $194 million, respectively.
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
NOTE 14. SHARE-BASED COMPENSATION
The Company has various incentive plans under which stock options, service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and stock appreciation rights ("SARs") have been issued. During the nine months ended September 30, 2019, the vesting and service requirements of share-based awards granted were consistent with the arrangements disclosed in the Company's 2018 Form 10-K.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the components of share-based compensation expense (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PRSUs	$2	$13	$25	$29
RSUs	12	8	28	21
Stock options	8	8	25	15
SARs	(9)	14	4	27
Total share-based compensation expense	$13	$43	$82	$92
Tax benefit recognized	$2	$10	$10	$21

Compensation expense for all awards was recorded in selling, general and administrative expense on the consolidated statements of operations. Liability-classified share-based compensation awards include certain PRSUs, RSUs and SARs. The Company records expense for the fair value of cash-settled and other liability-classified share-based compensation awards ratably over the graded vesting service period based on changes in fair value and the probability that performance targets will be met, if applicable. The table below presents current and non-current portions of liability-classified share-based compensation awards (in millions).

	September 30, 2019	December 31, 2018
Current portion of liability-classified awards:
PRSUs	$22	$21
SARs	5	2
Non-current portion of liability-classified awards:
PRSUs	21	22
SARs	8	9
RSUs	2	—
Total liability-classified share-based compensation award liability	$58	$54

The table below presents award activity (in millions, except weighted-average grant price) for PRSUs, RSUs and SARs.

	Nine Months Ended September 30, 2019
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.5	$28.62
RSUs	3.1	$29.03
Awards converted or settled:
PRSUs	1.1	$33.31
RSUs	0.8	$28.19
SARs	0.9	$22.39

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents stock option activity (in millions, except weighted-average exercise price).

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2018	21.1	$28.86
Granted	2.1	$31.01
Exercised	(0.6)	$24.32
Forfeited/cancelled	(0.8)	$29.50
Outstanding as of September 30, 2019	21.8

The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of September 30, 2019 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
RSUs	$197	3.55
PRSUs	9	0.84
Stock options	97	3.36
SARs	7	0.96
Total unrecognized compensation cost	$310

NOTE 15. INCOME TAXES
The following table reconciles the U.S. federal statutory income tax rate to the Company's effective income tax rate.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
U.S. federal statutory income tax provision	$93	21%	$37	21%	$363	21%	$111	21%
State and local income taxes, net of federal tax benefit	16	3%	10	5%	53	3%	15	3%
Effect of foreign operations	23	5%	(5)	(3)%	58	3%	10	2%
Change in uncertain tax positions	(4)	(1)%	3	2%	6	—%	29	5%
Legal entity restructuring, deferred tax impact	(2)	—%	—	—%	(457)	(26)%	—	—%
Renewable energy investments tax credits (See Note 3)	(1)	—%	(1)	—%	(1)	—%	(3)	(1)%
Impairment of goodwill	26	6%	—	—%	26	2%	—	—%
Noncontrolling interest adjustment	(10)	(2)%	(3)	(2)%	(38)	(2)%	(7)	(1)%
U.S. legislative changes	—	—%	1	—%	—	—%	(18)	(3)%
Transaction costs	—	—%	2	1%	—	—%	9	2%
Other, net	6	1%	(1)	—%	19	1%	—	—%
Income tax expense	$147	33%	$43	24%	$29	2%	$146	28%

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We carried out numerous internal transactions during the nine months ended September 30, 2019 that were intended to integrate assets acquired from the Scripps Networks business with the Discovery business; streamline and simplify our corporate entity structures; simplify our internal financing structures; respond to the expected exit of the United Kingdom from the European Union; make our managerial structures and processes more efficient and nimble; and reduce costs associated with the maintenance of legal entities. These transactions included mergers, liquidations, and intercompany sales among members of the consolidated Discovery group. Some of these transactions have resulted in changes in certain of our deferred tax items, which are based on differences between the book versus tax bases of the assets and liabilities and on certain tax attributes, such as net operating loss carryovers. The items involved in these restructurings relate to a variety of jurisdictions in our International Networks segment. Recent changes in accounting for intercompany transactions have also impacted our effective tax rate. For example, following our adoption of ASU 2016-16, effective January 1, 2018, the income tax effects of intercompany transfers will be recognized in the period in which the transfer occurs, rather than amortized over time, which will increase the impact of such transfers on our effective tax rate in the periods in which the transfers occur. Moreover, U.S. tax reform has a continued effect as the U.S. Treasury Department issues final regulations clarifying application of the new law; and several tax controversies have come to resolution. The net effect of the various changes in our deferred tax balances and related valuation allowances has been the recognition of a one-time, non-cash deferred income tax benefit of $457 million during the nine months ended September 30, 2019.
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
The Company's reserves for uncertain tax positions as of September 30, 2019 and December 31, 2018 totaled $425 million and $378 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $146 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of September 30, 2019 and December 31, 2018, the Company had accrued approximately $77 million and $51 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 16. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock is treated as one class and the Series C-1 convertible preferred stock is treated as a separate class for purposes of applying the two-class method. The Company's Series C-1 convertible preferred stock is an in substance common stock equivalent as it has substantially equal rights and shares equally on an as-converted basis with respect to income available to Discovery, Inc. The Company's Series A-1 convertible preferred stock is also a separate class but is not considered a common stock equivalent and therefore is not presented separately in the calculation of earnings per share. Series A-1 convertible preferred stock is currently convertible into nine shares of our Series A common stock and Series C-1 convertible preferred stock is convertible into 19.3648 shares of our Series C common stock, subject to certain anti-dilution adjustments. During the nine months ended September 30, 2019, Advance Newhouse Programming Partnership converted 645,502 of its Series C-1 convertible preferred stock into 12.5 million shares of Series C common stock.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the Company's calculated earnings per share. Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$297	$135	$1,702	$382
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(25)	(12)	(157)	(34)
Net income attributable to noncontrolling interests	(29)	(13)	(94)	(41)
Net income attributable to redeemable noncontrolling interests	(6)	(5)	(15)	(16)
Redeemable noncontrolling interest adjustments to redemption value	(12)	—	(16)	(6)
Net income allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$225	$105	$1,420	$285

Allocation of net income to Discovery, Inc. Series A, B and C common stockholders and Series C-1 convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	$188	$86	$1,173	$231
Series C-1 convertible preferred stockholders	37	19	247	54
Total	225	105	1,420	285
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	25	12	157	34
Net income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$250	$117	$1,577	$319

Denominator — weighted average:
Series A, B and C common shares outstanding — basic	535	523	529	490
Impact of assumed preferred stock conversion	175	187	182	187
Dilutive effect of share-based awards	3	3	3	2
Series A, B and C common shares outstanding — diluted	713	713	714	679
Series C-1 convertible preferred stock outstanding — basic and diluted	5	6	6	6

Basic net income per share allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$0.35	$0.16	$2.22	$0.47
Series C-1 convertible preferred stockholders	$6.82	$3.19	$42.94	$9.13

Diluted net income per share allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$0.35	$0.16	$2.21	$0.47
Series C-1 convertible preferred stockholders	$6.80	$3.18	$42.77	$9.10

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive share-based awards	18	16	18	13
PRSUs whose performance targets have not been achieved	2	2	2	2

Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
NOTE 17. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other Expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency income (losses), net	$27	$(8)	$20	$(59)
(Losses) gains on derivative instruments, net	(22)	1	(45)	11
Change in the value of common stock investments with readily determinable fair value	(15)	(1)	(32)	(44)
Gain on sale of equity method investments	—	—	10	—
Remeasurement gain on previously held equity interest	—	—	14	—
Interest income	9	—	18	15
Other (expense) income, net	—	(7)	5	(7)
Total other expense, net	$(1)	$(15)	$(10)	$(84)

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2019	2018
Cash paid for taxes, net	$499	$290
Cash paid for interest, net	$541	$576
Non-cash investing and financing activities:
Equity issued for the acquisition of Scripps Networks	$—	$3,218
Disposal of UKTV investment and acquisition of Lifestyle Business	$291	$—
Accrued purchases of property and equipment	$41	$36
Assets acquired under finance lease arrangements	$13	$51

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 18. RELATED PARTY TRANSACTIONS
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
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues and service charges:
Liberty Group	$154	$165	$505	$472
Equity method investees	61	101	203	189
Other	15	13	42	50
Total revenues and service charges	$230	$279	$750	$711
Interest income	$—	$2	$1	$4
Expenses	$(44)	$(87)	$(304)	$(269)

The table below presents receivables due from related parties (in millions).

	September 30, 2019	December 31, 2018
Receivables	$139	$167
Note receivable (a)	$—	$94

(a) Amount relates to a note receivable with UKTV, an equity method investee acquired in conjunction with the acquisition of Scripps Networks. On June 11, 2019, the Company and BBC dissolved their 50/50 joint venture in UKTV. (See Note 2.)
NOTE 19. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and finance leases, employment contracts, arrangements to purchase various goods and services, and future funding commitments to equity method investees.
Contingencies
Put Rights
The Company has granted put rights to certain consolidated subsidiaries. (See Note 10.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Legal Matters
The Company is party to various lawsuits and claims in the ordinary course of business, including claims related to employees, vendors, other business partners or patent issues. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the Company's future consolidated financial position, future results of operations or cash flows. During the three months ended June 30, 2018, the Company received written notification from tax authorities of a withholding tax claim stemming from an audit that commenced in 2017. A liability of $40 million was recorded as part of the provisional Scripps Networks purchase accounting as of December 31, 2018. During the nine months ended September 30, 2019, the withholding tax claim was settled with a portion of the claim being resolved subsequent to the measurement period, which resulted in a reversal of the remaining accrual and a reduction in selling, general, and administrative expense of approximately $29 million.
Guarantees
There were no guarantees recorded under ASC 460 as of September 30, 2019 and December 31, 2018.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of September 30, 2019 and December 31, 2018.
NOTE 20. REPORTABLE SEGMENTS
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) employee share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks and other transactions, and (viii) other items impacting comparability, such as the non-cash settlement of a withholding tax claim. (See Note 19.) The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps Networks transaction and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. The Company also excludes depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP.
Effective January 1, 2019, the Company's definition of Adjusted OIBDA was modified to exclude all share-based compensation, whereas only mark-to-market share-based compensation was previously excluded. Over time, the Company has moved to a higher percentage of equity classified awards (in lieu of liability classified awards, which require mark-to-market accounting) under its stock incentive plans and expects to continue this practice in future periods. Since most equity classified awards are non-cash expenses not entirely under management control, we have elected to exclude all employee share-based compensation from Adjusted OIBDA beginning in 2019. The revised definition of Adjusted OIBDA will be used by the Company's CODM in evaluating segment performance in 2019. Accordingly, prior period amounts have been recast to reflect the current definition.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present summarized financial information for each of the Company’s reportable segments, other, and corporate and inter-segment eliminations (in millions).
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. Networks	$1,725	$1,674	$5,340	$4,628
International Networks	950	916	2,922	3,065
Other	3	3	8	52
Corporate and inter-segment eliminations	—	(1)	—	(1)
Total revenues	$2,678	$2,592	$8,270	$7,744

Adjusted OIBDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. Networks	$1,005	$901	$3,192	$2,536
International Networks	237	254	742	727
Other	1	—	3	3
Corporate and inter-segment eliminations	(117)	(95)	(371)	(275)
Total Adjusted OIBDA	$1,126	$1,060	$3,566	$2,991

Reconciliation of Net Income available to Discovery, Inc. to Total Adjusted OIBDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available to Discovery, Inc.	$262	$117	$1,593	$325
Net income attributable to redeemable noncontrolling interests	6	5	15	16
Net income attributable to noncontrolling interests	29	13	94	41
Income tax expense	147	43	29	146
Income before income taxes	444	178	1,731	528
Other expense, net	1	15	10	84
Loss (income) from equity investees, net	11	(9)	20	53
Loss on extinguishment of debt	—	—	28	—
Interest expense, net	163	185	515	558
Operating income	619	369	2,304	1,223
Gain on disposition	—	—	—	(84)
Restructuring and other charges	8	224	20	652
Impairment of goodwill	155	—	155	—
Depreciation and amortization	322	398	1,014	1,001
Employee share-based compensation	11	43	80	92
Transaction and integration costs	11	26	22	107
Settlement of a withholding tax claim	—	—	(29)	—
Total Adjusted OIBDA	$1,126	$1,060	$3,566	$2,991

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total Assets

	September 30, 2019	December 31, 2018
U.S. Networks	$18,420	$18,683
International Networks	7,534	7,208
Other	173	227
Corporate and inter-segment eliminations	6,698	6,432
Total assets	$32,825	$32,550

Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.
NOTE 21. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segments, other, and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. Networks	$4	$206	$11	$259
International Networks	5	16	15	262
Other	—	—	—	1
Corporate and inter-segment eliminations	(1)	2	(6)	130
Total restructuring and other charges	$8	$224	$20	$652

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restructuring charges	$8	$63	$20	$314
Other charges	—	161	—	338
Total restructuring and other charges	$8	$224	$20	$652

Restructuring charges include contract terminations, employee terminations and facility closures. For the three and nine months ended September 30, 2019, these charges result from activities to integrate Scripps Networks and other cost reduction initiatives. For the three and nine months ended September 30, 2018, these charges result from activities to integrate Scripps Networks and establish an efficient cost structure. Contract-related restructuring charges include costs to terminate certain production commitments, life of series production and content licensing contracts. Employee terminations relate to cost reduction efforts and management changes. Facility-related restructuring charges are recognized upon exiting all or a portion of a leased facility after meeting cease-use requirements. Other charges relate to content write-offs which resulted from a global strategic review of content following the acquisition of Scripps Networks.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in restructuring and other liabilities recorded in accrued liabilities by major category were as follows (in millions).

	U.S. Networks	International Networks	Corporate and inter-segment eliminations (a)	Total
December 31, 2018	$16	$46	$46	$108
Net contract termination accruals	—	—	(6)	(6)
Net employee relocation/termination accruals	11	15	(6)	20
Cash paid	(19)	(35)	(20)	(74)
September 30, 2019	$8	$26	$14	$48

(a) $1 million and $5 million of net contract termination accruals related to lease exits were reclassified from accrued liabilities and other noncurrent liabilities, respectively, to right-of-use assets on the balance sheet upon adoption of ASU 2016-02 on January 1, 2019.
NOTE 22. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of September 30, 2019 and December 31, 2018, most of the Company's outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 7.) Each of the Company, DCL and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) has the ability to conduct registered offerings of debt securities.
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
On April 3, 2018, the Company completed a non-cash transaction in which $2.3 billion aggregate principal amount of Scripps Networks outstanding debt was exchanged for Discovery senior notes (See Note 7). The exchanged Scripps Networks senior notes are fully and unconditionally guaranteed by Scripps Networks and the Company. During the three months ended June 30, 2018, the Company completed a series of senior note guaranty transactions and as a result as of June 30, 2018, the Company and Scripps Networks fully and unconditionally guarantee all of Discovery's senior notes on an unsecured basis, except for the $135 million un-exchanged Scripps Networks Senior Notes. (See Note 7.) The condensed consolidated financial statements presented below have been recast to reflect the addition of Scripps Networks as a guarantor as of and for the three and nine months ended September 30, 2018 and to reflect conforming classification changes made in conjunction with the adoption of ASU 2016-02. (See Note 1.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$30	$—	$380	$209	$194	$—	$813
Receivables, net	—	—	—	478	1,398	819	—	2,695
Content rights, net	—	—	—	2	378	62	—	442
Prepaid expenses and other current assets	—	2	19	69	163	124	(14)	363
Inter-company trade receivables, net	—	32	—	—	—	262	(294)	—
Total current assets	—	64	19	929	2,148	1,461	(308)	4,313
Investment in and advances to subsidiaries	9,520	13,352	—	6,764	—	—	(29,636)	—
Noncurrent content rights, net	—	—	—	667	1,463	965	—	3,095
Goodwill, net	—	—	—	3,677	3,153	6,147	—	12,977
Intangible assets, net	—	—	—	234	1,140	7,506	—	8,880
Equity method investments	—	—	—	17	273	239	—	529
Other noncurrent assets, including property and equipment, net	—	53	20	1,071	1,361	546	(20)	3,031
Total assets	$9,520	$13,469	$39	$13,359	$9,538	$16,864	$(29,964)	$32,825
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$58	$—	$541	$12	$—	$—	$611
Other current liabilities	—	19	—	406	1,289	526	(14)	2,226
Inter-company trade payables, net	—	—	—	69	193	32	(294)	—
Total current liabilities	—	77	—	1,016	1,494	558	(308)	2,837
Noncurrent portion of debt	—	77	—	14,677	3	—	—	14,757
Negative carrying amount in subsidiaries, net	—	—	3,420	—	—	2,256	(5,676)	—
Other noncurrent liabilities	2	58	2	1,086	831	1,693	(20)	3,652
Total liabilities	2	212	3,422	16,779	2,328	4,507	(6,004)	21,246
Redeemable noncontrolling interests	—	—	—	—	446	—	—	446
Total Discovery, Inc. stockholders' equity	9,518	13,257	(3,383)	(3,420)	6,764	12,357	(25,575)	9,518
Noncontrolling interests	—	—	—	—	—	—	1,615	1,615
Total equity	9,518	13,257	(3,383)	(3,420)	6,764	12,357	(23,960)	11,133
Total liabilities and equity	$9,520	$13,469	$39	$13,359	$9,538	$16,864	$(29,964)	$32,825

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$520	$1,295	$872	$(9)	$2,678
Costs of revenues, excluding depreciation and amortization	—	—	—	105	565	249	(5)	914
Selling, general and administrative	6	(1)	—	113	411	136	(5)	660
Depreciation and amortization	—	—	—	13	75	234	—	322
Impairment of goodwill	—	—	—	—	155	—	—	155
Restructuring and other charges	—	—	—	6	5	(3)	—	8
Total costs and expenses	6	(1)	—	237	1,211	616	(10)	2,059
Operating (loss) income	(6)	1	—	283	84	256	1	619
Equity in earnings of subsidiaries	267	230	96	5	—	63	(661)	—
Interest (expense), net	—	(4)	—	(165)	7	(1)	—	(163)
(Loss) income from equity investees, net	—	—	—	—	(17)	6	—	(11)
Other (expense) income, net	—	(8)	—	8	(5)	4	—	(1)
Income before income taxes	261	219	96	131	69	328	(660)	444
Income tax benefit (expense)	1	3	—	(35)	(58)	(58)	—	(147)
Net income	262	222	96	96	11	270	(660)	297
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Net income available to Discovery, Inc.	$262	$222	$96	$96	$11	$270	$(695)	$262

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$487	$1,267	$853	$(15)	$2,592
Costs of revenues, excluding depreciation and amortization	—	—	—	118	542	284	(10)	934
Selling, general and administrative	5	—	—	119	386	162	(5)	667
Depreciation and amortization	—	1	—	13	87	297	—	398
Restructuring and other charges	(1)	—	—	56	87	80	2	224
Total costs and expenses	4	1	—	306	1,102	823	(13)	2,223
Operating (loss) income	(4)	(1)	—	181	165	30	(2)	369
Equity in earnings (loss) of subsidiaries	121	12	102	127	—	68	(430)	—
Interest expense, net	—	(2)	—	(180)	(4)	1	—	(185)
Income from equity investees, net	—	—	—	2	1	6	—	9
Other income (expense), net	—	8	—	(14)	(8)	(2)	1	(15)
Income before income taxes	117	17	102	116	154	103	(431)	178
Income tax expense	—	—	—	(14)	(22)	(7)	—	(43)
Net income	117	17	102	102	132	96	(431)	135
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Net income available to Discovery, Inc.	$117	$17	$102	$102	$132	$96	$(449)	$117

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$1,567	$3,953	$2,773	$(23)	$8,270
Costs of revenues, excluding depreciation and amortization	—	—	—	310	1,726	759	(13)	2,782
Selling, general and administrative	18	—	—	276	1,294	417	(10)	1,995
Depreciation and amortization	—	—	—	36	236	742	—	1,014
Impairment of goodwill	—	—	—	—	155	—	—	155
Restructuring and other charges	—	—	—	6	17	(3)	—	20
Total costs and expenses	18	—	—	628	3,428	1,915	(23)	5,966
Operating (loss) income	(18)	—	—	939	525	858	—	2,304
Equity in earnings (loss) of subsidiaries	1,607	645	1,001	719	—	667	(4,639)	—
Interest expense, net	—	(4)	—	(515)	5	(1)	—	(515)
Loss on extinguishment of debt	—	—	—	(28)	—	—	—	(28)
Loss (income) from equity investees, net	—	—	—	(2)	(45)	27	—	(20)
Other income (expense), net	—	—	—	1	(19)	8	—	(10)
Income before income taxes	1,589	641	1,001	1,114	466	1,559	(4,639)	1,731
Income tax benefit (expense)	4	1	—	(113)	268	(189)	—	(29)
Net income	1,593	642	1,001	1,001	734	1,370	(4,639)	1,702
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(94)	(94)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Net income available to Discovery, Inc.	$1,593	$642	$1,001	$1,001	$734	$1,370	$(4,748)	$1,593

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$1,481	$4,201	$2,087	$(25)	$7,744
Costs of revenues, excluding depreciation and amortization	—	—	—	332	2,001	668	(12)	2,989
Selling, general and administrative	36	—	—	286	1,239	415	(13)	1,963
Depreciation and amortization	—	1	—	41	280	679	—	1,001
Restructuring and other charges	8	—	—	115	322	207	—	652
Gain on disposition	—	—	—	—	(84)	—	—	(84)
Total costs and expenses	44	1	—	774	3,758	1,969	(25)	6,521
Operating (loss) income	(44)	(1)	—	707	443	118	—	1,223
Equity in earnings (loss) of subsidiaries	360	50	327	189	—	218	(1,144)	—
Interest expense	—	(6)	—	(525)	(26)	(1)	—	(558)
Income (loss) from equity investees, net	—	—	—	3	(76)	20	—	(53)
Other income (expense), net	—	10	—	35	(86)	(43)	—	(84)
Income before income taxes	316	53	327	409	255	312	(1,144)	528
Income tax benefit (expense)	9	—	—	(82)	(50)	(23)	—	(146)
Net income	325	53	327	327	205	289	(1,144)	382
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(41)	(41)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Net income available to Discovery, Inc.	$325	$53	$327	$327	$205	$289	$(1,201)	$325

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$262	$222	$96	$96	$11	$270	$(660)	$297
Other comprehensive (loss) income adjustments, net of tax:
Currency translation	(146)	(101)	(45)	(45)	(61)	(131)	383	(146)
Derivatives	30	—	30	30	30	20	(110)	30
Comprehensive income (loss)	146	121	81	81	(20)	159	(387)	181
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Comprehensive income attributable to redeemable noncontrolling interests	1	—	—	—	—	—	(6)	(5)
Comprehensive income (loss) attributable to Discovery, Inc.	$147	$121	$81	$81	$(20)	$159	$(422)	$147

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$1,593	$642	$1,001	$1,001	$734	$1,370	$(4,639)	$1,702
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(205)	(104)	(101)	(101)	(116)	(171)	593	(205)
Derivatives	(9)	—	(9)	(9)	(9)	(6)	33	(9)
Comprehensive income	1,379	538	891	891	609	1,193	(4,013)	1,488
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(94)	(94)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Comprehensive income attributable to Discovery, Inc.	$1,379	$538	$891	$891	$609	$1,193	$(4,122)	$1,379

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
Other comprehensive income (loss) adjustments, net of tax:
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019 (in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$5	$(13)	$4	$99	$882	$1,190	$—	$2,167
Investing Activities
Business acquisitions, net of cash acquired	—	—	—	—	(60)	—	—	(60)
Investments in and advances to equity investments	—	—	—	(81)	(111)	(23)	—	(215)
Proceeds from dissolution of joint venture	—	60	—	—	2	55	—	117
Purchases of property and equipment	—	—	—	(10)	(140)	(39)	—	(189)
Proceeds from derivative instruments, net	—	—	—	—	52	—	—	52
Inter-company distributions and other investing activities, net	—	—	—	75	—	4	(75)	4
Cash provided by (used in) investing activities	—	60	—	(16)	(257)	(3)	(75)	(291)
Financing Activities
Principal repayments of revolving credit facility	—	—	—	—	(225)	—	—	(225)
Borrowings from debt, net of discount and issuance costs	—	—	—	1,479	—	—	—	1,479
Principal repayments of debt, including discount payment	—	(107)	—	(2,545)	—	—	—	(2,652)
Principal repayments of finance lease obligations	—	—	—	(7)	(26)	(2)	—	(35)
Repurchases of stock	(300)	—	—	—	—	—	—	(300)
Distributions to noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	(32)	(195)	—	(227)
Share-based plan (payments) proceeds, net	(9)	—	—	—	—	—	—	(9)
Repayments under program financing line of credit, net	—	—	—	—	(8)	—	—	(8)
Payments for hedging instruments	—	—	—	—	(18)	—	—	(18)
Inter-company contributions (distributions) and other financing activities, net	304	(225)	(4)	1,309	(524)	(932)	75	3
Cash used in (provided by) financing activities	(5)	(332)	(4)	236	(833)	(1,129)	75	(1,992)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(58)	1	—	(57)
Net change in cash and cash equivalents	—	(285)	—	319	(266)	59	—	(173)
Cash and cash equivalents, beginning of period	—	315	—	61	475	135	—	986
Cash and cash equivalents, end of period	$—	$30	$—	$380	$209	$194	$—	$813

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018 (in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(68)	$(39)	$1	$(20)	$1,005	$768	$—	$1,647
Investing Activities
Business acquisitions, net of cash acquired	(8,714)	54	—	—	—	95	—	(8,565)
(Payments for) proceeds from investments	—	—	—	(10)	(54)	8	—	(56)
Proceeds from dispositions, net of cash disposed	—	—	—	—	107	—	—	107
Proceeds from sale of assets	—	—	—	—	68	—	—	68
Purchases of property and equipment	—	—	—	(16)	(68)	(22)	—	(106)
Payments for derivative instruments, net	—	—	—	—	(3)	—	—	(3)
Other investing activities, net	—	8	—	8	4	(6)	(8)	6
Cash (used in) provided by investing activities	(8,714)	62	—	(18)	54	75	(8)	(8,549)
Financing Activities
Commercial paper borrowings	—	—	—	293	—	—	—	293
Principal repayments of revolving credit facility	—	—	—	—	(100)	—	—	(100)
Borrowings under term loan agreements	—	—	—	2,000	—	—	—	2,000
Principal (repayments) borrowings of term loans	—	—	—	(2,000)	—	—	—	(2,000)
Principal repayments of capital lease obligations	—	—	—	(6)	(22)	(9)	—	(37)
Distributions to redeemable noncontrolling interests	—	—	—	—	(22)	(37)	—	(59)
Share-based plan proceeds, net	44	—	—	—	—	—	—	44
Borrowing under program financing line of credit	—	—	—	23	—	—	—	23
Other financing activities, net	8,738	20	(1)	(7,032)	(1,059)	(690)	8	(16)
Cash provided by (used in) financing activities	8,782	20	(1)	(6,722)	(1,203)	(736)	8	148
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(18)	(6)	—	(24)
Net change in cash and cash equivalents	—	43	—	(6,760)	(162)	101	—	(6,778)
Cash and cash equivalents, beginning of period	—	—	—	6,800	509	—	—	7,309
Cash and cash equivalents, end of period	$—	$43	$—	$40	$347	$101	$—	$531

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
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated GO applications, digital distribution arrangements and content licensing arrangements. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to approximately 4 billion cumulative subscribers and viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in nearly 50 languages. Our global portfolio of networks includes prominent nonfiction television brands such as Discovery Channel, our most widely distributed global brand, TLC, Animal Planet, Investigation Discovery, Science Channel, and MotorTrend (previously known as Velocity domestically and currently known as Turbo internationally), Food Network, HGTV, Travel Channel, and TVN, a Polish media company. Our portfolio also includes Eurosport, a leading sports entertainment provider and broadcaster of the Olympic Games (the "Olympics") across Europe, as well as Discovery Kids, a leading children's entertainment brand in Latin America. We participate in joint ventures including Group Nine Media ("Group Nine"), a digital media holding company home to top digital brands including NowThis News, the Dodo, Thrillist, and Seeker.
Our objectives are to invest in high quality content for our networks and brands to build viewership, optimize distribution revenue, capture advertising sales and create or reposition branded channels and businesses to sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we have extended content distribution across new platforms, including brand-aligned websites, on-line streaming, mobile devices, video on demand and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home satellite operators, telecommunication service providers, and other content distributors who deliver our content to their customers.
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
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting primarily of international television networks and digital content services. In addition, Other consists principally of a production studio. Our segment presentation aligns with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments.
Scripps Networks
On March 6, 2018, Discovery acquired Scripps Networks (the "Scripps Networks acquisition") for $12.0 billion, comprised of $8.8 billion in cash and $3.2 billion in equity. Scripps Networks was a global media company with lifestyle-oriented content, such as home, food, and travel-related programming. The Scripps Networks portfolio of networks included HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel, Great American Country and TVN S.A.’s (“TVN”) portfolio of networks outside the United States. Additionally, outside the United States, Scripps Networks participated in UKTV, a joint venture with BBC Worldwide Limited (the “BBC”). The Company applied the acquisition method of accounting to Scripps Networks' business, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill.
In connection with the Scripps Networks acquisition, in September 2017, Discovery Communications, LLC ("DCL") issued several series of senior notes to partially fund the Scripps Networks acquisition with an aggregate principal amount of $6.8 billion and entered into two term loan facilities with an aggregate principal amount of $2.0 billion.

RESULTS OF OPERATIONS
The discussion below compares our actual results for the three months ended September 30, 2019 to the three months ended September 30, 2018, as well as our actual results for the nine months ended September 30, 2019 to pro forma combined results for the nine months ended September 30, 2018, as if the Scripps Networks acquisition occurred on January 1, 2017. Scripps Networks was acquired on March 6, 2018. Management believes reviewing our actual operating results in addition to combined pro forma results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our combined U.S. Networks, International Networks and Corporate and Inter-Segment Eliminations pro forma information is based on the historical operating results of the respective businesses as applicable to each segment and includes adjustments directly attributable to the prior year Scripps Networks acquisition as if it had occurred on January 1, 2017, such as:

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

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,
	2019	2018	Change
Revenues:			$	%
Advertising	$1,413	$1,365	$48	4%
Distribution	1,201	1,152	49	4%
Other	64	75	(11)	(15)%
Total revenues	2,678	2,592	86	3%
Costs of revenues, excluding depreciation and amortization	914	934	(20)	(2)%
Selling, general and administrative	660	667	(7)	(1)%
Depreciation and amortization	322	398	(76)	(19)%
Impairment of goodwill	155	—	155	NM
Restructuring and other charges	8	224	(216)	(96)%
Total costs and expenses	2,059	2,223	(164)	(7)%
Operating income	619	369	250	68%
Interest expense, net	(163)	(185)	22	(12)%
(Loss) income from equity investees, net	(11)	9	(20)	NM
Other expense, net	(1)	(15)	14	(93)%
Income before income taxes	444	178	266	NM
Income tax expense	(147)	(43)	(104)	NM
Net income	297	135	162	120%
Net income attributable to noncontrolling interests	(29)	(13)	(16)	NM
Net income attributable to redeemable noncontrolling interests	(6)	(5)	(1)	20%
Net income available to Discovery, Inc.	$262	$117	$145	124%

	Nine Months Ended September 30,
	2019	2018
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
Revenues:					$	%	$	%
Advertising	$4,447	$3,940	$426	$4,366	$507	13%	$81	2%
Distribution	3,631	3,389	178	3,567	242	7%	64	2%
Other	192	415	19	434	(223)	(54)%	(242)	(56)%
Total revenues	8,270	7,744	623	8,367	526	7%	(97)	(1)%
Costs of revenues, excluding depreciation and amortization	2,782	2,989	204	3,193	(207)	(7)%	(411)	(13)%
Selling, general and administrative	1,995	1,963	133	2,096	32	2%	(101)	(5)%
Depreciation and amortization	1,014	1,001	(6)	995	13	1%	19	2%
Impairment of goodwill	155	—	—	—	155	NM	155	NM
Restructuring and other charges	20	652	10	662	(632)	(97)%	(642)	(97)%
Gain on disposition	—	(84)	—	(84)	84	NM	84	NM
Total costs and expenses	5,966	6,521	341	6,862	(555)	(9)%	(896)	(13)%
Operating income	2,304	1,223	282	1,505	1,081	88%	799	53%
Interest expense, net	(515)	(558)			43	(8)%
Loss on extinguishment of debt	(28)	—			(28)	NM
Loss from equity investees, net	(20)	(53)			33	(62)%
Other expense, net	(10)	(84)			74	(88)%
Income before income taxes	1,731	528			1,203	NM
Income tax benefit (expense)	(29)	(146)			117	(80)%
Net income	1,702	382			1,320	NM
Net income attributable to noncontrolling interests	(94)	(41)			(53)	NM
Net income attributable to redeemable noncontrolling interests	(15)	(16)			1	(6)%
Net income available to Discovery, Inc.	$1,593	$325			1,268	NM

NM - Not meaningful
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
Advertising revenue increased 4% and 13% for the three and nine months ended September 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 5% and 15% for the three and nine months ended September 30, 2019, respectively. The increase for the three months ended September 30, 2019 was a result of an increase of 3% and 5% at U.S. Networks and International Networks, respectively. The increase for the nine months ended September 30, 2019 was primarily due to the prior year Scripps Networks acquisition. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, advertising revenue increased 4% for the nine months ended September 30, 2019, as a result of an increase of 4% at U.S. Networks.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from subscription video on demand ("SVOD") content licensing and other emerging forms of digital distribution.

Distribution revenue increased 4% and 7% for the three and nine months ended September 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 7% and 10% for the three and nine months ended September 30, 2019, respectively. The increase for the three months ended September 30, 2019 was primarily due to an increase of 6% at U.S. Networks. The increase for the nine months ended September 30, 2019 was primarily due to the acquisition of Scripps Networks. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, distribution revenue increased 5% for the nine months ended September 30, 2019. The increase was driven by increases of 5% and 4% at U.S. Networks and International Networks, respectively.
Other revenue decreased 15% and 54% for the three and nine months ended September 30, 2019, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, other revenue decreased 54% for the nine months ended September 30, 2019. The decrease for the three months ended September 30, 2019 was primarily due to the decrease of 36% at U.S. Networks. For both as reported and pro forma combined results, excluding the impact of foreign currency fluctuations, the decreases in other revenue for the nine months ended September 30, 2019, were primarily attributable to the impact of sublicensing of Olympics sports rights in 2018.
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
Costs of revenues decreased 2% and 7% for the three and nine months ended September 30, 2019, respectively, due to content synergies related to the integration of Scripps Networks. Content expense excluding the impact of foreign currency fluctuations was $710 million and $704 million for three months ended September 30, 2019 and 2018, respectively, and $2.1 billion and $2.2 billion for the nine months ended September 30, 2019 and 2018, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, costs of revenues decreased 11% for the nine months ended September 30, 2019. The results were due to a decrease of 10% at International Networks and U.S. Networks. On a pro forma combined basis content expense, excluding the impact of foreign currency fluctuations, was $2.3 billion for the nine months ended September 30, 2018.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees.
Selling, general and administrative expenses decreased 1% and increased 2% for the three and nine months ended September 30, 2019, respectively. The decrease for the three months ended September 30, 2019 was due to a decrease of 19% at Corporate and Inter-segment Eliminations. The increase for the nine months ended September 30, 2019 was primarily due to an increase of 17% at U.S. Networks. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 2% for the nine months ended September 30, 2019.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization decreased 19% and increased 1% for the three and nine months ended September 30, 2019, respectively. The decrease for the three months ended September 30, 2019 is primarily attributable to amortization related to the advertising revenue backlog intangible recorded as part of the acquisition of Scripps Networks, which had a one-year useful life and was fully amortized during the first quarter of 2019. The increase for the nine months ended September 30, 2019 was primarily due to the impact of the acquisition of Scripps Networks.
Impairment of Goodwill
Impairment of goodwill charges were $155 million for the three and nine months ended September 30, 2019. (See Note 6 to the accompanying consolidated financial statements.)

Restructuring and Other Charges
Restructuring and other charges were $8 million and $20 million for the three and nine months ended September 30, 2019, as compared to $224 million and $652 million for the three and nine months ended September 30, 2018. The restructuring and other charges for the three and nine months ended September 30, 2018 included involuntary severance actions associated with the integration of Scripps Networks, content impairments associated with changes in programming strategies, costs associated with the termination of long-term programming arrangements, and lease exit costs during the three and nine months ended September 30, 2018. (See Note 21 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net decreased 12% and 8% for the three and nine months ended September 30, 2019, respectively. The decrease for the three and nine months ended September 30, 2019 was primarily attributable to interest income related to the change in fair value of the Company's cross currency swaps. (See Note 9 to the accompanying consolidated financial statements.)
(Loss) income from equity investees, net
We reported losses from our equity method investees of $11 million and $20 million for the three and nine months ended September 30, 2019, respectively, as compared to a gain of $9 million and loss of $53 million for the three and nine months ended September 30, 2018, respectively. The changes are attributable to the Company's share of earnings and losses from its equity investees. (See Note 3 to the accompanying consolidated financial statements.)
Other Expense, net
The table below presents the details of other expense, net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency income (losses), net	$27	$(8)	$20	$(59)
(Losses) gains on derivative instruments, net	(22)	1	(45)	11
Change in the value of common stock investments with readily determinable fair value	(15)	(1)	(32)	(44)
Gain on sale of equity method investments	—	—	10	—
Remeasurement gain on previously held equity interest	—	—	14	—
Interest income	9	—	18	15
Other (expense) income, net	—	(7)	5	(7)
Total other expense, net	$(1)	$(15)	$(10)	$(84)

Income Tax Expense
The following tables reconcile the U.S. federal statutory income tax rate to our effective income tax rate.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
U.S. federal statutory income tax provision	$93	21%	$37	21%	$363	21%	$111	21%
State and local income taxes, net of federal tax benefit	16	3%	10	5%	53	3%	15	3%
Effect of foreign operations	23	5%	(5)	(3)%	58	3%	10	2%
Change in uncertain tax positions	(4)	(1)%	3	2%	6	—%	29	5%
Legal entity restructuring, deferred tax impact	(2)	—%	—	—%	(457)	(26)%	—	—%
Renewable energy investments tax credits (See Note 3)	(1)	—%	(1)	—%	(1)	—%	(3)	(1)%
Impairment of goodwill	26	6%	—	—%	26	2%	—	—%
Noncontrolling interest adjustment	(10)	(2)%	(3)	(2)%	(38)	(2)%	(7)	(1)%
U.S. legislative changes	—	—%	1	—%	—	—%	(18)	(3)%
Transaction costs	—	—%	2	1%	—	—%	9	2%
Other, net	6	1%	(1)	—%	19	1%	—	—%
Income tax expense	$147	33%	$43	24%	$29	2%	$146	28%

The increase in income tax expense for the three and nine months ended September 30, 2019 was primarily attributable to an increase in income and the impact of a goodwill impairment charge that is non-deductible for tax purposes during the three months ended September 30, 2019. Thereafter, the increase in income tax expense was primarily due to a discrete benefit recorded for additional foreign tax credit utilization included in the effect of foreign operations during the three months ended September 30, 2018 that did not recur in 2019. These increases were partially offset by a decrease in provision for uncertain tax positions. The decrease in income tax expense for the nine months ended September 30, 2019 was primarily attributable to the discrete, one-time, non-cash deferred tax benefit of $457 million from legal entity restructurings discussed below and a decrease in provision for uncertain tax positions. The decrease is partially offset by an increase in income and the impact of a goodwill impairment charge that is non-deductible for tax purposes during the nine months ended September 30, 2019. Additionally, the income tax expense for the nine months ended September 30, 2018 included a discrete tax benefit from U.S. legislative changes that extended the accelerated deduction of qualified film productions that did not recur in 2019. The effective tax rate was 33% and 2% for the three and nine months ended September 30, 2019, respectively, and 24% and 28% for the three and nine months ended September 30, 2018, respectively.
We carried out numerous internal transactions during the nine months ended September 30, 2019 that were intended to integrate assets acquired from the Scripps Networks business with the Discovery business; streamline and simplify our corporate entity structures; simplify our internal financing structures; respond to the expected exit of the United Kingdom from the European Union; make our managerial structures and processes more efficient and nimble; and reduce costs associated with the maintenance of legal entities. These transactions included mergers, liquidations, and intercompany sales among members of the consolidated Discovery group. Some of these transactions have resulted in changes in certain of our deferred tax items, which are based on differences between the book versus tax bases of the assets and liabilities and on certain tax attributes, such as net operating loss carryovers. The items involved in these restructurings relate to a variety of jurisdictions in our International Networks segment. Recent changes in accounting for intercompany transactions have also impacted our effective tax rate. For example, following our adoption of Accounting Standards Update 2016-16, effective January 1, 2018, the income tax effects of intercompany transfers will be recognized in the period in which the transfer occurs, rather than amortized over time, which will increase the impact of such transfers on our effective tax rate in the periods in which the transfers occur. Moreover, U.S. tax reform has a continued effect as the U.S. Treasury Department issues final regulations clarifying application of the new law; and several tax controversies have come to resolution. The net effect of the various changes in our deferred tax balances and related valuation allowances has been the recognition of a one-time, non-cash deferred income tax benefit of $457 million during the three months ended September 30, 2019.

Segment Results of Operations
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted Operating Income Before Depreciation and Amortization ("Adjusted OIBDA"). Adjusted OIBDA is defined as operating income excluding: (i) employee share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks and other transactions, and (viii) other items impacting comparability, such as the non-cash settlement of a withholding tax claim. (See Note 19 to the accompanying consolidated financial statements.) We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and Scripps Networks acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. We also exclude the depreciation of fixed assets and amortization of intangible assets as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Additional financial information for our reportable segments is set forth in Note 19 to the accompanying consolidated financial statements.
Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with US Generally Accepted Accounting Principles ("GAAP").
Effective January 1, 2019, our definition of Adjusted OIBDA was modified to exclude all employee share-based compensation, whereas only mark-to-market share-based compensation was previously excluded. Over time, the Company has moved to a higher percentage of equity-classified awards (in lieu of liability-classified awards, which require mark-to-market accounting) under its stock incentive plans and expects to continue this practice in future periods. Since most equity classified awards are non-cash expenses not entirely under management control, we have elected to exclude all share-based compensation from Adjusted OIBDA beginning in 2019. The revised definition of Adjusted OIBDA will be used by our chief operating decision maker in evaluating segment performance in 2019. Accordingly, prior period amounts have been recast to reflect the current definition.

The tables below present our reconciliation of consolidated net income available to Discovery, Inc. to Total Adjusted OIBDA and Adjusted OIBDA by segment (in millions).

	Three Months Ended September 30,
	2019	2018	% Change
Net income available to Discovery, Inc.	$262	$117	NM
Net income attributable to redeemable noncontrolling interests	6	5	20%
Net income attributable to noncontrolling interests	29	13	NM
Income tax expense	147	43	NM
Income before income taxes	444	178	NM
Other expense, net	1	15	(93)%
(Loss) income from equity investees, net	11	(9)	NM
Loss on extinguishment of debt	—	—	NM
Interest expense, net	163	185	(12)%
Operating income	619	369	68%
Restructuring and other charges	8	224	(96)%
Impairment of goodwill	155	—	NM
Depreciation and amortization	322	398	(19)%
Employee share-based compensation	11	43	(74)%
Transaction and integration costs	11	26	(58)%
Total Adjusted OIBDA	$1,126	$1,060	6%

Adjusted OIBDA
U.S. Networks	$1,005	$901	12%
International Networks	237	254	(7)%
Other	1	—	NM
Corporate and inter-segment eliminations	(117)	(95)	23%
Total Adjusted OIBDA	$1,126	$1,060	6%

	Nine Months Ended September 30,
	2019	2018	% Change
Net income available to Discovery, Inc.	$1,593	$325	NM
Net income attributable to redeemable noncontrolling interests	15	16	(6)%
Net income attributable to noncontrolling interests	94	41	NM
Income tax expense	29	146	(80)%
Income before income taxes	1,731	528	NM
Other expense, net	10	84	(88)%
Loss from equity investees, net	20	53	(62)%
Loss on extinguishment of debt	28	—	NM
Interest expense, net	515	558	(8)%
Operating income	2,304	1,223	88%
Gain on disposition	—	(84)	NM
Restructuring and other charges	20	652	(97)%
Impairment of goodwill	155	—	NM
Depreciation and amortization	1,014	1,001	1%
Employee share-based compensation	80	92	(13)%
Transaction and integration costs	22	107	(79)%
Settlement of a withholding tax claim	(29)	—	NM
Total Adjusted OIBDA	$3,566	$2,991	19%

Adjusted OIBDA
U.S. Networks	$3,192	$2,536	26%
International Networks	742	727	2%
Other	3	3	—%
Corporate and inter-segment eliminations	(371)	(275)	(35)%
Total Adjusted OIBDA	$3,566	$2,991	19%

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Revenues:
U.S. Networks	$1,725	$1,674	3%	$5,340	$4,628	15%
International Networks	950	916	4%	2,922	3,065	(5)%
Other	3	3	—%	8	52	(85)%
Corporate and inter-segment eliminations	—	(1)	NM	—	(1)	NM
Total revenues	2,678	2,592	3%	8,270	7,744	7%
Costs of revenues, excluding depreciation and amortization	914	934	(2)%	2,782	2,989	(7)%
Selling, general and administrative (a)	638	598	7%	1,922	1,764	9%
Adjusted OIBDA	$1,126	$1,060	6%	$3,566	$2,991	19%

(a) Selling, general and administrative expenses exclude employee share-based compensation, third-party transaction and integration costs related to the acquisition of Scripps Networks and other transactions, and for 2019, exclude the settlement of a withholding tax claim.

U.S. Networks
The tables below present, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018
				Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
Revenues:								$	%	$	%
Advertising	$1,019	$991	3%	$3,194	$2,708	$356	$3,064	$486	18%	$130	4%
Distribution	681	644	6%	2,066	1,812	156	1,968	254	14%	98	5%
Other	25	39	(36)%	80	108	7	115	(28)	(26)%	(35)	(30)%
Total revenues	1,725	1,674	3%	5,340	4,628	519	5,147	712	15%	193	4%
Costs of revenues, excluding depreciation and amortization	434	486	(11)%	1,297	1,297	152	1,449	—	—%	(152)	(10)%
Selling, general and administrative (a)	286	287	—%	851	795	109	904	56	7%	(53)	(6)%
Total Adjusted OIBDA	1,005	901	12%	3,192	2,536	258	2,794	656	26%	398	14%
Employee share-based compensation	—	—	NM	—	—	2	2	—	NM	(2)	NM
Depreciation and amortization	228	296	(23)%	723	691	(25)	666	32	5%	57	9%
Restructuring and other charges	4	206	(98)%	11	259	9	268	(248)	(96)%	(257)	(96)%
Transaction and integration costs	—	3	(100)%	—	7	(3)	4	(7)	NM	(4)	NM
Inter-segment eliminations	2	(3)	NM	2	(2)	(4)	(6)	4	NM	8	NM
Operating income	$771	$399	93%	$2,456	$1,581	$279	$1,860	$875	55%	$596	32%

(a) Selling, general and administrative expenses exclude share-based compensation and third-party transaction and integration costs directly related to the acquisition of Scripps Networks and other transactions.
Revenues
Advertising revenue for the three and nine months ended September 30, 2019 increased 3% and 18%, respectively. On a pro forma combined basis, advertising revenue increased 4% for the nine months ended September 30, 2019. The increases for such periods were attributable to increases in pricing, and, to a lesser extent, the continued monetization of digital content offerings and inventory, partially offset by lower overall ratings and the impact of audience declines on our linear networks. Advertising revenue for the nine months ended September 30, 2019 was additionally impacted by the prior year acquisition of Scripps Networks.
Distribution revenue increased 6% and 14% for the three and nine months ended September 30, 2019, respectively. On a pro forma combined basis, distribution revenue increased 5% for the nine months ended September 30, 2019. The increases for such periods were attributable to increases in contractual affiliate rates and additional carriage on streaming platforms, partially offset by a decline in overall subscribers. Distribution revenue for the nine months ended September 30, 2019 was additionally impacted by the prior year acquisition of Scripps Networks. Total portfolio subscribers at September 30, 2019 were 4% lower than at September 30, 2018, while subscribers to our fully distributed networks were 1% lower than the prior year.
Other revenues decreased $14 million and $28 million for the three and nine months ended September 30, 2019, respectively.

Costs of Revenues
Costs of revenues decreased 11% and were flat for the three and nine months ended September 30, 2019, respectively. On a pro forma combined basis, costs of revenues decreased 10% for the nine months ended September 30, 2019. The decreases for the three months ended September 30, 2019 and pro forma combined nine months ended September 30, 2019 were attributable to lower content amortization due to content synergies related to the integration of Scripps Networks. Costs of revenues for the nine months ended September 30, 2019 were impacted by the aforementioned factors, offset by the prior year acquisition of Scripps Networks. Content expense was $379 million and $409 million for the three months ended September 30, 2019 and 2018, respectively, and $1.1 billion for each of the nine months ended September 30, 2019 and 2018. On a pro forma combined basis, content expense was $1.2 billion for the nine months ended September 30, 2018.
Selling, General and Administrative
Selling, general and administrative expenses were flat and increased 7% for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019, reductions in technology, professional services fees and personnel costs due to restructuring and the integration of Scripps Networks were offset by higher marketing expenses. The increase for the nine months ended September 30, 2019, was primarily due to the prior year acquisition of Scripps Networks. On a pro forma combined basis, selling, general and administrative expenses decreased 6% for the nine months ended September 30, 2019, primarily as a result of cost reductions in personnel, technology and professional services fees due to restructuring and integration of Scripps Networks, partially offset by higher marketing expenses.
Adjusted OIBDA
Adjusted OIBDA increased 12% and 26% for the three and nine months ended September 30, 2019, respectively. On a pro forma combined basis, adjusted OIBDA increased 14% for the nine months ended September 30, 2019, primarily due to the factors described above.

International Networks
The following tables present, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018
				Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
Revenues:								$	%	$	%
Advertising	$394	$374	5%	$1,253	$1,232	$70	$1,302	$21	2%	$(49)	(4)%
Distribution	520	508	2%	1,565	1,577	22	1,599	(12)	(1)%	(34)	(2)%
Other	36	34	6%	104	256	12	268	(152)	(59)%	(164)	(61)%
Total revenues	950	916	4%	2,922	3,065	104	3,169	(143)	(5)%	(247)	(8)%
Costs of revenues, excluding depreciation and amortization	479	449	7%	1,483	1,675	52	1,727	(192)	(11)%	(244)	(14)%
Selling, general and administrative	234	213	10%	697	663	27	690	34	5%	7	1%
Total Adjusted OIBDA	237	254	(7)%	742	727	25	752	15	2%	(10)	(1)%
Depreciation and amortization	77	82	(6)%	241	232	19	251	9	4%	(10)	(4)%
Impairment of goodwill	155	—	NM	155	—	—	—	155	NM	155	NM
Restructuring and other charges	5	16	(69)%	15	262	2	264	(247)	(94)%	(249)	(94)%
Transaction and integration costs	—	3	NM	—	3	—	3	(3)	NM	(3)	NM
Inter-segment eliminations	—	7	NM	21	13	3	16	8	62%	5	31%
Settlement of a withholding tax claim	—	—	NM	(29)	—	—	—	(29)	NM	(29)	NM
Operating (loss) income	$—	$146	NM	$339	$217	$1	$218	$122	56%	$121	56%
Revenues
Advertising revenue increased 5% and 2% for the three and nine months ended September 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 10% and 9% for the three and nine months ended September 30, 2019, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, advertising revenue increased 3% for the nine months ended September 30, 2019. As reported results, excluding the impact of foreign currency fluctuations, for the three months ended September 30, 2019, were primarily attributable to the consolidation of the UKTV Lifestyle Business, expansion of our digital content offerings and to a lesser extent, higher pricing in certain markets in Europe. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, for the nine months ended September 30, 2019, the aforementioned factors were partially offset by the impact of the Olympics in 2018.
Distribution revenue increased 2% and decreased 1% for the three and nine months ended September 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 8% and 5% for the three and nine months ended September 30, 2019, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, distribution revenue increased 4% for the nine months ended September 30, 2019. As reported results, excluding the impact of foreign currency fluctuations, for the three months ended September 30, 2019, were attributable to certain content licensing arrangements, contractual price increases and new channel launches in our Latin America region, increases in digital licensing revenues, growth in Europe related to increases in pricing and monetization of digital content offerings. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, for the nine months ended September 30, 2019, the increase was primarily attributable to the impact of certain content licensing arrangements in Latin America, growth in pricing and subscribers to our linear networks and digital subscription services in Europe.

Other revenue increased $2 million and decreased $152 million for the three and nine months ended September 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, other revenue increased $4 million and decreased $136 million for the three and nine months ended September 30, 2019, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, other revenue decreased $150 million for the nine months ended September 30, 2019. For both as reported and pro forma combined results, excluding the impact of foreign currency fluctuations, nine months ended September 30, 2019, the decreases in other revenue were primarily attributable to the impact of sublicensing of Olympics sports rights in 2018.
Costs of Revenues
Costs of revenues increased 7% and decreased 11% for the three and nine months ended September 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues increased 8% and decreased 7% for the three and nine months ended September 30, 2019, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, costs of revenues decreased 10% for the nine months ended September 30, 2019. As reported results, excluding the impact of foreign currency fluctuations, for the three months ended September 30, 2019, were primarily attributable to higher costs associated with our expanded digital content offerings and to a lesser extent, consolidation of the UKTV Lifestyle Business. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, for the nine months ended September 30, 2019, the decrease was primarily attributable to the impact of costs related to the Olympics in 2018, partially offset by higher costs related to our expanded digital content offerings and consolidation of the UKTV Lifestyle Business.
Content expense, excluding the impact of foreign currency fluctuations, was $330 million and $294 million for the three months ended September 30, 2019 and 2018, respectively, and $978 million and $1.0 billion for the nine months ended September 30, 2019 and 2018, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, content expense was $1.1 billion for the nine months ended September 30, 2018.
Selling, General and Administrative
Selling, general and administrative expenses increased 10% and 5% for the three and nine months ended September 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 15% and 12% for the three and nine months ended September 30, 2019, respectively, primarily due to higher technology costs and personnel costs as a result of our expanded digital content offerings and higher marketing related expenses. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 9% for the nine months ended September 30, 2019, primarily due to the aforementioned factors, partially offset by the impact of marketing related expenses for the Olympics and certain channel launches in Asia in 2018.
Adjusted OIBDA
Adjusted OIBDA decreased 7% and increased 2% for the three and nine months ended September 30, 2019, respectively. Excluding the impact of foreign currency fluctuations, adjusted OIBDA increased 5% and increased 13% for the three and nine months ended September 30, 2019, respectively. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, adjusted OIBDA increased 9% for the nine months ended September 30, 2019, primarily due to the factors described above.
The impairment of goodwill presented above for International Networks includes $123 million that was reallocated from Corporate and Inter-segment Eliminations.

Other
The following table presents, for Other, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Revenues	$3	$3	—%	$8	$52	(85)%
Costs of revenues, excluding depreciation and amortization	1	—	NM	1	17	(94)%
Selling, general and administrative	1	3	(67)%	4	32	(88)%
Adjusted OIBDA	1	—	NM	3	3	—%
Depreciation and amortization	—	—	NM	—	3	NM
Restructuring and other charges	—	—	NM	—	1	NM
(Gain) loss on disposition	—	—	NM	—	(84)	NM
Inter-segment eliminations	(2)	(1)	NM	(8)	(8)	—%
Operating income	$3	$1	NM	$11	$91	(88)%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018
				Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
								$	%	$	%
Revenues	$—	$(1)	NM	$—	$(1)	$—	$(1)	1	NM	1	NM
Costs of revenues, excluding depreciation and amortization	—	(1)	NM	1	—	—	—	1	—%	1	—%
Selling, general and administrative	117	95	23%	370	274	20	294	96	35%	76	26%
Adjusted OIBDA	(117)	(95)	(23)%	(371)	(275)	(20)	(295)	(96)	(35)%	(76)	(26)%
Employee share-based compensation	11	43	(74)%	80	92	3	95	(12)	NM	(15)	(16)%
Depreciation and amortization	17	20	(15)%	50	75	—	75	(25)	(33)%	(25)	(33)%
Restructuring and other charges	(1)	2	NM	(6)	130	2	132	(136)	NM	(138)	NM
Transaction and integration costs	11	20	(45)%	22	97	(28)	69	(75)	(77)%	(47)	(68)%
Inter-segment eliminations	—	(3)	NM	(15)	(3)	1	(2)	(12)	NM	(13)	NM
Operating loss	$(155)	$(177)	12%	$(502)	$(666)	$2	$(664)	$164	25%	$162	24%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation, and transaction and integration costs related to Scripps Networks and other transactions.
Adjusted OIBDA decreased 23% and 35% for the three and nine months ended September 30, 2019, respectively. Compared to pro forma combined results for the nine months ended September 30, 2018, Adjusted OIBDA decreased 26%. The decreases were primarily due to transformation projects related to technology infrastructure and software development, as well as facilities related expenses due to real estate consolidation.

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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, which is a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2019 Baseline Rate”), and the prior year amounts translated at the same 2019 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies. Selling, general and administrative expense, as presented below, excludes share-based compensation and transaction and integration costs related to Scripps Networks and other transactions due to their impact on comparability between periods.
The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended September 30,
	2019	2018	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$1,413	$1,365	4%	5%
Distribution	1,201	1,152	4%	7%
Other	64	75	(15)%	(13)%
Total revenues	2,678	2,592	3%	5%
Costs of revenues, excluding depreciation and amortization	914	934	(2)%	(1)%
Selling, general and administrative	638	598	7%	8%
Adjusted OIBDA	$1,126	$1,060	6%	9%

	Nine Months Ended September 30,
	2019	2018	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$4,447	$3,940	13%	15%
Distribution	3,631	3,389	7%	10%
Other	192	415	(54)%	(51)%
Total revenues	8,270	7,744	7%	9%
Costs of revenues, excluding depreciation and amortization	2,782	2,989	(7)%	(4)%
Selling, general and administrative	1,922	1,764	9%	12%
Adjusted OIBDA	$3,566	$2,991	19%	22%

The impact of foreign currency on the comparability of our financial results for International Networks for the three and nine months ended September 30, 2019 is as follows (dollar amounts in millions).

	Three Months Ended September 30,
	2019	2018	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$394	$374	5%	10%
Distribution	520	508	2%	8%
Other	36	34	6%	12%
Total revenues	950	916	4%	9%
Costs of revenues, excluding depreciation and amortization	479	449	7%	8%
Selling, general and administrative	234	213	10%	15%
Adjusted OIBDA	$237	$254	(7)%	5%

	Nine Months Ended September 30,
	2019	2018	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$1,253	$1,232	2%	9%
Distribution	1,565	1,577	(1)%	5%
Other	104	256	(59)%	(56)%
Total revenues	2,922	3,065	(5)%	2%
Costs of revenues, excluding depreciation and amortization	1,483	1,675	(11)%	(7)%
Selling, general and administrative	697	663	5%	12%
Adjusted OIBDA	$742	$727	2%	13%
FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the nine months ended September 30, 2019, we funded our working capital needs primarily through cash flows from operations. As of September 30, 2019, we had $813 million of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice. Access to sufficient capital from the public market is not assured.

•	Debt
Senior Notes
In May 2019, Discovery Communications, LLC ("DCL") issued $750 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “2029 Notes”) and $750 million aggregate principal amount of 5.300% Senior Notes due 2049 (the “2049 Notes”). All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by the Company and by Scripps Networks and contain certain covenants, events of default and other customary provisions.
In connection with the Scripps Networks acquisition in March 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes").

In April 2018, pursuant to the Offering Memorandum and Consent Solicitation Statement to Exchange dated March 5, 2018, DCL, our wholly-owned subsidiary, completed the exchange of $2.3 billion aggregate principal amount of Scripps Networks Senior Notes, for $2.3 billion aggregate principal amount of DCL's 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024and 3.950% senior notes due 2025. Interest on these notes is payable semi-annually in arrears. The exchange was accounted for as a debt modification and, as a result, third-party issuance costs were expensed as incurred. In connection with this exchange transaction, Scripps Networks Interactive, Inc., which had become our wholly-owned subsidiary of the Company through acquisition, fully and unconditionally guaranteed the DCL senior notes.
Revolving Credit Facility
We have access to a $2.5 billion revolving credit facility. Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of September 30, 2019, we had no outstanding borrowings under the revolving credit facility. The revolving credit facility agreement provides for a maturity date of August 2022 and the option for up to two additional 364-day renewal periods. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The Credit Agreement requires DCL to maintain a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3:00 to 1:00 and requires a consolidated leverage ratio of financial covenant of 5.50 to 1.00, with step-downs to 5.00 to 1.00 that occurred in the first year after the closing of the acquisition of Scripps Networks and 4.50 to 1.00 that will occur in the second year after the closing. As of September 30, 2019, Discovery, DCL and the other borrowers were in compliance with all covenants and there were no events of default under the Credit Agreement.
Term Loans
In August 2017, DCL entered into a three-year delayed draw tranche and a five-year delayed draw tranche unsecured term loan credit facility (the "Term Loans"), each with a principal amount of up to $1 billion. The term of each delayed draw loan commenced in March 2018 when Discovery used these funds to finance a portion of the acquisition of Scripps Networks. As of December 31, 2018, the Company had used cash from operations and borrowings under the commercial paper program to fully pay off the Term Loan borrowings.
Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1 billion. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit rating assigned to the notes at the time of issuance. The Company had no outstanding borrowings as of September 30, 2019. Borrowings under the commercial paper program reduce the borrowing capacity under the revolving credit facility arrangement referenced above.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•	Investments and Business Combinations
Scripps Networks Acquisition
On March 6, 2018, Discovery completed the Scripps Networks acquisition for total consideration of $12.0 billion, including cash of $8.8 billion and stock of $3.2 billion. The Scripps Networks acquisition consideration consisted of (i) for Scripps Networks shareholders who did not make an election or elected the mixed consideration, $65.82 in cash and 1.0584 shares of Discovery Series C common stock for each Scripps Networks share, (ii) for Scripps Networks shareholders that elected the cash consideration, $90.00 in cash for each Scripps Networks share and (iii) for Scripps Networks shareholders that elected the stock consideration, 3.9392 shares of Discovery Series C common stock for each Scripps Networks share, subject to the terms and conditions set forth in the Agreement and Plan of Merger by and among Discovery, Scripps Networks, and Skylight Merger Sub, Inc., dated July 30, 2017.

Other Investments
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 3 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. During the nine months ended September 30, 2019, the Company contributed $215 million for investments in and advances to our investees.
Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $446 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. (See Note 10 to the accompanying consolidated financial statements.) Distributions to redeemable noncontrolling interests and noncontrolling interests totaled $227 million and $59 million for the nine months ended September 30, 2019 and 2018.

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
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In April 2019, our Board of Directors authorized additional stock repurchases of up to $1 billion. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 11 to the accompanying consolidated financial statements.) During the nine months ended September 30, 2019, the Company repurchased 11.6 million shares of its Series C common stock for $300 million.

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the nine months ended September 30, 2019, we made cash payments of $499 million and $541 million for income taxes and interest on our outstanding debt, respectively.

•	Debt
In September 2019, we redeemed $500 million and $400 million of our 2.200% senior notes and floating rate notes, respectively, as they came due.
We used the net proceeds from our issuance of the 2029 Notes and 2049 Notes to redeem and repurchase $477 million aggregate principal amount of our outstanding 2.750% senior notes and $789 million aggregate principal amount of our outstanding 5.050% senior notes that had original maturities of November 2019 and June 2020, respectively. The repayment included $20 million for net premiums over par and $3 million of non-cash charges resulting in a loss on extinguishment of debt of $23 million.
In March 2019, we redeemed $411 million aggregate principal amount of our outstanding 5.625% senior notes that had an original maturity of August 2019. The repayment included $5 million for premium over par on the 5.625% senior notes and resulted in a loss on extinguishment of debt of $5 million.
During the nine months ended September 30, 2019, we made additional open market bond repurchases totaling $50 million. We have an additional $600 million of outstanding senior notes coming due in June 2020.

•	Restructuring and Other
Our uses of cash include restructuring and other charges related to contract terminations and employee terminations. These charges result from activities to integrate the Scripps Networks and other cost reduction initiatives. As of September 30, 2019, we have restructuring liabilities of $48 million related to employee and contract terminations. (See Note 21 to the accompanying consolidated financial statements.)

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents, beginning of period	$986	$7,309
Cash provided by operating activities	2,167	1,647
Cash used in investing activities	(291)	(8,549)
Cash (used in) provided by financing activities	(1,992)	148
Effect of exchange rate changes on cash and cash equivalents	(57)	(24)
Net change in cash and cash equivalents	(173)	(6,778)
Cash and cash equivalents, end of period	$813	$531
Operating Activities
Cash provided by operating activities was $2.2 billion and $1.6 billion during the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily attributable to an increase in net income excluding non-cash items following the acquisition of Scripps Networks, partially offset by a negative fluctuation in working capital activity.
Investing Activities
Cash used in investing activities was $291 million and $8.5 billion during the nine months ended September 30, 2019 and 2018, respectively, which was primarily attributable to the acquisition of Scripps Networks in 2018. (See Note 2 to the accompanying consolidated financial statements.)
Financing Activities
Cash used in financing activities was $2.0 billion for the nine months ended September 30, 2019, and cash provided by financing activities was $148 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, cash used in financing activities was primarily attributable to principal repayments of debt and the revolving credit facility, stock repurchases, and distributions to noncontrolling interests and redeemable noncontrolling interests, partially offset by the issuance of 10- and 30-year notes. For the nine months ended September 30, 2018, cash provided by financing activities was primarily attributable to borrowings under the term loan facility and commercial paper program, partially offset by principal repayments of term loans.
Capital Resources
As of September 30, 2019, capital resources were comprised of the following (in millions).

	September 30, 2019
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$813	$—	$—	$813
Revolving credit facility and commercial paper program (a)	2,500	1	—	2,499
Senior notes (b)	15,482	—	15,482	—
Program financing line of credit	26	—	14	12
Total	$18,821	$1	$15,496	$3,324

(a) There were no borrowings under the revolving credit facility or commercial paper program outstanding as of September 30, 2019.
(b) Interest on the senior notes is paid annually, semi-annually or quarterly. Our senior notes outstanding as of September 30, 2019 had interest rates that ranged from 1.90% to 6.35% and will mature between 2020 and 2049.
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

As of September 30, 2019, we held $140 million of our $813 million of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act enacted on December 22, 2017 features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
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
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily Liberty Global, Liberty Broadband, our equity method investees and minority partners of our consolidated subsidiaries. (See Note 18 to the accompanying consolidated financial statements.)
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2018. For a discussion of each of our critical accounting estimates listed below, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 2 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in our 2018 Annual Report on Form 10-K:
•Revenue recognition;
•Goodwill and intangible assets;
•Income taxes;
•Business combinations;
•Content rights; and
•Equity method investments.
During the fourth quarter of 2018, the Company performed a qualitative goodwill impairment assessment for all reporting units and determined that it was more likely than not that the fair value of its reporting units exceeded their carrying values, except for its Asia-Pacific reporting unit. For the Asia-Pacific reporting unit, the Company then performed a quantitative step 1 impairment test, which indicated limited headroom (the excess of fair value over carrying value) of 10%.
Given the limited headroom in the Asia-Pacific reporting unit, the Company closely monitored its results during 2019. During the third quarter, due to an increasingly challenging business environment in the Asia-Pacific region, which included 1) moderating revenue growth projections, 2) underperformance of certain sports investments, 3) heightened volatility in China and surrounding economies, and 4) a decline in Asia-Pacific stock price multiples for peer media companies, the Company believed the increased risk required it to perform an interim impairment test. The step 1 test utilized a DCF valuation methodology. Significant judgments and assumptions included the amount and timing of expected future cash flows, long-term growth rates ranging from 2% to 2.5%, and a discount rate of 11%. The cash flows employed in the DCF analysis for the Asia-Pacific reporting unit are based on the reporting unit's budget and long-term business plan. The results of the step 1 test indicated that the carrying value of the net assets in the Asia-Pacific reporting unit exceeded its fair value.

In the second step of the impairment test, the Company hypothetically assigned the Asia-Pacific reporting unit's fair value to its individual assets and liabilities, including unrecognized intangible assets such as customer relationships and trade names, in a hypothetical purchase price allocation that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. The fair value estimates incorporated in step 2 for the hypothetical intangible assets were based on the excess earnings income approach for customer relationships and the relief-from-royalty method for trademarks. Key judgments made by management in step 2 of the impairment test included revenue growth rates, length of contract term, number of renewals, customer attrition rates, market-based royalty rates, and market-based tax rates. The step 2 impairment test indicated an implied fair value of goodwill of $40 million, which resulted in a pre-tax impairment charge of $155 million during the three months ended September 30, 2019, which was not deductible for tax purposes.
The determination of fair value of the Company's Asia-Pacific reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. Changes in significant judgments and estimates could significantly impact the concluded fair value of the reporting unit or the valuation of intangible assets.
The goodwill impairment charge did not have an impact on the calculation of the Company's financial covenants under the Company's debt arrangements.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the nine months ended September 30, 2019. (See Note 1 to the accompanying consolidated financial statements.)
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 6, 2018, we acquired Scripps Networks. See Note 2 to the accompanying consolidated financial statements. As a result, we are currently integrating policies, processes, people, technology and operations for the combined company and assessing the impact to our internal control over financial reporting. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 19 to the accompanying consolidated financial statements.
ITEM 1A. Risk Factors
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2018 Form 10-K. Our risk factors have not changed materially since December 31, 2018, other than the following:
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” E.U. law provides for a departing member state to have a two-year notice period to negotiate a term of exit, which the U.K. triggered on March 27, 2017 and subsequently extended. On October 17, 2019, a revised draft withdrawal agreement was published detailing the framework of the future relationship between the U.K. and the E.U. This agreement has not yet been ratified by the U.K. and European Parliaments. While the deadline for the U.K.'s departure from the E.U. has been extended to January 31, 2020, there remains uncertainty as to whether an agreement would be ratified prior to such date, whether the U.K. will depart without such an agreement in place, or whether the deadline will be further extended. A U.K. general election on December 12, 2019 may impact the outcome. Brexit may have an adverse impact on advertising, subscribers, distributors and employees, as described in Item 1A, "Risk Factors," in our 2018 Annual Report on Form 10-K. We continue to monitor the situation for potential effects to our distribution and licensing agreements, unusual foreign currency exchange rate fluctuations, and changes to the legal and regulatory landscape. If ratified, the withdrawal agreement will include a transitional period until December 2020, which could mitigate against some of these impacts.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended September 30, 2019.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)(b)
July 1, 2019 - July 31, 2019	—	$—	—	$—
August 1, 2019 - August 31, 2019	4,790,783	$25.87	4,790,783	$876,041,235
September 1, 2019 - September 30, 2019	6,773,946	$25.97	6,773,946	$700,144,901
Total	11,564,729	$25.93	11,564,729	$700,144,901

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) Under the stock repurchase program, management was authorized to purchase shares of the Company's common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The Company announced the $1 billion authorization on May 2, 2019.  Under this stock authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors.

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)†

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)†

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)†

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)†

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)†

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) Consolidated Statement of Equity for the three and nine months ended September 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: November 7, 2019	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 7, 2019	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer